Form 10KSB
period 2001-12-31
GLOBAL YACHT SERVICES INC
filed 2002-03-28
CIK 1159036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended December 31, 2001
                                      -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from                to
                                              ----------------   ---------------

Commission File Number: 000-49616

                           Global Yacht Services, Inc.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                               88-0488686
------                                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

7710 Hazard Center Drive, Suite E-415, San Diego, California             92108
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                  619.990.0976
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:


  Title of each class registered:    Name of each exchange on which registered:
  -------------------------------    ------------------------------------------

                None                                    None
                ----                                    ----
Securities registered under Section 12(g) of the Act:

                   Common Stock, Par Value $.001
                   -----------------------------
                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


State issuer's revenues for its most recent fiscal year. $24,685.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 26, 2002, approximately $0.

As of March 26, 2002, there were 1,282,777 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                          [ ]  Yes          [X]  No

                                     PART I

Item 1. Description of Business.
--------------------------------

Our Background.  We were incorporated in Nevada on February 21, 2001.

Our Business. We provide a broad range of yacht services in the global marketplace. Our services include yacht rental and charter, yacht sales and yacht services, such as the provision of captain, crew, supplies, maintenance, delivery as well as full-scale contracted care of yachts. Our president, Mitch Keeler, is an experienced captain and possesses a captain certification from the U.S. Coast Guard. Mr. Keeler provides professional advice and consultation for all aspects of yacht lease, purchase and ownership and is available for on site assistance anywhere in the world.

We currently generate revenues from our charter services, which range from day charters to full week charters. We currently offer private yacht charters in San Diego, usually of up to one week in duration as well as corporate charters, which are typically 3 to 5 hours and short range. We have very few charters that are longer than one week, however, they do occur. Our officers act as captain and crew for our charter services, but we often utilize outside businesses for services such as catering and bartending.

For those charter services, Mr. Keeler did not get paid or reimbursed for providing the use of his yacht. We do not believe that there are limitations on our use of Mr. Keeler's yacht in the future, although Mr. Keeler has not made any formal commitment to provide us with the use of his yacht at no charge. We anticipate that Mr. Keeler will not expect to be paid or reimbursed for providing the use of his yacht as long as he is our president and maintains a significant equity interest in us.

We also have arrangements with four yacht charter companies, which provide that we may use their yachts for our charter services. Those arrangements provide that we can rent those companies' yachts for fixed daily and hourly rental fees ranging from $300 per hour to $3000 per day depending on the size of the yacht. We cannot guaranty that those yachts will be available in the event that we need to rent those yachts to provide our services.

We have also generated revenues from our yacht management services and our delivery services. Yacht management services include managing the yacht for the owners including routine maintenance, repairs and electronics installation. Regular maintenance includes services such as exterior and interior cleaning, bottom cleaning, waxing and zinc replacement. Delivery services include delivering newly purchased yachts to various locations around the world.

We use subcontractors on a per job basis for various services that we provide. Those subcontractors are paid by us when we are paid by the client. Subcontractors for our charter services may include, but are not limited to, the following: captains, deckhands, stewards, cooks, caterers, entertainment, and bartenders. Other subcontractors that we use include yacht repair persons and skilled electronics installers.

Our Products and Services. We intend to be a professional source that the yacht owner or enthusiast will utilize for all their yachting requirements, including brokering sales or providing consulting services for yacht purchases, overseeing delivery to a foreign destination, recruiting captain and crew, procuring and supervising quality subcontract repairs and routine maintenance, and providing yacht charter cruises. We intend to provide high quality customer service, which we hope will result in repeat and referral business.

We currently provide the following services:

    o yacht services such as the provision of captains, engineers and crew, from a list of qualified prospects and also supplies and maintenance;
    o    deliveries of yachts to worldwide destinations;
    o full-scale contracted care yachts, including interior and exterior cleaning twice monthly, exterior waxing twice yearly, bottom cleaning once monthly, and routine maintenance;

    o advice and consultation to clients with regard to all aspects of yacht lease, purchase, custom construction and ownership, such as consultation at a boat show by contract, although we have not generated any revenues from theses services; and
    o    brokering traditional face-to-face yacht sales, of vessels in the $1 -
         1.5 million range, although we have not generated any revenues from theses services.

We are currently equipped to provide all of the above services those services only require the manpower of our officers and directors and the use of subcontractors.

We intend to provide the following services:

    o yacht sales or lease by means of the website, of vessels in the $500,000 range; and
    o    custom yacht design and construction.

In order to provide the above services, we need to develop our website. We also intend to establish relationships with various parties including yacht owners, sellers, brokers, lessors, charter agents, maintenance suppliers, industry professionals and specialists, captains, crew, engineers, designers, insurance agents, legal advisors, and government agents. In the high-end yachting industry, reputation of the company and its personnel is very important to the customers. Our president, Mitch Keeler has extensive contacts and experience in all aspects of the yachting industry due to his 20 years in the field as a licensed yacht captain. We believe that a significant portion of our customers will be generated by referral from Mr. Keeler's contacts.

Our facilities are located in San Diego, California, giving us a presence in what we believe is one of the world's largest luxury yacht markets. We also intend to conduct operations to the eastern Caribbean market through Global Yacht Services (BVI) Limited, our wholly owned subsidiary. We anticipate that our subsidiary will establish an office in Tortola, British Virgin Islands, so that we provide services to that market. Our subsidiary has not conducted any operations to date.

We anticipate that we will develop our website so that it will function as a means for global clients to access our range of services and communicate with us. In California, the chief means of contact will be in person, by mail, e-mail, phone or fax, although we anticipate that a significant portion of our business will be conducted away from the office or at the client's location. We believe that we must be accessible via multiple types of communication systems, such as cellular phone and email, so that prospects and clients can always reach us.

We anticipate that we will rely upon effective business systems to grow our business. We intend to develop an information database to capture client data for future business development, which will cue our management follow-up calls to brokers and clients for a regular check up to ensure they are satisfied with current services. As with many other luxury purchases, luxury yacht purchases are often cyclical with some clients upgrading to new models every 2 or 3 years. We hope to serve these clients in making these upgrade purchases. However, we expect that other clients will maintain their original yacht, but make use of relevant maintenance services through us.

Our business, as well as the entire recreational boating industry, is highly seasonal, with seasonality varying in different geographic markets. We expect to realize significantly lower sales and operations in winter months in climates that are characterized by cold temperatures or severe weather. However, we anticipate activity to generally fluctuate with seasonal changes. Our business could become substantially more seasonal as we expand operations into colder regions of the United States. In addition, weather conditions adversely impact our operating results. For example, drought conditions, reduced rainfall levels, and excessive rain may force boating areas to close or render boating dangerous or inconvenient, thereby curtailing customer demand for our products. In addition, unseasonably cool weather and prolonged winter conditions may lead to shorter selling seasons in certain locations. Hurricanes and other storms could result in the disruption of our proposed Caribbean operations or damage to our proposed boat inventories and facilities. As a result, our operating results in some future quarters could be below our expectations.

Our Website www.gysi-online.com. Our current website, which is hosted by a local provider in San Diego, California, displays our corporate logo and contact information and provides a general description of our staff, the services that we provide as well as links to resources of interest to yacht owners. We believe that there is a need in the global yacht industry for clients to obtain timely and comprehensive services. We hope to fulfill this need by means of our website, which we intend to further develop to provide one-stop shopping and support for clients and prospective clients.

Our Target Markets and Marketing Strategy. We do not believe that our current operations depend on one or a limited number of customers. We intend to serve the global high-end luxury yachting market through relationship marketing and our website. We will begin by providing service in the San Diego region, central to the southern California yacht market, by approaching existing yacht owners to act as charter agents. Yacht services such as care-taking or maintenance, making travel arrangements and brokering captains and crew, yacht delivery world-wide, yacht sales and general yachting related services will be provided initially in San Diego, Orange, and Los Angeles counties. The southern California region is second only to Florida in the U.S. market for luxury yachts and services.

We intend to be competitive in price to satisfy those clients who are price shoppers. However, we intend to provide high quality services, which we believe will attract loyal clients for whom price will be a secondary consideration. We will promote our services primarily by means of our website, but also by relationship-building with yacht brokers, articles and advertisements in trade publications such as Yachts International, duPont Registry, Yachting, Yachting World, Sea Magazine and Motor Yachting Magazine, as well as by reputation and word-of-mouth. Additionally, we anticipate that attendance at a number of boat shows will be necessary, often in a contract capacity to assist a client to find a new vessel.

Our Growth Strategy. Our objective is to establish our reputation of providing preeminent services to luxury yacht owners and users of yacht services initially in San Diego, Orange and Los Angeles counties. Our strategy is to provide clients with exceptional personal service and access to products and services. Key elements of our strategy include:

    o    cultivate relationships with existing and potential clients;
    o increase our relationships with third party providers of maintenance and repair products and services;
    o    continue to promote our website and expand its capabilities; and
    o expand operations in the southern California and eastern Caribbean markets.

Our Competition. The market for luxury yacht sales and services is very competitive. We compete primarily with single-location boat dealers and yacht brokers with respect to brokering sales or providing consulting services for yacht purchases and overseeing delivery to a foreign destination. We also compete with national specialty marine parts and accessories stores, catalog retailers, sporting goods stores, and mass merchants with respect to sales of marine parts, accessories, services and equipment.

We also compete with other providers of yacht charter services and with cruise ship lines and other forms of vacation choices and types of recreation. In addition, several of our competitors, especially those selling marine equipment and accessories, are large international, national or regional businesses that have substantial financial, marketing, and other resources. Private boat charters are additional competition.

We intend to compete on the basis of price and quality of service and by offering a complete range of services. We intend to utilize the experience and contacts of Mitch Keeler to provide high quality services at a reasonable price. We believe that Mr. Keeler's experience and contacts in the industry will allow us to pay less for the services that we subcontract. We also believe that we can compete by providing a complete range of services, from assisting clients with purchase, delivery maintenance and sale of their yacht. We can also teach the client how to operate the boat and understand the systems. We believe that by offering a total range of services to the yacht owner we can compete effectively with those competitors that only offer one of the services that we provide.

Additionally, the market for similar products and services offered over the Internet is highly competitive. There are no substantial barriers to entry in these markets, and we expect that competition will continue to intensify.

Our yacht purchasing and maintenance services compete against a variety of Internet and traditional boat and other recreational equipment purchasing services as well as boat manufacturers, yacht brokers and yacht maintenance companies. Therefore, the competitive factors faced by both Internet commerce companies as well as traditional, offline companies within the boating equipment and service industries affect us. To compete successfully in the global marketplace as an Internet-based commercial entity, we must significantly increase awareness of our services and brand name.

We anticipate we will compete with other entities which maintain similar commercial websites including buymarine.com, yachtworld.com, boating.com, boattraderonline.com, boatowners.com and boat-yachts.com. In addition, all major cruise companies, yacht manufacturers and other boating industry players have their own websites and many have recently launched or announced plans to launch online buying services. For example, Campers & Nicholsons, or C&N, which is based overseas with a long-established history and reputation, uses traditional means such as relying on referrals, direct mail and high-end catalogue to generate leads. However, C&N also has a website, cnconnect.com, but mostly relies upon this means of communication to generate calls to brokers. On the other hand, Yachtstore generates the majority of its business from its website, where a buyer can conduct transactions from yacht purchases to charter arrangements without speaking to a live broker. We also compete with yacht charter or maintenance companies, as well as yacht manufacturers and dealers. Such companies may already maintain or may introduce websites which compete with ours.

Many of these competitors have greater financial resources than we have, enabling them to finance acquisition and development opportunities, to pay higher prices for the same opportunities or to develop and support their own operations. In addition, many of these companies can offer bundled, value-added or additional services not provided by us, and may have greater name recognition. These companies might be willing to sacrifice profitability to capture a greater portion of the market for yacht sales, service or charters, or pay higher prices than we would for the same expansion and development opportunities. Consequently, we may encounter significant competition in our efforts to achieve our internal growth objectives.

Our Intellectual Property. We do not presently own any patents, trademarks, copyrights, licenses, concessions or royalties. Our success may depend in part upon our ability to protect our trade name, preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing the proprietary rights of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guaranty that

    o    these agreements will not be breached;
    o    we would have adequate remedies for any breach; or
    o our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

We cannot guaranty that our actions will be sufficient to prevent imitation or duplication of either our products or services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

We own the Internet domain name www.gysi-online.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org", or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Government Regulation. Our yacht sales, maintenance and charter operations are subject to extensive regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. For example, broker services require sales licenses in most states, and boats under charter must adhere to U.S. Coast Guard standards, including safety regulations such as those for life-saving equipment, and are subject to various vessel inspection and testing requirements. Also, vessel manufacturers must certify yachts and all recreational powerboats sold in the U.S. meet U.S. Coast Guard standards.

These certifications specify standards for the design and construction of yachts and other powerboats. In addition, yacht safety is subject to federal regulation under the Boat Safety Act of 1971. The Boat Safety Act requires boat manufacturers to recall products for replacement of parts or components that have demonstrated defects affecting safety. In addition, boats manufactured for sale in other countries must be certified to meet standards in those jurisdictions.

Certain states have required or are considering requiring a license to operate a recreational boat. These licensing requirements are not expected to be unduly restrictive. They may, however, discourage potential first-time buyers, which could hinder our ability to generate revenues. In addition, certain state and local governmental authorities are contemplating regulatory efforts to restrict boating activities on certain inland bodies of water. While the scope of these potential regulations is not yet known, their adoption and enforcement could significant reduce our revenues.

Changes in federal and state tax laws, such as an imposition of luxury taxes on new boat purchases, also could influence consumers' decisions to purchase products we offer and could have a negative effect on our sales. For example, during 1991 and 1992, the federal government imposed a luxury tax on new recreational boats with sales prices in excess of $100,000, which coincided with a sharp decline in boating industry sales from the late 1980s compared to 1992.

Our business or that of our subcontractors may involve the use, handling, storage, and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials, such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline, and diesel fuels. Accordingly, we could be subject to regulation by federal, state, and local authorities establishing investigation and health and environmental quality standards, and liability related thereto, and providing penalties for violations of those standards.

In particular, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA or Superfund, imposes joint, strict, and several liability on:

    o owners or operators of facilities at, from, or to which a release of hazardous substances has occurred;
    o parties who generated hazardous substances that were released at such facilities; and
    o parties who transported or arranged for the transportation of hazardous substances to such facilities.

A majority of states have adopted Superfund statutes comparable to and, in some cases, more stringent than CERCLA. In addition, operations conducted on waterways are subject to federal or state laws regulating navigable waters (including oil pollution prevention), fish and wildlife, and other matters.

Additionally, Internet access and online services are not subject to direct regulation in the United States. Changes in the laws and regulations relating to the telecommunications and media industry, however, could impact our business. For example, the Federal Communications Commission could begin to regulate the Internet and online services industry, which could result in increased costs for us. The laws and regulations applicable to the Internet and to our services are evolving and unclear and could damage our business. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose us to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require us to incur significant expenses in complying with any new regulations. The European Union has recently adopted privacy and copyright directives that may impose additional burdens and costs on international operations.

Our Research and Development. We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future.

Employees. As of March 26, 2002, we have two full time employees. We anticipate that we will not hire any employees in the next six months, unless we generate significant revenues. From time-to-time, we anticipate that we will use the services of independent contractors and consultants for the various services that we provide.

Facilities. Our executive, administrative and operating offices are located 7710 Hazard Center Drive, Suite E-415, San Diego, California 92108.


Item 2.  Description of Property.
---------------------------------

Property held by us. As of the date specified in the following table, we held the following property:

==================================== ======================================
             Property                           December 31, 2001
------------------------------------ --------------------------------------
Cash                                                               $26,167
==================================== ======================================

Our Facilities. Our executive, administrative and operating office is approximately 150 square feet and is located in the personal residence of Mitch Keeler, our president and one of our directors. We have complete ownership of this office and we do not share this office with any other business. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate. Mitch Keeler, our president and director, currently provides office space to us at no charge. We do not have a written lease or sublease agreement and Mr. Keeler does not expect to be paid or reimbursed for providing office facilities. Our financial statements reflect, as occupancy costs, the fair market value of that space, which is approximately $193 per month. That amount has been included in the financial statements as additional capital contribution by Mr. Keeler.

Item 3.  Legal Proceedings.
---------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

Not applicable.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Our securities are not listed for trading on any exchange or quotation service. We are not required to comply with the timely disclosure policies of any exchange or quotation service. The requirements to which we would be subject if our securities were so listed typically include the timely disclosure of a material change or fact with respect to our affairs and the making of required filings. Although we are not required to deliver an annual report to security holders, we intend to provide an annual report to our security holders, which will include audited financial statements.

There are no shares that can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are no outstanding shares of our common stock that we have agreed to register under the Securities Act for sale by security holders. The approximate number of holders of record of shares of our common stock is four.

In February 2002, our registration statement on Form SB-2 to register 750,000 shares of common stock to be offered for sale by us, and 50,000 shares of common stock held by our shareholders was declared effective by the SEC.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

    o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
    o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
    o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
    o    a toll-free telephone number for inquiries on disciplinary actions;
    o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
    o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

    o    the bid and offer quotations for the penny stock;
    o the compensation of the broker-dealer and its salesperson in the transaction;
    o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
    o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.
-------------------------------------------------------------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Liquidity and Capital Resources. We had cash of $26,127 as at December 31, 2001. We had no accounts receivable as at December 31, 2001. We believe that our available cash is sufficient to pay our day-to-day expenditures. Our total current assets were approximately $26,127 as at December 31, 2001, and we had no other assets as of that same date, making our total assets approximately $26,127 as at December 31, 2001. In February 2002, our registration statement on Form SB-2 to register 750,000 shares of common stock to be offered for sale by us at $0.20 per share, and 50,000 shares of common stock held by our shareholders was declared effective by the SEC. As of March 26, 2002, we have not sold any shares of common stock. We hope to sell shares in the near future, although we cannot guaranty that we will be able to sell those shares.

Our current liabilities were $3,289 as at December 31, 2001, and were represented by accounts payable and accrued expenses. We had no other liabilities and no long term commitments or contingencies as at December 31, 2001.

Results of Operations.

Revenue. From February 21, 2001, our date of inception, to December 31, 2001, we realized revenues of approximately $24,688 from providing services. This total is represented by $15,882 from providing yacht charter services, $2,000 from yacht delivery services, and $6,803 from yacht management services. We hope to generate more revenues as we expand our customer base. Our cost of revenues were $15,857 from the period from February 21, 2001, our date of inception, to December 31, 2001, which was represented by $12,328 for charter expenses and $3,529 for yacht management expenses. Therefore, our gross operating margin from February 21, 2001, our date of inception, through December 31, 2001, was $8,828.

Operating Expenses. For the period from February 21, 2001, our date of inception, through December 31, 2001, our total operating expenses were approximately $48,534. The majority of those expenses were represented by legal and professional fees of $29,578. We also had advertising expenses of $1,121, occupancy expenses of $1,990, office supplies and expense of $4,063, outside services expenses of $10,550, and $1,232 for telephone and utilities. For the period from our inception on February 21, 2001 through December 31, 2001, we experienced a net loss of approximately $39,706. We anticipate that we will continue to incur significant general and administrative expenses.

Our Plan of Operation for the Next Twelve Months. In our management's opinion, to effectuate our business plan in the next twelve months, the following events should occur or we should reach the following milestones in order for us to become profitable:

1. We must conduct marketing activities to promote our services and obtain additional customers to increase our customer base. We currently market our business primarily through referrals and our website. Our president, Mitch Keeler, had a large foundation of business and a strong reputation in the industry, which we believe has been transferred to us. We believe that referrals comprise approximately 70% of our business and business generated from our website is approximately 30% of our business. Future marketing will include articles and advertisements in industry publications, such as:
         Yachting, Motor Boating, and Sea. Within six months, we should have increased our customer base.

2. We must develop relationships with various parties including yacht owners, sellers, brokers, lessors, charter agents, maintenance suppliers, industry professionals and specialists, captains, crew, engineers, designers, insurance agents, legal advisors, and government agents. We believe that these parties will help supply some of our services and they may become sources of referrals. Within six to twelve months, we should have developed relationships with several of those parties who provide some of the services that we offer as well as be sources of referrals.

3. We must develop our website so that it will function as a means for global clients to access our range of services and communicate with us for support services as well as for use as a marketing tool to inform and persuade customers to engage our services. We intend to develop our website so that we utilize a database set up on the backend, which will capture customer information and allow us to process information concerning our clients and potential clients. One objective for our website is to interact with clients in "real time" so that they feel that their needs are being taken care of professionally and on a personal level. Within six to twelve months, we should have developed our website to provide those services.

We anticipate that we will use the funds raised in this offering and revenues generated to fund marketing activities and for working capital. We believe that the size of our operations may vary depending on the amount of funds raised in this offering. If we are able to sell all of the shares in this offering, we believe that the size of our operations will increase because we will be able to increase our marketing activities. If we do not raise any funds in this offering, we may not have adequate funds to market our services. Our failure to market and promote our services will hinder our ability to increase the size of our operations and generate additional revenues.

We have cash of $26,127 as of December 31, 2001. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Those funds do not include any funds raised in this offering. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to expand our operations, we do not currently anticipate that we will need to raise additional capital in addition to the funds raised in this offering. If we do not raise adequate funds from this offering, then we may not be able to conduct marketing activities and expand our operations.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Item 7.  Financial Statements
-----------------------------

The financial statements required by Item 7 are presented in the following order:


                                                                         PAGE
                                                                         ----

Independent Auditor's Report                                              12

Consolidated Financial Statements

     Consolidated Balance Sheet                                           13

     Consolidated Statement of Operations                                 14

     Consolidated Statement of Changes in Stockholders' Equity            15

     Consolidated Statement of Cash Flows                                 16

     Notes to Consolidated Financial Statements                           17

                          Independent Auditor's Report



To the Stockholders of
Global Yacht Services, Inc.


         I have audited the accompanying consolidated balance sheet of Global Yacht Services, Inc. and subsidiary as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the period February 21, 2001 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audit in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Yacht Services, Inc. and subsidiary as of December 31, 2001 and the results of their operations and their cash flows for the period February 21, 2001 (inception) through December 31, 2001 in conformity with generally accepted accounting principles in the United States.




                                         /s/ Quintanilla
                                         A Professional Accountancy Corporation
                                         Irvine, California


                                         February 8, 2002

                           GLOBAL YACHT SERVICES, INC.


                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2001



                                     ASSETS
                                     ------
Current assets
    Cash                                                        $        26,127
    Accounts receivable, net                                                ---
                                                                  -------------
       Total current assets                                              26,127

Other assets                                                                ---
                                                                  -------------
          Total assets                                          $        26,127
                                                                 ==============




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities
    Accounts payable and accrued expenses                       $         3,289
                                                                 --------------
       Total current liabilities                                          3,289

Contingencies

Stockholders' Equity
    Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 1,282,777                          1,283
    Additional paid-in capital                                           61,207
    Accumulated deficit                                                 (39,652)
                                                                  -------------
       Total stockholders' equity                                        22,838
                                                                  -------------
          Total liabilities and stockholders' equity            $        26,127
                                                                 ==============




          See accompanying notes to consolidated financial statements.

                           GLOBAL YACHT SERVICES, INC.


                      CONSOLIDATED STATEMENT OF OPERATIONS

             FEBRUARY 21, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001



Revenues
    Charter services                                         $          15,882
    Delivery services                                                    2,000
    Yacht management fees                                                6,803
    Less: returns and allowances                                           ---
                                                               ---------------
       Net revenues                                                     24,685

Cost of revenues
    Charter expenses                                                    12,328
    Yacht management expenses                                            3,529
                                                               ---------------
       Total cost of revenues                                           15,857
                                                               ---------------
Gross margin                                                             8,828

General and administrative expenses
    Advertising                                                          1,121
    Legal and professional fees                                         29,578
    Occupancy                                                            1,990
    Office supplies and expense                                          4,063
    Outside services                                                    10,550
    Telephone and utilities                                              1,232
                                                               ---------------
       Total general and administrative expense                         48,534
                                                               ---------------
Loss from operations                                                   (39,706)

Other income                                                                54
                                                               ---------------
Loss before provision for income taxes                                 (39,652)

Provision for income tax expense (benefit)                                 ---
                                                               ---------------
Net loss/Comprehensive loss                                  $         (39,652)
                                                              ================
Net loss/comprehensive loss per common share--
 basic and diluted                                           $             ---
                                                              ================
Weighted average of common shares-- basic and diluted                1,199,450
                                                              ================




          See accompanying notes to consolidated financial statements.

                           GLOBAL YACHT SERVICES, INC.


            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

             FEBRUARY 21, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001


                                      Common Stock              Additional
                                      ------------                Paid-In        Accumulated
                                  Shares          Amount          Capital          deficit             Total
                               ------------     ----------      ----------       ------------       ----------
Balance, February 21, 2001              ---    $       ---     $       ---     $          ---      $       ---

Issuance of common stock,
  February 22, 2001               1,000,000          1,000           9,000                ---           10,000

Issuance of common stock,
  May 4, 2001                         5,000              5             495                ---              500

Issuance of common stock,
  May 25, 2001                      277,777            278          49,722                ---           50,000

Cost of occupancy
  contributed by officer                ---            ---           1,990                ---            1,990

Net loss/Comprehensive loss             ---            ---             ---            (39,652)         (39,652)
                               ------------      ---------       ---------       ------------       ----------
Balance, December 31, 2001        1,282,777    $     1,283     $    61,207     $      (39,652)     $    22,838
                               ============     ==========      ==========       ============       ==========





          See accompanying notes to consolidated financial statements.

                           GLOBAL YACHT SERVICES, INC.


                       CONSOLIDATE STATEMENT OF CASH FLOWS

                   FEBRUARY 21, 2001 THROUGH DECEMBER 31, 2001



Cash flows from operating activities
    Net loss                                                    $     (39,652)
    Adjustments to reconcile net loss to net cash
    used in operating activities
       Occupancy costs contributed by officer                           1,990
       Changes in operating assets and liabilities
          (Increase) in accounts receivable                               ---
          Increase in accounts payable and accrued expenses             3,289
                                                                  -----------
              Net cash used in operating activities                   (34,373)

Cash flows from investing activities                                      ---
                                                                  -----------
              Net cash provided by investing activities                   ---

Cash flows from financing activities
    Proceeds from issuance of common stock                             60,500
                                                                  -----------
              Net cash provided by financing activities                60,500
                                                                  -----------
Net increase in cash                                                   26,127

Cash, beginning of period                                                 ---
                                                                  -----------
Cash, end of period                                             $      26,127
                                                                 ============
Supplemental Disclosure of Cash Flow Information
    Income taxes paid                                           $         ---
                                                                 ============
    Interest paid                                               $         ---
                                                                 ============




          See accompanying notes to consolidated financial statements.

                           GLOBAL YACHT SERVICES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



Note 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

         Business Description - Global Yacht Services, Inc. and its subsidiary (the "Company") provides chartering, delivery, maintenance and consulting services to luxury yacht owners and manufacturers. The Company's President is a United States Coast Guard certified captain. The Company was incorporated in the state of Nevada on February 21, 2001 and is headquartered in San Diego, California.

         Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Global Yacht Services, Inc. and its majority owned subsidiary Global Yacht Services, Ltd. (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated, if any.

         Cash Equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

         Receivables - Receivables, if any, represent valid claims against debtors for sales or other charges arising on or before the balance-sheet date and are reduced to their estimated net realizable value. An allowance for doubtful accounts is computed as a percentage (%) of sales.

         Fair Value of Financial Instruments - The carrying amount of the Company's financial instruments, which includes cash and accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

         Recognition of Revenue - The Company records revenues of its services when they are complete, fee is fixed and determinable, and collectibility is reasonably assured. The Company will also provide an allowance for returns when experience is established. Cost of goods sold consists of fuel, docking fees, supplies and cost of services and related expenses of personnel used.

         Advertising Costs - The Company expenses all advertising costs as incurred.

         Income Taxes - The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

         Net Loss per Common Share - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the reporting of basic and diluted earnings/loss per share. Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the period.

                           GLOBAL YACHT SERVICES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



Note 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Comprehensive Loss - The Company applies Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. For the period ended December 31, 2001, the Company had no other components of its comprehensive income or loss other than the net loss as reported on the consolidated statement of operations.

         Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - CONTINGENCIES

         As shown in the accompanying consolidated financial statements, the Company has incurred a net operating loss of $39,652 since inception through December 31, 2001.

         The Company occupies office space within the officer's residence. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are shown in the accompanying consolidated statement of operations for period ended June 30, 2001.


NOTE 3 - ACCRUED EXPENSES

         Accrued Wages and Compensated Absences - The Company currently does not have any employees. The majority of development costs and services have been provided to the Company by the officers and outside, third party vendors. As such, there is no accrual for wages or compensated absences as of December 31, 2001.



NOTE 4 - COMMON STOCK

         On February 22, 2001, the Company issued 1,000,000 shares of its common stock to its officer and founder for $10,000 cash to initially capitalize the Company. Since there was no readily available market value at the time the shares were issued, the value of $0.01 per share was considered as a reasonable estimate of fair value between the officer and the Company.

                           GLOBAL YACHT SERVICES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



NOTE 4 - COMMON STOCK (Continued)

         On May 4, 2001, the Company issued 5,000 shares of its common stock to an officer for $500 cash. Since there was no readily available market value at the time the shares were issued, the value of $0.10 per share was considered as a reasonable estimate of fair value between the office and the Company.

         On May 31, 2001, the Company completed a "best efforts" offering of its common stock pursuant to the provisions of Section 5 of the Securities Act of 1933 and Regulation S promulgated by the Securities and Exchange Commission. In accordance with the Private Placement Memorandum Offering, the Company issued 277,777 shares of its common stock at $0.18 per share for a total of $50,000.


NOTE 5 - INCOME TAXES

         At December 31, 2001, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $39,652, expiring 2021, that may be used to offset future taxable income. Therefore, no provision for income taxes has been provided.

         In addition, the Company has deferred tax assets of approximately $6,000 at December 31, 2001. The Company has not recorded a benefit from its net operating loss carryforward because realization of the benefit is uncertain and, therefore, a valuation allowance of ($6,000) has been provided for the deferred tax assets.



NOTE 6 - RELATED PARTY TRANSACTIONS

         On February 22, 2001 and May 4, 2001, the Company issued 1,000,000 and 5,000 shares of its common stock, respectively to it current officers for cash as described in Note 4.

         The Company occupies office space provided by its officer. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are shown in the accompanying consolidated statement of operations for the period ended December 31, 2001 and are considered additional contributions of capital by the officer and the Company.

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

Executive Officers and Directors. We are dependent on the efforts and abilities of certain of our senior management. The interruption of the services of key management could hinder our ability to conduct operations and complete future development, if suitable replacements are not promptly obtained. We hope that we will enter into employment agreements with Mitch Keeler and Melissa Day. Although we do not know the terms of those proposed agreements, we hope to enter into an employment agreement with Mitch Keeler and Melissa Day with a term of at least one year with compensation contingent on us becoming profitable. We cannot guaranty that each executive will remain with us during or after the term of his or her employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, we cannot guaranty that we will be able to continue to do so. Our officers and directors will hold office until their resignations or removal.

Our directors and principal executive officers are as specified on the following table:

========================= =============== ====================================
Name                           Age        Position
------------------------- --------------- ------------------------------------
Mitch Keeler                    44        President and Director
------------------------- --------------- ------------------------------------
Melissa Day                     33        Secretary, Treasurer, Director
========================= =============== ====================================

Mitch Keeler. Mr. Keeler is our president and one of our directors since our inception. Mr. Keeler is our principal executive officer and is responsible for our day-to-day operations. Mr. Keeler currently devotes approximately 40 hours per week to our business. Mr. Keeler has been a licensed yacht captain for the past twenty years. He has a 100 Ton Master license, and is qualified for motor and sail operations and commercial assistance towing. He also has completed the following courses: U.S. Coast Guard Advanced Navigation; the Shipboard Firefighting School, Coast Guard Certified Course at Mobile, Alabama and the Maritime Consortium Compliance with U.S. Coast Guard Drug Testing Regulations. From 1997 to the present, Mr. Keeler has been the owner and operator of Tlaquepaque Yacht Charters, managing the crew and performing routine maintenance on a cruising route between Baja California, Mexico to Santa Barbara, CA. Tlaquepaque Yacht Charters' current operations include the rental of Mr. Keeler's yacht, Tlaquepaque, to other yacht charter service companies. Mr. Keeler currently devotes less than two hours per month on the business of Tlaquepaque Yacht Charters. Also from 1997 to the present, he has served as a tugboat captain for West Coast Tugs, where he moves various vessels and barges, works closely with pilots, and trains the crew. From 1994 to 1997, he served as the operations manager and captain for San Diego Harbor Excursions, conducting both ferry and dinner charters as the Captain of the Spirit of San Diego, a 120' Blaunt 600 passenger charter yacht. He also served as the manager of charters, performing maintenance, Coast Guard inspections, and personnel and deliveries. Prior to 1994, he was the captain of vessels ranging between 65' and 120', and has experience including interisland cruising in Hawaii, returning a vessel to Newport Beach from Kauai, Pacific yacht racing, long range cruising, conducting sport fishing charters, dinner cruises and whale watching trips. Mr. Keeler has not been a director of any other reporting company.

Melissa Day. Ms. Day has been our secretary and treasurer since our inception and was appointed one of our directors in August 2001. Ms. Day is our principal financial and accounting officer and is responsible for all of our financial reporting and record keeping. Ms. Day currently devotes approximately 40 hours per week to our business. Ms. Day has experience in the charter industry and has experience in advertising, web site design, graphic art and marketing. Ms. Day is a Microsoft Certified Professional in Windows NT, and has experience in network administration, design and installation. From 1999 to 2000, Ms. Day was a technical marketing director for Technology Answers, and in 1999 a Marketing Director of Information Systems for CFS Management. She was the Assistant NT Systems Administrator from 1998 to 1999 for Centrax Corporation, and from 1996 to 1998 was the owner of Business Systems Consulting, providing consulting services for technical-based business. She has a Bachelor of Science degree in business administration from the University of Southern California, with an emphasis in marketing and entrepreneurship, which she earned in 1993, and has an Associates degree in Computer Applications and Networks from Coleman College in La Mesa, California. Ms. Day is not an officer or director of any other reporting company.

There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance. We believe that our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10.  Executive Compensation
--------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers during the year ended December 31, 2001. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

======================================== ======= ============= ============= ===================== ==========================
Name and Principal Position               Year      Annual      Bonus ($)        Other Annual       All Other Compensation
                                                   Salary ($)                   Compensation ($)
---------------------------------------- ------- ------------- ------------- --------------------- --------------------------
Mitch Keeler - president                  2001        None          None              None                    None
---------------------------------------- ------- ------------- ------------- --------------------- --------------------------
Melissa Day - secretary, treasurer        2001        None          None              None                    None
======================================== ======= ============= ============= ===================== ==========================

Compensation of Directors. Our current directors are also our employees and receive no extra compensation for their service on our board of directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 26, 2002, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class       Name of Beneficial Owner                              Amount and Nature of            Percent of Class
                                                                           Beneficial Owner
-------------------- ----------------------------------------------------- ------------------------------ ------------------
Common Stock         Mitch Keeler                                          1,000,000 shares, president,         77.96%
                     7710 Hazard Center Drive, Suite E-415, San Diego,     director
                     California 92108

Common Stock         Melissa Day                                           5,000 shares, secretary,             0.38%
                     7710 Hazard Center Drive, Suite E-415, San Diego,     treasurer, director
                     California 92108

Common Stock         Flexgene Corp.                                        180,555 shares                       14.08%
                     The Mill Mall, Barkers
                     P.O. Box 62
                     Roadtown, Tortola, BVI

Common Stock         Carib-Ventures Inc.                                   97,222 shares                        7.58%
                     Caribbean Place, Suite #3
                     P.O. Box 599
                     Providenciales, Turks & Caicos Islands, BWI

Common Stock         All directors and named executive officers as a       1,005,000 shares                     78.34%
                     group

The officer, director and shareholder of Flexgene Corp. is Martin Regan. The director of Carib-Ventures Inc. is Sterling Directors Ltd. and Keith Burant. The shareholder of Carib-Ventures Inc. is Meridian Trust Company Limited, which is controlled by Keith Burant.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Related party transactions.

Mitch Keeler, our president and director, currently provides office space to us at no charge. Mr. Keeler does not expect to be paid or reimbursed for providing office facilities. Our financial statements reflect, as occupancy costs, the fair market value of that space, which is approximately $193 per month. That amount has been included in the financial statements as additional capital contribution by Mr. Keeler.

Our president, Mitch Keeler, owns one yacht, Tlaquepaque, which is used for our charter services. Mr. Keeler does not expect to be paid or reimbursed for providing the use of his yacht.

In February 2001, we issued 1,000,000 shares of our common stock to Mitch Keeler, our president and one of our directors, in exchange for $10,000, or $0.01 per share.

In May 2001, we issued 5,000 shares of our common stock to Melissa Day, our secretary, treasurer and one of our directors, in exchange for $500, or $0.10 per share.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

o        disclosing such transactions in prospectuses where required;
o disclosing in any and all filings with the Securities and Exchange Commission, where required; o obtaining disinterested directors consent; and o obtaining shareholder consent where required.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibit No.
---------------

3.1             Articles of Incorporation*

3.2             Certificate of Amendment to Articles of Incorporation*

3.3             Bylaws*

* Included in the registration statement on Form SB-2 filed on September 21, 2001.

(b) Reports on Form 8-K
-----------------------

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of San Diego, on March 26, 2002.

                                      Global Yacht Services, Inc.,
                                      a Nevada corporation

                                      By:     /s/ Mitch Keeler
                                              ----------------------------------
                                              Mitch Keeler
                                      Its:    president, principal executive
                                              officer, director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By:      /s Mitch Keeler                                      March 26, 2002
         --------------------------------------------
         Mitch Keeler
Its:     president, principal executive officer, director


By:      /s/ Melissa Day                                      March 26, 2002
         --------------------------------------------
         Melissa Day
Its:     secretary, treasurer, director