Form 10QSB
period 2002-03-31
GLOBAL YACHT SERVICES INC
filed 2002-05-15
CIK 1159036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB







[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                   to
                                          ------------------    ---------------

Commission File Number: 000-49616

                           Global Yacht Services, Inc.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                               88-0488686
------                                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

       7710 Hazard Center Drive, Suite E-415, San Diego, California, 92108
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  619.990.0976
                                  ------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 14, 2002, there were 1,917,277 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------








                           GLOBAL YACHT SERVICES, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                           GLOBAL YACHT SERVICES, INC.


                                    CONTENTS





                                                                         PAGE
                                                                         ----
Consolidated Financial Statements (Unaudited)

     Consolidated Balance Sheet                                           4

     Consolidated Statements of Operations                                5

     Consolidated Statements of Changes in Stockholders' Equity           6

     Consolidated Statements of Cash Flows                                7

     Notes to Consolidated Financial Statements                           8

                           GLOBAL YACHT SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2002

                                   (UNAUDITED)


                                     ASSETS
                                     ------
Current assets
   Cash                                                            $     13,502
   Accounts receivable, net                                              24,365
                                                                   ------------
    Total current assets                                                 37,867

Other assets                                                                ---
                                                                   ------------
          Total assets                                             $     37,867
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable and accrued expenses                           $      2,882
   Income taxes payable                                                   2,200
                                                                   ------------
    Total current liabilities                                             5,082

Stockholders' Equity
   Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 1,282,777                          1,283
   Additional paid-in-capital                                            61,792
   Accumulated deficit                                                  (30,290)
                                                                   ------------
       Total stockholders' equity                                        32,785
                                                                   ------------
          Total liabilities and stockholders' equity               $     37,867
                                                                   ============




          See accompanying notes to consolidated financial statements.
<

                           GLOBAL YACHT SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                                                                FEBRUARY 21, 2001
                                                                        THREE MONTHS ENDED        (INCEPTION) -
                                                                          MARCH 31, 2002          MARCH 31, 2001
                                                                          --------------          --------------
Revenues
   Charter services                                                        $        1,240          $            0
   Delivery services                                                                  ---                     ---
   Yacht management fees                                                            2,628                     ---
   Sales commissions                                                               25,000                     ---
                                                                             ------------            ------------

         Net revenues                                                              28,868                       0

Cost of revenues
   Charter expenses                                                        $          787          $            0
   Yacht management expenses                                                        2,008                     ---
                                                                             ------------            ------------
         Total cost of revenues
                                                                                    2,795                       0
                                                                             ------------            ------------
Gross margin                                                                       26,073                     ---

General and administrative expenses
   Legal and professional fees                                                     10,145                     ---
   Occupancy                                                                          585                     235
   Office supplies and expense                                                      1,076                     ---
   Outside services                                                                 1,500                     ---
   Telephone and utilities                                                            409
                                                                             ------------
         Total operating expenses                                                  13,715                     235
                                                                             -------------           ------------
Income (loss) from operations                                                      12,358                    (235)

Other income                                                                            4                     ---
                                                                             -------------           ------------
Income (loss)  before provision for income taxes                                   12,362                    (235)

Provision for income taxes                                                          3,000                     ---
                                                                             -------------           ------------
Net income (loss) /comprehensive income (loss)                             $        9,362          $         (235)
                                                                             =============           ============
Net income (loss) /comprehensive income (loss) per   common share
--- basic and diluted                                                      $          ---          $          ---
                                                                             =============           ============
Weighted average of common shares --- basic and diluted                         1,282,777               1,000,000
                                                                             =============           ============



          See accompanying notes to consolidated financial statements.

                           GLOBAL YACHT SERVICES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FEBRUARY 21, 2001 (INCEPTION) THROUGH MARCH 31, 2002

                                   (UNAUDITED)

                                             Common Stock               Additional
                                             ------------                Paid-In         Accumulated
                                         Shares          Amount          Capital           Deficit            Total
                                      -----------      ----------      ------------      -----------       ------------
Balance, February 21, 2001                    ---    $       ---      $        ---     $        ---         $       ---

Issuance of common stock,
  February 22, 2001                     1,000,000          1,000             9,000              ---              10,000

Issuance of common stock,
  May 4, 2001                               5,000              5               495              ---                 500

Issuance of common stock,
  May 25, 2001                            277,777            278            49,722              ---              50,000

Cost of occupancy
   Contributed by officer                                                    1,990              ---               1,990
                                              ---            ---
Net loss/comprehensive loss                   ---                              ---          (39,652)            (39,652)
                                      -----------      ----------      ------------      -----------       ------------
Balance, December 31, 2001             1,282,777           1,283            61,207          (39,652)             22,838
                                      -----------      ----------      ------------      -----------       ------------
Cost of occupancy
   Contributed by officer                     ---            ---               585              ---                 585

Net income / comprehensive
  income                                      ---                              ---            9,362               9,362
                                      -----------      ----------      ------------      -----------       ------------
Balance, March 31, 2002                 1,282,777      $   1,283      $     61,792     $    (30,290)        $    32,785
                                      ===========      ==========      ============      ===========       ============





          See accompanying notes to consolidated financial statements.

>


                           GLOBAL YACHT SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                                                 FEBRUARY 21, 2001
                                                                         THREE MONTHS ENDED        (INCEPTION) -
                                                                            MARCH 31, 2002        MARCH 31, 2001
                                                                           ----------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                       $         9,362        $          (235)
   Adjustments  to reconcile  net income to net cash used in operating activities
    Occupancy costs contributed by officer                                             235                    585
    Changes in operating assets and liabilities
       (Increase) decrease in accounts receivable                                  (24,365)                   ---
       (Decrease) in accounts payable and accrued expenses                            (407)                   ---
       Increase in income taxes payable                                              2,200                    ---
                                                                           ----------------       ---------------
          Net cash provided by operating activities                                (12,625)                     0
                                                                           ----------------       ---------------
CASH FLOWS FROM INVESTING ACTIVITIES                                                   ---                    ---
                                                                           ----------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                              ---                    ---
                                                                           ----------------       ---------------
          Net cash provided by financing activities                                    ---                    ---
                                                                           ----------------       ---------------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                            (12,625)                     0

CASH AND CASH EQUIVALENTS, beginning of period                                      26,127                    ---
                                                                           ----------------       ---------------
CASH AND CASH EQUIVALENTS, end of period                                   $        13,502        $             0
                                                                           ================       ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW   INFORMATION
    Income taxes paid                                                      $           800        $           ---
                                                                           ================       ===============
    Interest paid                                                          $           ---        $           ---
                                                                           ================       ===============




          See accompanying notes to consolidated financial statements.

                           GLOBAL YACHT SERVICES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                   (UNAUDITED)


NOTE 1 - PRINCIPLES OF CONSOLDIATION AND BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of the Global Yacht Services, Inc. and its majority owned subsidiary, Global Yacht Services, Ltd. All significant intercompany transactions have been eliminated, if any. The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 and from February 21, 2001 (inception) through March 31, 2001 are not necessarily indicative of the results that may be expected for the years ended December 31, 2002 and 2001. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB.


NOTE 2 - COMMON STOCK

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


NOTE 3 - RELATED PARTY TRANSACTIONS

         On February 22, 2001 and May 4, 2001, the Company issued 1,000,000 and 5,000 shares of its common stock, respectively to it current officers for cash as described in Note 2.

         The Company occupies office space provided by its officer. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are shown in the accompanying consolidated statement of operations for the three-month period ended March 31, 2002 and from February 21, 2001 (inception) through March 31, 2001 and are considered additional contributions of capital by the officer and the Company.

Item 2.  Plan of Operation
--------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

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

For the three months ended March 31, 2002.
------------------------------------------

Liquidity and Capital Resources. Our total assets were approximately $37,867 as of March 31, 2002. Of those assets, cash was $13,502 as of March 31, 2002, and accounts receivable was $24,365 as of March 31, 2002. Based on our recent history, we believe that we can collect those accounts receivable in a timely fashion. We believe that our available cash is sufficient to pay our day-to-day expenditures.

In February 2002, our registration statement on Form SB-2 to register 750,000 shares of common stock we are offering for sale at $0.20 per share, and 50,000 shares of common stock held by our shareholders was declared effective by the Securities and Exchange Commission. On May 14, 2002, we accepted subscriptions for 634,500 shares of common stock, raising a total of $126,900 from the offering. We hope to sell additional shares in the near future, although we cannot guaranty that we will be able to sell those shares.

Our current liabilities were $5,082 as of March 31, 2002, and were represented by accounts payable and accrued expenses of $2,882 and income taxes payable of $2,200. We had no other liabilities and no long term commitments or contingencies as of March 31, 2002.

Results of Operations.

Revenue. For the three months ended March 31, 2002, we realized net revenues of $28,868, compared to no revenues generated from our inception on February 21, 2001 through the period ended March 31, 2001. $1,240 of those revenues were from providing yacht charter services, $2,628 of those revenues were from yacht management services, and of those revenues were $25,000 from sales commissions. We hope to generate more revenues as we expand our customer base. Our cost of revenues was $2,795 for the three months ended March 31, 2001, which was represented by $787 for charter expenses and $2,008 for yacht management expenses. Therefore, our gross operating margin for the three months ended March 31, 2001, was $26,073, compared to zero for the period from our inception on February 21, 2001 through March 31, 2001.

Operating Expenses. For the three months ended March 31, 2002, our total operating expenses were approximately $13,715, compared to $235 for the period from our inception on February 21, 2001 through March 31, 2001. For the three months ended March 31, 2002, the majority of our total operating expenses were represented by legal and professional fees of $10,145. We also had occupancy expenses of $585, office supplies and expense of $1,076, outside services expenses of $1,500, and $409 for telephone and utilities. Our only operating expenses for the period from our inception on February 21, 2001 through March 31, 2001 were $235 for occupancy expenses. For the three months ended March 31, 2002, we experienced a net income of approximately $12,358, compared to a net loss of $235 for the period from our inception on February 21, 2001 through March 31, 2001. We anticipate that we will continue to incur significant general and administrative expenses, but hope to continue generating income as we expand our operations.

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

We have cash of $13,502 as of March 31, 2002. We have recently sold shares of our common stock, which provided us with additional funds of $126,900. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to expand our operations, we do not currently anticipate that we will need to raise additional capital in addition to the funds raised in this offering. If we do not raise adequate funds from this offering, then we may not be able to conduct marketing activities and expand our operations.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Global Yacht Services, Inc.,
                                        a Nevada corporation



May 14, 2002                     By:    /s/ Mitch Keeler
                                        -----------------------------------
                                        Mitch Keeler
                                 Its:   president,  principal executive officer,
                                        director