Form 10QSB
period 2002-06-30
GLOBAL YACHT SERVICES INC
filed 2002-08-19
CIK 1159036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from               to
                                          ---------------   ----------------

Commission File Number: 000-49616

                           Global Yacht Services, Inc.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                              88-0488686
------                                                              ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

           7710 Hazard Center Drive, Suite E-415, San Diego, California, 92108
--------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                  619.990.0976
                                  ------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 19, 2002, there were 1,917,277 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                           GLOBAL YACHT SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2002

                                   (UNAUDITED)


                                     ASSETS
                                     ------

Current assets
   Cash                                                          $      122,283
   Accounts receivable, net                                                 238
                                                                 --------------

    Total current assets                                                122,521

Investment in yacht                                                      25,000
                                                                 --------------


          Total assets                                           $      147,521
                                                                 ==============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable and accrued expenses                         $        3,325
                                                                 --------------

    Total current liabilities                                             3,325


Stockholders' Equity
   Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 1,917,277                          1,917
   Additional paid-in-capital                                           188,643
   Accumulated deficit                                                  (46,364)
                                                                 --------------

       Total stockholders' equity                                       144,196
                                                                 --------------

          Total liabilities and stockholders' equity             $      147,521
                                                                 ==============




          See accompanying notes to consolidated financial statements.

                           GLOBAL YACHT SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                       THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------          -------------------------
                                                        2002                 2001            2002                2001
                                                        ----                 ----            ----                ----
Revenues                                             $    7,827         $    12,875        $    36,695         $   12,875

Cost of revenues                                          7,472               4,000             10,267              4,000
                                                    -----------         -----------        -----------         ----------

Gross margin                                                355               8,875             26,428              8,875

Operating expenses
   Legal and professional fees                           15,396               5,885             25,541              5,885
   Occupancy                                                585                 820              1,170                820
   Office supplies and expense                              680               3,384              1,756              3,384
   Outside services                                       1,500               1,500              3,000              1,500
   Telephone and utilities                                  468                 192                877                192
                                                    -----------         ------------       -----------         ----------

         Total operating expenses                        18,629              11,781             32,344             11,781
                                                    -----------         ------------       -----------         ----------

Loss from operations                                    (18,274)             (2,906)            (5,916)            (2,906)

Other income                                                ---                   9                  4                  9
                                                    -----------         ------------       -----------         ----------

Loss before provision for income taxes                  (18,274)             (2,897)            (5,912)            (2,897)

Provision for income tax expense (benefit)               (2,200)                ---                800                ---
                                                    -----------         ------------       -----------         ----------

Net loss/comprehensive loss                         $   (16,074)        $    (2,897)       $    (6,712)        $   (2,897)
                                                    ===========         ============       ===========         ==========

Net loss/comprehensive loss per common
share --- basic and diluted                         $       ---         $       ---        $       ---         $      ---
                                                    ===========         ============       ===========         ==========

Weighted  average of common shares --- basic
and diluted                                           1,638,400           1,080,300          1,461,600          1,080,300
                                                    ===========         ============       ===========         ==========



          See accompanying notes to consolidated financial statements.

                           GLOBAL YACHT SERVICES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               FEBRUARY 21, 2001 (INCEPTION) THROUGH JUNE 30, 2002

                                   (UNAUDITED)

                                             Common Stock             Additional
                                       --------------------------       Paid-In       Accumulated
                                         Shares          Amount         Capital        Deficit            Total
                                       ----------      ----------     -----------     -----------      -----------
Balance, February 21, 2001                    ---      $      ---     $       ---     $       ---      $       ---

Issuance of common stock,
  February 22, 2001                     1,000,000           1,000           9,000             ---           10,000

Issuance of common stock,
  May 4, 2001                               5,000               5             495             ---              500

Issuance of common stock,
  May 25, 2001                            277,777             278          49,722             ---           50,000

Cost of occupancy
   contributed by officer                     ---             ---             820             ---              820

Net loss/comprehensive loss                   ---             ---             ---          (2,897)          (2,897)
                                       ----------      ----------     -----------     -----------      -----------

Balance, June 30, 2001                  1,282,777           1,283          60,037          (2,897)          58,423
                                       ----------      ----------     -----------     -----------      -----------


Cost of occupancy
   contributed by officer                     ---             ---           1,170             ---            1,170


Net loss/comprehensive loss                   ---             ---             ---         (36,755)         (36,755)
                                       ----------      ----------     -----------     -----------      -----------


Balance, December 31, 2001              1,282,777           1,283          61,207         (39,652)          22,838
                                       ----------      ----------     -----------     -----------      -----------

Issuance of common stock,
  May 10, 2002                            634,500             634         126,266             ---          126,900

Cost of occupancy
   contributed by officer                     ---             ---           1,170             ---            1,170

Net loss/comprehensive loss                   ---                             ---          (6,712)          (6,712)
                                       ----------      ----------     -----------     -----------      -----------

Balance, June 30, 2002                  1,917,277      $    1,917     $   188,643     $   (46,364)     $   144,196
                                      ===========      ==========     ===========      ===========      ==========




          See accompanying notes to consolidated financial statements.

                           GLOBAL YACHT SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                            -------------------------------------
                                                                                2002                   2001
                                                                                ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                $        (6,712)              $ (2,897)
   Adjustments  to reconcile  net income to net cash used in operating activities
    Occupancy costs contributed by officer                                           1,170                    820
    Changes in operating assets and liabilities
       (Increase) decrease in accounts receivable                                     (238)                  (600)
       Increase (decrease) in accounts payable and accrueds                             36                  5,606
                                                                           ---------------        ---------------

          Net cash provided/(used) by operating activities                          (5,744)                 2,929

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in yacht                                                             (25,000)                   ---
                                                                           ---------------        ----------------

          Net cash used by operating activities                                    (25,000)                   ---

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                          126,900                 60,500
                                                                           ---------------        ---------------

          Net cash provided by financing activities                                126,900                 60,500
                                                                           ---------------        ---------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                             96,156                 63,429

CASH AND CASH EQUIVALENTS, beginning of period                                      26,127                    ---
                                                                           ---------------        ---------------

CASH AND CASH EQUIVALENTS, end of period                                   $       122,283        $        63,429
                                                                           ===============        ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW   INFORMATION
    Income taxes paid                                                      $           800        $           ---
                                                                           ===============        ===============
    Interest paid                                                          $           ---        $           ---
                                                                           ===============        ===============




          See accompanying notes to consolidated financial statements.

                           GLOBAL YACHT SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                                   (UNAUDITED)

NOTE 1 - PRINCIPLES OF CONSOLDIATION AND BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of the Global Yacht Services, Inc. and its majority owned subsidiary, Global Yacht Services, Ltd. All significant intercompany transactions have been eliminated, if any. The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the years ended December 31, 2002 and 2001. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB.


NOTE 2 - COMMON STOCK

         On February 22, 2001, the Company issued 1,000,000 shares of its common stock to its president and founder for $10,000 cash to initially capitalize the Company. Since there was no readily available market value at the time the shares were issued, the value of $0.01 per share was considered as a reasonable estimate of fair value between the officer and the Company.

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

         On May 10, 2002, the Company issued 634,500 shares of its common stock at a selling price of $0.20 per share pursuant to its prospectus as filed with its registration statement on Form SB-2.


NOTE 3 - RELATED PARTY TRANSACTIONS

         On February 22, 2001 and May 4, 2001, the Company issued 1,000,000 and 5,000 shares of its common stock, respectively to it current officers for cash as described in Note 2.

         The Company occupies office space provided by its officer. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are shown in the accompanying consolidated statement of operations for the three-month period ended June 30, 2002 and from February 21, 2001 (inception) through March 31, 2001 and are considered additional contributions of capital by the officer and the Company.

Item 2.  Plan of Operation
---------------------------

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

For the six months ended June 30, 2002.
---------------------------------------

Liquidity and Capital Resources. Our total assets were approximately $147,521 as of June 30, 2002. Of those assets, cash was $122,283 as of June 30, 2002, and net accounts receivable were $238 as of June 30, 2002. Therefore, our total current assets were $122,521 as of June 30, 2002. We believe that our available cash is sufficient to pay our day-to-day expenditures. We also invested $25,000 in a yacht as of June 30, 2002.

In February 2002, our registration statement on Form SB-2 to register 750,000 shares of common stock we are offering for sale at $0.20 per share, and 50,000 shares of common stock held by our shareholders was declared effective by the Securities and Exchange Commission. As of June 30, 2002, we had accepted subscriptions for 634,500 shares of our common stock, raising a total of $126,900 from the offering. We hope to sell additional shares in the near future, although we cannot guaranty that we will be able to sell those shares.

Our current liabilities were $3,325 as of June 30, 2002, and were represented solely by accounts payable and accrued expenses. We had no other liabilities and no long term commitments or contingencies as of June 30, 2002.

Results of Operations.

Revenue. For the six months ended June 30, 2002, we realized revenues of $36,695, compared to revenues of $12,875 generated from our inception on February 21, 2001 through the period ended June 30, 2001. Our cost of revenues were $10,267 for the six months ended June 30, 2002, compared to $4,000 for the period the prior year from our inception through June 30, 2001. Therefore, our gross margin for the six months ended June 30, 2002 was $26,428, compared to $8,875 for the period ended June 30, 2001. We hope to generate more revenues as we expand our customer base.

Operating Expenses. For the six months ended June 30, 2002, our total operating expenses were approximately $32,344, compared to $11,781 for the period from our inception on February 21, 2001 through June 30, 2001. For the six months ended June 30, 2002, the majority of our total operating expenses were represented by legal and professional fees of $25,541. We also had occupancy expenses of $1,170, office supplies and expense of $1,756, outside services expenses of $3,000, and $877 for telephone and utilities. For the six months ended June 30, 2002, we experienced a net loss of approximately $5,916, compared to a net loss of $2,906 for the period from our inception on February 21, 2001 through June 30, 2001. We anticipate that we will continue to incur significant general and administrative expenses, but hope to continue generating income as we expand our operations.

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

We have cash of $122,283 as of June 30, 2002, in part due to our recent sale of shares of our common stock, which provided us with significant additional funds. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to expand our operations, we do not currently anticipate that we will need to raise additional capital in addition to the funds raised in this offering. If we do not raise adequate funds from this offering, then we may not be able to conduct marketing activities and expand our operations.

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

                             Global Yacht Services, Inc.,
                             a Nevada corporation



August 19, 2002              By:       /s/ Mitch Keeler
                                       -----------------------------------
                                       Mitch Keeler
                            Its:       president, principal executive officer,
                                       director

                                 CERTIFICATIONS

I, Mitch Keeler, certify that:

1. I have read this quarterly report on Form 10-QSB of Global Yacht Services, Inc.;

2. To my knowledge, the information in this report is true in all important respects as of June 30, 2002; and

3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of June 30, 2002.

For purposes of this certification, the information is "important to a reasonable investor" if:

(a) There is substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(b) The report would be misleading to a reasonable investor if the information was omitted from the report.

Date: August 19, 2002
                                            By:      /s/  Mitch Keeler
                                                     -----------------------
                                                     Mitch Keeler
                                            Its:     Chief Executive Officer

                                 CERTIFICATIONS

I, Melissa Day, certify that:

4. I have read this quarterly report on Form 10-QSB of Global Yacht Services, Inc.;

5. To my knowledge, the information in this report is true in all important respects as of June 30, 2002; and

6. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of June 30, 2002.

For purposes of this certification, the information is "important to a reasonable investor" if:

(c) There is substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(d) The report would be misleading to a reasonable investor if the information was omitted from the report.

Date: August 19, 2002
                                          By:      /s/ Melissa Day
                                                   ------------------------
                                                   Melissa Day
                                          Its:     Chief Financial Officer