Form 10QSB
period 2002-09-30
GLOBAL YACHT SERVICES INC
filed 2002-11-15
CIK 1159036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934  For the transition period from          to
                                                        ----------  ----------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 12, 2002, there were 1,917,277 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------




                           GLOBAL YACHT SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2002

                                   (UNAUDITED)


                                     ASSETS
                                     ------
Current assets
   Cash                                                          $      111,796
   Accounts receivable, net                                                 ---
                                                                 --------------

    Total current assets                                                111,796

Investment in yacht                                                      25,000
                                                                 --------------


          Total assets                                           $      136,796
                                                                 ==============






                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable and accrued expenses                         $        4,625
                                                                 --------------

    Total current liabilities                                             4,625


Stockholders' Equity
   Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 1,917,277                          1,917
   Additional paid-in-capital                                           189,228
   Accumulated deficit                                                  (58,974)
                                                                 --------------

       Total stockholders' equity                                       132,171
                                                                 --------------

          Total liabilities and stockholders' equity             $      136,796
                                                                 ==============







          See accompanying notes to consolidated financial statements.

                           GLOBAL YACHT SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                    THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------     -------------------------------
                                                        2002               2001               2002               2001
                                                        ----               ----               ----               ----
Revenues                                           $     16,741         $     7,361       $    53,436         $    20,236

Cost of revenues                                          3,623               8,265            13,890              12,265
                                                    -----------         -----------       -----------         -----------

Gross margin                                             13,118               (904)            39,546               7,971

Operating expenses
   Legal and professional fees                           22,644               9,025            48,185              14,910
   Occupancy                                                585                 585             1,755               1,405
   Office supplies and expense                              609                 991             2,365               4,375
   Outside services                                       1,500               1,500             4,500               3,000
   Telephone and utilities                                  390                 704             1,267                 896
                                                    -----------         -----------       -----------         -----------

         Total operating expenses                        25,728              12,805            58,072              24,586
                                                    -----------         -----------       -----------         -----------

Loss from operations                                    (12,610)            (13,709)          (18,526)            (16,615)

Other income                                                ---                  29                 4                  38
                                                    -----------         -----------       -----------         -----------
Loss before provision for income taxes                  (12,610)            (13,680)          (16,577)            (18,522)

Provision for income tax expense (benefit)                  ---                 ---               800                 ---
                                                    -----------         -----------       -----------         ----------

Net loss/comprehensive loss                        $    (12,610)        $   (13,680)      $   (19,322)        $   (16,577)
                                                    ===========         ===========       ===========         ===========

Net loss/comprehensive loss per common
share --- basic and diluted                        $        ---         $      (.01)      $       ---         $      (.01)
                                                    ===========         ===========       ===========         ===========

Weighted  average of common shares --- basic
and diluted                                           1,917,277           1,282,777         1,615,000          1,165,051
                                                    ===========         ===========       ===========         ===========






          See accompanying notes to consolidated financial statements.

                           GLOBAL YACHT SERVICES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

            FEBRUARY 21, 2001 (INCEPTION) THROUGH SEPTEMBER 30, 2002

                                   (UNAUDITED)

                                             Common Stock               Additional
                                             ------------                Paid-In      Accumulated
                                            Shares         Amount       Capital         Deficit          Total
                                         -----------     -----------   -----------   -----------     -----------
Balance, February 21, 2001                       ---     $       ---   $       ---   $       ---     $       ---

Issuance of common stock,
  February 22, 2001                        1,000,000           1,000         9,000           ---           10,000

Issuance of common stock,
  May 4, 2001                                  5,000               5           495           ---              500

Issuance of common stock,
  May 25, 2001                               277,777             278        49,722           ---           50,000

Cost of occupancy
   contributed by officer                        ---             ---         1,405           ---            1,405

Net loss/comprehensive loss                      ---             ---           ---       (16,577)         (16,577)
                                         -----------     -----------   -----------   -----------      -----------

Balance, September 30, 2001                1,282,777          1,283         60,622       (16,577)          45,328
                                         -----------     -----------    ----------   -----------      -----------

Cost of occupancy
   contributed by officer                        ---             ---           585           ---              585

Net loss/comprehensive loss                      ---             ---           ---       (23,075)         (23,075)
                                         -----------     -----------   -----------   -----------      -----------

Balance, December 31, 2001                 1,282,777           1,283        61,207       (39,652)          22,838
                                         -----------     -----------   -----------   -----------      -----------
Issuance of common stock,
  May 10, 2002                               634,500             634       126,266           ---          126,900

Cost of occupancy
   contributed by officer                        ---             ---         1,755           ---            1,755

Net loss/comprehensive loss                      ---             ---           ---       (19,322)         (19,322)
                                         -----------     -----------   -----------   -----------      -----------

Balance, September 30, 2002                1,917,277     $     1,917   $   189,228   $   (58,974)     $   132,171
                                         ===========     ===========   ===========   ===========      ===========




          See accompanying notes to consolidated financial statements.

                           GLOBAL YACHT SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                               -------------------------------
                                                                                  2002                   2001
                                                                                  ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                  $     (19,322)       $     (16,577)
   Adjustments  to reconcile  net income to net cash used in operating activities
    Occupancy costs contributed by officer                                           1,755                1,405
    Changes in operating assets and liabilities
       (Increase) decrease in accounts receivable                                      ---                  ---
       Increase (decrease) in accounts payable and accrueds                          1,336                1,750
                                                                             -------------        -------------

          Net cash provided/(used) by operating activities                         (16,231)             (13,422)

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in yacht                                                             (25,000)                 ---
                                                                             -------------        -------------

          Net cash provided/(used) by investing activities                         (25,000)                 ---

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                          126,900               60,500
                                                                             -------------        -------------

          Net cash provided by financing activities                                126,900               60,500
                                                                             -------------        -------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                             85,669               47,078

CASH AND CASH EQUIVALENTS, beginning of period                                      26,127                 ---
                                                                             -------------        -------------

CASH AND CASH EQUIVALENTS, end of period                                     $     111,796        $      47,078
                                                                             =============        =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW   INFORMATION
    Income taxes paid                                                        $         800        $        ---
                                                                             =============        =============
    Interest paid                                                            $         ---        $        ---
                                                                             =============        =============






          See accompanying notes to consolidated financial statements.

                           GLOBAL YACHT SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

                                   (UNAUDITED)

NOTE 1 - PRINCIPLES OF CONSOLDIATION AND BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of the Global Yacht Services, Inc. and its majority owned subsidiary, Global Yacht Services, Ltd. All significant intercompany transactions have been eliminated, if any. The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the years ended December 31, 2002 and 2001. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB.


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

         The Company occupies office space provided by its officer. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are shown in the accompanying consolidated statement of operations for the three-month period ended September 30, 2002 and from February 21, 2001 (inception) through March 31, 2001 and are considered additional contributions of capital by the officer and the Company.

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


For the three months ended September 30, 2002.
----------------------------------------------

Results of Operations.

Revenue. For the three months ended September 30, 2002, we realized revenues of $16,741, compared to revenues of $7,361 generated through the three months ended September 30, 2001. Our cost of revenues were $3,623 for the three months ended September 30, 2002, compared to $8,265 for the three months ended September 30, 2001. Therefore, our gross margin for the three months ended September 30, 2002 was $13,118, compared to a loss of $904 for the three months ended September 30, 2001. We hope to generate more revenues as we expand our customer base.

Operating Expenses. For the three months ended September 30, 2002, our total operating expenses were approximately $25,728, compared to $12,805 for the three months ended September 30, 2001. For the three months ended September 30, 2002, the majority of our total operating expenses were represented by legal and professional fees of $22,644. Our operating expenses for the three months ended September 30, 2001 totaled $12,805, most of which were represented by legal and professional fees of $9,025. For the three months ended September 30, 2002, we experienced a net loss of approximately $12,610, compared to a net loss of $13,680 for the three months ended September 30, 2001.


For the nine months ended September 30, 2002.
---------------------------------------------

Results of Operations.

Revenue. For the nine months ended September 30, 2002, we realized revenues of $53,236, compared to revenues of $20,236 generated from our inception on February 21, 2001 through the period ended September 30, 2001. Our cost of revenues were $13,890 for the nine months ended September 30, 2002, compared to $12,265 for the period the prior year from our inception through September 30, 2001. Therefore, our gross margin for the nine months ended September 30, 2002 was $39,546, compared to $7,971 for the period ended September 30, 2001. We hope to generate more revenues as we expand our customer base.

Operating Expenses. For the nine months ended September 30, 2002, our total operating expenses were approximately $58,072, compared to $24,586 for the period from our inception on February 21, 2001 through September 30, 2001. For the nine months ended September 30, 2002, the majority of our total operating expenses were represented by legal and professional fees of $48,185. We also had occupancy expenses of $1,755, office supplies and expense of $2,365, outside services expenses of $4,500, and $1,267 for telephone and utilities. Our operating expenses for the period from our inception on February 21, 2001 through September 30, 2001 totaled $24,586, most of which were represented by legal and professional fees of $14,910. We also had occupancy expenses of $1,405, office supplies and expense of $1,405, outside services expenses of $3,000, and $896 for telephone and utilities. For the nine months ended September 30, 2002, we experienced a net loss of approximately $18,526, compared to a net loss of $16,615 for the period from our inception on February 21, 2001 through September 30, 2001. We anticipate that we will continue to incur significant general and administrative expenses, but hope to continue generating income as we expand our operations.

Liquidity and Capital Resources. Our total assets were approximately $136,796 as of September 30, 2002. Of those assets, cash was $111,796 as of September 30, 2002. Therefore, our total current assets were $111,796 as of September 30, 2002. We believe that our available cash is sufficient to pay our day-to-day expenditures. We also had $25,000 as an investment in a yacht as of September 30, 2002.

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

Our current liabilities were $4,625 as of September 30, 2002, and were represented solely by accounts payable and accrued expenses. We had no other liabilities and no long term commitments or contingencies as of September 30, 2002.



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

We have cash of $111,796 as of September 30, 2002, in part due to our recent sale of shares of our common stock, which provided us with significant additional funds. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to expand our operations, we do not currently anticipate that we will need to raise additional capital in addition to the funds raised in this offering. If we do not raise adequate funds from this offering, then we may not be able to conduct marketing activities and expand our operations.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

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

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

On November 11, 2002, the Registrant's Board of Directors, voted to replace its independent accountant, Quintanilla Accountancy Corporation ("Quintanilla"). Effective as of November 11, 2002, the Registrant's new independent accountant is Hall & Company, certified public accountants ("Hall & Company"). The Registrant retained the accounting firm of Hall & Company on November 11, 2002, as the principal accountants to audit the Registrant's financial statements. The Registrant authorized Quintanilla to respond fully to any inquiries from Hall & Company and to make its work papers available to Hall & Company. A correspondence from Quintanilla dated November 11, 2002, specifying that Registrant's disclosures regarding the change in accountants are true and correct was attached to the Report on Form 8-K as Exhibit 16.1.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Global Yacht Services, Inc.,
                                              a Nevada corporation



November 12, 2002                    By:      /s/ Mitch Keeler
                                              ----------------------------
                                              Mitch Keeler
                                     Its:     president, principal
                                              executive officer, director

CERTIFICATIONS
--------------
I, Mitch Keeler, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Global Yacht Services, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Mitch Keeler
----------------------
Mitch Keeler
Chief Executive Officer

CERTIFICATIONS
--------------

I, Melissa Day, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Global Yacht Services, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Melissa Day
----------------------
Melissa Day
Chief Financial Officer