Form 10KSB
period 2002-12-31
GLOBAL YACHT SERVICES INC
filed 2003-03-31
CIK 1159036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the fiscal year ended December 31, 2002
                                          -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from           to
                                                       ----------    ----------.

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


                                  619.990.0976
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:


 Title of each class registered:      Name of each exchange on which registered:
 -------------------------------      -----------------------------------------

               None                                          None
               ----                                          ----
Securities registered under Section 12(g) of the Act:

                   Common Stock, Par Value $.001
                   -----------------------------
                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $87,769.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 28, 2003, approximately $228,068.

As of March 28, 2003, there were 1,917,277 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                         [ ]  Yes          [ ]  No

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

We currently provide the following services:

o yacht services such as the provision of captains, engineers and crew, from a list of qualified prospects and also supplies and maintenance;
o    deliveries of yachts to worldwide destinations;
o full-scale contracted care yachts, including interior and exterior cleaning twice monthly, exterior waxing twice yearly, bottom cleaning once monthly, and routine maintenance;
o    brokering traditional face-to-face yacht sales, of vessels in the $1 -
     $1.5 million range, and;
o advice and consultation to clients with regard to all aspects of yacht lease, purchase, custom construction and ownership, such as consultation at a boat show by contract, although we have not generated any revenues from theses services.

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

Employees. As of March 28, 2003, we have no employees other than our officers. We anticipate that we will not hire any employees in the next six months, unless we generate significant revenues. From time-to-time, we anticipate that we will use the services of independent contractors and consultants for the various services that we provide.

Facilities. Our executive, administrative and operating offices are located 7710 Hazard Center Drive, Suite E-415, San Diego, California 92108.

Item 2.  Description of Property.
---------------------------------

Property held by us. As of the date specified in the following table, we held the following property:

==================================== ======================================
             Property                                    December 31, 2002
------------------------------------ --------------------------------------
Cash                                                               $97,249
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

Prices of Common Stock. We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "GYHT". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of March 28, 2003 our common stock has not traded.

We are authorized to issue 50,000,000 shares of $.001 par value common stock, each share of common stock having equal rights and preferences, including voting privileges. As of December 31, 2002, 1,917,277 shares of our common stock were issued and outstanding.

There are 12,827 shares that can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are no outstanding shares of our common stock that we have agreed to register under the Securities Act for sale by security holders. The approximate number of holders of record of shares of our common stock is four.

In February 2002, our registration statement on Form SB-2 to register 750,000 shares of common stock to be offered for sale by us, and 50,000 shares of common stock held by our shareholders was declared effective by the SEC. We sold 634,500 shares of our common stock pursuant to that offering, which resulted in proceeds to us of $126,900.

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

Liquidity and Capital Resources. We had cash of $97,249 as at December 31, 2002. We believe that our available cash is sufficient to pay our day-to-day expenditures. Our total current assets and total assets were approximately $97,249 as at December 31, 2002. In February 2002, our registration statement on Form SB-2 to register 750,000 shares of common stock to be offered for sale by us at $0.20 per share, and 50,000 shares of common stock held by our shareholders was declared effective by the SEC. As of March 28, 2003, we have sold 634,500 shares of common stock for proceeds of $126,900, and we have terminated the offering.

Our current liabilities were $10,434 as at December 31, 2002, and were represented by accounts payable and accrued expenses. We had no other liabilities and no long term commitments or contingencies as at December 31, 2002.

Results of Operations.

Revenue. For the year ended December 31, 2002, we realized revenues of $87,769. This is in comparison to the period from February 21, 2001, our date of inception, to December 31, 2001, when we realized revenues of approximately $24,685 from providing charter and yacht management services. We hope to continue to generate more revenues as we expand our customer base. Our cost of revenues for the year ended December 31, 2002 was $49,674, making our gross operating margin $38,095. This is in comparison to our cost of revenues which were $15,857 from the period from February 21, 2001, our date of inception, to December 31, 2002. Therefore, our gross operating margin from February 21, 2001, our date of inception, through December 31, 2002, was $8,828. Because we increased the scope and volume of our operations, we had greater costs of generating revenues, but increased our gross operating margin as well.

Operating Expenses. For the year ended December 31, 2002, we had $77,482 in total operating expenses, compared to the period from February 21, 2001, our date of inception, through December 31, 2002, where our total operating expenses were approximately $48,534. For the year ended December 31, 2002, the majority of those expenses were represented by legal and professional fees of $64,768. We also had advertising expenses of $350, occupancy expenses of $2,340, office supplies and expense of $2,112, outside services expenses of $6,000, and $1,912 for telephone and utilities. Therefore, for the year ended December 31, 2002, our loss from operations was $39,387. We also had $25,076 in other expenses, which resulted in a net loss of $64,463 before provision for income taxes and our net loss a total of $65,263. By comparison, for the period from our inception on February 21, 2001 through December 31, 2002, we experienced a net loss of approximately $39,706, plus $54 in other income, for a net loss of $39,652. We anticipate that we will continue to incur significant general and administrative expenses.

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

We anticipate that we will use the funds raised from our offering and revenues generated to fund marketing activities and for working capital. Our failure to market and promote our services will hinder our ability to increase the size of our operations and generate additional revenues.

We have cash of $97,249 as of December 31, 2002. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to expand our operations, we do not currently anticipate that we will need to raise additional capital in addition to the funds raised in this offering.

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

Item 7.  Financial Statements
-----------------------------




                           GLOBAL YACHT SERVICES, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

                           GLOBAL YACHT SERVICES, INC.


                                    CONTENTS





                                                                           PAGE
                                                                           ----
Consolidated Financial Statements

     Independent Auditors' Report                                           12

     Consolidated Balance Sheet                                             13

     Consolidated Statements of Operations                                  14

     Consolidated Statements of Changes in Stockholders' Equity             15

     Consolidated Statements of Cash Flows                                  16

     Notes to Consolidated Financial Statements                             17

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Stockholders of
Global Yacht Services, Inc.


We have audited the accompanying consolidated balance sheet of Global Yacht Services, Inc. and subsidiary as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Global Yacht Services, Inc. and subsidiary for the period February 21, 2001 (inception) through December 31, 2001, were audited by other auditors whose report dated February 8, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Yacht Services, Inc. and subsidiary as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



                                                                 HALL & COMPANY
                                                             Irvine, California

                           GLOBAL YACHT SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2002




                                     ASSETS
                                     ------
Current assets
   Cash                                                           $      97,249
                                                                  -------------

     Total current assets                                                97,249
                                                                  -------------

       Total assets                                               $      97,249
                                                                  =============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable and accrued expenses                          $      10,434
                                                                  -------------

     Total current liabilities                                          10,434

Stockholders' Equity
   Common stock, $.001 par value;
     Authorized shares-- 50,000,000
     Issued and outstanding shares-- 1,917,277                            1,917
   Additional paid-in-capital                                           189,813
   Accumulated deficit                                                 (104,915)
                                                                  -------------

     Total stockholders' equity                                          86,815
                                                                  -------------

       Total liabilities and stockholders' equity                 $      97,249
                                                                  =============



           See accompanying notes to consolidated financial statements

                           GLOBAL YACHT SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 2002 AND FEBRUARY 21, 2001 (INCEPTION)
                            THROUGH DECEMBER 31, 2001


                                                                 2002                   2001
                                                             -------------         -------------

REVENUES                                                     $      87,769         $      24,685

COST OF REVENUES                                                    49,674                15,857
                                                             -------------         -------------

GROSS MARGIN                                                        38,095                 8,828

OPERATING EXPENSES
   Advertising                                                         350                 1,121
   Legal and professional fees                                      64,768                29,578
   Occupancy                                                         2,340                 1,990
   Office supplies and expense                                       2,112                 4,063
   Outside services                                                  6,000                10,550
   Telephone and utilities                                           1,912                 1,232
                                                             -------------         -------------

     Total operating expenses                                       77,482                48,534
                                                             -------------         -------------

LOSS FROM OPERATIONS                                               (39,387)              (39,706)

OTHER INCOME (EXPENSE)                                             (25,076)                   54
                                                             -------------         -------------

LOSS BEFORE PROVISION FOR INCOME TAXES                             (64,463)              (39,652)

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)                             800                   ---
                                                             -------------         -------------

NET LOSS/COMPREHENSIVE LOSS                                  $     (65,263)        $     (39,652)
                                                             =============         =============

NET LOSS/COMPREHENSIVE LOSS PER COMMON SHARE--
 BASIC AND DILUTED
                                                             $        (.04)        $        (.03)
                                                             =============         =============

WEIGHTED AVERAGE OF COMMON SHARES-- BASIC AND
 DILUTED
                                                                 1,691,300             1,199,450
                                                             =============         =============



          See accompanying notes to consolidated financial statements

                           GLOBAL YACHT SERVICES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

         YEAR ENDED DECEMBER 31, 2002 AND FEBRUARY 21, 2001 (INCEPTION)
                            THROUGH DECEMBER 31, 2001



                                              COMMON STOCK
                                          ---------------------           PAID-IN                ACCUMULATED
                                          SHARES         AMOUNT           CAPITAL          DEFICIT         TOTAL
                                      ------------    ------------     -------------    -------------   -------------
Balance, December 31, 2001               1,282,777    $      1,283     $      61,207    $     (39,652)  $      22,838

Issuance of common  stock,  May 10,
   2002                                    634,500             634           126,266              ---         126,900

Cost of occupancy
   contributed by officer                      ---             ---             2,340              ---           2,340

Net loss/comprehensive loss                    ---             ---               ---          (65,263)        (65,263)
                                      ------------    ------------     -------------    -------------   -------------

Balance, December 31, 2002               1,917,277    $      1,917     $     189,813    $    (104,915)  $      86,815
                                      ============    ============     =============    =============   =============




           See accompanying notes to consolidated financial statements

                           GLOBAL YACHT SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

         YEAR ENDED DECEMBER 31, 2002 AND FEBRUARY 21, 2001 (INCEPTION)
                            THROUGH DECEMBER 31, 2001



                                                                           2002                  2001
                                                                       -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                            $     (65,263)       $     (39,652)
   Adjustments to reconcile net income to net cash used in operating activities
       Occupancy costs contributed by officer                                  2,340                1,990
       Changes in operating assets and liabilities
         Increase in accounts payable and accrued expenses                     7,145                3,289
                                                                       -------------        -------------

           Net cash provided/(used) by operating activities                  (55,778)             (34,373)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                    126,900               60,500
                                                                       -------------        -------------

           Net cash provided by financing activities                         126,900               60,500
                                                                       -------------        -------------

NET INCREASE IN CASH                                                          71,122               26,127

CASH, beginning of period                                                     26,127                  ---
                                                                       -------------        -------------

CASH, end of period                                                    $      97,249        $      26,127
                                                                       =============        =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                                   $         800        $         ---
                                                                       =============        =============
   Interest paid                                                       $         ---        $         ---
                                                                       =============        =============



           See accompanying notes to consolidated financial statements

                           GLOBAL YACHT SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001




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

                           DECEMBER 31, 2002 AND 2001




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

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - CONTINGENCIES

As shown in the accompanying consolidated financial statements, the Company has incurred a net operating loss of $104,915 since inception on February 21, 2001 through December 31, 2002. Management believes its existing cash resources of approximately $96,000 will be sufficient over the next twelve months to continue the expansion of its business plan and operations.

The Company occupies office space within the officer's residence. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are shown in the accompanying consolidated statements of operations for years ended December 31, 2002 and 2001, respectively.


NOTE 3 - ACCRUED EXPENSES

Accrued Wages and Compensated Absences - The Company currently does not have any employees. The majority of development costs and services have been provided to the Company by the officers and outside, third party vendors. As such, there is no accrual for wages or compensated absences as of December 31, 2002 and 2001.


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

                           DECEMBER 31, 2002 AND 2001




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

On May 10, 2002, the Company issued 634,500 shares of its common stock at a selling price of $0.20 per share pursuant to its prospectus as filed with its registration statement on Form SB-2. The net proceeds were $126,900.


NOTE 5 - INCOME TAXES

At December 31, 2002, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $104,915, expiring at various dates through 2022, that may be used to offset future taxable income. Therefore, the provision for income taxes includes only the minimum state franchise tax of $800.

In addition, the Company has deferred tax assets of approximately $24,000 at December 31, 2002. The Company has not recorded a benefit from its net operating loss carryforward because realization of the benefit is uncertain and, therefore, a valuation allowance of ($24,000) has been provided for the deferred tax assets.


NOTE 6 - RELATED PARTY TRANSACTIONS

On February 22, 2001 and May 4, 2001, the Company issued 1,000,000 and 5,000 shares of its common stock, respectively to it current officers for cash as described in Note 4.

The Company occupies office space provided by its officer. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are shown in the accompanying consolidated statement of operations for the year ended December 31, 2002 and for the period February 21, 2001 (inception) through December 31, 2001 and are considered additional contributions of capital by the officer and the Company.

The financial statements required by Item 7 are presented in the following order:

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

On November 11, 2002, our Board of Directors voted to replace our independent accountant, Quintanilla Accountancy Corporation ("Quintanilla"). Effective as of November 11, 2002, our new independent accountant is Hall & Company, certified public accountants ("Hall & Company"). We retained the accounting firm of Hall & Company on November 11, 2002, to make an examination of our financial statements for the 2002 fiscal year. We authorized Quintanilla to respond fully to any inquiries from Hall & Company and to make its work papers available to Hall & Company.

The reports of Quintanilla from February 21, 2001, the date of our inception, through November 11, 2002, did not contain any adverse opinion, disclaimer of opinion, or qualification or modification as to the certainty, audit scope or accounting principles. During February 21, 2001 through November 11, 2002, there were no disagreements between us and Quintanilla on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, during February 21, 2001 through November 11, 2002, there were no "reportable events" within the meaning of Item 304 of the Securities and Exchange Commission's Regulation S-K.

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


Our directors and principal executive officers are as specified on the following table:

=============================== =============== ================================
Name                                 Age        Position
------------------------------- --------------- --------------------------------
Mitch Keeler                          45        President and Director
------------------------------- --------------- --------------------------------
Melissa Day                           34        Secretary, Treasurer, Director
=============================== =============== ================================

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

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers during the year ended December 31, 2002. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

==================================== ======= ============= ============= ===================== ==========================
Name and Principal Position           Year      Annual      Bonus ($)        Other Annual       All Other Compensation
                                              Salary ($)                   Compensation ($)
------------------------------------ ------- ------------- ------------- --------------------- --------------------------
Mitch Keeler - president             2002        None          None              None                    None
------------------------------------ ------- ------------- ------------- --------------------- --------------------------
Melissa Day - secretary, treasurer   2002        None          None              None                    None
==================================== ======= ============= ============= ===================== ==========================

Compensation of Directors. Our current directors are also our employees and receive no extra compensation for their service on our board of directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 28, 2003, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class           Name of Beneficial Owner                              Amount and Nature of           Percent of Class
                                                                               Beneficial Owner
------------------------ ----------------------------------------------------- ------------------------------ ---------------------

Common Stock             Mitch Keeler                                          1,000,000 shares, president,          52.16%
                         7710 Hazard Center Drive, Suite E-415, San Diego,               director
                         California 92108

Common Stock             Melissa Day                                             5,000 shares, secretary,            0.26%
                         7710 Hazard Center Drive, Suite E-415, San Diego,          treasurer, director
                         California 92108

Common Stock             Flexgene Corp.                                               180,555 shares                 9.42%
                         The Mill Mall, Barkers
                         P.O. Box 62
                         Roadtown, Tortola, BVI

Common Stock             Carib-Ventures Inc.                                           97,222 shares                 5.07%
                         Caribbean Place, Suite #3
                         P.O. Box 599
                         Providenciales, Turks & Caicos Islands, BWI

Common Stock             All directors and named executive officers as a             1,005,000 shares                52.42%
                         group

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

(b) Reports on Form 8-K
-----------------------

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB, except for the following:

On November 12, 2002, we filed a report on Form 8-K to report our change in accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of San Diego, on March 28, 2003.

                               Global Yacht Services, Inc.,
                               a Nevada corporation



                               By:      /s/   Mitch Keeler
                                        ---------------------------------------
                                        Mitch Keeler
                               Its: president, principal executive officer, director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By:      /s/   Mitch Keeler                                   March 28, 2003
         --------------------------------------------
         Mitch Keeler
Its:     president, principal executive officer, director


By:      /s/  Melissa Day                                     March 28, 2003
         --------------------------------------------
         Melissa Day
Its:     secretary, treasurer, director

CERTIFICATIONS
--------------

I, Mitch Keeler, certify that:

1. I have reviewed this annual report on Form 10-KSB of Global Yacht Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Mitch Keeler
-----------------------
Mitch Keeler
Chief Executive Officer

CERTIFICATIONS
--------------
I, Melissa Day, certify that:

1. I have reviewed this annual report on Form 10-KSB of Global Yacht Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/  Melissa Day
-----------------------
Melissa Day
Chief Financial Officer