Form 10QSB
period 2003-03-31
GLOBAL YACHT SERVICES INC
filed 2003-05-19
CIK 1159036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from           to
                                                       ------------ -----------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 15, 2003, there were 1,917,277 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENT
----------------------------



                           GLOBAL YACHT SERVICES, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2003 AND 2002

                           GLOBAL YACHT SERVICES, INC.


                                    CONTENTS





                                                                           PAGE

Consolidated Financial Statements (Unaudited)

     Consolidated Balance Sheet                                              4

     Consolidated Statements of Operations                                   5

     Consolidated Statements of Cash Flows                                   6

     Notes to Consolidated Financial Statements                              7

                           GLOBAL YACHT SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET

                             MARCH 31, 2003 AND 2002

                                   (UNAUDITED)


                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash                                                          $       73,112
   Accounts receivable, net                                               1,695
      Prepaid expenses                                                   17,165
                                                                 --------------
     Total current assets                                                91,972
                                                                 --------------

     Total assets                                                $       91,972
                                                                 ==============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses                         $       14,446
                                                                 --------------

     Total current liabilities                                           14,446
                                                                 --------------

CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value;
     Authorized shares-- 50,000,000
     Issued and outstanding shares-- 1,917,277                            1,917
   Additional paid-in capital                                           190,398
   Accumulated deficit                                                 (114,789)
                                                                 --------------

     Total stockholders' deficit                                         77,526
                                                                 --------------

       Total liabilities and stockholders' deficit               $       91,972
                                                                 ==============


          See accompanying notes to consolidated financial statements.

                           GLOBAL YACHT SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

                                   (UNAUDITED)

                                                                           March 31,

                                                                     2003                2002
                                                                ---------------    --------------
REVENUES
   Charter services                                             $          ---     $        1,240
   Yacht management fees                                                 2,820              2,628
   Sales commissions                                                       ---             25,000
                                                                ---------------    --------------

     Net revenues                                                        2,820             28,868

COST OF REVENUES
   Charter expenses                                                        ---                787
   Yacht management expenses                                               817              2,008
                                                                ---------------    ---------------

     Total cost of revenues                                                817              2,795
                                                                ---------------    ---------------

GROSS MARGIN                                                             2,003             26,073

OPERATING EXPENSES
   Legal and professional fees                                           8,203             10,145
   Occupancy                                                               585                585
   Office supplies and expense                                             523              1,076
   Outside services                                                      1,500              1,500
   Telephone and utilities                                                 266                409
                                                                ---------------    ---------------

     Total operating expenses                                           11,077             13,715
                                                                ---------------    ---------------

INCOME (LOSS) FROM OPERATIONS                                           (9,074)            12,358

OTHER INCOME                                                               ---                  4
                                                                ---------------    ---------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                         (9,074)            12,362

PROVISION FOR INCOME TAXES                                                 800              3,000
                                                                ---------------    ---------------

NET INCOME (LOSS)                                               $       (8,362)    $        9,362
                                                                ===============    ===============

NET INCOME (LOSS) PER COMMON SHARE-- BASIC AND DILUTED
                                                                $          ---     $          ---
                                                                ===============    ===============

WEIGHTED AVERAGE OF COMMON SHARES-- BASIC AND DILUTED
                                                                     1,917,277          1,282,777
                                                                ===============    ===============

        See accompanying notes to consolidated financial statements.

                           GLOBAL YACHT SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

                                   (UNAUDITED)

                                                                                          March 31,
                                                                                    2003              2002
                                                                               -------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                           $     (9,874)     $     9,362
   Adjustments to reconcile net income (loss) to net cash used in operating activities
       Occupancy costs contributed by officer                                           585              585
       Changes in operating assets and liabilities
         (Increase) in accounts receivable                                           (1,695)         (24,365)
         (Increase) in prepaid expenses                                             (17,165)             ---
         (Decrease) Increase in accounts payable
           and accrued expenses                                                       4,012             (407)
         Increase in income taxes payable                                               ---            2,200
                                                                               -------------     ------------

           Net cash used in operating activities                                    (24,137)         (12,625)
                                                                               -------------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (24,137)         (12,625)

CASH AND CASH EQUIVALENTS, beginning of period                                       97,249           26,127
                                                                               -------------     ------------

CASH AND CASH EQUIVALENTS, end of period                                       $     73,112      $    13,502
                                                                               =============     ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                                           $        800      $       800
                                                                               =============     ============
   Interest paid                                                               $        ---      $       ---
                                                                               =============     ============

          See accompanying notes to consolidated financial statements.

                           GLOBAL YACHT SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2003 AND 2002

                                   (UNAUDITED)


NOTE 1 - PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of the Global Yacht Services, Inc. and its majority owned subsidiary, Global Yacht Services, Ltd. All significant intercompany transactions have been eliminated, if any. The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the years ended December 31, 2003 and 2002. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB.


NOTE 2 - COMMON STOCK

On May 10, 2002, the Company issued 634,500 shares of its common stock at a selling price of $0.20 per share pursuant to its prospectus as filed with its registration statement on Form SB-2. The net proceeds were $126,900.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company occupies office space provided by its officer. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are shown in the accompanying consolidated statement of operations for the three-month periods ended March 31, 2003 and 2002, respectively, and are considered additional contributions of capital by the officer and the Company.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2003.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2003.
------------------------------------------

Liquidity and Capital Resources. Our total assets were $91,972 as of March 31, 2003. Of those assets, we had cash of $73,112, accounts receivable of $1,695, and prepaid expense of $17,165 as of March 31, 2003. Therefore, our total current assets were $74,807 as of March 31, 2003. We believe that our available cash is sufficient to pay our day-to-day expenditures.

Our current liabilities were $14,446 as of March 31, 2003, and were represented solely by accounts payable and accrued expenses. We had no other liabilities and no long term commitments or contingencies as of March 31, 2003.

RESULTS OF OPERATIONS.

REVENUE. For the three months ended March 31, 2003, we realized revenues of $2,820 from yacht management fees, compared to revenues of $28,868 generated for the three months ended March 31, 2002, which resulted from receiving $1,240 in charter services, $2,628 in yacht management fees and $25,000 we received from sales commissions. The difference in our revenues is accounted for the fact that we had no revenues from sales commissions during the three months ended March 31, 2003. Our cost of revenues was $817 for the three months ended March 31, 2003, which was represented by yacht management expenses. This is compared to $2,795 for the same period ended March 31, 2002, which was represented by $787 in charter expenses and $2,008 in yacht management expenses. Therefore, our gross margin for the three months ended March 31, 2003 was $2,003, compared to $26,073 for three months ended March 31, 2002. We hope to generate more revenues as we expand our customer base.

OPERATING EXPENSES. For the three months ended March 31, 2003, our total operating expenses were approximately $11,077, compared to $13,715 for the three months ended March 31, 2002. For the three months ended March 31, 2003, the majority of our total operating expenses were represented by legal and professional fees of $8,203. We also had occupancy expenses of $585, office supplies and expense of $523, outside services expenses of $1,500, and $266 for telephone and utilities. Our operating expenses for the three month period ending March 31, 2002 totaled $13,715, most of which were represented by legal and professional fees of $10,145. We also had occupancy expenses of $585, office supplies and expense of $1,076, outside services expenses of $1,500, and $409 for telephone and utilities. Our operating expenses were lower because we incurred fewer professional and legal fees during the three month period ending March 31, 2003 as compared to the three months ending March 31, 2002, because during 2002 we were preparing a registration statement.

For the three months ended March 31, 2003, we experienced a net loss of approximately $9,874 compared to a net income of $9,362 the three months ended March 31, 2002, because we generated less in commissions and fees during the three months ended March 31, 2003. We anticipate that we will continue to incur significant general and administrative expenses, but hope to continue generating income as we expand our operations.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. In our management's opinion, to effectuate our business plan in the next twelve months, the following events should occur or we should reach the following milestones in order for us to become profitable:

1. We must conduct marketing activities to promote our services and obtain additional customers to increase our customer base. We currently market our business primarily through referrals and our website. Our president, Mitch Keeler, had a large foundation of business and a strong reputation in the industry, which we believe has been transferred to us. We believe that referrals comprise approximately 70% of our business and business generated from our website is approximately 30% of our business. Future marketing will include articles and advertisements in industry publications, such as:
         Yachting, Motor Boating, and Sea. We hope to continue to increase our customer base.

2. We must continue to develop relationships with various parties including yacht owners, sellers, brokers, lessors, charter agents, maintenance suppliers, industry professionals and specialists, captains, crew, engineers, designers, insurance agents, legal advisors, and government agents. We believe that these parties will help supply some of our services and they may become sources of referrals. We hope to continue to develop relationships with several of those parties who provide some of the services that we offer as well as be sources of referrals.

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

We have cash of $73,112 as of March 31, 2003. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to expand our operations, we do not currently anticipate that we will need to raise additional capital in addition to the funds raised in this offering. If we do not raise adequate funds from this offering, then we may not be able to conduct marketing activities and expand our operations.

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

                            Global Yacht Services, Inc.,
                            a Nevada corporation



May 15, 2003       By:      /s/   Mitch Keeler
                            -----------------------------------
                            Mitch Keeler
                   Its:     president, principal executive officer, director

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

Date: May 15, 2003

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

Date: May 15, 2003

Melissa Day
----------------------
Melissa Day
Chief Financial Officer