Form 10QSB
period 2003-06-30
GLOBAL YACHT SERVICES INC
filed 2003-08-14
CIK 1159036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from                to
                                              ----------------  ----------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 14, 2003, there were 1,917,277 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------



                           GLOBAL YACHT SERVICES, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002

                           GLOBAL YACHT SERVICES, INC.


                                    CONTENTS





                                                                           PAGE
                                                                           ----
Consolidated Financial Statements (Unaudited)

     Consolidated Balance Sheet                                              1

     Consolidated Statements of Operations                                   2

     Consolidated Statements of Cash Flows                                   3

     Notes to Consolidated Financial Statements                              4

                           GLOBAL YACHT SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2003

                                   (UNAUDITED)


                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash                                                          $       69,259
   Accounts receivable, net                                               3,307
                                                                 --------------

     Total current assets                                                72,566

DEPOSITS                                                                  4,460
                                                                 --------------

     Total assets                                                $       77,026
                                                                 ==============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      -------------------------------------
CURRENT LIABILITIES
   Accounts payable and accrued expenses                         $        4,752
                                                                 --------------

     Total current liabilities                                            4,752

CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value;
     Authorized shares -- 50,000,000
     Issued and outstanding shares-- 1,917,277                            1,917
   Additional paid-in capital                                           190,983
   Accumulated deficit                                                 (120,626)
                                                                 --------------

     Total stockholders' equity                                          72,274
                                                                 --------------

       Total liabilities and stockholders' equity                $       77,026
                                                                 ==============


    See accompanying notes to consolidated financial statements.

                           GLOBAL YACHT SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                THREE AND SIX MONHS ENDED JUNE 30, 2003 AND 2002

                                   (UNAUDITED)

                                                        THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                    ----------------------------------       --------------------------------
                                                        2003                 2002                2003               2002
                                                        ----                 ----                ----               ----
REVENUES
   Charter services                                 $         ---        $       2,224       $       ---         $     3,464
   Yacht management fees                                    7,960                5,603            10,780               8,231
   Sales commissions                                         ----                  ---               ---              25,000
                                                    -------------        -------------       -----------         -----------

       Net revenues                                         7,960                7,827            10,780              36,695

COST OF REVENUES
   Charter expenses                                           ---                3,280             3,000               4,067
   Yacht management expenses                                  676                4,192               993               6,200
                                                    -------------        -------------       -----------         -----------

       Total cost of revenues                                 676                7,472             3,993              10,267
                                                    -------------        -------------       -----------         -----------

GROSS MARGIN                                                7,284                  355             6,787              26,428

OPERATING EXPENSES
   Legal and professional fees                             10,930               15,396            17,621              25,541
   Occupancy                                                  585                  585             1,170               1,170
   Office supplies and expense                                418                  680               941               1,756
   Outside services                                           ---                1,500             1,500               3,000
   Telephone and utilities                                    200                  468               466                 877
                                                    -------------        -------------       -----------         -----------

         Total operating expenses                          12,133               18,629            21,698              32,344
                                                    -------------        -------------       -----------         -----------

LOSS FROM OPERATIONS                                      (4,849)              (18,274)          (14,911)             (5,916)

OTHER INCOME                                                  ---                  ---               ---                   4
                                                    -------------        -------------       -----------         -----------

LOSS BEFORE PROVISION FOR
  INCOME TAXES                                             (4,849)             (18,274)          (14,911)             (5,912)

PROVISION (BENEFIT) FOR INCOME
  TAXES                                                       ---               (2,200)              800                 800
                                                    -------------        -------------       -----------          ----------

NET LOSS                                            $      (4,849)       $     (16,074)      $   (15,711)        $    (6,712)
                                                    =============        =============       ===========         ===========

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED                                 $         ---        $       (0.01)      $     (0.01)        $       ---
                                                    =============        =============       ===========         ===========

WEIGHTED AVERAGE OF COMMON
  SHARES - BASIC AND DILUTED                            1,917,277            1,638,400         1,917,277           1,461,600
                                                    =============        =============       ===========         ===========


    See accompanying notes to consolidated financial statements.

                           GLOBAL YACHT SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                   (UNAUDITED)

                                                                                             June 30,
                                                                                  --------------------------------
                                                                                    2003                  2002
                                                                                  ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                       $    (15,711)      $      (6,712)
   Adjustments to reconcile net loss to net cash used in operating activities
       Occupancy costs contributed by officer                                            1,170               1,170
       Changes in operating assets and liabilities
         Increase in accounts receivable                                                (3,307)               (238)
         Increase in deposits                                                           (4,460)                ---
         (Decrease) increase in accounts payable
           and accrued expenses                                                         (5,682)                 36
                                                                                  ------------       -------------

           Net cash used in operating activities                                       (27,990)             (5,744)
                                                                                  ------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in yacht                                                                     ---             (25,000)
                                                                                  ------------       -------------

           Net cash used in investing activities                                           ---             (25,000)
                                                                                  ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                                  ---             126,900
                                                                                  ------------       -------------

           Net cash provided by financing activities                                       ---             126,900
                                                                                  ------------       -------------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                          (27,990)             96,156

CASH AND CASH EQUIVALENTS, beginning of period                                          97,249              26,127
                                                                                  ------------       -------------

CASH AND CASH EQUIVALENTS, end of period                                          $     69,259       $     122,283
                                                                                  ============       =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                                              $        800       $         800
                                                                                  ============       =============
   Interest paid                                                                  $        ---       $         ---
                                                                                  ============       =============


    See accompanying notes to consolidated financial statements.

                           GLOBAL YACHT SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002

                                   (UNAUDITED)


NOTE 1 - PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of the Global Yacht Services, Inc. and its majority owned subsidiary, Global Yacht Services, Ltd. All significant intercompany transactions have been eliminated, if any. The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the years ended December 31, 2003 and 2002. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB.


NOTE 2 - COMMON STOCK

On May 10, 2002, the Company issued 634,500 shares of its common stock at a selling price of $0.20 per share pursuant to its prospectus as filed with its registration statement on Form SB-2. The net proceeds were $126,900.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company occupies office space provided by its officer. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are shown in the accompanying consolidated statement of operations for the three and six months periods ended June 30, 2003 and 2002, respectively, and are considered additional contributions of capital by the officer and the Company.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES. Our total assets were $77,026 as of June 30, 2003. Of those assets, we had cash of $69,259 and accounts receivable of $3,307 as of June 30, 2003. Therefore, our total current assets were $72,566 as of June 30, 2003. We also had $4,460 in deposits. We believe that our available cash is sufficient to pay our day-to-day expenditures.

Our current liabilities were $4,752 as of June 30, 2003, and were represented solely by accounts payable and accrued expenses. We had no other liabilities and no long term commitments or contingencies as of June 30, 2003.

FOR THE THREE MONTHS ENDED JUNE 30, 2003.
-----------------------------------------

RESULTS OF OPERATIONS.

REVENUE. For the three months ended June 30, 2003, we realized revenues of $7,960 from yacht management fees, compared to revenues of $7,827 generated for the three months ended June 30, 2002, which resulted from receiving $2,224 in charter services and $5,603 in yacht management fees. The difference in our revenues is accounted for the by fact that we had different sources of revenues during the three months ended June 30, 2003. Our cost of revenues was $676 for the three months ended June 30, 2003, which was represented solely by yacht management expenses. This is compared to cost of revenues of $7,472 for the same period ended June 30, 2002, which was represented by $3,280 in charter expenses and $4,192 in yacht management expenses. Therefore, our gross margin for the three months ended June 30, 2003 was $7,284, compared to $355 for three months ended June 30, 2002. We hope to generate more revenues as we expand our customer base.

OPERATING EXPENSES. For the three months ended June 30, 2003, our total operating expenses were approximately $12,133, compared to $18,629 for the three months ended June 30, 2002. For the three months ended June 30, 2003, the majority of our total operating expenses were represented by legal and professional fees of $10,930. We also had occupancy expenses of $585, office supplies and expense of $418 and $200 for telephone and utilities. Our operating expenses for the three month period ending June 30, 2002 totaled $18,629, most of which were represented by legal and professional fees of $15,396. We also had occupancy expenses of $585, office supplies and expense of $680, outside services expenses of $1,500, and $468 for telephone and utilities. Our operating expenses were lower because we incurred fewer professional and legal fees during the three month period ending June 30, 2003 as compared to the three months ending June 30, 2002, because during 2002 we were preparing a registration statement.

For the three months ended June 30, 2003, we experienced a net loss of approximately $4,849, compared to a net loss of $18,274 the three months ended June 30, 2002, because we incurred fewer operating expenses during the three months ended June 30, 2003. We anticipate that we will continue to incur significant general and administrative expenses, but hope to continue generating income as we expand our operations.

FOR THE SIX MONTHS ENDED JUNE 30, 2003.
---------------------------------------

RESULTS OF OPERATIONS.

REVENUE. For the six months ended June 30, 2003, we realized revenues of $10,780 from yacht management fees, compared to revenues of $36,695 generated for the six months ended June 30, 2002, which resulted from receiving $3,464 in charter services, $8,231 in yacht management fees and $25,000 we received from sales commissions. The difference in our revenues is accounted for primarily by the fact that we had no revenues from sales commissions during the six months ended June 30, 2003. Our cost of revenues was $3,993 for the six months ended June 30, 2003, which was represented by $3,000 in charter expenses and $993 in yacht management expenses. This is compared to $10,267 for the same period ended June 30, 2002, which was represented by $4,067 in charter expenses and $6,200 in yacht management expenses. Therefore, our gross margin for the six months ended June 30, 2003 was $6,787, compared to a gross margin of $26,428 for six months ended June 30, 2002. We hope to generate more revenues as we expand our customer base.

OPERATING EXPENSES. For the six months ended June 30, 2003, our total operating expenses were approximately $21,698, compared to $32,344 for the six months ended June 30, 2002. For the six months ended June 30, 2003, the majority of our total operating expenses were represented by legal and professional fees of $17,621. We also had occupancy expenses of $1,170, office supplies and expense of $941, outside services expenses of $1,500, and $466 for telephone and utilities. Our operating expenses for the six month period ending June 30, 2002 totaled $32,344, most of which were represented by legal and professional fees of $25,541. We also had occupancy expenses of $1,170, office supplies and expense of $1,756, outside services expenses of $3,000, and $877 for telephone and utilities. Our operating expenses were lower because we incurred fewer professional and legal fees during the six month period ending June 30, 2003 as compared to the six months ending June 30, 2002, because during 2002 we were preparing a registration statement.

For the six months ended June 30, 2003, we experienced a net loss of approximately $14,911, compared to a net loss of $5,916 for the six months ended June 30, 2002, because we generated lower revenues during the six months ended June 30, 2003, despite the fact that our expenses were lower during the six months ended June 30, 2003 as compared to the same period ended June 30, 2002. We anticipate that we will continue to incur significant general and administrative expenses, but hope to continue generating income as we expand our operations.

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

We have cash of $69,259 as of June 30, 2003. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2003, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

                                Global Yacht Services, Inc.,
                                a Nevada corporation



August 14, 2003         By:     /s/ Mitch Keeler
                                -------------------------------
                                Mitch Keeler
                       Its:     president, principal executive officer, director

CERTIFICATIONS
--------------

I, Mitch Keeler, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of Global Yacht Services, Inc.;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

          4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

             (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

             (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and

             (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

          5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

             (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

             (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal control over financial reporting.


Date: August 14, 2003

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

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or opera tion of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 14, 2003

/s/ Melissa Day
----------------------
Melissa Day
Chief Financial Officer