Form 10QSB
period 2003-09-30
GLOBAL YACHT SERVICES INC
filed 2003-11-14
CIK 1159036

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------------------

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


                                  619.990.0976
--------------------------------------------------------------------------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 14, 2003, there were 1,917,277 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           GLOBAL YACHT SERVICES, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

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

                           GLOBAL YACHT SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2003

                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
   Cash                                                         $  62,646
   Accounts receivable, net                                         3,043
                                                                ---------

     Total current assets                                          65,689

DEPOSITS                                                            2,460
                                                                ---------

     Total assets                                               $  68,149
                                                                =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                        $   4,752
                                                                ---------

     Total current liabilities                                      4,752

CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value;
     Authorized shares -- 50,000,000
     Issued and outstanding shares-- 1,917,277                      1,917
   Additional paid-in capital                                     191,568
   Accumulated deficit                                           (130,088)
                                                                ---------

     Total stockholders' equity                                    63,397
                                                                ---------

       Total liabilities and stockholders' equity               $  68,149
                                                                =========


          See accompanying notes to consolidated financial statements.

                           GLOBAL YACHT SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             THREE AND NINE MONHS ENDED SEPTEMBER 30, 2003 AND 2002

                                   (UNAUDITED)

                                      THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                       -----------------------------       -----------------------------
                                           2003              2002              2003              2002
                                       -----------       -----------       -----------       -----------
REVENUES
   Charter services                    $        --       $     9,250       $        --       $    11,930
   Yacht management fees                    12,606             7,491            23,386            16,506
   Sales commissions                            --                --                --            25,000
                                       -----------       -----------       -----------       -----------

       Net revenues                         12,606            16,741            23,386            53,436

COST OF REVENUES
   Charter expenses                             --             1,405             3,000             5,472
   Yacht management expenses                 9,022             2,218            10,015             8,418
                                       -----------       -----------       -----------       -----------

       Total cost of revenues                9,022             3,623            13,015            13,890
                                       -----------       -----------       -----------       -----------

GROSS MARGIN                                 3,584            13,118            10,371            39,546

OPERATING EXPENSES
   Legal and professional fees               8,660            22,644            26,281            48,185
   Occupancy                                   585               585             1,755             1,755
   Office supplies and expense               2,460               609             3,401             2,365
   Outside services                             --             1,500             1,500             4,500
   Telephone and utilities                   1,341               390             1,807             1,267
                                       -----------       -----------       -----------       -----------

         Total operating expenses           13,046            25,728            34,744            58,072
                                       -----------       -----------       -----------       -----------

LOSS FROM OPERATIONS                        (9,462)          (12,610)          (24,373)          (18,526)

OTHER INCOME                                    --                --                --                 4
                                       -----------       -----------       -----------       -----------

LOSS BEFORE PROVISION FOR
  INCOME TAXES                              (9,462)          (12,610)          (24,373)          (18,522)

PROVISION (BENEFIT) FOR INCOME
  TAXES                                         --                --               800               800
                                       -----------       -----------       -----------       -----------

NET LOSS                               $    (9,462)      $   (12,610)      $   (25,173)      $   (19,322)
                                       ===========       ===========       ===========       ===========

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED                    $        --       $     (0.01)      $     (0.01)      $        --
                                       ===========       ===========       ===========       ===========

WEIGHTED AVERAGE OF COMMON
  SHARES - BASIC AND DILUTED             1,917,277         1,917,277         1,917,277         1,615,000
                                       ===========       ===========       ===========       ===========

          See accompanying notes to consolidated financial statements.

                           GLOBAL YACHT SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                   (UNAUDITED)


                                                                              SEPTEMBER 30,
                                                                        -------------------------
                                                                           2003            2002
                                                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                             $ (25,173)      $ (19,322)
   Adjustments to reconcile net loss to net cash used in operating activities
       Occupancy costs contributed by officer                               1,755           1,755
       Changes in operating assets and liabilities
         Increase in accounts receivable                                   (3,043)             --
         Increase in deposits                                              (2,460)             --
         (Decrease) increase in accounts payable
           and accrued expenses                                            (5,682)          1,336
                                                                        ---------       ---------

           Net cash used in operating activities                          (34,603)        (16,231)
                                                                        ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in yacht                                                         --         (25,000)
                                                                        ---------       ---------

           Net cash used in investing activities                               --         (25,000)
                                                                        ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                      --         126,900
                                                                        ---------       ---------

           Net cash provided by financing activities                           --         126,900
                                                                        ---------       ---------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                             (34,603)         85,669

CASH AND CASH EQUIVALENTS, beginning of period                             97,249          26,127
                                                                        ---------       ---------

CASH AND CASH EQUIVALENTS, end of period                                $  62,646       $ 111,796
                                                                        =========       =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                                    $     800       $     800
                                                                        =========       =========
   Interest paid                                                        $      --       $      --
                                                                        =========       =========

          See accompanying notes to consolidated financial statements.

                           GLOBAL YACHT SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

                                   (UNAUDITED)


NOTE 1 - PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of the Global Yacht Services, Inc. and its majority owned subsidiary, Global Yacht Services, Ltd. All significant intercompany transactions have been eliminated, if any. The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the years ended December 31, 2003 and 2002. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB.


NOTE 2 - COMMON STOCK

On May 10, 2002, the Company issued 634,500 shares of its common stock at a selling price of $0.20 per share pursuant to its prospectus as filed with its registration statement on Form SB-2. The net proceeds were $126,900.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company occupies office space provided by its officer. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are shown in the accompanying consolidated statement of operations for the three and nine months periods ended September 30, 2003 and 2002, respectively, and are considered additional contributions of capital by the officer and the Company.

NOTE 4 - SUBSEQUENT EVENT

On November 5, 2003, the Company entered into a letter of intent to acquire DeliaTroph Pharmaceuticals, Inc. dba Hyalozyme Therapeutics, Inc. ("Hyalozyme"). The merger is conditional on the negotiation of a definitive merger agreement; the completion of an approximately $7,000,000 round of financing by the Company; and, the Company and Hyalozyme obtaining all necessary board, shareholder and third party approvals, among other conditions.

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended September 30, 2003.

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

We have also contemplated acquiring a third party, merging with a third party or pursuing a joint venture with a third party in order to support our development. Accordingly, we have been researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. In that regard, in November 2003 we entered into a letter of intent with DeliaTroph Pharmaceuticals, Inc., dba Hyalozyme Therapeutics, Inc, ("Hyalozyme") a privately held corporation based in San Diego, California and its stockholders to merge with Hyalozyme. The proposed merger is to be accomplished by forming a wholly-owned merger subsidiary which would then merge with and into Hyalozyme, with Hyalozyme being the survivor. In addition, Hyalozyme's outstanding shares would then be converted into a combination of common shares, as well as options and warrants to purchase our common stock, in addition to shares of preferred stock, to correspond to the capitalization of Hyalozyme.

Prior to closing of the merger, we will have no more than $100,000 in liabilities and have no more than 3,900,000 shares of our common stock issued and outstanding. Under the terms of the proposed merger, we will have approximately 35,500,000 shares issued and outstanding at closing, in addition to convertible preferred stock, warrants and options, which will be issued to the historical shareholders of Hyalozyme. Prior to closing, Hyalozyme may also grant additional options to its current senior management. Also under the terms of the proposed merger, and following closing, we will change our name to DeliaTroph Pharmaceuticals, Inc. or a similar name. Prior to closing, Hyalozyme must complete a financing of no more than $7,112,142. Hyalozyme anticipates raising those funds through equity financings, although there is no guarantee that it will be able to do so.

We hope to conclude this transaction during January 2004, though we cannot guarantee that this will occur. We believe that this transaction will increase the value of our common stock to our shareholders, however, we cannot guaranty that we will be able to consummate this transaction or that we will be able to acquire any such entity, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We intend to continue providing our yacht maintenance, charter and delivery services until such time as we consummate such an agreement.

Liquidity and Capital Resources. Our total assets were $68,149 as of September 30, 2003. Of those assets, we had cash of $62,646 and accounts receivable of $3,043 as of September 30, 2003. Therefore, our total current assets were $65,689 as of September 30, 2003. We also had $2,460 in deposits. We believe that our available cash is sufficient to pay our day-to-day expenditures.

Our current liabilities were $4,752 as of September 30, 2003, and were represented solely by accounts payable and accrued expenses. We had no other liabilities and no long term commitments or contingencies as of September 30, 2003.

For the three months ended September 30, 2003.

Results of Operations.

Revenue. For the three months ended September 30, 2003, we realized revenues of $12,606 from yacht management fees, compared to revenues of $16,741 generated for the three months ended September 30, 2002, which resulted from receiving $9,250 in charter services and $7,491 in yacht management fees. The difference in our revenues is accounted for the by fact that we had different sources of revenues during the three months ended September 30, 2003. Our cost of revenues was $9,022 for the three months ended September 30, 2003, which was represented solely by yacht management expenses. This is compared to cost of revenues of $3,623 for the same period ended September 30, 2002, which was represented by $1,405 in charter expenses and $2,218 in yacht management expenses. Therefore, our gross margin for the three months ended September 30, 2003 was $3,584, compared to $13,118 for three months ended September 30, 2002. We hope to generate more revenues as we expand our customer base.

Operating Expenses. For the three months ended September 30, 2003, our total operating expenses were approximately $13,046, compared to $25,728 for the three months ended September 30, 2002. For the three months ended September 30, 2003, the majority of our total operating expenses were represented by legal and professional fees of $8,660. We also had occupancy expenses of $585, office supplies and expense of $2,460 and $1,341 for telephone and utilities. Our operating expenses for the three month period ending September 30, 2002 totaled $25,728, most of which were represented by legal and professional fees of $22,644. We also had occupancy expenses of $585, office supplies and expense of $609, outside services expenses of $1,500, and $390 for telephone and utilities. Our operating expenses were lower because we incurred fewer professional and legal fees during the three month period ending September 30, 2003 as compared to the three months ending September 30, 2002, because during 2002 we were preparing a registration statement.

For the three months ended September 30, 2003, we experienced a net loss of approximately $9,462, compared to a net loss of $12,610 for the three months ended September 30, 2002, because we incurred lower operating expenses during the three months ended September 30, 2003. We anticipate that we will continue to incur significant general and administrative expenses, but hope to continue generating income as we expand our operations.

For the nine months ended September 30, 2003.

Results of Operations.

Revenue. For the nine months ended September 30, 2003, we realized revenues of $23,386 from yacht management fees, compared to revenues of $53,436 generated for the nine months ended September 30, 2002, which resulted from receiving $11,930 in charter services, $16,506 in yacht management fees and $25,000 we received from sales commissions. The difference in our revenues is accounted for primarily by the fact that we had no revenues from sales commissions or charter services during the nine months ended September 30, 2003. Our cost of revenues was $13,015 for the nine months ended September 30, 2003, which was represented by $3,000 in charter expenses and $10,015 in yacht management expenses. This is compared to $13,890 for the same period ended September 30, 2002, which was represented by $5,472 in charter expenses and $8,418 in yacht management expenses. Therefore, our gross margin for the nine months ended September 30, 2003 was $10,371, compared to a gross margin of $39,546 for nine months ended September 30, 2002. We hope to generate more revenues as we expand our customer base.

Operating Expenses. For the nine months ended September 30, 2003, our total operating expenses were $34,744 compared to $58,072 for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, the majority of our total operating expenses were represented by legal and professional fees of $26,281. We also had occupancy expenses of $1,755, office supplies and expense of $3,401, outside services expenses of $1,500, and $1,807 for telephone and utilities. Our operating expenses for the nine month period ending September 30, 2002 totaled $58,072, most of which were represented by legal and professional fees of $48,185. We also had occupancy expenses of $1,755, office supplies and expense of $2,365, outside services expenses of $4,500, and $1,267 for telephone and utilities. Our operating expenses were lower because we incurred fewer professional and legal fees during the nine month period ending September 30, 2003 as compared to the nine months ending September 30, 2002, because during 2002 we were preparing a registration statement.

For the nine months ended September 30, 2003, we experienced a net loss of approximately $24,373, compared to a loss from operations of $18,526, plus $4 in other income for a net lost of $18,522 for the nine months ended September 30, 2002, because we generated lower revenues during the nine months ended September 30, 2003, despite the fact that our expenses were lower during the nine months ended September 30, 2003 as compared to the same period ended September 30, 2002. We anticipate that we will continue to incur significant general and administrative expenses, but hope to continue generating income as we expand our operations.

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

We have cash of $62,646 as of September 30, 2003. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors.

We hope to conclude the transaction with Hyalozyme as described above during the next three months, as described above, though we cannot guarantee that this will occur. We intend to continue providing our yacht maintenance, charter and delivery services until such time as we consummate the transaction with Hyalozyme.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2003, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K


         (a)      Exhibits.

                  31.      Rule 13a-14(a)/15d-14(a) Certifications.

                  32.      Section 1350 Certifications.


         (b)      Reports on Form 8-K

         None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Global Yacht Services, Inc.,
                                        a Nevada corporation



November 14, 2003                       By: /s/ Mitch Keeler
                                            ----------------------------------
                                            Mitch Keeler
                                            Its: president, principal executive
                                                 officer, director