Form 10KSB
period 2003-12-31
HALOZYME THERAPEUTICS INC
filed 2004-03-30
CIK 1159036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

Commission File Number: 000-49616

                           Halozyme Therapeutics, Inc.
             (Exact name of registrant as specified in its charter)

Nevada                                                           88-0488686
------                                                           ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

11588 Sorrento Valley Road, Suite 17, San Diego, California        92121
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                  858.794.8889
                                  ------------
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

                   Common Stock, Par Value $.001
                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year: $25,705.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 23, 2004, approximately $75,995,849.

As of March 23, 2004, there were 39,421,906 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure format (check one):

           |_| Yes             |X| No

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OUR BUSINESS DEVELOPMENT. We were incorporated in Nevada on February 21, 2001.

Effective March 11, 2004, pursuant to the Agreement and Plan of Merger (the "Merger Agreement"), dated as of January 28, 2004, among privately held DeliaTroph Pharmaceuticals, Inc. dba Hyalozyme Therapeutics, Inc. ("Halozyme"), our company ("Global") and Hyalozyme Acquisition Corporation ("Merger Sub"), a wholly owned subsidiary of Global, the Merger Sub merged with and into Halozyme, with Halozyme remaining as the surviving corporation (the "Merger").

Although we acquired Halozyme as a result of the Merger, the shareholders of Halozyme hold a majority of the voting interest in the combined enterprise. Additionally, the Merger resulted in Halozyme's management and Board of Directors assuming operational control of Global.

The following lists a summary of the structure of the Merger and matters completed in connection therewith:

      o On January 28, 2004, pursuant to an investment round completed simultaneously with the signing of the Merger Agreement, Halozyme raised equity capital of approximately $8.1 million.

      o Our shareholders amended and restated Global's Articles of Incorporation to change Global's corporate name to Halozyme Therapeutics, Inc., increased the authorized number of shares of common stock to 100 million, and authorized 20 million shares of preferred stock.

      o Global issued 34,999,701 shares of its restricted common stock, 6,886,807 options and 11,758,460 warrants to purchase shares of its common stock to the shareholders of Halozyme in exchange for 100% of their issued and outstanding common stock, options and warrants to purchase Halozyme's common stock.

      o A total of 4,296,362 shares of our outstanding common stock were redeemed by us from three shareholders in exchange for $42,303, or approximately $0.01 per share.

      o Our shareholders own approximately 10% of the issued and outstanding shares of Halozyme's common stock, based on 38,899,701 shares outstanding after the Merger.

The full text of the Merger Agreement may be found at Exhibit A to our definitive Schedule 14C Information Statement, as filed with the Securities and Exchange Commission on February 17, 2004.

OUR BUSINESS PRIOR TO THE MERGER. Our 2003 revenues have been derived from our yacht rentals and charters as well as management services, which include providing routine maintenance, repairs and electronics installation to our customers' yachts. Regular maintenance includes services such as exterior and interior cleaning, bottom cleaning, waxing, and zinc replacement.

OUR BUSINESS FOLLOWING THE MERGER.

GENERAL

Halozyme Therapeutics, Inc. ("We", "Halozyme" or the "Company") was founded on February 26, 1998. Halozyme is a product-focused biotechnology company dedicated to the development and commercialization of recombinant therapeutic enzymes and drug enhancement systems, based on intellectual property covering the family of human enzymes known as hyaluronidases. Our first products are human synthetic formulations of a hyaluronidase enzyme that replace current animal slaughterhouse-derived enzymes that carry high risks of animal pathogen contamination and immunogenicity. These products are based on a highly versatile enzyme technology that has a wide range of therapeutic applications, and will enable our company to help patients across multiple disease states.

TECHNOLOGY

Halozyme's technology is based on recombinant human PH20 (rHuPH20), a human synthetic hyaluronidase that degrades hyaluronic acid (HA), a space-filling "cement"-like substance that is a major component of tissues throughout the body, such as skin and cartilage. The PH20 enzyme is a naturally occurring enzyme that digests HA to break down the cement, thereby facilitating the penetration and diffusion of other drugs that are injected in the skin or in the muscle.

The successes of replacing animal product derived drugs with human recombinant biologics are well documented, as in the case of insulin, Pulmozyme and human growth hormone. Halozyme is executing this recombinant human enzyme replacement strategy by leveraging the safety and efficacy of its products to access key markets in multiple therapeutic areas, beginning with in-vitro fertilization
(IVF) and ophthalmology.

Halozyme's proprietary technology will both expand existing markets and create new ones. Gaps in existing hyaluronidase offerings create demand for our solution, and provide opportunities to capture market share. Despite the many potential therapeutic applications for hyaluronidase, there are many problems with existing and potential non-human product offerings, creating the need for alternative solutions.

      o Prion disease: All such commercial enzyme preparations are crude extracts from cattle testes and are typically less than 1-5% pure. Cattle testes are an organ with the highest concentration of hyaluronidase, but also with the highest levels of a protein implicated in the development of neurodegenerative disorders associated with prion disease, such as "Mad Cow Disease".

      o Immunogenicity: Hyaluronidases can also be found in bacteria, leeches, certain venoms, and marine organisms. Very few companies are pursuing clinical development of any of these enzymes. Regardless, all such preparations are non-human, and are therefore likely to elicit potent immune reactions, possess endotoxin, or have some of the same defects as slaughterhouse derivations.

STRATEGY

Halozyme is pursuing a recombinant human enzyme replacement strategy to pursue a number of attractive near-term market opportunities that can generate early cash flows that can then be leveraged into a number of attractive long-term market opportunities. Halozyme intends to leverage the early cash flows to develop the most promising long-term growth opportunities internally en route to building a company of lasting value.

PRODUCT DEVELOPMENT PROGRAMS

Halozyme has six product candidates targeting multiple indications in various stages of development. The following table summarizes the lead clinical product and pipeline candidates:

------------------------------------- ---------------------------------- ---------------------------------
 PRODUCT                              INDICATION                         DEVELOPMENT STATUS
------------------------------------- ---------------------------------- ---------------------------------
Cumulase(TM)                          In-vitro fertilization             Pre-510(k)
------------------------------------- ---------------------------------- ---------------------------------
Enhanze(TM)SC                         Spreading factor for anesthesia    Pre-NDA
------------------------------------- ---------------------------------- ---------------------------------
Chemophase(TM)                        Chemoadjuvant for solid tumors     Pre-clinical
------------------------------------- ---------------------------------- ---------------------------------
HTI-101                               Inflammation,                      Discovery
                                      lysosomal storage disorders
------------------------------------- ---------------------------------- ---------------------------------
HTI-201                               Inflammation,                      Discovery
                                      Oncology
------------------------------------- ---------------------------------- ---------------------------------
HTI-401                               Central nervous system trauma      Discovery
                                      and disorders, wound healing
------------------------------------- ---------------------------------- ---------------------------------

CUMULASE(TM)

Cumulase(TM) is an ex vivo formulation of rHuPH20 to replace the bovine enzyme currently used for the preparation of oocytes prior to IVF during the process of ICSI (intracytoplasmic sperm injection), in which the enzyme is an essential component. The U.S. Food and Drug Administration (FDA) considers hyaluronidase IVF products to be medical devices subject to 510K approval, presenting a unique opportunity to bring rHuPH20 technology to market in late 2004. The total Cumulase(TM) market consists of an estimated 500,000 intracytoplasmic sperm injection cycles worldwide in 2004.

ENHANZE(TM) SC

Enhanze(TM) SC is a low unit, fast-acting local formulation of rHuPH20 to replace Wydase(R), Wyeth's discontinued bovine enzyme previously used for over 50 years as a drug delivery agent to enhance dispersion of local anesthesia for ophthalmic surgery, particularly in cataract surgery. Halozyme plans to submit a New Drug Application (NDA) in the first quarter of 2005. The market consists of approximately 6.4 million local anesthesia procedures (or 45% of the 14.2 million total estimated cataract surgery procedures) worldwide in 2004. This NDA may facilitate approval for multiple additional indications, including other types of surgery requiring local anesthesia, such as cosmetic surgery.

Enhanze(TM) SC also facilitates the penetration and dispersion of other drugs by temporarily opening flow channels under the skin. Molecules as large as 200 nanometers may pass freely through the perforated extracellular matrix which recovers its normal density within 24 hours, leading to a drug delivery platform which does not permanently alter the architecture of the skin. Halozyme is actively seeking partnerships with multiple pharmaceutical companies that market drugs requiring injection via the subcutaneous or intramuscular routes that could benefit from this technology. Halozyme will use Enhanze(TM) SC to tap into the large and rapidly growing implantable/injectable segment of the advanced drug delivery technologies market, which is expected to exceed $7 billion in revenues by 2005 (as reported by Kalorama Information, 2002).

Local anesthesia and other small molecule drugs: A natural extension of Enhanze(TM) SC would be applying this technology, used as a spreading factor for local anesthetics around the eye, to other areas of the body. For example, lidocaine and bupivacaine are administered for most minor surgical operations requiring local anesthesia. This technology would not only speed up the anesthetic process, but may also enable clinicians to use lower volumes of anesthesia to effect adequate pain control.

Subcutaneous Fluid Replacement (SFR): Halozyme's Enhanze(TM) SC facilitates a procedure known as hypodermoclysis, which allows subcutaneous delivery of fluids up to 1 liter without the need for intravenous access. Importantly, fluid replacement in terminal patients may be achieved without the need for nursing assistance. This is an approved indication of Wydase(R). Over 1.1 million SFR infusions are performed per year with hospice patients alone. However, over 500 million infusion bags are utilized annually in the United States alone, many of which could potentially convert to SFR using Enhanze(TM) Technology, creating a significant potential market opportunity.

CHEMOPHASE(TM)

Enhanze(TM) Technology may also be utilized in a high unit, intravenous or local formulation to deliver chemotherapy to previously chemorefractory tumors in patients with brain, breast, head and neck, colon, lung, and other malignancies that accumulate hyaluronic acid. Bovine material has shown activity in clinical trials with pediatric brain tumors. Halozyme has a material transfer agreement with the research group that ran these trials. The market for cancer biologics, such as Herceptin for breast cancer and Rituxan for Non-Hodgkin's Lymphoma was approximately $8 billion in 2000, and is expected to grow to nearly $20 billion by 2005 (as reported by McKinsey in 2002). Cytostatic agents alone are expected to reach $4 billion in sales by 2004 (as reported by Lehman Brothers in 2001), and Halozyme intends to develop a drug in the next five years through co-administration prior to chemotherapeutic regimens for treatment of solid tumors.

HTI-101

Halozyme's HTI-101 discovery program is focused on the development of new clinical applications for Halozyme's second patented enzyme. Halozyme is leveraging its knowledge of this family of enzymes to develop new indications for HTI-101 in the fields of inflammation and lysosomal storage diseases.

HTI-201

Halozyme has a patented discovery program surrounding another enzyme for use in inflammation and oncology. Halozyme is leveraging its recombinant protein expression capacity to develop this technology.

HTI-401

HTI-401 is a fourth patented enzyme in Halozyme's portfolio that has unique substrate specificity. Halozyme is developing manufacturing systems for HTI-401 to explore its use in CNS trauma and wound healing.

COLLABORATIONS

Halozyme has collaborations underway using its recombinant hyaluronidase technology for gene therapy delivery, central nervous system trauma, and for solid tumor chemosensitization. These programs are collaborative research programs supplying recombinant enzyme with partners that have expertise in relevant pre-clinical models or have drugs that may benefit from Halozyme's Enhanze(TM) Technology programs.

Hyaluronidases also have many properties that enable them to be used as therapeutic agents. Halozyme is establishing corporate partners to pursue both near-term, recombinant human enzyme replacement as well as longer-term strategies to build a robust pipeline.

SALES AND MARKETING

CUMULASE(TM)

Halozyme's sales and marketing strategy in the IVF market will consist of a multi-channel approach that targets patients, clinicians, suppliers, and regulators. Halozyme will raise public awareness of the current risk of using animal-derived products in IVF applications among industry professionals and the general public through direct contact with target audiences, advertising in trade journals, presentations and booths at conferences and trade shows, mass mailings, Web initiatives, and brand-building efforts such as press releases and other public relations efforts. Direct contact could include communicating with key advocacy groups, meeting with FDA officials, and attending specialty conferences.

One of the highest impact target audiences will be the Society for Assisted Reproductive Technology (SART), which is the leading organization of professionals dedicated to the practice of assisted reproductive technologies in the United States. The organization includes over 370 members, which represents over 95% of the ART clinics in the nation. Halozyme will use efficacy and safety data to recruit key thought leaders and practitioners from this organization to help promote the use of Cumulase(TM) over existing preparations.

There are approximately eight known suppliers of IVF reagents and media, including micromanipulation media that contain hyaluronidase preparations. All of these suppliers sell animal-derived enzymes, and would benefit greatly from having the opportunity to supply clinics with a human recombinant hyaluronidase. Halozyme is seeking to establish non-exclusive distribution agreements with a subset of these suppliers to serve the worldwide marketplace.

ENHANZE(TM) SC

Halozyme is in various stages of discussions with potential sales and marketing partners that include large, diversified medical products and pharmaceutical companies, as well as focused global ophthalmics companies to help market and sell Enhanze(TM) SC.

COMPETITION

CUMULASE(TM)

A very strong clinical selling point for Cumulase(TM) is that it eliminates the risk of animal pathogens and toxicity inherent in slaughterhouse preparations. The competing enzymes are of animal origin, creating an opportunity for Halozyme to enter the market with a recombinant human enzyme replacement. The leading IVF suppliers are CooperSurgical, Irvine Scientific, MidAtlantic Diagnostics, and Cook Ob/Gyn (bovine products) in the US, and MediCult (ovine) and Vitrolife (bovine) outside the US.

ENHANZE(TM) SC

Some commercial pharmacies now compound hyaluronidase preparations for institutions and physicians. As no pharmacologic alternatives to hyaluronidase are available, some institutions have pursued this avenue. However, there are several concerns with using an extemporaneously compounded sterile product. Compounded preparations are not FDA-approved products. Some compounding pharmacies do not test every batch of product for drug concentration, sterility, and lack of pyrogens. The American Academy of Ophthalmology therefore recommends that compounded ophthalmic products be used within 30 days of preparation to minimize bacterial overgrowth and drug decomposition. Another manufacturer is developing ovine derived hyaluronidase for intraocular use (Vitrase(TM)), and is also being tested for peribulbar block.

PATENTS AND PROPRIETARY RIGHTS

Halozyme's intellectual property portfolio includes six recently issued and four pending composition of matter and utility patents encompassing all four of the clinically relevant human hyaluronidase enzymes. Halozyme's patent position surrounding recombinant human hyaluronidases and their methods of manufacture is a key barrier to entry. Patent protection from pending applications would extend the life of Halozyme's intellectual property estate through 2024.

DEVELOPMENT AND MANUFACTURING

Halozyme has signed an agreement with a contract manufacturing organization to produce bulk recombinant enzyme product for clinical use. Halozyme's contract manufacturer will produce the active pharmaceutical ingredient under cGMP's for commercial scale validation and will provide support for chemistry, manufacturing and controls sections for FDA regulatory filings. Halozyme has not established and may not be able to establish arrangements with additional manufacturers for these ingredients or products should the existing supplies become unavailable or in the event that its sole contract manufacturer is unable to adequately perform its responsibilities. Difficulties in Halozyme's relationship with its manufacturer or delays or interruptions in such manufacturer's supply of its requirements could limit or stop its ability to provide sufficient quantities of its products, on a timely basis, for clinical trials and, if Halozyme's products are approved, could limit or stop commercial sales, which would have a material adverse effect on its business and financial condition.

EMPLOYEES

At March 23, 2004, we employed 13 full-time employees. Nine of our employees are involved in research and clinical development activities. Four employees hold Ph.D. or M.D. degrees. We anticipate hiring five to ten additional employees by the end of 2004.

RISKS RELATED TO HALOZYME'S BUSINESS

IF HALOZYME DOES NOT RECEIVE AND MAINTAIN REGULATORY APPROVALS FOR ITS PRODUCT CANDIDATES, HALOZYME WILL NOT BE ABLE TO COMMERCIALIZE ITS PRODUCTS, WHICH WOULD SUBSTANTIALLY IMPAIR ITS ABILITY TO GENERATE REVENUES AND MATERIALLY HARM ITS BUSINESS AND FINANCIAL CONDITION.

None of Halozyme's product candidates have received regulatory approval from the FDA. Approval from the FDA is necessary to manufacture and market pharmaceutical products in the United States. Many other countries including major European countries and Japan have similar requirements.

The 510(k) and NDA processes are extensive, time-consuming and costly, and there is no guarantee that the FDA will approve 510(k)s or NDAs for any of Halozyme's product candidates, or that the timing of any such approval will be appropriate for its product launch schedule and other business priorities, which are subject to change.

Clinical testing of pharmaceutical products is also a long, expensive and uncertain process. Even if initial results of preclinical studies or clinical trial results are positive, Halozyme may obtain different results in later stages of drug development, including failure to show desired safety and efficacy.

The clinical trials of any of Halozyme's product candidates could be unsuccessful, which would prevent it from obtaining regulatory approval and commercializing the product. FDA approval can be delayed, limited or not granted for many reasons, including, among others:

      o FDA officials may not find a product candidate safe or effective to merit an approval;

      o FDA officials may not find that the data from preclinical testing and clinical trials justifies approval, or they may require additional studies that would make it commercially unattractive to continue pursuit of approval;

      o the FDA may not approve Halozyme's manufacturing processes or facilities, or the processes or facilities of its contract manufacturers or raw material suppliers;

      o     the FDA may change its approval policies or adopt new regulations;
            and

      o the FDA may approve a product candidate for indications that are narrow or under conditions that place its product at a competitive disadvantage, which may limit Halozyme's sales and marketing activities or otherwise adversely impact the commercial potential of a product.

If the FDA does not approve Halozyme's product candidates in a timely fashion on commercially viable terms or Halozyme terminates development of any of its product candidates due to difficulties or delays encountered in the regulatory approval process, it will have a material adverse impact on Halozyme's business. As a result, Halozyme will be dependent on the development of its other product candidates and/or its ability to successfully acquire other products and technologies.

In addition, Halozyme intends to market certain of its products, and perhaps have certain of its products manufactured, in foreign countries. The process of obtaining approvals in foreign countries is subject to delay and failure for similar regulatory reasons.

IF HALOZYME PRODUCT CANDIDATES ARE APPROVED BY THE FDA BUT DO NOT GAIN MARKET ACCEPTANCE, ITS BUSINESS WILL SUFFER BECAUSE HALOZYME MAY NOT BE ABLE TO FUND FUTURE OPERATIONS.

A number of factors may affect the market acceptance of any of Halozyme's existing products or any other products it develops or acquires in the future, including, among others:

      o the price of Halozyme's products relative to other therapies for the same or similar treatments;

      o the perception by patients, physicians and other members of the health care community of the effectiveness and safety of Halozyme's products for their prescribed treatments;

      o     Halozyme's ability to fund its sales and marketing efforts;

      o     the effectiveness of Halozyme's sales and marketing efforts; and

      o     the introduction of generic competitors.

In addition, Halozyme's ability to market and promote its products will be restricted to the labels approved by the FDA. If the approved labels are restrictive, Halozyme's sales and marketing efforts, as well as market acceptance and the commercial potential of its products may be negatively affected.

If Halozyme's products do not gain market acceptance, Halozyme may not be able to fund future operations, including the development or acquisition of new product candidates and/or its sales and marketing efforts for its approved products, which would cause its business to suffer.

IF HALOZYME IS UNABLE TO SUFFICIENTLY DEVELOP ITS SALES, MARKETING AND DISTRIBUTION CAPABILITIES OR ENTER INTO AGREEMENTS WITH THIRD PARTIES TO PERFORM THESE FUNCTIONS, HALOZYME WILL NOT BE ABLE TO COMMERCIALIZE PRODUCTS.

Halozyme is currently in the process of developing its sales, marketing and distribution capabilities. However, Halozyme's current capabilities in these areas are limited. In order to commercialize any products successfully, Halozyme must internally develop substantial sales, marketing and distribution capabilities, or establish collaborations or other arrangements with third parties to perform these services. Halozyme does not have extensive experience in these areas, and it may not be able to establish adequate in-house sales, marketing and distribution capabilities or engage and effectively manage relationships with third parties to perform any or all of such services. To the extent that Halozyme enters into co-promotion or other licensing arrangements, its product revenues are likely to be lower than if it directly marketed and sold its products, and any revenues it receives will depend upon the efforts of third parties, whose efforts may not be successful.

HALOZYME HAS NOT GENERATED ANY REVENUE FROM PRODUCT SALES TO DATE; IT HAS A HISTORY OF NET LOSSES AND NEGATIVE CASH FLOW, AND MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

Halozyme has not generated any revenue from product sales to date and may never generate revenues from product sales in the future. Even if Halozyme does achieve significant revenues from product sales, it expects to incur significant operating losses over the next several years. Halozyme has never been profitable, and may never become profitable. Halozyme may need to raise additional capital during the next twelve months, particularly if it does not obtain FDA approval for any of its products. If Halozyme engages in acquisitions of companies, products, or technology in order to execute its business strategy, it may need to raise additional capital. Halozyme may be required to raise additional capital in the future through collaborative agreements, private financings, and various other equity or debt financings. If Halozyme is required to raise additional capital in the future, there can be no assurance that the additional financing will be available on favorable terms, or at all.

IF HALOZYME HAS PROBLEMS WITH ITS SOLE CONTRACT MANUFACTURER, ITS PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS FOR ITS PRODUCT CANDIDATES COULD BE DELAYED OR STOPPED.

Halozyme has signed an agreement with a contract manufacturing organization to produce bulk recombinant enzyme product for clinical use. Halozyme's contract manufacturer will produce the active pharmaceutical ingredient under cGMP's for commercial scale validation and will provide support for chemistry, manufacturing and controls sections for FDA regulatory filings. Halozyme has not established and may not be able to establish arrangements with additional manufacturers for these ingredients or products should the existing supplies become unavailable or in the event that its sole contract manufacturer is unable to adequately perform its responsibilities. Difficulties in Halozyme's relationship with its manufacturer or delays or interruptions in such manufacturer's supply of its requirements could limit or stop its ability to provide sufficient quantities of its products, on a timely basis, for clinical trials and, if Halozyme's products are approved, could limit or stop commercial sales, which would have a material adverse effect on its business and financial condition.

HALOZYME'S INABILITY TO RETAIN KEY MANAGEMENT AND SCIENTIFIC PERSONNEL COULD NEGATIVELY AFFECT ITS BUSINESS.

Halozyme's success depends on the performance of key management and scientific employees with biotech experience. Given its small staff size and programs currently under development, Halozyme depends substantially on its ability to hire, train, retain and motivate high quality personnel, especially its scientists and management team in this field. If Halozyme were to lose one or more of its key scientists, then it would likely lose some portion of its institutional knowledge and technical know-how, potentially causing a substantial delay in one or more of its development programs until adequate replacement personnel could be hired and trained.

HALOZYME'S STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY.

The stock price may be subject to significant volatility. The following factors, in addition to other risks and uncertainties described in this section and elsewhere in this report, may cause the market price of Halozyme common stock to fall. Halozyme participates in a highly dynamic industry, which often results in significant volatility in the market price of common stock irrespective of company performance. Fluctuations in the price of common stock may be exacerbated by conditions in the healthcare and technology industry segments or conditions in the financial markets generally.

RECENT TRADING IN HALOZYME STOCK HAS BEEN LIMITED, SO INVESTORS MAY NOT BE ABLE TO SELL AS MUCH STOCK AS THEY WANT TO AT PREVAILING MARKET PRICES.

Global finalized its Merger with Halozyme on March 11, 2004. On March 12, 2004, Halozyme's common stock began trading. Since then, trading volume has been limited. If limited trading in Halozyme's stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

FUTURE SALES OF SHARES OF HALOZYME COMMON STOCK, INCLUDING SALES OF SHARES FOLLOWING THE REGISTRATION OF SHARES HALOZYME ISSUED IN ITS MOST RECENT FINANCING, MAY NEGATIVELY AFFECT HALOZYME'S STOCK PRICE.

As a result of Halozyme's recent private financing transaction, the private investors received approximately 18.4 million shares of common stock. The shares of common stock issued in connection with this financing transaction represented approximately 47% of Halozyme's common stock. In connection with the financing transaction, Halozyme also issued warrants to the private investors that are exercisable for the purchase of up to an aggregate of 10.4 million shares of common stock based upon a purchase price ranging from $0.77 to $1.75 per share. The exercise of these warrants could result in significant dilution to shareholders at the time of exercise.

Halozyme intends to file a registration statement on Form SB-2 with the Securities and Exchange Commission covering the shares issued to the private investors and shares issuable upon conversion of the warrants. In the future, Halozyme may issue additional options, warrants or other derivative securities convertible into Halozyme common stock.

Sales of substantial amounts of shares of Halozyme common stock, or even the potential for such sales, could lower the market price of Halozyme common stock and impair the company's ability to raise capital through the sale of equity securities.

RISKS RELATED TO HALOZYME'S INDUSTRY

COMPLIANCE WITH THE EXTENSIVE GOVERNMENT REGULATIONS TO WHICH HALOZYME IS SUBJECT IS EXPENSIVE AND TIME CONSUMING, AND MAY RESULT IN THE DELAY OR CANCELLATION OF PRODUCT SALES, INTRODUCTIONS OR MODIFICATIONS.

Extensive industry regulation has had, and will continue to have, a significant impact on Halozyme's business. All pharmaceutical companies, including Halozyme, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the FDA and to a lesser extent by the U.S. Drug Enforcement Administration ("DEA"), and foreign and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of products. Under certain of these regulations, Halozyme and its contract suppliers and manufacturers are subject to periodic inspection of its or their respective facilities, procedures and operations and/or the testing of products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that Halozyme and its contract suppliers and manufacturers are in compliance with all applicable regulations. The FDA also conducts pre-approval and post-approval reviews and plant inspections to determine whether Halozyme's systems, or its contract suppliers' and manufacturers' processes, are in compliance with cGMP and other FDA regulations.

In addition, the FDA imposes a number of complex regulatory requirements on entities that advertise and promote pharmaceuticals, including, but not limited to, standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities involving the Internet.

Halozyme is dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping its products. Consequently, there is always a risk that the FDA or other applicable governmental authorities will not approve Halozyme's products, or will take post-approval action limiting or revoking its ability to sell its products, or that the rate, timing and cost of such approvals will adversely affect its product introduction plans or results of operations.

HALOZYME'S SUPPLIERS AND SOLE MANUFACTURER ARE SUBJECT TO REGULATION BY THE FDA AND OTHER AGENCIES, AND IF THEY DO NOT MEET THEIR COMMITMENTS, HALOZYME WOULD HAVE TO FIND SUBSTITUTE SUPPLIERS OR MANUFACTURERS, WHICH COULD DELAY THE SUPPLY OF ITS PRODUCTS TO MARKET.

Regulatory requirements applicable to pharmaceutical products make the substitution of suppliers and manufacturers costly and time consuming. Halozyme has no internal manufacturing capabilities and is, and expects to be in the future, entirely dependent on contract manufacturers and suppliers for the manufacture of its products and for their active and other ingredients. The disqualification of these suppliers through their failure to comply with regulatory requirements could negatively impact Halozyme's business because the delays and costs in obtaining and qualifying alternate suppliers (if such alternative suppliers are available, which Halozyme cannot assure) could delay clinical trials or otherwise inhibit Halozyme's ability to bring approved products to market, which would have a material adverse affect on Halozyme's business and financial condition.

HALOZYME MAY BE REQUIRED TO INITIATE OR DEFEND AGAINST LEGAL PROCEEDINGS RELATED TO INTELLECTUAL PROPERTY RIGHTS, WHICH MAY RESULT IN SUBSTANTIAL EXPENSE, DELAY AND/OR CESSATION OF THE DEVELOPMENT AND COMMERCIALIZATION OF ITS PRODUCTS.

Halozyme relies on patents to protect its intellectual property rights. The strength of this protection, however, is uncertain. For example, it is not certain that:

      o Halozyme's patents and pending patent applications cover products and/or technology that it invented first;

      o Halozyme was the first to file patent applications for these inventions;

      o others will not independently develop similar or alternative technologies or duplicate Halozyme's technologies;

      o any of Halozyme's pending patent applications will result in issued patents; and

      o any of Halozyme's issued patents, or patent pending applications that result in issued patents, will be held valid and infringed in the event the patents are asserted against others.

Halozyme currently owns or licenses several U.S. and foreign patents and also has pending patent applications. There can be no assurance that Halozyme's existing patents, or any patents issued to it as a result of such applications, will provide a basis for commercially viable products, will provide Halozyme with any competitive advantages, or will not face third-party challenges or be the subject of further proceedings limiting their scope or enforceability.

Halozyme may become involved in interference proceedings in the U.S. Patent and Trademark Office to determine the priority of Halozyme's inventions. In addition, costly litigation could be necessary to protect Halozyme's patent position. Halozyme also relies on trademarks to protect the names of its products. These trademarks may be challenged by others. If Halozyme enforces its trademarks against third parties, such enforcement proceedings may be expensive. Halozyme also relies on trade secrets, unpatented proprietary know-how and continuing technological innovation that it seeks to protect with confidentiality agreements with employees, consultants and others with whom Halozyme discusses its business. Disputes may arise concerning the ownership of intellectual property or the applicability or enforceability of these agreements, and Halozyme might not be able to resolve these disputes in its favor.

In addition to protecting Halozyme's own intellectual property rights, third parties may assert patent, trademark or copyright infringement or other intellectual property claims against Halozyme based on what they believe are their own intellectual property rights. Halozyme may be required to pay substantial damages, including but not limited to treble damages, for past infringement if it is ultimately determined that its products infringe a third party's intellectual property rights. Even if infringement claims against Halozyme are without merit, defending a lawsuit takes significant time, may be expensive and may divert management's attention from other business concerns. Further, Halozyme may be stopped from developing, manufacturing or selling its products until it obtains a license from the owner of the relevant technology or other intellectual property rights. If such a license is available at all, it may require Halozyme to pay substantial royalties or other fees.

IF THIRD-PARTY REIMBURSEMENT IS NOT AVAILABLE, HALOZYME'S PRODUCTS MAY NOT BE ACCEPTED IN THE MARKET.

Halozyme's ability to earn sufficient returns on its products will depend in part on the extent to which reimbursement for its products and related treatments will be available from government health administration authorities, private health insurers, managed care organizations and other healthcare providers.

Third-party payers are increasingly attempting to limit both the coverage and the level of reimbursement of new drug products to contain costs. Consequently, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. If Halozyme succeeds in bringing one or more of its product candidates to market, third-party payers may not establish adequate levels of reimbursement for its products, which could limit their market acceptance and result in a material adverse effect on Halozyme's financial condition.

HALOZYME FACES INTENSE COMPETITION AND RAPID TECHNOLOGICAL CHANGE THAT COULD RESULT IN THE DEVELOPMENT OF PRODUCTS BY OTHERS THAT ARE SUPERIOR TO THE PRODUCTS HALOZYME IS DEVELOPING.

Halozyme has numerous competitors in the United States and abroad, including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that may be developing competing products. Such competitors may include Sigma-Aldrich Corporation, ISTA Pharmaceuticals, and Allergan, among others. These competitors may develop technologies and products that are more effective or less costly than Halozyme's current or future product candidates or that could render its technologies and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than Halozyme does. In addition, many of Halozyme's competitors have significantly greater experience than Halozyme does in undertaking preclinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare.

HALOZYME IS EXPOSED TO PRODUCT LIABILITY CLAIMS, AND INSURANCE AGAINST THESE CLAIMS MAY NOT BE AVAILABLE TO IT ON REASONABLE TERMS OR AT ALL.

Halozyme might incur substantial liability in connection with clinical trials or the sale of its products. Product liability insurance is expensive and in the future may not be available on commercially acceptable terms, or at all. A successful claim or claims brought against Halozyme in excess of its insurance coverage could materially harm its business and financial condition.

ITEM 2. DESCRIPTION OF PROPERTY.

FACILITIES

Our administrative offices and research facilities are located in San Diego, California. We lease approximately 5,700 square feet of office space for approximately $11,500 per month. The lease term expires on June 30, 2005. We believe the space is adequate for our immediate needs. Additional space may be required as we expand our research and development activities. We do not foresee any significant difficulties in obtaining any required additional facilities.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, Halozyme may be involved in litigation relating to claims arising out of its operations in the normal course of business. Halozyme currently is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on its results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

On February 17, 2004, Global filed a Schedule 14C Information Statement, advising shareholders of the planned Merger. Global's Board, by its unanimous written consent, adopted resolutions approving the Merger and the filing of the Certificate of Merger to consummate the transaction. By action of written consent, dated January 28, 2004, Mitch Keeler, Global's President, director and majority shareholder, who owns 4,275,000 shares, or 52.2% of the issued and outstanding shares of Global's common stock, approved the Merger and the filing of the Certificate of Merger with the Nevada Secretary of State and the Articles of Merger with the California Secretary of State.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

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

PRICES OF COMMON STOCK. We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the NASDAQ Stock Market, and prices for our common stock are published on the OTC Bulletin Board. After the Merger, we applied for a new ticker symbol and now our stock trades under the trading symbol "HZYM". As of March 23, 2004, the closing price of our common stock was $4.35. As of March 23, 2004, we had approximately 39,421,906 shares issued and outstanding.

At December 31, 2003, Global was authorized to issue 50,000,000 shares of $.001 par value common stock, each share of common stock having equal rights and preferences, including voting privileges. As of December 31, 2003, 8,196,362 shares of Global's common stock were issued and outstanding. On March 10, 2004 Global redeemed 4,296,362 shares in connection with Global's Merger with Halozyme. On March 11, 2004 Global amended its articles of incorporation, increasing the authorized common shares to 100,000,000 and authorizing 20,000,000 shares of preferred stock. Also on March 11, 2004, Global issued 34,999,701 shares in connection with its Merger with Halozyme.

DIVIDEND POLICY. There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors. We do not intend to pay any cash dividends on our common stock in the future.

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

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock may be subject to the penny stock rules.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

LIQUIDITY AND CAPITAL RESOURCES. Global had cash and total assets of $47,517 as at December 31, 2003. As discussed in Item 1 above, Global consummated its merger with Halozyme on March 11, 2004. On that date, Halozyme had cash and cash equivalents of approximately $7.6 million. We believe that Halozyme's current available cash is sufficient to fund operations for the balance of 2004.

Global's current liabilities were $37,453 as at December 31, 2003, and were represented by accounts payable and accrued expenses. Global had no other liabilities and no long term commitments or contingencies as at December 31, 2003.

GLOBAL'S RESULTS OF OPERATIONS.

REVENUE. For the year ended December 31, 2003, Global realized revenues of $25,705 compared to $87,769 for the year ended December 31, 2002. Cost of revenues for the year ended December 31, 2003 was $27,003 compared to $74,674 for the year ended December 31, 2002. Gross profit for the year ended December 31, 2003 was negative $1,298, compared to $13,095 for the year ended December 31, 2002. Because Global decreased the scope and volume of its operations and was preparing for its Merger with Halozyme, Global had lower revenues, costs of revenues and gross profit for the year ended December 31, 2003 compared to the year ended December 31, 2002.

OPERATING EXPENSES. For the year ended December 31, 2003, Global had total operating expenses of $77,793 compared to $78,358 for the year ended December 31, 2002. For the year ended December 31, 2003, the majority of those expenses were represented by legal and professional fees of $59,860 as Global incurred significant legal expenses to prepare for the merger with Halozyme. For the year ended December 31, 2003, net loss was $79,091 compared to $65,263 for the year ended December 31, 2002.

HALOZYME'S RESULTS OF OPERATIONS.

REVENUE. Halozyme has generated no revenues since its inception on February 26, 1998.

OPERATING EXPENSES. For the year ended December 31, 2003, Halozyme had total operating expenses of $1.7 million compared to $1.2 million for the year ended December 31, 2002, an increase of approximately $0.5 million. The majority of this increase was due to an increase in research and development expenses in 2003. For the year ended December 31, 2003, other expenses increased $0.4 million compared to the year ended December 31, 2002. This increase was primarily due to interest expense on notes payable and interest expense due to the beneficial conversion feature of shares issued in 2003. For the year ended December 31, 2003, net loss was $2.1 million compared to $1.1 million for the year ended December 31, 2003.

HALOZYME'S PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. As discussed in Item 1, Global merged with Halozyme on March 11, 2004. The old business of Global has ceased to operate. Global's board and management have resigned and Halozyme's board and management have assumed operational control of the new entity. In management's opinion, to achieve our business plan in the next twelve months, Halozyme will strive to attain the following milestones:

Halozyme plans to secure non-exclusive distribution agreements for our Cumulase(TM) product to serve the worldwide marketplace. Halozyme plans on filing a 510 (k) application in the fourth quarter of this year. If the company receives FDA clearance, the company could launch this product by the end of 2004.

Halozyme is currently in discussions with sales and marketing partners for its Enhanze(TM) SC product. Halozyme plans on filing an NDA in the first quarter of 2005 for this product. Currently, Halozyme envisions that such a partnership may allow the company to retain all the intellectual property, clinical development and manufacturing rights, while the partner would contribute sales and marketing efforts to sell the product in selected markets.

As discussed in Item 1, on March 11, 2004 Global Yacht Services, Inc. merged with DeliaTroph Pharmaceuticals, Inc., dba Halozyme Therapeutics, Inc. Also on March 11, 2004, Global Yacht Services, Inc. changed its name to Halozyme Therapeutics, Inc. The old business of Global Yacht Services has ceased to operate and we have adopted the business plan of Halozyme Therapeutics, Inc. On the Merger date, DeliaTroph Pharmaceuticals, Inc. had approximately $7.6 million in cash and cash equivalents.

After giving effect to the Merger, substantial additional capital will be required to implement Halozyme's business plan. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to Halozyme or at all. If adequate funds are not available or are not available on acceptable terms, Halozyme may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could harm its business, results of operations and financial condition.

OFF-BALANCE SHEET ARRANGEMENTS. We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS.


                           HALOZYME THERAPEUTICS, INC.
                     (Formerly GLOBAL YACHT SERVICES, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

                                    CONTENTS


                                                                         PAGE

Consolidated Financial Statements

    Independent Auditor's Report                                          F-1

    Consolidated Balance Sheet                                            F-2

    Consolidated Statements of Operations                                 F-3

    Consolidated Statements of Changes in Stockholders' Equity            F-4

    Consolidated Statements of Cash Flows                                 F-5

    Notes to Consolidated Financial Statements                          F-6 F-11

The Board of Directors and Shareholders
Halozyme Therapeutics, Inc. (Formerly Global Yacht Services, Inc.)

We have audited the accompanying balance sheet of Halozyme Therapeutics, Inc. (Formerly Global Yacht Services, Inc.), a Nevada corporation, as of December 31, 2003, and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Halozyme Therapeutics, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.


                                             CACCIAMATTA ACCOUNTANCY CORPORATION


Irvine, CA
March 23, 2004

HALOZYME THERAPEUTICS, INC. (FORMERLY GLOBAL YACHT SERVICES, INC.)
CONSOLIDATED BALANCE SHEET
YEAR ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------

                                                                         2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                             $  47,517
                                                                      ---------
      Total Current Assets                                               47,517
                                                                      ---------

      Total Assets                                                    $  47,517
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                      $  32,701
Accrued expenses                                                          4,752
                                                                      ---------
      Total Current Liabilities                                          37,453
                                                                      ---------

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value;
      Authorized shares -- 50,000,000
      Issued and outstanding shares -- 8,196,362                          8,196
Additional paid-in-capital                                              185,874
Accumulated deficit                                                    (184,006)
                                                                      ---------
      Total Stockholders' Equity                                         10,064
                                                                      ---------

      Total Liabilities and Stockholders' Equity                      $  47,517
                                                                      =========


   The accompanying notes are an integral part of these financial statements.

HALOZYME THERAPEUTICS, INC. (FORMERLY GLOBAL YACHT SERVICES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

                                                       2003             2002

REVENUES                                           $    25,705      $    87,769

COST OF REVENUES                                        27,003           74,674
                                                   -----------      -----------

GROSS PROFIT (LOSS)                                     (1,298)          13,095

GENERAL AND ADMINISTRATIVE EXPENSES                     77,793           78,358
                                                   -----------      -----------

NET LOSS                                           $   (79,091)     $   (65,263)
                                                   ===========      ===========

Net loss per share, basic and diluted              $     (0.01)     $     (0.01)
                                                   ===========      ===========

Shares used in computing net loss per share,
       basic and diluted                             8,196,362        7,230,307
                                                   ===========      ===========


   The accompanying notes are an integral part of these financial statements.

HALOZYME THERAPEUTICS, INC. (FORMERLY GLOBAL YACHT SERVICES, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------
(All share information reflects post-split amounts)

                                                                                                                TOTAL
                                                       COMMON STOCK            PAID-IN       ACCUMULATED    SHAREHOLDERS'
                                                   SHARES        AMOUNT        CAPITAL         DEFICIT         EQUITY
                                                  -----------------------     ---------       ---------       ---------
BALANCE, DECEMBER 31, 2001                        5,483,874     $   5,484     $  57,006       $ (39,652)      $  22,838

Issuance of common stock for cash, May 10, 2002   2,712,488         2,712       124,188              --         126,900
Cost of occupancy contributed by officer                 --            --         2,340              --           2,340
Net loss                                                 --            --            --         (65,263)        (65,263)
                                                  -----------------------     ---------       ---------       ---------

BALANCE, DECEMBER 31, 2002                        8,196,362     $   8,196     $ 183,534       $(104,915)      $  86,815

Cost of occupancy contributed by officer                 --            --         2,340              --           2,340
Net loss                                                 --            --            --         (79,091)        (79,091)
                                                  -----------------------     ---------       ---------       ---------

BALANCE, DECEMBER 31, 2003                        8,196,362     $   8,196     $ 185,874       $(184,006)      $  10,064
                                                  =======================     =========       =========       =========

   The accompanying notes are an integral part of these financial statements.

HALOZYME THERAPEUTICS, INC. (FORMERLY GLOBAL YACHT SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                                  2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                        $ (79,091)     $ (65,263)
Adjustments to reconcile net loss to net cash used in operating activities:
     Occupancy costs contributed by officer                                         2,340          2,340
     Changes in operating assets and liabilities:
        Accounts payable and accrued expenses                                      27,019          7,145
                                                                                ---------      ---------
        Net cash used by operating activities                                     (49,732)       (55,778)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                                 --        126,900
                                                                                ---------      ---------
        Net cash provided by financing activities                                      --        126,900

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (49,732)        71,122

CASH AND CASH EQUIVALENTS, beginning of period                                     97,249         26,127
                                                                                ---------      ---------

CASH AND CASH EQUIVALENTS, end of period                                        $  47,517      $  97,249
                                                                                =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for income taxes                                                 $      --      $      --
                                                                                =========      =========
     Interest paid                                                              $      --      $      --
                                                                                =========      =========

   The accompanying notes are an integral part of these financial statements.

HALOZYME THERAPEUTICS, INC.
(FORMERLY GLOBAL YACHT SERVICES, INC.)

NOTES TO CONSOLIDATED DECEMBER 31, 2003 FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    SUBSEQUENT EVENT - CHANGE IN CONTROL OF REGISTRANT

Effective March 11, 2004, pursuant to the Agreement and Plan of Merger (the "Merger Agreement"), dated January 28, 2004, among privately held DeliaTroph Pharmaceuticals, Inc. dba Hyalozyme Therapeutics, Inc. ("Halozyme"), Global Yacht Services, Inc., ("Global") a publicly traded Nevada corporation and Hyalozyme Acquisition Corporation ("Merger Sub"), a wholly owned subsidiary of Global, the Merger Sub merged with and into Halozyme, with Halozyme the survivor for accounting purposes.

Although Global acquired Halozyme as a result of the Merger, the shareholders of Halozyme hold a majority of the voting interest in the combined enterprise. Additionally, the Merger resulted in Halozyme's management and Board of Directors assuming operational control of Global.

The following lists a summary of the structure of the Merger and matters completed in connection therewith:

      o On January 28, 2004, pursuant to an investment round completed simultaneously with the signing of the Merger Agreement, Halozyme raised equity capital of approximately $8.1 million.

      o The shareholders of Global amended and restated Global's Articles of Incorporation to change Global's corporate name to Halozyme Therapeutics, Inc., increased the authorized number of shares of common stock to 100 million, and authorized 20 million shares of preferred stock.

      o Global issued 34,999,701 shares of its restricted common stock, 6,886,807 options and 11,758,460 warrants to purchase shares of its common stock to the shareholders of Halozyme in exchange for 100% of their issued and outstanding common stock, options and warrants to purchase Halozyme's common stock.

      o A total of 4,296,362 shares of Global's outstanding common stock were redeemed by Global from three shareholders in exchange for $42,303, or approximately $0.01 per share.

      o Global's shareholders own approximately 10% of the issued and outstanding shares of Halozyme's common stock, based on 38,899,701 shares outstanding after the Merger.

The full text of the Merger Agreement may be found at Exhibit A to Global Yacht's definitive Schedule 14C Information Statement, as filed with the Securities and Exchange Commission on February 17, 2004.

The following pro forma financial data for 2003 is presented to illustrate the estimated effects of the acquisition as if the transaction had occurred at the beginning of 2003.

GLOBAL YACHT SERVICES, INC.
AND HALOZYME THERAPEUTICS, INC.
UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003
--------------------------------------------------------------------------------

                                                         HALOZYME           GLOBAL        ADJUSTMENTS       COMBINED

                                                            2003             2003             2003            2003
                                                        -----------      -----------      -----------      -----------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                               $   503,580      $    47,517      $   (47,517)     $   503,580
                                                        -----------      -----------      -----------      -----------
         Total Current Assets                               503,580           47,517          (47,517)         503,580

PROPERTY AND EQUIPMENT - Net                                130,904               --               --          130,904

OTHER ASSETS                                                 12,763               --               --           12,763
                                                        -----------      -----------      -----------      -----------

         Total Assets                                   $   647,247      $    47,517      $   (47,517)     $   647,247
                                                        ===========      ===========      ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                        $   223,278      $    32,701      $    67,299      $   323,278
Accrued expenses                                             50,162            4,752           (4,752)          50,162
                                                        -----------      -----------      -----------      -----------
         Total Current Liabilities                          273,440           37,453           62,547          373,440

COMMITMENTS AND CONTINGENCIES                                    --               --               --               --

SHAREHOLDERS' EQUITY:
Series C convertible preferred stock                      1,004,486               --               --        1,004,486
Common stock                                              3,349,826            8,196       (3,342,069)          15,953
Additional paid-in-capital                                       --          185,874        3,147,999        3,333,873
Accumulated deficit                                              --         (184,006)         184,006               --
Deficits accumulated during the development stage        (3,980,505)              --         (100,000)      (4,080,505)
                                                        -----------      -----------      -----------      -----------

         Total Shareholders' Equity                         373,807           10,064         (110,064)         273,807
                                                        -----------      -----------      -----------      -----------

         Total Liabilities and Shareholders' Equity     $   647,247      $    47,517      $   (47,517)     $   647,247
                                                        ===========      ===========      ===========      ===========

GLOBAL YACHT SERVICES, INC.
AND HALOZYME THERAPEUTICS, INC.
UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENTS
YEAR ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------

                                                   HALOZYME         GLOBAL         ADJUSTMENTS       COMBINED

                                                     2003            2003              2003             2003
                                                 -----------      -----------      -----------      -----------
REVENUES                                         $        --      $    25,705      $   (25,705)     $        --

COST OF REVENUES                                          --           27,003          (27,003)              --
                                                 -----------      -----------      -----------      -----------

GROSS PROFIT (LOSS)                                       --           (1,298)           1,298               --

EXPENSES:
Research and development                           1,145,420               --               --        1,145,420
General and administrative                           577,252           77,793           22,207          677,252
                                                 -----------      -----------      -----------      -----------
OPERATING LOSS                                    (1,722,672)         (79,091)         (20,909)      (1,822,672)

Other income (expense)
         Interest expense                           (394,439)              --               --         (394,439)
         Other, net                                    2,086               --               --            2,086
                                                 -----------      -----------      -----------      -----------

         Other income (expense)                     (392,353)              --               --         (392,353)

LOSS BEFORE INCOME TAX                            (2,115,025)         (79,091)         (20,909)      (2,215,025)

Income tax expense                                        --               --               --               --
                                                 -----------      -----------      -----------      -----------

NET LOSS                                         $(2,115,025)     $   (79,091)     $   (20,909)      (2,215,025)
                                                 ===========      ===========      ===========      ===========


Net loss per share, basic and diluted            $     (0.31)     $     (0.01)                      $     (0.32)
                                                 ===========      ===========                       ===========

Shares used in computing net loss per share,
         Basic and diluted                         6,826,109        8,196,362                         6,826,109
                                                 ===========      ===========                       ===========

2.    BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Global Yacht Services, Inc., incorporated in Nevada on February 21, 2001, and its majority owned subsidiary Global Yacht Services, Ltd. (collectively, "Global"). Global provided chartering, delivery, maintenance and consulting services to luxury yacht owners and manufacturers. All significant inter company accounts and transactions have been eliminated.

CASH EQUIVALENTS - For purposes of the balance sheet and statement of cash flows, Global considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount of Global's financial instruments, which includes cash and accounts payable and accrued expenses, approximate their fair value due to the short period to maturity of these instruments.

RECOGNITION OF REVENUE - Global records revenues on its services when they are complete, fee is fixed and determinable, and collectibility is reasonably assured. Cost of goods sold consists of fuel, docking fees, supplies and cost of services and related expenses of personnel used.

ADVERTISING COSTS - Global expenses all advertising costs as incurred.

INCOME TAXES - Global recognized deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Global provided a 100% valuation allowance for its deferred tax assets.

LOSS PER COMMON SHARE - Global has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128). SFAS 128 requires the reporting of basic and diluted earnings/loss per share. Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the period.

COMPREHENSIVE LOSS - Global applies Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. Global had no other components of comprehensive income or loss other than the net loss as reported on the consolidated statement of operations.

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

RECLASSIFICATIONS - Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS - In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 91, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. This statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions are generally to be applied prospectively. The Company adopted the provisions of this statement effective January 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on the Company's financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("ETIF") Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for an exit cost, as defined in ETIF Issue 94-3, be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57 and 107, and rescission of FIN 34, Disclosure of Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic companies. For nonpublic companies, mandatory redeemable financial instruments are subject to the provisions of this statement for the first fiscal period beginning after December 15, 2003. The Company does not believe that the adoption of this statement will have a significant impact on its financial statements.

3.    COMMON STOCK

On November 24, 2003 Global's Board of Directors approved a 4.275 for 1 stock split of Global's issued and outstanding common stock. The forward split, which became effective December 5, 2003, was effectuated to facilitate the Merger (see note 1). All references to Global's common shares in the accompanying financial statements reflect this stock split.

On May 10, 2002, Global issued 2,712,488 shares of its common stock at $0.0468 per share pursuant to the prospectus filed with its registration statement on Form SB-2, for net proceeds of $126,900.

4.    INCOME TAXES

At December 31, 2003, Global had available for federal income tax purposes a net operating loss carryforward of approximately $184,000, expiring at various dates through 2023 and deferred tax assets of approximately $42,000 which was fully offset by a valuation allowance.

5.    RELATED PARTY TRANSACTIONS

Global occupies office space provided by its officer. Accordingly, occupancy costs have been allocated to Global based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are reported as contributions of capital by the officer.

                                  * * * * * * *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 12, 2004, our Board of Directors voted to replace our independent accountant, Hall & Company, certified public accountants ("Hall"). We retained the accounting firm of Cacciamatta Accountancy Corporation ("Cacciamatta") on March 12, 2004, to make an examination of our financial statements for the 2003 fiscal year. We authorized Hall to respond fully to any inquiries from Cacciamatta and to make Hall's work papers available to Cacciamatta.

ITEM 8A. CONTROLS AND PROCEDURES.

As of the end of period covered by this Annual Report on Form 10-KSB, the Company carried out an evaluation, under the supervision of and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective (i) to ensure that material information relating to the Company is communicated to them on a timely basis, and (ii) to accomplish the purposes for which they were designed. There were no material changes made in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

GLOBAL'S EXECUTIVE OFFICERS AND DIRECTORS.

Until the effective date of the Merger with Halozyme, our directors and principal executive officers were:

=========================== =============== ====================================
NAME                             AGE        POSITION
--------------------------- --------------- ------------------------------------
Mitch Keeler                      45        President and Director
--------------------------- --------------- ------------------------------------
Melissa Day                       34        Secretary, Treasurer, Director
=========================== =============== ====================================

MITCH KEELER. Mr. Keeler was president and one of our directors since Global's inception. Mr. Keeler has been a licensed yacht captain for the past twenty years. He has a 100 Ton Master license, and is qualified for motor and sail operations and commercial assistance towing. From 1997 to the present, Mr. Keeler has been the owner and operator of Tlaquepaque Yacht Charters, managing the crew and performing routine maintenance on a cruising route between Baja California, Mexico to Santa Barbara, CA. Tlaquepaque Yacht Charters' current operations include the rental of Mr. Keeler's yacht, Tlaquepaque, to other yacht charter service companies. Also from 1997 to the present, he has served as a tugboat captain for West Coast Tugs, where he moves various vessels and barges, works closely with pilots, and trains the crew. Mr. Keeler has not been a director of any other reporting company.

MELISSA DAY. Ms. Day has been our secretary and treasurer since our inception and was appointed one of our directors in August 2001. Ms. Day was our principal financial and accounting officer responsible for all of our financial reporting and record keeping. Ms. Day has experience in the charter industry and has experience in advertising, web site design, graphic art and marketing. Ms. Day is a Microsoft Certified Professional in Windows NT, and has experience in network administration, design and installation. From 1999 to 2000, Ms. Day was a technical marketing director for Technology Answers, and in 1999 a Marketing Director of Information Systems for CFS Management. She has a Bachelor of Science degree in business administration from the University of Southern California, with an emphasis in marketing and entrepreneurship. Ms. Day is not an officer or director of any other reporting company.

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

Following the Merger, our Company elected the following officers and directors:

JONATHAN E. LIM, MD, (32) President & Chief Executive Officer and Director. Dr. Lim joined Halozyme in 2003. From 2001 to 2003, Dr. Lim was a management consultant at McKinsey & Company, where he specialized in the health care industry, serving a wide range of start-ups to Fortune 500 companies in the biopharmaceutical, medical products, and payor/provider segments. From 1999 to 2001, Dr. Lim was a recipient of a National Institutes of Health Postdoctoral Fellowship, during which time he conducted clinical outcomes research at Harvard Medical School. He has published articles in leading peer-reviewed medical journals such as the Annals of Surgery and the Journal of Refractive Surgery. Dr. Lim's prior experience also includes two years of clinical training in general surgery at the New York Hospital-Cornell Medical Center and Memorial Sloan-Kettering Cancer Center; Founder and President of a seed-stage health care company; Founding Editor-in-Chief of the McGill Journal of Medicine; and basic science and clinical research at the Salk Institute for Biological Studies and Massachusetts Eye and Ear Infirmary. Dr. Lim is currently a member of the strategic planning committee of the American Medical Association. He earned his BS with honors and MS degrees in molecular biology from Stanford University, his MD degree from McGill University, and his MPH degree in health care management from Harvard University.

GREGORY I. FROST, PHD, (32) Vice President & Chief Scientific Officer and Director. Dr. Frost joined Halozyme in 1999 and has spent more than ten years researching the hyaluronidase family of enzymes. From 1998 to 1999, he was a Senior Research Scientist at the Sidney Kimmel Cancer Center (SKCC), where he focused much of his work developing the hyaluronidase technology. Prior to SKCC, his research in the Department of Pathology at the University of California, San Francisco, led directly to the purification, cloning, and characterization of the human hyaluronidase gene family, and the discovery of several metabolic disorders. He has authored over 13 scientific peer-reviewed and invited articles in the Hyaluronidase field and is an inventor on numerous patents. Dr. Frost's prior experience includes serving as a scientific consultant to a number of biopharmaceutical companies, including Q-Med (SE), Biophausia AB (SE), and Active Biotech (SE). Dr. Frost is registered to practice before the US Patent Trademark Office, and earned his BA in biochemistry and molecular biology from the University of California, Santa Cruz, and his PhD in the department of Pathology at the University of California, San Francisco, where he was an ARCS-Scholar.

DAVID A. RAMSAY, MBA, (39) Vice President & Chief Financial Officer. Mr. Ramsay joined Halozyme in 2003 and brings 17 years of corporate financial experience spanning several industries. From 2000 to 2003, he was Vice President, Chief Financial Officer of Lathian Systems, a leading provider of technology-based sales solutions for the life sciences industry. Prior to Lathian, Mr. Ramsay was the Vice President, Treasurer of ICN Pharmaceuticals, a multinational, specialty pharmaceutical company with approximately $800 million in revenue and a market capitalization of $3 billion at the time. Mr. Ramsay joined ICN in 1998 from ARCO, where he spent four years in various financial roles, most recently serving as Manager of Financial Planning & Analysis for the company's 1,700-station West Coast Retail Marketing Network. Prior to ARCO, he served as Vice President, Controller for Security Pacific Asian Bank, a $500 million subsidiary of Security Pacific Corporation. He began his career as a Senior Auditor (CPA) at Deloitte & Touche after graduating from the University of California, Berkeley with a BS degree in Business Administration. Mr. Ramsay earned his MBA degree with a dual major in Finance and Strategic Management from The Wharton School at the University of Pennsylvania.

DON A. KENNARD, (57) Vice President of Regulatory Affairs & Quality Assurance. Mr. Kennard joined Halozyme in 2004 and brings nearly 30 years of professional senior management experience in the fields of regulatory affairs (RA), clinical programs, and quality assurance (QA). He has worked directly with the U.S. Food and Drug Administration (FDA), as well as regulatory authorities of various foreign ministries of health, to secure registration, authorize commercialization, and successfully implement quality programs, for a broad range and extensive number of product approvals across pharmaceuticals, biologics, medical devices, and diagnostics. Prior to Halozyme, Mr. Kennard was Vice President of Worldwide RA/QA at Quidel, Inc., an $80 million manufacturer of diagnostic products, where he led the RA/QA and Clinical functions to increase product approvals by 40% and increase sales volume by 22%, while also establishing a Quality System CE marking program that enabled Quidel to expand and sustain sales in the EU. From 1991 to 2001, he was Vice President of RA/QA/R&D for Nobel Biocare, Inc. and Steri-Oss (acquired by Nobel Biocare), where he directed all regulatory affairs, quality assurance, clinical trials, and R&D activities. From 1981 to 1991, Mr. Kennard was Director of RA/QA at Allergan, Inc., where he directed RA/QA/QC in the development and manufacture of prescription and OTC ophthalmic and dermatological drugs, injectable drugs, biotechnology products (e.g., Botox), and ophthalmic products (e.g., contact lens, intraocular lens). Prior to Allergan, he was Director of Quality Control at B. Braun. Mr. Kennard holds a BS degree in Microbiology and a Regulatory Affairs Certificate.

CAROLYN M. RYNARD, PHD, (48) Vice President of Product Development & Manufacturing. Dr. Rynard joined Halozyme in 2003. Dr. Rynard's career in drug development spans 20 years in the pharmaceutical and biotech industries. Her broad experience includes project management, formulation, manufacturing, clinical supplies, validation, medical devices, and drug delivery systems. From 2001 to 2003, Dr. Rynard was Vice President of Product Development at Medinox, Inc., where she was directly responsible for Medinox's Chemistry, Manufacturing, and Controls (CM&C), formulation, analytical methods, and specification development. From 1994 to 2001, she worked for Amylin Pharmaceuticals, Inc., a San Diego, California-based pharmaceutical company where she held various positions of increasing responsibility, serving most recently as Senior Director of Product Development. At Amylin, Dr. Rynard managed seven functional areas and wrote CMC sections for US NDA and INDs; European MAA and CTX regulatory filings; as well as device 510(k) and CE mark technical files. Prior to joining Amylin, Dr. Rynard held various R&D positions at Baxter Healthcare and at Du Pont. Dr. Rynard earned her BSc degree in Chemistry and Biochemistry from the University of Toronto, and her PhD in Physical and Organic Chemistry from Stanford University.

MARK S. WILSON, MBA, (43) Vice President of Business Development. Mr. Wilson joined Halozyme in 2003 and has spent more than 15 years in the biotechnology/pharmaceutical industry, having most recently served as Founder and CEO of Biophysica Science, Inc. and Director of Strategic External Alliance Management at Pfizer Global R&D - La Jolla from 2001 to 2003. From 1996 to 2001, Mr. Wilson was Associate Director of Materials at Agouron Pharmaceuticals, Inc., where he identified and negotiated international supply agreements in excess of $120 million annually and served as Materials Manager for the launch of Viracept(R). From 1991 to 1996, Mr. Wilson was an Associate Director at Gensia Laboratories, Ltd., where he directed a wide range of business operations. Prior experience also includes various management and operational roles at Hybritech, Ferro Corporation, and TRW, Inc. Mr. Wilson earned his BS degree in engineering from the University of California, Berkeley, and his MBA degree at the Anderson Graduate School of Management at the University of California, Los Angeles.

LOUIS H. BOOKBINDER, PHD, (46) Director of Biochemistry. Dr. Bookbinder joined Halozyme in 2002. Dr. Bookbinder has extensive experience in the biotechnology industry, serving as a Consulting Research Scientist to a number of companies, including Molecular Diagnostic Solutions-USA (San Diego, CA), Zygam, Inc. (Vista, CA), Mycoferm Technologies (Bellevue, WA), and Syrrx, Inc. (San Diego,
CA), from 2001 to 2002. From 1995 to 2001, he was a Principal Investigator and Senior Staff Scientist at Tera Biotechnology Corporation (San Diego, CA) and Favrille, Inc. (San Diego, CA), a VC funded spin-off of Tera Biotechnology. Dr. Bookbinder's scientific background includes Senior Research Scientist at the Sidney Kimmel Cancer Center; Research Scientist at the La Jolla Institute for Experimental Medicine; Research Fellow at the Scripps Research Institute; and Senior Research Fellow at the University of Washington. He has authored multiple scientific peer-reviewed articles in leading journals such as Science, Journal of Cellular Biology, and FASEB, and is a named inventor on numerous patents. Dr. Bookbinder earned his BA in biology at the University of California, Los Angeles, his MS in zoology at the University of Maine, Orono, and his PhD in biology at the University of California, San Diego.

IRA M. LECHNER, (69) Director. Mr. Lechner currently serves as chairman of the board of the Sidney Kimmel Cancer Center in San Diego. This is an extension of a prestigious career in law, service as a Virginia state legislator, and a long history of trustee-level involvements in many organizations. Prior to assuming the Board Chairmanship, Lechner served as SKCC's Vice Chairman of the Board of Trustees and as Chair of the SKCC Development and Planned Giving Committees. He currently serves on the Board of the Council on Higher Education Accreditation, and previously served as Vice Chair of the Randolph-Macon College Board of Trustees. For the past five years, Mr. Lechner has been employed as the sole proprietor of a law firm in the District of Columbia entitled Ira M. Lechner, Esq.

EDWARD L. MERCALDO, (62) Director. Mr. Mercaldo is a Financial Consultant and private investor, following his successful career as an International Commercial and Investment Banker for several leading companies including Bank of Montreal, Bankers Trust Company of New York, Gordon Capital and First Marathon Securities. Mr. Mercaldo also served as Executive Vice President, Chief Financial Officer and Director of Diamond Fields Resources, Inc., and following the purchase of Diamond Fields by Inco Ltd. in August 1996, he continued as a Director of Inco until September 2000. Mr. Mercaldo has served as a self-employed consultant to numerous companies for the past five years.

JOHN S. PATTON, PHD, (56) Director. Dr. Patton is co-Founder and Vice President, Research of Nektar Therapeutics (formerly Inhale Therapeutic Systems) and has served as Chief Scientific Officer since November 2001 and as a director since July 1990. He is a world-renowned expert in the delivery of peptides and proteins. Before co-founding Inhale, John led the drug delivery group at Genentech, Inc., where he demonstrated the feasibility of systemic delivery of large molecules through the lungs. Prior to joining Genentech, Inc., he was a tenured professor at the University of Georgia. He has published a wide range of articles and has presented his work in national and international arenas. Dr. Patton received his Ph.D. in Biology from the University of California, San Diego, and held post-doctoral positions in biomedicine at Harvard Medical School and the University of Lund in Sweden. Dr. Patton is both a personal investor in and Chairs the Scientific and Clinical Advisory Board.

ITEM 10. EXECUTIVE COMPENSATION.

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

SUMMARY COMPENSATION TABLE. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers during the year ended December 31, 2003.

                                                 ANNUAL                      OTHER ANNUAL         ALL OTHER
NAME AND PRINCIPAL POSITION             YEAR    SALARY ($)     BONUS ($)    COMPENSATION ($)     COMPENSATION
---------------------------             ----    ----------     ---------    ----------------     ------------
Mitch Keeler - President                2003      None           None       None                     None
Melissa Day - Secretary, Treasurer      2003      None           None       None                     None

COMPENSATION OF DIRECTORS. Our current directors are also our employees and receive no extra compensation for their service on our board of directors.

The following table summarizes the annual compensation paid to Halozyme's named executive officers for the two years ended December 31, 2003 and 2002:

                                                                                   LONG-TERM COMPENSATION
                                                             ANNUAL COMP       AWARDS - SECURITIES UNDERLYING
                                                             -----------       ------------------------------
NAME AND POSITION                               YEAR            SALARY                  STOCK OPTIONS
-----------------                               ----            ------                  -------------
Jonathan Lim, President, CEO, Director (1)      2003            66,667                  2,471,201
Gregory Frost, VP, CSO, Director (2)            2003            92,500                  1,235,601
                                                2002            43,333                         --

David Ramsay, VP, CFO, Secretary (3)            2003            12,240                    741,360
Mark Wilson, VP (4)                             2003            36,674                    494,240
Carolyn Rynard, VP (5)                          2003            17,660                    494,240

(1) Dr. Lim joined Halozyme in May, 2003. His annualized salary for 2003 was $100,000.

(2)   Dr. Frost joined Halozyme in March, 1999.

(3) Mr. Ramsay joined Halozyme in November, 2003. His annualized salary for 2003 was $95,000.

(4) Mr. Wilson joined Halozyme in June, 2003. His annualized salary for 2003 was $95,000.

(5) Ms. Rynard joined Halozyme in October, 2003. Her annualized salary for 2003 was $95,000.

Option grants in last fiscal year. The following table sets forth each grant of stock options made during the fiscal year ended December 31, 2003, to each of the named executive officers.

                                                                                             POTENTIAL REALIZABLE
                                                                                             VALUE ASSUMED ANNUAL
                                                                                                    RATES
                            NUMBER OF     % OF TOTAL
                           SECURITIES       OPTIONS                                        STOCK PRICE APPRECIATION
                           UNDERLYING     GRANTED TO                                        FOR OPTION TERM ($)(1)
                             OPTIONS      EMPLOYEES IN     EXERCISE       EXPIRATION       ------------------------
         NAME                GRANTED      FISCAL YEAR        PRICE           DATE               5%            10%
-----------------------    ---------     ------------      ---------       ---------        ---------     ---------
Jonathan Lim, MD (2)       2,471,201           38.1%         $   0.39      11/11/13         1,569,877     2,499,767
Gregory Frost, PhD (3)     1,235,601           19.1%         $   0.43      11/11/13           865,445     1,378,077
David Ramsay (4)             741,360           11.4%         $   0.39      11/11/13           470,963       749,930
Mark Wilson (5)              494,240            7.6%         $   0.39      11/11/13           313,975       499,953
Carolyn Rynard, PhD (6)      494,240            7.6%         $   0.39      11/11/13           313,975       499,953

(1) The potential realizable value at 5% and 10% annual rates of stock price appreciation for each person is based on the market price of the underlying shares of common stock on the date each option was granted.

(2) 25% of the options vested on November 11, 2003, 25% vest on May 3, 2004, 25% vest on May 2, 2005 and 25% vest on May 1, 2006.

(3) 25% of the options vest on May 3, 2004, with 1/48 of the shares vesting monthly thereafter.

(4) 25% of the options vest on November 9, 2004, with 1/48 of the shares vesting monthly thereafter.

(5) 25% of the options vest on June 8, 2004, with 1/48 of the shares vesting monthly thereafter.

(6) 25% of the options vest on October 19, 2004, with 1/48 of the shares vesting monthly thereafter.

Option exercises in Last Fiscal Year and Fiscal Year End Option Values. The following table sets forth the information with respect to stock option exercises during the year ended December 31, 2003, by the named executive officers, and the number and value of securities underlying unexercised options held by named executive officers at December 31, 2003.

                                                            NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS AT
                           SHARES                                OPTIONS AT                 DECEMBER 31, 2003 ($)(1)
                       ACQUIRED UPON                         DECEMBER 31, 2003 (#)        ----------------------------
      NAME                EXERCISE     VALUE REALIZED    EXERCISABLE     UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
-------------------       --------     --------------    -----------     -------------    -----------    -------------
Jonathan Lim, MD           256,410          --               --            2,214,791           --              --
Gregory Frost, PhD           --             --               --            1,235,601           --              --
David Ramsay                 --             --               --              741,360           --              --
Mark Wilson                  --             --               --              494,240           --              --
Carolyn Rynard, PhD          --             --               --              494,240           --              --

(1) The price of Halozyme's common stock at fiscal year end minus the exercise price. The fair market value of Halozyme's common stock at the close of business on December 31, 2003 was $0.39.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of Global's common stock as of February 5, 2004, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

                                                                        AMOUNT AND NATURE OF
TITLE OF CLASS    NAME OF BENEFICIAL OWNER                              BENEFICIAL OWNER               PERCENT OF CLASS
--------------    -------------------------------------------------     ----------------------------   ----------------
Common Stock      Mitch Keeler                                          4,275,000 shares, president,           52.16%
                  7710 Hazard Center Drive, Suite E-415, San Diego,               director
                  California 92108

Common Stock      Melissa Day                                             21,375 shares, secretary,             0.26%
                  7710 Hazard Center Drive, Suite E-415, San Diego,          treasurer, director
                  California 92108

Common Stock      Flexgene Corp.                                               771,873 shares                   9.42%
                  The Mill Mall, Barkers
                  P.O. Box 62 Roadtown, Tortola, BVI

Common Stock      Carib-Ventures Inc.                                          415,624 shares                   5.07%
                  Caribbean Place, Suite #3
                  P.O. Box 599
                  Providenciales, Turks & Caicos Islands, BWI

Common Stock      All directors and named executive officers as a             4,296,375 shares                 52.42%
                  group

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

The following table sets forth certain information regarding the beneficial ownership of Halozyme common stock by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of Halozyme's directors and named executive officers, and all of our directors and executive officers as a group as of March 23, 2004.

------------------------------------------------- --------------------- ----------------------
NAME OF BENEFICIAL OWNER                             AMOUNT OF OWNER       PERCENT OF CLASS
------------------------------------------------- --------------------- ----------------------
Gregory Frost (1)                                        3,507,764               8.83%
------------------------------------------------- --------------------- ----------------------
Jonathan Lim (2)                                         1,493,620               3.69%
------------------------------------------------- --------------------- ----------------------
David Ramsay (3)                                           256,410               0.65%
------------------------------------------------- --------------------- ----------------------
Mark Wilson (4)                                             50,000               0.13%
------------------------------------------------- --------------------- ----------------------
Ira Lechner (5)                                          1,152,329               2.92%
------------------------------------------------- --------------------- ----------------------
Edward Mercaldo (6)                                        819,938               2.08%
------------------------------------------------- --------------------- ----------------------
John Patton (7)                                            447,471               1.13%
------------------------------------------------- --------------------- ----------------------
Elliot Feuerstein (8)                                    3,504,373               8.86%
------------------------------------------------- --------------------- ----------------------
Borgstrom Family Trusts (9)                              2,710,474               6.88%
------------------------------------------------- --------------------- ----------------------
Peter Geddes (10)                                        2,645,376               6.60%
------------------------------------------------- --------------------- ----------------------
Jonathan Spanier (11)                                    2,800,270               7.01%
------------------------------------------------- --------------------- ----------------------
Jesse Grossman (12)                                      2,563,571               6.42%
------------------------------------------------- --------------------- ----------------------
All officers and directors as a group (13)               7,727,532              19.42%
------------------------------------------------- --------------------- ----------------------

Beneficial ownership is determined in accordance with the Rule 13d-3(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and generally includes voting or investment power with respect to securities. Except as subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of Halozyme's common stock shown as beneficially owned by him.

(1) Includes 2,953,779 shares and warrants to purchase 32,771 shares held in the name of Dr. Frost; and 190,072 shares and warrants to purchase 22,241 shares held in the name of the Frost Family Trust. Also includes 308,901 shares issuable upon exercise of options exercisable within 60 days, of which are held in Dr. Frost's name.

(2) Includes 484,497 shares and warrants to purchase 26,690 shares held in the name of Dr. Lim. Also includes 982,433 shares issuable upon exercise of options exercisable within 60 days, of which are held in Dr. Lim's name.

(3) Includes 256,410 shares in the name of Mr. Ramsay, which are subject to the Company's right of repurchase until such shares are vested.

(4)   Includes 50,000 shares held in the name of Mr. Wilson.

(5) Includes 100,000 shares held in the name of Mr. Ira Lechner; 693,745 shares and warrants to purchase 134,806 shares held in an IRA account for the benefit of Mr. Lechner; 11,465 shares held in the name of Mr. Lechner and Winifred Eileen Haag as community property; and 190,072 shares and warrants to purchase 22,241 shares held in the Ira M. Lechner Charitable Trust.

(6) Includes 116,415 shares and warrants to purchase 10,529 shares held in the name of Mr. Mercaldo; 123,883 shares held in the name of Karen and Mr. Mercaldo; and 480,145 shares and warrants to purchase 88,966 shares held in the name of the Mercaldo Family Trust.

(7) Includes 83,051 shares held in the name of Dr. Patton; 232,830 shares and warrants to purchase 31,590 shares held in the name of the John and Jamie Patton Trust. Also includes 100,000 shares issuable upon exercise of options exercisable within 60 days, of which are held in Dr. Patton's name.

(8) Includes 3,256,872 shares and warrants to purchase 120,556 shares held in the name of Mr. Feuerstein; and 116,415 shares and warrants to purchase 10,530 shares held in the name of the Elliot Feuerstein Trust.

(9) Includes 2,426,158 shares held in the name of the Borgstrom Family Trust; 94,772 shares held in the name of Eva Borgstrom for the benefit of Nils Peter Borgstrom; 94,772 shares held in the name of Bengt Jonas Borgstrom; and 94,772 shares held in the name of Per Henrik Borgstrom.

(10) Includes 1,705,951 shares and warrants to purchase 731,091 shares, 140,000 shares and warrants to purchase 50,000 shares held in the name of Peter Geddes under custodial accounts for the benefit of minors; and 11,667 shares and warrants to purchase 6,667 shares held in the name of Grove Capital, LLC in which Peter Geddes is a member. Peter Geddes may be deemed a beneficial owner of the shares held in the name of Grove Capital, LLC; however, he disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(11) Includes 1,390,257 shares and warrants to purchase 655,219 shares; 474,890 shares and warrants to purchase 211,570 shares held in the name of the Jonathan Spanier IRA Account; 50,000 shares held in the name of Jonathan Spanier under a custodial account for the benefit of a minor; and 11,667 shares and warrants to purchase 6,667 shares held in the name of Grove Capital, LLC in which Jonathan Spanier and the Jonathan Spanier IRA Account are members. Each of Jonathan Spanier and the Jonathan Spanier IRA Account may be deemed beneficial owners of the shares held in the name of Grove Capital, LLC; however, each disclaims beneficial ownership except to the extent of their pecuniary interest therein.

(12) Includes 1,231,558 shares and warrants to purchase 627,219 shares; 474,890 shares and warrants to purchase 211,570 shares held by the Jesse Grossman Accountancy Corporation Retirement Trust; and 11,667 shares and warrants to purchase 6,667 shares held in the name of Grove Capital, LLC in which Jesse Grossman and the Jesse Grossman Accountancy Corporation Retirement Trust are members. Each of Jesse Grossman and the Jesse Grossman Accountancy Corporation Retirement Trust may be deemed beneficial owners of the shares held in the name of Grove Capital, LLC; however, each disclaims beneficial ownership except to the extent of their pecuniary interest therein.

(13) See Notes 1, 2, 3, 4, 5, 6 and 7. Includes 1,391,334 shares issuable upon exercise of options exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATED PARTY TRANSACTIONS.

Mitch Keeler, our former president and director, provided office space to us at no charge. Mr. Keeler does not expect to be paid or reimbursed for providing office facilities. Our financial statements reflect, as occupancy costs, the fair market value of that space, which is approximately $195 per month. That amount has been included in the financial statements as additional capital contribution by Mr. Keeler.

Our president, Mitch Keeler, owns one yacht, Tlaquepaque, which is used for our charter services. Mr. Keeler does not expect to be paid or reimbursed for providing the use of his yacht.

On March 10, 2004, in connection with the Merger with Halozyme, Global redeemed 4,296,362 shares of its outstanding common stock in exchange for $42,303. Of this amount, 4,260,000 shares were redeemed from Mitch Keeler in exchange for $40,000 and 20,376 shares were redeemed from Melissa Day in exchange for $1,303.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibit No.

3.1   Articles of Incorporation*

3.2   Certificate of Amendment to Articles of Incorporation*

3.3   Bylaws*

* Included in the registration statement on Form SB-2 filed on September 21, 2001.

(b)   Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB, except for the following:

On December 5, 2003, Global filed a report on Form 8-K to report our stock split.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional services rendered by Cacciamatta Accountancy Corporation ("Cacciamatta") for the audits of the Company's annual financial statements for 2003 and 2002, and fees billed for other services rendered by Cacciamatta.

                         2003         2002
                       --------     --------
Audit Fees             $ 25,000     $ 20,000

Audit-Related Fees     $ 33,000          --

Tax Fees                     --          --

All Other Fees               --          --
                       --------     --------

Total Fees             $ 58,000     $ 20,000
                       ========     ========

AUDIT FEES consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Cacciamatta in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees."

AUDIT COMMITTEE PRE-APPROVAL PROCEDURES

Our Board of Directors serves as our audit committee. Our Board of Directors approves the engagement of our independent auditors to render audit and non-audit services before these services are rendered. All of the services performed by Cacciamatta for us were pre-approved by our Board of Directors.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2004.

                           Halozyme Therapeutics, Inc.,
                           a Nevada corporation



                           By:  /s/ Jonathan E. Lim
                                ------------------------------------------------
                                    Jonathan E. Lim

                           Its: President, Chief Executive Officer, Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ Jonathan E. Lim                                  March 30, 2004
         --------------------------------------------
         Jonathan E. Lim
Its:     President, Chief Executive Officer, Director


By:      /s/ David A. Ramsay                                  March 30, 2004
         --------------------------------------------
         David A. Ramsay
Its:     Secretary, Chief Financial Officer


By:      /s/ Gregory I. Frost                                 March 30, 2004
         --------------------------------------------
         Gregory I. Frost
Its:     Vice President, Chief Scientific Officer, Director


By:      /s/ Edward L. Mercaldo                               March 30, 2004
         --------------------------------------------
         Edward L. Mercaldo
Its:     Director