Form 10QSB
period 2004-03-31
HALOZYME THERAPEUTICS INC
filed 2004-05-14
CIK 1159036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2004

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to   _________

Commission file number 000-49616

HALOZYME THERAPEUTICS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0488686
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

11588 Sorrento Valley Road, Suite 17, San Diego, California 92121
(Address of principal executive offices)

(858) 794-8889
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 39,421,906 shares issued and outstanding as of May 14, 2004.

Transitional Small Business Disclosure Format (Check one):

Yes [   ] No [ X ]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HALOZYME THERAPEUTICS, INC. (Formerly GLOBAL YACHT SERVICES, INC.) (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEET - UNAUDITED AS OF MARCH 31, 2004

2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,452,812
Prepaid expenses and other current assets	116,031
Total current assets	7,568,843
PROPERTY AND EQUIPMENT, net	151,422
OTHER ASSETS	12,508
Total Assets	$7,732,773
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$637,312
Accrued expenses	135,930
Total current liabilities	773,242
COMMITMENTS AND CONTINGENCIES	—
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 100,000,000 shares authorized;
39,421,906 shares issued and outstanding	39,422
Additional paid-in-capital	12,185,036
Deficit accumulated during the development stage	(5,264,927)
Total Stockholders' Equity	6,959,531
Total Liabilities and Stockholders' Equity	$7,732,773

 The accompanying notes are an integral part of these financial statements.

HALOZYME THERAPEUTICS, INC. (Formerly GLOBAL YACHT SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND FROM INCEPTION TO MARCH 31, 2004

	2004	2003	Cumulative from inception (February 26, 1998) to 2004
EXPENSES:
Research and development	$696,581	$205,703	$3,106,625
General and administrative	510,971	45,647	1,712,116
Total Expenses	1,207,552	251,350	4,818,741
Other income (expense), net	(76,870)	(20,161)	(446,186)
LOSS BEFORE INCOME TAXES	(1,284,422)	(271,511)	(5,264,927)
Income Tax Expense	—	—	—
NET LOSS	$(1,284,422)	$(271,511)	$(5,264,927)
Net loss per share, basic and diluted	$(0.08)	$(0.03)
Shares used in computing net loss per share,
basic and diluted	15,441,244	8,196,362

The accompanying notes are an integral part of these financial statements.

HALOZYME THERAPEUTICS, INC. (Formerly GLOBAL YACHT SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND FROM INCEPTION TO MARCH 31, 2004

			Cumulative
			from inception
			(February 26, 1998)
	2004	2003	to 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,284,422)	$(271,511)	$(5,264,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,497	17,063	230,387
Issuance of common stock for goods and services	—	2,500	102,245
Issuance of common stock for license	—	—	2,330
Issuance of common stock for accrued interest on notes	—	—	99,764
Beneficial conversion feature on 2003 notes	—	—	306,754
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(116,031)	(22,083)	(128,794)
Accounts payable and accrued expenses	500,057	(83,855	773,497
Net cash provided by operating activities	(878,899)	(357,886)	(3,878,744)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(42,015)	7,870,146	(358,710)
Net cash used in investing activities	(42,015)	—	(358,710)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	—	434,437	1,272,000
Contributed capital - net	7,870,146	—	10,418,266
Net cash provided by financing activities	7,870,146	434,437	11,690,266
NET INCREASE IN CASH AND CASH EQUIVALENTS	6,949,232	76,551	7,452,812
CASH AND CASH EQUIVALENTS, beginning of period	503,580	88,910	—
CASH AND CASH EQUIVALENTS, end of period	$7,452,812	$165,461	$7,452,812
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—	$—
Interest paid	$—	$—	$—
Non cash investing and financing activities:
Conversion of contributed capital to common stock	$7,870,146	$—	$10,418,266
Conversion of notes payable to common stock	$—	$—	$1,272,000

  The accompanying notes are an integral part of these financial statements.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. Description of Business

Effective March 11, 2004, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated January 28, 2004, among privately held DeliaTroph Pharmaceuticals, Inc. dba Hyalozyme Therapeutics, Inc. (“Halozyme”), Global Yacht Services, Inc. (“Global”), a publicly traded Nevada corporation and Hyalozyme Acquisition Corporation (“Merger Sub”), a wholly owned subsidiary of Global, the Merger Sub merged with and into Halozyme, with Halozyme the survivor for accounting purposes.

Although Global acquired Halozyme as a result of the Merger, the shareholders of Halozyme hold a majority of the voting interest in the combined enterprise. Additionally, the Merger resulted in Halozyme’s management and Board of Directors assuming operational control of Global.

The following summary lists the structure of the Merger and matters completed in connection therewith:

  On January 28, 2004, pursuant to an investment round completed simultaneously with the signing of the Merger Agreement, Halozyme raised equity capital of approximately $8.1 million.

  The shareholders of Global amended and restated Global’s Articles of Incorporation to change Global’s corporate name to Halozyme Therapeutics, Inc., increased the authorized number of shares of common stock to 100 million, and authorized 20 million shares of preferred stock.

  Global issued 35,521,906 shares of its restricted common stock, 6,380,397 options and 11,742,665 warrants to purchase shares of its common stock to the shareholders of Halozyme in exchange for 100% of their issued and outstanding common stock, options and warrants to purchase Halozyme’s common stock.

  A total of 4,296,362 shares of Global’s outstanding common stock were redeemed by Global from three shareholders in exchange for $42,303, or approximately $0.01 per share.

  Global’s shareholders own approximately 10% of the issued and outstanding shares of Halozyme’s common stock, based on 39,421,906 shares outstanding after the Merger.

The full text of the Merger Agreement may be found at Exhibit A to Global Yacht’s definitive Schedule 14C Information Statement, as filed with the Securities and Exchange Commission on February 17, 2004.

The Merger has been treated as a re-capitalization of Halozyme. Accordingly, the financial statements reflect the historical activity of Haloyzme with the capital structure of Global. Prior to the Merger, Global had limited operations. On March 11, 2004, Global changed its name to Halozyme Therapeutics, Inc.

Halozyme Therapeutics, Inc. (“We”, “Halozyme” or the “Company”) was founded on February 26, 1998. Halozyme is a product-focused biotechnology company dedicated to the development and commercialization of recombinant therapeutic enzymes and drug enhancement systems, based on intellectual property covering the family of human enzymes known as hyaluronidases. Our first products are human synthetic formulations of a hyaluronidase enzyme that replace current animal slaughterhouse-derived enzymes that carry risks of animal pathogen contamination and immunogenicity. These products are based on a highly versatile enzyme technology that has a wide range of therapeutic applications, and will enable our company to help patients across multiple disease states.

Basis of Presentation

The information contained in this report is unaudited, but in our opinion reflects all adjustments necessary to make the financial position and results of operations for the interim periods a fair presentation of our operations and cash flows. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These statements should be read along with the Financial Statements and Notes that go along with the Company’s audited financial statements, as well as other financial information for the fiscal year ended December 31, 2003 as presented in the Company’s Annual Report on Form 10-KSB. Financial presentations for prior periods have been reclassified to conform to current period presentation. The results of operations and cash flows for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2004.

Stock-Based Compensation

The Company has elected to adopt the disclosure only provisions of SFAS No. 148 and will continue to follow APB Opinion No. 25 and related interpretations in accounting for stock options granted to its employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than the market value at the measurement date. When the exercise price of the employee or director stock options is less than the estimated fair value of the underlying stock on the grant date, the Company records deferred compensation for the difference and amortizes this amount to expense in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans, over the vesting period of the options.

Stock options issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods or Services, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically re-measured as the options vest. The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected life of 48 months; 100% stock volatility; risk-free interest rate of 3.0%; no dividends during the expected term; and forfeitures recognized as they occur.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the estimated life of the related options. The Company’s pro forma information follows (in thousands, except per share data):

	Three Months Ended
	2004	2003

Net loss, as reported	$(1,284)	$(272)

Deduct: Total stock-based employee
Compensation expense determined under
Fair value based method for all awards	$(249)	$—

Pro forma net loss	$(1,533)	$(272)

Net loss per share, basic and diluted, as reported	$(0.08)	$(0.03)

Pro forma net loss per share, basic and diluted	$(0.10)	$(0.03)

2. Property and Equipment

	2004	2003

Research equipment	$217,323	$195,534
Office equipment and furniture	67,820	59,687
Leasehold improvements	96,666	84,573
	381,809	339,794

Less accumulated depreciation and amortization	(230,387)	(208,890)

	$151,422	$130,904

3. Net Loss Per Common Share

In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (“SAB”) No. 98, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. Such common equivalent shares have not been included in the Company’s computation of net loss per share as their effect would have been anti-dilutive.

	2004	2003

Numerator - Net loss	$(1,284,422)	$(271,511)

Denominator - Weighted average shares outstanding	15,441,244	8,196,362

Net loss per share	$(0.08)	$(0.03)

Incremental common shares (not included in denominator of
diluted earnings per share because of their anti-dilutive nature)
Employee stock options	6,530,397	-
Warrants to outside parties	51,334	-
Warrants on notes	867,419	-
Series B warrants	361,969	-
Series C warrants	10,461,943	-

Potential common equivalents	18,273,062	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This filing includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this Report on Form 10-QSB reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by management. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes, include without limitation, those discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2003. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by us in our Annual Report on Form 10-KSB for the year ended December 31, 2003, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows.

The following discussion should be read along with the Financial Statements and Notes to our audited financial statements for the fiscal year ended December 31, 2003, as well as the other interim unaudited financial information for the current fiscal year.

Results of Operations

Overview - Halozyme Therapeutics, Inc. (“We”, “Halozyme” or the “Company”) was founded on February 26, 1998 and recapitalized on March 11, 2004 through the Merger with Global. We are a product-focused biotechnology company dedicated to the development and commercialization of recombinant therapeutic enzymes and drug enhancement systems, based on intellectual property covering the family of human enzymes known as hyaluronidases. Our first products are human synthetic formulations of a hyaluronidase enzyme that replace current animal slaughterhouse-derived enzymes that carry risks of animal pathogen contamination and immunogenicity. These products are based on a highly versatile enzyme technology that has a wide range of therapeutic applications, and will enable our company to help patients across multiple disease states.

Our technology is based on recombinant human PH20 (rHuPH20), a human synthetic hyaluronidase that degrades hyaluronic acid (HA), a space-filling “gel”-like substance that is a major component of tissues throughout the body, such as skin and cartilage. The PH20 enzyme is a naturally occurring enzyme that digests HA to break down the gel, thereby facilitating the penetration and diffusion of other drugs that are injected in the skin or in the muscle.

The successes of replacing animal product derived drugs with human recombinant biologics are well documented, as in the case of insulin and human growth hormone. Halozyme is executing this recombinant human enzyme replacement strategy by leveraging the safety and efficacy of its products to access key markets in multiple therapeutic areas, beginning with in vitro fertilization (IVF) and ophthalmology.

Our proprietary technology will both expand existing markets and create new ones. Gaps in existing hyaluronidase offerings create demand for our solution, and provide opportunities to capture market share. Despite the many potential therapeutic applications for hyaluronidase, there are many problems with existing and potential non-human product offerings, creating the need for alternative solutions.

  Prion disease: All such commercial enzyme preparations are crude extracts from cattle testes and are typically less than 1-5% pure. Cattle testes are an organ with the highest concentration of hyaluronidase, but also with the highest levels of a protein implicated in the development of neurodegenerative disorders associated with prion disease, such as “Mad Cow Disease.”

  Immunogenicity: Hyaluronidases can also be found in bacteria, leeches, certain venoms, and marine organisms. Very few companies are pursuing clinical development of any of these enzymes. Regardless, all such preparations are non-human, and are therefore likely to elicit potent immune reactions, possess endotoxin, or have some of the same defects as slaughterhouse derivations.

Revenues - Halozyme has generated no revenues since its inception on February 26, 1998.

Research and Development – Our investment in research and development increased substantially in the first quarter of 2004 to $697,000 versus $206,000 in the first quarter of 2003. This increase was primarily due to the hiring of additional research and development personnel and contract manufacturer costs for development and production of our rHuPH20 enzyme for clinical use. We expect research and development costs to continue to increase in future periods as we increase our research efforts and continue to develop and manufacture our first two products.

General and Administrative – Our general and administrative expenses were $511,000 in the first quarter of 2004 versus $46,000 in the first quarter of 2003. This increase was primarily due to the hiring of additional administrative personnel and the increased legal and accounting fees associated with becoming a public reporting entity. We anticipate that compliance with provisions of the Sarbanes-Oxley Act of 2002, including Section 404 relating to audits of our internal controls, will increase our general and administrative costs in future periods.

Other Income and Expense – We earned $7,000 in interest income during the first quarter of 2004 versus $20,000 in interest expense during the first quarter of 2003. The increase in interest income was due to an increase in cash and cash equivalents resulting from the completion of an $8.1 million capital investment during January, 2004. The interest expense during the 2003 quarter was due to interest expense on outstanding notes payable. Other income and expense also includes $84,000 of liabilities assumed as a result of the Merger.

Net Loss – Net loss for the first quarter of 2004 was $1,284,000, or $0.08 per common share, compared to $272,000, or $0.03 per common share for the first quarter of 2003. The increase in net loss was due to an increase in operating expenses, reflecting our increased research and development efforts and additional personnel.

Liquidity and Capital Resources – Net cash used in operations was $879,000 during the first quarter of 2004 versus $358,000 of cash used in operations during the first quarter of 2003. This increase was due to an increase in personnel and our increased research and development efforts.

Net cash used in investing activities was $42,000 during the first quarter of 2004. This was due to the purchase of property and equipment during the quarter. No cash was used in investing activities during the first quarter of 2003.

Net cash provided by financing activities was $7,870,000 during the first quarter of 2004 versus $434,000 during the first quarter of 2003. In January, 2004, we sold common stock for approximately $8,057,000, or $7,670,000 net of issuance costs. Additionally, we received approximately $200,000 in proceeds from stock option and warrant exercises during the first quarter of 2004. During the first quarter of 2003, we received $434,000 from the issuance of notes and the related accrued interest on those notes.

We have net operating loss carryforwards of approximately $4 million for federal income tax purposes which begin to expire in 2018. The Tax Reform Act of 1986 contains provisions that limit the amount of federal net operating loss carryforwards that can be used in any given year in the event of specified occurrences, including significant ownership changes. If these specified events occur, or are deemed to have occurred, we may lose some or all of the tax benefits of these carryforwards. We believe that it is likely that there have been ownership changes as defined in Internal Revenue Code Section 382 during this period of losses, and therefore a tax value computation is required to determine the applicable annual limitation applied to the utilization of the net operating loss carryforwards. While we do not believe that the limitations, if any, would impair our ability to use our net operating losses, the extent of such limitations has not yet been determined. A valuation allowance has been recognized for the full amount of the deferred tax asset created by these carryforwards.

In the near term, we intend to use our cash on hand to support our ongoing operating and financing requirements, such as ongoing research and development efforts, expansion of our manufacturing capabilities, and capital expenditures, as well as to meet our working capital requirements. We anticipate that cash on hand will fund our operations for the next twelve months. Our long-term liquidity will depend on our ability to commercialize our first two products, Cumulase™ and Enhanze SC™, and may require us to raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements. We can give no assurance that such additional funding will be available on terms attractive to us, or at all.

Recent Accounting Pronouncements

None.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to the estimated useful lives of our fixed assets in calculating depreciation expense. We state these accounting policies in the notes to the financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2003. The estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under difference assumptions or conditions.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have, as of the end of the period covered by this Report, reviewed our process of gathering, analyzing and disclosing information that is required to be disclosed in our periodic reports (and information that, while not required to be disclosed, may bear upon the decision of management as to what information is required to be disclosed) under the Exchange Act of 1934, including information pertaining to the condition of, and material developments with respect to, our business, operations and finances. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our process provides for timely collection and evaluation of information that may need to be disclosed to investors.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, Halozyme may be involved in litigation relating to claims arising out of its operations in the normal course of business. Halozyme currently is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 2. Changes in Securities.

On March 11, 2004, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 28, 2004, among privately held DeliaTroph Pharmaceuticals, Inc. dba Hyalozyme Therapeutics, Inc. (“Halozyme”), Global Yacht Services, Inc., a publicly traded Nevada corporation (“Global”) and Hyalozyme Acquisition Corporation, a wholly owned subsidiary of Global (“Merger Sub”), the Merger Sub merged with and into Halozyme, with Halozyme remaining as the surviving corporation (the “Merger”). Pursuant to the Merger, Global issued 35,521,906 shares of its restricted common stock, 6,380,397 options and 11,742,665 warrants to purchase shares of its common stock to the stockholders of Halozyme in exchange for 100% of their issued and outstanding common stock, options and warrants to purchase Halozyme’s common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On February 17, 2004, Global filed a Schedule 14C Information Statement, advising its shareholders of the planned Merger. Global’s Board of Directors, by unanimous written consent action, adopted resolutions approving the Merger and the filing of the Certificate of Merger to consummate the transaction. By action of written consent, dated January 28, 2004, Mitch Keeler, Global’s President, director and majority shareholder, who owned 4,275,000 shares, or 52.2% of the issued and outstanding shares of Global’s common stock, approved the Merger, the filing of the Certificate of Merger with the Nevada Secretary of State, and the filing of the Articles of Merger with the California Secretary of State.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit	Title

3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation (1)
3.3	Bylaws (1)
3.4	Certificate of Amendment to Articles of Incorporation (2)
4.1	Specimen common stock certificate (3)
10.3	Agreement and Plan of Merger by DeliaTroph Pharmaceuticals and Registrant, dated January 28, 2004 (2)
10.4	Distribution Agreement between Mid Atlantic Diagnostics, Inc. and Registrant, dated January 30, 2004 (3)
10.5	Distribution Agreement between MediCult AS and Registrant, dated February 9, 2004 (3)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Commission on September 21, 2001
(2)	Incorporated by reference to the Registrant’s Information Statement on Schedule 14C filed with the Commission on February 17, 2004
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Commission on April 23, 2004

(b)	Reports on Form 8-K:

On February 12, 2004, we filed a current report on Form 8-K reporting that we had entered into a Definitive Merger Agreement with DeliaTroph Pharmaceuticals, Inc.

On March 12, 2004, we filed a current report on Form 8-K reporting that we had filed with the Commission a copy of slides used at a conference presentation and to be used in subsequent presentations to interested parties, including analysts and stockholders.

On March 17, 2004, we filed a current report on Form 8-K reporting that we had changed our certifying accountant.

On March 26, 2004, we filed a current report on Form 8-K reporting that we had undergone a change in control as the result of a reverse merger.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of San Diego, on May 14, 2004.

Halozyme Therapeutics, Inc., a Nevada corporation

Date: May 14, 2004	By:	/s/ Jonathan E. Lim Jonathan E. Lim

	Its:	President, Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Date: May 14, 2004	By:	/s/ David A. Ramsay David A. Ramsay

	Its:	Secretary, Chief Financial Officer (Principal Financial and Accounting Officer)