Form 10KSB/A
period 2004-12-31
HALOZYME THERAPEUTICS INC
filed 2005-03-29
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                                         to

Commission File Number: 000-49616

Halozyme Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Nevada	88-0488686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11588 Sorrento Valley Road, Suite 17, San Diego, California	92121

(Address of principal executive offices)	(Zip Code)

(858) 794-8889
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:

None	None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $.001
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes ☐  No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☐

State issuer’s revenues for its most recent fiscal year: $ 0.

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

Transitional Small Business Disclosure format (check one): ☐ Yes ☑No

Item 13. Exhibits.
SIGNATURE
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

EXPLANATORY NOTE

The undersigned registrant hereby corrects cover page information regarding its use of the Transitional Small Business Disclosure format and amends entirely part (b) of Item 13 of Part III of its Annual Report for the fiscal year ended December 31, 2004 on Form 10-KSB as set forth in the pages attached hereto:

Item 13. Exhibits.

(b) Exhibits:

Exhibit	Title

2.1	Agreement of Merger between DeliaTroph Pharmaceuticals, Inc. and Registrant, dated January 28, 2004 (1)

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (2)

10.1	License Agreement between University of Connecticut and Registrant, dated November 15, 2002 (3)

10.2*	Agreement for Services between Avid Bioservices, Inc. and Registrant, dated November 19, 2003 (3)

10.3*	Distribution Agreement between MidAtlantic Diagnostics, Inc. and Registrant, dated January 30, 2004 (3)

10.4*	Distribution Agreement between MediCult AS and Registrant, dated February 9, 2004 (3)

10.5*	Distribution Agreement between Cook Ob/Gyn Incorporated and Registrant, dated April 13, 2004 (3)

10.6	2004 Stock Plan and Form of Option Agreement thereunder (4)

10.7	Form of Indemnity Agreement for Directors and Executive Officers (4)

10.8*	Exclusive Distribution Agreement between Baxter Healthcare and Registrant, dated August 13, 2004 (5)

10.9	Form of Callable Stock Purchase Warrant (4)

10.10	Securities Purchase Agreement between Registrant and the other signatories thereto, dated as of October 12, 2004 (6)

10.11	Form of Common Stock Purchase Warrant (6)

10.12	Registration Rights Agreement between Registrant and the other signatories thereto, dated as of October 12, 2004 (6)

10.13	DeliaTroph Pharmaceuticals, Inc. 2001 Amended and Restated Stock Plan and form of Stock Option Agreements for options assumed thereunder (7)

10.14	Nonstatutory Stock Option Agreement With Andrew Kim (7)

10.15*	Commercial Supply Agreement with Avid Bioservices, Inc. and Registrant, dated February 16, 2005 (8)

21.1	Subsidiaries of Registrant

23.1	Consent of Cacciamatta Accountancy Corporation, Independent Auditors

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Information Statement on Schedule 14C filed on February 17, 2004.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 14, 2004.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Commission on April 23, 2004.

(4)	Incorporated by reference to the Registrant’s amendment number two to the Registration Statement on Form SB-2 filed with the Commission on July 23, 2004.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB, filed November 12, 2004.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed October 15, 2004.

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on October 26, 2004.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 22, 2005.

*	Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted from this agreement and have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report on Form 10-KSB/A to be signed on its behalf by the undersigned in the City of San Diego, on March 29, 2005.

Halozyme Therapeutics, Inc., a Nevada corporation

Date: March 29, 2005	By:	/s/ Jonathan E. Lim

Jonathan E. Lim, MD
President, Chief Executive Officer,
Chairman of the Board