Form 10QSB
period 2005-03-31
HALOZYME THERAPEUTICS INC
filed 2005-05-13
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

(858) 794-8889

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report )

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 49,922,468 shares issued and outstanding as of April 30, 2005.

Transitional Small Business Disclosure Format (Check one):

Yes ☐ No ☑

HALOZYME THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET - UNAUDITED
AS OF MARCH 31, 2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,130,312
Inventory	47,145
Prepaid expenses and other current assets	362,967

Total current assets	13,540,424

PROPERTY AND EQUIPMENT, net	316,081

OTHER ASSETS	20,313

Total Assets	$13,876,818

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,768,517
Accrued expenses	159,438

Total current liabilities	1,927,955

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 100,000,000 shares authorized; 49,922,468 shares issued and outstanding	49,922
Additional paid-in-capital	28,163,899
Deficit accumulated during the development stage	(16,264,958)

Total Stockholders’ Equity	11,948,863

Total Liabilities and Stockholders’ Equity	$13,876,818

The accompanying notes are an integral part of these financial statements.

HALOZYME THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND FROM INCEPTION TO MARCH 31, 2005

			Cumulative
			from inception
			(February 26, 1998)
	2005	2004	to 2005
OPERATING EXPENSES:
Research and development	$2,462,290	$696,581	$11,389,588
General and administrative	808,621	510,971	4,580,361

Total Operating Expenses	3,270,911	1,207,552	15,969,949

Other income (expense), net	77,834	(76,870)	(295,009)

LOSS BEFORE INCOME TAXES	(3,193,077)	(1,284,422)	(16,264,958)

Income Tax Expense (Benefit)	—	—	—

NET LOSS	$(3,193,077)	$(1,284,422)	$(16,264,958)

Net loss per share, basic and diluted	$(0.06)	$(0.08)

Shares used in computing net loss per share, basic and diluted	49,575,492	15,441,244

The accompanying notes are an integral part of these financial statements.

HALOZYME THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
FROM INCEPTION (FEBRUARY 26, 1998) TO MARCH 31, 2005

(All share information reflects post-split amounts)

				Deficit
				Accumulated	Total
	Common Stock		Paid-In	During	Stockholders’
	Shares	Amount	Capital	Development	Equity
Initial capitalization	—	$—	$10,956	$—	$10,956
Contributed capital - net	—	—	132,819	—	132,819
Net loss	—	—	—	(41,884)	(41,884)

BALANCE, DECEMBER 31, 1999	—	—	143,775	(41,884)	101,891

Contributed capital - net	—	—	78,473	—	78,473
Net loss	—	—	—	(125,210)	(125,210)

BALANCE, DECEMBER 31, 2000	—	—	222,248	(167,094)	55,154

Issuance of common stock for cash, February 22, 2001	4,275,000	4,275	—	—	4,275
Issuance of common stock for cash, May 4, 2001	21,376	21	—	—	21
Issuance of common stock for cash, May 25, 2001	1,187,498	1,188	—	—	1,188
Contributed capital - net	—	—	796,225	—	796,225
Net loss	—	—	—	(563,621)	(563,621)

BALANCE, DECEMBER 31, 2001	5,483,874	5,484	1,018,473	(730,715)	293,242

Issuance of common stock for cash, May 10, 2002	2,712,488	2,712	124,188	—	126,900
Contributed capital - net	—	—	335,063	—	335,063
Net loss	—	—	—	(1,134,765)	(1,134,765)

BALANCE, DECEMBER 31, 2002	8,196,362	8,196	1,477,724	(1,865,480)	(379,560)

Contributed capital - net	—	—	2,868,392	—	2,868,392
Net loss	—	—	—	(2,115,025)	(2,115,025)

BALANCE, DECEMBER 31, 2003	8,196,362	8,196	4,346,116	(3,980,505)	373,807

Redemption of common stock, March 10, 2004	(4,296,362)	(4,296)	(38,007)	—	(42,303)
Issuance of shares for merger with DeliaTroph - net	35,521,906	35,522	7,876,927	—	7,912,449
Exercise of warrants	282,780	283	128,716	—	128,999
Exercise of callable warrants, net	1,571,682	1,571	2,726,036	—	2,727,607
Issuance of common stock for cash, net	7,925,715	7,926	12,708,949	—	12,716,875
Issuance of common stock options to consultants	—	—	98,200	—	98,200
Net loss	—	—	—	(9,091,376)	(9,091,376)

BALANCE, DECEMBER 31, 2004	49,202,083	$49,202	$27,846,937	$(13,071,881)	$14,824,258

Exercise of stock options	409,885	410	163,445	—	163,855
Exercise of warrants	310,500	310	146,565	—	146,875
Issuance of common stock option to consultant			6,952	—	6,952
Net loss	—	—	—	(3,193,077)	(3,193,077)

BALANCE, MARCH 31, 2005	49,922,468	$49,922	$28,163,899	$(16,264,958)	$11,948,863

The accompanying notes are an integral part of these financial statements.

HALOZYME THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND FROM INCEPTION TO MARCH 31, 2005

			Cumulative
			from inception
			(February 26, 1998)
	2005	2004	to 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,193,077)	$(1,284,422)	$(16,264,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,117	21,497	382,357
Issuance of common stock and stock options for goods and services	6,952	—	207,397
Issuance of common stock for license	—	—	2,330
Issuance of common stock for accrued interest on notes	—	—	99,764
Beneficial conversion feature on 2003 notes	—	—	306,754
Changes in operating assets and liabilities:
Inventory	4,676	—	(47,145)
Prepaid expenses and other assets	(274,650)	(116,031)	(383,281)
Accounts payable and accrued expenses	348,542	500,057	1,921,841

Net cash provided by operating activities	(3,057,440)	(878,899)	(13,774,941)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(130,692)	(42,015)	(675,338)

Net cash used in investing activities	(130,692)	(42,015)	(675,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	—	—	1,272,000
Proceeds from issuance of common stock	—	—	110,956
Proceeds from exercise of stock options - net	163,855	—	163,855
Proceeds from exercise of warrants - net	146,875	—	3,009,595
Contributed capital - net	—	7,870,146	10,307,310
Proceeds from issuance of common stock - net	—	—	12,716,875

Net cash provided by financing activities	310,730	7,870,146	27,580,591

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,877,402)	6,949,232	13,130,312

CASH AND CASH EQUIVALENTS, beginning of period	16,007,714	503,580	—

CASH AND CASH EQUIVALENTS, end of period	$13,130,312	$7,452,812	$13,130,312

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—	$—

Interest paid	$—	$—	$—

Non cash investing and financing activities:
Conversion of contributed capital to common stock	$—	$7,870,146	$10,307,310

Conversion of notes payable to common stock	$—	$—	$1,371,764

Conversion of Series C preferred stock to common stock	$—	$—	$1,004,486

Common stock issued for property and equipment	$—	$—	$3,099

Series A preferred stock issued for property and equipment	$—	$—	$20,000

Accrued cost for redemption of unexercised callable warrants	$—	$—	$6,114

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

Effective March 11, 2004, DeliaTroph (which was doing business at the time as Hyalozyme Therapeutics, Inc.), Global Yacht Services, Inc. (“Global”), a publicly traded Nevada corporation and Hyalozyme Acquisition Corporation (“Merger Sub”), a wholly owned subsidiary of Global, completed a transaction in which Merger Sub merged with and into DeliaTroph (the “Merger”), with DeliaTroph surviving as a wholly owned subsidiary of Global. On March 11, 2004, Global changed its name to Halozyme Therapeutics, Inc.

Although Global acquired Halozyme as a result of the Merger, the former shareholders of Halozyme held a majority of the voting interest in the combined enterprise as consideration for entering into the Merger. Additionally, the Merger resulted in Halozyme’s management and Board of Directors assuming operational control of Global. The Merger has been treated as a re-capitalization of Halozyme. Accordingly, the financial statements reflect the historical activity of Halozyme with the capital structure of Global. Prior to the Merger, Global had limited operations.

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

Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005 or for any future period. For further information, see the financial statements and disclosures thereto for the year ended December 31, 2004 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 11, 2005 and other regulatory reports and filings made with the Securities and Exchange Commission.

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

Had compensation cost for the Company’s outstanding employee stock options been determined based on the fair value at the grant dates for those options consistent with SFAS No. 123, the Company’s net loss and basic and diluted net loss per share, would have been changed to the following pro forma amounts:

	Three Months Ended
In Thousands	2005	2004
Net loss, as reported	$(3,193)	$(1,284)

Deduct: Total stock-based employee Compensation expense determined under Fair value based method for all awards	(346)	(249)

Pro forma net loss	$(3,539)	$(1,533)

Net loss per share, basic and diluted, as reported	$(0.06)	$(0.08)

Pro forma net loss per share, basic and diluted	$(0.07)	$(0.10)

SFAS No. 123 pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock-based employee compensation under the fair value method prescribed in SFAS No. 123. The fair value of the options was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions for the three months ended March 31, 2005 and 2004: weighted-average risk-free interest rate of 3.4% and 3.0%; a dividend yield of 0%; a stock price volatility of 84% and 100%; and a weighted-average life of the option of 48 months.

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

2. Inventories

Inventories are stated at the lower of cost or market and consist of raw materials of $22,185 and work in process of $24,960 used in the manufacture of the Company’s Cumulase™ product. Inventories are valued using a standard cost approach that approximates the first-in, first-out method. The inventory of work in process represents those units the Company expects to sell in the European Union and the United States or to be used in sampling programs.

3. Property and Equipment

	March	December
	2005	2004
Research equipment	$417,405	$333,403
Office equipment and furniture	136,828	102,775
Leasehold improvements	144,205	131,567

	698,438	567,745

Less accumulated depreciation and amortization	(382,357)	(332,240)

	$316,081	$235,505

Depreciation and amortization expense totaled $50,117 in 2005 and $21,497 in 2004.

4. Net Loss Per Common Share

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

	Three Months Ended
	2005	2004
Numerator - Net loss	$(3,193,077)	$(1,284,422)

Denominator - Weighted average shares outstanding	49,575,492	15,441,244

Net loss per share	$(0.06)	$(0.08)

Incremental common shares (not included because of their anti-dilutive nature)
Stock options	8,395,512	6,530,397
Stock warrants	11,675,846	11,742,665

Potential common equivalents	20,071,358	18,273,062

5. Commitments and Contingencies

Material Agreement – On March 24, 2005, Halozyme Therapeutics, Inc. (the “Company”) entered into a Development and Supply Agreement (the “Supply Agreement”) and a First Amendment to our existing Exclusive Distribution Agreement, dated August 13, 2004 (the “Distribution Agreement”) with Baxter Healthcare Corporation (“Baxter”). The following descriptions of the agreements are a summary of the material terms of the agreements. The Company will supply Baxter the active pharmaceutical ingredient, and Baxter will fill and finish the Hylenex™ product and hold it for subsequent distribution, pending regulatory approval. The Supply Agreement provides for additional product development opportunities that the parties may mutually decide to pursue. In addition, Baxter has a right of first refusal on certain product line extensions and select new products. The First Amendment provides for specific and consistent definitions among the Supply Agreement and Distribution Agreement, modifies various covenants of Baxter relating to the definition of sales and marketing costs and amends Section 1.2, “Territories”, to provide for a European market.

Baxter’s fill and finish facilities may require a pre-approval inspection (PAI). If Baxter fails this PAI, it could have a material adverse effect on our business. Difficulties in our relationship with Baxter or delays or interruptions in their fill and finish operations could limit or stop our ability to provide sufficient quantities of our products, on a timely basis, and if our products are approved, could limit or stop commercial sales, which would have a material adverse effect on our business and financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risks Related to Our Business and elsewhere in this Quarterly Report.

Overview – DeliaTroph Pharmaceuticals, Inc. (“DeliaTroph”), the predecessor company to Halozyme, was founded on February 26, 1998. On March 11, 2004, DeliaTroph merged with a publicly traded corporation, Global Yacht Services, Inc. (“Global”), to form Halozyme. Although Global (which changed its name to Halozyme Therapeutics, Inc. in connection with the Merger) acquired DeliaTroph as a result of the merger, the former shareholders of DeliaTroph held a majority of the voting interest in the combined enterprise immediately after the Merger. Additionally, the Merger resulted in DeliaTroph’s management and Board of Directors assuming operational control of Halozyme Therapeutics, Inc. Accordingly, the Merger has been treated as a re-capitalization of DeliaTroph and the financial information presented here and elsewhere in this report reflects the historical activity of DeliaTroph, unless otherwise indicated. Global conducted limited operations prior to the merger in a line of business wholly unrelated to biopharmaceutical operations, and the results of Global’s operations are not reflected in the financial information of Halozyme.

We are a development stage biopharmaceutical company dedicated to the development and planned commercialization of recombinant human enzymes for the infertility, ophthalmology, and oncology communities. Our products under development are based on intellectual property covering the family of human enzymes known as hyaluronidases. Hyaluronidases are enzymes (proteins) that break down hyaluronic acid, which is a naturally occurring substance in the human body. Currently, we have no product revenue and all of our potential products, with the exception of Cumulase, are either in the discovery, pre-clinical, or pre-NDA approval stage. It may be years, if ever, before we are able to obtain the necessary regulatory approvals necessary to generate meaningful revenue from the sale of these potential products. In addition, we have never generated any revenue from our biopharmaceutical operations and we have had operating and net losses each year since inception. We have accumulated a deficit of $16,264,958 from inception through March 31, 2005.

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

There have been successes in replacing animal-derived drugs with human recombinant biologics, as in the case of insulin, Pulmozyme® and human growth hormone. Our objective is to execute this recombinant human enzyme replacement strategy by applying our products under development to key markets in multiple therapeutic areas, beginning with in vitro fertilization and ophthalmology.

As an alternative to the existing animal-derived drugs, our proprietary technology, as evidenced by our exclusive license with the University of Connecticut of the patent covering the DNA sequence which encodes human hyaluronidase, may both expand existing markets and create new ones. Gaps in existing hyaluronidase offerings may create demand for our solution.

Revenues

We have not generated any revenues from product sales since our inception on February 26, 1998. Product revenue will depend on our ability to obtain regulatory approvals for and successfully commercialize our product candidates. We received a CE (European Conformity) Mark for Cumulase in December 2004, which allows the Company to market Cumulase in the European Union. In addition, we received FDA clearance for Cumulase in April 2005, which allows the Company to market Cumulase in the United States.

Costs and Expenses

Research and Development. Our research and development expenses consist primarily of costs associated with the development and manufacturing of our product candidates, compensation and other expenses for research and development personnel, supplies and materials, costs for consultants and related contract research, facility costs, amortization and depreciation. We charge all research and development expenses to operations as they are incurred. Our research and development activities are primarily focused on the development of our Cumulase and Hylenex (formerly referred to as Enhanze SC) product candidates which are both based on our recombinant human PH20 (rHuPH20) enzyme, a human synthetic version of hyaluronidase. We are also developing Chemophase, which is also based on our rHuPH20 enzyme, and are currently conducting pre-clinical studies in animal models.

Since our inception through March 31, 2005, we have incurred research and development costs of $11.4 million. From January 1, 2002 through March 31, 2005, approximately 90% of our research and development costs were associated with the research and development of our recombinant human PH20 enzyme used in our Cumulase and Hylenex product candidates. Due to the uncertainty in obtaining FDA approval, our reliance on third parties, and competitive pressures, we are unable to estimate with any certainty the additional costs we will incur in the continued development of our Cumulase, Hylenex, and Chemophase™ product candidates for commercialization. However, we expect our research and development costs to increase substantially if we are able to advance our product candidates into later stages of clinical development.

Clinical development timelines, likelihood of success, and total costs vary widely. Although we are currently focused primarily on advancing Cumulase, Hylenex, and Chemophase, we anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct to each project on an on-going basis in response to the scientific and clinical progress of each product candidate and other market developments.

Product candidate completion dates and costs vary significantly for each product candidate and are difficult to estimate. The lengthy process of seeking regulatory approvals, and the subsequent compliance with applicable regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations. While we received FDA clearance for our Cumulase product candidate in April 2005, and we filed an NDA for our Hylenex product candidate in March 2005, and we anticipate filing an IND for our Chemophase product candidate in the second quarter of 2005, we cannot be certain when or if any net cash inflow from these products or any of our other development projects will commence.

General and Administrative. General and administrative expenses consist primarily of compensation and other expenses related to our corporate operations and administrative employees, legal fees and other professional services expenses.

Other Income and Expense, Net. Other income and expense, net consists primarily of interest income earned on our cash and cash equivalents. For the prior year, other income and expense, net, also includes the liabilities assumed as a result of the Merger.

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

Results of Operations – Comparison of Three Months Ended March 31, 2005 and 2004

Revenues – Halozyme has generated no revenues since its inception on February 26, 1998.

Research and Development – Research and development expenses were $2,462,000 for the three months ended March 31, 2005 compared to $697,000 for the three months ended March 31, 2004. Our research and development expenses consisted primarily of costs associated with the development and manufacturing of our product candidates, compensation and other expenses for research and development personnel, supplies and materials, costs for consultants and related contract research, facility costs, amortization and depreciation. Research and development expenses increased by $1,765,000 due primarily to the completion of Cumulase 510(k) requirements, the completion of Hylenex NDA requirements, the hiring of additional research and development personnel, and contract manufacturing costs for development and production of our rHuPH20 enzyme for research, clinical and potential commercial use. In addition, we incurred a $250,000 expense for a milestone payment to the University of Connecticut related to the filing of our Hylenex NDA. We expect research and development costs to continue to increase in future periods as we increase our research efforts and continue to develop and manufacture our first two product candidates.

General and Administrative – General and administrative expenses were $809,000 for the three months ended March 31, 2005 compared to $511,000 for the three months ended March 31, 2004. General and administrative expenses increased by $298,000 due to the hiring of additional general and administrative personnel and the increased legal and accounting fees associated with becoming a public reporting entity. We anticipate that compliance with provisions of the Sarbanes-Oxley Act of 2002, including Section 404 relating to audits of our internal controls, will increase our general and administrative costs in future periods.

Other Income and Expense – Other income was $78,000 for the three months ended March 31, 2005 compared to $77,000 in other expense for the three months ended March 31, 2004. The increase in other income was due to an increase in interest income relating to our higher cash and cash equivalents. The other expense during the 2004 quarter was due to the assumption of Global’s liabilities as a result of the Merger.

Net Loss – Net loss for the three months ended March 31, 2005 was $3,193,000, or $0.06 per common share, compared to $1,284,000, or $0.08 per common share for the three months ended March 31, 2004. The increase in net loss was due to an increase in operating expenses, reflecting our increased research and development efforts and additional personnel.

Liquidity and Capital Resources – As of March 31, 2005, cash and cash equivalents were $13,130,000 versus $16,007,000 as of December 31, 2004, a decrease of $2,877,000. This decrease resulted primarily from net cash used in operations and for the purchase of property and equipment during the quarter.

Net cash used in operations was $3,057,000 during the three months ended March 31, 2005 compared to $879,000 of cash used in operations during the quarter ended March 31, 2004. This increased use of cash was due to an increase in our research and development efforts and additional personnel.

Net cash used in investing activities was $131,000 during the three months ended March 31, 2005 compared to $42,000 during the three months ended March 31, 2004. This was due to the increased purchase of property and equipment and leasehold improvements during 2005.

Net cash provided by financing activities was $311,000 during the three months ended March 31, 2005 versus $7,870,000 during the three months ended March 31, 2004. During the first quarter of 2005 we raised $164,000 through the exercise of stock options and $147,000 through the exercise of warrants. In January 2004, we sold common stock and warrants to purchase common stock for approximately $8,057,000, or $7,670,000 net of issuance costs.

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

Off-Balance Sheet Arrangements – As of March 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the provisions of SFAS No. 151, when applied, will have a material impact on our financial position or results of operations.”

RISK FACTORS

The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this quarterly report and those we may make from time to time. For a more detailed discussion of the factors that could cause actual results to differ, see the Risk Factors section in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 11, 2005.

Risks Related To Our Business

We have not generated any revenue from product sales to date; we have a history of net losses and negative cash flow, and may never achieve or maintain profitability.

We have not generated any revenue from product sales to date and may never generate significant revenues from future product sales. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years. We have never been profitable, and may never become profitable. Through March 31, 2005, we have incurred aggregate net losses of $16,264,958.

We may need to raise funds in the next twelve months, and there can be no assurance that such funds will be available.

During the next twelve months we may need to raise additional capital to complete the steps required to obtain FDA or other regulatory approval for any of our products. If we engage in acquisitions of companies, products, or technology in order to execute our business strategy, we may need to raise additional capital. We may be required to raise additional capital in the future through the public offering of securities, collaborative agreements, private financings and various other equity or debt financings, including calling outstanding warrants to purchase our common stock. Currently, warrants to purchase approximately 11.7 million shares of our common stock are outstanding and this amount of outstanding warrants may make us a less desirable candidate for investment for some potential investors. Approximately 5.9 million of our outstanding warrants contain a call feature that, potentially, will allow us to raise funds from the holders of these warrants. If our common stock closes at a price equal to or greater than $2.00 per share for twenty consecutive trading days, we have the ability, at our sole discretion, to call warrants exercisable for up to approximately 1,971,000 shares of common stock, provided that we have not exercised a call right in the preceding three months. Upon such a call, the holders of these warrants have thirty days to decide whether to either exercise their warrants at a price of $1.75 per share or receive $0.01 from us for each share of common stock that is not exercised. If we need to raise funds in the future and we wish to utilize this call right, we will not be able to exercise the call right if we do not meet the minimum closing price condition and, even if we meet this condition, we cannot be sure of the amounts that will be raised by such a call because some or all warrant holders may decide not to exercise their warrants. Considering our stage of development and the nature of our capital structure, if we are required to raise additional capital in the future, the additional financing may not be available on favorable terms, or at all. If we are successful in raising additional capital, a substantial number of additional shares will be outstanding and would dilute the ownership interest of our investors.

If we do not receive and maintain regulatory approvals for our product candidates, we will not be able to commercialize our products, which would substantially impair our ability to generate revenues.

With the exception of the December 2004 receipt of a CE (European Conformity) Mark and April 2005 FDA clearance for Cumulase, none of our product candidates have received regulatory approval from the FDA or from any similar national regulatory agency or authority in any other country in which we intend to do business. Approval from the FDA is necessary to manufacture and market pharmaceutical products in the United States. Many other countries including major European countries and Japan have similar requirements.

During March 2005, we filed an NDA for Hylenex. During April 2005, we received FDA clearance for Cumulase. Other manufacturers have FDA approved products for use as spreading agents, including ISTA Pharmaceuticals, Inc. (“ISTA”), with an ovine-derived hyaluronidase (Vitrase®) and Amphastar Pharmaceuticals, Inc., with a bovine (bull) hyaluronidase, Amphadase™. The FDA determined that each of these products were new chemical entities and hence afforded market exclusivity, precluding identical products from being marketed for a period of five years. On March 3, 2005, the FDA confirmed to us that Hylenex would be designated a new chemical entity. Therefore, we believe that it is unlikely that the Vitrase or Amphadase marketing exclusivity will apply to Hylenex; but if the FDA later changes its determination and decides that either or both apply to Hylenex, then such a decision could have a material adverse impact on our operations.

The processes for obtaining FDA approval are extensive, time-consuming and costly, and there is no guarantee that the FDA will approve our recently filed NDA application for Hylenex or any NDAs that we intend to file with respect to any of our product candidates, or that the timing of any such approval will be appropriate for our product launch schedule and other business priorities, which are subject to change. We have not currently begun the NDA approval process for any of our other potential products, and we may not be successful in obtaining such approvals for any of our potential products.

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

We have signed a commercial supply agreement with Avid Bioservices Incorporated (“Avid”), a contract manufacturing organization, to produce bulk recombinant human hyaluronidase for clinical use. Avid will produce the active pharmaceutical ingredient under current good manufacturing practices for commercial scale production and will provide support for chemistry, manufacturing and controls sections for FDA regulatory filings. The active pharmaceutical ingredient is used in Hylenex, which may require a pre-approval inspection. If Avid fails this pre-approval inspection, it could delay the potential approval of our Hylenex NDA and have a material adverse effect on our business. We have not established and may not be able to establish arrangements with additional manufacturers for these ingredients or products should the existing supplies become unavailable or in the event that our sole contract manufacturer is unable to adequately perform its responsibilities. Difficulties in our relationship with Avid or delays or interruptions in Avid’s supply of its requirements could limit or stop our ability to provide sufficient quantities of our products, on a timely basis, for clinical trials and, if our products are approved, could limit or stop commercial sales, which would have a material adverse effect on our business and financial condition.

If we have problems with the third parties that prepare, package and fill and finish our product candidates for distribution, our product development and commercialization efforts for these candidates could be delayed or stopped.

In the event that any of our product candidates are used in clinical trials or receive the necessary regulatory approval for commercialization, we rely on third parties to prepare, package and fill and finish the products prior to their distribution. If we are unable to locate third parties to perform these functions on terms that are economically acceptable to us, the progress of clinical trials could be delayed or even suspended and the commercialization of approved product candidates could be delayed or prevented. We currently utilize a third party to fill and finish Cumulase. In addition, we currently utilize Baxter Healthcare Corporation (“Baxter”) to fill and finish Hylenex under a development and supply agreement. Baxter may receive a pre-approval inspection by the FDA. If Baxter fails this pre-approval inspection, the potential commercialization of Hylenex, will likely be delayed. This could have a material adverse effect on our business.

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

As a result of our January 2004 private financing transaction, we issued 19,046,721 shares of common stock to certain private investors. In connection with this transaction we also issued warrants to the private investors for the purchase of 10,461,943 shares of common stock at purchase prices ranging from $0.77 to $1.75 per share. Currently, 8.3 million shares of common stock remain issuable upon exercise of these warrants. The exercise of these warrants could result in significant dilution to stockholders at the time of exercise. We filed a registration statement on Form SB-2 (Registration No. 333-114776), which was declared effective on August 12, 2004, covering the 29,508,664 shares issued to the private investors and issuable upon exercise of the warrants. We filed an amendment to this registration statement on Form S-3 (Registration No. 333-114776), which was declared effective on April 1, 2005.

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

Our stock price is subject to significant volatility. Overall market conditions, in addition to other risks and uncertainties described in this section and elsewhere in this report, may cause the market price of our common stock to fall. We participate in a highly dynamic industry, which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low stock prices during the last twelve months were $4.60 and $1.41, respectively. Fluctuations in the price of our common stock may be exacerbated by conditions in the healthcare and technology industry segments or conditions in the financial markets generally.

Recent trading in our stock has been limited, so investors may not be able to sell as much stock as they want to at prevailing market prices.

During the last ninety days, our average daily trading volume was approximately 167,000 shares. If limited trading in our stock continues, it may be difficult for stockholders to sell their shares in the public market at any given time at prevailing prices.

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

Extensive industry regulation has had, and will continue to have, a significant impact on our business. All pharmaceutical companies, including Halozyme, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the FDA and to a lesser extent by the U.S. Drug Enforcement Administration (“DEA”), and foreign and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packaging, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. Under certain of these regulations, Halozyme and its contract suppliers and manufacturers are subject to periodic inspection of its or their respective facilities, procedures and operations and/or the testing of products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that Halozyme and its contract suppliers and manufacturers are in compliance with all applicable regulations. The FDA also conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems, or our contract suppliers’ and manufacturers’ processes, are in compliance with current good manufacturing practices and other FDA regulations. If we, or our contract supplier, fail these inspections, we may not be able to commercialize our product in a timely manner without incurring significant additional costs, or at all.

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

We have numerous competitors in the United States and abroad, including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that may be developing competing products. Such competitors include Sigma-Aldrich Corporation, ISTA Pharmaceuticals, Inc. (ISTA), and Allergan, Inc., among others. These competitors may develop technologies and products that are more effective or less costly than our current or future product candidates or that could render our technologies and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking pre-clinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare. Other manufacturers have FDA approved products for use as spreading agents, including ISTA Pharmaceuticals, Inc. (“ISTA”), with an ovine-derived hyaluronidase (Vitrase®) and Amphastar Pharmaceuticals, Inc., with a bovine (bull) hyaluronidase, Amphadase™. The FDA determined that each of these products were new chemical entities and hence afforded market exclusivity, precluding identical products from being marketed for a period of five years. On March 3, 2005, the FDA confirmed to us that Hylenex would be designated a new chemical entity. Therefore, we believe that it is unlikely that the Vitrase or Amphadase marketing exclusivity will apply to Hylenex; but if the FDA later changes its determination and decides that either or both apply to Hylenex, then such a decision could have a material adverse impact on our operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish a report of management’s assessment of the effectiveness of our internal controls over financial reporting as part of our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2006. Our registered public accountant will then be required to attest to, and report on, our assessment. In order to issue our report, our management must document both the design for our internal controls over financial reporting and the testing processes that support management’s evaluation and conclusion. There can be no assurance that we will be able to complete the work necessary for our management to issue its management report in a timely manner, or that management will be able to report that our internal controls over financial reporting are effective.

Item 3. Controls and Procedures.

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

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During February 2005, existing shareholders exercised warrants to purchase 310,500 common shares for gross proceeds of $146,875. The shares and underlying warrants were purchased for investment in a private placement exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Title
2.1	Agreement of Merger between DeliaTroph Pharmaceuticals, Inc. and Registrant, dated January 28, 2004 (1)

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (2)

10.1	License Agreement between University of Connecticut and Registrant, dated November 15, 2002 (3)

10.2*	Agreement for Services between Avid Bioservices, Inc. and Registrant, dated November 19, 2003 (3)

10.3*	Distribution Agreement between MidAtlantic Diagnostics, Inc. and Registrant, dated January 30, 2004 (3)

10.4*	Distribution Agreement between MediCult AS and Registrant, dated February 9, 2004 (3)

10.5*	Distribution Agreement between Cook Ob/Gyn Incorporated and Registrant, dated April 13, 2004 (3)

10.6	2004 Stock Plan and Form of Option Agreement thereunder (4)

10.7	Form of Indemnity Agreement for Directors and Executive Officers (4)

10.8*	Exclusive Distribution Agreement between Baxter Healthcare and Registrant, dated August 13, 2004 (5)

10.9	Form of Callable Stock Purchase Warrant (4)

10.10	Securities Purchase Agreement between Registrant and the other signatories thereto, dated as of

Exhibit	Title
October 12, 2004 (6)

10.11	Form of Common Stock Purchase Warrant (6)

10.12	Registration Rights Agreement between Registrant and the other signatories thereto, dated as of October 12, 2004 (6)

10.13	DeliaTroph Pharmaceuticals, Inc. 2001 Amended and Restated Stock Plan and form of Stock Option Agreements for options assumed thereunder (7)

10.14	Nonstatutory Stock Option Agreement With Andrew Kim (7)

10.15*	Commercial Supply Agreement with Avid Bioservices, Inc. and Registrant, dated February 16, 2005 (8)

10.16*	Development and Supply Agreement with Baxter Healthcare Corporation and Registrant, dated March 24, 2005 (9)

10.17*	First Amendment to the Exclusive Distribution Agreement between Baxter Healthcare Corporation and Registrant, dated March 24, 2005 (9)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Information Statement on Schedule 14C filed on February 17, 2004.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 14, 2004.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Commission on April 23, 2004.

(4)	Incorporated by reference to the Registrant’s amendment number two to the Registration Statement on Form SB-2 filed with the Commission on July 23, 2004.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB, filed November 12, 2004.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed October 15, 2004.

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on October 26, 2004.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 22, 2005.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 30, 2005.

*	Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted from this agreement and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of San Diego, on May 13, 2005.

Halozyme Therapeutics, Inc., a Nevada corporation

Date: May 13, 2005	By:	/s/ Jonathan E. Lim

Jonathan E. Lim, MD
	Its:	President, Chief Executive Officer,
Chairman of the Board
(Principal Executive Officer)

Date: May 13, 2005	By:	/s/ David A. Ramsay

David A. Ramsay
	Its:	Secretary, Chief Financial Officer
(Principal Financial and Accounting Officer)