Form 10QSB
period 2005-06-30
HALOZYME THERAPEUTICS INC
filed 2005-08-09
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from____________________to__________________
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
Yes ☑ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 49,961,956 shares issued and outstanding as of July 31, 2005.
Transitional Small Business Disclosure Format (Check one):
Yes ☐ No ☑

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEET — UNAUDITED
AS OF JUNE 30, 2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,060,276
Accounts Receivable	67,780
Inventory	31,091
Prepaid expenses	387,105

Total current assets	10,546,252

PROPERTY AND EQUIPMENT, net	371,192

OTHER ASSETS	20,848

Total Assets	$10,938,292

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,413,585
Accrued expenses	301,828

Total current liabilities	1,715,413

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 100,000,000 shares authorized; 49,961,956 shares issued and outstanding	49,962
Additional paid-in-capital	28,306,209
Accumulated deficit	(19,133,292)

Total Stockholders’ Equity	9,222,879

Total Liabilities and Stockholders’ Equity	$10,938,292

The accompanying notes are an integral part of these financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
REVENUES:
Product Sales	$45,703	$—	$45,703	$—

EXPENSES:
Cost of sales	21,024	—	21,024	—
Research and development	2,172,949	1,521,576	4,635,239	2,218,157
Selling, general and administrative	797,388	567,550	1,606,009	1,078,521

Total Expenses	2,991,361	2,089,126	6,262,272	3,296,678

LOSS FROM OPERATIONS	(2,945,658)	(2,089,126)	(6,216,569)	(3,296,678)

Other income (expense), net	77,324	14,429	155,159	(62,441)

LOSS BEFORE INCOME TAXES	(2,868,334)	(2,074,697)	(6,061,410)	(3,359,119)

Income Tax Expense	—	—	—	—

NET LOSS	$(2,868,334)	$(2,074,697)	$(6,061,410)	$(3,359,119)

Net loss per share, basic and diluted	$(0.06)	$(0.05)	$(0.12)	$(0.12)

Shares used in computing net loss per share, basic and diluted	49,945,467	39,432,904	49,761,501	27,437,074

The accompanying notes are an integral part of these financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,061,410)	$(3,359,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111,137	51,434
Issuance of common stock and stock options for goods and services	146,802	—
Changes in operating assets and liabilities:
Accounts receivable	(45,620)	—
Inventory	20,730	—
Prepaid expenses and other assets	(321,482)	(87,907)
Accounts payable and accrued expenses	135,999	1,020,279

Net cash used in operating activities	(6,013,844)	(2,375,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(246,824)	(88,530)

Net cash used in investing activities	(246,824)	(88,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options — net	166,355	—
Proceeds from exercise of warrants — net	146,875	29,999
Contributed capital — net	—	7,870,146

Net cash provided by financing activities	313,230	7,900,145

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,947,438)	5,436,302

CASH AND CASH EQUIVALENTS, beginning of period	16,007,714	503,580

CASH AND CASH EQUIVALENTS, end of period	$10,060,276	$5,939,882

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non cash investing and financing activities:
Conversion of contributed capital to common stock	$—	$7,870,146

The accompanying notes are an integral part of these financial statements.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Organization and Business
Halozyme Therapeutics, Inc. (“Halozyme” or the “Company”) is a biopharmaceutical company dedicated to the development and commercialization of recombinant human enzymes for the infertility, ophthalmology, and oncology markets.
The Company’s operations to date have been limited to organizing and staffing the Company, acquiring, developing and securing its technology and undertaking product development for its existing product and for a limited number of product candidates. In June 2005, the Company launched its first product, Cumulase™, a product used in in-vitro fertilization, and transitioned from a development-stage organization to a commercial entity.
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
Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005 or for any future period. For further information, see the financial statements and disclosures thereto for the year ended December 31, 2004 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 11, 2005 and other regulatory reports and filings made with the Securities and Exchange Commission.
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
Had compensation cost for the Company’s outstanding employee stock options been determined based on the fair value at the grant dates for those options consistent with SFAS No. 123, the Company’s net loss and basic and diluted net loss per share, would have been changed to the following pro forma amounts:

	Three Months Ended		Six Months Ended
In Thousands	2005	2004	2005	2004
Net loss, as reported	$(2,868)	$(2,075)	$(6,061)	$(3,359)

Deduct: Total stock-based employee Compensation expense determined under Fair value based method for all awards	(302)	(547)	(648)	(796)

Pro forma net loss	$(3,170)	$(2,622)	$(6,709)	$(4,155)

Net loss per share, basic and diluted, as reported	$(0.06)	$(0.05)	$(0.12)	$(0.12)

Pro forma net loss per share, basic and diluted	$(0.06)	$(0.07)	$(0.13)	$(0.15)

SFAS No. 123 pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock-based employee compensation under the fair value method prescribed in SFAS No. 123. The fair value of the options was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions for the three months ended June 30, 2005 and 2004: weighted-average risk-free interest rate of 3.8% and 3.0%; a dividend yield of 0%; a stock price volatility of 80% and 100%; and a weighted-average life of the option of 48 months.
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

2. Accounts Receivable
Accounts receivable consists of the following:

	June	December
	2005	2004
Interest receivable	$20,324	$22,160
Trade receivables	47,456	—
Less allowance for doubtful accounts	—	—

Accounts Receivable, net	$67,780	$22,160

3. Inventory
Inventory is stated at the lower of cost or market and consist of raw materials of $17,793 and work in process of $13,298 used in the manufacture of the Company’s Cumulase™ product. Inventories are valued using a standard cost approach that approximates the first-in, first-out method. The inventory of work in process represents those units the Company expects to sell in the European Union and the United States.
4. Property and Equipment

	June	December
	2005	2004
Research equipment	$522,143	$333,403
Computer and office equipment	143,940	102,775
Leasehold improvements	148,486	131,567

	814,569	567,745

Less accumulated depreciation and amortization	(443,377)	(332,240)

	$371,192	$235,505

Depreciation and amortization expense totaled $61,020 and $29,936 for the three months ended June 30, 2005 and 2004 and $111,137 and $51,434 for the six months ended June 30, 2005 and 2004.
5. Net Loss Per Common Share
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

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
Numerator — Net loss	$(2,868,334)	$(2,074,697)	$(6,061,410)	$(3,359,119)

Denominator — Weighted average shares outstanding	49,945,467	39,432,904	49,761,501	27,437,074

Net loss per share	$(0.06)	$(0.05)	$(0.12)	$(0.12)

Incremental common shares (not included because of their anti-dilutive nature)	8,750,524	6,840,397	8,750,524	6,840,397
Stock options
Stock warrants	11,675,846	11,675,941	11,675,846	11,675,941

Potential common equivalents	20,426,370	18,516,338	20,426,370	18,516,338

6. Commitments and Contingencies
Material Agreement — On March 24, 2005, Halozyme Therapeutics, Inc. (the “Company”) entered into a Development and Supply Agreement (the “Supply Agreement”) and a First Amendment to our existing Exclusive Distribution Agreement, dated August 13, 2004 (the “Distribution Agreement”) with Baxter Healthcare Corporation (“Baxter”). The following descriptions of the agreements are a summary of the material terms of the agreements. The Company will supply Baxter the active pharmaceutical ingredient, and Baxter will fill and finish the Hylenex™ (formerly referred to as Enhanze SC) product and hold it for subsequent distribution, pending regulatory approval. The Supply Agreement provides for additional product development opportunities that the parties may mutually decide to pursue. In addition, Baxter has a right of first refusal on certain product line extensions and select new products. The First Amendment provides for specific and consistent definitions among the Supply Agreement and Distribution Agreement, modifies various covenants of Baxter relating to the definition of marketing and incremental sales costs, including the amount of marketing and incremental sales costs to be paid by Baxter and Halozyme, respectively, and amends Section 1.2, “Territories”, to provide for a European market.
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

We are a biopharmaceutical company dedicated to the development and planned commercialization of recombinant human enzymes for the infertility, ophthalmology, and oncology communities. Our existing product and our products under development are based on intellectual property covering the family of human enzymes known as hyaluronidases. Hyaluronidases are enzymes (proteins) that break down hyaluronic acid, which is a naturally occurring substance in the human body. Currently, we have limited revenue from product sales of Cumulase and all of our potential products, with the exception of Cumulase, are either in the discovery, pre-clinical, or pre-NDA approval stage. It may be years, if ever, before we are able to obtain the necessary regulatory approvals necessary to generate meaningful revenue from the sale of these potential products. In addition, we have only generated minimal revenue from our biopharmaceutical operations and we have had operating and net losses each year since inception. We have accumulated a deficit of $19,133,292 from inception through June 30, 2005.
Our technology is based on recombinant human PH20 (rHuPH20), a human synthetic version of hyaluronidase that degrades hyaluronic acid, a space-filling, “gel"-like substance that is a major component of tissues throughout the body, such as the skin and eyes. The PH20 enzyme is a naturally occurring enzyme that digests hyaluronic acid to temporarily break down the gel, thereby facilitating the penetration and dispersion of other drugs that are injected in the skin or in the muscle.
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
There have been successes in replacing animal-derived drugs with human recombinant biologics, as in the case of insulin, Pulmozyme ® and human growth hormone. Our objective is to execute this recombinant human enzyme replacement strategy by applying our products under development to key markets in multiple therapeutic areas, beginning with in vitro fertilization and ophthalmology.
As an alternative to the existing animal-derived drugs, our proprietary technology, as evidenced by our exclusive license with the University of Connecticut of the patent covering the DNA sequence which encodes human hyaluronidase, may both expand existing markets and create new ones.
Revenues
Product revenue will depend on our ability to develop, manufacture, obtain regulatory approvals for and successfully commercialize our product candidates. We received a CE (European Conformity) Mark for Cumulase in December 2004, which allows the Company to market Cumulase in the European Union. In addition, we received FDA clearance for Cumulase in April 2005, which allows the Company to market Cumulase in the United States. In June 2005, Cumulase was launched.

Costs and Expenses
Cost of Sales. Cost of sales consists primarily of third-party manufacturing costs, fill and finish costs, and freight associated with the sales of Cumulase and the write off related to short dating of certain Cumulase inventory.
Research and Development. Our research and development expenses consist primarily of costs associated with the development and manufacturing of our product candidates, compensation and other expenses for research and development personnel, supplies and materials, costs for consultants and related contract research, facility costs, amortization and depreciation. We charge all research and development expenses to operations as they are incurred. Our research and development activities are primarily focused on the development of our Cumulase and Hylenex™ (formerly referred to as Enhanze SC) product candidates which are both based on our recombinant human PH20 (rHuPH20) enzyme, a human synthetic version of hyaluronidase. We are also developing Chemophase, which is also based on our rHuPH20 enzyme, and are currently conducting pre-clinical studies in animal models.
Since our inception through June 30, 2005, we have incurred research and development costs of $13.6 million. From January 1, 2002 through June 30, 2005, approximately 90% of our research and development costs were associated with the research and development of our recombinant human PH20 enzyme used in our Cumulase and Hylenex product candidates. Due to the uncertainty in obtaining FDA approval, our reliance on third parties, and competitive pressures, we are unable to estimate with any certainty the additional costs we will incur in the continued development of our Hylenex and Chemophase™ product candidates for commercialization. However, we expect our research and development costs to increase substantially if we are able to advance our product candidates into later stages of clinical development.
Clinical development timelines, likelihood of success, and total costs vary widely. Although we are currently focused primarily on advancing Hylenex and Chemophase, we anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct to each project on an on-going basis in response to the scientific and clinical progress of each product candidate and other market developments.
Product candidate completion dates and costs vary significantly for each product candidate and are difficult to estimate. The lengthy process of seeking regulatory approvals, and the subsequent compliance with applicable regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations. While we filed an NDA for our Hylenex product candidate in March 2005 and we submitted an IND for our Chemophase product candidate in June 2005, we cannot be certain when or if any net cash inflow from these product candidates or any of our other development projects will commence.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and other expenses related to our corporate operations and administrative employees, legal fees, other professional services expenses, and marketing expenses.
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
Revenue Recognition and Accounts Receivable
Revenue is recognized when the transfer of ownership occurs, upon shipment to the distributor. Accounts receivable is recorded net of an allowance for doubtful accounts. Currently, the allowance for doubtful accounts is zero as the collectibility of accounts receivable is reasonably assured. We are not obligated to accept from customers the return of products that have reached their expiration date. Thus, no allowance for product returns has been established.
Inventory and Property and Equipment
Our critical accounting policies also include estimating the useful lives of fixed assets and the resulting depreciation expense and the amount and valuation of inventory.
Results of Operations — Comparison of Three Months Ended June 30, 2005 and 2004
Revenues — Product sales were $46,000 for the three months ended June 30, 2005 and consisted of sales of Cumulase, which we launched in June 2005.
Cost of Sales — Cost of sales were $21,000 for the three months ended June 30, 2005 and consisted primarily of third-party manufacturing costs, fill and finish costs, and freight associated with the sales of Cumulase and the write off related to short dating of certain Cumulase inventory.
Research and Development — Research and development expenses were $2,173,000 for the three months ended June 30, 2005 compared to $1,522,000 for the three months ended June 30, 2004. Our research and development expenses consisted primarily of costs associated with the development and manufacturing of our product candidates, compensation and other expenses for research and development personnel, supplies and materials, costs for consultants and related contract research, facility costs, amortization and depreciation. Research and development expenses increased by $651,000 due primarily to the completion of Cumulase 510(k) requirements, the completion of Hylenex (formerly referred to as Enhanze SC) NDA requirements, the hiring of additional research and development personnel, and contract manufacturing costs for development and production of our rHuPH20 enzyme for research, clinical and commercial use. We expect research and development costs to continue to increase in future periods as we increase our research efforts and continue to develop and manufacture our product candidates.
Selling, General and Administrative — Selling, general and administrative expenses were $797,000 for the three months ended June 30, 2005 compared to $568,000 for the three months ended June 30, 2004. Selling, general and administrative expenses increased by $229,000 due to the hiring of additional general and administrative personnel, the increased legal and accounting fees associated with becoming a public reporting entity and increased marketing costs associated with the launch of Cumulase. We anticipate that compliance with provisions of the Sarbanes-Oxley Act of 2002, including Section 404 relating to audits of our internal controls, will increase our general and administrative costs in future periods.
Other Income and Expense — Other income was $77,000 for the three months ended June 30, 2005 compared to $14,000 in other income for the three months ended June 30, 2004. The increase in other income was due to an increase in interest income relating to our higher cash and cash equivalents.
Net Loss — Net loss for the three months ended June 30, 2005 was $2,868,000 or $0.06 per common share, compared to $2,075,000, or $0.05 per common share for the three months ended June 30, 2004. The increase in net loss was due to an increase in operating expenses, reflecting our increased research and development efforts and additional personnel.

Results of Operations — Comparison of Six Months Ended June 30, 2005 and 2004
Revenues — Product sales were $46,000 for the three months ended June 30, 2005 and consisted of sales of Cumulase, which we launched in June 2005.
Cost of Sales — Cost of sales were $21,000 for the six months ended June 30, 2005 and consisted primarily of third-party manufacturing costs, fill and finish costs, and freight associated with the sales of Cumulase and the write off related to short dating of certain Cumulase inventory.
Research and Development — Research and development expenses were $4,635,000 for the six months ended June 30, 2005 compared to $2,218,000 for the six months ended June 30, 2004. Our research and development expenses consisted primarily of costs associated with the development and manufacturing of our product candidates, compensation and other expenses for research and development personnel, supplies and materials, costs for consultants and related contract research, facility costs, amortization and depreciation. Research and development expenses increased by $2,417,000 due primarily to the completion of Cumulase 510(k) requirements, the completion of Hylenex NDA requirements, the completion of the Chemophase IND, the hiring of additional research and development personnel, and contract manufacturing costs for development and production of our rHuPH20 enzyme for research, clinical and potential commercial use. In addition, we incurred a $250,000 expense for a milestone payment to the University of Connecticut related to the filing of our Hylenex NDA. We expect research and development costs to continue to increase in future periods as we increase our research efforts and continue to develop and manufacture our first two product candidates.
Selling, General and Administrative — Selling, general and administrative expenses were $1,606,000 for the six months ended June 30, 2005 compared to $1,079,000 for the six months ended June 30, 2004. Selling, general and administrative expenses increased by $527,000 due to the hiring of additional general and administrative personnel, the increased legal and accounting fees associated with becoming a public reporting entity and increased marketing costs associated with the launch of Cumulase. We anticipate that compliance with provisions of the Sarbanes-Oxley Act of 2002, including Section 404 relating to audits of our internal controls, will increase our general and administrative costs in future periods.
Other Income and Expense — Other income was $155,000 for the six months ended June 30, 2005 compared to $62,000 in other expense for the six months ended June 30, 2004. The increase in other income was due to an increase in interest income relating to our higher cash and cash equivalents. The other expense during 2004 was due to the assumption of Global’s liabilities as a result of the Merger partially offset by interest income during the period.
Net Loss — Net loss for the six months ended June 30, 2005 was $6,061,000 or $0.12 per common share, compared to $3,359,000 or $0.12 per common share for the six months ended June 30, 2004. The increase in net loss was due to an increase in operating expenses, reflecting our increased research and development efforts and additional personnel.
Liquidity and Capital Resources — As of June 30, 2005, cash and cash equivalents were $10,060,000 versus $16,007,000 as of December 31, 2004, a decrease of $5,947,000. This decrease resulted primarily from net cash used in operations and for the purchase of property and equipment.
Net cash used in operations was $6,014,000 during the six months ended June 30, 2005 compared to $2,375,000 of cash used in operations during the six months ended June 30, 2004. This increased use of cash was due to an increase in our research and development efforts and additional personnel.
Net cash used in investing activities was $247,000 during the six months ended June 30, 2005 compared to $89,000 during the six months ended June 30, 2004. This was due to the increased purchase of property and equipment and leasehold improvements during 2005.
Net cash provided by financing activities was $313,000 during the six months ended June 30, 2005 versus approximately $7,900,000 during the six months ended June 30, 2004. During the first half of 2005 we raised $166,000 through the exercise of stock options and $147,000 through the exercise of warrants. In January 2004, we sold common stock and warrants to purchase common stock for approximately $8,057,000, or $7,670,000 net of issuance costs.

We expect our cash requirements to increase significantly as we continue to increase our research and development for, seek regulatory approvals of, and develop and manufacture our current product candidates. As we expand our research and development efforts and pursue additional product opportunities, we anticipate significant cash requirements for hiring of personnel, capital expenditures and investment in additional internal systems and infrastructure.
The amount and timing of cash requirements will depend on the research, development, manufacture, regulatory and market acceptance of our product candidates, if any, and the resources we devote to researching, developing, manufacturing, commercializing and supporting our product candidates.
We believe that our current cash and cash equivalents will be sufficient to fund our operations into 2006. Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds from our recent private financing. We may finance future cash needs through the sale of other equity securities, the exercise of our callable warrants, strategic collaboration agreements and debt financing. On June 10, 2005, we filed a shelf registration statement on Form S-3 (Registration No. 333-125731), which was declared effective on June 17, 2005, which will permit us, from time to time, to offer and sell up to $50 million of equity or debt securities. We cannot be certain that our existing cash and cash equivalents will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs or delay the launch of our product candidates. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
Off-Balance Sheet Arrangements — As of June 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
Risks Related To Our Business
We have generated only minimal revenue from product sales to date; we have a history of net losses and negative cash flow, and may never achieve or maintain profitability.
We have generated only minimal revenue from product sales to date and may never generate significant revenues from future product sales. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years. We have never been profitable, and may never become profitable. Through June 30, 2005, we have incurred aggregate net losses of $19,133,292.
We will need to raise funds in the next twelve months, and there can be no assurance that such funds will be available.
During the next twelve months we will need to raise additional capital to complete the steps required to obtain FDA or other regulatory approval for any of our products and to fund general operations. If we engage in acquisitions of companies, products, or technology in order to execute our business strategy, we may need to raise additional capital. We may be required to raise additional capital in the future through the public offering of securities, collaborative agreements, private financings and various other equity or debt financings, including calling outstanding warrants to purchase our common stock.
Currently, warrants to purchase approximately 11.7 million shares of our common stock are outstanding and this amount of outstanding warrants may make us a less desirable candidate for investment for some potential investors. Approximately 5.9 million of our outstanding warrants contain a call feature that, potentially, may allow us to raise funds from the holders of these warrants. If our common stock closes at a price equal to or greater than $2.00 per share for twenty consecutive trading days, we have the ability, at our sole discretion, to call warrants exercisable for up to approximately 1,971,000 shares of common stock, provided that we have not exercised a call right in the preceding three months. Upon such a call, the holders of these warrants have thirty days to decide whether to either exercise their warrants at a price of $1.75 per share or receive $0.01 from us for each share of common stock that is not exercised. If we need to raise funds in the future and we wish to utilize this call right, we will not be able to exercise the call right if we do not meet the minimum closing price condition and, even if we meet this condition, we cannot be sure of the amounts that will be raised by such a call because some or all warrant holders may decide not to exercise their warrants.
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

During March 2005, we filed a new drug application (“NDA”) for the spreading agent Hylenex (formerly referred to as Enhanze SC), the first product in our Enhanze™ Technology platform. Other manufacturers have FDA approved products for use as spreading agents, including ISTA Pharmaceuticals, Inc. (“ISTA”), with an ovine-derived hyaluronidase (Vitrase ®) and Amphastar Pharmaceuticals, Inc., with a bovine (bull) hyaluronidase, Amphadase™. The FDA determined that each of these products were new chemical entities and hence afforded market exclusivity, precluding identical products from being marketed for a period of five years. On March 3, 2005, the FDA confirmed to us that Hylenex would be designated a new chemical entity. Therefore, we believe that it is unlikely that the Vitrase or Amphadase marketing exclusivity will apply to Hylenex; but if the FDA later changes its determination and decides that either or both apply to Hylenex, then such a decision could have a material adverse impact on our operations.
During June 2005, we submitted an investigational new drug application (“IND”) in order to begin clinical testing of our Chemophase product candidate. If the FDA determines that our IND is deficient, we may be required to perform substantial additional work which could require significant additional expense and delay our clinical trials.
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

During June 2005, we submitted an investigational new drug application (“IND”) in order to begin clinical testing of our Chemophase product candidate, which the FDA needs to determine is satisfactory to allow the initiation of clinical trials. If the FDA determines that our IND is deficient, we may be required to perform substantial additional work. This could require significant additional expense and delay any initiation of our clinical trials.
In addition, we intend to market certain of our products, and perhaps have certain of our products manufactured, in foreign countries. The process of obtaining regulatory approvals in foreign countries is subject to delay and failure for many of the same reasons set forth above as well as for reasons that vary from jurisdiction to jurisdiction.
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
Assuming that we obtain the necessary regulatory approvals, a number of factors may affect the market acceptance of any of our existing product candidates or any other products we develop or acquire in the future, including, among others:
•	the price of our products relative to other therapies for the same or similar treatments;

•	the perception by patients, physicians and other members of the health care community of the effectiveness and safety of our products for their prescribed treatments;

•	our ability to fund our sales and marketing efforts;

•	the degree to which the use of our products is restricted by the product label approved by the FDA;

•	the effectiveness of our sales and marketing efforts; and

•	the introduction of generic competitors.
If our products do not gain market acceptance, we may not be able to fund future operations, including the development or acquisition of new product candidates and/or our sales and marketing efforts for our approved products, which would cause our business to suffer.
In addition, our ability to market and promote our product candidates will be restricted to the labels approved by the FDA. If the approved labels are restrictive, our sales and marketing efforts may be negatively affected.
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
We have entered into non-exclusive distribution agreements with MediCult AS, a Denmark-based distributor, MidAtlantic Diagnostics, Inc., a New Jersey-based distributor, and Cook Ob/Gyn Incorporated, an Indiana-based distributor, to market and sell our Cumulase product. We have entered into an exclusive sales and marketing agreement with Baxter Healthcare Corporation (“Baxter”) to market and sell our Hylenex product candidate, pending FDA approval. On March 24, 2005, we entered into a Supply Agreement and a First Amendment to our existing sales and marketing agreement with Baxter. The First Amendment provides for specific and consistent definitions among the Supply Agreement and sales and marketing agreement, modifies various covenants of Baxter relating to the definition of marketing and incremental sales costs, including the amount of marketing and incremental sales costs to be paid by Baxter and Halozyme, respectively, and amends Section 1.2, “Territories”, to provide for a European market.
We depend upon the efforts of these third parties to promote and sell our Cumulase product and our Hylenex product candidate, pending FDA approval, but there can be no assurance that the efforts of these third parties will result in product sales.
If we have problems with our sole contract manufacturer, our product development and commercialization efforts or our product candidates could be delayed or stopped.
We have signed a commercial supply agreement with Avid Bioservices Incorporated (“Avid”), a contract manufacturing organization, to produce bulk recombinant human hyaluronidase for clinical and commercial use. Avid will produce the active pharmaceutical ingredient under current good manufacturing practices for commercial scale production and will provide support for chemistry, manufacturing and controls sections for FDA regulatory filings. The active pharmaceutical ingredient is used in Hylenex, which will require a pre-approval inspection. If Avid fails this pre-approval inspection, it will likely delay the potential approval of our Hylenex NDA and have a material adverse effect on our business. We have not established and may not be able to establish arrangements with additional manufacturers for these ingredients or products should the existing supplies become unavailable or in the event that our sole contract manufacturer is unable to adequately perform its responsibilities. Difficulties in our relationship with Avid or delays or interruptions in Avid’s supply of its requirements could limit or stop our ability to provide sufficient quantities of our products, on a timely basis, for clinical trials and, if our products are approved, could limit or stop commercial sales, which would have a material adverse effect on our business and financial condition.
If we have problems with the third parties that prepare, package and fill and finish our product candidates for distribution, our product development and commercialization efforts for these candidates could be delayed or stopped.
In the event that any of our product candidates are used in clinical trials or receive the necessary regulatory approval for commercialization, we rely on third parties to prepare, package and fill and finish the products prior to their distribution. If we are unable to locate third parties to perform these functions on terms that are economically acceptable to us, the progress of clinical trials could be delayed or even suspended and the commercialization of approved product candidates could be delayed or prevented. We currently utilize a third party to fill and finish Cumulase. In addition, we currently utilize Baxter Healthcare Corporation (“Baxter”) to fill and finish Hylenex under a development and supply agreement. Baxter may receive a pre-approval inspection by the FDA. If Baxter fails this pre-approval inspection, the potential approval of our Hylenex NDA, will likely be delayed. This could have a material adverse effect on our business.
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
Furthermore, if we were to lose key management personnel, particularly Jonathan Lim, MD, our chief executive officer, or Gregory Frost, PhD, our chief scientific officer, then we would likely lose some portion of our institutional knowledge and technical know-how, potentially causing a substantial delay in one or more of our development programs until adequate replacement personnel could be hired and trained. For example, Dr. Frost has been with us from soon after our inception, and he possesses a substantial amount of knowledge about our development efforts. If we were to lose his services, we would experience delays in meeting our product development schedules. We have not entered into any retention or other agreements specifically designed to motivate officers or other employees to remain with Halozyme other than standard agreements relating to the vesting of stock options that every optionee of Halozyme must enter into as a condition of receiving an option grant. We do not have key man life insurance policies on the lives of any of our employees, including Dr. Lim and Dr. Frost.
Future sales of shares of our common stock, including sales of shares issued in our most recent financings, may negatively affect our stock price.
As a result of our January 2004 private financing transaction, we issued 19,046,721 shares of common stock to certain private investors. In connection with this transaction we also issued warrants to the private investors for the purchase of 10,461,943 shares of common stock at purchase prices ranging from $0.77 to $1.75 per share. Currently, 8.3 million shares of common stock remain issuable upon exercise of these warrants. The exercise of these warrants could result in significant dilution to stockholders at the time of exercise. We filed a registration statement on Form S-3 (Registration No. 333-114776), which was declared effective on April 1, 2005, covering 23,902,482 of the shares issued in the January 2004 private financing transaction and issuable upon exercise of the warrants issued in that transaction.
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
On June 10, 2005, we filed a shelf registration statement on Form S-3 (Registration No. 333-125731), which was declared effective on June 17, 2005, which will permit us, from time to time, to offer and sell up to $50 million of equity or debt securities. Sales of substantial amounts of shares of our common stock, or even the potential for such sales through the exercise of warrants, could lower the market price of our common stock and impair the Company’s ability to raise capital through the sale of equity securities.
Our stock price is subject to significant volatility.
Overall market conditions, in addition to other risks and uncertainties described in this section and elsewhere in this report, may cause the market price of our common stock to fall. We participate in a highly dynamic industry, which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our closing high and low stock prices during the last twelve months were $3.10 and $1.41, respectively. Fluctuations in the price of our common stock may be exacerbated by conditions in the healthcare and technology industry segments or conditions in the financial markets generally.
Recent trading in our stock has been limited, so investors may not be able to sell as much stock as they want to at prevailing market prices.
During the last ninety days, our average daily trading volume was approximately 35,000 shares. If limited trading in our stock continues, it may be difficult for stockholders to sell their shares in the public market at any given time at prevailing prices.
Our decision to redeem outstanding warrants may drive down the market price of our stock.
As discussed above in the Risk Factor titled “We will need to raise funds in the next twelve months, and there can be no assurance that such funds will be available” we may have the ability to redeem certain outstanding warrants, under certain conditions, that may be exercised for approximately 5.9 million shares of common stock. The redemption price for these warrants is $0.01 per share, but the warrant holders have the opportunity to exercise their warrants prior to redemption at the price of $1.75 per share. If we decide to redeem any portion of our outstanding warrants in the future, some selling security holders may choose to sell outstanding shares of common stock in order to finance the exercise of the warrants prior to their redemption. This pattern of selling may result in a reduction of our common stock’s market price.
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
We have numerous competitors in the United States and abroad, including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that may be developing competing products. Such competitors include, but are not limited to, Sigma-Aldrich Corporation, ISTA Pharmaceuticals, Inc. (ISTA), and Amphastar Pharmaceuticals, Inc., among others. These competitors may develop technologies and products that are more effective or less costly than our current or future product candidates or that could render our technologies and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking pre-clinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare. Other manufacturers have FDA approved products for use as spreading agents, including ISTA Pharmaceuticals, Inc. (“ISTA”), with an ovine-derived hyaluronidase (Vitrase ®) and Amphastar Pharmaceuticals, Inc., with a bovine (bull) hyaluronidase, Amphadase™. The FDA determined that each of these products were new chemical entities and hence afforded market exclusivity, precluding identical products from being marketed for a period of five years. On March 3, 2005, the FDA confirmed to us that Hylenex would be designated a new chemical entity. Therefore, we believe that it is unlikely that the Vitrase or Amphadase marketing exclusivity will apply to Hylenex; but if the FDA later changes its determination and decides that either or both apply to Hylenex, then such a decision could have a material adverse impact on our operations.

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
Changes in Internal Controls Over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION
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
None.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
The Company’s Annual Meeting of Stockholders was held on April 21, 2005. Three proposals were considered. The first proposal was to elect two Class I directors, one Class II director and two Class III directors, to hold office for three, one and two-year terms respectively until their successors are elected and qualified, and each candidate received the following votes:

	For	Withheld
Kenneth J. Kelley (Class I)	36,930,878	43,675
Jonathan E. Lim (Class I)	36,930,858	43,695
John S. Patton (Class II)	36,930,428	44,125
Robert L. Engler (Class III)	36,930,778	43,775
Gregory I. Frost (Class III)	36,930,778	43,775
All of the foregoing candidates were elected.
The second proposal was to approve the Company’s 2004 Stock Plan and to reserve an aggregate of 10,000,000 shares of Common Stock for issuance under the Company’s existing 2001 Stock Plan and the 2004 Stock Plan. This proposal received the following votes:

Shares
For approval	26,383,899
Against approval	1,160,045
Abstained	1,225,088
Broker Non-Votes	8,205,521
The foregoing proposal was approved.
The third proposal was to ratify the selection of Cacciamatta Accountancy Corporation as the Company’s independent auditors for the fiscal year ending December 31, 2005. This proposal received the following votes:

Shares
For approval	36,561,123
Against approval	29,000
Abstained	384,430
The foregoing proposal was approved.

Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit	Title
2.1	Agreement of Merger between DeliaTroph Pharmaceuticals, Inc. and Registrant, dated January 28, 2004 (1)

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws as Amended (2)

10.1	License Agreement between University of Connecticut and Registrant, dated November 15, 2002 (3)

10.2*	Agreement for Services between Avid Bioservices, Inc. and Registrant, dated November 19, 2003 (3)

10.3*	Distribution Agreement between MidAtlantic Diagnostics, Inc. and Registrant, dated January 30, 2004 (3)

10.4*	Distribution Agreement between MediCult AS and Registrant, dated February 9, 2004 (3)

10.5*	Distribution Agreement between Cook Ob/Gyn Incorporated and Registrant, dated April 13, 2004 (3)

10.6	2004 Stock Plan and Form of Option Agreement thereunder (4)

10.7	Form of Indemnity Agreement for Directors and Executive Officers (4)

10.8*	Exclusive Distribution Agreement between Baxter Healthcare and Registrant, dated August 13, 2004 (5)

10.9	Form of Callable Stock Purchase Warrant (4)

10.10	Securities Purchase Agreement between Registrant and the other signatories thereto, dated as of October 12, 2004 (6)

10.11	Form of Common Stock Purchase Warrant (6)

10.12	Registration Rights Agreement between Registrant and the other signatories thereto, dated as of October 12, 2004 (6)

10.13	DeliaTroph Pharmaceuticals, Inc. 2001 Amended and Restated Stock Plan and form of Stock Option Agreements for options assumed thereunder (7)

10.14	Nonstatutory Stock Option Agreement With Andrew Kim (7)

10.15*	Commercial Supply Agreement with Avid Bioservices, Inc. and Registrant, dated February 16, 2005 (8)

10.16*	Development and Supply Agreement with Baxter Healthcare Corporation and Registrant, dated March 24, 2005 (9)

10.17*	First Amendment to the Exclusive Distribution Agreement between Baxter Healthcare Corporation and Registrant, dated March 24, 2005 (9)

10.18	Halozyme Therapeutics, Inc. 2005 Outside Directors’ Stock Plan (10)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Information Statement on Schedule 14C filed on February 17, 2004.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 14, 2004.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Commission on April 23, 2004.

(4)	Incorporated by reference to the Registrant’s amendment number two to the Registration Statement on Form SB-2 filed with the Commission on July 23, 2004.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB, filed November 12, 2004.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed October 15, 2004.

Exhibit	Title
(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on October 26, 2004.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 22, 2005.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 30, 2005.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 6, 2005.

*	Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted from this agreement and have been filed separately with the Securities and Exchange Commission.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of San Diego, on August 9, 2005.

Halozyme Therapeutics, Inc., a Nevada corporation

Date: August 9, 2005	By:	/s/ Jonathan E. Lim

Jonathan E. Lim, MD
	Its:	President, Chief Executive Officer,
Chairman of the Board
(Principal Executive Officer)

Date: August 9, 2005	By:	/s/ David A. Ramsay

David A. Ramsay
	Its:	Secretary, Chief Financial Officer
(Principal Financial and Accounting Officer)