Form 10QSB
period 2005-09-30
HALOZYME THERAPEUTICS INC
filed 2005-11-14
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2005

OR

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
The number of shares of the registrant’s outstanding common stock as of October 31, 2005 was 50,045,757.
Transitional Small Business Disclosure Format (Check one):
Yes ☐ No ☑

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEET — UNAUDITED
AS OF SEPTEMBER 30, 2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,635,623
Accounts receivable, net	41,274
Inventory	45,354
Prepaid expenses	215,002

Total current assets	6,937,253

PROPERTY AND EQUIPMENT, net	425,140

OTHER ASSETS	22,835

Total Assets	$7,385,228

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,441,144
Accrued expenses	370,366

Total current liabilities	1,811,510

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 100,000,000 shares authorized; 50,045,757 shares issued and outstanding	50,045
Additional paid-in-capital	28,357,440
Accumulated deficit	(22,833,767)

Total Stockholders’ Equity	5,573,718

Total Liabilities and Stockholders’ Equity	$7,385,228

The accompanying notes are an integral part of these financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
REVENUES:
Product Sales	$25,644	$—	$71,347	$—

EXPENSES:
Cost of sales	10,091	—	31,115	—
Research and development	3,173,261	2,598,335	7,808,500	4,816,492
Selling, general and administrative	608,090	664,896	2,214,098	1,743,417

Total Expenses	3,791,442	3,263,231	10,053,713	6,559,909

LOSS FROM OPERATIONS	(3,765,798)	(3,263,231)	(9,982,366)	(6,559,909)

Other income (expense), net	65,322	10,086	220,480	(52,355)

LOSS BEFORE INCOME TAXES	(3,700,476)	(3,253,145)	(9,761,886)	(6,612,264)

Income Tax Expense	—	—	—	—

NET LOSS	$(3,700,476)	$(3,253,145)	$(9,761,886)	$(6,612,264)

Net loss per share, basic and diluted	$(0.07)	$(0.08)	$(0.20)	$(0.21)

Shares used in computing net loss per share, basic and diluted	49,978,696	39,573,312	49,834,695	31,512,015

The accompanying notes are an integral part of these financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,761,886)	$(6,612,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155,070	84,002
Gain on disposal of equipment	(1,200)	—
Issuance of common stock and stock options for goods and services	146,802	33,000
Changes in operating assets and liabilities:
Accounts receivable	(19,114)	—
Inventory	6,468	—
Prepaid expenses and other assets	(151,366)	(132,733)
Accounts payable and accrued expenses	232,096	1,717,991

Net cash used in operating activities	(9,393,130)	(4,910,004)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(343,505)	(112,420)

Net cash used in investing activities	(343,505)	(112,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options — net	176,422	—
Proceeds from exercise of warrants — net	188,122	128,999
Contributed capital — net	—	7,870,146

Net cash provided by financing activities	364,544	7,999,145

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,372,091)	2,976,721

CASH AND CASH EQUIVALENTS, beginning of period	16,007,714	503,580

CASH AND CASH EQUIVALENTS, end of period	$6,635,623	$3,480,301

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non cash investing and financing activities:
Conversion of contributed capital to common stock	$—	$7,870,146

The accompanying notes are an integral part of these financial statements.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Organization and Business
Halozyme Therapeutics, Inc. (“Halozyme” or the “Company”) is a biopharmaceutical company dedicated to the development and commercialization of recombinant human enzymes for the infertility, ophthalmology, drug delivery, and oncology markets.
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
Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005 or for any future period. For further information, see the financial statements and disclosures thereto for the year ended December 31, 2004 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 11, 2005 and other regulatory reports and filings made with the Securities and Exchange Commission.
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
Had compensation cost for the Company’s outstanding employee stock options been determined based on the fair value at the grant dates for those options consistent with SFAS No. 123, the Company’s net loss and basic and diluted net loss per share, would have been changed to the following pro forma amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In Thousands (except per share data)	2005	2004	2005	2004
Net loss, as reported	$(3,700)	$(3,253)	$(9,762)	$(6,612)

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(288)	(599)	(936)	(1,395)

Pro forma net loss	$(3,988)	$(3,852)	$(10,698)	$(8,007)

Net loss per share, basic and diluted, as reported	$(0.07)	$(0.08)	$(0.20)	$(0.21)

Pro forma net loss per share, basic and diluted	$(0.08)	$(0.10)	$(0.21)	$(0.25)

SFAS No. 123 pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock-based employee compensation under the fair value method prescribed in SFAS No. 123. The fair value of the options was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions for the three months ended September 30, 2005 and 2004: weighted-average risk-free interest rate of 4.1% and 3.0%; a dividend yield of 0%; a stock price volatility of 76% and 100%; and a weighted-average life of the option of 48 months.
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

2. Accounts Receivable
Accounts receivable consists of the following:

	September 30,	December 31,
	2005	2004
Interest receivable	$18,600	$22,160
Trade receivables	22,674	—
Less allowance for doubtful accounts	—	—

Accounts receivable, net	$41,274	$22,160

3. Inventory
Inventory is stated at the lower of cost or market and consists of raw materials of $9,489 and work in process of $35,865 used in the manufacture of the Company’s Cumulase product. Inventories are valued using a standard cost approach that approximates the first-in, first-out method. The inventory of raw materials and work in process represents those units the Company expects to sell in the European Union and the United States.
4. Property and Equipment

	September 30,	December 31,
	2005	2004
Research equipment	$614,050	$333,403
Computer and office equipment	143,940	102,775
Leasehold improvements	148,486	131,567

	906,476	567,745

Less accumulated depreciation and amortization	(481,336)	(332,240)

	$425,140	$235,505

Depreciation and amortization expense totaled $44,000 and $33,000 for the three months ended September 30, 2005 and 2004 and $155,000 and $84,000 for the nine months ended September 30, 2005 and 2004.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator — Net loss	$(3,700,476)	$(3,253,145)	$(9,761,886)	$(6,612,264)

Denominator — Weighted average shares outstanding	49,978,696	39,573,312	49,834,695	31,512,015

Net loss per share	$(0.07)	$(0.08)	$(0.20)	$(0.21)

Incremental common shares (not included because of their anti-dilutive nature)
Stock options	8,647,521	7,013,397	8,647,521	7,013,397
Stock warrants	11,622,048	11,459,885	11,622,048	11,459,885

Potential common equivalents	20,269,569	18,473,282	20,269,569	18,473,282

6. Commitments and Contingencies
Material Agreement — On March 24, 2005, Halozyme Therapeutics, Inc. (the “Company”) entered into a Development and Supply Agreement (the “Supply Agreement”) and a First Amendment to the existing Exclusive Distribution Agreement, dated August 13, 2004 (the “Distribution Agreement”) with Baxter Healthcare Corporation (“Baxter”). The following descriptions of the agreements are a summary of the material terms of the agreements. The Company will supply Baxter the active pharmaceutical ingredient, and Baxter will fill and finish the Hylenex™ (formerly referred to as Enhanze SC) product and hold it for subsequent distribution, pending regulatory approval. The Supply Agreement provides for additional product development opportunities that the parties may mutually decide to pursue. In addition, Baxter has a right of first refusal on certain product line extensions and select new products. The First Amendment provides for specific and consistent definitions among the Supply Agreement and Distribution Agreement, modifies various covenants of Baxter relating to the definition of marketing and incremental sales costs, including a cap on the annualized amount of marketing and incremental sales costs to be paid by Baxter. In the event that both parties agree in advance to combine marketing and incremental sales costs in excess of the cap, such excess marketing and incremental sales costs shall be shared equally.
Difficulties in our relationship with Baxter or delays or interruptions in their fill and finish operations could limit or stop our ability to provide sufficient quantities of our products, on a timely basis, and if our products are approved, could limit or stop commercial sales, which would have a material adverse effect on our business and financial condition.
7. Segment Information
We operate in one segment, which is the research, development and commercialization of recombinant human enzymes for the infertility, ophthalmology, drug delivery, and oncology communities. The chief operating decision-makers review our operating results on an aggregate basis and manage our operations as a single operating segment.
8. Recent Accounting Pronouncements
On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires such transactions be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005,

December 15, 2005 for small business issuers. In addition, this statement will apply to unvested options granted prior to the effective date. The Company will adopt this new standard effective for the first fiscal quarter of 2006. While we are currently evaluating the impact on our consolidated financial statements of the adoption of SFAS No. 123R, we anticipate that our adoption of SFAS No. 123R will have a significant impact on our results of operations for 2006 and future periods, although our overall financial position will not be affected.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the provisions of SFAS No. 151, when applied, will have a material impact on our financial position or results of operations.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our financial position or results of operations.
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
We are a biopharmaceutical company dedicated to the development and planned commercialization of recombinant human enzymes for the infertility, ophthalmology, drug delivery, and oncology communities. Our existing product and our products under development are based on intellectual property covering the family of human enzymes known as hyaluronidases. Hyaluronidases are enzymes (proteins) that break down hyaluronic acid, which is a naturally occurring substance in the human body. Currently, we have limited revenue from product sales of Cumulase and all of our potential products, with the exception of Cumulase, are either in the discovery, pre-clinical, clinical, or pre-NDA approval stage. It may be years, if ever, before we are able to obtain the necessary regulatory approvals necessary to generate meaningful revenue from the sale of these potential products. In addition, we have only generated minimal revenue from our biopharmaceutical operations and we have had operating and net losses each year since inception, with an accumulated deficit of $22,833,767 as of September 30, 2005.
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

Bovine and ovine-derived hyaluronidases have been used in multiple therapeutic areas, including in vitro fertilization and ophthalmology, where an FDA-approved bovine version was used as a drug delivery agent to enhance dispersion of local anesthesia for cataract surgery for over 50 years. Despite the multiple potential therapeutic applications for hyaluronidase, there are problems with existing and potential animal-derived product offerings, including:
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
There have been successes in replacing animal-derived drugs with human recombinant biologics, as in the case of insulin, Pulmozyme® and human growth hormone. Our objective is to execute this recombinant human enzyme replacement strategy by applying our products under development to key markets in multiple therapeutic areas, beginning with in vitro fertilization, ophthalmology, and drug delivery.
Current Product and Product Candidates
We currently have one product, Cumulase. We also have two product candidates, Hylenex and Chemophase™, which are currently engaged in the regulatory approval process. We received a CE (European Conformity) Mark for Cumulase in December 2004 and FDA clearance in April 2005. We launched Cumulase in the European Union and in the United States in June of 2005.
During March 2005, we filed a new drug application (“NDA”) for the spreading agent Hylenex. Other manufacturers have FDA approved products for use as spreading agents, including ISTA Pharmaceuticals, Inc. (“ISTA”), with Vitrase®, and Amphastar Pharmaceuticals, Inc., with Amphadase™. The FDA determined that Vitrase and Amphadase were each new chemical entities and hence afforded market exclusivity, precluding identical products from being marketed for a period of five years. On March 3, 2005, however, the FDA confirmed to us that Hylenex would be designated a new chemical entity and we believe that it is unlikely that the Vitrase or Amphadase marketing exclusivity will apply to Hylenex. In September 2005, during discussions with the FDA regarding the Hylenex NDA, we were informed by the FDA that it would be unable to meet its Prescription Drug User Fee Act action date for Hylenex. The FDA is still reviewing the Hylenex NDA and the FDA has not indicated when it will respond to our application.
During June 2005, we submitted an investigational new drug application (“IND”) in order to begin clinical testing of our Chemophase product candidate. We received authorization to initiate clinical testing of Chemophase in August 2005, and we commenced our initial clinical protocol under this IND in October 2005.
Revenues
Product revenue will depend on our ability to develop, manufacture, obtain regulatory approvals for and successfully commercialize our product candidates. We received a CE (European Conformity) Mark for Cumulase in December 2004, which allows the Company to market Cumulase in the European Union. In addition, we received FDA clearance for Cumulase in April 2005, which allows the Company to market Cumulase in the United States. In June 2005, Cumulase was launched in the European Union and United States.

Costs and Expenses
Cost of Sales. Cost of sales consists primarily of third-party manufacturing costs, fill and finish costs, and freight associated with the sales of Cumulase and the write-off related to short dating of certain Cumulase inventory.
Research and Development. Our research and development expenses consist primarily of costs associated with the development and manufacturing of our product candidates, compensation and other expenses for research and development personnel, supplies and materials, costs for consultants and related contract research, facility costs, amortization and depreciation. We charge all research and development expenses to operations as they are incurred. Our research and development activities are primarily focused on the development of our Chemophase and Hylenex (formerly referred to as Enhanze SC) product candidates which are both based on our recombinant human PH20 (rHuPH20) enzyme, a human synthetic version of hyaluronidase. We are also developing Chemophase, which is also based on our rHuPH20 enzyme, and we initiated a phase I clinical trial for Chemophase in October 2005.
Since our inception through September 30, 2005, we have incurred research and development costs of $16.7 million. From January 1, 2002 through September 30, 2005, approximately 73% of our research and development costs were associated with the research and development of our recombinant human PH20 enzyme used in our Cumulase and Hylenex product candidates. In addition, for the nine months ended September 30, 2005, approximately 33% of our research and development costs were associated with the development of our Chemophase product candidate. Due to the uncertainty in obtaining FDA approval, our reliance on third parties, and competitive pressures, we are unable to estimate with any certainty the additional costs we will incur in the continued development of our Hylenex and Chemophase product candidates for commercialization. However, we expect our research and development costs to increase substantially if we are able to advance our product candidates into later stages of clinical development.
Clinical development timelines, likelihood of success, and total costs vary widely. Although we are currently focused primarily on advancing Hylenex and Chemophase, we anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific and clinical progress of each product candidate and other market developments.
Product candidate completion dates and costs vary significantly for each product candidate and are difficult to estimate. The lengthy process of seeking regulatory approvals, and the subsequent compliance with applicable regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations. While we filed an NDA for our Hylenex product candidate in March 2005 and we submitted an IND for our Chemophase product candidate in June 2005, we cannot be certain when or if these product candidates will receive regulatory approval or whether any net cash inflow from these product candidates, or any of our other development projects, will commence.
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
Recognition of Expenses in Outsourced Contracts
We have several contracts that extend across multiple reporting periods, including our largest contract representing a $1 million research study. We recognize expenses as the services are provided pursuant to management’s assessment of the progress that has been made to date. Such contracts require an assessment of the work that has been completed during the period, including measurement of progress, analysis of data that justifies the progress and management’s judgment. A 5% variance in our estimate of the work completed in our largest contract could increase or decrease our operating expenses by $50,000.
Inventory and Property and Equipment
Our critical accounting policies also include estimating the useful lives of fixed assets and the resulting depreciation expense and the amount and valuation of inventory.
Results of Operations — Comparison of Three Months Ended September 30, 2005 and 2004
Revenues — Product sales were $26,000 for the three months ended September 30, 2005 and consisted of sales of Cumulase, which we launched in June 2005.
Cost of Sales — Cost of sales were $10,000 for the three months ended September 30, 2005 and consisted primarily of third-party manufacturing costs, fill and finish costs, and freight associated with the sales of Cumulase.
Research and Development — Research and development expenses were $3,173,000 for the three months ended September 30, 2005 compared to $2,598,000 for the three months ended September 30, 2004. Our research and development expenses consisted primarily of costs associated with the development and manufacturing of our product candidates, compensation and other expenses for research and development personnel, supplies and materials, costs for consultants and related contract research, facility costs, amortization and depreciation. Research and development expenses increased by $575,000 due primarily to the initiation of toxicology studies for our Chemophase product candidate, the hiring of additional research and development personnel, and contract manufacturing costs for development and production of our rHuPH20 enzyme for research, clinical and commercial use. We expect research and development costs to continue to increase in future periods as we increase our research efforts and continue to develop and manufacture our product candidates.
Selling, General and Administrative — Selling, general and administrative expenses were $608,000 for the three months ended September 30, 2005 compared to $665,000 for the three months ended September 30, 2004. Selling, general and administrative expenses decreased by $57,000 primarily due to decreases in legal fees. We anticipate that compliance with provisions of the Sarbanes-Oxley Act of 2002, particularly Section 404 relating to audits of our internal controls, will increase our general and administrative costs in future periods as the compliance deadlines for certain of these provisions approach.
Other Income and Expense — Other income was $65,000 for the three months ended September 30, 2005 compared to $10,000 in other income for the three months ended September 30, 2004. The increase in other income was due to an increase in interest income relating to our higher cash and cash equivalents.
Net Loss — Net loss for the three months ended September 30, 2005 was $3,700,000 or $0.07 per common share, compared to $3,253,000, or $0.08 per common share for the three months ended September 30, 2004. The increase in net loss was due to an increase in operating expenses, reflecting our increased research and development efforts and additional personnel.

Results of Operations — Comparison of Nine Months Ended September 30, 2005 and 2004
Revenues — Product sales were $71,000 for the nine months ended September 30, 2005 and consisted of sales of Cumulase, which we launched in June 2005. There was no product sales during the nine months ended September 30, 2004.
Cost of Sales — Cost of sales were $31,000 for the nine months ended September 30, 2005 and consisted primarily of third-party manufacturing costs, fill and finish costs, and freight associated with the sales of Cumulase and the write-off related to short dating of certain Cumulase inventory.
Research and Development — Research and development expenses were $7,809,000 for the nine months ended September 30, 2005 compared to $4,816,000 for the nine months ended September 30, 2004. Our research and development expenses consisted primarily of costs associated with the development and manufacturing of our product candidates, compensation and other expenses for research and development personnel, supplies and materials, costs for consultants and related contract research, facility costs, amortization and depreciation. Research and development expenses increased by $2,993,000 due primarily to the completion of Cumulase 510(k) requirements, the completion of Hylenex NDA requirements, the completion of the Chemophase IND, the initiation of toxicology studies for Chemophase, the hiring of additional research and development personnel, and contract manufacturing costs for development and production of our rHuPH20 enzyme for research, clinical and potential commercial use. We expect research and development costs to continue to increase in future periods as we increase our research efforts and continue to develop and manufacture our first two product candidates.
Selling, General and Administrative — Selling, general and administrative expenses were $2,214,000 for the nine months ended September 30, 2005 compared to $1,743,000 for the nine months ended September 30, 2004. Selling, general and administrative expenses increased by $471,000 due to the hiring of additional general and administrative personnel, the increased legal and accounting fees associated with becoming a public reporting entity and increased marketing costs associated with the launch of Cumulase. We anticipate that compliance with provisions of the Sarbanes-Oxley Act of 2002, particularly Section 404 relating to audits of our internal controls, will increase our general and administrative costs in future periods as the compliance deadlines for certain of these provisions approach.
Other Income and Expense — Other income was $220,000 for the nine months ended September 30, 2005 compared to $52,000 in other expense for the nine months ended September 30, 2004. The increase in other income was due to an increase in interest income relating to our higher cash and cash equivalents. The other expense during 2004 was due to the assumption of Global’s liabilities as a result of the Merger partially offset by interest income during the period.
Net Loss — Net loss for the nine months ended September 30, 2005 was $9,762,000 or $0.20 per common share, compared to $6,612,000 or $0.21 per common share for the nine months ended September 30, 2004. The increase in net loss was due to an increase in operating expenses, reflecting our increased research and development efforts and additional personnel.
Liquidity and Capital Resources — As of September 30, 2005, cash and cash equivalents were $6,636,000 versus $16,008,000 as of December 31, 2004, a decrease of $9,372,000. This decrease resulted primarily from net cash used in operations and for the purchase of property and equipment.
Net cash used in operations was $9,393,000 during the nine months ended September 30, 2005 compared to $4,910,000 of cash used in operations during the nine months ended September 30, 2004. This increased use of cash was due to an increase in our research and development efforts and additional personnel.

Net cash used in investing activities was $344,000 during the nine months ended September 30, 2005 compared to $112,000 during the nine months ended September 30, 2004. This was due to the increased purchase of property and equipment and leasehold improvements during 2005.
Net cash provided by financing activities was $365,000 during the nine months ended September 30, 2005 versus approximately $7,999,000 during the nine months ended September 30, 2004. During the first nine months of 2005 we raised $176,000 through the exercise of stock options and $188,000 through the exercise of warrants. In January 2004, we sold common stock and warrants to purchase common stock for approximately $8,057,000, or $7,670,000 net of issuance costs.
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
We believe that our current cash and cash equivalents will be sufficient to fund our operations into the first quarter of 2006. Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds from our most recent private financing. We may finance future cash needs through the sale of other equity securities, the exercise of our callable warrants, strategic collaboration agreements, debt financing, or any combination of the foregoing. On June 10, 2005, we filed a shelf registration statement on Form S-3 (Registration No. 333-125731), which was declared effective on June 17, 2005, which will permit us, from time to time, to offer and sell up to $50 million of equity or debt securities. We cannot be certain that our existing cash and cash equivalents will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs or delay the launch of our product candidates. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
Off-Balance Sheet Arrangements — As of September 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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

Risks Related To Our Business
We have generated only minimal revenue from product sales to date; we have a history of net losses and negative cash flow, and we may never achieve or maintain profitability.
We have generated only minimal revenue from product sales to date and may never generate significant revenues from future product sales. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years. We have never been profitable, and we may never become profitable. Through September 30, 2005, we have incurred aggregate net losses of $22,834,000.
We will need to raise funds in the next twelve months, and there can be no assurance that such funds will be available.
During the next twelve months we will need to raise additional capital to complete the steps required to obtain FDA or other regulatory approval for certain products and to fund general operations. If we engage in acquisitions of companies, products, or technology in order to execute our business strategy, we may need to raise additional capital. We may be required to raise additional capital in the future through the public offering of securities, collaborative agreements, private financings and various other equity or debt financings, including calling outstanding warrants to purchase our common stock.
Currently, warrants to purchase approximately 11.6 million shares of our common stock are outstanding and this amount of outstanding warrants may make us a less desirable candidate for investment for some potential investors. Approximately 5.9 million of our outstanding warrants contain a call feature that, potentially, may allow us to raise funds from the holders of these warrants. If our common stock closes at a price equal to or greater than $2.00 per share for twenty consecutive trading days, we have the ability, at our sole discretion, to call warrants exercisable for up to approximately 1,971,000 shares of common stock, provided that we have not exercised a call right in the preceding three months. Upon such a call, the holders of these warrants have thirty days to decide whether to either exercise their warrants at a price of $1.75 per share or receive $0.01 from us for each share of common stock that is not exercised. If we need to raise funds in the future and we wish to utilize this call right, we will not be able to exercise the call right if we do not meet the minimum closing price condition and, even if we meet this condition, we cannot be sure of the amounts that will be raised by such a call because some or all warrant holders may decide not to exercise their warrants.
Considering our stage of development and the nature of our capital structure, when we are required to raise additional capital in the future, the additional financing may not be available on favorable terms, or at all. If we are successful in raising additional capital, a substantial number of additional shares will be outstanding and would dilute the ownership interest of our investors.
If we do not receive and maintain regulatory approvals for our product candidates, we will not be able to commercialize our products, which would substantially impair our ability to generate revenues.
With the exception of the December 2004 receipt of a CE (European Conformity) Mark and April 2005 FDA clearance for Cumulase, none of our product candidates have received regulatory approval from the FDA or from any similar national regulatory agency or authority in any other country in which we intend to do business. Approval from the FDA is necessary to manufacture and market pharmaceutical products in the United States. Most other countries in which we may do business have similar requirements.
During March 2005, we filed a new drug application (“NDA”) for the spreading agent Hylenex (formerly referred to as Enhanze SC), the first product in our Enhanze™ Technology platform. Other manufacturers have FDA approved products for use as spreading agents, including ISTA Pharmaceuticals, Inc. (“ISTA”), with an ovine (ram) derived hyaluronidase (Vitrase®) and Amphastar Pharmaceuticals, Inc., with a bovine (bull) derived hyaluronidase, Amphadase™. The FDA determined that each of these products were new chemical entities and hence afforded market exclusivity, precluding identical products from being marketed for a period of five years. The approval of Hylenex depends on a variety of factors, some of which are beyond our control, including, among others, the timing, content and outcome of actions and decisions by the FDA regarding Hylenex and other third-party products and the impact and scope of the market exclusivity previously afforded to these third-party products. On March 3, 2005, the FDA confirmed to us that Hylenex would be designated a new chemical entity. Therefore, we believe that it is unlikely that the Vitrase or Amphadase marketing exclusivity will apply to Hylenex; but if the FDA later changes its determination and decides that either or both apply to Hylenex, then such a decision could have a material adverse impact on our operations. In September 2005, during discussions with the FDA regarding the Hylenex NDA, we were informed by the FDA that it would be unable to meet its Prescription Drug User Fee Act action date for Hylenex. The FDA is still reviewing the Hylenex NDA and the FDA has not indicated when it will respond to our application.

During June 2005, we submitted an investigational new drug application (“IND”) in order to begin clinical testing of our Chemophase product candidate. We received authorization to initiate clinical testing of Chemophase in August 2005, and we commenced our initial clinical protocol under this IND in October 2005.
The processes for obtaining FDA approval are extensive, time-consuming and costly, and there is no guarantee that the FDA will approve our NDA application for Hylenex or any NDAs that we intend to file with respect to any of our other product candidates, or that the timing of any such approval will be appropriate for our product launch schedule and other business priorities, which are subject to change. We have not currently begun the NDA approval process for any of our other potential products, and we may not be successful in obtaining such approvals for any of our potential products.
We may not receive regulatory approvals for our product candidates for a variety of reasons, including unsuccessful clinical trials.
Clinical testing of pharmaceutical products is also a long, expensive and uncertain process. Even if initial results of pre-clinical studies or clinical trial results are promising, we may obtain different results that fail to show the desired levels of safety and efficacy, or we may not obtain FDA approval for a variety of other reasons. The clinical trials of any of our product candidates could be unsuccessful, which would prevent us from obtaining regulatory approval and commercializing the product. FDA approval can be delayed, limited or not granted for many reasons, including, among others:
•	FDA officials may not find a product candidate safe or effective to merit an approval;

•	FDA officials may not find that the data from pre-clinical testing and clinical trials justify approval, or they may require additional studies that would make it commercially unattractive to continue pursuit of approval;

•	the FDA may not approve our manufacturing processes or facilities, or the processes or facilities of our contract manufacturers or raw material suppliers;

•	the FDA may change its formal or informal approval policies, act contrary to previous guidance, or adopt new regulations;

•	the FDA may determine that the exclusive rights granted to previously approved hyaluronidase products apply to our products, including Hylenex, thus significantly delaying the approval of these products, and;

•	the FDA may approve a product candidate for indications that are narrow or under conditions that place the product at a competitive disadvantage, which may limit our sales and marketing activities or otherwise adversely impact the commercial potential of a product.
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
As discussed above in the Risk Factor titled “If we do not receive and maintain regulatory approvals for our product candidates, we will not be able to commercialize our products, which would substantially impair our ability to generate revenues,” the Hylenex NDA is subject to FDA review and we have initiated clinical testing for Chemophase. We may not receive regulatory approval of these, or any other, products in a timely manner, or at all.

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
We have entered into non-exclusive distribution agreements with MediCult AS, a Denmark-based distributor, MidAtlantic Diagnostics, Inc., a New Jersey-based distributor, and Cook Ob/Gyn Incorporated, an Indiana-based distributor, to market and sell our Cumulase product. We have entered into an exclusive sales and marketing agreement with Baxter Healthcare Corporation (“Baxter”) to market and sell our Hylenex product candidate in the United States and Puerto Rico, pending FDA approval. Baxter will also market and sell Hylenex on an exclusive basis in the European Union, pending applicable regulatory approvals and the finalization of the specific terms of that arrangement between us and Baxter.

We depend upon the efforts of these third parties to promote and sell our Cumulase product and, pending applicable regulatory approvals, our Hylenex product candidate but there can be no assurance that the efforts of these third parties will result in product sales.
If our sole contract manufacturer is unable to manufacture our products, our product development and commercialization efforts could be delayed or stopped.
We have signed a commercial supply agreement with Avid Bioservices, Inc. (“Avid”), a contract manufacturing organization, to produce bulk recombinant human hyaluronidase for clinical trials and commercial use. Avid will produce the active pharmaceutical ingredient used in both Cumulase and Hylenex under current Good Manufacturing Practices for commercial scale production and will provide support for the chemistry, manufacturing and controls sections for FDA regulatory filings. The FDA has already conducted a pre-approval inspection (PAI) of Avid and has recommended that Avid be approved to manufacture Hylenex. Avid does not expect, however, to receive final approval until the Hylenex NDA is approved by the FDA. If Avid does not receive final approval from the FDA, for any reason, the commercialization of Hylenex will be delayed and our business will be adversely affected. We have not established and may not be able to establish arrangements with additional manufacturers for these ingredients or products should the existing supplies become unavailable or in the event that our sole contract manufacturer is unable to adequately perform its responsibilities. Any delays or interruptions in the supply of Cumulase and Hylenex by Avid could cause the delay of clinical trials and could delay or prevent the commercialization of product candidates that may receive regulatory approval. Such delays or interruptions would have a material adverse effect on our business and financial condition.
If we have problems with the third parties that prepare, package and fill and finish our product candidates for distribution, our product development and commercialization efforts for these candidates could be delayed or stopped.
In the event that any of our product candidates are used in clinical trials or receive the necessary regulatory approval for commercialization, we rely on third parties to prepare, package and fill and finish the products prior to their distribution. If we are unable to locate third parties to perform these functions on terms that are economically acceptable to us, the progress of clinical trials could be delayed or even suspended and the commercialization of approved product candidates could be delayed or prevented. We currently utilize a third-party to fill and finish Cumulase. In addition, we currently utilize Baxter Healthcare Corporation (“Baxter”) to fill and finish Hylenex under a development and supply agreement.
We may be unable to execute our strategic plan, which could have a material adverse impact on our business and financial condition.
Our ability to execute our strategic plan is dependent upon our ability to gain additional regulatory approvals for our current product candidates in a timely manner, achieve market acceptance for our approved products and develop additional product candidates. If we are unable to execute our strategic plan on a timely basis for any reason, our ability to generate revenues would be substantially impaired, which would materially harm our business and financial condition.
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
If actual future payments for allowances, discounts, returns and rebates exceed the estimates we made at the time of the sale of our products, our financial position, results of operations and cash flows may be negatively impacted.
We recognize product revenue net of estimated allowances for discounts, returns and rebates. Such estimates are inherently difficult because we have limited experience selling our products and any judgments that we make relating to discounts, returns and rebates are subjective. We will accept the return of our product that is damaged in accordance with our return goods policy and procedures. We may also give credits for expired product. Actual results may differ significantly from our estimated allowances for discounts, returns and rebates. Any changes in estimates and assumptions based upon actual results may have an impact on our results of operations and/or financial condition. In addition, our financial position, results of operations and cash flows may be negatively impacted if actual future payments for discounts, returns and rebates exceed the estimates we made at the time of the sale of our products.
Risks Related To Our Stock
Future sales of shares of our common stock, including sales of shares issued in our most recent financings, may negatively affect our stock price.
As a result of our January 2004 private financing transaction, we issued warrants to private investors for the purchase of 10,461,943 shares of common stock at purchase prices ranging from $0.77 to $1.75 per share. Currently, 8.2 million shares of common stock remain issuable upon exercise of these warrants. The exercise of these warrants could result in significant dilution to stockholders at the time of exercise. We filed a registration statement on Form S-3 (Registration No. 333-114776), which was declared effective on April 1, 2005, covering 23,902,482 of the shares issued in the January 2004 private financing transaction and issuable upon exercise of the warrants issued in that transaction.
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

Our stock price is subject to significant volatility.
We participate in a highly dynamic industry, which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our closing high and low stock prices during the twelve months ended October 31, 2005 were $3.10 and $1.50, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this report, any of the following factors may lead to a significant drop in our stock price:
•	general negative conditions in the healthcare industry;

•	general negative conditions in the financial markets;

•	the failure, for any reason, to obtain FDA approval for any of our products;

•	for those products that are approved by the FDA, the failure of the FDA to approve such products in a timely manner consistent with the FDA’s historical approval process;

•	the FDA may determine that the exclusive rights granted to previously approved hyaluronidase products apply to our products, including Hylenex, thus significantly delaying the approval of these products;

•	our failure, or the failure of our third-party partners, to successfully commercialize products approved by the FDA;

•	our failure, or the failure of our third-party partners, to generate product revenues anticipated by investors;

•	problems with our sole contract manufacturer;

•	the exercise of our right to redeem certain outstanding warrants to purchase our common stock; and

•	the sale of additional debt and/or equity securities by us.
Trading in our stock has been limited, so investors may not be able to sell as much stock as they want to at prevailing market prices.
During the ninety day period ending October 31, 2005, our average daily trading volume was approximately 55,000 shares. If limited trading in our stock continues, it may be difficult for stockholders to sell their shares in the public market at any given time at prevailing prices.
Our decision to redeem outstanding warrants may drive down the market price of our stock.
As discussed above in the Risk Factor titled “We will need to raise funds in the next twelve months, and there can be no assurance that such funds will be available,” we may have the ability to redeem certain outstanding warrants, under certain conditions, that may be exercised for approximately 5.9 million shares of common stock. The redemption price for these warrants is $0.01 per share, but the warrant holders have the opportunity to exercise their warrants prior to redemption at the price of $1.75 per share. If we decide to redeem any portion of our outstanding warrants in the future, some selling security holders may choose to sell outstanding shares of common stock in order to finance the exercise of the warrants prior to their redemption. This pattern of selling may result in a reduction of our common stock’s market price.

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
In addition to protecting our own intellectual property rights, third parties may assert patent, trademark or copyright infringement or other intellectual property claims against us based on what they believe are their own intellectual property rights. If we become involved in any intellectual property litigation, we may be required to pay substantial damages, including but not limited to treble damages, for past infringement if it is ultimately determined that our products infringe a third-party’s intellectual property rights. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management’s attention from other business concerns. Further, we may be stopped from developing, manufacturing or selling our products until we obtain a license from the owner of the relevant technology or other intellectual property rights. If such a license is available at all, it may require us to pay substantial royalties or other fees.
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
Third-party payers are increasingly attempting to limit both the coverage and the level of reimbursement of new drug products to contain costs. Consequently, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Third-party payers may not establish adequate levels of reimbursement for the products that we commercialize, which could limit their market acceptance and result in a material adverse effect on our financial condition.
The rising cost of healthcare and related pharmaceutical product pricing has led to cost-containment pressures that could cause us to sell our products at lower prices, resulting in less revenue to us.
Any of our products that have been or in the future are approved by the FDA may be purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations and managed care organizations. Such third-party payors increasingly challenge pharmaceutical product pricing. The trend toward managed healthcare in the United States, the growth of such organizations, and various legislative proposals and enactments to reform healthcare and government insurance programs, including the Medicare Prescription Drug Modernization Act of 2003, could significantly influence the manner in which pharmaceutical products are prescribed and purchased, resulting in lower prices and/or a reduction in demand. Such cost containment measures and healthcare reforms could adversely affect our ability to sell our products. Furthermore, individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could negatively and materially impact our revenues and financial condition. We anticipate that we will encounter similar regulatory and legislative issues in most other countries outside the United States.
We face intense competition and rapid technological change that could result in the development of products by others that are superior to the products we are developing.
We have numerous competitors in the United States and abroad, including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that may be developing competing products. Such competitors include, but are not limited to, Sigma-Aldrich Corporation, ISTA Pharmaceuticals, Inc. (ISTA), and Amphastar Pharmaceuticals, Inc., among others. These competitors may develop technologies and products that are more effective or less costly than our current or future product candidates or that could render our technologies and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking pre-clinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare. Other manufacturers have FDA approved products for use as spreading agents, including ISTA Pharmaceuticals, Inc. (“ISTA”), with an ovine-derived hyaluronidase (Vitrase®) and Amphastar Pharmaceuticals, Inc., with a bovine (bull) hyaluronidase, Amphadase™. The FDA determined that each of these products were new chemical entities and hence afforded market exclusivity, precluding identical products from being marketed for a period of five years. On March 3, 2005, the FDA confirmed to us that Hylenex would be designated a new chemical entity and, based on this confirmation, we believe that it is unlikely that the Vitrase or Amphadase marketing exclusivity will apply to Hylenex. If, however, the FDA later changes its determination and decides that either or both market exclusivities apply to Hylenex, then such a decision would have a material adverse impact on our operations.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish a report of management’s assessment of the effectiveness of our internal controls over financial reporting as part of our Annual Report for the fiscal year ending December 31, 2006. Our registered public accountant will then be required to attest to, and report on, our assessment. In order to issue our report, our management must document both the design for our internal controls over financial reporting and the testing processes that support management’s evaluation and conclusion. There can be no assurance that we will be able to complete the work necessary for our management to issue its management report in a timely manner, or that management will be able to report that our internal controls over financial reporting are effective.
Provisions in our charter documents and Nevada law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock, and could entrench management.
Our charter and bylaws contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include:
•	a classified board of directors;

•	advance notice requirements for nominations for election to the board of directors; and

•	special voting requirements for the amendment of our charter and bylaws.
We are also subject to anti-takeover provisions under Nevada law, each of which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.
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

Changes in Internal Controls Over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During August 2005, an existing shareholder exercised warrants to purchase 53,798 common shares for gross proceeds of $41,247. The shares and underlying warrants were purchased for investment in a private placement exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit	Title
2.1	Agreement of Merger between DeliaTroph Pharmaceuticals, Inc. and Registrant, dated January 28, 2004 (1)

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws as Amended (2)

10.1	License Agreement between University of Connecticut and Registrant, dated November 15, 2002 (3)

10.2*	Agreement for Services between Avid Bioservices, Inc. and Registrant, dated November 19, 2003 (3)

10.3*	Distribution Agreement between MidAtlantic Diagnostics, Inc. and Registrant, dated January 30, 2004 (3)

10.4*	Distribution Agreement between MediCult AS and Registrant, dated February 9, 2004 (3)

10.5*	Distribution Agreement between Cook Ob/Gyn Incorporated and Registrant, dated April 13, 2004 (3)

10.6	2004 Stock Plan and Form of Option Agreement thereunder (4)

10.7	Form of Indemnity Agreement for Directors and Executive Officers (4)

10.8*	Exclusive Distribution Agreement between Baxter Healthcare and Registrant, dated August 13, 2004 (5)

Exhibit	Title
10.9	Form of Callable Stock Purchase Warrant (4)

10.10	Securities Purchase Agreement between Registrant and the other signatories thereto, dated as of October 12, 2004 (6)

10.11	Form of Common Stock Purchase Warrant (6)

10.12	Registration Rights Agreement between Registrant and the other signatories thereto, dated as of October 12, 2004 (6)

10.13	DeliaTroph Pharmaceuticals, Inc. 2001 Amended and Restated Stock Plan and form of Stock Option Agreements for options assumed thereunder (7)

10.14	Nonstatutory Stock Option Agreement With Andrew Kim (7)

10.15*	Commercial Supply Agreement with Avid Bioservices, Inc. and Registrant, dated February 16, 2005 (8)

10.16*	Development and Supply Agreement with Baxter Healthcare Corporation and Registrant, dated March 24, 2005 (9)

10.17*	First Amendment to the Exclusive Distribution Agreement between Baxter Healthcare Corporation and Registrant, dated March 24, 2005 (9)

10.18	Halozyme Therapeutics, Inc. 2005 Outside Directors’ Stock Plan (10)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Information Statement on Schedule 14C filed on February 17, 2004.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 14, 2004, and Exhibit 99.2 of Registrant’s Current Report on Form 8-K, filed July 6, 2005.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Commission on April 23, 2004.

(4)	Incorporated by reference to the Registrant’s amendment number two to the Registration Statement on Form SB-2 filed with the Commission on July 23, 2004.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB, filed November 12, 2004.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed October 15, 2004.

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on October 26, 2004.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 22, 2005.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 30, 2005.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 6, 2005.

*	Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted from this agreement and have been filed separately with the Securities and Exchange Commission.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of San Diego, on November 11, 2005.

Halozyme Therapeutics, Inc., a Nevada corporation

Date: November 11, 2005	By:	/s/ Jonathan E. Lim

Jonathan E. Lim, MD

	Its:	President, Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Date: November 11, 2005	By:	/s/ David A. Ramsay

David A. Ramsay

	Its:	Secretary, Chief Financial Officer (Principal Financial and Accounting Officer)