Form 10KSB
period 2005-12-31
HALOZYME THERAPEUTICS INC
filed 2006-03-24
CIK 1159036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock, Par Value $.001
(Title of Class)
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      State issuer’s revenues for its most recent fiscal year: $127,000.
      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2006 was approximately $167,000,000, based upon the closing price on the American Stock Exchange reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      As of February 28, 2006, there were 60,300,795 shares of the issuer’s $.001 par value common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the issuer’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2006 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Parts II and III of this Annual Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the issuer’s fiscal year ended December 31, 2005.
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
Overview
      We are a biopharmaceutical company dedicated to the development and commercialization of recombinant human enzymes for the drug delivery, palliative care, oncology, and infertility markets. Our operations to date have been limited to organizing and staffing the Company, acquiring, developing and securing its technology and undertaking product development for our existing products and for a limited number of product candidates. In June 2005, we launched our first product, Cumulasetm, a product used for in vitro fertilization, and transitioned from a development-stage organization to a commercial entity.
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
Technology
      Our technology is based on recombinant human PH20 (rHuPH20), a human synthetic version of hyaluronidase that degrades hyaluronic acid, a space-filling, gel-like substance that is a major component of tissues throughout the body, such as skin and cartilage. The PH20 enzyme is a naturally occurring enzyme that digests hyaluronic acid to temporarily break down the gel, thereby facilitating the penetration and diffusion of other drugs and fluids that are injected under the skin or in the muscle. It also degrades the cumulus matrix surrounding oocytes (eggs) facilitating in vitro fertilization (IVF).
      Bovine and ovine-derived hyaluronidases have been used in multiple therapeutic areas, including in vitro fertilization and ophthalmology, where an FDA-approved bovine version was used as a drug delivery agent to enhance dispersion of local anesthesia for over 50 years. Despite the multiple potential therapeutic applications for hyaluronidase, there are problems with existing and potential animal-derived product offerings, including:

•	Impurity: Most such commercial enzyme preparations are crude extracts from cattle testes and are typically 1-10% pure.

•	Prion disease: Cattle testes are an organ with the highest concentration of hyaluronidase, but also with the highest levels of a protein implicated in the development of neurodegenerative disorders associated with prion disease.

•	Immunogenicity: Hyaluronidases can also be found in bacteria, leeches, certain venoms, and marine organisms. Such preparations, in addition to bovine and ovine, are non-human, and may elicit immune reactions, possess endotoxin, or have some of the same defects as slaughterhouse derivations.
      As an alternative to the existing animal-derived drugs, our proprietary technology, as evidenced by our exclusive license with the University of Connecticut of the patent covering the DNA sequence that encodes human hyaluronidase, may both expand existing markets and create new ones. Gaps in existing hyaluronidase offerings may create demand for our solution, and provide new market opportunities. Our objective is to apply our products under development to key markets in multiple therapeutic areas, beginning with the in vitro fertilization (IVF) and palliative care markets.
Strategy
      Our objective is to develop and commercialize our first enzyme, recombinant human hyaluronidase (rHuPH20), as a medical device, drug enhancement agent, and therapeutic drug. Key aspects of our corporate strategy include the following:

•	Continue to commercialize Cumulasetm through our distributors;

•	Begin to commercialize Hylenextm through our distributor;

•	Initiate Phase I/ IIa trials for our oncology developmental product, Chemophasetm; and

•	Conduct proof of concept clinical studies with our Enhanzetm Technology.
Product Development Programs
      We have multiple product candidates targeting several indications in various stages of development. The following table summarizes our lead clinical product and pipeline candidates:

Product	Indication (Brief Description)	Development Status

Cumulase	In vitro fertilization	Marketed
Hylenex	Agent for drug and fluid infusion	NDA Approved
Chemophase	Chemoadjuvant for superficial bladder cancer	Phase I
Enhanzed Products	Agent for enhanced drug delivery	Pre-Clinical
HTI-101	Inflammation, oncology	Pre-Clinical
HTI-201	Inflammation, oncology	Research
HTI-401	Central nervous system trauma and wound healing	Research

Cumulase
      Cumulase is an ex vivo (used outside of the body) formulation of rHuPH20 to replace the bovine enzyme currently used for the preparation of oocytes (eggs) prior to IVF during the process of intracytoplasmic sperm injection (ICSI), in which the enzyme is an essential component. The enzyme strips away the hyaluronic acid that surrounds the oocyte. This allows the clinician to then perform the ICSI procedure, injecting the sperm into the oocyte. The FDA considers hyaluronidase IVF products to be medical devices subject to 510(k) approval and we filed our 510(k) application during September 2004. We received a CE (European

Conformity) Mark for Cumulase in December 2004, which allows the Company to market Cumulase in the European Union. We received FDA clearance in April 2005. We launched Cumulase in the European Union and in the United States in June 2005. We believe the total ICSI market consists of an estimated 500,000 intracytoplasmic sperm injection cycles worldwide in 2005 (Source: CDC, 2001; ESHRE, 2002).

Hylenex
      Hylenex is a human recombinant formulation of rHuPH20 to facilitate the absorption and dispersion of other injected drugs or fluids. When injected under the skin or in the muscle, hyaluronidase can digest the hyaluronic acid gel, allowing for temporarily enhanced penetration and dispersion of other injected drugs or fluids. We filed a New Drug Application (NDA) in March 2005 and we received approval of our Hylenex NDA in December 2005.
      Advanced subcutaneous infusion (ASI): Hylenex facilitates subcutaneous delivery of fluids up to one liter without the need for intraveneous access, a procedure known as ASI. Importantly, ASI for fluid replacement in terminal patients may be achieved with limited or no need for nursing assistance. Over 1.1 million subcutaneous fluid infusions are performed per year with hospice patients alone (Source: Company estimates based on National Hospice and Palliative Care Organization data, 2001). In addition, over 500 million infusion bags are utilized annually in the United States, some of which could potentially convert to ASI using Hylenex, giving rise to additional market potential (Source: B. Braun, 2003).
      INFUSE-LR Study: During January 2006, we completed the INcreased Flow Utilizing Subcutaneously-Enabled Lactated Ringer’s clinical trial, or INFUSE-LR study, which was designed to determine the subcutaneous (Sub-Q) infusion flow rate of Lactated Ringer’s solution with and without Hylenex, determine the Sub-Q infusion flow rate dose response to Hylenex over one order of magnitude of dose, and assess safety and tolerability. This prospective, double-blind, randomized, placebo-controlled, within-subject, dose-comparison study enrolled 54 volunteer subjects who received Sub-Q infusions simultaneously in both upper arms through 24 gauge catheters. Key results from the study included:

The use of Hylenex compared to placebo preceding Sub-Q infusion, under gravity flow, to accelerate the flow rate was assessed. Hylenex accelerated flow versus placebo in every subject studied, and by an overall mean ratio of approximately four-fold. The overall mean flow rate for Sub-Q infusion with Hylenex was 464 mL/hr versus 118 mL/hr with placebo (p<0.0001).

The faster flow rates did not result in an increase in edema. A total of 94% of subjects had moderate or severe arm edema with placebo compared to 17% with Hylenex (p < 0.0001).

In the study, there were no serious or severe adverse events (AE). Based on the AE profile, Hylenex was at least as well tolerated as placebo.
      Local anesthesia and other small molecule drugs: A natural extension of Hylenex may be applying this technology, used as a spreading factor for local anesthetics around the eye, to other areas of the body. For example, lidocaine and bupivacaine are administered for most minor surgical operations requiring local anesthesia and we believe that the dispersion rates of these local anesthetics might be improved through a combination with Hylenex.

Chemophase
      Chemophase, our lead oncology product candidate, is an investigative chemoadjuvant designed to enhance the transport of chemotherapeutic agents to tumor tissue, increasing diffusion in tissues without affecting vascular permeability. Chemophase is being developed for potential use in the treatment of patients with various solid tumor malignancies. Many solid tumor types (e.g., colon, breast, prostate) accumulate hyaluronic acid, creating a barrier to the effective penetration of current or future chemotherapeutics. Previous clinical trials of bovine (bull) PH20 in patients showed some promise in enhancing chemotherapy regimens using adjunctive systemic hyaluronidase in previously chemo-refractory patients.

      Furthermore, we have observed significant reduction of tumor interstitial fluid pressure following the administration of rHuPH20 in solid tumors grown in mice. Tumor interstitial pressure is widely believed to be an important factor limiting the access of cytostatic regimens to solid tumors. By digesting the hyaluronic acid gel, Chemophase may reduce interstitial pressure in the tumor and promote more effective delivery of chemotherapy throughout the tumor, as it does under the skin in the case of Hylenex. This could potentially lead to increased patient survival and extend the product lifecycles of many commonly used chemotherapeutic agents.
      As we continue development of an intravenous formulation of rHuPH20, we hope to realize time and cost savings by leveraging our current manufacturing process and toxicology package to support a clinical program for a local oncology application. During June 2005, we submitted an investigational new drug application (“IND”) in order to begin clinical testing of our Chemophase product candidate in superficial bladder cancer. We received authorization to initiate clinical testing of Chemophase in August 2005, and we commenced patient enrollment in our initial clinical protocol under this IND in October 2005. In March 2006, we completed enrollment in our Chemophase Phase I clinical trial.
      Each year there are approximately 63,000 new cases of urinary bladder cancer in the United States (Source: American Cancer Society, 2005). Approximately 70% of these new cases are “superficial” bladder cancer (Source: AUA Bladder Cancer Guidelines Panel, 1999). There are approximately 500,000 prevalent cases of urinary bladder cancer (Source: NCI SEER Cancer Statistics Review, 2002) in the United States. Approximately 30% of treated patients have a recurrence within 12 months (Source: Southwest Oncology Group Study, 1995).

Enhanzed Products
      Enhanzetm Technology, a proprietary drug enhancement system using Halozyme’s first approved enzyme, rHuPH20, is the company’s broader technology opportunity that can potentially lead to proprietary partnerships with other pharmaceutical companies. When co-formulated with other injectable drugs, Enhanze Technology may act as a “molecular machete” to facilitate the penetration and dispersion of these drugs by temporarily opening flow channels under the skin. Molecules as large as 200 nanometers may pass freely through the perforated extracellular matrix, which recovers its normal density within approximately 24 hours, leading to a drug delivery platform which does not permanently alter the architecture of the skin. Halozyme is seeking partnerships with pharmaceutical companies that market drugs requiring or benefiting from injection via the subcutaneous or intramuscular routes that could benefit from this technology.

Other Research Products
      Our other research products include HTI-101, 201, and 401 and are being investigated for potential use in oncology, inflammation, and central nervous system trauma and wound healing.
Sales and Marketing

Cumulase
      Our sales and marketing strategy in the IVF market consists of a multi-channel approach that targets patients, clinicians, suppliers, and regulators. We are currently seeking to raise public awareness of the current risk of using animal-derived products in IVF applications among industry professionals and the general public through direct contact with target audiences, advertising in trade journals, presentations and booths at conferences and trade shows, mass mailings, Web initiatives, and brand-building efforts such as press releases and other public relations efforts. Direct contact could include communicating with key advocacy groups, meeting with regulatory officials, and attending specialty conferences.
      One of the highest impact target audiences is the Society for Assisted Reproductive Technology (SART), which is the leading organization of professionals dedicated to the practice of assisted reproductive technologies in the United States. The organization includes over 370 members, which represents over 95% of the IVF clinics in the nation, and sponsors a highly-attended annual conference and exhibitor program.

Likewise, the European Society of Human Reproduction and Embryology (ESHRE) is the leading non-profit organization for IVF in Europe and also sponsors an annual meeting. We plan on using efficacy and safety data to recruit key thought leaders and practitioners from this organization to help promote the use of Cumulase over existing preparations.
      There are approximately eight known suppliers of IVF reagents and media, including micromanipulation media that contain hyaluronidase preparations. All of these suppliers sell animal-derived enzymes, and may benefit from having the opportunity to supply clinics with a human recombinant hyaluronidase. We are seeking to establish non-exclusive distribution agreements with a subset of these suppliers to serve the worldwide marketplace. We have signed worldwide distribution agreements with MediCult AS (MediCult), a Denmark-based distributor with strengths in the European market and MidAtlantic Diagnostics, Inc. (MidAtlantic), a New Jersey-based distributor with strengths in the United States market. These agreements are non-exclusive distribution agreements, having five-year terms with renewal options for an additional two or three years, and granting each of our distributors the right to purchase Cumulase from us and resell it to end users. Currently, we are selling to both MediCult and MidAtlantic.

Hylenex
      The sales and marketing strategy for Hylenex consists of building a strong clinical foundation with post marketing trials. Post-marketing clinical trials are ongoing to explore the potential of Hylenex in a variety of situations, since limited or no data with Hylenex exist in most situations in which our partner will market it. Clinical trials have inherent risk, and it is possible that not all trials will meet their endpoints. Examples of the trials include the completed INFUSE-LR study and the ongoing INFUSE-Morphine study, which is designed to determine the time to maximal blood levels of morphine after subcutaneous administration with and without Hylenex, maximal blood levels after intravenous administration of morphine, and to assess safety and tolerability. In addition, we plan to educate clinicians about the potential benefits of Hylenex by engaging key opinion leaders and enrolling clinical Centers of Excellence.
      During August 2004, we signed an Exclusive Distribution Agreement (the “Distribution Agreement”) with Baxter Healthcare Corporation (“Baxter”) to market, distribute and sell Hylenex in the United States and Puerto Rico.
      During March 2005, we entered into a Development and Supply Agreement (the “Supply Agreement”) and a First Amendment to the existing Distribution Agreement with Baxter. Under the terms of the agreements we will supply Baxter with the active pharmaceutical ingredient, and Baxter will fill and finish Hylenex and hold it for subsequent distribution. The Supply Agreement provides for additional product development opportunities that the parties may mutually decide to pursue. In addition, Baxter has a right of first refusal on certain product line extensions and select new products. The First Amendment provides for specific and consistent definitions among the Supply Agreement and Distribution Agreement and modifies various covenants of Baxter relating to the definition of marketing and incremental sales costs, including a cap on the annualized amount of marketing and incremental sales costs to be solely paid by Baxter. In the event that both parties agree in advance to incur combined marketing and incremental sales costs in excess of the cap, such excess marketing and incremental sales costs shall be shared equally. Currently, the parties anticipate that combined marketing and incremental sales costs for 2006 will be in excess of the cap. As such, it is possible that aggregate revenues from sales of Hylenex will be less than our portion of these shared additional marketing and incremental sales costs.
Competition

Cumulase
      A key clinical selling point for Cumulase is that it may eliminate the risk of animal pathogen transmission and toxicity inherent in slaughterhouse preparations. The competing enzymes are of animal origin, creating an opportunity for Halozyme to enter the market with a recombinant human enzyme alternative. The leading IVF suppliers are CooperSurgical, Irvine Scientific, and Cook Ob/ Gyn (all three of these companies produce bovine products) in the US, and MediCult (ovine product) and Vitrolife (bovine product) outside the US.

Cumulase is priced at a premium to the animal-derived products sold by these leading IVF suppliers, which may make market penetration difficult.

Hylenex
      Some commercial pharmacies now compound hyaluronidase preparations for institutions and physicians. However, there are some concerns with using a compounded sterile product. Compounded preparations are not FDA-approved products. Some compounding pharmacies do not test every batch of product for drug concentration, sterility, and lack of pyrogens. In addition, other manufacturers have FDA approved products for use as spreading agents, including ISTA Pharmaceuticals, Inc. (“ISTA”), with an ovine (ram) hyaluronidase, Vitrase®, Amphastar Pharmaceuticals, Inc., with a bovine (bull) hyaluronidase, Amphadasetm, and Primapharm, Inc. also with a bovine hyaluronidase, Hydasetm. The FDA has determined that Amphadase, Hydase, Hylenex and Vitrase are distinct new chemical entities and hence afforded five years of market exclusivity. The five year market exclusivity precludes identical new chemical entity products from being marketed for a period of five years. As each of these products are established as distinctly different new chemical entities the marketing exclusivity granted does not prohibit the marketing of the products. In addition, we anticipate that Hylenex will be priced at a significant premium to the animal-derived hyaluronidases currently in the marketplace. This anticipated price premium may slow market adoption of Hylenex and make market penetration difficult.
Patents and Proprietary Rights
      Our success will depend in part on our ability to obtain patent protection for our inventions, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. Our strategy is to actively pursue patent protection in the United States and certain foreign jurisdictions for technology that we believe to be proprietary and that offers a potential competitive advantage for our inventions. Our patent portfolio includes six issued patents and a number of pending patent applications. We believe our patent position surrounding recombinant human hyaluronidases and their methods of manufacture presents a barrier to entry for potential competitors looking to utilize these hyaluronidases.
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
Development and Manufacturing
      We have signed a commercial supply agreement with Avid Bioservices, Inc. (“Avid”), a contract manufacturing organization, to produce bulk recombinant enzyme product for clinical and commercial use. Avid will manufacture the active pharmaceutical ingredient under commercial good manufacturing practices for commercial scale production and will provide support for chemistry, manufacturing and controls sections for any FDA regulatory filings. We have not established and may not be able to establish arrangements with additional manufacturers for these ingredients or products should the existing supplies become unavailable or in the event that Avid is unable to adequately perform its responsibilities. Difficulties in our relationship with Avid or delays or interruptions in Avid’s supply of its requirements could limit or stop its ability to provide sufficient quantities of our products, on a timely basis, for clinical trials and commercial sales, which would have a material adverse effect on our business and financial condition.
      In the event that any of our product candidates are used in clinical trials or receive the necessary regulatory approval for commercialization, we rely on third parties to prepare, package and fill and finish the products prior to their distribution. If we are unable to locate third parties to perform these functions on terms that are economically acceptable to us, the progress of clinical trials could be delayed or even suspended and the commercialization of approved product candidates could be delayed or prevented. We currently utilize a third party to fill and finish Cumulase. We also utilize Baxter Pharmaceutical Solutions (BPS), a subsidiary of Baxter Healthcare Corporation, to fill and finish Hylenex. Baxter has only limited experience manufacturing Hylenex batches and we rely on its ability to successfully manufacture Hylenex batches according to product specifications. Any delays or interruptions in Baxter’s ability to manufacture Hylenex batches could limit its ability to provide sufficient quantities of our Hylenex product, on a timely basis, for commercial sales, which would have a material adverse effect on our business and financial condition.
Research and Development Activities
      Our research and development expenses consist primarily of costs associated with the development and manufacturing of our product candidates, compensation and other expenses for research and development personnel, supplies and materials, costs for consultants and related contract research, facility costs, amortization and depreciation. We charge all research and development expenses to operations as they are incurred. Historically, our research and development activities were primarily focused on the development of our Cumulase and Hylenex products, but we are also developing our Chemophase product candidate, and have recently completed patient enrollment in a Phase I clinical trial for Chemophase. Our industry is subject to rapid technological advancements, developing industry standards and new product introductions and enhancements. As a result, our success depends, in large part, on our ability to develop and commercialize products.
      Our research and development expenditures in fiscal 2005 and 2004 totaled approximately $10.2 million and $6.5 million, respectively. Research and development expenditures in fiscal 2005 were primarily related to the development of our Cumulase and Hylenex products, and our Chemophase product candidate. In fiscal 2004, our research and development expenditures were primarily related to the development of our Cumulase and Hylenex products. We anticipate that we will have significant research and development expenses in the future in connection with the development of product candidates.
Human Resources
      As of February 28, 2006, we had 34 full-time employees, including 24 engaged in research and clinical development activities. Ten employees hold Ph.D. or M.D. degrees. We currently anticipate hiring approximately five additional employees by the end of 2006. We believe our relationship with our employees is good.
Risks Related To Our Business

We have generated only minimal revenue from product sales to date; we have a history of net losses and negative cash flow, and we may never achieve or maintain profitability.
      We have generated only minimal revenue from product sales to date and may never generate significant revenues from future product sales. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years. We have never been profitable, and we may never become profitable. Through December 31, 2005, we have incurred aggregate net losses of $26,347,254.

We may need to raise funds in the next twelve months, and there can be no assurance that such funds will be available.
      During the next twelve months we may need to raise additional capital to complete the steps required to continue development of our product candidates and to fund general operations. If we engage in acquisitions of companies, products, or technology in order to execute our business strategy, we may need to raise additional capital. We may be required to raise additional capital in the future through the public offering of securities, collaborative agreements, private financings and various other equity or debt financings, including calling outstanding warrants to purchase our common stock.
      Currently, warrants to purchase approximately 11.5 million shares of our common stock are outstanding and this amount of outstanding warrants may make us a less desirable candidate for investment for some potential investors. Approximately 5.9 million of our outstanding warrants contain a call feature that, potentially, may allow us to raise funds from the holders of these warrants. If our common stock closes at a price equal to or greater than $2.00 per share for twenty consecutive trading days, we have the ability, at our sole discretion, to call warrants exercisable for up to approximately 1,971,000 shares of common stock, provided that we have not exercised a call right in the preceding three months. Upon such a call, the holders of these warrants have thirty days to decide whether to either exercise their warrants at a price of $1.75 per share or receive $0.01 from us for each share of common stock that is not exercised. If we need to raise funds in the future and we wish to utilize this call right, we will not be able to exercise the call right if we do not meet the minimum closing price condition and, even if we meet this condition, we cannot be sure of the amounts that will be raised by such a call because some or all warrant holders may decide not to exercise their warrants.
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
      With the exception of the December 2004 receipt of a CE (European Conformity) Mark and April 2005 FDA clearance for Cumulase, and the December 2005 FDA approval for Hylenex, none of our product candidates have received regulatory approval from the FDA or from any similar national regulatory agency or authority in any other country in which we intend to do business. Approval from the FDA is necessary to manufacture and market pharmaceutical products in the United States. Most other countries in which we may do business have similar requirements.
      In December 2005, we received FDA approval for Hylenex. Other manufacturers have FDA approved products for use as spreading agents, including ISTA Pharmaceuticals, Inc. (“ISTA”), with an ovine-derived hyaluronidase, Vitrase®, Amphastar Pharmaceuticals, Inc. (“Amphastar”), with a bovine-derived hyaluronidase, Amphadasetm, and Primapharm, Inc. also with a bovine-derived hyaluronidase, Hydasetm. The FDA has determined that Amphadase, Hydase, Hylenex and Vitrase are each distinct new chemical entities and hence afforded five years of market exclusivity. The five year market exclusivity precludes identical new chemical entity products from being marketed for a period of five years. For so long as each of these products are established as distinctly different new chemical entities the marketing exclusivity granted does not prohibit the marketing of any of these products, including Hylenex. If the FDA changes its earlier determination that Hylenex is a distinct new chemical entity, our ability to market Hylenex will be materially impaired.
      The processes for obtaining FDA approval are extensive, time-consuming and costly, and there is no guarantee that the FDA will approve any NDAs that we intend to file with respect to any of our product candidates, or that the timing of any such approval will be appropriate for our product launch schedule and other business priorities, which are subject to change. We have not currently begun the NDA approval process for any of our other potential products, and we may not be successful in obtaining such approvals for any of our potential products.

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
      Clinical testing of pharmaceutical products is also a long, expensive and uncertain process. Even if initial results of pre-clinical studies or clinical trial results are promising, we may obtain different results that fail to show the desired levels of safety and efficacy, or we may not obtain FDA approval for a variety of other reasons. The clinical trials of any of our product candidates could be unsuccessful, which would prevent us from obtaining regulatory approval and commercializing the product. FDA approval can be delayed, limited or not granted for many reasons, including, among others:

•	FDA officials may not find a product candidate safe or effective enough to merit either continued testing or final approval;

•	FDA officials may not find that the data from pre-clinical testing and clinical trials justify approval, or they may require additional studies that would make it commercially unattractive to continue pursuit of approval;

•	the FDA may not approve our manufacturing processes or facilities, or the processes or facilities of our contract manufacturers or raw material suppliers;

•	the FDA may change its formal or informal approval policies, act contrary to previous guidance, or adopt new regulations; or

•	the FDA may approve a product candidate for indications that are narrow or under conditions that place the product at a competitive disadvantage, which may limit our sales and marketing activities or otherwise adversely impact the commercial potential of a product.
      If the FDA does not approve our product candidates in a timely fashion on commercially viable terms or we terminate development of any of our product candidates due to difficulties or delays encountered in the regulatory approval process, it will have a material adverse impact on our business and we will be dependent on the development of our other product candidates and/or our ability to successfully acquire other products and technologies. We may not receive regulatory approval of Chemophase, or any other product candidates, in a timely manner, or at all.
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
      We may not be successful in marketing and promoting our existing product candidates or any other products we develop or acquire in the future. We are currently in the process of developing our sales, marketing and distribution capabilities. However, our current capabilities in these areas are very limited. In order to commercialize any products successfully, we must internally develop substantial sales, marketing and distribution capabilities, or establish collaborations or other arrangements with third parties to perform these services. We do not have extensive experience in these areas, and we may not be able to establish adequate in-house sales, marketing and distribution capabilities or engage and effectively manage relationships with third parties to perform any or all of such services. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, whose efforts may not meet our expectations or be successful.
      We have entered into non-exclusive distribution agreements with MediCult AS, a Denmark-based distributor and MidAtlantic Diagnostics, Inc., a New Jersey-based distributor, to market and sell our Cumulase product. We have entered into an exclusive sales and marketing agreement with Baxter Healthcare Corporation (“Baxter”) to market and sell our Hylenex product candidate in the United States and Puerto Rico. Baxter may also market and sell Hylenex on an exclusive basis in the European Union, if and when we seek and receive the applicable regulatory approvals in Europe.
      We depend upon the efforts of these third parties to promote and sell our current products, but there can be no assurance that the efforts of these third parties will meet our expectations or result in any significant product sales.

If our sole contract manufacturer is unable to manufacture our products, our product development and commercialization efforts could be delayed or stopped.
      We have signed a commercial supply agreement with Avid Bioservices, Inc. (“Avid”), a contract manufacturing organization, to produce bulk recombinant human hyaluronidase for clinical trials and commercial use. Avid will produce the active pharmaceutical ingredient used in each of Cumulase, Hylenex and Chemophase under current Good Manufacturing Practices for commercial scale production and will provide support for the chemistry, manufacturing and controls sections for FDA regulatory filings. If Avid does not maintain its status as an FDA-approved manufacturing facility, or is unable to manufacture the active pharmaceutical ingredient used in our products and product candidates for any other reason, the commercialization of our products and the development of our product candidates will be delayed and our business will be adversely affected. We have not established and may not be able to establish arrangements with additional manufacturers for these ingredients or products should the existing supplies become unavailable or in the event that our sole contract manufacturer is unable to adequately perform its responsibilities. Any delays or interruptions in the supply of materials by Avid could cause the delay of clinical trials and could delay or prevent the commercialization of product candidates that may receive regulatory approval. Such delays or interruptions would have a material adverse effect on our business and financial condition.

If we have problems with the third parties that prepare, fill, finish, and package our product candidates for distribution, our product development and commercialization efforts for these candidates could be delayed or stopped.
      In the event that any of our product candidates are used in clinical trials or receive the necessary regulatory approval for commercialization, we rely on third parties to prepare, fill, finish, and package the products prior to their distribution. If we are unable to locate third parties to perform these functions on terms that are economically acceptable to us, the progress of clinical trials could be delayed or even suspended and the commercialization of approved product candidates could be delayed or prevented. We currently utilize a third-party to prepare, fill, finish, and package Cumulase. In addition, we currently utilize a subsidiary of Baxter Healthcare Corporation (“Baxter”) to prepare, fill, finish, and package Hylenex under a development and supply agreement. Baxter has only limited experience manufacturing Hylenex batches and we rely on its ability to successfully manufacture Hylenex batches according to product specifications. Any delays or interruptions in Baxter’s ability to manufacture Hylenex batches could have a material adverse impact on our business and financial condition.

Our inability to attract, hire and retain key management and scientific personnel, and to recruit qualified independent directors, could negatively affect our business.
      Our success depends on the performance of key management and scientific employees with biotechnology experience. Given our small staff size and programs currently under development, we depend substantially on our ability to hire, train, retain and motivate high quality personnel, especially our scientists and management team in this field. In addition, we rely on the expertise and guidance of independent directors to develop business strategies and to guide our execution of these strategies. Due to changes in the regulatory environment for public companies over the past few years, the demand for independent directors has increased and it may be difficult for us, due to competition from both like-sized and larger companies, to recruit qualified independent directors.
      Furthermore, if we were to lose key management personnel, particularly Jonathan Lim, M.D., our chief executive officer, or Gregory Frost, Ph.D., our chief scientific officer, then we would likely lose some portion of our institutional knowledge and technical know-how, potentially causing a substantial delay in one or more of our development programs until adequate replacement personnel could be hired and trained. For example, Dr. Frost has been with us from soon after our inception, and he possesses a substantial amount of knowledge about our development efforts. If we were to lose his services, we would experience delays in meeting our product development schedules. We have not entered into any retention or other agreements specifically designed to motivate officers or other employees to remain with Halozyme other than standard agreements relating to the vesting of stock options that every optionee of Halozyme must enter into as a condition of receiving an option grant.
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

Risks Related To Our Stock

Future sales of shares of our common stock upon the exercise of currently outstanding securities or pursuant to our universal shelf registration statement may negatively affect our stock price.
      As a result of our January 2004 private financing transaction, we issued warrants to private investors for the purchase of 10,461,943 shares of common stock at purchase prices ranging from $0.77 to $1.75 per share. Currently, approximately 8.2 million shares of common stock remain issuable upon the exercise of these warrants. As a result of our October 2004 financing transaction, we issued warrants for the purchase of 2,709,542 shares of common stock. The exercise of these warrants could result in significant dilution to stockholders at the time of exercise which could negatively affect our stock price.
      As a result of our December 2005 financing transaction, we issued 10,000,000 shares of common stock to certain institutional and accredited investors for $17.5 million in gross proceeds, or $1.75 per share. These shares were sold under our universal shelf registration statement in a registered direct offering. We currently have the ability, from time to time, to offer and sell up to $32.5 million of additional equity or debt securities under this universal shelf registration statement. Sales of substantial amounts of shares of our common stock or other securities under our universal shelf registration statement could lower the market price of our common stock and impair the Company’s ability to raise capital through the sale of equity securities. In the future, we may issue additional options, warrants or other derivative securities convertible into Halozyme common stock.

Our stock price is subject to significant volatility.
      We participate in a highly dynamic industry, which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our closing high and low stock prices during the twelve months ended February 28, 2006 were $3.07 and $1.50, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this report, any of the following factors may lead to a significant drop in our stock price:

•	general negative conditions in the healthcare industry;

•	general negative conditions in the financial markets;

•	the failure, for any reason, to obtain FDA approval for any of our products;

•	for those products that are approved by the FDA, the failure of the FDA to approve such products in a timely manner consistent with the FDA’s historical approval process;

•	the suspension of our Chemophase clinical trial due to safety or patient tolerability issues;

•	our failure, or the failure of our third-party partners, to successfully commercialize products approved by the FDA;

•	our failure, or the failure of our third-party partners, to generate product revenues anticipated by investors;

•	problems with our sole API contract manufacturer or our sole fill and finish manufacturer for Hylenex;

•	the exercise of our right to redeem certain outstanding warrants to purchase our common stock; and

•	the sale of additional debt and/or equity securities by us.

Trading in our stock has been limited, so investors may not be able to sell as much stock as they want to at prevailing market prices.
      During the ninety-day period ending February 28, 2006, our average daily trading volume was approximately 193,000 shares. If limited trading in our stock continues, it may be difficult for stockholders to sell their shares in the public market at any given time at prevailing prices.

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
      Extensive industry regulation has had, and will continue to have, a significant impact on our business. All pharmaceutical companies, including Halozyme, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the FDA and, to a lesser extent, the U.S. Drug Enforcement Administration (“DEA”) and foreign and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packaging, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. Under certain of these regulations, Halozyme and its contract suppliers and manufacturers are subject to periodic inspection of its or their respective facilities, procedures and operations and/or the testing of products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that Halozyme and its contract suppliers and manufacturers are in compliance with all applicable regulations. The FDA also conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems, or our contract suppliers’ and manufacturers’ processes, are in compliance with current good manufacturing practices and other FDA regulations. If we, or our contract supplier, fail these inspections, we may not be able to commercialize our product in a timely manner without incurring significant additional costs, or at all.
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
      Regulatory requirements applicable to pharmaceutical products make the substitution of suppliers and manufacturers costly and time consuming. We have no internal manufacturing capabilities and are, and expect to be in the future, entirely dependent on contract manufacturers and suppliers for the manufacture of our products and for their active and other ingredients. The disqualification of these manufacturers and suppliers through their failure to comply with regulatory requirements could negatively impact our business because the delays and costs in obtaining and qualifying alternate suppliers (if such alternative suppliers are available, which we cannot assure) could delay clinical trials or otherwise inhibit our ability to bring approved products to market, which would have a material adverse effect on our business and financial condition.

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

If third-party reimbursement and customer contracts are not available, our products may not be accepted in the market.
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
      Customer contracts, such as with group paying organizations and hospital formularies, will often not offer contract or formulary status without either the lowest price or substantial proven clinical differentiation. If our products are compared to animal-extracted hyaluronidases by these entities, it is possible that neither of these conditions will be met, which could limit market acceptance and result in a material adverse effect on our financial condition.

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
      We have numerous competitors in the United States and abroad, including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that may be developing competing products. Such competitors include, but are not limited to, Sigma-Aldrich Corporation, ISTA Pharmaceuticals, Inc. (ISTA), Amphastar Pharmaceuticals, Inc., and Primapharm, Inc., among others. These competitors may develop technologies and products that are more effective, safer, or less costly than our current or future product candidates or that could render our technologies and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking pre-clinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare. Other manufacturers have FDA approved products for use as spreading agents, including ISTA Pharmaceuticals, Inc. (“ISTA”), with an ovine-derived hyaluronidase, Vitrase®, Amphastar Pharmaceuticals, Inc., with a bovine-derived hyaluronidase, Amphadasetm, and Primapharm, Inc., also with a bovine-derived hyaluronidase, Hydasetm. The FDA has determined that Amphadase, Hydase, Hylenex and Vitrase are distinct new chemical entities and hence afforded five years of market exclusivity. The five year market exclusivity precludes identical new chemical entity products from being marketed for a period of five years. As each of these products are established as distinctly different new chemical entities the marketing exclusivity granted does not prohibit the marketing of the products.

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
      Our administrative offices and research facilities are located in San Diego, California. We lease an aggregate of approximately 12,000 square feet of office and research space for approximately $21,000 per month. We have three separate leases for our facilities, two of which expire on June 30, 2006 (10,800 square feet) and the third lease is a month-to-month lease (1,200 square feet). We believe the space is adequate for our immediate needs, but additional space may be required and may be relatively more costly as we expand our research and development activities. We do not foresee any significant difficulties in obtaining any required additional facilities.

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
      There were no matters submitted to a vote of security holders of Halozyme during the fourth quarter of fiscal 2005.
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

Fiscal Year 2005	High	Low

First Quarter	$2.24	$1.50
Second Quarter	$2.10	$1.60
Third Quarter	$2.22	$1.60
Fourth Quarter	$2.36	$1.70

Fiscal Year 2004	High	Low

First Quarter	$4.75	$0.02
Second Quarter	$4.68	$2.55
Third Quarter	$3.35	$1.41
Fourth Quarter	$3.10	$1.80
      On February 28, 2006, the closing sales price of Common Stock was $3.00 per share. As of February 15, 2006, we had approximately 1,300 stockholders of record. We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.

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

Overview
      We are a biopharmaceutical company dedicated to the development and commercialization of recombinant human enzymes for the drug delivery, palliative care, oncology, and infertility markets. Our existing products and our products under development are based on intellectual property covering the family of human enzymes known as hyaluronidases. Hyaluronidases are enzymes (proteins) that break down hyaluronic acid, which is a naturally occurring substance in the human body. Our technology is based on recombinant human PH20 (rHuPH20), a human synthetic version of hyaluronidase that degrades hyaluronic acid, a space-filling, gel-like substance that is a major component of tissues throughout the body, such as skin and cartilage. The PH20 enzyme is a naturally occurring enzyme that digests hyaluronic acid to temporarily break down the gel, thereby facilitating the penetration and diffusion of other drugs and fluids that are injected under the skin or in the muscle. It also degrades the cumulus matrix surrounding oocytes (eggs) facilitating in vitro fertilization (IVF).
      Currently, we have only limited revenue from Cumulase product sales and all of our potential products, with the exception of Cumulase and Hylenex, are either in the research, pre-clinical, or clinical stage. It may be years, if ever, before we are able to obtain the regulatory approvals necessary to generate meaningful revenue from the sale of these product candidates. In addition, we have only generated minimal revenue from our biopharmaceutical operations and we have had operating and net losses each year since inception, with an accumulated deficit of $26,347,254 as of December 31, 2005.
      Additionally, in December 2005, we issued 10,000,000 shares of common stock to certain institutional and accredited investors for $17.5 million in gross proceeds, or $1.75 per share. These shares were sold under our universal shelf registration statement in a registered direct offering. We currently have $32.5 million remaining under our universal shelf registration statement which will permit us, from time to time, to offer and sell up to $32.5 million of additional equity or debt securities. Sales of substantial amounts of shares of our common stock, or even the potential for such sales through the exercise of warrants, could lower the market price of our common stock and impair the Company’s ability to raise capital through the sale of equity securities. In the future, we may issue additional options, warrants or other derivative securities convertible into Halozyme common stock to fund the continued development of our product candidates and general corporate purposes.

Current Products and Product Candidates
      We currently have two FDA-approved products, Cumulase and Hylenex. We also have one product candidate, Chemophase, which is currently in clinical development. All of our other product candidates are in the research or pre-clinical stage of development. We received a CE (European Conformity) Mark for Cumulase in December 2004 and FDA clearance in April 2005. We launched Cumulase in the European Union and in the United States in June 2005.
      During March 2005, we filed a new drug application (“NDA”) for the spreading agent Hylenex. Other manufacturers have FDA approved products for use as spreading agents, including ISTA Pharmaceuticals, Inc. (“ISTA”), with an ovine (ram) hyaluronidase, Vitrase®, Amphastar Pharmaceuticals, Inc., with a bovine (bull) hyaluronidase, Amphadasetm, and Primapharm, Inc. also with a bovine hyaluronidase, Hydasetm. The FDA has determined that Amphadase, Hydase, Hylenex and Vitrase are distinct new chemical entities and hence afforded five years of market exclusivity. The five year market exclusivity precludes identical new chemical entity products from being marketed for a period of five years. As each of these products are established as distinctly different new chemical entities the marketing exclusivity granted does not prohibit the marketing of the products. During December 2005, we received FDA approval for our Hylenex NDA.
      During June 2005, we submitted an investigational new drug application (“IND”) in order to begin clinical testing of our Chemophase product candidate. We received authorization to initiate clinical testing of Chemophase in August 2005, and we commenced patient enrollment in our initial clinical protocol under this IND in October 2005. In March 2006, we completed enrollment in our Chemophase Phase I clinical trial.

Baxter Agreement
      During August 2004, we signed an Exclusive Distribution Agreement (the “Distribution Agreement”) with Baxter Healthcare Corporation (“Baxter”) to market, distribute and sell Hylenex in the United States and Puerto Rico.
      During March 2005, we entered into a Development and Supply Agreement (the “Supply Agreement”) and a First Amendment to the existing Distribution Agreement with Baxter. Under the terms of the agreements, we will supply Baxter with the active pharmaceutical ingredient, and Baxter will fill and finish Hylenex and hold it for subsequent distribution. The Supply Agreement provides for additional product development opportunities that the parties may mutually decide to pursue. In addition, Baxter has a right of first refusal on certain product line extensions and select new products. The First Amendment provides for specific and consistent definitions among the Supply Agreement and Distribution Agreement, modifies various covenants of Baxter relating to the definition of marketing and incremental sales costs, including a cap on the annualized amount of marketing and incremental sales costs to be paid by Baxter. In the event that both parties agree in advance to combined marketing and incremental sales costs in excess of the cap, such excess marketing and incremental sales costs shall be shared equally. Currently, the parties anticipate that combined marketing and incremental sales costs for 2006 will be in excess of the cap. As such, it is possible that aggregate revenues from sales of Hylenex will be less than our portion of these shared additional marketing and incremental sales costs.

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

Costs and Expenses
      Cost of Sales. Cost of sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight associated with the sales of Cumulase, and the write-off related to short dating of certain Cumulase inventory.
      Research and Development. Our research and development expenses consist primarily of costs associated with the development and manufacturing of our product candidates, compensation and other expenses for research and development personnel, supplies and materials, costs for consultants and related contract research, facility costs, amortization and depreciation. We charge all research and development expenses to operations as they are incurred. Our research and development activities are primarily focused on the development of our Chemophase and Hylenex product candidates which are both based on our recombinant human PH20 (rHuPH20) enzyme, a human synthetic version of hyaluronidase. We are also developing Chemophase, which is also based on our rHuPH20 enzyme, and we completed enrollment in our Chemophase Phase I clinical trial in March 2006.
      Since our inception through December 31, 2005, we have incurred research and development costs of $19.1 million. From January 1, 2002 through December 31, 2005, approximately 69% of our research and development costs were associated with the research and development of our recombinant human PH20 enzyme used in our Cumulase and Hylenex product candidates. In addition, for the year ended December 31, 2005, approximately 33% of our research and development costs were associated with the development of our Chemophase product candidate. Due to the uncertainty in obtaining FDA approval, our reliance on third parties, and competitive pressures, we are unable to estimate with any certainty the additional costs we will incur in the continued development of our Hylenex and Chemophase product candidates for commercialization. However, we expect our research and development costs to increase substantially if we are able to advance our product candidates into later stages of clinical development.

      Clinical development timelines, likelihood of success, and total costs vary widely. Although we are currently focused primarily on advancing Chemophase, we anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific and clinical progress of each product candidate and other market and regulatory developments.
      Product candidate completion dates and costs vary significantly for each product candidate and are difficult to estimate. The lengthy process of seeking regulatory approvals, and the subsequent compliance with applicable regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations. We received FDA approval for our Hylenex product candidate in December 2005. We submitted an IND for our Chemophase product candidate in June 2005, and initiated Phase I clinical trials in October 2005. In March 2006, we completed enrollment in our Chemophase Phase I clinical trial. We cannot be certain when or if our Chemophase product candidate, or any of our other product candidates, will receive regulatory approval or whether any net cash inflow from our Chemophase product candidate, or any of our other product candidates, or development projects, will commence.
      Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and other expenses related to our corporate operations and administrative employees, legal fees, other professional services expenses, and marketing expenses.
      Other Income and Expense, Net. Other income and expense, net consists primarily of interest income earned on our cash and cash equivalents. For the prior year, other income and expense, net, also includes the liabilities assumed as a result of our reverse merger.

Critical Accounting Policies and Estimates
      Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition
      We recognize revenue from product sales in accordance with Statement of Financial Accounting Standards, or SFAS, No. 48, Revenue Recognition When Right of Return Exists, when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable. We recognize product sales net of estimated allowances for product returns, managed care rebates, reimbursements relating to Medicare, patient coupons, chargebacks from distributors, wholesaler fees and prompt payment and other discounts. Such estimates require our most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. If actual future payments for returns, rebates, coupons, chargebacks and discounts exceed the estimates we made at the time of sale, our financial position, results of operations and cash flows would be negatively impacted.
      Cumulase revenue is recognized when the transfer of ownership occurs, upon shipment to the distributor. Accounts receivable is recorded net of an allowance for doubtful accounts. Currently, the allowance for doubtful accounts is zero as the collectibility of accounts receivable is reasonably assured. We are not obligated to accept from customers the return of any Cumulase product that have reached their expiration date. Thus, no allowance for product returns has been established.
      Under the terms of our Baxter agreement, we will supply Baxter the active pharmaceutical ingredient for Hylenex and Baxter will fill and finish Hylenex and hold it for subsequent distribution. During the fourth quarter of 2005, the Company transferred $254,000 of the active pharmaceutical ingredient for Hylenex to Baxter for filling and finishing. Because of our continued involvement in the development and production process of Hylenex under the terms of the Supply Agreement, the earnings process is not considered to be complete. Accordingly, the Company defers revenue and the related product costs resulting from transfers of inventory to Baxter until the product is ultimately sold to customers.

Clinical Trial Expenses
      Research and development expenditures are charged to operations as incurred. Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions, clinical research organizations, and other vendors that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price. Payments under the contracts depend on factors such as the successful enrollment of patients or the completion of clinical trial milestones. Expenses related to clinical trials generally are accrued based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates accordingly on a prospective basis.
      In addition, we have several contracts that extend across multiple reporting periods, including our largest contract representing a $1 million research study. We recognize expenses as the services are provided pursuant to management’s assessment of the progress that has been made to date. Such contracts require an assessment of the work that has been completed during the period, including measurement of progress, analysis of data that justifies the progress and management’s judgment. A 5% variance in our estimate of the work completed in our largest contract could increase or decrease our operating expenses by $50,000.

Inventory
      Inventory consists of our Cumulase product and our Hylenex API. Inventory primarily represents raw materials used in production and finished goods inventory on hand, valued at standard cost. Inventories are reviewed periodically for slow-moving or obsolete status. If a launch of a new product is delayed, inventory may not be fully utilized and could be subject to impairment, at which point we would record a reserve to adjust inventory to its net realizable value.

Income Taxes
      We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase our income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. We had $11.6 million as of December 31, 2005 and $5.5 million as of December 31, 2004 in gross deferred tax assets, which were fully offset by a valuation allowance.
      The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Please see our audited financial statements and notes thereto included elsewhere in this annual report, which contain accounting policies and other disclosures required by GAAP.

Results of Operations — Comparison of Year Ended December 31, 2005 and 2004
      Revenues — Product sales were $127,000 for the year ended December 31, 2005 and consisted of sales of Cumulase, which we launched in June 2005.
      Cost of Sales — Cost of sales were $52,000 for the year ended December 31, 2005 and consisted primarily of third-party manufacturing costs, fill and finish costs, freight costs and the write-off related to certain Cumulase inventory that was approaching expiration.
      Research and Development — Research and development expenses were $10,220,000 for the year ended December 31, 2005 compared to $6,517,000 for the year ended December 31, 2004. Our research and development expenses consisted primarily of costs associated with the development and manufacturing of our product candidates, compensation and other expenses for research and development personnel, supplies and materials, costs for consultants and related contract research, facility costs, amortization and depreciation. Research and development expenses increased by $3,703,000 due primarily to completion of Cumulase 510(k) requirements, the completion of Hylenex chemistry manufacturing and controls work, the completion of Chemophase toxicology work, the hiring of additional research and development personnel, and contract manufacturing costs for development and production of our rHuPH20 enzyme for research and clinical use. We expect research and development costs to continue to increase in future periods as we increase our research efforts and continue to develop and manufacture our product candidates.
      General and Administrative — General and administrative expenses were $3,417,000 for the year ended December 31, 2005 compared to $2,571,000 for the year ended December 31, 2004. General and administrative expenses increased by $846,000 due to the hiring of additional administrative personnel and increased legal fees. We anticipate that compliance with provisions of the Sarbanes-Oxley Act of 2002, including Section 404 relating to audits of our internal controls, will increase our general and administrative costs in future periods.
      Other Income and Expense — Other income was $286,000 for the year ended December 31, 2005 compared to other expense of $4,000 for the year ended December 31, 2004. The increase in other income was due to higher interest income as a result of maintaining higher average cash balances during 2005.
      Net Loss — Net loss for the year ended December 31, 2005 was $13,275,000, or $0.26 per common share, compared to $9,091,000, or $0.26 per common share for the year ended December 31, 2004. The increase in net loss was due to an increase in operating expenses, reflecting our increased research and development efforts and additional personnel costs.
      Liquidity and Capital Resources — As of December 31, 2005, cash and cash equivalents were $19,132,000 versus $16,008,000 as of December 31, 2004, an increase of $3,124,000. This increase resulted primarily from the sale of common stock for approximately $16,472,000, net of issuance costs during the year ended December 31, 2005, offset by our net cash used in operations and for the purchase of property and equipment for the year ended December 31, 2005.
      Net cash used in operations was $12,996,000 during the year ended December 31, 2005 compared to $7,718,000 of cash used in operations during the year ended December 31, 2004. This increase was due to an increase in our research and development efforts and additional personnel.
      Net cash used in investing activities was $351,000 during the year ended December 31, 2005 compared to $228,000 during the year ended December 31, 2004. This was due to the increased purchase of property and equipment during 2005.
      Net cash provided by financing activities was $16,472,000 during the year ended December 31, 2005 versus $23,450,000 during the year ended December 31, 2004. In December 2005, we sold common stock for approximately $17,500,000, or $16,021,000 net of issuance costs. Additionally, we received approximately $232,000 in proceeds from warrant exercises during the year ended December 31, 2005. In January 2004, we sold common stock and warrants to purchase common stock for approximately $8,057,000, or $7,670,000 net of issuance costs. In October 2004, we sold common stock and warrants to purchase common stock for approximately $13,870,000, or $12,717,000 net of issuance costs. Additionally, we received approximately $2,863,000 in proceeds from warrant exercises during the year ended December 31, 2004.
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
      We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months. Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds from our most recent private financing. We may finance future cash needs through the sale of other equity securities, the exercise of our callable warrants, strategic collaboration agreements, debt financing, or any combination of the foregoing. On June 10, 2005, we filed a shelf registration statement on Form S-3 (Registration No. 333-125731), which was declared effective on June 17, 2005, which will permit us, from time to time, to offer and sell up to $50 million of equity or debt securities. We currently have the ability to issue debt and equity securities for an aggregate of $32.5 million under our shelf registration statement. We cannot be certain that our existing cash and cash equivalents will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs or delay the launch of our product candidates. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
      Off-Balance Sheet Arrangements — As of December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Recent Accounting Pronouncements
      On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We expect to adopt SFAS 123(R) on January 1, 2006.
      As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options when the exercise price is equal to or in excess of the fair value of the stock at the date of grant. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in Note 2 to our financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The provision of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. As a result of our manufacturing process being outsourced, we do not believe that the adoption of this statement will have a material impact on our financial condition or results of operations.

Item 7.	Financial Statements.
      Our financial statements are annexed to this report beginning on page F-1.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
      None.

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
Changes in Internal Controls Over Financial Reporting
      There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 8B.	Other Information.
      None.
PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
      The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2006 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information under the caption “Compliance with Section 16(a) of the Exchange Act” contained in the Proxy Statement. The information required by this item regarding our code of ethics is incorporated by reference to the information under the caption “Code of Ethics” contained in our Proxy Statement.

Executive Officers
      Jonathan E. Lim, MD (34), President, Chief Executive Officer and Director. Dr. Lim joined Halozyme in 2003. From 2001 to 2003, Dr. Lim was a management consultant at McKinsey & Company, where he specialized in the health care industry, serving a wide range of start-ups to Fortune 500 companies in the biopharmaceutical, medical products, and payor/provider segments. From 1999 to 2001, Dr. Lim was a recipient of a National Institutes of Health Postdoctoral Fellowship, during which time he conducted clinical outcomes research at Harvard Medical School. He has published articles in peer-reviewed medical journals such as the Annals of Surgery and the Journal of Refractive Surgery. Dr. Lim’s prior experience also includes two years of clinical training in general surgery at the New York Hospital-Cornell Medical Center and Memorial Sloan-Kettering Cancer Center; Founder and President of a health care software company; Founding Editor-in-Chief of the McGill Journal of Medicine; and basic science and clinical research at the Salk Institute for Biological Studies and Massachusetts Eye and Ear Infirmary. Dr. Lim is currently a California — licensed physician and was a member of the strategic planning committee of the American Medical Association from 2002 to 2005. He earned his BS, with honors, and MS degrees in molecular biology from Stanford University, his MD degree from McGill University, and his MPH degree in health care management from Harvard University.
      Gregory I. Frost, PhD (34), Vice President & Chief Scientific Officer and Director. Dr. Frost co-founded Halozyme in 1999 and has spent more than twelve years researching the hyaluronidase family of enzymes. From 1998 to 1999, he was a Senior Research Scientist at the Sidney Kimmel Cancer Center (SKCC), where he focused much of his work developing the hyaluronidase technology. Prior to SKCC, his research in the Department of Pathology at the University of California, San Francisco, led directly to the purification, cloning, and characterization of the human hyaluronidase gene family, and the discovery of several metabolic disorders. He has authored multiple scientific peer-reviewed and invited articles in the Hyaluronidase field and is an inventor on several key patents. Dr. Frost’s prior experience includes serving as a scientific consultant to a number of biopharmaceutical companies, including Q-Med (SE), Biophausia AB (SE), and Active Biotech (SE). Dr. Frost is registered to practice before the US Patent Trademark Office, and earned his BA in biochemistry and molecular biology from the University of California, Santa Cruz, and his PhD in the department of Pathology at the University of California, San Francisco, where he was an ARCS-Scholar.
      Richard C. Yocum, MD (50), Vice President of Clinical Development and Medical Affairs. Dr. Yocum has over 23 years of professional experience in clinical drug development, project team management, clinical research trial design and implementation, and the practice of general internal medicine. His experience spans all phases of clinical development, including IND submissions; Phase I, II, III, and IV trials; multinational clinical trials; NDA, NDS and MAA preparation and submissions, including proven successes with multiple NDA and MAA approvals and new product launches; FDA advisory panel meetings and CHMP Oral Hearing; and lifecycle management. Dr. Yocum’s broad-based training and experience in Internal Medicine has enabled him to successfully lead drug development efforts in multiple therapeutic areas, including oncology, dermatology, cardiovascular, immunology, endocrinology, and gastroenterology. Prior to Halozyme, from May 2002 to March 2005, Dr. Yocum was Vice President of Clinical Development and Medical Affairs at Chugai Pharma USA, LLC (CPUSA), a member of the Chugai-Roche group. From 1995 to 2002, Dr. Yocum was responsible for the clinical development of several retinoid-based drugs for the treatment of various cancers and benign dermatological diseases at Ligand Pharmaceuticals, where he was involved in the approval of seven of seven new drug registration dossiers, and served most recently as Executive Medical Director of Clinical Development. From 1993 to 1995, Dr. Yocum was employed in the Clinical Research department at Gensia. Dr. Yocum is board-certified in general internal medicine, and maintained a clinical practice for nine years before transitioning to the pharmaceutical industry. He received his AB in Chemistry from Dartmouth College, his MD from Johns Hopkins University, and completed his medical residency at the University of California, San Diego.
      David A. Ramsay, MBA (41), Vice President & Chief Financial Officer. Mr. Ramsay joined Halozyme in 2003 and brings 18 years of corporate financial experience spanning several industries. From 2000 to 2003, he was Vice President, Chief Financial Officer of Lathian Systems, a provider of technology-based sales solutions for the life sciences industry. Prior to Lathian, Mr. Ramsay was the Vice President, Treasurer of

ICN Pharmaceuticals, now called Valeant Pharmaceuticals International, a multinational, specialty pharmaceutical company. Mr. Ramsay joined ICN in 1998 from ARCO, where he spent four years in various financial roles, most recently serving as Manager of Financial Planning & Analysis for the company’s 1,700-station West Coast Retail Marketing Network. Prior to ARCO, he served as Vice President, Controller for Security Pacific Asian Bank, a subsidiary of Security Pacific Corporation. He began his career as an Auditor at Deloitte & Touche, where he obtained his CPA license. Mr. Ramsay serves on the Board of Directors for Axxora Life Sciences, Inc., a privately held, worldwide research reagent company. He is also Chairman of the Audit Committee of Axxora. Mr. Ramsay graduated from the University of California, Berkeley, with a BS degree in Business Administration and earned his MBA degree with a dual major in Finance and Strategic Management from The Wharton School at the University of Pennsylvania.
      Don A. Kennard (59), Vice President of Regulatory Affairs & Quality Assurance. Mr. Kennard joined Halozyme in 2004 and brings to Halozyme nearly 30 years of professional senior management experience in the fields of regulatory affairs (RA), clinical programs, and quality assurance (QA). He has worked directly with the U.S. Food and Drug Administration (FDA), as well as regulatory authorities of various foreign ministries of health, to secure registration, authorize commercialization, and successfully implement quality programs, for a broad range and extensive number of product approvals across pharmaceuticals, biologics, medical devices, and diagnostics. Prior to Halozyme, Mr. Kennard was Vice President of Worldwide RA/ QA at Quidel, Inc., a manufacturer of diagnostic products, where he led the RA/ QA and Clinical functions, while also establishing a Quality System CE marking program that enabled Quidel to expand and sustain sales in the European Union. From 1991 to 2001, he was Vice President of RA/ QA/ R&D for Nobel Biocare, Inc. and Steri-Oss (acquired by Nobel Biocare), where he directed all regulatory affairs, quality assurance, clinical trials, and R&D activities. From 1981 to 1991, Mr. Kennard was Director of RA/ QA at Allergan, Inc., where he directed regulatory affairs, quality assurance and quality control in the development and manufacture of prescription and OTC ophthalmic and dermatological drugs, injectable drugs, biotechnology products, and ophthalmic products. Prior to Allergan, he was Director of Quality Control at B. Braun. Mr. Kennard holds a BS degree in Microbiology and a Regulatory Affairs Certificate.
      Carolyn M. Rynard, PhD (51), Vice President of Product Development & Manufacturing. Dr. Rynard joined Halozyme in 2003. Dr. Rynard’s career in drug development spans 20 years in the pharmaceutical and biotech industries. Her broad experience includes project management, formulation, manufacturing, clinical supplies, validation, medical devices, and quality systems. From 2001 to 2003, Dr. Rynard was Vice President of Product Development at Medinox, Inc., where she was directly responsible for Medinox’s Chemistry, Manufacturing, and Control, formulation, analytical methods, and specification development. From 1994 to 2001, she worked for Amylin Pharmaceuticals, Inc., a San Diego, California-based pharmaceutical company where she held various positions of increasing responsibility, serving most recently as Senior Director of Product Development. At Amylin, Dr. Rynard managed seven functional areas and wrote chemistry manufacturing and controls sections for US NDAs and investigational new drug applications; European marketing authorization applications and clinical trial exemptions; as well as device 510(k) and CE mark technical files. Prior to joining Amylin, Dr. Rynard held various R&D positions at Baxter Healthcare and at DuPont. Dr. Rynard earned her BSc degree in Chemistry and Biochemistry from the University of Toronto, and her PhD in Physical and Organic Chemistry from Stanford University.
      Mark S. Wilson, MBA (45), Vice President of Business Development. Mr. Wilson joined Halozyme in 2003 and has spent more than 15 years in the biotechnology/pharmaceutical industry, having most recently served as Founder and CEO of Biophysica Science, Inc. and Director of Strategic External Alliance Management at Pfizer Global R&D — La Jolla from 2001 to 2003. From 1996 to 2001, Mr. Wilson was Associate Director of Materials at Agouron Pharmaceuticals, Inc., where he identified and negotiated international supply agreements in excess of $120 million annually and served as Materials Manager for the launch of Viracept. From 1991 to 1996, Mr. Wilson was an Associate Director at Gensia Laboratories, Ltd., where he directed a wide range of business operations. Prior experience also includes various management and operational roles at Hybritech, Ferro Corporation, and TRW, Inc. Mr. Wilson earned his BS degree in engineering from the University of California, Berkeley, and his MBA degree at the Anderson Graduate School of Management at the University of California, Los Angeles.

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

Item 13.	Exhibits.
      The following documents are filed as part of this Annual Report:
      (a) Financial Statements:
      (b) Exhibits:

3.1		Amended and Restated Articles of Incorporation, as filed with the Nevada Secretary of State on March 11, 2004

3.2		Bylaws as Amended(1)

10.1		License Agreement between University of Connecticut and Registrant, dated November 15, 2002(2)

10	.2*	Agreement for Services between Avid Bioservices, Inc. and Registrant, dated November 19, 2003(2)

10	.3*	Distribution Agreement between MidAtlantic Diagnostics, Inc. and Registrant, dated January 30, 2004(2)

10	.4*	Distribution Agreement between MediCult AS and Registrant, dated February 9, 2004(2)

10	.5*	Distribution Agreement between Cook Ob/ Gyn Incorporated and Registrant, dated April 13, 2004(2)

10.6		2004 Stock Plan and Form of Option Agreement thereunder(3)

10.7		Form of Indemnity Agreement for Directors and Executive Officers(3)

10	.8*	Exclusive Distribution Agreement between Baxter Healthcare and Registrant, dated August 13, 2004(4)

10.9		Form of Callable Stock Purchase Warrant(3)

10.10		Securities Purchase Agreement between Registrant and the other signatories thereto, dated as of October 12, 2004(5)

10.11		Form of Common Stock Purchase Warrant(5)

10.12		Registration Rights Agreement between Registrant and the other signatories thereto, dated as of October 12, 2004(5)

10.13		DeliaTroph Pharmaceuticals, Inc. 2001 Amended and Restated Stock Plan and form of Stock Option Agreements for options assumed thereunder(6)

10.14		Nonstatutory Stock Option Agreement With Andrew Kim(6)

10	.15*	Commercial Supply Agreement with Avid Bioservices, Inc. and Registrant, dated February 16, 2005(7)

10	.16*	Development and Supply Agreement with Baxter Healthcare Corporation and Registrant, dated March 24, 2005(8)

10	.17*	First Amendment to the Exclusive Distribution Agreement between Baxter Healthcare Corporation and Registrant, dated March 24, 2005(8)

10.18		Halozyme Therapeutics, Inc. 2005 Outside Directors’ Stock Plan(9)

10	.19*	Second Amendment to the Exclusive Distribution Agreement between Baxter Healthcare Corporation and Registrant, dated December 8, 2005

10.20		Placement Agent Agreement, dated as of December 12, 2005 between Halozyme, SG Cowen & Co., LLC, Rodman & Renshaw, LLC and Roth Capital Partners, LLC(10)

10.21		Placement Agent Agreement, dated as of December 13, 2005 between Halozyme, SG Cowen & Co., LLC, Rodman & Renshaw, LLC and Roth Capital Partners, LLC(11)

10.22		First Amendment to the License Agreement between University of Connecticut and Registrant, dated January 9, 2006(12)

31.1		Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 14, 2004, and Exhibit 99.2 of Registrant’s Current Report on Form 8-K, filed July 6, 2005.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Commission on April 23, 2004.

(3)	Incorporated by reference to the Registrant’s amendment number two to the Registration Statement on Form SB-2 filed with the Commission on July 23, 2004.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB, filed November 12, 2004.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed October 15, 2004.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on October 26, 2004.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 22, 2005.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 30, 2005.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 6, 2005.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 13, 2005.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 14, 2005.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed January 12, 2006.

*	Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted from this agreement and have been filed separately with the Securities and Exchange Commission.

Item 14.	Principal Accountant Fees and Services.
      The information required by this item is incorporated by reference to the information under the caption “Principal Accountant Fees and Services” contained in the Proxy Statement.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of San Diego, on March 24, 2006.

Halozyme Therapeutics, Inc.,
a Nevada corporation

By:	/s/ Jonathan E. Lim

Jonathan E. Lim, MD
President and Chief Executive Officer
Date: March 24, 2006
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

Signature	Title	Date

/s/ Jonathan E. Lim, M.D. Jonathan E. Lim, M.D.	President and Chief Executive Officer (Principal Executive Officer)	March 24, 2006

/s/ David A. Ramsay David A. Ramsay	Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2006

/s/ Gregory I. Frost, Ph.D. Gregory I. Frost, Ph.D.	Vice President and Chief Scientific Officer, Director	March 24, 2006

/s/ Kenneth J. Kelley Kenneth J. Kelley	Chairman of the Board	March 24, 2006

/s/ Robert L. Engler, M.D. Robert L. Engler, M.D.	Director	March 24, 2006

/s/ John S. Patton, Ph.D. John S. Patton, Ph.D.	Director	March 24, 2006

/s/ Steven T. Thornton Steven T. Thornton	Director	March 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Halozyme Therapeutics, Inc.
      We have audited the accompanying consolidated balance sheet of Halozyme Therapeutics, Inc. and subsidiary (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes, examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
/s/ CACCIAMATTA ACCOUNTANCY CORPORATION
Irvine, California
March 12, 2006

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,132,194
Accounts receivable, net	413,829
Inventory	278,958
Prepaid expenses	281,191

Total current assets	20,106,172
PROPERTY AND EQUIPMENT, net	381,248
OTHER ASSETS	22,835

Total Assets	$20,510,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,379,932
Accrued expenses	669,298
Deferred revenue	254,138

Total current liabilities	2,303,368

COMMITMENTS AND CONTINGENCIES	—
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 100,000,000 shares authorized; 60,246,997 shares issued and outstanding	60,247
Additional paid-in-capital	44,493,894
Accumulated deficit	(26,347,254)

Total Stockholders’ Equity	18,206,887

Total Liabilities and Stockholders’ Equity	$20,510,255

The accompanying notes are an integral part of these financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

REVENUES:
Product Sales	$127,209	$—
EXPENSES:
Cost of sales	51,968	—
Research and development	10,220,079	6,517,254
Selling, general and administrative	3,416,579	2,570,595

Total Expenses	13,688,626	9,087,849

LOSS FROM OPERATIONS	(13,561,417)	(9,087,849)
Other income (expense), net	286,044	(3,527)

LOSS BEFORE INCOME TAXES	(13,275,373)	(9,091,376)
Income Tax Expense	—	—

NET LOSS	$(13,275,373)	$(9,091,376)

Net loss per share, basic and diluted	$(0.26)	$(0.26)

Shares used in computing net loss per share, basic and diluted	50,317,021	35,411,127

The accompanying notes are an integral part of these financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,275,373)	$(9,091,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	206,348	123,350
Gain on disposal of equipment	(1,200)	—
Issuance of common stock and stock options for goods and services	186,402	98,200
Changes in operating assets and liabilities:
Accounts receivable	(391,669)	—
Inventory	(227,136)	(51,821)
Prepaid expenses and other assets	(217,555)	(95,868)
Accounts payable and accrued expenses	469,816	1,299,859
Deferred revenue	254,138	—

Net cash used in operating activities	(12,996,229)	(7,717,656)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(350,891)	(227,951)

Net cash used in investing activities	(350,891)	(227,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock — net	16,020,809	12,716,875
Proceeds from exercise of stock options — net	218,422	—
Proceeds from exercise of warrants — net	232,369	2,862,720
Contributed capital — net	—	7,870,146

Net cash provided by financing activities	16,471,600	23,449,741

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,124,480	15,504,134
CASH AND CASH EQUIVALENTS, beginning of period	16,007,714	503,580

CASH AND CASH EQUIVALENTS, end of period	$19,132,194	$16,007,714

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—

Interest paid	$—	$—

Non cash investing and financing activities:
Conversion of contributed capital to common stock	$—	$7,870,146

Conversion of Series C preferred stock to common stock	$—	$1,004,486

Accrued cost for redemption of unexercised callable warrants	$—	$6,114

The accompanying notes are an integral part of these financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock				Total
			Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, DECEMBER 31, 2003	8,196,362	8,196	4,346,116	(3,980,505)	373,807
Redemption of common stock, March 10, 2004	(4,296,362)	(4,296)	(38,007)	—	(42,303)
Issuance of shares for merger with DeliaTroph — net	35,521,906	35,522	7,876,927	—	7,912,449
Exercise of warrants	282,780	283	128,716	—	128,999
Exercise of callable warrants, net	1,571,682	1,571	2,726,036	—	2,727,607
Issuance of common stock for cash, net	7,925,715	7,926	12,708,949	—	12,716,875
Issuance of common stock options to consultants	—	—	98,200	—	98,200
Net loss	—	—	—	(9,091,376)	(9,091,376)

BALANCE, DECEMBER 31, 2004	49,202,083	$49,202	$27,846,937	$(13,071,881)	$14,824,258
Exercise of stock options	620,146	620	217,802	—	218,422
Exercise of warrants	424,768	425	231,944	—	232,369
Issuance of common stock option to consultants	—	—	186,402	—	186,402
Issuance of common stock for cash, net	10,000,000	10,000	16,010,809	—	16,020,809
Net loss (PRELIMINARY)	—	—	—	(13,275,373)	(13,275,373)

BALANCE, DECEMBER 31, 2005	60,246,997	$60,247	$44,493,894	$(26,347,254)	$18,206,887

The accompanying notes are an integral part of these financial statements.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements

1.	Organization and Business
      Halozyme Therapeutics, Inc. (“Halozyme” or the “Company”) is a biopharmaceutical company dedicated to the development and commercialization of recombinant human enzymes for the infertility, palliative care, drug delivery and oncology markets.
      The Company’s operations to date have been limited to organizing and staffing the Company, acquiring, developing and securing its technology and undertaking product development for its existing products and for a limited number of product candidates. In June 2005, the Company launched its first product, Cumulasetm, a product used for in vitro fertilization, and transitioned from a development-stage organization to a commercial entity.

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

Concentrations
      Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash and cash equivalents. The Company maintains its cash balances with one major commercial bank. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000.
      The Company sells its products to established distributors in the pharmaceutical industry. Credit is extended based on an evaluation of the customer’s financial condition. Approximately 91% of the accounts receivable balance as of December 31, 2005 represents amounts due from three customers. The Company evaluates the collectibility of its accounts receivable based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, the Company did not record an allowance for doubtful accounts at December 31, 2005.
      The Company relies on a single third-party manufacturer for the supply of the active pharmaceutical ingredient in each of the Company’s current products. Payments due to this supplier represent 41% of the accounts payable balance at December 31, 2005.

Accounts Receivable
      Accounts receivable is recorded net of an allowance for doubtful accounts. Currently, the allowance for doubtful accounts is zero as the collectibility of accounts receivable is reasonably assured. While we are not obligated to accept from customers the return of products that have reached their expiration date, we evaluate

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
the need for any reserve each reporting period in the event we may decide to accept product returns that have reached their expiration date. Currently, the allowance for product returns is zero.

Inventory
      Inventories are stated at lower of cost or market and consist of raw materials and work in process used in the manufacture of the Company’s Cumulase and Hylenex products. Inventories are valued using a standard cost approach that approximates the first-in, first-out method. The inventory of work in process represents those units the Company expects to sell in the United States or European Union.

Property and Equipment
      Property and equipment are recorded at cost. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives of three years and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter.

Impairment of Long-Lived Assets
      The Company accounts for the impairment and disposition of long-lived assets in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets are reviewed for events of changes in circumstances, which indicate that their carrying value may not be recoverable. At December 31, 2005, the Company believes there has been no impairment of the value of such assets.

Research and Development Costs
      Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with FASB statement No. 2, “Accounting for Research and Development Costs.” Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions, clinical research organizations, and other vendors that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price. Payments under the contracts depend on factors such as the successful enrollment of patients or the completion of clinical trial milestones. Expenses related to clinical trials generally are accrued based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates accordingly on a prospective basis. As a result of our agreement with Baxter, both parties have agreed to share equally the cost of any Hylenex post-approval clinical trials. As such, we have recorded an accounts receivable at December 31, 2005 for Baxter’s share of these costs.

Stock-Based Compensation
      In December 2002, Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123 was issued. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. The Company adopted the disclosure requirements of SFAS No. 148 effective December 31, 2002. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed in APB No. 25 and, accordingly, does not recognize compensa-

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
tion expense for stock option grants made to employees at an exercise price equal to or in excess of the fair value of the stock at the date of grant. Deferred compensation is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the related options.
      Had compensation cost for the Company’s outstanding employee stock options been determined based on the fair value at the grant dates for those options consistent with SFAS No. 123, the Company’s net loss and basic and diluted net loss per share, would have been changed to the following pro forma amounts:

	Year Ended December 31,

	2005	2004

	In thousands (except per
	share data)
Net loss, as reported	$(13,275)	$(9,091)
Deduct: Total stock-based employee compensation expense determined under Fair value based method for all awards	(1,225)	(1,619)

Pro forma net loss	$(14,500)	$(10,710)

Net loss per share, basic and diluted, as reported	$(0.26)	$(0.26)

Pro forma net loss per share, basic and diluted	$(0.29)	$(0.30)

      Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock-based employee compensation under the fair value method prescribed in SFAS No. 123. The fair value of the options was estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

	Year Ended
	December 31,

	2005	2004

Risk free interest rate	3.9%	3.0%
Expected life (years)	4	4
Expected volatility	76%	100%
Expected dividends	—	—
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
Such common equivalent shares have not been included in the Company’s computation of net loss per share as their effect would have been anti-dilutive.

	Year Ended

	2005	2004

Numerator — Net loss	$(13,275,373)	$(9,091,376)

Denominator — Weight average shares outstanding	50,317,021	35,411,127

Net loss per share	$(0.26)	$(0.26)

Incremental common shares (not included because of their anti-dilutive nature)
Stock options	8,535,751	8,700,397
Stock warrants	11,561,578	11,886,346

Potential common equivalents	20,097,329	20,586,743

Comprehensive Income (Loss)
      Comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss). At December 31, 2005 and 2004, the Company has no reportable differences between net loss and comprehensive loss.

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

Revenue Recognition
      We recognize revenue from product sales in accordance with Statement of Financial Accounting Standards, or SFAS, No. 48, Revenue Recognition When Right of Return Exists, when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable. We recognize product sales net of estimated allowances for product returns, managed care rebates, reimbursements relating to Medicare, patient coupons, chargebacks from distributors, wholesaler fees and prompt payment and other discounts. Such estimates require our most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. If actual future payments for returns, rebates, coupons, chargebacks and discounts exceed the estimates we made at the time of sale, our financial position, results of operations and cash flows would be negatively impacted.
      Cumulase revenue is recognized when the transfer of ownership occurs, upon shipment to the distributor. Accounts receivable is recorded net of an allowance for doubtful accounts. Currently, the allowance for doubtful accounts is zero as the collectibility of accounts receivable is reasonably assured. We are not obligated to accept from customers the return of any Cumulase product that have reached their expiration date. Thus, no allowance for product returns has been established.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Under the terms of our Baxter agreement, we will supply Baxter the active pharmaceutical ingredient for Hylenex and Baxter will fill and finish Hylenex and hold it for subsequent distribution. During the fourth quarter of 2005, the Company transferred $254,000 of the active pharmaceutical ingredient for Hylenex to Baxter for filling and finishing. Because of our continued involvement in the development and production process of Hylenex under the terms of the Supply Agreement, the earnings process is not considered to be complete. Accordingly, the Company defers revenue and the related product costs resulting from transfers of inventory to Baxter until the product is ultimately sold to customers.

Recent Accounting Pronouncements
      On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We expect to adopt SFAS 123(R) on January 1, 2006.
      As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options when the exercise price is equal to or in excess of the fair value of the stock at the date of grant. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in Note 2 to our financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The provision of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. As a result of our manufacturing process being outsourced, we do not believe that the adoption of this statement will have a material impact on our financial condition or results of operations.

3.	Inventories
      Inventories are stated at the lower of cost or market and consist of raw materials of $259,452 and $22,870 and work in process of $19,506 and $28,951 used in the manufacture of the Company’s Cumulase and Hylenex products as of December 31, 2005 and 2004, respectively. Raw materials inventory includes $254,000 of costs associated with the transfer of the active pharmaceutical ingredient (“API”) for Hylenex to Baxter in the fourth quarter of 2005 under the Development and Supply Agreement (the “Supply Agreement”). The Supply Agreement provides for Baxter to purchase the API and fill and finish the product for subsequent distribution to customers. The transfer of the API to Baxter is recorded as a deferred charge and is included in raw materials inventory at December 31, 2005.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Inventories are valued using a standard cost approach that approximates the first-in, first-out method. The inventory of raw materials and work in process represents those units the Company expects to sell in the European Union and the United States.

4.	Property and Equipment
      Property and equipment consist of the following at December 31:

	2005	2004

Research equipment	$615,455	$333,403
Computer and office equipment	149,320	102,775
Leasehold improvements	148,486	131,567

	913,261	567,745
Less accumulated depreciation and amortization	(532,013)	(332,240)

	$381,248	$235,505

      Depreciation expense totaled $206,348 and $123,350 in 2005 and 2004, respectively.

5.	Accrued Expenses
      Accrued expenses consist of the following at December 31:

	2005	2004

Accrued expenses	548,372	20,065
Accrued employee benefits	120,926	72,105

	$669,298	$92,170

6.	Deferred Revenue
      During August 2004, the Company signed an Exclusive Distribution Agreement (the “Distribution Agreement”) with Baxter Healthcare Corporation (“Baxter”) to market, distribute and sell Hylenex in the United States and Puerto Rico. During March 2005, the Company entered into a Development and Supply Agreement (the “Supply Agreement”) and a First Amendment to the existing Distribution Agreement with Baxter. Under the terms of the agreements, Halozyme will supply Baxter the active pharmaceutical ingredient, and Baxter will fill and finish Hylenex and hold it for subsequent distribution. In December 2005, Hylenex received FDA approval for use in the United States.
      During the fourth quarter of 2005, the Company transferred $254,000 of the active pharmaceutical ingredient for Hylenex to Baxter for filling and finishing. Because of Halozyme’s continued involvement in the development and production process of Hylenex under the terms of the Supply Agreement, the earnings process is not considered to be complete. Accordingly, the Company defers revenue and the related product costs resulting from transfers of inventory to Baxter until the product is ultimately sold to customers.

7.	Stockholders’ Equity
      Issuance of Common Stock — In January 2004, the purchasers of the Series C stock exercised their option and the Company issued 15,304,804 shares of common stock in a private placement, at $0.4647 per share, generating approximately $7.1 million in gross proceeds. In addition, the Company sold 756,286 shares of common stock for $1.25 per share, or $0.9 million in gross proceeds. Net proceeds from this transaction totaled approximately $7.9 million. In March 2004, the Company issued 3,900,000 shares of common stock as

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
a result of the reverse merger. In October 2004, the Company issued 7,925,715 shares of common stock in a private placement at a price per share of $1.75, generating approximately $12.7 million in net proceeds. In December 2005, the Company issued 10,000,000 shares of common stock in a registered direct offering at a price per share of $1.75, generating approximately $16,021,000 in net proceeds.
      Issuance of Common Stock Options for Services — In 2005, 50,000 common stock options were issued to members of it Scientific Advisory Board for services valued at $77,000 and 74,000 common stock options were issued to consultants for services valued at $109,000. In 2004, 10,000 common stock options were issued to members of its Scientific Advisory Board valued at $33,000 and 30,000 common stock options were issued to consultants for services valued at $65,000. These options were fully exercisable and fully vested on the date of grant and shall expire in ten years based on the terms of the options. The fair value of these options was recorded as a noncash stock issuance cost by the Company.
      Warrants — In November and December of 2001, the Company granted warrants to purchase 252,721 shares of common stock at an exercise price of $0.4748 per share to purchasers of the Series B. From January to May 2002, the Company granted warrants to purchase 109,248 shares of common stock at an exercise price of $0.4748 per share to purchasers of the Series B. These warrants were exercised during 2004 and 2005. In June 2002, the Company granted, to outside parties for services, warrants to purchase 67,129 shares of common stock at an exercise price of $0.13 per share, and 51,334 of these warrants were still outstanding as of December 31, 2005. These warrants were fully exercisable and fully vested on the date of grant and shall expire in ten years based on the terms of the warrants. The fair value of these warrants, totaling $8,500, was recorded as a non-cash stock issuance cost by the Company.
      In connection with the notes issued in 2002 and 2003, the Company granted warrants to purchase 867,419 shares of common stock at an exercise price of $0.4496 per share. These warrants are exercisable until October 20, 2007 and 629,436 of these warrants were still outstanding as of December 31, 2005. In October 2003, in conjunction with the issuance of its Series C convertible preferred stock, the Company granted warrants to purchase 2,367,114 shares of common stock to purchasers of the Series C at an exercise price of $0.7667 per share. These warrants are exercisable until October 15, 2008 and 2,259,518 of these warrants were still outstanding as of December 31, 2005.
      In connection with the January 2004 private placement, the Company issued warrants (the “Callable Warrants”) to purchase 8,094,829 shares of common stock at an exercise price of $1.75 per share, as amended. These warrants are exercisable until January 28, 2009 and are callable by the Company under certain conditions. In December 2004, the Company called the first tranche of the Callable Warrants and holders of the Callable Warrants exercised warrants to purchase 1,571,682 shares of common stock at $1.75 per share, or approximately $2.7 million in net proceeds. In addition, the Company redeemed 611,399 of these warrants at a redemption price of $0.01 per share. As of December 31, 2005, there were 5,911,748 of the Callable Warrants still outstanding. In connection with the October 2004 private placement, the Company issued warrants to purchase 2,709,542 shares of common stock at an exercise price of $2.25 per share. These warrants are exercisable until October 12, 2009 and were still outstanding as of December 31, 2005.

8.	Stock Option Plan
      The Company’s 2004 Stock Plan (the “Plan”) and 2001 Stock Plan, as amended, provide for the granting of non-statutory or incentive stock options to acquire shares of the Company’s common stock to employees of the Company. The Plan is administered by the Board of Directors and permits the issuance of options for the purchase of up to 10,000,000 shares, as amended, of the Company’s common stock at exercise prices of not less than the fair market value of the underlying shares on the date of grant. Options granted under the Plan generally vest over a four-year period and expire up to a maximum of 10 years from the date of grant.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The following table summarizes stock option activity for the periods indicated:

	Shares	Weighted
	Underlying	Average Option
	Stock Options	Price per Share

Outstanding, December 31, 2003	6,392,567	$0.38
Granted	2,814,240	$2.01
Exercised	(506,410)	$0.39

Outstanding, December 31, 2004	8,700,397	$0.91
Granted	602,500	$1.88
Exercised	(620,146)	$0.35
Canceled	(147,000)	$1.64

Outstanding, December 31, 2005	8,535,751	$1.01

      The following table summarizes information for outstanding and exercisable options as of December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
		Remaining	Average	Number	Average
	Number	Contractual	Exercise	Vested and	Exercise
Exercise Price	Outstanding	Life in Years	Price	Exercisable	Price

$0.06	80,036	4.9	$0.06	76,877	$0.06
$0.39 - $0.43	5,655,215	7.1	$0.40	3,366,802	$0.40
$1.25	150,000	8.1	$1.25	69,270	$1.25
$1.68 - $2.25	2,167,500	9.0	$2.01	772,649	$2.01
$3.30 - $4.10	483,000	8.4	$3.81	230,685	$3.86

	8,535,751	7.6	$1.01	4,516,283	$0.86

9.	Income Taxes
      Income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. The Company had combined federal and state deferred tax assets of approximately $11.6 million at December 31, 2005 and $5.5 million at December 31, 2004, consisting primarily of net operating loss carryforwards. The Company has recorded a full valuation allowance for all net deferred tax assets generated to date. The deferred tax assets and valuation allowance increased approximately $6.1 million in 2005. The federal and state net operating losses total approximately $25.5 million, and begin to expire in 2018 and 2008, respectively.

10.	Commitments and Contingencies
      Operating Leases — On May 20, 2003, the Company signed a two-year lease for 5,728 square feet of office and lab space in a building located at 11588 Sorrento Valley Road, San Diego, California, commencing on June 1, 2003. This lease was subsequently extended to June 30, 2006. On October 28, 2004, the Company

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
signed an 18-month lease for an additional 5,060 square feet of office and lab space in the same building, commencing on January 1, 2005. The Company also leases 1,200 square feet on a month-to-month cancelable lease. Additionally the Company leases certain office equipment under operating leases. Rent expense totaled $238,200 and $147,600 for the years ended December 31, 2005 and 2004, respectively.
      Future minimum payments required under the Company’s non-cancelable operating lease obligations are $118,200 for the year ending December 31, 2006.
      Material Agreements — During August 2004, we signed an Exclusive Distribution Agreement (the “Distribution Agreement”) with Baxter Healthcare Corporation (“Baxter”) to market, distribute and sell Hylenex in the United States and Puerto Rico. During March 2005, we entered into a Development and Supply Agreement (the “Supply Agreement”) and a First Amendment to the existing Distribution Agreement with Baxter. Under the terms of the agreements we will supply Baxter the active pharmaceutical ingredient, and Baxter will fill and finish Hylenex and hold it for subsequent distribution. The Supply Agreement provides for additional product development opportunities that the parties may mutually decide to pursue. In addition, Baxter has a right of first refusal on certain product line extensions and select new products. The First Amendment provides for specific and consistent definitions among the Supply Agreement and Distribution Agreement and modifies various covenants of Baxter relating to the definition of marketing and incremental sales costs, including a cap on the annualized amount of marketing and incremental sales costs to be paid by Baxter. In the event that both parties agree in advance to combined marketing and incremental sales costs in excess of the cap, such excess marketing and incremental sales costs shall be shared equally. Currently, the parties anticipate that combined marketing and incremental sales costs for 2006 will be in excess of the cap. As such, it is possible that aggregate revenues from sales of Hylenex will be less than our portion of these shared additional marketing and incremental sales costs.
      Effective December 30, 2005, the Company entered into a First Amendment to a November 15, 2002 license agreement (the “Agreement”) with the University of Connecticut Health Center (“UCHC”). The original license agreement provided for certain payments to be made to UCHC in connection with the development and commercialization of certain products defined in the Agreement. The First Amendment to the License Agreement (the “First Amendment”) calls for payments of a one time Supplemental License Fee of $25,000, a $250,000 Technology Access Fee and an Annualized Technology Fee of $2,500,000 to be paid to UCHC in annual installments of $250,000 payable in February each year commencing with 2006 and ending 2015. The first two payments of $25,000 and $250,000 were paid in accordance with the original Agreement in March and May 2005, respectively. The first $250,000 annual technology fee installment was paid in February 2006 in accordance with the First Amendment. Other terms of the amendment include a termination clause which allows the Company to discontinue commercialization of certain products covered under the Agreement and to cease making the annual $250,000 technology fees with the payment of a $250,000 termination fee. Beginning in 2006 the annual technology fee payments will be recognized to expense on a straight-line basis.
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