Form 10KSB/A
period 2005-12-31
HALOZYME THERAPEUTICS INC
filed 2006-04-05
CIK 1159036

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
Common Stock, Par Value $.001
(Title of Class)
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      State issuer’s revenues for its most recent fiscal year: $127,000.
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
      Transitional Small Business Disclosure format (check one):     Yes ☐          No ☑

EXPLANATORY NOTE
      The undersigned registrant hereby amends entirely part (b) of Item 13 of Part III of its Annual Report for the fiscal year ended December 31, 2005 on Form 10-KSB as set forth in the pages attached hereto:

Item 13.	Exhibits.
      (b) Exhibits:

3.1		Amended and Restated Articles of Incorporation, as filed with the Nevada Secretary of State on March 11, 2004(1)

3.2		Bylaws as Amended(2)

10.1		License Agreement between University of Connecticut and Registrant, dated November 15, 2002(3)

10	.2*	Agreement for Services between Avid Bioservices, Inc. and Registrant, dated November 19, 2003(3)

10	.3*	Distribution Agreement between MidAtlantic Diagnostics, Inc. and Registrant, dated January 30, 2004(3)

10	.4*	Distribution Agreement between MediCult AS and Registrant, dated February 9, 2004(3)

10	.5*	Distribution Agreement between Cook Ob/ Gyn Incorporated and Registrant, dated April 13, 2004(3)

10.6		2004 Stock Plan and Form of Option Agreement thereunder(4)

10.7		Form of Indemnity Agreement for Directors and Executive Officers(4)

10	.8*	Exclusive Distribution Agreement between Baxter Healthcare and Registrant, dated August 13, 2004(5)

10.9		Form of Callable Stock Purchase Warrant(4)

10.10		Securities Purchase Agreement between Registrant and the other signatories thereto, dated as of October 12, 2004(6)

10.11		Form of Common Stock Purchase Warrant(6)

10.12		Registration Rights Agreement between Registrant and the other signatories thereto, dated as of October 12, 2004(6)

10.13		DeliaTroph Pharmaceuticals, Inc. 2001 Amended and Restated Stock Plan and form of Stock Option Agreements for options assumed thereunder(7)

10.14		Nonstatutory Stock Option Agreement With Andrew Kim(7)

10	.15*	Commercial Supply Agreement with Avid Bioservices, Inc. and Registrant, dated February 16, 2005(8)

10	.16*	Development and Supply Agreement with Baxter Healthcare Corporation and Registrant, dated March 24, 2005(9)

10	.17*	First Amendment to the Exclusive Distribution Agreement between Baxter Healthcare Corporation and Registrant, dated March 24, 2005(9)

10.18		Halozyme Therapeutics, Inc. 2005 Outside Directors’ Stock Plan(10)

10	.19*	Second Amendment to the Exclusive Distribution Agreement between Baxter Healthcare Corporation and Registrant, dated December 8, 2005(1)

10.20		Placement Agent Agreement, dated as of December 12, 2005 between Halozyme, SG Cowen & Co., LLC, Rodman & Renshaw, LLC and Roth Capital Partners, LLC(11)

10.21		Placement Agent Agreement, dated as of December 13, 2005 between Halozyme, SG Cowen & Co., LLC, Rodman & Renshaw, LLC and Roth Capital Partners, LLC(12)

10.22		First Amendment to the License Agreement between University of Connecticut and Registrant, dated January 9, 2006(13)

21.1		Subsidiaries of Registrant(14)

23.1		Consent of Cacciamatta Accountancy Corporation, Independent Auditors

31.1		Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB, filed March 24, 2006.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 14, 2004, and Exhibit 99.2 of Registrant’s Current Report on Form 8-K, filed July 6, 2005.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Commission on April 23, 2004.

(4)	Incorporated by reference to the Registrant’s amendment number two to the Registration Statement on Form SB-2 filed with the Commission on July 23, 2004.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB, filed November 12, 2004.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed October 15, 2004.

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on October 26, 2004.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 22, 2005.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 30, 2005.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 6, 2005.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 13, 2005.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 14, 2005.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed January 12, 2006.

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB/A, filed on March 29, 2005.

*	Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted from this agreement and have been filed separately with the Securities and Exchange Commission.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of San Diego, on April 4, 2006.

Halozyme Therapeutics, Inc.,
a Nevada corporation

By:	/s/ Jonathan E. Lim

Jonathan E. Lim, MD
President and Chief Executive Officer
Date: April 4, 2006