Form 10-Q
period 2006-03-31
HALOZYME THERAPEUTICS INC
filed 2006-05-10
CIK 1159036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 000-49616
HALOZYME THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0488686 (I.R.S. Employer Identification No.)

11588 Sorrento Valley Road, Suite 17 San Diego, CA (Address of principal executive offices)	92121 (Zip Code)
(858) 794-8889
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 30, 2006 was 61,748,598.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED
AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

	March 31,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	17,570,501	$19,132,194
Receivables, net	119,686	413,829
Inventory	286,189	278,958
Prepaid expenses	605,323	281,191

Total current assets	18,581,699	20,106,172

PROPERTY AND EQUIPMENT, net	367,142	381,248

OTHER ASSETS	22,835	22,835

Total Assets	$18,971,676	$20,510,255

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,621,122	$1,379,932
Accrued expenses	818,007	669,298
Deferred revenue	254,138	254,138

Total current liabilities	2,693,267	2,303,368

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 100,000,000 shares authorized, 61,348,598 and 60,246,997 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	61,348	60,247
Additional paid-in-capital	46,054,509	44,493,894
Accumulated deficit	(29,837,448)	(26,347,254)

Total Stockholders’ Equity	16,278,409	18,206,887

Total Liabilities and Stockholders’ Equity	$18,971,676	$20,510,255

The accompanying notes are an integral part of these financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	2005
REVENUES:
Product Sales	$73,281	$—

EXPENSES:
Cost of sales	22,959	—
Research and development	2,192,070	2,417,291
Selling, general and administrative	1,531,292	853,620

Total Expenses	3,746,321	3,270,911

LOSS FROM OPERATIONS	(3,673,040)	(3,270,911)

Other income, net	182,846	77,834

LOSS BEFORE INCOME TAXES	(3,490,194)	(3,193,077)

Income Tax Expense	—	—

NET LOSS	$(3,490,194)	$(3,193,077)

Net loss per share, basic and diluted	$(0.06)	$(0.06)

Shares used in computing net loss per share, basic and diluted	60,456,462	49,575,492

The accompanying notes are an integral part of these financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,490,194)	$(3,193,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,985	50,117
Share-based compensation expense	273,092	—
Issuance of common stock and stock options for goods and services	9,323	6,952
Changes in operating assets and liabilities:
Accounts receivable	294,143	—
Inventory	(7,231)	4,676
Prepaid expenses and other assets	(324,132)	(274,650)
Accounts payable and accrued expenses	389,899	348,542

Net cash used in operating activities	(2,802,115)	(3,057,440)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(38,879)	(130,692)

Net cash used in investing activities	(38,879)	(130,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options — net	—	163,855
Proceeds from exercise of warrants — net	1,279,301	146,875

Net cash provided by financing activities	1,279,301	310,730

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,561,693)	(2,877,402)

CASH AND CASH EQUIVALENTS, beginning of period	19,132,194	16,007,714

CASH AND CASH EQUIVALENTS, end of period	$17,570,501	$13,130,312

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—

Interest paid	$—	$—

The accompanying notes are an integral part of these financial statements.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Organization and Business
Halozyme Therapeutics, Inc. (“Halozyme” or the “Company”) is a biopharmaceutical company dedicated to the development and commercialization of recombinant human enzymes for the drug delivery, palliative care, oncology, and infertility markets.
The Company’s operations to date have been limited to organizing and staffing the Company, acquiring, developing and securing its technology and undertaking product development for its existing products and for a limited number of product candidates. In June 2005, the Company launched its first product, Cumulase®, a product used for in vitro fertilization, and transitioned from a development-stage organization to a commercial entity.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. and with the rules and regulations of the Securities and Exchange Commission related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for complete financial statements. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.
Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006 or for any future period. For further information, see the financial statements and disclosures thereto for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2006 and other regulatory reports and filings made with the Securities and Exchange Commission.
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosures of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The unaudited consolidated financial statements include the accounts of Halozyme Therapeutics, Inc. and its wholly owned subsidiary, Halozyme, Inc. Intercompany accounts and transactions have been eliminated.
3. Significant Accounting Policies
Change in Accounting Method for Share-Based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), “Share-Based Payment.” On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the effective dates for SFAS 123(R). In accordance with the new rule, the accounting provisions of SFAS 123(R) became effective for us beginning in the quarter ended March 31, 2006.

We adopted the provisions of SFAS 123(R) on January 1, 2006. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). We have no awards with market or performance conditions. Excess tax benefits, as defined by SFAS 123(R), will be recognized as an addition to additional paid-in-capital. Effective January 1, 2006 and for all periods subsequent to that date, SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FAS 123(R)-3”). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). An entity may make a one-time election to adopt the transition method described in this guidance. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this guidance, which was November 11, 2005. We are in the process of determining whether to adopt the alternative transition method provided in FAS 123(R)-3 for calculating the tax effects of share-based compensation pursuant to SFAS 123(R).
We adopted SFAS 123(R) using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Our consolidated financial statements as of and for the quarter ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123(R).
Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations for the first quarter of 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123(R). For share awards granted during the first quarter of 2006, expenses are amortized under the straight-line method. For share awards granted prior to 2006, expenses are amortized under the straight-line method prescribed by SFAS 123. As share-based compensation expense recognized in the consolidated statement of operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 10% for employees in the first quarter of 2006 based on our historical experience and those of our peer group. In our pro forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred.

Total estimated share-based compensation expense, related to all of our share-based awards, recognized under SFAS 123(R) for the quarter ended March 31, 2006 was comprised of the following:

Quarter Ended
March 31, 2006
Research and development	$98,580
Selling, general and administrative	174,512

Share-based compensation expense before taxes	273,092

Related income tax benefits	—
Share-based compensation expense	$273,092

Net share-based compensation expense per basic and diluted common share	$0.00

Share-based compensation expense recognized under SFAS 123(R) for the quarter ended March 31, 2006 included $273,092 from stock options. Since we have a net operating loss carryforward as of March 31, 2006, no excess tax benefits for the tax deductions related to share-based awards were recognized in the consolidated statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the quarter ended March 31, 2006 which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. Share-based compensation expense was not recognized during the quarter ended March 31, 2005. As of March 31, 2006, $2.4 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 1.7 years.
As of March 31, 2006, we had four equity incentive plans (the “Plans”): the 2001 Stock Plan, the 2004 Stock Plan, the 2005 Outside Directors’ Stock Plan, and the 2006 Stock Plan. All of the Plans were approved by the shareholders. Under the Plans we had an aggregate of 2,642,201 shares of our common stock reserved for issuance as of March 31, 2006. Options are subject to terms and conditions established by the Compensation Committee of our Board of Directors. Options have term of ten years and generally vest over three to four years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans). At the present time, we intend to issue new common shares upon the exercise of stock options.
The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (“Black-Scholes model”) that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our common stock and other factors. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model for the quarter ended March 31, 2006 were as follows:

Expected volatility	75.0%
Average expected term in years	4.0
Risk-free interest rate	4.6%
Expected dividend yield	0%
A summary of option activity under the Plans as of March 31, 2006 and changes during the quarter then ended is presented below.

	Shares	Weighted	Weighted
	underlying	average exercise	average remaining
	stock options	price per share	contractual term (yrs)
Outstanding at December 31, 2005	8,535,751	$1.01
Granted	64,082	$3.16
Exercised	—	—
Cancelled	—	—

Outstanding at March 31, 2006	8,599,833	$1.03	7.41

Exercisable at March 31, 2006	4,876,637	$0.87	7.16
The aggregate intrinsic value was $21 million on outstanding options and $12.7 million on exercisable options at March 31, 2006, respectively. The weighted average grant-date fair values of options granted during the quarters ended March 31, 2006 and 2005 were $2.05 per share and $1.26 per share, respectively. There were no options exercised during the quarter ended March 31, 2006. The intrinsic value of options exercised during the quarter ended March 31, 2005 was $606,000. Cash received from stock option exercises for the three months ended March 31, 2005 was $163,855.

Pro Forma Information under SFAS 123 for Periods Prior to 2006. Through 2005, we accounted for share-based awards to employees using the intrinsic value method in accordance with APB 25 and related interpretations and provided the required pro forma disclosures of SFAS 123. Under the intrinsic value method, no share-based compensation expense had been recognized in our consolidated statement of operations for share-based awards to employees, because the exercise price of our stock options granted to employees equaled the fair market value of the underlying stock at the date of grant.
The following table summarizes the pro forma effect on our net loss and per share data if we had applied the fair value recognition provisions of SFAS 123 to share-based employee compensation for the quarter ended March 31, 2005.

Quarter Ended
March 31, 2005
Net loss, as reported	$(3,193)
Add: Share-based employee compensation expense	—
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	(346)

Pro forma net loss	$(3,539)

Net loss per share, basic and diluted, as reported	$(0.06)

Pro forma net loss per share, basic and diluted	$(0.07)

For employee stock options granted during the quarter ended March 31, 2005, we determined pro forma compensation expense under the provisions of SFAS 123 using the Black-Scholes model and the following assumptions: (1) an expected volatility of 84%, (2) an expected term of 4.0 years, (3) a risk-free interest rate of 3.4% and (4) an expected dividend yield of 0%. The weighted average fair value of options granted during the quarter ended March 31, 2005 was $1.26 per share.
We account for stock options granted to non-employees in accordance with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” (“EITF 96-18”). Under EITF 96-18, we determine the fair value of the stock options granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.
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
4. Inventory
Inventories are used in the manufacture of the Company’s Cumulase and Hylenex products and are stated at the lower of cost or market. Inventories consist of the following:

	March 31,	December 31,
	2006	2005
Raw materials	$15,392	$259,452
Work in process	256,458	19,506
Finish goods	14,339	—

	$286,189	$278,958

Work in process inventory includes $254,000 of costs associated with the transfer of the active pharmaceutical ingredient (“API”) for Hylenex to Baxter in the fourth quarter of 2005 under the Development and Supply Agreement (the “Supply Agreement”). The Supply Agreement provides for Baxter to purchase the API and fill and finish the product for subsequent distribution to customers. The transfer of the API to Baxter is recorded as a deferred charge and is included in work in process inventory at March 31, 2006. Inventories are valued using a standard cost approach that approximates the first-in, first-out method.

5. Property and Equipment

	March 31,	December 31,
	2006	2005

Research equipment	$647,240	$615,455
Computer and office equipment	156,414	149,320
Leasehold improvements	148,486	148,486

	952,140	913,261
Less accumulated depreciation and amortization	(584,998)	(532,013)

	$367,142	$381,248

Depreciation and amortization expense totaled $52,985 and $50,117, respectively, for the three months ended March 31, 2006 and 2005.
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

	Three Months Ended
	March 31,
	2006	2005
Numerator — Net loss	$(3,490,194)	$(3,193,077)

Denominator — Weighted average shares outstanding	60,456,462	49,575,492

Net loss per share	$(0.06)	$(0.06)

Incremental common shares (not included because of their anti-dilutive nature)
Stock options	8,599,833	8,395,512
Stock warrants	10,458,548	11,675,846

Potential common equivalents	19,058,381	20,071,358

8. Commitments and Contingencies
Operating Leases — On May 20, 2003, the Company signed a two-year lease for 5,728 square feet of office and lab space in a building located at 11588 Sorrento Valley Road, San Diego, California, commencing on June 1, 2003. This lease was subsequently extended to June 30, 2006. On October 28, 2004, the Company signed an 18-month lease for an additional 5,060 square feet of office and lab space in the same building, commencing on January 1, 2005. The Company also leases 1,200 square feet on a month-to-month cancelable lease. Additionally the Company leases certain office equipment under operating leases. Rent expense totaled $62,000 and $57,000 for the quarter ended March 31, 2006 and 2005, respectively.
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
Effective December 30, 2005, the Company entered into a First Amendment to a November 15, 2002 license agreement (the “Agreement”) with the University of Connecticut Health Center (“UCHC”). The original license agreement provided for certain payments to be made to UCHC in connection with the development and commercialization of certain products defined in the Agreement. The First Amendment to the License Agreement (the “First Amendment”) calls for payments of a one time Supplemental License Fee of $25,000, a $250,000 Technology Access Fee and a Technology Fee of $2,500,000 to be paid to UCHC in annual installments of $250,000 payable in February each year commencing with 2006 and ending 2015. The first two payments of $25,000 and $250,000 were paid in accordance with the original Agreement in March and May 2005, respectively. The first $250,000 annual technology fee installment was paid in February 2006 in accordance with the First Amendment. Other terms of the amendment include a termination clause which allows the Company to discontinue commercialization of certain products covered under the Agreement and to cease making the annual $250,000 payment with a one time termination fee of $250,000. Beginning in 2006 the annual technology fee payments will be recognized to expense on a straight-line basis.
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
9. Segment Information
We operate in one segment, which is the research, development and commercialization of recombinant human enzymes for the drug delivery, palliative care, oncology, and infertility markets. The chief operating decision-makers review our operating results on an aggregate basis and manage our operations as a single operating segment.

10. New Accounting Pronouncements
In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our financial condition or results of operations.
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The provision of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. As a result of our manufacturing process being outsourced, the adoption of this statement did not have a material impact on our financial condition or results of operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risks Related to Our Business and elsewhere in this Quarterly Report.
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
     Currently, we have only limited revenue from Cumulase product sales and all of our potential products, with the exception of Cumulase and Hylenex, are either in the research, pre-clinical, or clinical stage. It may be years, if ever, before we are able to obtain the regulatory approvals necessary to generate meaningful revenue from the sale of these product candidates. In addition, we have only generated minimal revenue from our biopharmaceutical operations and we have had operating and net losses each year since inception, with an accumulated deficit of $29,837,448 as of March 31, 2006.
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
     During March 2005, we filed a new drug application (“NDA”) for the spreading agent Hylenex. Other manufacturers have FDA approved products for use as spreading agents, including ISTA Pharmaceuticals, Inc. (“ISTA”), with an ovine (ram) hyaluronidase, Vitrase®, Amphastar Pharmaceuticals, Inc., with a bovine (bull) hyaluronidase, Amphadase™, and Primapharm, Inc. also with a bovine hyaluronidase, Hydase™. The FDA has determined that Amphadase, Hydase, Hylenex and Vitrase are distinct new chemical entities and hence afforded five years of market exclusivity. The five year market exclusivity precludes identical new chemical entity products from being marketed for a period of five years. As each of these products are established as distinctly different new chemical entities the marketing exclusivity granted does not prohibit the marketing of the products. During December 2005, we received FDA approval for our Hylenex NDA.
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
Costs and Expenses
     Cost of Sales. Cost of sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight associated with the sales of Cumulase, and costs related to a Cumulase batch which failed to meet product release specifications.

     Research and Development. Our research and development expenses consist primarily of costs associated with the development and manufacturing of our product candidates, compensation and other expenses for research and development personnel, supplies and materials, costs for consultants and related contract research, clinical trials, facility costs, amortization and depreciation. We charge all research and development expenses to operations as they are incurred. Our research and development activities are primarily focused on the development of our Chemophase and Hylenex product candidates which are both based on our recombinant human PH20 (rHuPH20) enzyme, a human synthetic version of hyaluronidase. We completed enrollment in our Chemophase Phase I clinical trial in March 2006.
     Since our inception through March 31, 2006, we have incurred research and development costs of $21.3 million. From January 1, 2002 through March 31, 2006, approximately 67% of our research and development costs were associated with the research and development of our recombinant human PH20 enzyme used in our Cumulase and Hylenex product candidates. In addition, for the quarter ended March 31, 2006, approximately 12% of our research and development costs were associated with the development of our Chemophase product candidate. Due to the uncertainty in obtaining FDA approval, our reliance on third parties, and competitive pressures, we are unable to estimate with any certainty the additional costs we will incur in the continued development of our Hylenex and Chemophase product candidates for commercialization. However, we expect our research and development costs to increase substantially if we are able to advance our product candidates into later stages of clinical development.
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
     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and other expenses related to our corporate operations and administrative employees, legal fees and other professional services expenses, marketing expenses, as well as other expenses associated with operating as a publicly traded company. We anticipate continued increases in selling, general and administrative expenses as our research and development activities continue to expand.
     Other Income, Net. Other income, net consists primarily of interest income earned on our cash and cash equivalents.
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
     Cumulase revenue is recognized when the transfer of ownership occurs, upon shipment to the distributor. Accounts receivable is recorded net of an allowance for doubtful accounts. Currently, the allowance for doubtful accounts is zero as the collectibility of accounts receivable is reasonably assured. We are not obligated to accept returns for products that have reached their expiration date. Thus, no allowance for product returns has been established.
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
Share-based compensation expense
     We grant options to purchase our common stock to our employees, directors and consultants under our stock option plans. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123(R)”). Effective January 1, 2006, we adopted SFAS 123(R) and use the fair value method to account for share-based payments with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Total compensation cost for our share-based payments recognized in the first quarter of 2006 was $273,092. Selling, general and administrative expense and research and development expense in the first quarter of 2006 included share-based compensation of $174,512 and $98,580, respectively. As of March 31, 2006, $2.4 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period 1.7 years.
     The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (“Black-Scholes model”) that uses assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatilities are based on historical volatility of our common stock and other factors. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield in effect at the time of the grant. Since we do not expect to pay dividends on our common stock in the foreseeable future, we estimated the dividend yield to be 0%. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate pre-vesting forfeitures based on our historical experience and those of our peer group.
     If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). Because changes in the subjective input assumptions can materially affect our estimates of fair values of our share-based compensation, in our opinion, existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with SFAS 123(R) and the SEC’s Staff Accounting Bulletin No. 107 (“SAB 107”) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
     The guidance in SFAS 123(R) and SAB 107 is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.
     Theoretical valuation models and market-based methods are evolving and may result in lower or higher fair value estimates for share-based compensation. The timing, readiness, adoption, general acceptance, reliability and testing of these methods is uncertain. Sophisticated mathematical models may require voluminous historical information, modeling expertise, financial analyses, correlation analyses, integrated software and databases, consulting fees, customization and testing for adequacy of internal controls. Market-based methods are emerging that, if employed by us, may dilute our earnings per share and involve significant transaction fees and ongoing administrative expenses. The uncertainties and costs of these extensive valuation efforts may outweigh the benefits to investors.
Clinical Trial and Contract Research Expenses
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
Inventory
     Inventory consists of our Cumulase product and our Hylenex API. Inventory primarily represents raw materials used in production, work in process, and finished goods inventory on hand, valued at standard cost. Inventories are reviewed periodically for slow-moving or obsolete status. If a launch of a new product is delayed, inventory may not be fully utilized and could be subject to impairment, at which point we would record a reserve to adjust inventory to its net realizable value.

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
     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Please see our audited financial statements and notes thereto included elsewhere in our Annual Report on Form 10-KSB for the year ended December 31, 2005, which contain accounting policies and other disclosures required by GAAP.
Results of Operations — Comparison of Quarter Ended March 31, 2006 and 2005
Revenues — Product sales were $73,000 for the quarter ended March 31, 2006 and consisted of sales of Cumulase, which we launched in June 2005.
Cost of Sales — Cost of sales were $23,000 for the quarter ended March 31, 2006 and consisted of third-party manufacturing costs, fill and finish costs and freight costs. In addition, this amount includes costs related to a Cumulase batch which failed to meet product release specifications.
Research and Development — Research and development expenses were $2,192,000 for the quarter ended March 31, 2006 compared to $2,417,000 for the quarter ended March 31, 2005. Our research and development expenses consisted primarily of costs associated with the development and manufacturing of our product candidates, compensation and other expenses for research and development personnel, supplies and materials, costs for consultants and related contract research, facility costs, amortization and depreciation. Research and development expenses decreased by $225,000 due primarily to lower contract manufacturing, analytical, and stability costs related to the development and production of our rHuPH20 enzyme. We expect research and development costs to increase in future periods as we increase our research efforts and continue to develop and manufacture our product candidates.
General and Administrative — General and administrative expenses were $1,531,000 for the quarter ended March 31, 2006 compared to $854,000 for the quarter ended March 31, 2005. General and administrative expenses increased by $677,000 due to the hiring of additional administrative personnel and increased legal and accounting fees. We anticipate that compliance with provisions of the Sarbanes-Oxley Act of 2002, including Section 404 relating to audits of our internal controls, will increase our general and administrative costs in future periods.
Share-Based Compensation — Through 2005, we accounted for our stock plans using the intrinsic value method. Effective at the beginning of 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” and elected to adopt the modified prospective application method. SFAS No. 123(R) requires us to use a fair-valued based method to account for share-based compensation. Accordingly, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employees’ requisite service period. Total compensation cost for our share-based payments in the first quarter of 2006 was $273,000. Selling, general and administrative expense and research and development expense in the first quarter of 2006 include share-based compensation of $174,000 and $99,000, respectively. As of March 31, 2006, $2.4 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 1.7 years. See Note 3, “Critical Accounting Policies — Change in Accounting Method for Share-Based Compensation” in the Notes to Condensed Consolidated Financial Statements (unaudited) for further discussion.

Other Income and Expense — Other income was $183,000 for the quarter ended March 31, 2006 compared to $78,000 for the quarter ended March 31, 2005. The increase in other income was due to higher interest income as a result of maintaining higher average cash balances during 2006 and higher interest rates.
Net Loss — Net loss for the quarter ended March 31, 2006 was $3,490,000, or $0.06 per common share, compared to $3,193,000, or $0.06 per common share for the quarter ended March 31, 2005. The increase in net loss was due to an increase in operating expenses, primarily in professional services and additional personnel costs.
Liquidity and Capital Resources — As of March 31, 2006, cash and cash equivalents were $17,571,000 versus $19,132,000 as of December 31, 2005, a decrease of $1,561,000. This decrease resulted primarily from net cash used in operations for the quarter ended March 31, 2006 partially offset by the exercise of common stock warrants totaling $1,279,000 and the collection of large receivables.
     Net cash used in operations was $2,802,000 during the quarter ended March 31, 2006 compared to $3,057,000 of cash used in operations during the quarter ended March 31, 2005. This decrease was due to the collection of large receivables.
     Net cash used in investing activities was $39,000 during the quarter ended March 31, 2006 compared to $131,000 during the quarter ended March 31, 2005. This change was due to fewer purchases of property and equipment during 2006.
     Net cash provided by financing activities was $1,279,000 during the quarter ended March 31, 2006 versus $311,000 during the quarter ended March 31, 2005. During the first quarter of 2006, we raised $1,279,301 through the exercise of warrants. During the first quarter of 2005, we raised $164,000 through the exercise of stock options and $147,000 through the exercise of warrants.
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

Off-Balance Sheet Arrangements — As of March 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Recent Accounting Pronouncements
     In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our financial condition or results of operations.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The provision of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. As a result of our manufacturing process being outsourced, the adoption of this statement did not have a material impact on our financial condition or results of operations.
Risk Factors
The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this quarterly report and those we may make from time to time. For a more detailed discussion of the factors that could cause actual results to differ, see the Risk Factors section in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2006.
Risks Related To Our Business
We have generated only minimal revenue from product sales to date; we have a history of net losses and negative cash flow, and we may never achieve or maintain profitability.
     We have generated only minimal revenue from product sales to date and may never generate significant revenues from future product sales. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years. We have never been profitable, and we may never become profitable. Through March 31, 2006, we have incurred aggregate net losses of $29,837,448.
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
     Currently, warrants to purchase approximately 10.1 million shares of our common stock are outstanding and this amount of outstanding warrants may make us a less desirable candidate for investment for some potential investors. Approximately 5.1 million of our outstanding warrants contain a call feature that, potentially, may allow us to raise funds from the holders of these warrants. If our common stock closes at a price equal to or greater than $2.00 per share for twenty consecutive trading days, we have the ability, at our sole discretion, to call warrants exercisable for up to approximately 1,971,000 shares of common stock, provided that we have not exercised a call right in the preceding three months. Upon such a call, the holders of these warrants have thirty days to decide whether to either exercise their warrants at a price of $1.75 per share or receive $0.01 from us for each share of common stock that is not exercised. If we need to raise funds in the future and we wish to utilize this call right, we will not be able to exercise the call right if we do not meet the minimum closing price condition and, even if we meet this condition, we cannot be sure of the amounts that will be raised by such a call because some or all warrant holders may decide not to exercise their warrants.
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
     In December 2005, we received FDA approval for Hylenex. Other manufacturers have FDA approved products for use as spreading agents, including ISTA Pharmaceuticals, Inc. (“ISTA”), with an ovine-derived hyaluronidase, Vitrase®, Amphastar Pharmaceuticals, Inc. (“Amphastar”), with a bovine-derived hyaluronidase, Amphadase™, and Primapharm, Inc. also with a bovine-derived hyaluronidase, Hydase™. The FDA has determined that Amphadase, Hydase, Hylenex and Vitrase are each distinct new chemical entities and hence afforded five years of market exclusivity. The five year market exclusivity precludes identical new chemical entity products from being marketed for a period of five years. For so long as each of these products are established as distinctly different new chemical entities the marketing exclusivity granted does not prohibit the marketing of any of these products, including Hylenex. If the FDA changes its earlier determination that Hylenex is a distinct new chemical entity, our ability to market Hylenex will be materially impaired.
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
     As a result of our January 2004 private financing transaction, we issued warrants to private investors for the purchase of 10,461,943 shares of common stock at purchase prices ranging from $0.77 to $1.75 per share. Currently, approximately 6.7 million shares of common stock remain issuable upon the exercise of these warrants. As a result of our October 2004 financing transaction, we issued warrants for the purchase of 2,709,542 shares of common stock. The exercise of these warrants could result in significant dilution to stockholders at the time of exercise which could negatively affect our stock price.
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
     We participate in a highly dynamic industry, which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our closing high and low stock prices during the twelve months ended March 31, 2006 were $3.71 and $1.60, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this report, any of the following factors may lead to a significant drop in our stock price:
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
     During the ninety-day period ending March 31, 2006, our average daily trading volume was approximately 199,000 shares. If limited trading in our stock continues, it may be difficult for stockholders to sell their shares in the public market at any given time at prevailing prices.
Our decision to redeem outstanding warrants may drive down the market price of our stock.
     We may have the ability to redeem certain outstanding warrants, under certain conditions, that may be exercised for approximately 5.1 million shares of common stock. The redemption price for these warrants is $0.01 per share, but the warrant holders have the opportunity to exercise their warrants prior to redemption at the price of $1.75 per share. If we decide to redeem any portion of our outstanding warrants in the future, some selling security holders may choose to sell outstanding shares of common stock in order to finance the exercise of the warrants prior to their redemption. This pattern of selling may result in a reduction of our common stock’s market price.
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
     We have numerous competitors in the United States and abroad, including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that may be developing competing products. Such competitors include, but are not limited to, Sigma-Aldrich Corporation, ISTA Pharmaceuticals, Inc. (ISTA), Amphastar Pharmaceuticals, Inc., and Primapharm, Inc., among others. These competitors may develop technologies and products that are more effective, safer, or less costly than our current or future product candidates or that could render our technologies and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking pre-clinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare. Other manufacturers have FDA approved products for use as spreading agents, including ISTA Pharmaceuticals, Inc. (“ISTA”), with an ovine-derived hyaluronidase, Vitrase®, Amphastar Pharmaceuticals, Inc., with a bovine-derived hyaluronidase, Amphadase™, and Primapharm, Inc., also with a bovine-derived hyaluronidase, Hydase™. The FDA has determined that Amphadase, Hydase, Hylenex and Vitrase are distinct new chemical entities and hence afforded five years of market exclusivity. The five year market exclusivity precludes identical new chemical entity products from being marketed for a period of five years. As each of these products are established as distinctly different new chemical entities the marketing exclusivity granted does not prohibit the marketing of the products.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities. An immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio; therefore, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or other derivative financial instruments.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.
Changes in Internal Controls Over Financial Reporting
     There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
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
Item 1A. Risk Factors
     A description of the risk factors associated with our business is included under “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in Item 2 of Part I of this report. This description includes any changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1 of our 2005 Annual Report on Form 10-KSB and is incorporated herein by reference. There are no material changes to the risk factors described in our Form 10-KSB.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During February and March 2006, holders of the company’s various outstanding warrants exercised rights to purchase 1,101,601 common shares for gross proceeds of approximately $1,279,301. The shares and underlying warrants were purchased for investment in a private placement exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibit	Title

3.1	Amended and Restated Articles of Incorporation, as filed with the Nevada Secretary of State on May 4, 2006 (1)

3.2	Certificate of Designation, Preferences and Rights of the terms of the Series A Preferred Stock (1)

3.3	Bylaws as Amended (2)

10.1	License Agreement between University of Connecticut and Registrant, dated November 15, 2002 (3)

10.2*	Agreement for Services between Avid Bioservices, Inc. and Registrant, dated November 19, 2003 (3)

10.3*	Distribution Agreement between MidAtlantic Diagnostics, Inc. and Registrant, dated January 30, 2004 (3)

10.4*	Distribution Agreement between MediCult AS and Registrant, dated February 9, 2004 (3)

10.5*	Distribution Agreement between Cook Ob/Gyn Incorporated and Registrant, dated April 13, 2004 (3)

10.6	2004 Stock Plan and Form of Option Agreement thereunder (4)

10.7	Form of Indemnity Agreement for Directors and Executive Officers (4)

10.8*	Exclusive Distribution Agreement between Baxter Healthcare and Registrant, dated August 13, 2004 (5)

10.9	Form of Callable Stock Purchase Warrant (4)

10.10	Securities Purchase Agreement between Registrant and the other signatories thereto, dated as of October 12, 2004 (6)

Exhibit	Title

10.11	Form of Common Stock Purchase Warrant (6)

10.12	Registration Rights Agreement between Registrant and the other signatories thereto, dated as of October 12, 2004 (6)

10.13	DeliaTroph Pharmaceuticals, Inc. 2001 Amended and Restated Stock Plan and form of Stock Option Agreements for options assumed thereunder (7)

10.14	Nonstatutory Stock Option Agreement With Andrew Kim (7)

10.15*	Commercial Supply Agreement with Avid Bioservices, Inc. and Registrant, dated February 16, 2005 (8)

10.16*	Development and Supply Agreement with Baxter Healthcare Corporation and Registrant, dated March 24, 2005 (9)

10.17*	First Amendment to the Exclusive Distribution Agreement between Baxter Healthcare Corporation and Registrant, dated March 24, 2005 (9)

10.18	Halozyme Therapeutics, Inc. 2005 Outside Directors’ Stock Plan (10)

10.19*	Second Amendment to the Exclusive Distribution Agreement between Baxter Healthcare Corporation and Registrant, dated December 8, 2005 (11)

10.20	Placement Agent Agreement, dated as of December 12, 2005 between Halozyme, SG Cowen & Co., LLC, Rodman & Renshaw, LLC and Roth Capital Partners, LLC (12)

10.21	Placement Agent Agreement, dated as of December 13, 2005 between Halozyme, SG Cowen & Co., LLC, Rodman & Renshaw, LLC and Roth Capital Partners, LLC (13)

10.22	First Amendment to the License Agreement between University of Connecticut and Registrant, dated January 9, 2006 (14)

10.23	Rights Agreement between Corporate Stock Transfer, as rights agent, and Registrant, dated May 4, 2006 (1)

21.1	Subsidiaries of Registrant (15)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 8, 2006.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 14, 2004, and Exhibit 99.2 of Registrant’s Current Report on Form 8-K, filed July 6, 2005.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Commission on April 23, 2004.

(4)	Incorporated by reference to the Registrant’s amendment number two to the Registration Statement on Form SB-2 filed with the Commission on July 23, 2004.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB, filed November 12, 2004.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed October 15, 2004.

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on October 26, 2004.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 22, 2005.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 30, 2005.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 6, 2005.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB, filed March 24, 2006.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 13, 2005.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 14, 2005.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed January 12, 2006.

(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB/A, filed March 29, 2005.

*	Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted from this agreement and have been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of San Diego, on May 10, 2006.

Halozyme Therapeutics, Inc.,
a Nevada corporation

Date: May 10, 2006	By:	/s/ Jonathan E. Lim

Jonathan E. Lim, MD
	Its:	President, Chief Executive Officer,
(Principal Executive Officer)

Date: May 10, 2006	By:	/s/ David A. Ramsay

David A. Ramsay
	Its:	Secretary, Chief Financial Officer
(Principal Financial and Accounting Officer)