Form 10-Q
period 2006-06-30
HALOZYME THERAPEUTICS INC
filed 2006-08-08
CIK 1159036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐ Accelerated Filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 31, 2006 was 62,063,944.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

	June 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$15,099,757	$19,132,194
Receivables	400,652	413,829
Inventory	414,059	278,958
Prepaid expenses	539,402	281,191

Total current assets	16,453,870	20,106,172

Property and equipment, net	369,442	381,248
Other assets	18,835	22,835

Total assets	$16,842,147	$20,510,255

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,106,262	$1,379,932
Accrued expenses	928,258	669,298
Deferred revenue	391,269	254,138

Total current liabilities	2,425,789	2,303,368

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 62,052,098 and 60,246,997 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	62,052	60,247
Additional paid-in-capital	47,424,545	44,493,894
Accumulated deficit	(33,070,239)	(26,347,254)

Total stockholders’ equity	14,416,358	18,206,887

Total liabilities and stockholders’ equity	$16,842,147	$20,510,255

The accompanying notes are an integral part of these financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Revenues:
Product sales	$119,662	$45,703	$192,943	$45,703

Expenses:
Cost of sales	16,538	21,024	39,498	21,024
Research and development	1,914,925	2,055,036	4,106,994	4,472,328
Selling, general and administrative	1,603,172	915,301	3,134,464	1,768,920

Total expenses	3,534,635	2,991,361	7,280,956	6,262,272

Loss from operations	(3,414,973)	(2,945,658)	(7,088,013)	(6,216,569)

Other income, net	182,182	77,324	365,028	155,159

Net loss	$(3,232,791)	$(2,868,334)	$(6,722,985)	$(6,061,410)

Net loss per share, basic and diluted	$(0.05)	$(0.06)	$(0.11)	$(0.12)

Shares used in computing net loss per share, basic and diluted	61,841,867	49,945,467	61,152,991	49,761,501

The accompanying notes are an integral part of these financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(6,722,985)	$(6,061,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	109,640	111,137
Loss on disposal of equipment	1,405	—
Share-based compensation expense	577,982	—
Issuance of common stock and stock options for goods and services	9,322	146,802
Changes in operating assets and liabilities:
Accounts receivable	13,177	(45,620)
Inventory	(135,101)	20,730
Prepaid expenses and other assets	(254,212)	(321,482)
Accounts payable and accrued expenses	(14,709)	135,999
Deferred revenue	137,131	—

Net cash used in operating activities	(6,278,350)	(6,013,844)

Cash flows from investing activities:
Purchase of property and equipment	(99,239)	(246,824)

Net cash used in investing activities	(99,239)	(246,824)

Cash flows from financing activities:
Proceeds from exercise of stock options — net	35,975	166,355
Proceeds from exercise of warrants — net	2,309,177	146,875

Net cash provided by financing activities	2,345,152	313,230

Net decrease in cash and cash equivalents	(4,032,437)	(5,947,438)

Cash and cash equivalents, beginning of period	19,132,194	16,007,714

Cash and cash equivalents, end of period	$15,099,757	$10,060,276

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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by United States generally accepted accounting principles for complete financial statements. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.
Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006 or for any future period. For further information, see the financial statements and disclosures thereto for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 2006 and other regulatory reports and filings made with the Securities and Exchange Commission.
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosures of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The unaudited condensed consolidated financial statements include the accounts of Halozyme Therapeutics, Inc. and its wholly owned subsidiary, Halozyme, Inc. Intercompany accounts and transactions have been eliminated.
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
We adopted SFAS 123(R) using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Our condensed consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123(R).
Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123(R). For share awards granted during the three and six months ended June 30, 2006, expenses are amortized under the straight-line method. For share awards granted prior to 2006, expenses are amortized under the straight-line method prescribed by SFAS 123. As share-based compensation expense recognized in the consolidated statement of operations for the second quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 10% for employees in the second quarter of 2006 based on our historical experience and those of our peer group. In our pro forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred.
The adoption of SFAS 123R resulted in incremental share-based compensation expense of $305,000 and $578,000 in the three and six months ended June 30, 2006, respectively. The incremental share-based compensation caused our net loss to increase by the same amounts and basic and diluted loss per share to increase by $0.00 per share and $0.01 per share in the three and six months ended June 30, 2006, respectively. Total compensation expense related to all of our share-based awards, recognized under SFAS 123R, for the three and six months ended June 30, 2006 was comprised of the following:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Research and development	$104,628	$203,208
Selling, general and administrative	200,261	374,774

Share-based compensation expense before taxes	304,889	577,982

Related income tax benefits	—	—
Share-based compensation expense	$304,889	$577,982

Net share-based compensation expense per basic and diluted share	$0.00	$0.01

Share-based compensation expense from:
Stock options	275,000	548,000
Restricted stock awards	30,000	30,000

Total	$305,000	$578,000

Since we have a net operating loss carryforward as of June 30, 2006, no excess tax benefits for the tax deductions related to share-based awards were recognized in the condensed consolidated statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the six months ended June 30, 2006 which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. Share-based compensation expense was not recognized during the three and six months ended June 30, 2005.
Through 2005, we accounted for share-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and provided the required pro forma disclosures of SFAS 123. Under the intrinsic value method, no share-based compensation expense had been recognized in our consolidated statement of operations for share-based awards to employees, because the exercise price of our stock options granted to employees equaled the fair market value of the underlying stock at the date of grant.
The following table summarizes the pro forma effect on our net loss and per share data if we had applied the fair value recognition provisions of SFAS 123 to share-based employee compensation for the three and six months ended June 30, 2005.

	Three Months Ended	Six Months Ended
In Thousands (except per share data)	June 30, 2005	June 30, 2005
Net loss, as reported	$(2,868)	$(6,061)
Add: Share-based employee compensation expense	—	—
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	(302)	(648)

Pro forma net loss	$(3,170)	$(6,709)

Net loss per share, basic and diluted, as reported	$(0.06)	$(0.12)

Pro forma net loss per share, basic and diluted	$(0.06)	$(0.13)

For employee stock options granted during the six months ended June 30, 2005, we determined pro forma compensation expense under the provisions of SFAS 123 using the Black-Scholes model and the following assumptions: (1) an expected volatility of 80%, (2) an expected term of 4.0 years, (3) a risk-free interest rate of 3.8% and (4) an expected dividend yield of 0%. The weighted average fair value of options granted during the six months ended June 30, 2005 was $1.17 per share.
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

As of June 30, 2006, we had four equity incentive plans (the “Plans”): the 2001 Stock Plan, the 2004 Stock Plan, the 2005 Outside Directors’ Stock Plan, and the 2006 Stock Plan. All of the Plans were approved by the shareholders. Under the Plans we had an aggregate of 2,654,835 shares of our common stock reserved for issuance as of June 30, 2006. Options are subject to terms and conditions established by the Compensation Committee of our Board of Directors. Options have a term of ten years and generally vest over three to four years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans). At the present time, we intend to issue new common shares upon the exercise of stock options.
A summary of stock options outstanding and changes under the Plans during the six months ended June 30, 2006 are presented below.

	Shares	Weighted	Weighted
	underlying	average exercise	average remaining
	stock options	price per share	contractual term (yrs)
Outstanding at December 31, 2005	8,535,751	$1.01
Granted	199,432	$2.92
Exercised	(40,000)	$0.90
Cancelled	(222,984)	$0.75

Outstanding at June 30, 2006	8,472,199	$1.06	7.19

Exercisable at June 30, 2006	5,870,581	$0.84	6.97

The aggregate intrinsic value was $14.5 million on outstanding options and $11.3 million on exercisable options at June 30, 2006. The weighted average grant-date fair values of options granted during the six months ended June 30, 2006 and 2005 were $1.77 per share and $1.17 per share, respectively. Cash received from stock option exercises for the six months ended June 30, 2006 and 2005 was $35,975 and $166,355, respectively. The intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $92,000 and $680,000, respectively. As of June 30, 2006, $2.3 million of total unrecognized compensation costs related to non-vested stock option awards is expected to be recognized over a weighted average period of 1.9 years.
The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (“Black-Scholes model”) that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our common stock and our peer group. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model for the three months ended June 30, 2006 were as follows:

Expected volatility	75.0%
Average expected term in years	4.0
Risk-free interest rate	5.0%
Expected dividend yield	0%
Restricted stock awards. Restricted stock awards are grants that entitle the holder to acquire shares of restricted common stock at a fixed price, which is typically nominal. The shares of restricted stock cannot be sold, pledged, or otherwise disposed of until the award vests and any unvested shares may be reacquired by us for the original purchase price following the awardee’s termination of service. During May 2006, we issued 75,000 restricted stock awards under our Outside Directors’ Stock Plan. Annual grants of restricted stock under the Outside Directors’ Stock Plan typically vest in full the first day the awardee may trade Company stock in compliance with the Company’s insider trading policy following the date immediately preceding the first annual meeting of stockholders following the grant date. As of June 30, 2006, these 75,000 outstanding restricted stock awards were nonvested.
The grant-date fair value of restricted stock awards granted during the six months ended June 30, 2006 was $210,000. No restricted stock awards were granted in the six months ended June 30, 2005. As of June 30, 2006, the total unrecognized compensation cost related to unvested shares was $180,000, which is expected to be recognized over a weighted-average period of 1.0 year.

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
Under the terms of our Baxter agreement, we will supply Baxter the active pharmaceutical ingredient for Hylenex and Baxter will fill and finish Hylenex and hold it for subsequent distribution. During the fourth quarter of 2005, and the first six months of 2006, the Company transferred $254,000 and $137,000, respectively, of the active pharmaceutical ingredient for Hylenex to Baxter for filling and finishing. Because of our continued involvement in the development and production process of Hylenex under the terms of the Development and Supply Agreement (the “Supply Agreement”), the earnings process is not considered to be complete. Accordingly, the Company defers revenue and the related product costs resulting from transfers of inventory to Baxter until the product is ultimately sold to customers.
Research and Development Costs
Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions, clinical research organizations, and other vendors that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price. Payments under the contracts depend on factors such as the successful enrollment of patients or the completion of clinical trial milestones. Expenses related to clinical trials generally are accrued based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates accordingly on a prospective basis. As a result of our agreement with Baxter, both parties have agreed to share equally the cost of any Hylenex post-approval clinical trials.
4. Inventory
Inventories are used in the manufacture of the Company’s Cumulase and Hylenex products and are stated at the lower of cost or market. Inventories consist of the following:

	June 30,	December 31,
	2006	2005
Raw materials	$15,183	$259,452
Work in process	398,876	19,506
Finish goods	—	—

	$414,059	$278,958

Work in process inventory includes $254,000 of costs associated with the transfer of the active pharmaceutical ingredient (“API”) for Hylenex to Baxter in the fourth quarter of 2005 and $137,000 of API during the first six months of 2006 under the Supply Agreement. The Supply Agreement provides for Baxter to purchase the API and fill and finish the product for subsequent distribution to customers. The transfer of the API to Baxter is recorded as a deferred charge and is included in work in process inventory at June 30, 2006. Inventories are valued using a standard cost approach that approximates the first-in, first-out method.
5. Property and Equipment

	June 30,	December 31,
	2006	2005
Research equipment	$662,112	$615,455
Computer and office equipment	200,270	149,320
Leasehold improvements	148,486	148,486

	1,010,868	913,261

Less accumulated depreciation and amortization	(641,426)	(532,013)

	$369,442	$381,248

Depreciation and amortization expense totaled $56,655 and $61,020, for the three months ended June 30, 2006 and 2005 and $109,640 and $111,137 for the six months ended June 30, 2006 and 2005, respectively.
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
During the fourth quarter of 2005 and the first six months of 2006, the Company transferred $254,000 and $137,000, respectively, of the active pharmaceutical ingredient for Hylenex to Baxter for filling and finishing. Because of Halozyme’s continued involvement in the development and production process of Hylenex under the terms of the Supply Agreement, the earnings process is not considered to be complete. Accordingly, the Company defers revenue and the related product costs resulting from transfers of inventory to Baxter until the product is ultimately sold to customers.
7. Net Loss Per Common Share
In accordance with SFAS No. 128, Earnings Per Share, and SAB No. 98, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. Such common equivalent shares have not been included in the Company’s computation of net loss per share as their effect would have been anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator — Net loss	$(3,232,791)	$(2,868,334)	$(6,722,985)	$(6,061,410)

Denominator — Weighted average shares outstanding	61,841,867	49,945,467	61,152,991	49,761,501

Net loss per share	$(0.05)	$(0.06)	$(0.11)	$(0.12)

Incremental common shares (not included because of their anti-dilutive nature)
Stock options	8,472,199	8,750,524	8,472,199	8,750,524
Stock warrants	9,870,048	11,675,846	9,870,048	11,675,846

Potential common equivalents	18,342,247	20,426,370	18,342,247	20,426,370

8. Stockholders’ Equity
During February and March 2006, holders of the Company’s various outstanding warrants exercised rights to purchase 1,101,601 common shares for gross proceeds of approximately $1,279,302. During April and May 2006, holders of the company’s various outstanding warrants exercised rights to purchase 588,500 common shares for gross proceeds of approximately $1,029,875.
9. Commitments and Contingencies
Operating Leases – On May 20, 2003, the Company signed a two-year lease for 5,728 square feet of office and lab space in a building located at 11588 Sorrento Valley Road, San Diego, California, commencing on June 1, 2003. On October 28, 2004, the Company signed an 18-month lease for an additional 5,060 square feet of office and lab space in the same building, commencing on January 1, 2005. These leases were subsequently extended to December 31, 2007. During August 2006, the Company leased an additional 5,060 square feet of office space in the same building, commencing on August 1, 2006 and expiring on December 31, 2007. Additionally the Company leases certain office equipment under operating leases. Rent expense totaled $62,000 and $57,000 for the three months ended June 30, 2006 and 2005 and $125,000 and $114,000 for the six months ended June 30, 2006 and 2005.
Material Agreements – During August 2004, we signed an Exclusive Distribution Agreement (the “Distribution Agreement”) with Baxter Healthcare Corporation (“Baxter”) to market, distribute and sell Hylenex in the United States and Puerto Rico. During March 2005, we entered into a Development and Supply Agreement (the “Supply Agreement”) and a First Amendment to the existing Distribution Agreement with Baxter. Under the terms of the agreements we will supply Baxter the active pharmaceutical ingredient, and Baxter will fill and finish Hylenex and hold it for subsequent distribution. The Supply Agreement provides for additional product development opportunities that the parties may mutually decide to pursue. In addition, Baxter has a right of first refusal on certain product line extensions and select new products. The First Amendment provides for specific and consistent definitions among the Supply Agreement and Distribution Agreement and modifies various covenants of Baxter relating to the definition of marketing and incremental sales costs, including a $3 million annual cap on the amount of marketing and incremental sales costs to be paid by Baxter. In the event that both parties agree in advance to combined marketing and incremental sales costs in excess of the cap, such excess marketing and incremental sales costs shall be shared equally. Currently, the parties anticipate that combined marketing and incremental sales costs for 2006 may be in excess of the cap. As such, it is possible that aggregate revenues from sales of Hylenex will be less than our portion of these shared additional marketing and incremental sales costs.

Effective December 30, 2005, the Company entered into a First Amendment to a November 15, 2002 license agreement (the “Agreement”) with the University of Connecticut Health Center (“UCHC”). The original license agreement provided for certain payments to be made to UCHC in connection with the development and commercialization of certain products defined in the Agreement. The First Amendment to the License Agreement (the “First Amendment”) calls for payments of a one time Supplemental License Fee of $25,000, a $250,000 Technology Access Fee and a Technology Fee of $2,500,000 to be paid to UCHC in annual installments of $250,000 payable in February each year commencing with 2006 and ending 2015. The first two payments of $25,000 and $250,000 were paid in accordance with the original Agreement in March and May 2005, respectively. The first $250,000 annual technology fee installment was paid in February 2006 in accordance with the First Amendment. Other terms of the amendment include a termination clause which allows the Company to discontinue commercialization of certain products covered under the Agreement and to cease making the annual $250,000 payment with a one time termination fee of $250,000. Beginning in 2006, the annual technology fee payments will be recognized to expense on a straight-line basis.
Legal Contingencies – In the ordinary course of business, we may face various claims brought by third parties, including claims relating to the safety or efficacy of our products. Any of these claims could subject us to costly litigation and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our operations and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business.
10. Segment Information
We operate in one segment, which is the research, development and commercialization of recombinant human enzymes for the drug delivery, palliative care, oncology, and infertility markets. The chief operating decision-makers review our operating results on an aggregate basis and manage our operations as a single operating segment.
11. New Accounting Pronouncements
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
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The provision of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. As a result of our manufacturing process being outsourced, the adoption of SFAS 151 did not have a material impact on our financial condition or results of operations.

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
          Currently, we have only limited revenue from Cumulase product sales. All of our potential products, with the exception of Cumulase and Hylenex, are either in the research, pre-clinical, or clinical stage. It may be years, if ever, before we are able to obtain the regulatory approvals necessary to generate meaningful revenue from the sale of these product candidates. In addition, we have only generated minimal revenue from our biopharmaceutical operations and we have had operating and net losses each year since inception, with an accumulated deficit of $33,070,239 as of June 30, 2006.
          Additionally, in December 2005, we issued 10,000,000 shares of common stock to certain institutional and accredited investors for $17.5 million in gross proceeds, or $1.75 per share. These shares were sold under our universal shelf registration statement in a registered direct offering. We currently have $32.5 million remaining under our universal shelf registration statement which will permit us, from time to time, to offer and sell up to $32.5 million of additional equity or debt securities. Sales of substantial amounts of shares of our common stock, or even the potential for such sales through the exercise of currently outstanding warrants, could lower the market price of our common stock and impair the Company’s ability to raise capital through the sale of equity securities. In the future, we may issue additional options, warrants or other derivative securities convertible into Halozyme common stock to fund the continued development of our product candidates and general corporate purposes.
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
          During March 2005, we filed a new drug application (“NDA”) for the spreading agent Hylenex. Other manufacturers have FDA approved products for use as spreading agents, including ISTA Pharmaceuticals, Inc. (“ISTA”), with an ovine (ram) hyaluronidase, Vitrase®, Amphastar Pharmaceuticals, Inc., with a bovine (bull) hyaluronidase, Amphadase™, and Primapharm, Inc. also with a bovine hyaluronidase, Hydase™. The FDA has determined that Amphadase, Hydase, Hylenex and Vitrase are distinct new chemical entities and hence afforded five years of market exclusivity. The five year market exclusivity precludes identical new chemical entity products from being marketed for a period of five years. As each of these products is established as distinctly different new chemical entities, the marketing exclusivity granted does not prohibit the marketing of the products. During December 2005, we received FDA approval for our Hylenex NDA.

          During June 2005, we submitted an investigational new drug application (“IND”) in order to begin clinical testing of our Chemophase® product candidate. We received authorization to initiate clinical testing of Chemophase in August 2005, and we commenced patient enrollment in our initial clinical protocol under this IND in October 2005. In March 2006, we completed enrollment in our Chemophase Phase I clinical trial. In April 2006, we commenced patient enrollment in our Chemophase Phase I/IIa clinical trial.
Baxter Agreement
          During August 2004, we signed an Exclusive Distribution Agreement (the “Distribution Agreement”) with Baxter Healthcare Corporation (“Baxter”) to market, distribute and sell Hylenex in the United States and Puerto Rico.
          During March 2005, we entered into a Development and Supply Agreement (the “Supply Agreement”) and a First Amendment to the existing Distribution Agreement with Baxter. Under the terms of the agreements, we will supply Baxter with the active pharmaceutical ingredient, and Baxter will fill and finish Hylenex and hold it for subsequent distribution. The Supply Agreement provides for additional product development opportunities that the parties may mutually decide to pursue. In addition, Baxter has a right of first refusal on certain product line extensions and select new products. The First Amendment provides for specific and consistent definitions among the Supply Agreement and Distribution Agreement, modifies various covenants of Baxter relating to the definition of marketing and incremental sales costs, including a $3 million annual cap on the amount of marketing and incremental sales costs to be paid by Baxter. In the event that both parties agree in advance to combined marketing and incremental sales costs in excess of the cap, such excess marketing and incremental sales costs shall be shared equally. Currently, the parties anticipate that combined marketing and incremental sales costs for 2006 may be in excess of the cap. As such, it is possible that aggregate revenues from sales of Hylenex will be less than our portion of these shared additional marketing and incremental sales costs.
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
Costs and Expenses
          Cost of Sales. Cost of sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, and freight associated with the sales of Cumulase.
          Research and Development. Our research and development expenses consist primarily of costs associated with the development and manufacturing of our product candidates, compensation and other expenses for research and development personnel, supplies and materials, costs for consultants and related contract research, clinical trials, facility costs, amortization and depreciation. We charge all research and development expenses to operations as they are incurred. Our research and development activities are primarily focused on the development of our Chemophase and Hylenex product candidates which are both based on our recombinant human PH20 (rHuPH20) enzyme, a human synthetic version of hyaluronidase. We completed enrollment in our Chemophase Phase I clinical trial in March 2006 and commenced patient enrollment in our Chemophase Phase I/IIa clinical trial in April 2006.
          Since our inception through June 30, 2006, we have incurred research and development costs of $23.2 million. From January 1, 2002 through June 30, 2006, approximately 57% of our research and development costs were associated with the research and development of our recombinant human PH20 enzyme used in our Cumulase and Hylenex product candidates. In addition, for the six months ended June 30, 2006, approximately 13% of our research and development costs were associated with the development of our Chemophase product candidate. Due to the uncertainty in obtaining FDA approval, our reliance on third parties, and competitive pressures, we are unable to estimate with any certainty the additional costs we will incur in the continued development of our Hylenex and

Chemophase product candidates for commercialization. However, we expect our research and development costs to increase substantially if we are able to advance our product candidates into later stages of clinical development.
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
          Product candidate completion dates and costs vary significantly for each product candidate and are difficult to estimate. The lengthy process of seeking regulatory approvals, and the subsequent compliance with applicable regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations. We received FDA approval for our Hylenex product candidate in December 2005. We submitted an IND for our Chemophase product candidate in June 2005, and initiated Phase I clinical trials in October 2005. In March 2006, we completed enrollment in our Chemophase Phase I clinical trial. In April 2006, we commenced patient enrollment in our Chemophase Phase I/IIa clinical trial. We cannot be certain when or if our Chemophase product candidate, or any of our other product candidates, will receive regulatory approval or whether any net cash inflow from our Chemophase product candidate, or any of our other product candidates, or development projects, will commence.
          Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and other expenses related to our corporate operations and administrative employees, accounting and legal fees, other professional services expenses, marketing expenses, as well as other expenses associated with operating as a publicly traded company. We anticipate continued increases in selling, general and administrative expenses as our research and development activities continue to expand.
          Other Income, Net. Other income, net consists primarily of interest income earned on our cash and cash equivalents.
Critical Accounting Policies and Estimates
          Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.
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
          Under the terms of our Baxter agreement, we will supply Baxter the active pharmaceutical ingredient for Hylenex and Baxter will fill and finish Hylenex and hold it for subsequent distribution. During the fourth quarter of 2005, we transferred $254,000 of the active pharmaceutical ingredient for Hylenex to Baxter for filling and finishing. During the first six months of 2006, we transferred another $137,000 of the active pharmaceutical ingredient for Hylenex to Baxter for filling and finishing. Because of our continued involvement in the development and production process of Hylenex under the terms of the Supply Agreement, the earnings process is not considered to be complete. Accordingly, the Company defers revenue and the related product costs resulting from transfers of inventory to Baxter until the product is ultimately sold to customers.
Share-based compensation expense
          We grant options to purchase our common stock to our employees, directors and consultants under our stock option plans. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123(R)”). Effective January 1, 2006, we adopted SFAS 123(R) and use the fair value method to account for share-based payments with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Total compensation cost for our share-based payments recognized in the three and six months ended June 30, 2006 was $305,000 and $578,000. Selling, general and administrative expense and research and development expense in the second quarter of 2006 included share-based compensation of $200,000 and $105,000, respectively. As of June 30, 2006, $2.5 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period 1.9 years.
          The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (“Black-Scholes model”) that uses assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatilities are based on historical volatility of our common stock and our peer group. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield in effect at the time of the grant. Since we do not expect to pay dividends on our common stock in the foreseeable future, we estimated the dividend yield to be 0%. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate pre-vesting forfeitures based on our historical experience and those of our peer group.
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
          In addition, we have several contracts that extend across multiple reporting periods, including our largest contract representing a $265,000 clinical trial. We recognize expenses as the services are provided pursuant to management’s assessment of the progress that has been made to date. Such contracts require an assessment of the work that has been completed during the period, including measurement of progress, analysis of data that justifies the progress and management’s judgment. A 5% variance in our estimate of the work completed in our largest contract could increase or decrease our operating expenses by $13,250.
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

          The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Please see our audited financial statements and notes thereto included elsewhere in our Annual Report on Form 10-KSB for the year ended December 31, 2005, which contain accounting policies and other disclosures required by U.S. GAAP.
Results of Operations – Comparison of Three Months Ended June 30, 2006 and 2005
Revenues – Product sales were $120,000 for the quarter ended June 30, 2006 compared to $46,000 for the quarter ended June 30, 2005 and consisted of sales of Cumulase, which we launched in June 2005.
Cost of Sales – Cost of sales were $17,000 for the quarter ended June 30, 2006 compared to $21,000 for the quarter ended June 30, 2005 and consisted of third-party manufacturing costs, fill and finish costs and freight costs. In addition, this amount includes a $12,000 credit for approximately half the costs previously expensed during the first quarter of 2006 related to a Cumulase batch which failed to meet product release specifications. These costs will be assumed by our contract manufacturer.
Research and Development – Research and development expenses were $1,915,000 for the quarter ended June 30, 2006 compared to $2,055,000 for the quarter ended June 30, 2005. Our research and development expenses consisted primarily of costs associated with the development and manufacturing of our product candidates, compensation and other expenses for research and development personnel, supplies and materials, costs for consultants and related contract research, facility costs, and depreciation. Research and development expenses decreased by $140,000 due primarily to lower contract manufacturing, analytical, and stability costs related to the development and production of our rHuPH20 enzyme. We expect research and development costs to increase in future periods as we increase our research efforts, expand our clinical trials, and continue to develop and manufacture our product candidates.
Selling, General and Administrative – Selling, general and administrative expenses were $1,603,000 for the quarter ended June 30, 2006 compared to $915,000 for the quarter ended June 30, 2005. General and administrative expenses increased by $688,000 due to additional general and administrative personnel costs and increased legal and accounting fees. We anticipate that compliance with provisions of the Sarbanes-Oxley Act of 2002, including Section 404 relating to audits of our internal controls, will increase our general and administrative costs in future periods.
Share-Based Compensation – Through 2005, we accounted for our stock plans using the intrinsic value method and recorded no stock based compensation for options granted to employees. Effective at the beginning of 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” and elected to adopt the modified prospective application method. SFAS No. 123(R) requires us to use a fair-valued based method to account for share-based compensation. Accordingly, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employees’ requisite service period. Total compensation cost for our share-based payments in the second quarter of 2006 was $305,000. Selling, general and administrative expense and research and development expense in the second quarter of 2006 include share-based compensation of $200,000 and $105,000, respectively. As of June 30, 2006, $2.5 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 1.9 years. See Note 3, “Significant Accounting Policies — Change in Accounting Method for Share-Based Compensation” in the Notes to Condensed Consolidated Financial Statements (unaudited) for further discussion.
Other Income and Expense – Other income was $182,000 for the quarter ended June 30, 2006 compared to $77,000 for the quarter ended June 30, 2005. The increase in other income was due to higher interest income as a result of maintaining higher average cash balances during 2006 and higher interest rates.

Net Loss – Net loss for the quarter ended June 30, 2006 was $3,233,000, or $0.05 per common share, compared to $2,868,000, or $0.06 per common share for the quarter ended June 30, 2005. The increase in net loss was due to an increase in operating expenses, primarily in share-based compensation, professional services and additional personnel costs.
Results of Operations – Comparison of Six Months Ended June 30, 2006 and 2005
Revenues – Product sales were $193,000 for the six months ended June 30, 2006 compared to $46,000 for the six months ended June 30, 2005 and consisted of sales of Cumulase, which we launched in June 2005.
Cost of Sales – Cost of sales were $39,000 for the six months ended June 30, 2006 compared to $21,000 for the six months ended June 30, 2005 and consisted of third-party manufacturing costs, fill and finish costs and freight costs. In addition, this amount includes a $12,000 expense related to a Cumulase batch which failed to meet product release specifications.
Research and Development – Research and development expenses were $4,107,000 for the six months ended June 30, 2006 compared to $4,472,000 for the six months ended June 30, 2005. Our research and development expenses consisted primarily of costs associated with the development and manufacturing of our product candidates, compensation and other expenses for research and development personnel, supplies and materials, costs for consultants and related contract research, facility costs, and depreciation. Research and development expenses decreased by $365,000 due primarily to lower contract manufacturing, analytical, and stability costs related to the development and production of our rHuPH20 enzyme. We expect research and development costs to increase in future periods as we increase our research efforts, expand our clinical trials, and continue to develop and manufacture our product candidates.
Selling, General and Administrative – Selling, general and administrative expenses were $3,134,000 for the six months ended June 30, 2006 compared to $1,769,000 for the six months ended June 30, 2005. General and administrative expenses increased by $1,365,000 due to increased legal and accounting fees of approximately $484,000, share-based compensation expense of approximately $375,000 and additional general and administrative personnel costs of approximately $240,000. We anticipate that compliance with provisions of the Sarbanes-Oxley Act of 2002, including Section 404 relating to audits of our internal controls, will increase our general and administrative costs in future periods.
Share-Based Compensation – Through 2005, we accounted for our stock plans using the intrinsic value method and recorded no stock based compensation for options granted to employees. Effective at the beginning of 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” and elected to adopt the modified prospective application method. SFAS No. 123(R) requires us to use a fair-valued based method to account for share-based compensation. Accordingly, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employees’ requisite service period. Total compensation cost for our share-based payments in the six months ended June 30, 2006 was $578,000. Selling, general and administrative expense and research and development expense in the six months ended June 30, 2006 include share-based compensation of $375,000 and $203,000, respectively. As of June 30, 2006, $2.5 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 1.9 years. See Note 3, “Significant Accounting Policies — Change in Accounting Method for Share-Based Compensation” in the Notes to Condensed Consolidated Financial Statements (unaudited) for further discussion.
Other Income and Expense – Other income was $365,000 for the six months ended June 30, 2006 compared to $155,000 for the six months ended June 30, 2005. The increase in other income was due to higher interest income as a result of maintaining higher average cash balances during 2006 and higher interest rates.
Net Loss – Net loss for the six months ended June 30, 2006 was $6,723,000, or $0.11 per common share, compared to $6,061,000, or $0.12 per common share for the six months ended June 30, 2005. The increase in net loss was due to an increase in operating expenses, primarily in share-based compensation, professional services and additional personnel costs.

Liquidity and Capital Resources – As of June 30, 2006, cash and cash equivalents were $15,100,000 versus $19,132,000 as of December 31, 2005, a decrease of $4,032,000. This decrease resulted primarily from net cash used in operations for the six months ended June 30, 2006 partially offset by the exercise of common stock warrants totaling $2,309,000 and the collection of large receivables.
          Net cash used in operations was $6,278,000 during the six months ended June 30, 2006 compared to $6,014,000 of cash used in operations during the six months ended June 30, 2005. This was due to the increase in inventory balances.
          Net cash used in investing activities was $99,000 during the six months ended June 30, 2006 compared to $247,000 during the six months ended June 30, 2005. This change was due to fewer purchases of property and equipment during 2006.
          Net cash provided by financing activities was $2,345,000 during the six months ended June 30, 2006 versus $313,000 during the six months ended June 30, 2005. During the first six months of 2006, we raised $2,309,000 through the exercise of warrants. During the first six months of 2005, we raised $166,000 through the exercise of stock options and $147,000 through the exercise of warrants.
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
          We believe that our current cash and cash equivalents will be sufficient to fund our operations into the second quarter of 2007. Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds from our most recent private financing. We may finance future cash needs through the sale of other equity securities, the exercise of our callable warrants, strategic collaboration agreements, debt financing, or any combination of the foregoing. On June 10, 2005, we filed a shelf registration statement on Form S-3 (Registration No. 333-125731), which was declared effective on June 17, 2005, which will permit us, from time to time, to offer and sell up to $50 million of equity or debt securities. We currently have the ability to issue debt and equity securities for an aggregate of $32.5 million under our shelf registration statement. We cannot be certain that our existing cash and cash equivalents will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs or delay the launch of our product candidates. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
Off-Balance Sheet Arrangements – As of June 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
          In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The provision of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. As a result of our manufacturing process being outsourced, the adoption of SFAS 151 did not have a material impact on our financial condition or results of operations.
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
          We have generated only minimal revenue from product sales to date and may never generate significant revenues from future product sales. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years. We have never been profitable, and we may never become profitable. Through June 30, 2006, we have incurred aggregate net losses of $33,070,239.
We will need to raise funds in the next twelve months, and there can be no assurance that such funds will be available.
          During the next twelve months we will need to raise additional capital to complete the steps required to continue development of our product candidates and to fund general operations. If we engage in acquisitions of companies, products, or technology in order to execute our business strategy, we may need to raise additional capital. We may be required to raise additional capital in the future through the public offering of securities, collaborative agreements, private financings and various other equity or debt financings, including calling outstanding warrants to purchase our common stock.
     Currently, warrants to purchase approximately 9.9 million shares of our common stock are outstanding and this amount of outstanding warrants may make us a less desirable candidate for investment for some potential investors. Approximately 4.9 million of our outstanding warrants contain a call feature that, potentially, may allow us to raise funds from the holders of these warrants. If our common stock closes at a price equal to or greater than $2.00 per share for twenty consecutive trading days, we have the ability, at our sole discretion, to call warrants exercisable for up to approximately 1.9 million shares of common stock, provided that we have not exercised a call right in the preceding three months. Upon such a call, the holders of these warrants have thirty days to decide whether to either exercise their warrants at a price of $1.75 per share or receive $0.01 from us for each share of common stock that is not exercised. If we need to raise funds in the future and we wish to utilize this call right, we will not be able to exercise the call right if we do not meet the minimum closing price condition and, even if we meet this condition, we cannot be sure of the amounts that will be raised by such a call because some or all warrant holders may decide not to exercise their warrants.
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
          In the event that any of our product candidates are used in clinical trials or receive the necessary regulatory approval for commercialization, we rely on third parties to prepare, fill, finish, and package the products prior to their distribution. If we are unable to locate third parties to perform these functions on terms that are economically acceptable to us, the progress of clinical trials could be delayed or even suspended and the commercialization of approved product candidates could be delayed or prevented. We currently utilize a third-party to prepare, fill, finish, and package Cumulase. This third party has only limited experience manufacturing Cumulase batches and we rely on its ability to successfully manufacture Cumulase according to product specifications. In addition, one of our distributors is experiencing technical challenges integrating our product into their proprietary manufacturing process. If our third party manufacturer is unable to successfully manufacture Cumulase, or if our distributor is unable to resolve their technical issues, we may be unable to supply enough Cumulase product to meet demand. In addition, we currently utilize a subsidiary of Baxter Healthcare Corporation (“Baxter”) to prepare, fill, finish, and package Hylenex under a development and supply agreement. Baxter has only limited experience manufacturing Hylenex batches and we rely on its ability to successfully manufacture Hylenex batches according to product specifications. Any delays or interruptions in Baxter’s ability to manufacture Hylenex batches could have a material adverse impact on our business and financial condition.
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
          As a result of our January 2004 private financing transaction, we issued warrants to private investors for the purchase of 10,461,943 shares of common stock at purchase prices ranging from $0.77 to $1.75 per share. Currently, approximately 6.5 million shares of common stock remain issuable upon the exercise of these warrants. As a result of our October 2004 financing transaction, we issued warrants for the purchase of 2,709,542 shares of common stock. The exercise of these warrants could result in significant dilution to stockholders at the time of exercise which could negatively affect our stock price.
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
We participate in a highly dynamic industry, which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low stock prices during the twelve months ended June 30, 2006 were $3.71 and $1.60, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this report, any of the following factors may lead to a significant drop in our stock price:

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
          During the ninety-day period ending June 30, 2006, our average daily trading volume was approximately 119,000 shares. If limited trading in our stock continues, it may be difficult for stockholders to sell their shares in the public market at any given time at prevailing prices.
Our decision to redeem outstanding warrants may drive down the market price of our stock.
          We may have the ability to redeem certain outstanding warrants, under certain conditions, that may be exercised for approximately 4.9 million shares of common stock. The redemption price for these warrants is $0.01 per share, but the warrant holders have the opportunity to exercise their warrants prior to redemption at the price of $1.75 per share. If we decide to redeem any portion of our outstanding warrants in the future, some selling security holders may choose to sell outstanding shares of common stock in order to finance the exercise of the warrants prior to their redemption. This pattern of selling may result in a reduction of our common stock’s market price.
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
          We have numerous competitors in the United States and abroad, including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that may be developing competing products. Such competitors include, but are not limited to, Sigma-Aldrich Corporation, ISTA Pharmaceuticals, Inc. (ISTA), Amphastar Pharmaceuticals, Inc., and Primapharm, Inc., among others. These competitors may develop technologies and products that are more effective, safer, or less costly than our current or future product candidates or that could render our technologies and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking pre-clinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare. Other manufacturers have FDA approved products for use as spreading agents, including ISTA Pharmaceuticals, Inc. (“ISTA”), with an ovine-derived hyaluronidase, Vitrase®, Amphastar Pharmaceuticals, Inc., with a bovine-derived hyaluronidase, Amphadase™, and Primapharm, Inc., also with a bovine-derived hyaluronidase, Hydase™. The FDA has determined that Amphadase, Hydase, Hylenex and Vitrase are distinct new chemical entities and hence afforded five years of market exclusivity. The five year market exclusivity precludes identical new chemical entity products from being marketed for a period of five years. As each of these products is established as distinctly different new chemical entities the marketing exclusivity granted does not prohibit the marketing of the products.

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
Changes in Internal Controls Over Financial Reporting
          There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          During April and May 2006, holders of the Company’s various outstanding warrants exercised rights to purchase 588,500 common shares for gross proceeds of approximately $1,029,875. The shares and underlying warrants were purchased for investment in a private placement exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
          The Company’s Annual Meeting of Stockholders was held on May 4, 2006. Four proposals were considered. The first proposal was to elect two Class II directors to each hold office for a three-year term until their successors are elected and qualified, and each candidate received the following votes:

	For	Withheld
John S. Patton (Class II)	38,054,191	563,513
Steven T. Thornton (Class II)	38,054,191	563,513
          The Company also has: (i) three Class III directors, Robert L. Engler, Gregory I. Frost and Connie Matsui, whose terms do not expire until the Company’s annual meeting of stockholders in 2007; and (ii) two Class I directors, Jonathan E. Lim and Kenneth J. Kelley, whose terms do not expire until the Company’s annual meeting of stockholders in 2008. All of the foregoing candidates were elected.
          The second proposal was to approve an amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 to 150,000,000 and to eliminate references to former directors. This proposal received the following votes:

Shares
For approval	37,222,963
Against approval	1,386,841
Abstained	7,900
          The foregoing proposal was approved.
          The third proposal was to approve the Company’s 2005 Outside Directors’ Stock Plan and to reserve an aggregate of 500,000 shares of Common Stock for issuance under this plan. This proposal received the following votes:

Shares
For approval	17,081,660
Against approval	1,272,118
Abstained	353,600
Broker Non-Votes	19,910,326
          The foregoing proposal was approved.

          The fourth proposal was to approve the Company’s 2006 Stock Plan and to reserve an aggregate of 2,000,000 shares of Common Stock for issuance under this plan. This proposal received the following votes:

Shares
For approval	17,042,570
Against approval	1,303,708
Abstained	361,100
Broker Non-Votes	19,910,326
          The foregoing proposal was approved.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibit	Title

3.1	Amended and Restated Articles of Incorporation, as filed with the Nevada Secretary of State on May 4, 2006 (1)
3.2	Certificate of Designation, Preferences and Rights of the terms of the Series A Preferred Stock (1)
3.3	Bylaws as Amended (2)
4.1	Rights Agreement between Corporate Stock Transfer, as rights agent, and Registrant, dated May 4, 2006 (1)
10.1	License Agreement between University of Connecticut and Registrant, dated November 15, 2002 (3)
10.2*	Agreement for Services between Avid Bioservices, Inc. and Registrant, dated November 19, 2003 (3)
10.3*	Distribution Agreement between MidAtlantic Diagnostics, Inc. and Registrant, dated January 30, 2004 (3)
10.4*	Distribution Agreement between MediCult AS and Registrant, dated February 9, 2004 (3)
10.5	2004 Stock Plan and Form of Option Agreement thereunder (4)
10.6	Form of Indemnity Agreement for Directors and Executive Officers (4)
10.7*	Exclusive Distribution Agreement between Baxter Healthcare and Registrant, dated August 13, 2004 (5)
10.8	Form of Callable Stock Purchase Warrant (4)
10.9	Securities Purchase Agreement between Registrant and the other signatories thereto, dated as of October 12, 2004 (6)
10.10	Form of Common Stock Purchase Warrant (6)
10.11	Registration Rights Agreement between Registrant and the other signatories thereto, dated as of October 12, 2004 (6)
10.12	DeliaTroph Pharmaceuticals, Inc. 2001 Amended and Restated Stock Plan and form of Stock Option Agreements for options assumed thereunder (7)
10.13	Nonstatutory Stock Option Agreement With Andrew Kim (7)
10.14*	Commercial Supply Agreement with Avid Bioservices, Inc. and Registrant, dated February 16, 2005 (8)
10.15*	Development and Supply Agreement with Baxter Healthcare Corporation and Registrant, dated March 24, 2005 (9)
10.16*	First Amendment to the Exclusive Distribution Agreement between Baxter Healthcare Corporation and Registrant, dated March 24, 2005 (9)
10.17	Halozyme Therapeutics, Inc. 2005 Outside Directors’ Stock Plan (10)
10.18*	Second Amendment to the Exclusive Distribution Agreement between Baxter Healthcare Corporation and Registrant, dated December 8, 2005 (11)
10.19	Placement Agent Agreement, dated as of December 12, 2005 between Halozyme, SG Cowen & Co., LLC, Rodman & Renshaw, LLC and Roth Capital Partners, LLC (12)
10.20	Placement Agent Agreement, dated as of December 13, 2005 between Halozyme, SG Cowen & Co., LLC, Rodman & Renshaw, LLC and Roth Capital Partners, LLC (13)

Exhibit	Title

10.21	First Amendment to the License Agreement between University of Connecticut and Registrant, dated January 9, 2006 (14)
10.22	Halozyme Therapeutics, Inc. 2006 Stock Plan (16)
10.23	First Amendment to Standard Industrial Net Lease between Registrant and Sorrento Square, dated as of July 1, 2006 (17)
10.24	Second Amendment to Standard Industrial Net Lease between Registrant and Sorrento Square, dated as of July 1, 2006 (17)
10.25	Form of Stock Option Agreement (2005 Outside Directors’ Stock Plan)
10.26	Form of Restricted Stock Agreement (2005 Outside Directors’ Stock Plan)
10.27	Form of Stock Option Agreement (2006 Stock Plan)
10.28	Form of Restricted Stock Agreement (2006 Stock Plan)
21.1	Subsidiaries of Registrant (15)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 8, 2006.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 14, 2004, and Exhibit 99.2 of Registrant’s Current Report on Form 8-K, filed July 6, 2005.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Commission on April 23, 2004.
(4)	Incorporated by reference to the Registrant’s amendment number two to the Registration Statement on Form SB-2 filed with the Commission on July 23, 2004.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB, filed November 12, 2004.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed October 15, 2004.
(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on October 26, 2004.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 22, 2005.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 30, 2005.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 6, 2005.
(11) (12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB, filed March 24, 2006. Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 13, 2005.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 14, 2005.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed January 12, 2006.
(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB/A, filed March 29, 2005.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 24, 2006.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed August 8, 2006.

*	Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted from this agreement and have been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of San Diego, on August 8, 2006.

Halozyme Therapeutics, Inc.,
a Nevada corporation

Date: August 8, 2006	By:	/s/ Jonathan E. Lim
Jonathan E. Lim, MD
	Its:	President, Chief Executive Officer,
(Principal Executive Officer)

Date: August 8, 2006	By:	/s/ David A. Ramsay
David A. Ramsay
	Its:	Secretary, Chief Financial Officer
(Principal Financial and Accounting Officer)