Form 10-K
period 2006-12-31
HALOZYME THERAPEUTICS INC
filed 2007-03-09
CIK 1159036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-49616

Halozyme Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0488686
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11588 Sorrento Valley Road, Suite 17,	92121
San Diego, California	(Zip Code)
(Address of principal executive offices)

(858) 794-8889
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:
None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006 was approximately $155,000,000, based on the closing price on the American Stock Exchange reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2007, there were 71,042,402 shares of the registrant’s $.001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2007 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Parts II and III of this Annual Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the issuer’s fiscal year ended December 31, 2006.

PART I

Item 1.	Business.

This Annual Report on Form 10-K contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as the development or regulatory approval of new products, enhancements of existing products or technologies, revenue and expense levels and other statements regarding matters that are not historical are forward-looking statements.

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

Overview

We are a biopharmaceutical company dedicated to the development and commercialization of recombinant human enzymes for the drug delivery, palliative care, oncology, and infertility markets. Our operations to date have been limited to organizing and staffing the Company, acquiring, developing and securing its technology and undertaking product development for our existing products and for a limited number of product candidates. In June 2005, we launched our first product, Cumulase®, a product used for in vitro fertilization, and transitioned from a development-stage organization to a commercial entity.

Our predecessor company, DeliaTroph Pharmaceuticals, Inc. was incorporated in California in 1998. Our principal offices and research facilities are located at 11588 Sorrento Valley Road, Suite 17, San Diego, California 92121. Our telephone number is (858) 794-8889 and our e-mail address is info@halozyme.com. Additional information about Halozyme can be found on our website, at www.halozyme.com, and in our periodic and current reports filed with the Securities and Exchange Commission (“SEC”). Copies of our current and periodic reports filed with the SEC are available at the SEC Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, and online at www.sec.gov and our website at www.halozyme.com.

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

•	Impurity: Most such commercial enzyme preparations are crude extracts from cattle testes and are typically 1-10% pure.

•	Prion disease: Because most commercial enzyme preparations are only 1-10% pure, they may contain whole blood cellular components (leukocytes) that are not adequately flushed from the testes organ in the manufacturing process. White blood cells (leukocytes) have been implicated in the development of neurodegenerative disorders associated with infectious prion disease.

•	Immunogenicity: Hyaluronidases can also be found in bacteria, leeches, certain venoms, and marine organisms. Such preparations, in addition to bovine and ovine, are non-human, and may elicit immune reactions, possess endotoxin, or have some of the same defects as slaughterhouse derivations.

As an alternative to the existing animal-derived drugs, our proprietary technology, as evidenced by our exclusive license with the University of Connecticut of the patent covering the DNA sequence that encodes human hyaluronidase, may both expand existing markets and create new ones. Gaps in existing hyaluronidase offerings may create demand for our solution, and provide new market opportunities. Our objective is to apply our products and products under development to key markets in multiple therapeutic areas.

Strategy

Our objective is to develop and commercialize our first enzyme, recombinant human hyaluronidase (rHuPH20), as a medical device, drug enhancement agent, and therapeutic drug. Key aspects of our corporate strategy include the following:

•	Continue to commercialize Cumulase through our distributors;

•	Begin to commercialize Hylenex through our partner;

•	Complete Phase I/IIa trials for our oncology developmental product, Chemophase®;

•	Continue to conduct proof of concept clinical studies with our Enhanzetm Technology; and

•	Continue to seek partnerships for our Enhanze Technology;

•	Develop other early-stage opportunities in our pipeline.

Marketed Product and Product Development Programs

We have one marketed product and multiple product candidates targeting several indications in various stages of development. The following table summarizes our lead clinical product and pipeline candidates:

Product	Indication (Brief Description)	Development Status

Cumulase	In vitro fertilization	Marketed
Hylenex	Agent for drug and fluid infusion	NDA Approved
Chemophase	Chemoadjuvant for superficial bladder cancer	Phase I/IIa
Enhanze Technology	Agent for enhanced drug delivery	Phase I
HTI-101	Inflammation, oncology	Pre-Clinical

Cumulase

Cumulase is an ex vivo (used outside of the body) formulation of rHuPH20 to replace the bovine enzyme currently used for the preparation of oocytes (eggs) prior to IVF during the process of intracytoplasmic sperm injection (ICSI), in which the enzyme is an essential component. The enzyme strips away the hyaluronic acid that surrounds the oocyte. This allows the clinician to then perform the ICSI procedure, injecting the sperm into the oocyte. The FDA considers hyaluronidase IVF products to be medical devices subject to 510(k) approval and we filed our 510(k) application during September 2004. We received a CE (European Conformity) Mark for Cumulase in December 2004, which allows the Company to market Cumulase in the European Union. We received FDA clearance in April 2005. We launched Cumulase in the European Union and in the United States in June 2005. We believe the total ICSI market consisted of an estimated 500,000 intracytoplasmic sperm injection cycles worldwide in 2005 (Source: CDC, 2001; ESHRE, 2002).

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

Enzymatically Augmented Subcutaneous Infusion (EASI):  Hylenex facilitates subcutaneous delivery of fluids up to one liter without the need for intravenous access, a procedure known as EASI. Importantly, EASI for fluid replacement in terminal patients may be achieved with limited or no need for nursing assistance. Over 1.1 million subcutaneous fluid infusions are performed per year with hospice patients alone (Source: Company estimates based on National Hospice and Palliative Care Organization data, 2001). In addition, over 500 million infusion bags are utilized annually in the United States, some of which could potentially convert to EASI using Hylenex, giving rise to additional market potential (Source: B. Braun, 2003).

INFUSE-LR Study:  During January 2006, we completed the Increased Flow Utilizing Subcutaneously-Enabled Lactated Ringer’s clinical trial, or INFUSE-LR study, which was designed to determine the subcutaneous (Sub-Q) infusion flow rate of Lactated Ringer’s solution with and without Hylenex, determine the Sub-Q infusion flow rate dose response to Hylenex over one order of magnitude of dose, and assess safety and tolerability. This prospective, double-blind, randomized, placebo-controlled, within-subject, dose-comparison study enrolled 54 volunteer subjects who received Sub-Q infusions simultaneously in both upper arms through 24 gauge catheters. Key results from the study included:

•	The use of Hylenex compared to placebo preceding Sub-Q infusion, under gravity flow, to accelerate the flow rate was assessed. Hylenex accelerated flow versus placebo in every subject studied, and by an overall mean ratio of approximately four-fold. The overall mean flow rate for Sub-Q infusion with Hylenex was 464 mL/hr versus 118 mL/hr with placebo (p<0.0001).

•	The faster flow rates did not result in an increase in edema. A total of 94% of subjects had moderate or severe arm edema with placebo compared to 17% with Hylenex (p < 0.0001).

•	In the study, there were no serious or severe adverse events (AE). Based on the AE profile, Hylenex was at least as well tolerated as placebo.

INFUSE-Morphine Study:  During October 2006, we completed the Increased Flow Utilizing Subcutaneously-Enabled Morphine clinical trial, or INFUSE-Morphine study, which was designed to determine the time to maximal blood levels of morphine after subcutaneous administration with and without Hylenex, to determine the time to maximal blood levels after intravenous administration of morphine, and to assess safety and tolerability. This prospective, double-blind, randomized, placebo-controlled, within-subject, dose-comparison study enrolled 12 evaluable patients who received Sub-Q infusions. Key results from the study included:

•	The primary endpoint hypothesis was achieved by demonstrating a statistically significant acceleration in the average time to maximal plasma concentration (Tmax) of morphine. Tmax was reduced from 13.8 minutes when injected subcutaneously with the saline placebo to a Tmax of 9.2 minutes when injected with Hylenex, a 33% reduction in the time to maximal plasma concentration (p<0.05).

•	SC administration of morphine + Hylenex provided total drug exposure (4-hour AUC) of morphine and its active metabolite that was at least comparable to IV morphine administration, as calculated based on the sampling time points for measuring absorption.

•	Morphine plus Hylenex appeared to be safe and well tolerated. The most commonly reported adverse events were mild injection site redness, rash, swelling, and itching. However, no Hylenex-related toxicity was apparent based on a comparison of adverse events for SC injections with rHuPH20 vs. saline placebo.

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

Enhanze Technology

Enhanzetm Technology, a proprietary drug enhancement system using Halozyme’s first approved enzyme, rHuPH20, is the company’s broader technology opportunity that can potentially lead to proprietary partnerships with other pharmaceutical companies. When co-formulated with other injectable drugs, Enhanze Technology may act as a “molecular machete” to facilitate the penetration and dispersion of these drugs by temporarily opening flow channels under the skin. Molecules as large as 200 nanometers may pass freely through the perforated extracellular matrix, which recovers its normal density within approximately 24 hours, leading to a drug delivery platform which does not permanently alter the architecture of the skin. Halozyme is seeking partnerships with pharmaceutical companies that market drugs requiring or benefiting from injection via the subcutaneous or intramuscular routes that could benefit from this technology. In December 2006, we signed our first Enhanze Technology partnership with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche, Inc.

Roche Agreement

In December 2006, we entered into a license and collaboration agreement with Roche for Enhanze Technology. Under the terms of the agreement, Roche will obtain a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20, our proprietary recombinant human hyaluronidase, and up to thirteen Roche target compounds resulting from the collaboration. Roche paid us $20 million as an initial upfront payment for the application of rHuPH20 to three pre-defined Roche biologic targets. Pending the successful completion of a series of clinical, regulatory, and sales events, Roche may pay us further milestones which could potentially reach a value of up to $111 million. In addition, Roche may pay us royalties on potential product sales for these first three targets. Over the next ten years, Roche will also have the option to exclusively develop and commercialize rHuPH20 with an additional ten targets to be identified by Roche, provided that Roche will be obligated to pay continuing exclusivity maintenance fees to us in order to maintain its exclusive development rights for these targets. For each of the additional ten targets, Roche may pay us further upfront and milestone payments of up to $47 million per target as well as royalties on potential product sales for each of these additional ten targets. Additionally, Roche will obtain access to our expertise in developing and applying rHuPH20 to Roche targets. In addition, on December 5, 2006, an affiliate of Roche purchased 3,385,000 shares of common stock for an aggregate of approximately $11.1 million.

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

There are approximately eight known suppliers of IVF reagents and media, including micromanipulation media that contain hyaluronidase preparations. All of these suppliers sell animal-derived enzymes, and may benefit from having the opportunity to supply clinics with a human recombinant hyaluronidase. We are seeking to establish non-exclusive distribution agreements with a subset of these suppliers to serve the worldwide marketplace. We have signed worldwide distribution agreements with MediCult AS (MediCult), a Denmark-based distributor with strengths in the European Union (“EU”) market and MidAtlantic Diagnostics, Inc. (MidAtlantic), a New Jersey-based distributor with strengths in the United States market. These agreements are non-exclusive distribution agreements, having five-year terms with renewal options for an additional two or three years, and granting each of our distributors the right to purchase Cumulase from us and resell it to end users. During 2006, sales to MediCult for the EU were approximately $220,000 and sales to MidAtlantic were approximately $122,000, of which approximately $31,000 was to the EU.

Hylenex

The sales and marketing strategy for Hylenex consists of building a strong clinical foundation with post-marketing trials. Post-marketing clinical trials are ongoing to explore the potential of Hylenex in a variety of situations, since limited or no data with Hylenex exist in most situations in which our partner will market it. Clinical trials have inherent risk, and it is possible that not all trials will meet their endpoints. Examples of the trials include the completed INFUSE-LR study and the recently completed INFUSE-Morphine study, which is designed to determine the time to maximal blood levels of morphine after subcutaneous administration with and without Hylenex, maximal blood levels after intravenous administration of morphine, and to assess safety and tolerability. In addition, we plan to educate clinicians about the potential benefits of Hylenex by engaging key opinion leaders and enrolling clinical Centers of Excellence.

Baxter Agreements

In February 2007, we amended certain agreements with Baxter for Hylenex and entered into a new agreement for kits and co-formulations with rHuPH20. Under the terms of these agreements, Baxter paid us an initial upfront payment of $10 million and, pending the successful completion of a series of regulatory and sales events, Baxter may make milestone payments which could potentially reach a value of up to $25 million. In addition, Baxter will pay royalties on the sales of products covered under the agreements. Baxter prepaid $1 million of these royalties in connection with the execution of the agreements and Baxter will be obligated to prepay $9 million of additional royalties on or prior to January 1, 2009. Baxter will also now assume all development, manufacturing, clinical, regulatory, sales and marketing costs of the products covered by the agreements. We will continue to supply Baxter with the active pharmaceutical ingredient, and Baxter will fill and finish Hylenex and hold it for subsequent distribution. Baxter will obtain a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20, our proprietary recombinant human hyaluronidase, with Baxter hydration fluids and generic small molecule drugs (with the exception of combinations with (i) bisphosphonates, as well as (ii) cytostatic and cytotoxic chemotherapeutic agents, the rights to which have been retained by us). Additionally, Baxter will pay royalties on the sales, if any, of the products that result from the collaboration. In addition, on February 13, 2007, an affiliate of Baxter purchased 2,070,394 shares of Halozyme’s common stock for an aggregate of $20 million.

Competition

Cumulase

A key clinical selling point for Cumulase is that it may eliminate the risk of animal pathogen transmission and toxicity inherent in slaughterhouse preparations. The competing enzymes are of animal origin, creating an opportunity for Halozyme to enter the market with a recombinant human enzyme alternative. The leading IVF suppliers are CooperSurgical, Irvine Scientific, and Cook Ob/Gyn (all three of these companies produce bovine products) in the US, and MediCult (ovine product) and Vitrolife (bovine product) outside the US. Cumulase is priced at a premium to the animal-derived products sold by these leading IVF suppliers, which may make market penetration difficult.

Hylenex

Other manufacturers have FDA approved products for use as spreading agents, including ISTA Pharmaceuticals, Inc. (“ISTA”), with an ovine (ram) hyaluronidase, Vitrase®, Amphastar Pharmaceuticals, Inc., with a bovine (bull) hyaluronidase, Amphadasetm, and Primapharm, Inc. also with a bovine hyaluronidase, Hydasetm. The FDA has determined that Amphadase, Hydase, Hylenex and Vitrase are distinct new chemical entities and hence afforded five years of market exclusivity. The five year market exclusivity precludes identical new chemical entity products from being marketed for a period of five years. As each of these products are established as distinctly different new chemical entities the marketing exclusivity granted does not prohibit the marketing of the products. In addition, some commercial pharmacies now compound hyaluronidase preparations for institutions and physicians. However, there are some concerns with using a compounded sterile product. Compounded preparations are not FDA-approved products. Some compounding pharmacies do not test every batch of product for drug concentration, sterility, and lack of pyrogens. In addition, we anticipate that Hylenex will be priced at a significant premium to the animal-derived hyaluronidases currently in the marketplace. This anticipated price premium may slow market adoption of Hylenex and make market penetration difficult.

Patents and Proprietary Rights

Patents and other proprietary rights are essential to our business. Our success will depend in part on our ability to obtain patent protection for our inventions, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. Our strategy is to actively pursue patent protection in the United States and certain foreign jurisdictions for technology that we believe to be proprietary and that offers a potential competitive advantage for our inventions. Our patent portfolio includes six issued patents and a number of pending patent applications. Our technology is primarily based on an exclusive license with the University of Connecticut of the patent covering the DNA sequence that encodes human hyaluronidase. This patent expires in 2015. We believe our patent position surrounding recombinant human hyaluronidases and their methods of manufacture presents a barrier to entry for potential competitors looking to utilize these hyaluronidases.

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

Research and Development Activities

Our research and development expenses consist primarily of costs associated with the development and manufacturing of our product candidates, compensation and other expenses for research and development personnel, supplies and materials, costs for consultants and related contract research, facility costs, amortization and depreciation. We charge all research and development expenses to operations as they are incurred. Historically, our research and development activities were primarily focused on the development of our Cumulase and Hylenex products, but we are also developing our Chemophase product candidate, and are currently enrolling patients in our Phase I/IIa clinical trial for Chemophase. Our industry is subject to rapid technological advancements, developing industry standards and new product introductions and enhancements. As a result, our success depends, in large part, on our ability to develop and commercialize products.

Our research and development expenditures in fiscal 2006, 2005 and 2004 totaled approximately $9.2 million, $10.2 million and $6.5 million, respectively. Research and development expenditures in fiscal 2006 and 2005 were primarily related to the development of our Cumulase and Hylenex products, and our Chemophase product candidate. In fiscal 2004, our research and development expenditures were primarily related to the development of our Cumulase and Hylenex products. We anticipate that we will have significant research and development expenses in the future in connection with the development of product candidates.

Government Regulations

The FDA and comparable regulatory agencies in foreign countries regulate extensively the manufacture and sale of the pharmaceutical products that we have developed or currently are developing. The FDA has established guidelines and safety standards that are applicable to the non-clinical evaluation and clinical investigation of therapeutic products and stringent regulations that govern the manufacture and sale of these products. The process of obtaining regulatory approval for a new therapeutic product usually requires a significant amount of time and substantial resources. The steps typically required before a product can be produced and marketed for human use include:

•	Animal pharmacology studies to obtain preliminary information on the safety and efficacy of a drug;

•	Non-clinical evaluation in vitro and in vivo including extensive toxicology studies.

The results of these non-clinical studies may be submitted to the FDA as part of an IND application. The sponsor of an IND application may commence human testing of the compound 30 days after submission of the IND, unless notified to the contrary by the FDA.

The clinical testing program for a new drug typically involves three phases:

•	Phase I investigations are generally conducted in healthy subjects. In certain instances, subjects with a life-threatening disease, such as cancer, may participate in Phase I studies that determine the maximum tolerated dose and initial safety of the product;

•	Phase II studies are conducted in limited numbers of subjects with the disease or condition to be treated and are aimed at determining the most effective dose and schedule of administration, evaluating both safety and whether the product demonstrates therapeutic effectiveness against the disease; and

•	Phase III studies involve large, well-controlled investigations in diseased subjects and are aimed at verifying the safety and effectiveness of the drug.

Data from all clinical studies, as well as all non-clinical studies and evidence of product quality, typically are submitted to the FDA in an NDA. Although the FDA’s requirements for clinical trials are well established and we believe that we have planned and conducted our clinical trials in accordance with the FDA’s applicable regulations and guidelines, these requirements, including requirements relating to testing the safety of drug candidates, may be subject to change as a result of recent announcements regarding safety problems with approved drugs. Additionally, we could be required to conduct additional trials beyond what we had planned due to the FDA’s safety and/or efficacy concerns or due to differing interpretations of the meaning of our clinical data. (See Item 1A, “Risk Factors.”)

The FDA’s Center for Drug Evaluation and Research (“CDER”) must approve a new drug application for a drug before it may be marketed in the U.S. If we begin to market our proposed products for commercial sale in the U.S., any manufacturing operations that may be established in or outside the U.S. will also be subject to rigorous regulation, including compliance with current Good Manufacturing Practices (“cGMP”). We also may be subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substance Control Act, the Export Control Act and other present and future laws of general application. In addition, the handling, care and use of laboratory mice, including the hu-PBL-SCID mice and rats, are subject to the Guidelines for the Humane Use and Care of Laboratory Animals published by the National Institutes of Health.

Regulatory obligations continue post-approval, and include the reporting of adverse events when a drug is utilized in the broader commercial population. Promotion and marketing of drugs is also strictly regulated, with penalties imposed for violations of FDA regulations, the Lanham Act (trademark statute), and other federal and state laws, including the federal anti-kickback statute.

We currently intend to continue to seek, directly or through our partners, approval to market our products and product candidates in foreign countries, which may have regulatory processes that differ materially from those of the FDA. We anticipate that we will rely upon pharmaceutical or biotechnology companies to license our proposed products or independent consultants to seek approvals to market our proposed products in foreign countries. We cannot assure you that approvals to market any of our proposed products can be obtained in any country. Approval to market a product in any one foreign country does not necessarily indicate that approval can be obtained in other countries.

Product Liability Insurance

We maintain product liability insurance on our products and clinical trials that provides coverage in the amount of $5,000,000 per incident and $5,000,000 in the aggregate.

Executive Officers of the Registrant

Information concerning our executive officers, including their names, ages and certain biographical information can be found in Part III, Item 10 under the caption, “Executive Officers of the Registrant.” This information is incorporated by reference into Part I of this report.

Human Resources

As of February 28, 2007, we had 40 full-time employees, including 24 engaged in research and clinical development activities. Nine employees hold Ph.D. or M.D. degrees. We currently anticipate hiring approximately 10 additional employees by the end of 2007. None of our employees are unionized and we believe our relationship with our employees is good.

Item 1A.	Risk Factors.

Risks Related To Our Business

We have generated only minimal revenue from product sales to date; we have a history of net losses and negative cash flow, and we may never achieve or maintain profitability.

We have generated only minimal revenue from product sales to date and may never generate significant revenues from future product sales. Even if we do achieve significant revenues from product sales, licensing revenues and milestone payments, we expect to incur significant operating losses over the next several years. We have never been profitable, and we may never become profitable. Through December 31, 2006, we have incurred aggregate net losses of $41,099,240.

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

Currently, warrants to purchase approximately 6.4 million shares of our common stock are outstanding and this amount of outstanding warrants may make us a less desirable candidate for investment for some potential investors. Approximately 2.3 million of our outstanding warrants contain a call feature that, potentially, may allow us to raise funds from the holders of these warrants. If our common stock closes at a price equal to or greater than $2.00 per share for twenty consecutive trading days, we have the ability, at our sole discretion, to call warrants exercisable for up to approximately 1.9 million shares of common stock, provided that we have not exercised a call right in the preceding three months. Upon such a call, the holders of these warrants have thirty days to decide whether to either exercise their warrants at a price of $1.75 per share or receive $0.01 from us for each share of common stock that is not exercised. If we need to raise funds in the future and we wish to utilize this call right, we will not be able to exercise the call right if we do not meet the minimum closing price condition and, even if we meet this condition, we cannot be sure of the amounts that will be raised by such a call because some or all warrant holders may decide not to exercise their warrants.

Considering our stage of development and the nature of our capital structure, when we are required to raise additional capital in the future, the additional financing may not be available on favorable terms, or at all. If we are successful in raising additional capital, a substantial number of additional shares will be issued and these shares will dilute the ownership interest of our investors.

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

Clinical testing of pharmaceutical products is also a long, expensive and uncertain process and a failure of a clinical trial can occur at any stage. Even if initial results of pre-clinical studies or clinical trial results are promising, we may obtain different results that fail to show the desired levels of safety and efficacy, or we may not obtain FDA approval for a variety of other reasons. The clinical trials of any of our product candidates could be unsuccessful, which would prevent us from obtaining regulatory approval and commercializing the product. FDA approval can be delayed, limited or not granted for many reasons, including, among others:

•	FDA officials may not find a product candidate safe or effective enough to merit either continued testing or final approval;

•	FDA officials may not find that the data from pre-clinical testing and clinical trials justify approval, or they may require additional studies that would make it commercially unattractive to continue pursuit of approval;

•	the FDA may reject our trial data or disagree with our interpretations of either clinical trial data or applicable regulations;

•	the cost of a clinical trial may be greater than what we originally anticipate, and we may decide to not pursue FDA approval for such a trial;

•	the FDA may not approve our manufacturing processes or facilities, or the processes or facilities of our contract manufacturers or raw material suppliers;

•	the FDA may change its formal or informal approval policies, act contrary to previous guidance, or adopt new regulations; or

•	the FDA may approve a product candidate for indications that are narrow or under conditions that place the product at a competitive disadvantage, which may limit our sales and marketing activities or otherwise adversely impact the commercial potential of a product.

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

We intend to market certain of our products, and perhaps have certain of our products manufactured, in foreign countries. The process of obtaining regulatory approvals in foreign countries is subject to delay and failure for many of the same reasons set forth above as well as for reasons that vary from jurisdiction to jurisdiction. The approval procedure varies among countries and jurisdictions and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA.

If we fail to comply with regulatory requirements, regulatory agencies may take action against us, which could significantly harm our business.

Any approved products, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for these products, are subject to continual requirements and review by the FDA and other regulatory bodies. Regulatory authorities subject a marketed product, its manufacturer and the manufacturing facilities to continual review and periodic inspections. We will be subject to ongoing FDA requirements, including required submissions of safety and other post-market information and reports, registration requirements, cGMP regulations, requirements regarding the distribution of samples to physicians and recordkeeping requirements. The cGMP regulations include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. We rely on the compliance by our contract manufacturers with cGMP regulations and other regulatory requirements relating to the manufacture of our products. We are also subject to state laws and registration requirements covering the distribution of our products. Regulatory agencies may change existing requirements or adopt new requirements or policies. We may be slow to adapt or may not be able to adapt to these changes or new requirements.

Later discovery of previously unknown problems with our products, manufacturing processes or failure to comply with regulatory requirements, may result in any of the following:

•	restrictions on our products or manufacturing processes;

•	warning letters;

•	withdrawal of the products from the market;

•	voluntary or mandatory recall;

•	fines;

•	suspension or withdrawal of regulatory approvals;

•	suspension or termination of any of our ongoing clinical trials;

•	refusal to permit the import or export of our products;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	product seizure; and

•	injunctions or the imposition of civil or criminal penalties.

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

We have entered into non-exclusive distribution agreements with MediCult AS, a Denmark-based distributor and MidAtlantic Diagnostics, Inc., a New Jersey-based distributor, to market and sell our Cumulase product. We have entered into an exclusive sales and marketing agreement with Baxter Healthcare Corporation (“Baxter”) to market and sell our Hylenex product candidate in the United States and Puerto Rico. Baxter also has the right to market and sell Hylenex on an exclusive basis in all territories outside of the United States, if and when we seek and receive the applicable regulatory approvals in those territories.

We depend upon the efforts of these third parties to promote and sell our current products, but there can be no assurance that the efforts of these third parties will meet our expectations or result in any significant product sales.

If our sole contract manufacturer is unable to manufacture our products, our product development and commercialization efforts could be delayed or stopped.

We have signed a commercial supply agreement with Avid Bioservices, Inc. (“Avid”), a contract manufacturing organization, to produce bulk recombinant human hyaluronidase for clinical trials and commercial use. Avid will produce the active pharmaceutical ingredient used in each of Cumulase, Hylenex, Chemophase, and Enhanze Technology under cGMP for commercial scale production and will provide support for the chemistry, manufacturing and controls sections for FDA regulatory filings. Avid has only limited experience manufacturing our active pharmaceutical ingredient batches and we rely on its ability to successfully manufacture these batches according to product specifications. In addition, as a result of our Roche Agreement, we are required to scale up our active pharmaceutical ingredient production in order to meet our contractual demands. If Avid does not maintain its status as an FDA-approved manufacturing facility, is unable to successfully scale our active pharmaceutical ingredient production, or is unable to manufacture the active pharmaceutical ingredient used in our products and product candidates for any other reason, the commercialization of our products and the development of our product candidates will be delayed and our business will be adversely affected. We have not established and may not be able to establish arrangements with additional manufacturers for these ingredients or products should the existing supplies become unavailable or in the event that our sole contract manufacturer is unable to adequately perform its responsibilities. Any delays or interruptions in the supply of materials by Avid could cause the delay of clinical trials and could delay or prevent the commercialization of product candidates that may receive regulatory approval. Such delays or interruptions would have a material adverse effect on our business and financial condition.

If we have problems with the third parties that prepare, fill, finish, and package our product candidates for distribution, our product development and commercialization efforts for these candidates could be delayed or stopped.

In the event that any of our product candidates are used in clinical trials or receive the necessary regulatory approval for commercialization, we rely on third parties to prepare, fill, finish, and package the products prior to their distribution. If we are unable to locate third parties to perform these functions on terms that are economically acceptable to us, the progress of clinical trials could be delayed or even suspended and the commercialization of approved product candidates could be delayed or prevented. We currently utilize a third-party to prepare, fill, finish, and package Cumulase. This third party has only limited experience manufacturing Cumulase batches and we rely on its ability to successfully manufacture Cumulase according to product specifications. In addition, one of our distributors, who utilizes our raw material for Cumulase in production of their proprietary product, is experiencing technical challenges integrating our raw material into their proprietary manufacturing process. If our third party manufacturer is unable to successfully manufacture Cumulase, or if our distributor is unable to resolve their technical issues, we may be unable to supply enough Cumulase product to meet demand. In addition, we currently utilize a subsidiary of Baxter Healthcare Corporation (“Baxter”) to prepare, fill, finish, and package Hylenex under a development and supply agreement. Baxter has only limited experience manufacturing Hylenex batches and we rely on its ability to successfully manufacture Hylenex batches according to product specifications. Any delays or interruptions in Baxter’s ability to manufacture Hylenex batches could have a material adverse impact on our business and financial condition.

Developing and marketing pharmaceutical products for human use involves product liability risks, for which we currently have limited insurance coverage.

The testing, marketing and sale of pharmaceutical products involves the risk of product liability claims by consumers and other third parties. Although we maintain product liability insurance coverage, product liability claims can be high in the pharmaceutical industry and our insurance may not sufficiently cover our actual liabilities. If product liability claims were made against us, it is possible that our insurance carriers may deny, or attempt to deny, coverage in certain instances. If a lawsuit against us is successful, then the lack or insufficiency of insurance coverage could affect materially and adversely our business and financial condition. Furthermore, various distributors of pharmaceutical products require minimum product liability insurance coverage before their purchase or acceptance of products for distribution. Failure to satisfy these insurance requirements could impede our ability to achieve broad distribution of our proposed products and the imposition of higher insurance requirements could impose additional costs on us.

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

As a result of our January 2004 private financing transaction, we issued warrants to private investors for the purchase of 10,461,943 shares of common stock at purchase prices ranging from $0.77 to $1.75 per share. Currently, approximately 3.7 million shares of common stock remain issuable upon the exercise of these warrants. As a result of our October 2004 financing transaction, we issued warrants for the purchase of 2,709,542 shares of common stock at a purchase of $2.25 per share. The exercise of these warrants could result in significant dilution to stockholders at the time of exercise which could negatively affect our stock price.

We currently have the ability, from time to time, to offer and sell up to $32.5 million of additional equity or debt securities under a currently effective universal shelf registration statement. Sales of substantial amounts of shares of our common stock or other securities under our universal shelf registration statement could lower the market price of our common stock and impair the Company’s ability to raise capital through the sale of equity securities. In the future, we may issue additional options, warrants or other derivative securities convertible into Halozyme common stock.

Our stock price is subject to significant volatility.

We participate in a highly dynamic industry, which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low stock prices during the twelve months ended February 28, 2007 were $9.70 and $2.15, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this report and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

•	our failure, or the failure of one of our third-party partners, to comply with the terms of our partnerships;

•	general negative conditions in the healthcare industry;

•	general negative conditions in the financial markets;

•	the failure, for any reason, to obtain FDA approval for any of our products;

•	the failure, for any reason, to secure or defend our intellectual property position;

•	for those products that are approved by the FDA, the failure of the FDA to approve such products in a timely manner consistent with the FDA’s historical approval process;

•	the suspension of our Chemophase clinical trial due to safety or patient tolerability issues;

•	our failure, or the failure of our third-party partners, to successfully commercialize products approved by the FDA;

•	our failure, or the failure of our third-party partners, to generate product revenues anticipated by investors;

•	problems with our sole API contract manufacturer or our sole fill and finish manufacturer for Hylenex;

•	the exercise of our right to redeem certain outstanding warrants to purchase our common stock; and

•	the sale of additional debt and/or equity securities by us.

Trading in our stock has historically been limited, so investors may not be able to sell as much stock as they want to at prevailing market prices.

Notwithstanding recent increases to the daily trading volume, our stock has historically traded at a lower daily trading volume. If current trading volumes do not continue and limited trading in our stock returns, it may be difficult for stockholders to sell their shares in the public market at any given time at prevailing prices.

Our decision to redeem outstanding warrants may drive down the market price of our stock.

We may have the ability to redeem certain outstanding warrants, under certain conditions, that may be exercised for approximately 2.3 million shares of common stock. The redemption price for these warrants is $0.01 per share, but the warrant holders have the opportunity to exercise their warrants prior to redemption at the price of $1.75 per share. If we decide to redeem any portion of our outstanding warrants in the future, some selling security holders may choose to sell outstanding shares of common stock in order to finance the exercise of the warrants prior to their redemption. This pattern of selling may result in a reduction of our common stock’s market price.

Risks Related To Our Industry

Compliance with the extensive government regulations to which we are subject is expensive and time consuming, and may result in the delay or cancellation of product sales, introductions or modifications.

Extensive industry regulation has had, and will continue to have, a significant impact on our business. All pharmaceutical companies, including Halozyme, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the FDA and, to a lesser extent, the U.S. Drug Enforcement Administration (“DEA”) and foreign and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packaging, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. Under certain of these regulations, Halozyme and its contract suppliers and manufacturers are subject to periodic inspection of its or their respective facilities, procedures and operations and/or the testing of products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that Halozyme and its contract suppliers and manufacturers are in compliance with all applicable regulations. The FDA also conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems, or our contract suppliers’ and manufacturers’ processes, are in compliance with cGMP and other FDA regulations. If we, or our contract supplier, fail these inspections, we may not be able to commercialize our product in a timely manner without incurring significant additional costs, or at all.

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

We currently own or license several U.S. patents and also have pending patent applications. There can be no assurance that our existing patents, or any patents issued to us as a result of our pending patent applications, will provide a basis for commercially viable products, will provide us with any competitive advantages, or will not face third-party challenges or be the subject of further proceedings limiting their scope or enforceability. Such limitations in our patent portfolio could have a material adverse effect on our business and financial condition. In addition, if any of our pending patent applications do not result in issued patents, this could have a material adverse effect on our business and financial condition.

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

In order to augment our product pipeline or otherwise strengthen our business, we may decide to acquire additional businesses, products and technologies. As we have limited experience in evaluating and completing acquisitions, our ability as an organization to make such acquisitions is unproven. Acquisitions could require significant capital infusions and could involve many risks, including, but not limited to, the following:

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.	Properties.

Our administrative offices and research facilities are currently located in San Diego, California. We lease an aggregate of approximately 18,400 square feet of office and research space for approximately $34,000 per month. We have two separate leases for our facilities, which expire in December 2007. We believe the space is adequate for our immediate needs, but additional space will likely be required soon and may be more costly as we expand our research and development activities. We do not foresee any significant difficulties in obtaining any required additional facilities.

Item 3.	Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Any of these claims could subject us to costly litigation and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our results of operations and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders during the fourth quarter of fiscal 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since November 1, 2004, our common stock has traded under the symbol “HTI” on The American Stock Exchange (the “AMEX”). The following table sets forth the high and low sales prices per share of our common stock during each quarter of the two most recent fiscal years:

Fiscal Year 2006	High	Low

First Quarter	$3.71	$1.79
Second Quarter	$3.59	$2.20
Third Quarter	$2.74	$2.15
Fourth Quarter	$8.70	$2.46

Fiscal Year 2005	High	Low

First Quarter	$2.24	$1.50
Second Quarter	$2.10	$1.60
Third Quarter	$2.22	$1.60
Fourth Quarter	$2.36	$1.70

On February 28, 2007, the closing sales price of our common stock was $8.29 per share. As of February 28, 2007, we had approximately 3,000 stockholders of record. We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.

The graph below matches the cumulative 33-month total return of holders of our common stock with the cumulative total returns of the AMEX Composite index and the AMEX Biotechnology index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on March 12, 2004 and tracks it through December 31, 2006.

*	$100 invested on 3/12/04 in stock or on 2/28/04 in index-including reinvestment of dividends. Fiscal year ending December 31.

	3/12/04	3/04	6/04	9/04	12/04	3/05	6/05	9/05	12/05	3/06	6/06	9/06	12/06
Halozyme Therapeutics Inc	100	105	77	54	53	40	44	51	44	83	65	64	194
AMEX Composite	100	101	98	101	115	118	125	143	142	159	156	155	169
AMEX Biotechnology	100	96	98	97	103	95	111	130	136	133	125	130	130

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

During October, November, and December, holders of various outstanding warrants exercised their rights to purchase 892,711 common shares for gross proceeds of approximately $979,064. The shares and underlying warrants were purchased for investment in a private placement exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Item 6.	Selected Financial Data.

The selected consolidated financial data set forth below at December 31, 2006 and 2005, and for the fiscal years ended December 31, 2006, 2005 and 2004, are derived from our audited consolidated financial statements included elsewhere in this report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below at December 31, 2004, 2003 and 2002, and for the years ended December 31, 2003 and 2002, are derived from our audited consolidated financial statements that are contained in reports previously filed with the SEC, not included herein.

Summary Financial Information

	Years Ended December 31,
Statement of operations data:	2006	2005	2004	2003	2002

Total revenues	$981,746	$127,209	$—	$—	$—
Net loss	$(14,751,986)	$(13,275,373)	$(9,091,376)	$(2,115,025)	$(1,134,765)
Net loss per share, basic and diluted	$(0.24)	$(0.26)	$(0.26)	$(0.31)	$(0.25)
Shares used in computing net loss per share, basic and diluted	62,610,265	50,317,021	35,411,127	6,826,109	4,599,591
Cash dividends declared per share	$—	$—	$—	$—	$—

	December 31,
Balance sheet data:	2006	2005	2004	2003	2002

Working capital	$41,343,010	$17,802,804	$14,566,209	$230,140	$(521,230)
Total assets	$46,091,320	$20,510,255	$16,403,671	$647,247	$230,580
Deferred revenues	$19,981,537	$254,138	$—	$—	$—
Total liabilities	$23,010,085	$2,303,368	$1,579,413	$273,440	$610,140
Stockholders’ (deficit) equity	$23,081,235	$18,206,887	$14,824,258	$373,807	$(379,560)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Currently, we have only limited revenue from Cumulase product sales and the sale of the active pharmaceutical ingredient (“API”) for Hylenex. All of our potential products, with the exception of Cumulase and Hylenex, are either in the research, pre-clinical, or clinical stage. It may be years, if ever, before we are able to obtain the regulatory approvals necessary to generate meaningful revenue from the sale of these product candidates. In addition, we have only generated minimal revenue from our biopharmaceutical operations and we have had operating and net losses each year since inception, with an accumulated deficit of $41,099,240 as of December 31, 2006.

Recent Highlights

In December 2006, we entered into a license and collaboration agreement with Roche for Enhanze Technology. Under the terms of the agreement, Roche will obtain a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20, our proprietary recombinant human hyaluronidase, and up to thirteen Roche target compounds resulting from the collaboration. Roche paid us $20 million as an initial upfront payment for the application of rHuPH20 to three pre-defined Roche biologic targets. Pending the successful completion of a series of clinical, regulatory, and sales events, Roche may pay us further milestones which could potentially reach a value of up to $111 million. In addition, Roche may pay us royalties on product sales for these first three targets. Over the next ten years, Roche will also have the option to exclusively develop and commercialize rHuPH20 with an additional ten targets to be identified by Roche, provided that Roche will be obligated to pay continuing exclusivity maintenance fees to us in order to maintain its exclusive development rights for these targets. For each of the additional ten targets, Roche may pay us further upfront and milestone payments of up to $47 million per target as well as royalties on potential product sales for each of these additional ten targets. Additionally, Roche will obtain access to our expertise in developing and applying rHuPH20 to Roche targets. In addition, on December 5, 2006, an affiliate of Roche purchased 3,385,000 shares of common stock for an aggregate of approximately $11.1 million, or $3.27 per share, which represents a 25% premium to the average closing price of our common stock over the 90 days immediately preceding the purchase date.

In February 2007, we amended certain agreements with Baxter for Hylenex and entered into a new agreement for kits and co-formulations with rHuPH20. Under the terms of these agreements, Baxter paid us an initial upfront payment of $10 million and, pending the successful completion of a series of regulatory and sales events, Baxter may make milestone payments which could potentially reach a value of up to $25 million. In addition, Baxter will pay royalties on the sales of products covered under the agreements. Baxter prepaid $1 million of these royalties in connection with the execution of the agreements and Baxter will be obligated to prepay $9 million of additional royalties on or prior to January 1, 2009. Baxter will also now assume all development, manufacturing, clinical, regulatory, sales and marketing costs of the products covered by the agreements. We will continue to supply Baxter with the active pharmaceutical ingredient, and Baxter will fill and finish Hylenex and hold it for subsequent distribution. Baxter will obtain a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20, our proprietary recombinant human hyaluronidase, with Baxter hydration fluids and generic small molecule drugs (with the exception of combinations with (i) bisphosphonates, as well as (ii) cytostatic and cytotoxic chemotherapeutic agents, the rights to which have been retained by us). Additionally, Baxter will pay royalties on the sales, if any, of the products that result from the collaboration. In addition, on February 13, 2007, an affiliate of Baxter purchased 2,070,394 shares of Halozyme’s common stock for an aggregate of $20 million, or $9.66 per share, which represents a 25% premium to the average closing price of our common stock over the 30 days immediately preceding the purchase date.

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

Revenues

Product revenue will depend on our ability to develop, manufacture, obtain regulatory approvals for and successfully commercialize our product candidates. We received a CE (European Conformity) Mark for Cumulase in December 2004, which allows the Company to market Cumulase in the European Union. In addition, we received FDA clearance for Cumulase in April 2005, which allows the Company to market Cumulase in the United States. In June 2005, Cumulase was launched in the European Union and United States. In December 2005, we received FDA approval for Hylenex.

Revenues from collaborative and licensing agreements are recognized based on the performance requirements of the agreement. Revenue is deferred for fees received before earned. Nonrefundable upfront fees, where we have an ongoing involvement or performance obligation, are recorded as deferred revenue and recognized as revenue over the contract or development period. In December 2006, we entered into the Roche Agreement which consists of non-refundable upfront license fees, reimbursements of research and development services and various performance or sales milestones and future product royalty payments. Due to our ongoing involvement obligation, we recorded the nonrefundable upfront license fee received under the Roche Agreement as deferred revenue when received in December 2006 and will be recognized over the term of the contract.

Costs and Expenses

Cost of Sales.  Cost of sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight associated with the sales of Cumulase, and the API for Hylenex.

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

Since our inception through December 31, 2006, we have incurred research and development costs of $28.3 million. From January 1, 2002 through December 31, 2006, approximately 58% of our research and development costs were associated with the research and development of our recombinant human PH20 enzyme used in our Cumulase and Hylenex products and approximately 18% of our research and development costs were associated with the development of our Chemophase product candidate. Due to the uncertainty in obtaining FDA approval, our reliance on third parties, and competitive pressures, we are unable to estimate with any certainty the additional costs we will incur in the continued development of our Hylenex product and our Chemophase product candidate for commercialization. However, we expect our research and development costs to increase substantially if we are able to advance our product candidates into later stages of clinical development.

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

Interest and Other Income, Net.  Interest and other income, net consists primarily of interest income earned on our cash and cash equivalents. We anticipate increases in other income due to increases in our cash and cash equivalents.

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

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.

Product Sales

Cumulase revenue is recognized when the transfer of ownership occurs, upon shipment to the distributor. Accounts receivable is recorded net of an allowance for doubtful accounts. Currently, the allowance for doubtful accounts is zero as the collectibility of accounts receivable is reasonably assured. We are not obligated to accept returns for products. Thus, no allowance for product returns has been established.

Under the terms of our Baxter agreement, we will supply Baxter the active pharmaceutical ingredient for Hylenex at our cost and Baxter will fill and finish Hylenex and hold it for subsequent distribution. During the years ended December 31, 2006 and 2005, we transferred $137,000 and $254,000, respectively, of the active pharmaceutical ingredient for Hylenex to Baxter for filling and finishing. Because of our continued involvement in the development and production process of Hylenex under the terms of the Supply Agreement, the earnings process is not considered to be complete. Accordingly, we defer revenue and the related product costs resulting from transfers of the active pharmaceutical ingredient for Hylenex to Baxter until the product is ultimately sold to customers, or otherwise disposed.

Revenues under Collaborative Agreements

Revenues from collaborative and licensing agreements are recognized based on the performance requirements of the agreement. Revenue is deferred for fees received before earned. Nonrefundable upfront fees, where we have an ongoing involvement or performance obligation, are recorded as deferred revenue and recognized as revenue over the contract or development period. In December 2006, we entered into the Roche Agreement which consists of non-refundable upfront license fees, reimbursements of research and development services and various performance or sales milestones and future product royalty payments. Due to our ongoing involvement obligation, we recorded the nonrefundable upfront license fee received under the Roche Agreement as deferred revenue when received in December 2006 and will be recognized over the term of the contract.

Reimbursements of research and development services are recognized as revenues during the period in which the services are performed. Payments related to substantive, performance-based milestones in a collaborative agreement are recognized as revenue upon the achievement of the milestones as specified in the underlying agreements when they represent the culmination of the earnings process. Royalty revenue from licensed products will be recognized when earned in accordance with the terms of the license agreements.

Cost of Sales

Cost of sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight associated with the sales of Cumulase, and the API for Hylenex.

Share-based compensation expense

We grant options to purchase our common stock to our employees, directors and consultants under our stock option plans. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123, Share-Based Payment (“SFAS 123(R)”). Effective January 1, 2006, we adopted SFAS 123(R), including the provisions of the SEC’s Staff Accounting Bulletin No. 107 (“SAB 107”) and use the fair value method to account for share-based payments with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Total compensation cost for our share-based payments recognized for the year ended December 31, 2006 was $1.3 million. Selling, general and administrative expense and research and development expense for the year ended December 31, 2006 included share-based compensation of $850,000 and $425,000, respectively. As of December 31, 2006, $2.2 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 1.9 years.

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

In addition, we have several contracts that extend across multiple reporting periods, including our largest contract representing a $242,000 clinical trial. We recognize expenses as the services are provided pursuant to management’s assessment of the progress that has been made to date. Such contracts require an assessment of the work that has been completed during the period, including measurement of progress, analysis of data that justifies the progress and management’s judgment. Based on Company experience and management’s intimate involvement with these outsourced contracts, it is reasonably likely that we may experience a 3% variance in our estimate of the work completed. A 3% variance in our estimate of the work completed in our largest contract could increase or decrease our operating expenses by $7,000, which would not represent a material change to historically reported results of operations.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Please see our audited financial statements and notes thereto included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2006, which contain accounting policies and other disclosures required by U.S. GAAP.

Results of Operations — Comparison of Years Ended December 31, 2006 and 2005

Revenues — Product sales were $671,000 for the year ended December 31, 2006 compared to $127,000 for the year ended December 31, 2005, an increase of $544,000, or 428%. Cumulase product sales were $342,000 and $127,000 and sales of the API for Hylenex were $329,000 and $0 for the years ended December 31, 2006 and 2005, respectively.

Revenues under collaborative agreements increased by $311,000 for the year ended December 31, 2006 from $0 for the year ended December 31, 2005. Revenues under collaborative agreements primarily consist of the amortization of the upfront fee from Roche and research and development payments from Baxter.

Cost of Sales — Cost of sales were $437,000 for the year ended December 31, 2006 compared to $52,000 for the year ended December 31, 2005, an increase of $385,000, or 740%. This increase was due to the increase in product sales for Cumulase and the API for Hylenex.

Research and Development — Research and development expenses were $9.2 million for the year ended December 31, 2006 compared to $10.2 million for the year ended December 31, 2005. Our research and development expenses consisted primarily of costs associated with the development and manufacturing of our product candidates, compensation and other expenses for research and development personnel, supplies and materials, costs for consultants and related contract research, facility costs, amortization and depreciation. Research and development expenses decreased by $1.0 million, primarily due to decreased contract manufacturing, analytical, and stability costs related to the development and production of our rHuPH20 enzyme of $1.5 million and decreased contract research studies of $1.6 million, primarily due to a Chemophase toxicology study of $1.0 million performed in 2005, and decreased consulting fees of $200,000, partially offset by higher clinical trial costs of $1.0 million, increased compensation costs of $650,000 and share-based compensation costs of $425,000. We expect research and development costs to increase in future periods as we increase our research efforts, expand our clinical trials, and continue to develop and manufacture our product candidates.

Selling, General and Administrative — Selling, general and administrative expenses were $6.9 million for the year ended December 31, 2006 compared to $3.4 million for the year ended December 31, 2005. Selling, general and administrative expenses increased by $3.5 million primarily related to increased compensation costs of $558,000, share-based compensation expenses of $850,000, increased recruiting costs of $251,000, increased professional fees of $900,000 mainly associated with increased legal services related to collaborative agreements and increased audit and consulting fees related to internal controls documentation and testing under the Sarbanes-Oxley Act of 2002. In addition, marketing costs increased $800,000 due primarily to our share of Hylenex pre-launch marketing expenses. As a result of our recently amended agreements with Baxter, we do not anticipate to incur any additional Hylenex marketing expenses.

Share-Based Compensation — Through 2005, we accounted for our stock plans using the intrinsic value method and recorded no stock based compensation for options granted to employees. Effective at the beginning of 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” and elected to adopt the modified prospective application method. SFAS No. 123(R) requires us to use a fair-valued based method to account for share-based compensation. Accordingly, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employees’ requisite service period. Total compensation cost for our share-based payments for the year ended December 31, 2006 was $1.3 million. Selling, general and administrative expense and research and development expense for the year ended December 31, 2006 include share-based compensation of $850,000 and $425,000, respectively. As of December 31, 2006, $2.2 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 1.9 years. See Note 2, “Significant Accounting Policies — Change in Accounting Method for Share-Based Compensation” in the Notes to Consolidated Financial Statements for further discussion.

Interest and Other Income and Expense — Interest and other income was $831,000 for the year ended December 31, 2006 compared to $286,000 for the year ended December 31, 2005. The increase in other income was due to higher interest income as a result of maintaining higher average cash balances during 2006. We anticipate increases in other income due to increases in our cash and cash equivalents.

Net Loss — Net loss for the year ended December 31, 2006 was $14.8 million, or $0.24 per common share, compared to $13.3 million, or $0.26 per common share for the year ended December 31, 2005. The increase in net loss was due to an increase in operating expenses.

Comparison of Years Ended December 31, 2005 and 2004

Revenues — Product sales were $127,000 for the year ended December 31, 2005 and consisted of sales of Cumulase, which we launched in June 2005, compared to $0 for the year ended December 31, 2004.

Cost of Sales — Cost of sales were $52,000 for the year ended December 31, 2005, compared to $0 for the year ended December 31, 2004.

Research and Development — Research and development expenses were $10.2 million for the year ended December 31, 2005 compared to $6.5 million for the year ended December 31, 2004. Research and development expenses increased by $3.7 million primarily due to increased contract manufacturing, analytical, and stability costs related to the completion of Cumulase 510(k) requirements, the completion of Hylenex chemistry manufacturing and controls work and the completion of Chemophase toxicology work totaling approximately $1.0 million, the hiring of additional research and development personnel resulting in increased compensation costs of $1.6 million, increased clinical trial costs of $300,000 and increased license fee payments of $300,000.

Selling, General and Administrative — General and administrative expenses were $3.4 million for the year ended December 31, 2005 compared to $2.6 million for the year ended December 31, 2004. General and administrative expenses increased by $800,000 due to the hiring of additional administrative personnel and increased legal fees.

Interest and Other Income and Expense — Interest and other income was $286,000 for the year ended December 31, 2005 compared to other expense of $4,000 for the year ended December 31, 2004. The increase in other income was due to higher interest income as a result of maintaining higher average cash balances during 2005.

Net Loss — Net loss for the year ended December 31, 2005 was $13.3 million, or $0.26 per common share, compared to $9.1 million, or $0.26 per common share for the year ended December 31, 2004. The increase in net loss was due to an increase in operating expenses, reflecting our increased research and development efforts and additional personnel costs.

Liquidity and Capital Resources

As of December 31, 2006, cash and cash equivalents were $44.2 million versus $19.1 million as of December 31, 2005, an increase of $25.1 million. This increase resulted primarily from the $20.0 million initial up front payment received from Roche, $11.0 million in net proceeds from the sale of common stock to Roche, and net proceeds from the exercise of warrants and stock options of $7.3 million during the year ended December 31, 2006, offset by our net cash used in operations and for the purchase of property and equipment for the year ended December 31, 2006.

Operating activities

Net cash provided by operations was $7.1 million during the year ended December 31, 2006 compared to $13.0 million of cash used in operations during the year ended December 31, 2005. This change was due to the $20.0 million initial up front payment received from Roche in 2006 of which $19.9 million was recorded as deferred revenue.

Net cash used in operations was $13.0 million during the year ended December 31, 2005 compared to $7.7 million of cash used in operations during the year ended December 31, 2004. This increase was due to an increase in our research and development efforts and additional personnel.

Investing activities

Net cash used in investing activities was $365,000 during the year ended December 31, 2006 compared to $351,000 during the year ended December 31, 2005. This was due to the increased purchase of property and equipment during 2006.

Net cash used in investing activities was $351,000 during the year ended December 31, 2005 compared to $228,000 during the year ended December 31, 2004. This was due to the increased purchase of property and equipment during 2005.

Financing activities

Net cash provided by financing activities was $18.3 million during the year ended December 31, 2006 versus $16.5 million during the year ended December 31, 2005. In December 2006, we sold common stock for approximately $11.0 million, net of issuance costs. Additionally, we received approximately $7.3 million in net proceeds from warrant and stock option exercises during the year ended December 31, 2006.

Net cash provided by financing activities was $16.5 million during the year ended December 31, 2005 versus $23.4 million during the year ended December 31, 2004. In December 2005, we received proceeds from the sale of common stock for $16.0 million, net of issuance costs. Additionally, we received $450,000 in proceeds from warrant and stock option exercises during the year ended December 31, 2005. In January 2004, we sold common stock and warrants to purchase common stock for $7.8 million, net of issuance costs. In October 2004, we sold common stock and warrants to purchase common stock for $12.7 million, net of issuance costs. Additionally, we received $2.9 million in proceeds from warrant exercises during the year ended December 31, 2004.

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

We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months. Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds from our recent Roche and Baxter collaborations. We may finance future cash needs through the sale of other equity securities, the exercise of our callable warrants, strategic collaboration agreements, debt financing, or any combination of the foregoing. On June 10, 2005, we filed a shelf registration statement on Form S-3 (Registration No. 333-125731), which was declared effective on June 17, 2005, which will permit us, from time to time, to offer and sell up to $50 million of equity or debt securities. We currently have the ability to issue debt and equity securities for an aggregate of $32.5 million under our shelf registration statement. We cannot be certain that our existing cash and cash equivalents will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs or delay the launch of our product candidates. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Off-Balance Sheet Arrangements — As of December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Contractual Obligations — As of December 31, 2006, future minimum payments due under our contractual obligations are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating leases	$410,000	$410,000	$—	$—	$—
License payments	$2,750,000	$300,000	$600,000	$600,000	$1,250,000
Purchase obligations	$303,000	$303,000	$—	$—	$—

Total	$3,463,000	$1,013,000	$600,000	$600,000	$1,250,000

As of December 31, 2006, we had no long-term debt or capital lease obligations.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors may include, but are not limited to, the following:

•	the rate of progress and cost of research and development activities;

•	the number and scope of our research activities;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	our ability to establish and maintain product discovery and development collaborations;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish; and

•	the extent to which we acquire or in-license new products, technologies or businesses.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies — Recent Accounting Pronouncements,” in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2006, we did not have any holdings of derivative financial or commodity instruments, or any foreign currency denominated transactions, and all of our cash and cash equivalents were in money market funds and other highly liquid investments.

Item 8.	Financial Statements and Supplementary Data.

Our financial statements are annexed to this report beginning on page F-1.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm that audited the consolidated financial statements that are included in this Annual Report on Form 10-K has issued an audit report on our internal control over financial reporting and on our assessment of our internal control over financial reporting. The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Halozyme Therapeutics, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Halozyme Therapeutics, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Halozyme Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Halozyme Therapeutics, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Halozyme Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Halozyme Therapeutics, Inc. as of December 31, 2006, and the related consolidated statements of operations, cash flows and stockholders’ equity for the year then ended of Halozyme Therapeutics, Inc. and our report dated March 5, 2007 expressed an unqualified opinion thereon.

/s/
Ernst & Young LLP

San Diego, California
March 5, 2007

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2007 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information under the caption “Compliance with Section 16(a) of the Exchange Act” contained in the Proxy Statement. The information required by this item regarding our code of ethics is incorporated by reference to the information under the caption “Code of Ethics” contained in our Proxy Statement.

Executive Officers

Jonathan E. Lim, M.D. (35), President, Chief Executive Officer and Director. Dr. Lim joined Halozyme in 2003. From 2001 to 2003, Dr. Lim was a management consultant at McKinsey & Company, where he specialized in the health care industry, serving a wide range of start-ups to Fortune 500 companies in the biopharmaceutical, medical products, and payor/provider segments. From 1999 to 2001, Dr. Lim was a recipient of a National Institutes of Health Postdoctoral Fellowship, during which time he conducted clinical outcomes research at Harvard Medical School. He has published articles in peer-reviewed medical journals such as the Annals of Surgery and the Journal of Refractive Surgery. Dr. Lim’s prior experience also includes two years of clinical training in general surgery at the New York Hospital-Cornell Medical Center and Memorial Sloan-Kettering Cancer Center; Founder and President of a health care technology start-up; Founding Editor-in-Chief of the McGill Journal of Medicine; and basic science and clinical research at the Salk Institute for Biological Studies and Massachusetts Eye and Ear Infirmary. Dr. Lim is currently a California — licensed physician and volunteer surgeon in his spare time. He was a member of the strategic planning committee of the American Medical Association from 2002 to 2005. Dr. Lim earned his BS, with honors, and MS degrees in molecular biology from Stanford University, his MD degree from McGill University, and his MPH degree in health care management from Harvard University.

Gregory I. Frost, Ph.D. (35), Vice President & Chief Scientific Officer and Director. Dr. Frost co-founded Halozyme in 1999 and has spent more than twelve years researching the hyaluronidase family of enzymes. From 1998 to 1999, he was a Senior Research Scientist at the Sidney Kimmel Cancer Center (SKCC), where he focused much of his work developing the hyaluronidase technology. Prior to SKCC, his research in the Department of Pathology at the University of California, San Francisco, led directly to the purification, cloning, and characterization of the human hyaluronidase gene family, and the discovery of several metabolic disorders. He has authored multiple scientific peer-reviewed and invited articles in the Hyaluronidase field and is an inventor on several key patents. Dr. Frost’s prior experience includes serving as a scientific consultant to a number of biopharmaceutical companies, including Q-Med (SE), Biophausia AB (SE), and Active Biotech (SE). Dr. Frost is registered to practice before the US Patent Trademark Office, and earned his BA in biochemistry and molecular biology from the University of California, Santa Cruz, and his Ph.D. in the department of Pathology at the University of California, San Francisco, where he was an ARCS-Scholar.

David A. Ramsay, MBA (42), Vice President & Chief Financial Officer. Mr. Ramsay joined Halozyme in 2003 and has 20 years of corporate financial experience spanning several industries. From 2000 to 2003, he was Vice President, Chief Financial Officer of Lathian Systems, a provider of technology-based sales solutions for the life sciences industry. Prior to Lathian, Mr. Ramsay was the Vice President, Treasurer of ICN Pharmaceuticals, now called Valeant Pharmaceuticals International, a multinational, specialty pharmaceutical company. Mr. Ramsay joined ICN in 1998 from ARCO, where he spent four years in various financial roles, most recently serving as Manager of Financial Planning & Analysis for the company’s 1,700-station West Coast Retail Marketing Network. Prior to ARCO, he served as Vice President, Controller for Security Pacific Asian Bank, a subsidiary of Security Pacific Corporation. He began his career as an Auditor at Deloitte & Touche, where he obtained his CPA license.

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

Richard C. Yocum, M.D. (51), Vice President of Clinical Development and Medical Affairs. Dr. Yocum has over 23 years of professional experience in clinical drug development, project team management, clinical research trial design and implementation, and the practice of general internal medicine. His experience spans all phases of clinical development, including IND submissions; Phase I, II, III, and IV trials; multinational clinical trials; NDA, NDS and MAA preparation and submissions, including proven successes with multiple NDA and MAA approvals and new product launches; FDA advisory panel meetings and CHMP Oral Hearing; and lifecycle management. Dr. Yocum’s broad-based training and experience in Internal Medicine has enabled him to successfully lead drug development efforts in multiple therapeutic areas, including oncology, dermatology, cardiovascular, immunology, endocrinology, and gastroenterology. Prior to Halozyme, from May 2002 to March 2005, Dr. Yocum was Vice President of Clinical Development and Medical Affairs at Chugai Pharma USA, LLC (CPUSA), a member of the Chugai-Roche group. From 1995 to 2002, Dr. Yocum was responsible for the clinical development of several retinoid-based drugs for the treatment of various cancers and benign dermatological diseases at Ligand Pharmaceuticals, where he was involved in the approval of seven of seven new drug registration dossiers, and served most recently as Executive Medical Director of Clinical Development. From 1993 to 1995, Dr. Yocum was employed in the Clinical Research department at Gensia. Dr. Yocum is board-certified in general internal medicine, and maintained a clinical practice for nine years before transitioning to the pharmaceutical industry. He received his AB in Chemistry from Dartmouth College, his M.D. from Johns Hopkins University, and completed his medical residency at the University of California, San Diego.

Don A. Kennard (60), Vice President of Regulatory Affairs & Quality Assurance. Mr. Kennard joined Halozyme in 2004 and brings to Halozyme nearly 30 years of professional senior management experience in the fields of regulatory affairs (RA), clinical programs, and quality assurance (QA). He has worked directly with the U.S. Food and Drug Administration (FDA), as well as regulatory authorities of various foreign ministries of health, to secure registration, authorize commercialization, and successfully implement quality programs, for a broad range and extensive number of product approvals across pharmaceuticals, biologics, medical devices, and diagnostics. Prior to Halozyme, Mr. Kennard was Vice President of Worldwide RA/QA at Quidel, Inc., a manufacturer of diagnostic products, where he led the RA/QA and Clinical functions, while also establishing a Quality System CE marking program that enabled Quidel to expand and sustain sales in the European Union. From 1991 to 2001, he was Vice President of RA/QA/R&D for Nobel Biocare, Inc. and Steri-Oss (acquired by Nobel Biocare), where he directed all regulatory affairs, quality assurance, clinical trials, and R&D activities. From 1981 to 1991, Mr. Kennard was Director of RA/QA at Allergan, Inc., where he directed regulatory affairs, quality assurance and quality control in the development and manufacture of prescription and OTC ophthalmic and dermatological drugs, injectable drugs, biotechnology products, and ophthalmic products. Prior to Allergan, he was Director of Quality Control at B. Braun. Mr. Kennard holds a BS degree in Microbiology.

Robert L. Little (57), Vice President & Chief Commercial Officer. Mr. Little joined Halozyme in 2006 and brings to Halozyme over 30 years of general management, commercial operations, and finance experience in the pharmaceutical industry. From 2003 to 2006, Mr. Little was Senior Vice President, Commercial Operations at Neurocrine Biosciences, where he was responsible for building and managing the Company’s sales and marketing functions. During his tenure, Mr. Little put in place a fully integrated commercial organization, including a marketing team, a 200 person CNS sales force, and full logistical and infrastructure support, in order to initially co-detail Zoloft with Pfizer, and to later launch Indiplon. From 1985 to 2003, Mr. Little was at Pharmacia, Inc. where his most recent position was Group Vice President, Diversified Products. His responsibilities included managing Pharmacia’s Diversified Products business, as well as forming a new global business unit merging pricing, reimbursement, and health outcomes groups to focus on current industry issues, pricing, and drug values. From 1999 to 2001, Mr. Little was Group Vice President, Specialty Products and worldwide head of a $2.5 billion, global specialty products business (Ophthalmology, Endocrinology, Neurology, and others). Mr. Little previously held a number of positions within Pharmacia, including President and Managing Director of Pharmacia in Milan, Italy, President of Pharmacia & UpJohn in Canada, and President of Pharmacia, Inc. in Canada. Prior to joining

Pharmacia, he held positions at Adria Laboratories and Miles Laboratories/Bayer A.G. in the U.K., Italy, and the United States. Mr. Little earned his degree in economics and finance from the West London Business School, Ealing Technical College.

William Fallon (50), Vice President, Manufacturing & Operations. Mr. Fallon joined Halozyme in 2006. He was previously President and Chief Executive Officer and a member of the board of directors of Cytovance Biologics, a contract manufacturing organization that provides manufacturing and development services to the biotechnology industry. At Cytovance, Mr. Fallon oversaw the design, construction, and validation of a state-of-the-art, greenfield cGMP manufacturing facility. From 2001 to 2003, he was Vice President of Technical Operations at Genzyme Corporation, having held the same position at Novazyme Pharmaceuticals, Inc. prior to its $138 million acquisition by Genzyme in 2001. He joined Novazyme and Genzyme from Transkaryotic Therapies, where he was VP of Manufacturing from 1998 to 2001. From 1993 through 1998, he was employed in several management positions for the Ares-Serono Group, culminating in the position of Vice President, US Manufacturing Operations. In this role, he served as general manager, overseeing the production and distribution of all of Serono’s approved biotechnology products. From 1990 to 1992, he was Director of Manufacturing for Centocor, Inc. His prior experience also includes various management and operational roles at Invitron Corporation and Travenol-Genentech Diagnostics. Mr. Fallon earned a B.S. degree in Marine Science and a B.A. degree in Biology from Long Island University and an M.S. degree in Biology from Northeastern University.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to the information under the caption “Executive Compensation” contained in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” contained in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the information under the caption “Principal Accounting Fees and Services” contained in the Proxy Statement.

PART IV

Item 15.	Exhibits.

The following documents are filed as part of this Annual Report:

(a) Financial Statements and Schedules:

(b) Exhibits:

3.1		Amended and Restated Articles of Incorporation, as filed with the Nevada Secretary of State on May 4, 2006(1)
3.2		Certificate of Designation, Preferences and Rights of the terms of the Series A Preferred Stock(1)
3.3		Bylaws as Amended(2)
4.1		Rights Agreement between Corporate Stock Transfer, as rights agent, and Registrant, dated May 4, 2006(1)
10.1		License Agreement between University of Connecticut and Registrant, dated November 15, 2002(3)
10	.2*	Agreement for Services between Avid Bioservices, Inc. and Registrant, dated November 19, 2003(3)
10	.3*	Distribution Agreement between MidAtlantic Diagnostics, Inc. and Registrant, dated January 30, 2004(3)
10	.4*	Distribution Agreement between MediCult AS and Registrant, dated February 9, 2004(3)
10.5		2004 Stock Plan and Form of Option Agreement thereunder(4)
10.6		Form of Indemnity Agreement for Directors and Executive Officers(4)
10	.7*	Exclusive Distribution Agreement between Baxter Healthcare and Registrant, dated August 13, 2004(5)
10.8		Form of Callable Stock Purchase Warrant(4)
10.9		Form of Common Stock Purchase Warrant(6)
10.10		DeliaTroph Pharmaceuticals, Inc. 2001 Amended and Restated Stock Plan and form of Stock Option Agreements for options assumed thereunder(7)
10.11		Nonstatutory Stock Option Agreement With Andrew Kim(7)
10	.12*	Commercial Supply Agreement with Avid Bioservices, Inc. and Registrant, dated February 16, 2005(8)
10	.13*	Development and Supply Agreement with Baxter Healthcare Corporation and Registrant, dated March 24, 2005(9)
10	.14*	First Amendment to the Exclusive Distribution Agreement between Baxter Healthcare Corporation and Registrant, dated March 24, 2005(9)
10.15		Halozyme Therapeutics, Inc. 2005 Outside Directors’ Stock Plan(10)
10	.16*	Second Amendment to the Exclusive Distribution Agreement between Baxter Healthcare Corporation and Registrant, dated December 8, 2005(11)
10.17		Placement Agent Agreement, dated as of December 12, 2005 between Registrant, SG Cowen & Co., LLC, Rodman & Renshaw, LLC and Roth Capital Partners, LLC(12)

10.18		Placement Agent Agreement, dated as of December 13, 2005 between Registrant, SG Cowen & Co., LLC, Rodman & Renshaw, LLC and Roth Capital Partners, LLC(13)
10.19		First Amendment to the License Agreement between University of Connecticut and Registrant, dated January 9, 2006(14)
10.20		Halozyme Therapeutics, Inc. 2006 Stock Plan(16)
10.21		First Amendment to Standard Industrial Net Lease between Registrant and Sorrento Square, dated as of July 1, 2006(17)
10.22		Second Amendment to Standard Industrial Net Lease between Registrant and Sorrento Square, dated as of July 1, 2006(17)
10.23		Form of Stock Option Agreement (2005 Outside Directors’ Stock Plan)(18)
10.24		Form of Restricted Stock Agreement (2005 Outside Directors’ Stock Plan)(18)
10.25		Form of Stock Option Agreement (2006 Stock Plan)(18)
10.26		Form of Restricted Stock Agreement (2006 Stock Plan)(18)
10	.27*	License and Collaboration Agreement between F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and Registrant dated December 5, 2006(19)
10.28		Stock Purchase Agreement between Roche Finance Ltd and Registrant, dated December 5, 2006(19)
10	.29*	First Amendment to the Commercial Supply Agreement between Avid Bioservices, Inc. and Registrant, dated December 15, 2006 (20)
10	.30*	Amended and Restated Exclusive Distribution Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 14, 2007(21)
10	.31*	Amended and Restated Development and Supply Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 14, 2007(21)
10	.32*	License and Collaboration Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 14, 2007(21)
10.33		Stock Purchase Agreement between Baxter International, Inc. and Registrant, dated February 14, 2007(21)
21.1		Subsidiaries of Registrant(15)
23.1		Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP
23.2		Consent of Independent Registered Public Accounting Firm — Cacciamatta Accountancy Corporation
31.1		Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 8, 2006.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 14, 2004, and Exhibit 99.2 of Registrant’s Current Report on Form 8-K, filed July 6, 2005.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Commission on April 23, 2004.

(4)	Incorporated by reference to the Registrant’s amendment number two to the Registration Statement on Form SB-2 filed with the Commission on July 23, 2004.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB, filed November 12, 2004.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed October 15, 2004.

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on October 26, 2004.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 22, 2005.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 30, 2005.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 6, 2005.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB, filed March 24, 2006.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 13, 2005.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 14, 2005.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed January 12, 2006.

(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB/A, filed March 29, 2005.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 24, 2006.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed August 8, 2006.

(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed August 8, 2006.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, filed December 15, 2006.

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 21, 2006.

(21)	Incorporated by reference to the Registrants’ Current Report on Form 8-K/A, filed February 20, 2007.

*	Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted from this agreement and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of San Diego, on March 9, 2007.

Halozyme Therapeutics, Inc.,
a Nevada corporation

/s/ Jonathan E. Lim
Jonathan E. Lim, M.D.
President and Chief Executive Officer

Date: March 9, 2007

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

Signature	Title	Date

/s/ Jonathan E. Lim, M.D. Jonathan E. Lim, M.D.	President and Chief Executive Officer (Principal Executive Officer)	March 9, 2007

/s/ David A. Ramsay David A. Ramsay	Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2007

/s/ Gregory I. Frost, Ph.D. Gregory I. Frost, Ph.D.	Vice President and Chief Scientific Officer, Director	March 9, 2007

/s/ Kenneth J. Kelley Kenneth J. Kelley	Chairman of the Board	March 9, 2007

/s/ Robert L. Engler, M.D. Robert L. Engler, M.D.	Director	March 9, 2007

/s/ John S. Patton, Ph.D. John S. Patton, Ph.D.	Director	March 9, 2007

/s/ Steven T. Thornton Steven T. Thornton	Director	March 9, 2007

/s/ Connie Matsui Connie Matsui	Director	March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Halozyme Therapeutics, Inc.

We have audited the accompanying consolidated balance sheet of Halozyme Therapeutics, Inc. as of December 31, 2006, and the related consolidated statements of operations, cash flows and stockholders’ equity for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Halozyme Therapeutics, Inc. at December 31, 2006, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2006 the Company changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Halozyme Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Diego, California
March 5, 2007

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

/s/  CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
March 12, 2006

HALOZYME THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005

	2006	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,189,403	$19,132,194
Accounts receivable	533,387	413,829
Inventory	442,492	278,958
Prepaid expenses and other assets	428,268	281,191

Total current assets	45,593,550	20,106,172
PROPERTY AND EQUIPMENT, net	497,770	381,248
OTHER ASSETS	—	22,835

Total Assets	$46,091,320	$20,510,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,017,395	$1,379,932
Accrued expenses	1,011,153	669,298
Deferred revenue	1,221,992	254,138

Total current liabilities	4,250,540	2,303,368
Deferred revenue, net of current portion	18,759,545	—
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 and 100,000,000 shares authorized; 68,736,993 and 60,246,997 shares issued and outstanding as of December 31, 2006 and 2005, respectively	68,737	60,247
Additional paid-in-capital	64,111,738	44,493,894
Accumulated deficit	(41,099,240)	(26,347,254)

Total Stockholders’ Equity	23,081,235	18,206,887

Total Liabilities and Stockholders’ Equity	$46,091,320	$20,510,255

The accompanying notes are an integral part of these financial statements.

HALOZYME THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

REVENUES:
Product sales	$670,625	$127,209	$—
Revenue under collaborative agreements	311,121	—	—

Total Revenues	981,746	127,209	—

EXPENSES:
Cost of sales	436,990	51,968	—
Research and development	9,214,759	10,220,079	6,517,254
Selling, general and administrative	6,912,853	3,416,579	2,570,595

Total Expenses	16,564,602	13,688,626	9,087,849

LOSS FROM OPERATIONS	(15,582,856)	(13,561,417)	(9,087,849)
Interest and other income (expense), net	830,870	286,044	(3,527)

NET LOSS	$(14,751,986)	$(13,275,373)	$(9,091,376)

Net loss per share, basic and diluted	$(0.24)	$(0.26)	$(0.26)

Shares used in computing net loss per share, basic and diluted	62,610,265	50,317,021	35,411,127

The accompanying notes are an integral part of these financial statements.

HALOZYME THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,751,986)	$(13,275,373)	$(9,091,376)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	243,999	206,348	123,350
Loss (gain) on disposal of equipment	4,278	(1,200)	—
Share-based compensation expense	1,274,567	—	—
Issuance of common stock and stock options for goods and services	9,322	186,402	98,200
Changes in operating assets and liabilities:
Accounts receivable	(119,558)	(391,669)	—
Inventory	(163,534)	(227,136)	(51,821)
Prepaid expenses and other assets	(124,242)	(217,555)	(95,868)
Accounts payable and accrued expenses	979,318	469,816	1,299,859
Deferred revenue	19,727,399	254,138	—

Net cash provided by (used in) operating activities	7,079,563	(12,996,229)	(7,717,656)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(364,799)	(350,891)	(227,951)

Net cash used in investing activities	(364,799)	(350,891)	(227,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock — net	11,043,862	16,020,809	12,716,875
Proceeds from exercise of stock options — net	156,114	218,422	—
Proceeds from exercise of warrants — net	7,142,469	232,369	2,862,720
Contributed capital — net	—	—	7,870,146

Net cash provided by financing activities	18,342,445	16,471,600	23,449,741

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,057,209	3,124,480	15,504,134
CASH AND CASH EQUIVALENTS, beginning of year	19,132,194	16,007,714	503,580

CASH AND CASH EQUIVALENTS, end of year	$44,189,403	$19,132,194	$16,007,714

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non cash investing and financing activities:
Conversion of contributed capital to common stock	$—	$—	$7,870,146

Conversion of Series C preferred stock to common stock	$—	$—	$1,004,486

Accrued cost for redemption of unexercised callable warrants	$269	$—	$6,114

The accompanying notes are an integral part of these financial statements.

HALOZYME THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, DECEMBER 31, 2003	8,196,362	$8,196	$4,346,116	$(3,980,505)	$373,807
Redemption of common stock, March 10, 2004	(4,296,362)	(4,296)	(38,007)	—	(42,303)
Issuance of shares for merger with DeliaTroph — net	35,521,906	35,522	7,876,927	—	7,912,449
Issuance of common stock pursuant to exercise of warrants, net	282,780	283	128,716	—	128,999
Exercise of callable warrants, net	1,571,682	1,571	2,726,036	—	2,727,607
Issuance of common stock for cash, net	7,925,715	7,926	12,708,949	—	12,716,875
Issuance of common stock options to consultants for services	—	—	98,200	—	98,200
Net loss	—	—	—	(9,091,376)	(9,091,376)

BALANCE, DECEMBER 31, 2004	49,202,083	49,202	27,846,937	(13,071,881)	14,824,258
Exercise of stock options	620,146	620	217,802	—	218,422
Issuance of common stock pursuant to exercise of warrants, net	424,768	425	231,944	—	232,369
Issuance of common stock options to consultants for services	—	—	186,402	—	186,402
Issuance of common stock for cash, net	10,000,000	10,000	16,010,809	—	16,020,809
Net loss	—	—	—	(13,275,373)	(13,275,373)

BALANCE, DECEMBER 31, 2005	60,246,997	60,247	44,493,894	(26,347,254)	18,206,887
Share-based compensation expense	—	—	1,274,567	—	1,274,567
Issuance of restricted common stock	90,000	90	(90)	—	—
Issuance of common stock pursuant to exercise of warrants, net	4,818,846	4,819	7,137,650	—	7,142,469
Issuance of common stock pursuant to exercise of stock options	196,150	196	155,918	—	156,114
Issuance of common stock options to consultants for services	—	—	9,322	—	9,322
Issuance of common stock for cash, net	3,385,000	3,385	11,040,477	—	11,043,862
Net loss	—	—	—	(14,751,986)	(14,751,986)

BALANCE, DECEMBER 31, 2006	68,736,993	$68,737	$64,111,738	$(41,099,240)	$23,081,235

The accompanying notes are an integral part of these financial statements.

Halozyme Therapeutics, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Business

Halozyme Therapeutics, Inc. (“Halozyme,” “we” or the “Company”) is a biopharmaceutical company dedicated to the development and commercialization of recombinant human enzymes for the drug delivery, palliative care, oncology, and infertility markets.

Our operations to date have been limited to organizing and staffing the Company, acquiring, developing and securing our technology and undertaking product development for our existing products and for a limited number of product candidates. In June 2005, we launched our first product, Cumulase®, a product used for in vitro fertilization, and transitioned from a development-stage organization to a commercial entity.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Halozyme Therapeutics, Inc. and its wholly owned subsidiary, Halozyme, Inc. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that we believe to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from our estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less from the original purchase date.

Concentrations

Financial instruments that potentially subject us to a significant concentration of credit risk consist of cash and cash equivalents and accounts receivable. We maintain our cash balances with one major commercial bank. Deposits held with the bank may exceed the amount of insurance provided on such deposits.

We sell our products to established distributors in the pharmaceutical industry. Credit is extended based on an evaluation of the customer’s financial condition. Approximately 68% and 91% of the accounts receivable balance as of December 31, 2006 and 2005, respectively, represents amounts due from three customers. We evaluate the collectibility of our accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, we did not record an allowance for doubtful accounts at December 31, 2006 and 2005. For the years ended December 31, 2006, 2005 and 2004, 55%, 0% and 0% of total revenues were from Baxter and 35%, 100% and 0% were from two other customers, respectively.

We rely on a single third-party manufacturer for the supply of the active pharmaceutical ingredient in each of our current products. Payments due to this supplier represent 16% and 41% of our accounts payable balance at December 31, 2006 and 2005, respectively.

Halozyme Therapeutics, Inc.

Notes to Consolidated Financial Statements — (Continued)

Accounts Receivable

Accounts receivable is recorded net of an allowance for doubtful accounts. Currently, the allowance for doubtful accounts is zero as the collectibility of accounts receivable is reasonably assured. We are not obligated to accept from customers the return of products. Thus, no allowance for product returns has been established.

Inventories

Inventories are stated at lower of cost or market. Cost is determined on a first-in, first-out (“FIFO”) basis. Inventories are reviewed periodically for slow-moving or obsolete status. We evaluate the carrying value of inventories on a regular basis, taking into account such factors as historical and anticipated future sales compared to quantities on hand, the price we expect to obtain for products in their respective markets compared with historical cost and the remaining shelf life of goods on hand. If a launch of a new product is delayed, inventory may not be fully utilized and could be subject to impairment, at which point we would record a reserve to adjust inventory to its net realizable value.

Property and Equipment

Property and equipment are recorded at cost. Equipment and furniture are depreciated using the straight-line method over their estimated useful lives of three years and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter.

Impairment of Long-Lived Assets

We account for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets are reviewed for events of changes in circumstances, which indicate that their carrying value may not be recoverable. At December 31, 2006, there has been no impairment of the value of such assets.

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force Issue (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables.  Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.

Product Sales — We recognize Cumulase revenue when the transfer of ownership occurs, upon shipment to the distributor. Accounts receivable is recorded net of an allowance for doubtful accounts. Currently, the allowance for doubtful accounts is zero as the collectibility of accounts receivable is reasonably assured. We are not obligated to accept returns for products. Thus, no allowance for product returns has been established.

Under the terms of our Baxter agreement, we will supply Baxter the active pharmaceutical ingredient (“API”) for Hylenex at our cost and Baxter will fill and finish Hylenex and hold it for subsequent distribution. Because of our continued involvement in the development and production process of Hylenex under the terms of the Supply Agreement, the earnings process is not considered to be complete. Accordingly, we defer revenue and the related

Halozyme Therapeutics, Inc.

Notes to Consolidated Financial Statements — (Continued)

product costs resulting from transfers of the active pharmaceutical ingredient for Hylenex to Baxter until the product is ultimately sold to customers, or otherwise disposed.

License and Collaborative Arrangement — Revenues from licensing agreements are recognized based on the performance requirements of the agreement. Revenue is deferred for fees received before earned. Nonrefundable upfront fees, where we have an ongoing involvement or performance obligation, are recorded as deferred revenue and recognized as revenue over the contract or development period. In December 2006, we entered into the Roche Agreement which consists of non-refundable upfront license fees, reimbursements of research and development services and various performance or sales milestones and future product royalty payments. Due to our ongoing involvement obligation, we recorded the nonrefundable upfront license fee received under the Roche Agreement as deferred revenue when received in December 2006 and will be recognized over the term of the contract.

Reimbursements of research and development services are recognized as revenues during the period in which the services are performed. Payments related to substantive, performance-based milestones in a collaborative agreement are recognized as revenue upon the achievement of the milestones as specified in the underlying agreements when they represent the culmination of the earnings process. Royalty revenue from licensed products will be recognized when earned in accordance with the terms of the license agreements.

Cost of Sales

Cost of sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight associated with the sales of Cumulase, and the API for Hylenex.

Clinical Trial and Contract Research Expenses

Research and development expenditures are charged to operations as incurred in accordance with SFAS No. 2, Accounting for Research and Development Costs. Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions, clinical research organizations, and other vendors that conduct and manage clinical trials on our behalf.

Change in Accounting Method for Share-Based Compensation

On January 1, 2006, we adopted the provisions of revised SFAS No. 123 (“SFAS 123(R)”), Share-Based Payment, including the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”), using the modified prospective transition method to account for our employee share-based awards. Under SFAS 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. We have no awards with market or performance conditions. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123(R).

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FAS 123(R)-3”). We have elected to adopt the alternative transition method provided in FAS 123R-3. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

Halozyme Therapeutics, Inc.

Notes to Consolidated Financial Statements — (Continued)

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123(R). Share awards are amortized under the straight-line method. As share-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 10% for employees in the year ended December 31, 2006 based on our historical experience and those of our peer group. In our pro forma information required under SFAS 123 for the years ended December 31, 2005 and 2004, we accounted for forfeitures as they occurred.

Total compensation expense related to all of our employee share-based awards, recognized under SFAS 123(R), for the year ended December 31, 2006 was comprised of the following:

Twelve Months Ended
December 31, 2006

Research and development	$424,305
Selling, general and administrative	850,262

Share-based compensation expense before taxes	1,274,567
Related income tax benefits	—
Share-based compensation expense	$1,274,567

Net share-based compensation expense per basic and diluted share	$0.02

Share-based compensation expense from:
Stock options	$1,136,530
Restricted stock awards	138,037

Total	$1,274,567

Prior to January 1, 2006, we accounted for share-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided the required pro forma disclosures of SFAS 123. Under the intrinsic value method, no share-based compensation expense had been recognized in our consolidated statement of operations for share-based awards to employees, because the exercise price of our stock options granted to employees equaled the fair market value of the underlying stock at the date of grant.

Halozyme Therapeutics, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the pro forma effect on our net loss and per share data if we had applied the fair value recognition provisions of SFAS 123 to share-based employee compensation for the years ended December 31, 2005 and 2004.

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

We account for stock options granted to non-employees in accordance with Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, (“EITF 96-18”). Under EITF 96-18, we determine the fair value of the stock options granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Income Taxes

Income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in our financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase our income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

Net Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (“SAB”) No. 98, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common

Halozyme Therapeutics, Inc.

Notes to Consolidated Financial Statements — (Continued)

equivalent shares, such as stock options and warrants, outstanding during the period. Such common equivalent shares have not been included in our computation of net loss per share as their effect would have been anti-dilutive.

	Years Ended December 31,
	2006	2005	2004

Numerator — Net loss	$(14,751,986)	$(13,275,373)	$(9,091,376)

Denominator — Weighted average shares outstanding	62,610,265	50,317,021	35,411,127

Net loss per share	$(0.24)	$(0.26)	$(0.26)

Incremental common shares (not included because of their anti-dilutive nature)
Stock options and awards	8,727,322	8,535,751	8,700,397
Stock warrants	6,714,403	11,561,578	11,886,346

Potential common equivalents	15,441,725	20,097,329	20,586,743

Comprehensive Income

Comprehensive income (loss) is defined as all changes in a company’s net assets, except changes resulting from transactions with shareholders. At December 31, 2006, 2005, and 2004 we have no reportable differences between net loss and comprehensive loss.

Segment Information

We operate in one segment, which is the research, development and commercialization of recombinant human enzymes for the drug delivery, palliative care, oncology, and infertility markets. The chief operating decision-makers review our operating results on an aggregate basis and manage our operations as a single operating segment.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning January 1, 2007. We are in the process of determining the effect, if any, of the adoption of FIN 48 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, established a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to significantly affect our financial condition or results of operations.

In October 2006, the FASB issued FASB Staff Position No. FAS 123R-5 (“FAS 123R-5”), Amendment of FASB Staff Position FAS 123R-1, to address whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FAS 123R-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. FAS 123(R). The provisions in FAS 123R-5 are effective for us in the quarter beginning January 1, 2007. We do not expect the adoption of FAS 123R-5 to significantly affect our financial condition or results of operations.

Halozyme Therapeutics, Inc.

Notes to Consolidated Financial Statements — (Continued)

3.	Inventory

Inventory consists of our Cumulase product and our Hylenex API as of December 31, 2006 and 2005 as follows:

	2006	2005

Raw materials	$337,344	$259,452
Work in process	76,257	19,506
Finished goods	28,891	—

	$442,492	$278,958

Inventory includes $49,000 and $254,000 of costs associated with the transfer of the active pharmaceutical ingredient (“API”) for Hylenex to Baxter during the years ended December 31, 2006 and 2005, respectively, under the Supply Agreement (see Note 6, Deferred Revenue, for a detailed discussion on the Supply Agreement). During the years ended December 31, 2006, 2005 and 2004, we recognized $344,000, $0 and $0, respectively, in cost of goods sold related to the sale of the API for Hylenex to Baxter. The Supply Agreement provides for Baxter to purchase the API and fill and finish the product for subsequent distribution to customers.

4.	Property and Equipment

Property and equipment consist of the following as of December 31, 2006 and 2005:

	2006	2005

Research equipment	$805,077	$615,455
Computer and office equipment	217,418	149,320
Leasehold improvements	179,822	148,486

	1,202,317	913,261
Less accumulated depreciation	(704,547)	(532,013)

	$497,770	$381,248

Depreciation and amortization expense totaled $243,999, $206,348 and $123,350, for the years ended December 31, 2006, 2005 and 2004, respectively.

5.	Accrued Expenses

Accrued expenses consist of the following as of December 31, 2006 and 2005:

	2006	2005

Accrued expenses	$602,140	$548,372
Accrued compensation and payroll taxes	409,013	120,926

	$1,011,153	$669,298

Halozyme Therapeutics, Inc.

Notes to Consolidated Financial Statements — (Continued)

6.	Deferred Revenue

Deferred revenue consists of the following as of December 31, 2006 and 2005:

	2006	2005

Collaborative agreements	$19,918,965	$—
Product sales	62,572	254,138

	19,981,537	254,138
Less: current portion	1,221,992	254,138

Long-term portion	$18,759,545	$—

Roche Agreement — On December 5, 2006, we entered into a license and collaborative agreement with F. Hoffmann-La Roche Ltd (“LTD”) and Hoffmann-La Roche Inc. (“INC”) (LTD and INC, collectively, “Roche”) (the “Roche Agreement”). Under the terms of the Roche Agreement, Roche will obtain a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20, our proprietary recombinant human hyaluronidase, and up to thirteen Roche target compounds resulting from the collaboration. Roche paid us $20 million in December 2006 as an initial upfront payment for the application of rHuPH20 to three pre-defined Roche biologic targets.

Due to our continuing involvement obligations, revenue from the $20 million upfront payment was deferred and is being recognized over the term of the agreement. We recognized $81,035 in revenue from license fees in the year ended December 31, 2006.

Baxter Agreement — During August 2004, we entered into an Exclusive Distribution Agreement (the “Distribution Agreement”) with Baxter Healthcare Corporation (“Baxter”) to market, distribute and sell Hylenex in the United States and Puerto Rico. During March 2005, we entered into a Development and Supply Agreement (the “Supply Agreement”) and a First Amendment to the existing Distribution Agreement with Baxter. Under the terms of the agreements, Halozyme will supply Baxter the active pharmaceutical ingredient, and Baxter will fill and finish Hylenex and hold it for subsequent distribution. In December 2005, Hylenex received FDA approval for use in the United States.

During the years ended December 31, 2006 and 2005, we transferred $137,000 and $254,000, respectively, of the active pharmaceutical ingredient for Hylenex to Baxter for filling and finishing. Because of our continued involvement in the development and production process of Hylenex under the terms of the Supply Agreement, the earnings process is not considered to be complete. Accordingly, we defer revenue and the related product costs resulting from transfers of the active pharmaceutical ingredient for Hylenex to Baxter until the product is ultimately sold to customers, or otherwise disposed. During the years ended December 31, 2006, 2005 and 2004, we recognized $329,000, $0 and $0, respectively, in revenue related to the sale of the API for Hylenex to Baxter.

On February 13, 2007, we entered into an Amended and Restated Exclusive Distribution Agreement, an Amended and Restated Development and Supply Agreement and an Enhanze License and Collaboration Agreement with Baxter. See Note 13, Subsequent Events.

7.	Stockholders’ Equity

Issuance of Common Stock — On December 5, 2006, we issued and sold to an accredited investor, an affiliate of Roche (the “Purchaser”), 3,385,000 shares (the “Shares”) of our common stock at a price of $3.27 per share, for gross proceeds of approximately $11.1 million. The Shares were sold pursuant to exemptions from registration under Regulation D of the Securities Act. On December 5, 2006, we also entered into a registration rights agreement (the “Rights Agreement”) with the Purchaser, under which we may be required to register the Shares upon the occurrence of certain events set forth in the Rights Agreement. Such triggering events include, but are not limited to, our registration of shares pursuant to a registration statement not currently in effect. The Rights Agreement will terminate at such time as the Purchaser may sell the Shares in any three month period pursuant to the provisions of

Halozyme Therapeutics, Inc.

Notes to Consolidated Financial Statements — (Continued)

Rule 144 under the Securities Act of 1933, as amended. As of December 31, 2006, we have not filed a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of the Shares.

On February 13, 2007 an affiliate of Baxter purchased 2,070,394 shares of Halozyme’s common stock for an aggregate of $20 million.

Also during the year ended December 31, 2006, we issued an aggregate of 5,104,996 shares of our common stock in connection with the exercises of stock purchase warrants (4,818,846 shares at a weighted average price of $1.48 per share), stock options (196,150 shares at a weighted average price of $0.80 per share) and restricted stock awards (90,000 shares at a price of $0) for cash in the aggregate amount of approximately $7.3 million.

In December 2005, we issued 10,000,000 shares of common stock in a registered direct offering at a price per share of $1.75, generating approximately $16,021,000 in net proceeds.

During the year ended December 31, 2005, we issued an aggregate of 1,044,914 shares of our common stock in connection with the exercises of warrants (424,768 shares at a weighted average price of $0.55 per share) and stock options (620,146 shares at a weighted average price of $0.35 per share) for cash in the aggregate amount of approximately $451,000.

In January 2004, we issued 15,304,804 shares of common stock in a private placement at a purchase price of $0.4647 per share, generating approximately $7.1 million in gross proceeds. In addition, we sold 756,286 shares of common stock for $1.25 per share, or $0.9 million in gross proceeds. Net proceeds from these transactions totaled approximately $7.9 million. In March 2004, we issued 3,900,000 shares of common stock in connection with a reverse merger transaction with Global Yacht, Inc. In October 2004, we issued 7,925,715 shares of common stock in a private placement at a price per share of $1.75, generating approximately $12.7 million in net proceeds.

During the year ended December 31, 2004, we issued an aggregate of 1,854,462 shares of our common stock in connection with the exercises of stock purchase warrants at a weighted average price of $1.54 per share for cash in the aggregate amount of approximately $2.9 million.

Issuance of Common Stock Options for Services — In 2006, an option to purchase 13,332 shares of our common stock was issued to a consultant for services received and the stock option was valued at $9,322. In 2005, options to purchase 50,000 shares of our common stock were issued to members of our Scientific Advisory Board for services valued at $77,000 and options to purchase 74,000 shares of our common stock were issued to consultants for services valued at $109,000. In 2004, options to purchase 10,000 shares of our common stock were issued to members of our Scientific Advisory Board valued at $33,000 and options to purchase 30,000 shares of common stock were issued to consultants for services valued at $65,000. These options were fully exercisable and fully vested on the date of grant and shall expire in ten years based on the terms of the options. The fair value of these options was recorded as a noncash stock issuance cost by us.

Warrants — In connection with the October 2004 private placement, we issued warrants to purchase 2,709,542 shares of common stock at an exercise price of $2.25 per share. These warrants are exercisable until October 12, 2009. As of December 31, 2006 and 2005, 2,623,828 and 2,709,542, respectively, of these warrants were outstanding.

In connection with the January 2004 private placement, we issued warrants (the “Callable Warrants”) to purchase 8,094,829 shares of common stock at an exercise price of $1.75 per share, as amended. These warrants are exercisable until January 28, 2009 and are callable by us under certain conditions. In December 2004, we called the first tranche of the Callable Warrants and holders of the Callable Warrants exercised warrants to purchase 1,571,682 shares of common stock at $1.75 per share, or approximately $2.7 million in net proceeds. In August 2006, we called the second tranche of the Callable Warrants and holders of the Callable Warrants exercised warrants to purchase 2,204,188 shares of common stock at $1.75 per share, or approximately $3.9 million in net proceeds. As of December 31, 2006 and 2005, 2,340,412 and 5,911,748, respectively, of the Callable Warrants were outstanding.

Halozyme Therapeutics, Inc.

Notes to Consolidated Financial Statements — (Continued)

In October 2003, in conjunction with the issuance of our Series C Convertible Preferred Stock (the “Series C”), we granted warrants to purchase 2,367,114 shares of common stock to purchasers of the Series C at an exercise price of $0.7667 per share. These warrants are exercisable until October 15, 2008. As of December 31, 2006 and 2005, 1,398,749 and 2,259,518, respectively, of these warrants were outstanding.

In connection with the promissory notes issued in 2003 and 2002, we granted warrants to purchase 867,419 shares of common stock at an exercise price of $0.4496 per share. These warrants are exercisable until October 20, 2007. As of December 31, 2006 and 2005, 351,414 and 629,436, respectively, of these warrants were outstanding.

In June 2002, we granted, to outside parties for services, warrants to purchase 67,129 shares of common stock at an exercise price of $0.13 per share. These warrants were fully exercisable and fully vested on the date of grant and shall expire in ten years based on the terms of the warrants. The fair value of these warrants, totaling $8,500, was recorded as a non-cash stock issuance cost by us. As of December 31, 2006 and 2005, zero and 51,334, respectively, of these warrants were outstanding.

In November and December of 2001, we granted warrants to purchase 252,721 shares of common stock at an exercise price of $0.4748 per share to purchasers of our Series B Convertible Preferred Stock (the “Series B”). From January to May 2002, we granted warrants to purchase 109,248 shares of common stock at an exercise price of $0.4748 per share to purchasers of the Series B. These warrants were exercised during the years ended December 31, 2005 and 2004.

8.	Equity Incentive Plans

We currently have four equity incentive plans (the “Plans”): the 2001 Stock Plan, the 2004 Stock Plan, the 2005 Outside Directors’ Stock Plan, and the 2006 Stock Plan. All of the Plans were approved by the shareholders. Options are subject to terms and conditions established by the Compensation Committee of our Board of Directors. Options have a term of ten years and generally vest at the rate of 25% or 33% one year from the grant date and monthly thereafter until the options are fully vested over three to four years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans). At the present time, we intend to issue new common shares upon the exercise of stock options. During the year ended December 31, 2006, we granted share-based awards under the Plans, except for the 2001 Stock Plan. We had an aggregate of 12,625,000 shares of our common stock reserved for issuance as of December 31, 2006. Of those shares, 8,637,322 shares were subject to outstanding options and 2,318,562 shares were available for future grants of share-based awards.

Halozyme Therapeutics, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of stock options outstanding and changes under the Plans during the periods indicated are presented below.

	Shares	Weighted	Weighted	Aggregate
	Underlying	Average Exercise	Average Remaining	Intrinsic
	Stock Options	Price per Share	Contractual Term (yrs)	Value

Outstanding at January 1, 2004	6,392,567	$0.38
Granted	2,814,240	$2.01
Exercised	(506,410)	$0.39
Cancelled/forfeited	—	$0.00

Outstanding at December 31, 2004	8,700,397	$0.91
Granted	602,500	$1.88
Exercised	(620,146)	$0.35
Cancelled/forfeited	(147,000)	$1.64

Outstanding at December 31, 2005	8,535,751	$1.01
Granted	577,682	$2.64
Exercised	(196,150)	$0.80
Cancelled/forfeited	(279,961)	$1.20

Outstanding at December 31, 2006	8,637,322	$1.12	6.79	$59.9 million

Vested and expected to vest in the future at December 31, 2006	8,415,991	$1.09	6.75	$58.6 million

Exercisable at December 31, 2006	6,380,866	$0.87	6.43	$45.8 million

Exercisable at December 31, 2005	4,516,283	$0.86

Exercisable at December 31, 2004	2,901,988	$0.71

The weighted average grant-date fair values of options granted during years ended December 31, 2006, 2005 and 2004 were $1.57 per share, $1.16 per share and $1.42 per share, respectively. As of December 31, 2006, $2.2 million of total unrecognized compensation costs related to non-vested stock option awards is expected to be recognized over a weighted average period of 1.9 years. The intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $342,355, $935,188 and $435,513, respectively. Cash received from stock option exercises for the years ended December 31, 2006, 2005 and 2004 was $156,114, $218,422 and $197,500, respectively. No tax benefit was realized for the tax deductions from option exercise of the share-based payment arrangements in the years ended December 31, 2006, 2005 and 2004.

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

Halozyme Therapeutics, Inc.

Notes to Consolidated Financial Statements — (Continued)

based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model were as follows:

	Years Ended December 31,
	2006	2005	2004

Expected volatility	75.0%	76.0%	100.0%
Average expected term in years	4.0	4.0	4.0
Risk-free interest rate	4.6-5.1%	3.9%	3.0%
Expected dividend yield	0%	0%	0%

The following table summarizes information for outstanding and exercisable options as of December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average	Number	Average
	Number	Contractual	Exercise	Vested and	Exercise
Exercise Price	Outstanding	Life in Years	Price	Exercisable	Price

$0.06 - $0.43	5,413,511	6.0	$0.39	4,847,938	$0.39
$1.25 - $3.50	2,913,061	8.2	$2.15	1,267,930	$2.04
$4.10 - $6.78	310,750	7.4	$4.11	264,998	$4.10

	8,637,322	6.8	$1.12	6,380,866	$0.87

Restricted stock awards.  Restricted stock awards are grants that entitle the holder to acquire shares of restricted common stock at a fixed price, which is typically nominal. The shares of restricted stock cannot be sold, pledged, or otherwise disposed of until the award vests and any unvested shares may be reacquired by us for the original purchase price following the awardee’s termination of service. Annual grants of restricted stock under the Outside Directors’ Stock Plan typically vest in full the first day the awardee may trade Company stock in compliance with our insider trading policy following the date immediately preceding the first annual meeting of stockholders following the grant date.

During the year ended December 31, 2006, we issued 90,000 restricted stock awards under our Outside Directors’ Stock Plan. As of December 31, 2006, these 90,000 outstanding restricted stock awards were nonvested. The grant-date fair value of restricted stock awards granted during the year ended December 31, 2006 was $244,950 or $2.72 per share. No restricted stock awards were granted in the years ended December 31, 2005 and 2004. As of December 31, 2006, the total unrecognized compensation cost related to unvested shares was $82,501, which is expected to be recognized over a weighted-average period of 0.4 year.

9.	Commitments and Contingencies

Operating Leases — Our administrative offices and research facilities are currently located in San Diego, California. We lease 15,848 square feet of office and research space for approximately $31,000 per month. We have two separate leases for our facilities, which expire in December 2007. In February 2007, we leased an additional 2,540 square feet of office space in the same building, commencing on April 1, 2007 and expiring on December 31, 2007. Additionally we lease certain office equipment under operating leases. Rent expense totaled $297,000, $238,000 and $132,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum payments required under our non-cancelable operating lease obligations are $410,000 in the year ending December 31, 2007.

Material Agreements — During August 2004, we signed an Exclusive Distribution Agreement (the “Distribution Agreement”) with Baxter Healthcare Corporation (“Baxter”) to market, distribute and sell Hylenex in the United States and Puerto Rico. During March 2005, we entered into a Development and Supply Agreement (the “Supply Agreement”) and a First Amendment to the existing Distribution Agreement with Baxter. Under the terms

Halozyme Therapeutics, Inc.

Notes to Consolidated Financial Statements — (Continued)

of the agreements we will supply Baxter the active pharmaceutical ingredient, and Baxter will fill and finish Hylenex and hold it for subsequent distribution. The Supply Agreement provides for additional product development opportunities that the parties may mutually decide to pursue. In addition, Baxter has a right of first refusal on certain product line extensions and select new products. The First Amendment provides for specific and consistent definitions among the Supply Agreement and Distribution Agreement and modifies various covenants of Baxter relating to the definition of marketing and incremental sales costs, including a $3 million annual cap on the amount of marketing and incremental sales costs to be paid by Baxter. In the event that both parties agree in advance to combined marketing and incremental sales costs in excess of the cap, such excess marketing and incremental sales costs shall be shared equally. On February 13, 2007, we entered into an Amended and Restated Exclusive Distribution Agreement, an Amended and Restated Development and Supply Agreement and an Enhanze License and Collaboration Agreement with Baxter. See Note 13, Subsequent Events.

Effective December 30, 2005, we entered into a First Amendment to a November 15, 2002 license agreement (the “Agreement”) with the University of Connecticut Health Center (“UCHC”). The original license agreement provided for certain payments to be made to UCHC in connection with the development and commercialization of certain products defined in the Agreement. The First Amendment to the License Agreement (the “First Amendment”) calls for payments of a one time Supplemental License Fee of $25,000, a $250,000 Technology Access Fee and a Technology Fee of $2,500,000 to be paid to UCHC in annual installments of $250,000 payable in February each year commencing with 2006 and ending 2015. The first two payments of $25,000 and $250,000 were paid in accordance with the original Agreement in March and May 2005, respectively. The first $250,000 annual technology fee installment was paid in February 2006 in accordance with the First Amendment. Other terms of the amendment include a termination clause which allows us to discontinue commercialization of certain products covered under the Agreement and to cease making the annual $250,000 payment with a one time termination fee of $250,000. The annual technology fee payments are recognized to expense on a straight-line basis.

On December 5, 2006, we entered into a license and collaborative agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. See Note 6, Deferred Revenue — Roche Agreement, for detailed discussion.

On December 15, 2006, we amended our Commercial Supply Agreement (the “Amendment”) with Avid Bioservices, Inc. (“Avid”) that was originally entered into on February 16, 2005. Under the terms of the Amendment, we are committed to certain minimum annual purchases equal to two quarters of forecasted supply of active pharmaceutical ingredient (“API”). In addition, Avid will have the right to manufacture and supply a certain percentage of the API that will be used in our Cumulase and Hylenex products.

Legal Contingencies — In the ordinary course of business, we may face various claims brought by third parties, including claims relating to the safety or efficacy of our products. Any of these claims could subject us to costly litigation and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our operations and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. Currently we are not involved in any litigation.

Halozyme Therapeutics, Inc.

Notes to Consolidated Financial Statements — (Continued)

10.	Income Taxes

Significant components of our net deferred tax assets at December 31, 2006 and 2005 are shown below. A valuation allowance of $17.8 million and $11.6 million has been established to offset the net deferred tax assets as of December 31, 2006 and 2005, respectively, as realization of such assets is uncertain.

	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$15,134,000	$10,156,000
Research and development credits	2,081,000	1,160,000
Depreciation	92,000	56,000
Other, net	457,000	186,000

Total deferred tax assets	17,764,000	11,558,000
Valuation allowance for deferred tax assets	(17,764,000)	(11,558,000)

Net deferred tax assets	$—	$—

The provision for income taxes on earnings subject to income taxes differs from the statutory Federal rate at December 31, 2006, 2005 and 2004, due to the following:

	2006	2005	2004

Federal income taxes at 34%	$(5,016,000)	$(4,514,000)	$(3,091,000)
State income taxes, net of federal benefit	(861,000)	(775,000)	(530,000)
Research and development credits	(615,000)	(573,000)	(587,000)
Tax effect on non-deductible expenses and other	286,000	(196,000)	108,000
Increase in valuation allowance	6,206,000	6,058,000	4,100,000

	$—	$—	$—

At December 31, 2006, we had federal and California tax net operating loss carryforwards of approximately $37.9 million and $38.5 million, respectively. The federal and California tax loss carryforwards will begin to expire in 2018 and 2010, respectively, unless previously utilized. We also had federal and California research and development tax credit carryforwards of approximately $1.5 million and $1 million, respectively, which will begin to expire in 2024 unless previously utilized. Pursuant to Internal Revenue Code Section 382, the annual use of our net operating loss carryforwards could be limited by any greater than 50% ownership change during any three-year testing period. As a result of any such ownership change, portions of our net operating loss carryforwards are subject to annual limitations.

11.	Related Party Transaction

On December 22, 2006 we entered into a license agreement with a related party, Nektar Therapeutics AL, Corporation (“Nektar”) under which the Company obtained a license to certain intellectual property rights and proprietary technology of Nektar. Nektar’s Co-founder, Chief Scientific Officer and Director, Dr. John Patton, is currently a member of our Board of Directors. Dr. Patton recused himself from the segments of the various Board of Directors meetings at which this transaction was discussed, evaluated or approved. We paid Nektar $75,000 in January 2007 under the terms of this agreement and we are obligated to make certain payments in the future upon achieving certain specified milestones and royalties on product sales.

Halozyme Therapeutics, Inc.

Notes to Consolidated Financial Statements — (Continued)

12.	Summary of Unaudited Quarterly Financial Information

The following is a summary of the Company’s unaudited quarterly consolidated financial data derived from unaudited financial statements included in our Quarterly Reports on Form 10-Q:

Quarterly statement of operations data for

	Quarters Ended
2006 (Unaudited):	March 31,	June 30,	September 30,	December 31,

Total revenues	$73,281	$119,662	$362,477	$426,327
Gross profit	$50,322	$103,124	$6,384	$73,807
Net loss	$(3,490,194)	$(3,232,791)	$(3,651,037)	$(4,377,963)
Net loss per share, basic and diluted	$(0.06)	$(0.05)	$(0.06)	$(0.07)
Shares used in computing net loss per share, basic and diluted	60,456,462	61,841,867	62,731,254	65,402,770

Quarterly statement of operations data for

	Quarters Ended
2005 (Unaudited):	March 31,	June 30,	September 30,	December 31,

Total revenues	$—	$45,703	$25,644	$55,863
Gross profit	$—	$24,679	$15,553	$35,009
Net loss	$(3,193,077)	$(2,868,334)	$(3,700,476)	$(3,513,486)
Net loss per share, basic and diluted	$(0.06)	$(0.06)	$(0.07)	$(0.07)
Shares used in computing net loss per share, basic and diluted	49,575,492	49,945,467	49,978,696	51,721,370

13.	Subsequent Events

On February 13, 2007, we entered into an Amended and Restated Exclusive Distribution Agreement with Baxter (amending that certain Exclusive Distribution Agreement between the parties dated as of August 13, 2004, as amended on March 24, 2005 and December 8, 2005) (the “Distribution Agreement”); an Amended and Restated Development and Supply Agreement (amending that certain Development and Supply Agreement between the parties dated as of March 24, 2005) (the “Development Agreement”); and an Enhanze License and Collaboration Agreement (the “License” and along with the Distribution and Development Agreement, the “Agreements”).

Under the terms of the Distribution Agreement, Baxter paid us an initial upfront payment of $10 million and, pending the successful completion of a series of regulatory and sales events, Baxter may make milestone payments which could potentially reach a value of up to $25 million. In addition, Baxter will pay royalties on the sales of products covered under the Distribution Agreement. Baxter prepaid $1 million of these royalties in connection with the execution of the Agreements and Baxter will be obligated to prepay $9 million of additional royalties on or prior to January 1, 2009.

Under the terms of the Development Agreement, Baxter will now assume all development, manufacturing, clinical, regulatory, sales and marketing costs of the products covered by the Distribution Agreement.

Under the terms of the License, Baxter obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20, our proprietary recombinant human hyaluronidase, with Baxter hydration fluids and generic small molecule drugs (with the exception of combinations with (i) bisphosphonates, as well as (ii) cytostatic and cytotoxic chemotherapeutic agents, the rights to which have been retained by us). In addition, Baxter will pay royalties on the sales, if any, of the products that result from the collaboration.

In addition, on February 13, 2007, an affiliate of Baxter purchased 2,070,394 shares of Halozyme’s common stock for an aggregate of $20 million, or $9.66 per share, which represents a 25% premium to the average closing price of our common stock over the 30 days immediately preceding the purchase date.