Form 10-Q
period 2007-03-31
HALOZYME THERAPEUTICS INC
filed 2007-05-10
CIK 1159036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐   No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 4, 2007 was 71,944,186.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$70,970,875	$44,189,403
Accounts receivable	552,789	370,068
Inventory	475,185	442,492
Prepaid expenses and other assets	1,295,675	591,587

Total current assets	73,294,524	45,593,550

PROPERTY AND EQUIPMENT, net	572,026	497,770

Total Assets	$73,866,550	$46,091,320

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,072,178	$2,017,395
Accrued expenses	1,187,146	1,011,153
Deferred revenue	2,896,932	1,221,992

Total current liabilities	5,156,256	4,250,540

Deferred revenue, net of current portion	27,806,645	18,759,545

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 and 100,000,000 shares authorized; 71,531,197 and 68,736,993 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	71,531	68,737
Additional paid-in-capital	85,288,662	64,111,738
Accumulated deficit	(44,456,544)	(41,099,240)

Total Stockholders’ Equity	40,903,649	23,081,235

Total Liabilities and Stockholders’ Equity	$73,866,550	$46,091,320

The accompanying notes are an integral part of these financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
REVENUES:
Product sales	$187,086	$73,281
Revenue under collaborative agreements	623,129	—

Total Revenues	810,215	73,281

EXPENSES:
Cost of sales	76,228	22,959
Research and development	2,829,364	2,192,070
Selling, general and administrative	1,985,034	1,531,292

Total Expenses	4,890,626	3,746,321

LOSS FROM OPERATIONS	(4,080,411)	(3,673,040)

Interest income	723,107	182,846

NET LOSS	$(3,357,304)	$(3,490,194)

Net loss per share, basic and diluted	$(0.05)	$(0.06)

Shares used in computing net loss per share, basic and diluted	69,984,931	60,456,462

The accompanying notes are an integral part of these financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,357,304)	$(3,490,194)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	86,635	52,985
Share-based compensation expense	415,480	273,092
Issuance of common stock and stock options for goods and services	—	9,323
Changes in operating assets and liabilities:
Accounts receivable	(182,721)	320,240
Inventory	(32,693)	(7,231)
Prepaid expenses and other assets	(704,088)	(350,229)
Accounts payable and accrued expenses	(769,224)	389,899
Deferred revenue	10,722,040	—

Net cash provided by (used in) operating activities	6,178,125	(2,802,115)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(160,891)	(38,879)

Net cash used in investing activities	(160,891)	(38,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock — net	19,946,411	—
Proceeds from exercise of stock options	459,918	—
Proceeds from exercise of warrants	357,909	1,279,301

Net cash provided by financing activities	20,764,238	1,279,301

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,781,472	(1,561,693)

CASH AND CASH EQUIVALENTS, beginning of period	44,189,403	19,132,194

CASH AND CASH EQUIVALENTS, end of period	$70,970,875	$17,570,501

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
Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007 or for any future period. For further information, see the financial statements and disclosures thereto for the year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2007 and other regulatory reports and filings made with the Securities and Exchange Commission.
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
3. Summary of Significant Accounting Policies
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

On February 13, 2007, we amended certain agreements with Baxter Healthcare Corporation (“Baxter”) (the “Baxter Agreement”) for Hylenex and entered into a new agreement for kits and co-formulations with rHuPH20. Under the terms of the Baxter Agreement, we will supply Baxter the active pharmaceutical ingredient (“API”) for Hylenex at our fully burdened cost plus a margin and Baxter will fill and finish Hylenex and hold it for subsequent distribution. Because of our continued involvement in the development and production process of Hylenex under the terms of the Baxter Agreement, the earnings process is not considered to be complete. Accordingly, we defer revenue and the related product costs resulting from transfers of the active pharmaceutical ingredient for Hylenex to Baxter until the product is filled, finished, packaged and released.
License and Collaborative Arrangement — Revenues from licensing agreements are recognized based on the performance requirements of the agreement. Revenue is deferred for fees received before earned. Non-refundable upfront fees, where we have an ongoing involvement or performance obligation, are recorded as deferred revenue and recognized as revenue over the contract or development period. In February 2007, we entered into the Baxter Agreement which consists of non-refundable upfront license fees, reimbursements of research and development services and various performance or sales milestones and future product royalty payments. Due to our ongoing involvement obligation, we recorded the non-refundable upfront license fee received under the Baxter Agreement as deferred revenue when received in February 2007 and will recognize it over the term of the contract.
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
Cost of Sales
Cost of sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, and freight associated with the sales of Cumulase, and the API for Hylenex.
Clinical Trial and Contract Research Expenses
Research and development expenditures are charged to operations as incurred in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2 — Accounting for Research and Development Costs. Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions, clinical research organizations, and other vendors that conduct and manage clinical trials on our behalf.
Share-Based Compensation Expense
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
Total compensation expense related to all of our employee share-based awards, recognized under SFAS 123(R), for the three months ended March 31, 2007 and 2006 was comprised of the following:

	2007	2006
Research and development	$145,322	$98,580
Selling, general and administrative	270,158	174,512

Share-based compensation expense before taxes	415,480	273,092

Related income tax benefits	—	—
Share-based compensation expense	$415,480	$273,092

Net share-based compensation expense per basic and diluted share	$0.01	$0.00

Share-based compensation expense from:
Stock options	$360,480	$273,092
Restricted stock awards	55,000	—

Total	$415,480	$273,092

4. Inventory
Inventory consists of our Cumulase product and our Hylenex API as of March 31, 2007 and December 31, 2006 as follows:

	2007	2006
Raw materials	$399,407	$337,344
Work in process	63,576	76,257
Finished goods	12,202	28,891

	$475,185	$442,492

Inventories are used in the manufacture of the Company’s Cumulase and Hylenex products and are stated at the lower of cost or market.
5. Property and Equipment
Property and equipment consist of the following as of March 31, 2007 and December 31, 2006:

	2007	2006
Research equipment	$907,225	$805,077
Computer and office equipment	238,508	217,418
Leasehold improvements	215,592	179,822

	1,361,325	1,202,317
Less accumulated depreciation	(789,299)	(704,547)

	$572,026	$497,770

Depreciation and amortization expense totaled $86,635 and $52,985, for the three months ended March 31, 2007 and 2006, respectively.
6. Deferred Revenue
Deferred revenue consists of the following as of March 31, 2007 and December 31, 2006:

	2007	2006
Collaborative agreements	$29,552,337	$19,918,965
Prepaid royalties	1,000,000	—
Product sales	151,240	62,572

	30,703,577	19,981,537

Less: current portion	2,896,932	1,221,992

Long-term portion	$27,806,645	$18,759,545

Roche Agreement — On December 5, 2006, we entered into a license and collaborative agreement with F. Hoffmann-La Roche Ltd (“LTD”) and Hoffmann-La Roche Inc. (“INC”) (LTD and INC, collectively, “Roche”) (the “Roche Agreement”). Under the terms of the Roche Agreement, Roche will obtain a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20, our proprietary recombinant human hyaluronidase, and up to thirteen Roche target compounds resulting from the collaboration. Roche paid us $20 million in December 2006 as an initial upfront payment for the application of rHuPH20 to three pre-defined Roche biologic targets. Due to our continuing involvement obligations, revenue from the $20 million upfront payment was deferred and is being recognized over the term of the agreement. We recognized $289,854 in revenue from license fees in the three months ended March 31, 2007.
Baxter Agreements — On February 13, 2007, we amended certain agreements with Baxter for Hylenex and entered into a new agreement for kits and co-formulations with rHuPH20. Under the terms of these agreements, Baxter paid us an initial upfront payment of $10 million. In addition, Baxter will pay royalties on the sales of products covered under the agreements. Baxter prepaid $1 million of these royalties in connection with the execution of the agreements and Baxter will be obligated to prepay $9 million of additional royalties on or prior to January 1, 2009. Due to our continuing involvement obligations, revenue from the $10 million upfront payment was deferred and is being recognized over the term of the agreement. We recognized $76,774 in revenue from license fees in the three months ended March 31, 2007. In addition, the $1 million royalty prepayment was also deferred and will be recognized as revenue as we earn royalties from the sales of Hylenex.
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

	Three Months Ended
	March 31,
	2007	2006
Numerator — Net loss	$(3,357,304)	$(3,490,194)

Denominator — Weighted average shares outstanding	69,984,931	60,456,462

Net loss per share	$(0.05)	$(0.06)

Incremental common shares (not included because of their anti-dilutive nature)
Stock options and awards	8,650,443	8,599,833
Stock warrants	6,204,006	10,458,548

Potential common equivalents	14,854,449	19,058,381

8. Stockholders’ Equity
During January, February and March 2007, holders of the Company’s various outstanding warrants exercised rights to purchase 510,397 common shares for gross proceeds of approximately $357,909. Warrants to purchase approximately 6.2 million shares of our common stock are outstanding as of March 31, 2007. During January, February, and March 2007, holders of the Company’s various outstanding options exercised their rights to purchase 283,260 common shares for gross proceeds of approximately $459,918. Options to purchase approximately 8.7 million shares of our common stock are outstanding as of March 31, 2007. During February 2007, an affiliate of Baxter purchased 2,070,394 shares of Halozyme’s common stock for an aggregate of $20 million.
9. Commitments and Contingencies
Operating Leases — Our administrative offices and research facilities are currently located in San Diego, California. We lease 18,400 square feet of office and research space for approximately $34,000 per month. We have two separate leases for our facilities, which expire in December 2007. In February 2007, we leased an additional 2,540 square feet of office space in the same building, commencing on February 22, 2007 and expiring on December 31, 2007. Additionally we lease certain office equipment under operating leases. Rent expense totaled $95,000 and $62,000 for the three months ended March 31, 2007 and 2006, respectively.
Material Agreements — On February 13, 2007, we amended certain agreements with Baxter for Hylenex and entered into a new agreement for kits and co-formulations with rHuPH20. Under the terms of these agreements, Baxter paid us an initial upfront payment of $10 million and, pending the successful completion of a series of regulatory and sales events, Baxter may make milestone payments which could potentially reach a value of up to $25 million. In addition, Baxter will pay royalties on the sales of products covered under the agreements. Baxter prepaid $1 million of these royalties in connection with the execution of the agreements and Baxter will be obligated to prepay $9 million of additional royalties on or prior to January 1, 2009. Baxter will also now assume all development, manufacturing, clinical, regulatory, sales and marketing costs of the products covered by the agreements. We will continue to supply Baxter with the active pharmaceutical ingredient, and Baxter will fill and finish Hylenex and hold it for subsequent distribution. Baxter will obtain a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20, our proprietary recombinant human hyaluronidase, with Baxter hydration fluids and generic small molecule drugs (with the exception of combinations with (i) bisphosphonates, as well as (ii) cytostatic and cytotoxic chemotherapeutic agents, the rights to which have been retained by us). Additionally, Baxter will pay royalties on the sales, if any, of the products that result from the collaboration. In addition, on February 13, 2007, an affiliate of Baxter purchased 2,070,394 shares of Halozyme’s common stock for an aggregate of $20 million.
On December 5, 2006, we entered into a license and collaboration Agreement with Roche for Enhanze Technology. Under the terms of the agreement, Roche will obtain a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20, our proprietary recombinant human hyaluronidase, and up to thirteen Roche target compounds resulting from the collaboration. Roche paid us $20 million as an initial upfront payment for the application of rHuPH20 to three pre-defined Roche biologic targets. Pending the successful completion of a series of clinical, regulatory, and sales events, Roche may pay us further milestones which could potentially reach a value of up to $111 million. In addition, Roche may pay us royalties on potential product sales for these first three targets. Over the next ten years, Roche will also have the option to exclusively develop and commercialize rHuPH20 with an additional ten targets to be identified by Roche, provided that Roche will be obligated to pay continuing exclusivity maintenance fees to us in order to maintain its exclusive development rights for these targets. For each of the additional ten targets, Roche may pay us further upfront and milestone payments of up to $47 million per target as well as royalties on potential product sales for each of these additional ten targets. Additionally, Roche will obtain access to our expertise in developing and applying rHuPH20 to Roche targets. In addition, on December 5, 2006, an affiliate of Roche purchased 3,385,000 shares of common stock for an aggregate of approximately $11.1 million.
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

On December 30, 2005, we entered into a First Amendment to a November 15, 2002 license agreement (the “Agreement”) with the University of Connecticut Health Center (“UCHC”). The original license agreement provided for certain payments to be made to UCHC in connection with the development and commercialization of certain products defined in the Agreement. The First Amendment to the License Agreement (the “First Amendment”) calls for payments of a one time Supplemental License Fee of $25,000, a $250,000 Technology Access Fee and a Technology Fee of $2,500,000 to be paid to UCHC in annual installments of $250,000 payable in February each year commencing with 2006 and ending 2015. Other terms of the amendment include a termination clause which allows us to discontinue commercialization of certain products covered under the Agreement and to cease making the annual $250,000 payment with a one time termination fee of $250,000. The annual technology fee payments are recognized to expense on a straight-line basis.
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
The Emerging Issues Task Force (“EITF”) has two issues currently under consideration that may impact the Company. EITF 07-01, “Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property”, is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, is focused on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. The Company will continue to monitor the development of these EITF’s and evaluate the effects on its financial statements and disclosures.
12. Income Taxes
On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for

Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.
The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption is not material. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the three months ended March 31, 2007 and 2006, the Company has not recognized any interest or penalties. Upon adoption of FIN 48 on January 1, 2007, the Company did not record any interest or penalties.
The Company is subject to taxation in the US and various state jurisdictions. The Company’s tax years for 1998 and forward are subject to examination by the US and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.
The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flows. At January 1, 2007, we had net deferred tax assets of $17.8 million. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryfowards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset our net deferred tax asset. Additionally, the future utilization of our NOL and R&D credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. We have not yet determined whether such an ownership change has occurred, however, the Company plans to complete a Section 382 analysis regarding the limitation of the net operating losses and research and development credits. When this project is completed, the Company plans to update their unrecognized tax benefits under FIN 48. Therefore, the Company expects that the unrecognized tax benefits may change within 12 months of this reporting date. At this time, the Company cannot estimate how much the unrecognized tax benefits may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.
13. Subsequent Events
On April 23, 2007, Halozyme Therapeutics, Inc. (“Halozyme”), and New River Management V, LP (“New River”), entered into a definitive stock purchase agreement (the “Purchase Agreement”). Under the terms of the Purchase Agreement New River will purchase 3,500,000 newly-issued shares of Halozyme’s common stock for an aggregate price of $32,095,000. The sale of the shares is contingent upon the satisfaction of customary closing conditions, including the receipt of anti-trust clearance. If the necessary closing conditions are not met on or before July 6, 2007, then either party will have the right to not proceed with the transaction. The Company anticipates that the sale of the shares will be completed in late May 2007. Shareholder approval is not required for the sale of the Shares. The Company will not immediately file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of the shares, but we have agreed to file a registration statement with the SEC on or before November 1, 2007, covering the resale of the shares.
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
     Currently, we have only limited revenue from Cumulase product sales, the sale of the active pharmaceutical ingredient (“API”) for Hylenex, and revenue from collaborative agreements with Baxter and Roche. All of our potential products, with the exception of Cumulase and Hylenex, are either in the research, pre-clinical, or clinical stage. It may be years, if ever, before we are able to obtain the regulatory approvals necessary to generate meaningful revenue from the sale of these product candidates. In addition, we have only generated minimal revenue from our biopharmaceutical operations and we have had operating and net losses each year since inception, with an accumulated deficit of $44,456,544 as of March 31, 2007.
     We currently have an effective universal shelf registration statement which will permit us, from time to time, to offer and sell up to $32.5 million of additional equity or debt securities. Sales of substantial amounts of shares of our common stock pursuant to this registration statement or in connection with other transactions, or even the potential for such sales through the exercise of currently outstanding warrants, could lower the market price of our common stock and impair the Company’s ability to raise capital through the sale of equity securities. In the future, we may also issue additional options, warrants or other derivative securities convertible into Halozyme common stock to fund the continued development of our product candidates and other general corporate purposes.
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
     Revenues from collaborative and licensing agreements are recognized based on the performance requirements of the agreement. Revenue is deferred for fees received before earned. Non-refundable upfront fees, where we have an ongoing involvement or performance obligation, are recorded as deferred revenue and recognized as revenue over the contract or development period. In December 2006, we entered into the Roche Agreement which consists of non-refundable upfront license fees, reimbursements of research and development services and various performance or sales milestones and future product royalty payments. Due to our ongoing involvement obligation, we recorded the non-refundable upfront license fee received under the Roche Agreement as deferred revenue when received in December 2006 and recognized over the term of the contract.

     In addition, in February 2007, we entered into the Baxter Agreement which consists of non-refundable upfront license fees, reimbursements of research and development services and various performance or sales milestones and future product royalty payments. Due to our ongoing involvement obligation, we recorded the non-refundable upfront license fee received under the Baxter Agreement as deferred revenue when received in February 2007 and recognized over the term of the contract.
Costs and Expenses
     Cost of Sales. Cost of sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, and freight costs associated with the sales of Cumulase, and the API for Hylenex.
     Research and Development. Our research and development expenses consist primarily of costs associated with the development and manufacturing of our product candidates, compensation and other expenses for research and development personnel, supplies and materials, costs for consultants and related contract research, clinical trials, facility costs, and depreciation. We charge all research and development expenses to operations as they are incurred. Our research and development activities are primarily focused on the development of our Chemophase and Hylenex product candidates which are both based on our recombinant human PH20 (rHuPH20) enzyme, a human synthetic version of hyaluronidase. We completed enrollment in our Chemophase Phase I clinical trial in March 2006 and commenced patient enrollment in our Chemophase Phase I/IIa clinical trial in April 2006.
     Since our inception through March 31, 2007, we have incurred research and development costs of $31.1 million. From January 1, 2002 through March 31, 2007, approximately 51% of our research and development costs were associated with the research and development of our recombinant human PH20 enzyme used in our Cumulase and Hylenex products and approximately 15% of our research and development costs were associated with the development of our Chemophase product candidate. Due to the uncertainty in obtaining FDA approval, our reliance on third parties, and competitive pressures, we are unable to estimate with any certainty the additional costs we will incur in the continued development of our Hylenex product and our Chemophase product candidate for commercialization. However, we expect our research and development costs to increase substantially if we are able to advance our product candidates into later stages of clinical development.
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
     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and other expenses related to our corporate operations and administrative employees, accounting and legal fees, other professional services expenses, marketing expenses, as well as other expenses associated with operating as a publicly traded company. We anticipate continued increases in selling, general and administrative expenses as our operations continue to expand.
     Interest Income. Interest income consists primarily of income earned on our cash and cash equivalents. We anticipate increases in interest income due to increases in our cash and cash equivalents.

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
     Under the terms of our Baxter Agreement, we will supply Baxter the active pharmaceutical ingredient for Hylenex at our fully burdened cost plus a margin and Baxter will fill and finish Hylenex and hold it for subsequent distribution. Because of our continued involvement in the development and production process of Hylenex under the terms of the Baxter Agreement, the earnings process is not considered to be complete. Accordingly, we defer revenue and the related product costs resulting from transfers of the active pharmaceutical ingredient for Hylenex to Baxter until the product is filled, finished, packaged and released.
Revenues under Collaborative Agreements
     Revenues from collaborative and licensing agreements are recognized based on the performance requirements of the agreement. Revenue is deferred for fees received before earned. Non-refundable upfront fees, where we have an ongoing involvement or performance obligation, are recorded as deferred revenue and recognized as revenue over the contract or development period. In February 2007, we entered into the Baxter Agreement which consists of non-refundable upfront license fees, reimbursements of research and development services and various performance or sales milestones and future product royalty payments. Due to our ongoing involvement obligation, we recorded the non-refundable upfront license fee received under the Baxter Agreement as deferred revenue when received in February 2007 and recognized over the term of the contract.
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

Share-based Compensation Expense
     We grant options to purchase our common stock to our employees, directors and consultants under our stock option plans. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123, Share-Based Payment (“SFAS 123(R)”). Effective January 1, 2006, we adopted SFAS 123(R), including the provisions of the SEC’s Staff Accounting Bulletin No. 107 (“SAB 107”) and use the fair value method to account for share-based payments with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Total compensation cost for our share-based payments recognized for the three months ended March 31, 2007 was $415,000. Selling, general and administrative expense and research and development expense for the three months ended March 31, 2007 included share-based compensation of $270,000 and $145,000, respectively. As of March 31, 2007, $3.0 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 2.0 years.
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
     In addition, we have several contracts that extend across multiple reporting periods, including our largest contract representing a $260,000 development contract. We recognize expenses as the services are provided pursuant to management’s assessment of the progress that has been made to date. Such contracts require an assessment of the work that has been completed during the period, including measurement of progress, analysis of data that justifies the progress and management’s judgment. Based on Company experience and management’s intimate involvement with these outsourced contracts, it is reasonably likely that we may experience a 3% variance in our estimate of the work completed. A 3% variance in our estimate of the work completed in our largest contract could increase or decrease our operating expenses by $7,800, which would not represent a material change to historically reported results of operations.
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
Results of Operations — Comparison of Three Months Ended March 31, 2007 and 2006
Revenues — Product sales were $187,000 for the three months ended March 31, 2007 compared to $73,000 for the three months ended March 31, 2006, an increase of $114,000, or 156%. Cumulase product sales were $171,000 and $73,000 and sales of the API for Hylenex were $16,000 and $0 for the three months ended March 31, 2007 and 2006, respectively.
Revenues under collaborative agreements were $623,000 for the three months ended March 31, 2007 compared to $0 for the three months ended March 31, 2006. Revenues under collaborative agreements primarily consist of the amortization of upfront fees received from Baxter and Roche of $367,000 and research and development payments from Baxter and Roche of $256,000.
Cost of Sales — Cost of sales were $76,000 for the three months ended March 31, 2007 compared to $23,000 for the three months ended March 31, 2006, an increase of $53,000, or 230%. This was due to the increase in product sales for Cumulase and the API for Hylenex.
Research and Development — Research and development expenses were $2.8 million for the three months ended March 31, 2007 compared to $2.2 million for the three months ended March 31, 2006. Our research and development expenses consisted primarily of costs associated with the development and manufacturing of our product candidates, compensation and other expenses for research and development personnel, supplies and materials, costs for consultants and related contract research, facility costs, and depreciation. Research and development expenses increased by $637,000 primarily due to increased clinical trial costs of $344,000, higher compensation costs of $232,000 and increased share-based compensation costs of $47,000. We expect research and development costs to increase in future periods as we increase our research efforts, expand our clinical trials, and continue to develop and manufacture our product candidates.
Selling, General and Administrative — Selling, general and administrative expenses were $2.0 million for the three months ended March 31, 2007 compared to $1.5 million for the three months ended March 31, 2006. Selling, general and administrative expenses increased by $454,000 primarily due to increased compensation costs of $222,000, increased share-based compensation expenses of $96,000, increased professional fees of $85,000, which were primarily associated with higher audit and consulting fees related to internal controls documentation and testing under the Sarbanes-Oxley Act of 2002, and increased marketing costs of $50,000.

Share-Based Compensation — Through 2005, we accounted for our stock plans using the intrinsic value method and recorded no stock based compensation for options granted to employees. Effective at the beginning of 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” and elected to adopt the modified prospective application method. SFAS No. 123(R) requires us to use a fair-valued based method to account for share-based compensation. Accordingly, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employees’ requisite service period. Total compensation cost for our share-based payments for the three months ended March 31, 2007 was $415,000 compared to $273,000 for the three months ended March 31, 2006. Selling, general and administrative expense and research and development expense for the three months ended March 31, 2007 include share-based compensation of $270,000 and $145,000, respectively. As of March 31, 2007, $3.0 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 2.0 years. See Note 3, “Summary of Significant Accounting Policies — Share-Based Compensation” in the Notes to Condensed Consolidated Financial Statements for further discussion.
Interest Income — Interest income was $723,000 for the three months ended March 31, 2007 compared to $183,000 for the three months ended March 31, 2006. The increase in interest income was a result of maintaining higher average cash balances during 2007. We anticipate continued increases in interest income due to increases in our cash and cash equivalents.
Net Loss — Net loss for the three months ended March 31, 2007 was $3.4 million, or $0.05 per common share, compared to $3.5 million, or $0.06 per common share for the three months ended March 31, 2006. The decrease in net loss was due to an increase in revenues and interest income partially offset by an increase in operating expenses.
Liquidity and Capital Resources
     As of March 31, 2007, cash and cash equivalents were $71.0 million versus $44.2 million as of December 31, 2006, an increase of $26.8 million. This increase resulted primarily from the $10 million initial up front payment received from Baxter, $1 million in prepaid royalties received from Baxter, $20.0 million in net proceeds from the sale of common stock to Baxter, and net proceeds from the exercise of warrants and stock options of $0.8 million during the three months ended March 31, 2007, offset by our net cash used in operations and for the purchase of property and equipment for the three months ended March 31, 2007.
Operating activities
     Net cash provided by operations was $6.2 million during the three months ended March 31, 2007 compared to $2.8 million of cash used in operations during the three months ended March 31, 2006. This change was due to the $11 million initial up front payments received from Baxter in 2007 of which $10.9 million was recorded as deferred revenue.
Investing activities
     Net cash used in investing activities was $161,000 during the three months ended March 31, 2007 compared to $39,000 during the three months ended March 31, 2006. This was due to the increased purchase of property and equipment during the three months ended March 31, 2007.
Financing activities
     Net cash provided by financing activities was $20.8 million during the three months ended March 31, 2007 compared to $1.3 million during the three months ended March 31, 2006. In February 2007, we sold common stock for approximately $20 million, net of issuance costs. Additionally, we received approximately $0.8 million in net proceeds from warrant and stock option exercises during the three months ended March 31, 2007.
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

     We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months. Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds from our recent Roche and Baxter collaborations. We may finance future cash needs through the sale of other equity securities, the exercise of our callable warrants, strategic collaboration agreements, debt financing, or any combination of the foregoing. On June 10, 2005, we filed a shelf registration statement on Form S-3 (Registration No. 333-125731), which was declared effective on June 17, 2005, which initially allowed us, from time to time, to offer and sell up to $50 million of equity or debt securities. We have previously sold common stock under this registration statement for an aggregate of approximately $17.5 million, so we currently have the ability to issue debt and equity securities for an aggregate of $32.5 million. We cannot be certain that our existing cash and cash equivalents will be adequate for our anticipated needs or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs or delay the launch of our product candidates. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders could result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
Off-Balance Sheet Arrangements — As of March 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Risk Factors
The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this quarterly report and those we may make from time to time. For a more detailed discussion of the factors that could cause actual results to differ, see the Risk Factors section in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2007.
Risks Related To Our Business
We have generated only minimal revenue from product sales to date; we have a history of net losses and negative cash flow, and we may never achieve or maintain profitability.
     We have generated only minimal revenue from product sales to date and may never generate significant revenues from future product sales. Even if we do achieve significant revenues from product sales, licensing revenues and milestone payments, we expect to incur significant operating losses over the next several years. We have never been profitable, and we may never become profitable. Through March 31, 2007, we have incurred aggregate net losses of $44,456,544.
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

     Currently, warrants to purchase approximately 5.9 million shares of our common stock are outstanding and this amount of outstanding warrants may make us a less desirable candidate for investment for some potential investors. Approximately 2.1 million of our outstanding warrants contain a call feature that, potentially, may allow us to raise funds from the holders of these warrants. If our common stock closes at a price equal to or greater than $2.00 per share for twenty consecutive trading days, we have the ability, at our sole discretion, to call warrants exercisable for up to approximately 1.9 million shares of common stock, provided that we have not exercised a call right in the preceding three months. Upon such a call, the holders of these warrants have thirty days to decide whether to either exercise their warrants at a price of $1.75 per share or receive $0.01 from us for each share of common stock that is not exercised. If we need to raise funds in the future and we wish to utilize this call right, we will not be able to exercise the call right if we do not meet the minimum closing price condition and, even if we meet this condition, we cannot be sure of the amounts that will be raised by such a call because some or all warrant holders may decide not to exercise their warrants.
     Considering our stage of development and the nature of our capital structure, if we are required to raise additional capital in the future, the additional financing may not be available on favorable terms, or at all. If we are successful in raising additional capital, a substantial number of additional shares may be issued and these shares will dilute the ownership interest of our current investors.
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
     In the event that any of our product candidates are used in clinical trials or receive the necessary regulatory approval for commercialization, we rely on third parties to prepare, fill, finish, and package the products prior to their distribution. If we are unable to locate third parties to perform these functions on terms that are economically acceptable to us, the progress of clinical trials could be delayed or even suspended and the commercialization of approved product candidates could be delayed or prevented. We currently utilize a third-party to prepare, fill, finish, and package Cumulase. This third party has only limited experience manufacturing Cumulase batches and we rely on its ability to successfully manufacture Cumulase according to product specifications. In addition, one of our distributors, who utilizes our raw material for Cumulase in production of their proprietary product, is experiencing technical challenges integrating our raw material into their proprietary manufacturing process. If our third party manufacturer is unable to successfully manufacture Cumulase, or if our distributor is unable to resolve their technical issues, we may be unable to supply enough Cumulase product to meet demand. In addition, we currently utilize a subsidiary of Baxter to prepare, fill, finish, and package Hylenex under a development and supply agreement. Baxter has only limited experience manufacturing Hylenex batches and we rely on its ability to successfully manufacture Hylenex batches according to product specifications. Any delays or interruptions in Baxter’s ability to manufacture Hylenex batches could have a material adverse impact on our business and financial condition.
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
     As a result of our January 2004 private financing transaction, we issued warrants to private investors for the purchase of 10,461,943 shares of common stock at purchase prices ranging from $0.77 to $1.75 per share. Currently, approximately 3.3 million shares of common stock remain issuable upon the exercise of these warrants. As a result of our October 2004 financing transaction, we issued warrants for the purchase of 2,709,542 shares of common stock at a purchase of $2.25 per share. The exercise of these warrants could result in significant dilution to stockholders at the time of exercise which could negatively affect our stock price.

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
     We participate in a highly dynamic industry, which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low stock prices during the twelve months ended March 31, 2007 were $9.70 and $2.15, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this report and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:
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
     We may have the ability to redeem certain outstanding warrants, under certain conditions, that may be exercised for approximately 2.1 million shares of common stock. The redemption price for these warrants is $0.01 per share, but the warrant holders have the opportunity to exercise their warrants prior to redemption at the price of $1.75 per share. If we decide to redeem any portion of our outstanding warrants in the future, some selling security holders may choose to sell outstanding shares of common stock in order to finance the exercise of the warrants prior to their redemption. This pattern of selling may result in a reduction of our common stock’s market price.

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
Changes in Internal Control Over Financial Reporting
     There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors
     A description of the risk factors associated with our business is included under “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in Item 2 of Part I of this report. This description includes any changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1 of our 2006 Annual Report on Form 10-K and is incorporated herein by reference. There are no material changes to the risk factors described in our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During January, February, and March 2007, holders of the Company’s various outstanding warrants exercised rights to purchase 510,397 common shares for gross proceeds of approximately $358,000. The shares and underlying warrants were purchased for investment in a private placement exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibit	Title

3.1	Amended and Restated Articles of Incorporation, as filed with the Nevada Secretary of State on May 4, 2006 (1)

3.2	Certificate of Designation, Preferences and Rights of the terms of the Series A Preferred Stock (1)

3.3	Bylaws as Amended (2)

4.1	Rights Agreement between Corporate Stock Transfer, as rights agent, and Registrant, dated May 4, 2006 (1)

10.1	License Agreement between University of Connecticut and Registrant, dated November 15, 2002 (3)

10.2*	Agreement for Services between Avid Bioservices, Inc. and Registrant, dated November 19, 2003 (3)

10.3*	Distribution Agreement between MidAtlantic Diagnostics, Inc. and Registrant, dated January 30, 2004 (3)

10.4*	Distribution Agreement between MediCult AS and Registrant, dated February 9, 2004 (3)

10.5	2004 Stock Plan and Form of Option Agreement thereunder (4)

10.6	Form of Indemnity Agreement for Directors and Executive Officers (4)

10.7	Form of Callable Stock Purchase Warrant (4)

10.8	Form of Common Stock Purchase Warrant (5)

10.9	DeliaTroph Pharmaceuticals, Inc. 2001 Amended and Restated Stock Plan and form of Stock Option Agreements for options assumed thereunder (6)

Exhibit	Title
10.10	Nonstatutory Stock Option Agreement With Andrew Kim (6)

10.11*	Commercial Supply Agreement with Avid Bioservices, Inc. and Registrant, dated February 16, 2005 (7)

10.12	Halozyme Therapeutics, Inc. 2005 Outside Directors’ Stock Plan (8)

10.13	Placement Agent Agreement, dated as of December 12, 2005 between Registrant, SG Cowen & Co., LLC, Rodman & Renshaw, LLC and Roth Capital Partners, LLC (9)

10.14	Placement Agent Agreement, dated as of December 13, 2005 between Registrant, SG Cowen & Co., LLC, Rodman & Renshaw, LLC and Roth Capital Partners, LLC (10)

10.15	First Amendment to the License Agreement between University of Connecticut and Registrant, dated January 9, 2006 (11)

10.16	Halozyme Therapeutics, Inc. 2006 Stock Plan (13)

10.17	First Amendment to Standard Industrial Net Lease between Registrant and Sorrento Square, dated as of July 1, 2006 (14)

10.18	Second Amendment to Standard Industrial Net Lease between Registrant and Sorrento Square, dated as of July 1, 2006 (14)

10.19	Form of Stock Option Agreement (2005 Outside Directors’ Stock Plan) (15)

10.20	Form of Restricted Stock Agreement (2005 Outside Directors’ Stock Plan) (15)

10.21	Form of Stock Option Agreement (2006 Stock Plan) (15)

10.22	Form of Restricted Stock Agreement (2006 Stock Plan) (15)

10.23*	License and Collaboration Agreement between F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and Registrant dated December 5, 2006 (16)

10.24	Stock Purchase Agreement between Roche Finance Ltd and Registrant, dated December 5, 2006 (16)

10.25*	First Amendment to the Commercial Supply Agreement between Avid Bioservices, Inc. and Registrant, dated December 15, 2006 (17)

10.26*	Amended and Restated Exclusive Distribution Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 13, 2007 (18)

10.27*	Amended and Restated Development and Supply Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 13, 2007 (18)

10.28*	License and Collaboration Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 13, 2007 (18)

10.29	Stock Purchase Agreement between Baxter International, Inc. and Registrant, dated February 13, 2007 (18)

10.30	Stock Purchase Agreement between New River Management V, LP and Registrant, dated April 23, 2007 (19)

21.1	Subsidiaries of Registrant (12)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 8, 2006.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 14, 2004, and Exhibit 99.2 of Registrant’s Current Report on Form 8-K, filed July 6, 2005.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Commission on April 23, 2004.

(4)	Incorporated by reference to the Registrant’s amendment number two to the Registration Statement on Form SB-2 filed with the Commission on July 23, 2004.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed October 15, 2004.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on October 26, 2004.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 22, 2005.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 6, 2005.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 13, 2005.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 14, 2005.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed January 12, 2006.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB/A, filed March 29, 2005.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 24, 2006.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed August 8, 2006.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed August 8, 2006.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, filed December 15, 2006.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 21, 2006.

(18)	Incorporated by reference to the Registrants’ Current Report on Form 8-K/A, filed February 20, 2007.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 24, 2007.

*	Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted from this agreement and have been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of San Diego, on May 10, 2007.

Halozyme Therapeutics, Inc., a Nevada corporation
Date: May 10, 2007	By:	/s/ Jonathan E. Lim
Jonathan E. Lim, MD
	Its:	President, Chief Executive Officer, (Principal Executive Officer)

Date: May 10, 2007	By:	/s/ David A. Ramsay
David A. Ramsay
	Its:	Secretary, Chief Financial Officer (Principal Financial and Accounting Officer)