Form 10-Q
period 2007-06-30
HALOZYME THERAPEUTICS INC
filed 2007-08-09
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 3, 2007 was 76,510,190.

HALOZYME THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash and cash equivalents	$100,595,143	$44,189,403
Accounts receivable	401,932	370,068
Inventory	620,260	442,492
Prepaid expenses and other assets	1,326,775	591,587

Total current assets	102,944,110	45,593,550
Property and equipment, net	1,182,661	497,770

Total assets	$104,126,771	$46,091,320

Liabilities and Stockholders’ Equity
Accounts payable	$1,548,430	$2,017,395
Accrued expenses	1,454,459	1,011,153
Deferred revenue	2,998,467	1,221,992

Total current liabilities	6,001,356	4,250,540
Deferred revenue, net of current portion	27,370,223	18,759,545
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock — $.001 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $.001 par value; 150,000,000 shares authorized; 76,314,190 and 68,736,993 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	76,314	68,737
Additional paid-in capital	119,937,129	64,111,738
Accumulated deficit	(49,258,251)	(41,099,240)

Total stockholders’ equity	70,755,192	23,081,235

Total liabilities and stockholders’ equity	$104,126,771	$46,091,320

See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Product sales	$169,082	$119,662	$356,168	$192,943
Revenues under collaborative agreements	539,434	—	1,162,563	—

Total revenues	708,516	119,662	1,518,731	192,943

Operating expenses:
Cost of sales	75,518	16,538	151,746	39,498
Research and development	4,083,885	1,914,925	6,913,249	4,106,994
Selling, general and administrative	2,381,827	1,603,172	4,366,861	3,134,464

Total operating expenses	6,541,230	3,534,635	11,431,856	7,280,956

Operating loss	(5,832,714)	(3,414,973)	(9,913,125)	(7,088,013)
Interest income	1,031,007	182,182	1,754,114	365,028

Net loss	$(4,801,707)	$(3,232,791)	$(8,159,011)	$(6,722,985)

Basic and diluted net loss per share	$(0.07)	$(0.05)	$(0.11)	$(0.11)

Shares used in computing basic and diluted net loss per share	73,217,967	61,841,867	71,610,380	61,152,991

See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2007	2006
Operating activities:
Net loss	$(8,159,011)	$(6,722,985)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	1,056,464	577,982
Depreciation and amortization	209,766	109,640
Loss on disposal of equipment	731	1,405
Issuance of stock options for services	—	9,322
Changes in operating assets and liabilities:
Accounts receivable	(31,864)	13,177
Inventory	(177,768)	(135,101)
Prepaid expenses and other assets	(735,188)	(254,212)
Accounts payable and accrued expenses	(25,659)	(14,709)
Deferred revenue	10,387,153	137,131

Net cash provided by (used in) operating activities	2,524,624	(6,278,350)

Investing activities:
Purchases of property and equipment	(895,388)	(99,239)

Net cash used in investing activities	(895,388)	(99,239)

Financing activities:
Proceeds from issuance of common stock, net	51,989,488	—
Proceeds from exercise of stock options	1,460,895	35,975
Proceeds from exercise of warrants, net	1,326,121	2,309,177

Net cash provided by financing activities	54,776,504	2,345,152

Net increase (decrease) in cash and cash equivalents	56,405,740	(4,032,437)
Cash and cash equivalents at beginning of period	44,189,403	19,132,194

Cash and cash equivalents at end of period	$100,595,143	$15,099,757

See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization and Business
     Halozyme Therapeutics, Inc. (“Halozyme” or the “Company”) is a biopharmaceutical company developing and commercializing products based on the extracellular matrix for the drug delivery, oncology and dermatology markets.
     The Company’s operations to date have been limited to organizing and staffing the Company, acquiring, developing and securing its technology and undertaking product development for its existing products and a limited number of product candidates. The Company has two products: Cumulase®, a product used for in vitro fertilization, and Hylenex, a product used as an adjuvant to increase the absorption and dispersion of other injected drugs and fluids. The Company has only limited revenues from the sales of these products.
2. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The unaudited financial information for the interim periods presented reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Operating results for interim periods are not necessarily indicative of the operating results for an entire fiscal year.
     The condensed consolidated financial statements include the accounts of Halozyme and its wholly owned subsidiary, Halozyme, Inc. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts, as well as disclosures of commitments and contingencies in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the current year presentation.
3. Summary of Significant Accounting Policies
Revenue Recognition
     The Company generates revenues from product sales and collaborative agreements. Payments received under collaborative agreements may include nonrefundable fees at the inception of the agreements, milestone payments for specific achievements designated in the collaborative agreements, reimbursements of research and development services and/or royalties on sales of products resulting from collaborative arrangements.
     The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.

     Product Sales — Revenues from the sale of Cumulase are recognized when the transfer of ownership occurs which is upon shipment to the distributors. The Company is not obligated to accept returns for the sale of Cumulase once it has reached its expiration date. Therefore, no allowance for product returns has been established.
     In accordance with the Amended and Restated Development and Supply Agreement (the “Development and Supply Agreement”) with Baxter Healthcare Corporation (“Baxter”), the Company supplies Baxter with the active pharmaceutical ingredient (“API”) for Hylenex at its fully burdened cost plus a margin. Baxter fills and finishes Hylenex and holds it for subsequent distribution. After determining that Hylenex meets product specifications, the Company releases it. Because of the Company’s continued involvement in the development and production process of Hylenex, the earnings process is not considered to be complete. Accordingly, the Company defers the revenue and related product costs on the API for Hylenex until the product is filled, finished, packaged and released. Baxter may only return the API for Hylenex to the Company if it does not conform to the specified criteria set forth in the Development and Supply Agreement or upon termination of such Agreement. The Company has historically demonstrated that the API shipped to Baxter has consistently met the specified criteria. Therefore, no allowance for product returns has been established. In addition, the Company receives product-based payments upon the sale of Hylenex by Baxter, in accordance with the terms of the Baxter Agreements. Product sales revenues are recognized as the Company earns such revenues based on Baxter’s shipments of Hylenex to its distributors when such amounts can be reasonably estimated. Baxter prepaid $1 million of such product-based payments which was deferred and is being recognized as earned.
     Collaborative Agreements – The Company analyzes each element of its collaborative agreements to determine the appropriate revenue recognition. The Company recognizes revenue on nonrefundable upfront payments in which it has an ongoing involvement or performance obligation over the period of significant involvement under the related agreements. The Company recognizes milestone payments upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement and (2) the fees are nonrefundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue. Reimbursements of research and development services are recognized as revenue during the period in which the services are performed. Royalties to be received based on sales of licensed products by the Company’s collaborators incorporating the Company’s products are recognized as earned.
Costs and Expenses
     The Company’s costs and expenses include the following:
     Cost of Sales. Cost of sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs and freight costs associated with the sales of Cumulase, and the API for Hylenex.
     Research and Development Expenses. Research and development expenses consist primarily of costs associated with the development and manufacturing of the Company’s product candidates, compensation and other expenses for research and development personnel, supplies and materials, costs for consultants and related contract research, clinical trials, facility costs, and depreciation. The Company charges all research and development expenses to operations as they are incurred, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, Accounting for Research and Development Costs. The Company’s research and development activities are primarily focused on the development of its Chemophase and Enhanze™ Technology product candidates, both of which are based on the Company’s proprietary recombinant human PH20 enzyme (“rHuPH20”).
     The Company’s expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions, clinical research organizations, and other vendors that conduct and manage clinical trials on its behalf.
     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and other expenses related to the Company’s corporate operations and administrative employees, accounting and legal fees, other professional services expenses, marketing expenses, as well as other expenses associated with operating as a publicly traded company.

Share-Based Compensation
     The Company accounts for share-based awards exchanged for employee services in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123R”). Under SFAS 123R, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee’s requisite service period.
     Total share-based compensation expense related to all of the Company’s share-based awards for the three and six months ended June 30, 2007 and 2006 was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Research and development	$157,564	$104,628	$302,886	$203,208
Selling, general and administrative	483,420	200,261	753,578	374,774

Share-based compensation expense before tax	640,984	304,889	1,056,464	577,982
Related income tax benefit	—	—	—	—

Share-based compensation expense, net of tax	$640,984	$304,889	$1,056,464	$577,982

Net share-based compensation expense per basic and diluted share	$0.01	$0.00	$0.01	$0.01

Share-based compensation expense from:
Stock options	$465,608	$275,146	$826,088	$548,239
Restricted stock awards	175,376	29,743	230,376	29,743

	$640,984	$304,889	$1,056,464	$577,982

4. Inventory
Inventory consisted of the following:

	June 30,	December 31,
	2007	2006
Raw materials	$522,911	$337,344
Work in process	97,349	76,257
Finished goods	—	28,891

	$620,260	$442,492

Inventory is used in the manufacture of the Company’s Cumulase and Hylenex products and is stated at the lower of cost or market.
5. Property and Equipment
Property and equipment, net consisted of the following:

	June 30,	December 31,
	2007	2006
Research equipment	$1,537,619	$805,077
Computer and office equipment	341,226	217,418
Leasehold improvements	215,592	179,822

	2,094,437	1,202,317
Accumulated depreciation and amortization	(911,776)	(704,547)

	$1,182,661	$497,770

Depreciation and amortization expense totaled $123,131 and $209,766, for the three and six months ended June 30, 2007, respectively, and $56,655 and $109,640 for the three and six months ended June 30, 2006, respectively.

6. Deferred Revenue
Deferred revenue consisted of the following:

	June 30,	December 31,
	2007	2006
Collaborative agreements	$29,115,915	$19,918,965
Product sales	1,252,775	62,572

	30,368,690	19,981,537
Less current portion	(2,998,467)	(1,221,992)

	$27,370,223	$18,759,545

     Roche Agreement — In December 2006, the Company entered into a license and collaboration agreement with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (collectively, “Roche”) for Enhanze Technology (the “Roche Agreement”). Under the terms of the Roche Agreement, Roche will obtain a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 and up to thirteen Roche target compounds resulting from the collaboration. Roche paid the Company a nonrefundable initial license fee of $20 million in December 2006 for the application of rHuPH20 to three pre-defined Roche biologic targets. The $20 million upfront payment was deferred and is being recognized over the term of the agreement. The Company recognized $289,854 and $579,708 in revenues under the Roche Agreement for the three and six months ended June 30, 2007, respectively.
     Baxter Agreements – In February 2007, the Company amended certain agreements with Baxter for Hylenex and entered into a new agreement for kits and co-formulations with rHuPH20 (the “Baxter Agreements”). Under the terms of the Baxter Agreements, Baxter paid the Company a nonrefundable upfront payment of $10 million. Due to the Company’s continuing involvement obligations, the $10 million upfront payment was deferred and is being recognized over the term of the agreements. The Company recognized $146,568 and $223,342 in revenues under the Baxter Agreements for the three and six months ended June 30, 2007, respectively.
     In addition, Baxter will make payments to the Company based on sales of the products covered under the Baxter Agreements. Baxter prepaid $1 million of such product-based payments in connection with the execution of the Baxter Agreements and is obligated to prepay $9 million of additional product-based payments on or prior to January 1, 2009. The $1 million prepaid product-based payment was deferred and is being recognized as product sales revenues as the Company earns such revenues from the sales of Hylenex by Baxter.
7. Net Loss Per Share
     Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period increased by the weighted average number of dilutive common share equivalents, such as stock options, awards and warrants, outstanding during the period, using the treasury stock method. Such common share equivalents have not been included in the Company’s computation of net loss per share as their effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator — Net loss	$(4,801,707)	$(3,232,791)	$(8,159,011)	$(6,722,985)
Denominator — Weighted average shares outstanding	73,217,967	61,841,867	71,610,380	61,152,991
Net loss per share	$(0.07)	$(0.05)	$(0.11)	$(0.11)

Common share equivalents not included because of their anti-dilutive effect:
Stock options and awards	8,291,975	8,472,199	8,291,975	8,472,199
Warrants	5,575,881	9,870,048	5,575,881	9,870,048

	13,867,856	18,342,247	13,867,856	18,342,247

8. Stockholders’ Equity
     During the six months ended June 30, 2007, holders of the Company’s outstanding warrants exercised rights to purchase 1,138,522 common shares for net proceeds of $1,326,121. Warrants to purchase approximately 5.6 million shares of the Company’s common stock were outstanding as of June 30, 2007. During the six months ended June 30, 2007, holders of the Company’s outstanding options exercised rights to purchase 837,400 common shares for net proceeds of $1,460,895. Options to purchase approximately 8.2 million shares of the Company’s common stock were outstanding as of June 30, 2007.
     On April 23, 2007, the Company entered into a definitive stock purchase agreement (the “Purchase Agreement”) with New River Management V, LP (“New River”). Under the terms of the Purchase Agreement, New River purchased 3.5 million newly-issued shares of the Company’s common stock for an aggregate price of approximately $32.1 million. The sale of the shares was completed on May 31, 2007. The Company has agreed to file a registration statement with the SEC on or before November 1, 2007 covering the resale of these shares.
     In February 2007, an affiliate of Baxter purchased approximately 2.1 million shares of the Company’s common stock for an aggregate price of approximately $20 million.
9. Commitments and Contingencies
     Operating Leases — The Company’s administrative offices and research facilities are located in San Diego, California. The Company leases 18,400 square feet of office and research space for approximately $34,000 per month. The Company has two separate leases for its facilities which expire in December 2007. Additionally, the Company leases certain office equipment under operating leases. Rent expense totaled approximately $102,000 and $197,000 for the three and six months ended June 30, 2007, respectively, and $62,000 and $125,000 for the three and six months ended June 30, 2006, respectively. See Note 13, Subsequent Events.
     Material Agreements — In accordance with the Baxter Agreements, pending the successful completion of a series of regulatory and sales events, Baxter will make milestone payments to the Company which could potentially reach a value of up to $25 million. In addition, Baxter will make payments to the Company based on sales of products covered under the Baxter Agreements. Baxter will also now assume all development, manufacturing, clinical, regulatory, sales and marketing costs of the products covered by the Baxter Agreements. The Company will continue to supply Baxter with the API for Hylenex, and Baxter will fill and finish Hylenex and hold it for subsequent distribution. In addition, Baxter will obtain a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with Baxter hydration fluids and generic small molecule drugs, with the exception of combinations with (i) bisphosphonates, as well as (ii) cytostatic and cytotoxic chemotherapeutic agents, the rights to which have been retained by the Company. Additionally, Baxter will make payments to the Company based on the sales, if any, of the products that result from the collaboration.
     In accordance with the terms of the Roche Agreement, pending the successful completion of a series of clinical, regulatory, and sales events, Roche will pay the Company milestone payments which could potentially reach a value of up to $111 million. In addition, Roche will pay the Company royalties on product sales, if any, on the three pre-defined Roche biologic targets. Over the next ten years, Roche will also have the option to exclusively develop and commercialize rHuPH20 with an additional ten targets to be identified by Roche, provided that Roche will be obligated to pay the Company continuing exclusivity maintenance fees in order to maintain its exclusive development rights for these targets. For each of the additional ten targets, Roche will pay the Company further upfront and milestone payments of up to $47 million per target, as well as royalties on product sales, if any, for each of these additional ten targets. Additionally, Roche will obtain access to the Company’s expertise in developing and applying rHuPH20 to Roche targets.
     In December 2006, the Company amended its Commercial Supply Agreement (the “Amendment”) with Avid Bioservices, Inc. (“Avid”) which was originally entered into in February 2005. Under the terms of the Amendment, the Company is committed to certain minimum annual purchases of API equal to two quarters of forecasted supply. In addition, Avid has the right to manufacture and supply a certain percentage of the API that will be used in the Company’s Cumulase and Hylenex products.
     In December 2005, the Company entered into a First Amendment to the License Agreement (the “Agreement”) with the University of Connecticut Health Center (“UCHC”). The Agreement provided for certain payments to be made to UCHC in connection with the development and commercialization of certain products defined in the

Agreement. The First Amendment to the Agreement (the “First Amendment”) required the Company to pay a one time Supplemental License Fee of $25,000 and a Technology Access Fee of $250,000 in 2005. In addition, the First Amendment required the payment of a Technology Fee of $2,500,000 which is payable to UCHC in annual installments of $250,000 through February 2015. Other terms of the First Amendment include a termination clause which allows the Company to discontinue commercialization of certain products covered under the Agreement and to cease making the annual $250,000 technology fee payments with a one time termination fee of $250,000. The annual Technology Fee is accrued monthly on a straight-line basis as research and development expense.
     Legal Contingencies — In the ordinary course of business, the Company may face various claims brought by third parties, including claims relating to the safety or efficacy of its products. Any of these claims could subject the Company to costly litigation and, while the Company generally believes that it has adequate insurance to cover many different types of liabilities, its insurance carriers may deny coverage or the Company’s policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on the Company’s operations and financial position. Additionally, any such claims, whether or not successful, could damage the Company’s reputation and business.
10. Segment Information
     The Company operates in one segment which is the research, development and commercialization of products for the drug delivery, oncology, and dermatology markets. The chief operating decision-makers review the Company’s operating results on an aggregate basis and manage its operations as a single operating segment.
11. Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosure about fair value measurements. The Company will be required to adopt SFAS 157 in the first quarter of 2008. The Company does not expect the adoption of SFAS 157 to significantly affect its consolidated financial position or results of operations.
     In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, which requires that non-refundable advance payments for goods or services that will be used or performed in future research and development activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or the related services are performed. The Company will adopt EITF Issue No. 07-3 in the first quarter of 2008, and it is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
     The EITF is currently considering EITF Issue No. 07-1, Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property, which is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. The Company will continue to monitor the development of EITF Issue No. 07-1 and evaluate the effects, if any, on its consolidated financial position or results of operations.
12. Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations. At the date of adoption and at June 30, 2007, the Company’s unrecognized income tax benefits and uncertain tax provisions were not material.
     Interest and/or penalties related to uncertain income tax positions are recognized by the Company as a component of income tax expense. Upon adoption of FIN 48 and for the six months ended June 30, 2007, the Company did not recognize any interest or penalties.
     The Company is subject to taxation in the U.S. and in various state jurisdictions. The Company’s tax years for 1998 and forward are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

     At January 1, 2007, the Company had net deferred tax assets of $17.8 million. The deferred tax assets are primarily comprised of federal and state tax net operating loss (“NOL”) carryforwards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the Company’s net deferred tax assets. Additionally, the future utilization of the Company’s NOL and R&D credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred, however, the Company plans to complete a Section 382 analysis regarding the limitation of the net operating losses and research and development credits. When this project is completed, the Company plans to update its unrecognized tax benefits under FIN 48. Therefore, the Company expects that the unrecognized tax benefits may change upon completion of its Section 382 analysis. At this time, the Company cannot estimate how much the unrecognized tax benefits may change. The deferred tax assets will be reduced by any carryforwards that expire prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate.
13. Subsequent Events
     On July 2, 2007, the Company entered into two sublease agreements with Avanir Pharmaceuticals, Inc. (“Avanir”) for Avanir’s excess leased facilities in San Diego, California (the “Subleases”). The Company will sublease approximately 48,800 square feet of office and laboratory space for an initial monthly rent expense of approximately $112,000, net of costs and property taxes associated with the operation and maintenance of the subleased facilities. In addition, the Company will pay a pro rata share of operating costs, insurance costs, costs of utilities and real property taxes incurred by Avanir for the subleased facilities.
     One of the Subleases is only applicable to a portion of the office and research facilities through August 2008 so, on July 26, 2007, the Company entered into a lease agreement (the “Lease”) with BC Sorrento, LLC (“BC Sorrento”) for these facilities through January 2013. Payment obligation under the Lease will not commence until September 2008 after the obligations in the short-term Sublease have concluded.
     Connie Matsui, a director of the Company, and her husband have a controlling ownership interest in an entity that holds a minority ownership position in BC Sorrento. In addition, this entity currently serves as the managing member of BC Sorrento. The transaction with BC Sorrento was reviewed and approved by the Company’s Board of Directors in accordance with the Company’s related party transaction policy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     As used in this report, unless the context suggests otherwise, the terms “we,” “our,” “ours,” and “us” refer to Halozyme Therapeutics, Inc., and its wholly owned subsidiary, Halozyme, Inc., which are sometimes collectively referred to herein as “the Company.”
     The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission, or SEC, on March 9, 2007.
     Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current forecast of certain aspects of our future. You can identify most forward-looking statements by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements due to a number of factors including, but not limited to, those set forth below under the caption “Risks Related to Our Business” and elsewhere in this Quarterly Report.
Overview
     We are a biopharmaceutical company dedicated to the development and commercialization of products based on the extracellular matrix for the drug delivery, oncology and dermatology markets. Our existing products and our products under development are based on intellectual property covering the family of human enzymes known as hyaluronidases. Hyaluronidases are enzymes (proteins) that break down hyaluronic acid which is a naturally occurring substance in the human body. Our technology is based on our proprietary recombinant human PH20 enzyme, or rHuPH20, a human synthetic version of hyaluronidase that degrades hyaluronic acid, a space-filling, gel-like substance that is a major component of tissues throughout the body, such as skin and cartilage. The PH20 enzyme is a naturally occurring enzyme that digests hyaluronic acid to temporarily break down the gel, thereby facilitating the penetration and diffusion of other drugs and fluids that are injected under the skin or in the muscle. It also degrades the cumulus matrix surrounding oocytes (eggs) facilitating in vitro fertilization, or IVF.
     Our operations to date have been limited to organizing and staffing the Company, acquiring, developing and securing our technology and undertaking product development for our existing products and a limited number of product candidates. We have launched two products: Cumulase®, a product used for IVF, and Hylenex, a product used as an adjuvant to increase the absorption and dispersion of other injected drugs and fluids. Currently, we have only limited revenue from the sales of Cumulase and Hylenex, in addition to revenues from collaborative agreements with Baxter Healthcare Corporation, or Baxter, and F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc., collectively Roche. Revenues from product sales depend on our ability to develop, manufacture, obtain regulatory approvals for and successfully commercialize our product candidates. All of our product candidates are in the research, pre-clinical, or clinical stage. It may be years, if ever, before we are able to obtain the regulatory approvals necessary to generate meaningful revenue from the sale of these product candidates. We have incurred net operating losses each year since inception, with an accumulated deficit of approximately $49.3 million as of June 30, 2007.
     We currently have an effective universal shelf registration statement which will permit us, from time to time, to offer and sell up to $32.5 million of additional equity or debt securities. Sales of a substantial number of shares of our common stock pursuant to this registration statement or in connection with other transactions, or even the potential for such sales through the exercise of currently outstanding warrants, could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities. In the future, we may issue additional options, warrants or other derivative securities convertible into our common stock to fund the continued development of our product candidates and for other general corporate purposes.
Current Products and Product Candidates
     We have two marketed products and multiple product candidates targeting several indications in various stages of development. The following table summarizes our lead clinical product and pipeline candidates:

Product	Indication (Brief Description)	Development Status
Cumulase	In vitro fertilization	Marketed
Hylenex	Agent for drug and fluid infusion	Marketed
Chemophase	Chemoadjuvant for superficial bladder cancer	Phase I/IIa
Enhanze Technology	Agent for enhanced drug delivery	Phase I
HTI-101	Inflammation, oncology	Pre-Clinical
     Cumulase is an ex vivo (used outside the body) formulation of rHuPH20 to replace the bovine enzyme currently used for the preparation of oocytes prior to IVF during the process of intracytoplasmic sperm injection, in which the enzyme is an essential component. We launched Cumulase in the European Union and the United States in June 2005.
     Hylenex is a human recombinant formulation for rHuPH20 to facilitate the absorption and dispersion of other injected drugs or fluids. When injected under the skin or in the muscle, hyaluronidase can digest the hyaluronic acid gel, allowing for temporarily enhanced penetration and dispersion of other injected drugs or fluids. We received approval from the Food and Drug Administration, or FDA, for Hylenex in December 2005. In February 2007, we entered into an expanded collaboration agreement with Baxter under which Baxter fills and finishes Hylenex and holds it for subsequent distribution.
     Chemophase, our lead oncology product candidate, is an investigative chemoadjuvant designed to enhance the transport of chemotherapeutic agents to tumor tissue, potentially increasing diffusion in tissues without affecting vascular permeability. Chemophase is being developed for potential use in the treatment of patients with superficial bladder cancer. In April 2006, we commenced patient enrollment in our Chemophase Phase I/IIa clinical trial.
     Enhanze™ Technology, a proprietary drug enhancement system using rHuPH20, is our broader technology opportunity that can potentially lead to proprietary partnerships with other pharmaceutical companies. We are currently seeking partnerships with pharmaceutical companies that market or develop drugs requiring or benefiting from injection via the subcutaneous or intramuscular routes that could benefit from this technology. In December 2006, we signed our first Enhanze Technology partnership with Roche.
Collaborative Agreements
Roche Agreement
     In December 2006, we entered into a License and Collaboration Agreement with Roche, the Roche Agreement, for Enhanze Technology. Under the terms of the Roche Agreement, Roche will obtain a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 and up to thirteen Roche target compounds resulting from the collaboration. Roche paid us $20 million as an initial upfront license fee for the application of rHuPH20 to three pre-defined Roche biologic targets. Pending the successful completion of a series of clinical, regulatory, and sales events, Roche will pay us further milestones which could potentially reach a value of up to $111 million. In addition, Roche will pay us royalties on product sales for these first three targets. Over the next ten years, Roche will also have the option to exclusively develop and commercialize rHuPH20 with an additional ten targets to be identified by Roche, provided that Roche will be obligated to pay continuing exclusivity maintenance fees to us in order to maintain its exclusive development rights for these targets. For each of the additional ten targets, Roche may pay us further upfront and milestone payments of up to $47 million per target, as well as royalties on product sales for each of these additional ten targets. Additionally, Roche will obtain access to our expertise in developing and applying rHuPH20 to Roche targets.

Baxter Agreements
     In February 2007, we amended certain agreements with Baxter for Hylenex and entered into a new agreement, collectively the Baxter Agreements, for kits and co-formulations with rHuPH20. Under the terms of the Baxter Agreements, Baxter paid us a nonrefundable upfront payment of $10 million and, pending the successful completion of a series of regulatory and sales events, Baxter will make milestone payments to us which could potentially reach a value of up to $25 million. In addition, Baxter will make payments to us based on the sales of products covered under the Baxter Agreements. Baxter prepaid $1 million of such product-based payments in connection with the execution of the Baxter Agreements, and Baxter is obligated to prepay $9 million of additional product-based payments on or prior to January 1, 2009. Baxter will also now assume all development, manufacturing, clinical, regulatory, sales and marketing costs of the products covered by the Baxter Agreements. We will continue to supply Baxter with the API for Hylenex, and Baxter will fill and finish Hylenex and hold it for subsequent distribution. In addition, Baxter will obtain a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with Baxter hydration fluids and generic small molecule drugs, with the exception of combinations with (i) bisphosphonates, as well as (ii) cytostatic and cytotoxic chemotherapeutic agents, the rights to which have been retained by us. Additionally, Baxter will make product-based payments on the sales, if any, of the products that result from the collaboration.
Revenues
     Revenues from product sales depend on our ability to develop, manufacture, obtain regulatory approvals for and successfully commercialize our products and product candidates.
     Revenues from license and collaboration agreements are recognized based on the performance requirements of the underlying agreements. Revenue is deferred for fees received before earned. Non-refundable upfront fees, where we have an ongoing involvement or performance obligation, are recorded as deferred revenue and recognized as revenue over the contract or development period. Milestone payments are recognized as revenue upon the achievement of the milestones as specified in the underlying agreement. Royalty revenues from the sale of licensed products are recognized upon the sale of such products.
     In February 2007 and December 2006, we entered into the Baxter Agreements and Roche Agreement, respectively, which consist of non-refundable upfront license fees, reimbursements of research and development services, various performance or sales milestones and future product-based or royalty payments, as applicable. Due to our ongoing involvement obligations under the agreements, we recorded the non-refundable upfront license fees as deferred revenues. Such revenues are being recognized over the term of the agreements.
Costs and Expenses
     Cost of Sales. Cost of sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, and freight costs associated with the sales of Cumulase, and the API for Hylenex.
     Research and Development. Our research and development expenses consist primarily of costs associated with the development and manufacturing of our product candidates, compensation and other expenses for research and development personnel, supplies and materials, costs for consultants and related contract research, clinical trials, facility costs, and depreciation. We charge all research and development expenses to operations as they are incurred. Our research and development activities are primarily focused on the development of our Chemophase and Enhanze Technology product candidates.
     Since our inception in 1998 through June 30, 2007, we have incurred research and development expenses of $35.2 million. From January 1, 2002 through June 30, 2007, approximately 48% of our research and development expenses were associated with the research and development of our recombinant human PH20 enzyme used in our Cumulase and Hylenex products, and approximately 16% of our research and development expenses were associated with the development of our Chemophase product candidate. Due to the uncertainty in obtaining FDA approval, our reliance on third parties, and competitive pressures, we are unable to estimate with any certainty the additional costs we will incur in the continued development of our Chemophase product candidate for commercialization. However, we expect our research and development expenses to increase substantially if we are able to advance our Chemophase product candidate and our other product candidates into later stages of clinical development.
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
     Product candidate completion dates and costs vary significantly for each product candidate and are difficult to estimate. The lengthy process of seeking regulatory approvals and the subsequent compliance with applicable regulations require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations. We cannot be certain when, or if, our Chemophase product candidate, or any of our other product candidates, will receive regulatory approval or whether any net cash inflow from our Chemophase product candidate, or any of our other product candidates, or development projects, will commence.
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
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial position and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
     We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.
Product Sales
     Revenues from the sale of Cumulase are recognized when the transfer of ownership occurs which is upon shipment to the distributors. We are not obligated to accept returns for the sale of Cumulase once it has reached its expiration date. Therefore, no allowance for product returns has been established.
     Under the terms of the Baxter Agreements, we supply Baxter the active pharmaceutical ingredient, or API, for Hylenex at our fully burdened cost plus a margin, and Baxter fills and finishes Hylenex and holds it for subsequent distribution. After determining that Hylenex meets product specifications, we release it. Because of our continued involvement in the development and production process of Hylenex, the earnings process is not considered to be complete. Accordingly, we defer the revenue and related product costs on the API for Hylenex until the product is filled, finished, packaged and released. In addition, the Company receives product-based payments upon the sale of Hylenex by Baxter, in accordance with the terms of the Baxter Agreements. Product sales revenues are recognized as the Company earns such revenues based on Baxter’s shipments of Hylenex to its distributors when such amounts can be reasonably estimated. Baxter prepaid $1 million of such product-based payments which was deferred and is being recognized as earned.
Revenues under Collaborative Agreements
     Revenues from collaborative and licensing agreements are recognized based on the performance requirements of the underlying agreements. Revenue is deferred for fees received before earned. Nonrefundable upfront payments, in which we have an ongoing involvement or performance obligation, are recorded as deferred revenue and recognized as revenue over the contract or development period. In February 2007, we entered into the Baxter Agreements which consist of nonrefundable upfront license fees, reimbursements of research and development services, various performance or sales milestones and product-based payments. Due to our ongoing involvement obligations, the nonrefundable upfront license fee received in February 2007 under the Baxter Agreements was deferred and is being recognized over the term of the contract.
     Reimbursements of research and development services are recognized as revenues during the period in which the services are performed. Payments related to substantive, performance-based milestones in a collaborative agreement are recognized as revenue upon the achievement of the milestones as specified in the underlying agreements when they represent the culmination of the earnings process. Royalties to be received based on sales of licensed products by our collaborators incorporating our products are recognized as earned in accordance with the terms of the underlying agreements.
Share-Based Compensation
     We account for share-based awards exchanged for employee services in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment , or SFAS 123R, which we adopted effective January 1, 2006, including the provisions of the SEC’s Staff Accounting Bulletin No. 107, or SAB 107. W use the fair value method to account for share-based payments with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123R apply to new awards and awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods were not revised for comparative purposes. Total compensation cost for our share-based payments for the three and six months ended June 30, 2007 was $641,000 and $1,056,000, respectively. Selling, general and administrative expense and research and development expense included share-based compensation of $483,000 and $158,000, respectively, for the three months ended June 30, 2007, while selling, general and administrative expense and research and development expense included share-based compensation of $753,000 and $303,000, respectively, for the six months ended June 30, 2007. As of June 30, 2007, $4.3 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 2.0 years.
     The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model, or Black-Scholes model, that uses assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatilities are based on historical volatility of our common stock and our peer group. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield in effect at the time of the grant. Since we do not expect to pay dividends on our common stock in the foreseeable future, we estimated the dividend yield to be 0%. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate pre-vesting forfeitures based on our historical experience and those of our peer group.
     If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-

based compensation under SFAS 123R. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our consolidated financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
Clinical Trial and Contract Research Expenses
     Research and development expenses are charged to operations as incurred. Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions, clinical research organizations, and other vendors that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price. Payments under the contracts depend on factors such as the successful enrollment of patients or the completion of clinical trial milestones. Expenses related to clinical trials generally are accrued based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates accordingly on a prospective basis.
     In addition, we have several contracts that extend across multiple reporting periods, including our largest contract representing a $758,000 research contract. We recognize expenses as the services are provided pursuant to management’s assessment of the progress that has been made to date. Such contracts require an assessment of the work that has been completed during the period, including measurement of progress, analysis of data that justifies the progress and management’s judgment. Based on our experience and management’s intimate involvement with these outsourced contracts, it is reasonably likely that we may experience a 3% variance in our estimate of the work completed. A 3% variance in our estimate of the work completed in our largest contract could increase or decrease our operating expenses by approximately $22,700, which would not represent a material change to historically reported results of operations.
Inventory
     Inventory consists of our Cumulase product and our API for Hylenex. Inventory primarily represents raw materials used in production, work in process, and finished goods inventory on hand, valued at actual cost. Inventory is reviewed periodically for slow-moving or obsolete items. If a launch of a new product is delayed, inventory may not be fully utilized and could be subject to impairment, at which point we would record a reserve to adjust inventory to its net realizable value.
     The above listing is not intended to be a comprehensive listing of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Please see our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, which contain accounting policies and other disclosures required by U.S. GAAP.
Results of Operations
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Product Sales – Product sales were $169,000 for the three months ended June 30, 2007 compared to $120,000 for the three months ended June 30, 2006. The increase of $49,000 was primarily due to the increase in sales of Cumulase and the API for Hylenex of $20,000 and $25,000, respectively.

Revenues Under Collaborative Agreements — Revenues under collaborative agreements were $539,000 for the three months ended June 30, 2007. There were no revenues under collaborative agreements for the three months ended June 30, 2006. Revenues under collaborative agreements primarily consist of the amortization of upfront fees received from Baxter and Roche of $436,000 and reimbursements for research and development services from Baxter and Roche of $103,000.
Cost of Sales – Cost of sales were $76,000 for the three months ended June 30, 2007 compared to $17,000 for the three months ended June 30, 2006. The increase of $59,000 was due to the increase in sales of Cumulase and the API for Hylenex.
Research and Development – Research and development expenses were $4.1 million for the three months ended June 30, 2007 compared to $1.9 million for the three months ended June 30, 2006. The increase of $2.2 million was primarily due to the increase in outsourced research and development costs of $1.5 million due to our various pre-clinical programs and the manufacturing scale-up of our rHuPH20 enzyme. In addition, compensation costs increased by $361,000, of which $53,000 related to share-based compensation, and recruiting and relocation expenses increased by $112,000 due to the increase in our research and development headcount. We expect research and development costs to increase in future periods as we continue to increase our research efforts, expand our clinical trials, and develop and manufacture our product candidates.
Selling, General and Administrative – Selling, general and administrative expenses were $2.4 million for the three months ended June 30, 2007 compared to $1.6 million for the three months ended June 30, 2006. The increase of $800,000 was primarily due to increased compensation costs of $653,000, of which $283,000 related to share-based compensation. In addition, travel and facilities expenses increased by $106,000 and marketing costs increased by $66,000. We expect selling, general and administrative expenses to increase in future periods as we increase headcount.
Interest Income – Interest income was $1.0 million for the three months ended June 30, 2007 compared to $182,000 for the three months ended June 30, 2006. The increase in interest income was due to higher average cash and cash equivalents balances and interest rates during 2007.
Net Loss – Net loss for the three months ended June 30, 2007 was $4.8 million, or $0.07 per common share, compared to $3.2 million, or $0.05 per common share, for the three months ended June 30, 2006. The increase in net loss was primarily due to an increase in operating expenses, partially offset by increases in revenues and interest income.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Product Sales – Product sales were $356,000 for the six months ended June 30, 2007 compared to $193,000 for the six months ended June 30, 2006. The increase of $163,000 was primarily due to the increase in sales of Cumulase and the API for Hylenex of $118,000 and $41,000, respectively.
Revenues Under Collaborative Agreements — Revenues under collaborative agreements were $1.2 million for the six months ended June 30, 2007. There were no revenues under collaborative agreements for the six months ended June 30, 2006. Revenues under collaborative agreements primarily consist of the amortization of upfront fees received from Baxter and Roche of $803,000 and reimbursements for research and development services from Baxter and Roche of $360,000.
Cost of Sales – Cost of sales were $152,000 for the six months ended June 30, 2007 compared to $39,000 for the six months ended June 30, 2006. The increase of $113,000 was due to the increase in sales of Cumulase and the API for Hylenex.
Research and Development – Research and development expenses were $6.9 million for the six months ended June 30, 2007 compared to $4.1 million for the six months ended June 30, 2006. The increase of $2.8 million was primarily due to the increase in outsourced research and development expenses of $1.3 million due to our various pre-clinical programs and the manufacturing scale-up of our rHuPH20 enzyme. In addition, compensation costs increased by $640,000, of which $100,000 related to share-based compensation, clinical trial expenses increased by

$311,000, research supplies expenses increased by $215,000, facilities and depreciation expenses increased by $193,000 and recruiting and relocation expenses increased by $145,000. We expect research and development costs to increase in future periods as we increase our research efforts, expand our clinical trials, and continue to develop and manufacture our product candidates.
Selling, General and Administrative – Selling, general and administrative expenses were $4.4 million for the six months ended June 30, 2007 compared to $3.1 million for the six months ended June 30, 2006. The increase of $1.3 million was primarily due to the increase in compensation costs of $967,000, of which $379,000 related to share-based compensation. In addition, travel, professional services and facilities expenses increased by $220,000 and marketing costs increased by $116,000. We expect selling, general and administrative expenses to increase in future periods as we increase headcount.
Interest Income – Interest income was $1.8 million for the six months ended June 30, 2007 compared to $365,000 for the six months ended June 30, 2006. The increase in interest income was due to higher average cash and cash equivalents balances and interest rates during 2007.
Net Loss – Net loss for the six months ended June 30, 2007 was $8.2 million, or $0.11 per common share, compared to $6.7 million, or $0.11 per common share, for the six months ended June 30, 2006. The increase in net loss was primarily due to an increase in operating expenses, partially offset by increases in revenues and interest income.
Liquidity and Capital Resources
Overview
     Our principal sources of liquidity are our existing cash and cash equivalents. As of June 30, 2007, we had cash and cash equivalents of approximately $100.6 million. We expect our cash requirements to increase significantly as we continue to increase our research and development for, seek regulatory approvals of, and develop and manufacture our current product candidates. As we expand our research and development efforts and pursue additional product opportunities, we anticipate significant cash requirements for hiring of personnel, capital expenditures and investment in additional internal systems and infrastructure. The amount and timing of cash requirements will depend on the research, development, manufacture, regulatory and market acceptance of our product candidates, if any, and the resources we devote to researching, developing, manufacturing, commercializing and supporting our product candidates.
     We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months. Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds from our recent Roche and Baxter collaborations and the sale of our common stock to New River Management V, LP, or New River. We may finance future cash needs through the sale of other equity securities, the exercise of our callable warrants, strategic collaboration agreements, debt financing, or any combination of the foregoing.
     In June 2005, we filed a shelf registration statement on Form S-3 (Registration No. 333-125731) which initially allowed us, from time to time, to offer and sell up to $50 million of equity or debt securities. We have previously sold common stock under this registration statement for an aggregate of approximately $17.5 million, so we currently have the ability to issue debt and equity securities for an aggregate of $32.5 million. We cannot be certain that our existing cash and cash equivalents will be adequate for our anticipated needs or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs or delay the launch of our product candidates. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders could result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Cash Flows
     Net cash provided by operations was $2.5 million for the six months ended June 30, 2007 compared to $6.3 million used in operations for the six months ended June 30, 2006. We received $11 million of initial upfront payments from Baxter in February 2007 of which $10.8 million was recorded as deferred revenue as of June 30, 2007.
     Net cash used in investing activities was $895,000 for the six months ended June 30, 2007 compared to $99,000 for the six months ended June 30, 2006. This increase was due to the increase in purchases of property and equipment during the six months ended June 30, 2007.
     Net cash provided by financing activities was $54.8 million for the six months ended June 30, 2007 compared to $2.3 million for the six months ended June 30, 2006. During the six months ended June 30, 2007, we sold common stock for proceeds of approximately $52.0 million, net of issuance costs. Additionally, we received approximately $2.8 million in proceeds from warrant and stock option exercises during the six months ended June 30, 2007.
Off-Balance Sheet Arrangements
     As of June 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosure about fair value measurements. We will be required to adopt SFAS 157 in the first quarter of 2008. We do not expect the adoption of SFAS 157 to significantly affect its consolidated financial position or results of operations.
     In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, which requires that non-refundable advance payments for goods or services that will be used or performed in future research and development activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or the related services are performed. We will adopt EITF Issue No. 07-3 in the first quarter of 2008, and it is not expected to have a material impact on our consolidated financial position or results of operations.
     The EITF is currently considering EITF Issue No. 07-1, Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property, which is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. We will continue to monitor the development of EITF Issue No. 07-1 and evaluate the effects, if any, on our consolidated financial position or results of operations.
Risk Factors
The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. For a more detailed discussion of the factors that could cause actual results to differ, see the Risk Factors section in our Annual Report on Form 10-K filed with the SEC on March 9, 2007.

Risks Related To Our Business
We have generated only minimal revenue from product sales to date; we have a history of net losses and negative cash flow, and we may never achieve or maintain profitability.
     We have generated only minimal revenue from product sales to date and may never generate significant revenues from future product sales. Even if we do achieve significant revenues from product sales, licensing revenues and milestone payments, we expect to incur significant operating losses over the next several years. We have never been profitable, and we may never become profitable. Through June 30, 2007, we have incurred aggregate net losses of approximately $49.3 million.
If we do not receive and maintain regulatory approvals for our product candidates, we will not be able to commercialize our products, which would substantially impair our ability to generate revenues.
     With the exception of the December 2004 receipt of a CE (European Conformity) Mark and April 2005 FDA clearance for Cumulase, and the December 2005 FDA approval for our spreading agent, Hylenex, none of our product candidates have received regulatory approval from the FDA or from any similar national regulatory agency or authority in any other country in which we intend to do business. Approval from the FDA is necessary to manufacture and market pharmaceutical products in the United States. Most other countries in which we may do business have similar requirements.
     Other manufacturers have FDA approved products for use as spreading agents, including ISTA Pharmaceuticals, Inc., with an ovine-derived hyaluronidase, Vitrase®, Amphastar Pharmaceuticals, Inc., with a bovine-derived hyaluronidase, Amphadase™, and Primapharm, Inc., also with a bovine-derived hyaluronidase, Hydase™. The FDA has determined that Amphadase, Hydase, Hylenex and Vitrase are each distinct new chemical entities and hence afforded five years of market exclusivity. The five year market exclusivity precludes identical new chemical entity products from being marketed for a period of five years. For so long as each of these products is established as a distinctly different new chemical entity, the marketing exclusivity granted does not prohibit the marketing of any of these products, including Hylenex. If the FDA changes its earlier determination that Hylenex is a distinct new chemical entity, our ability to market Hylenex will be materially impaired.
     The process for obtaining FDA approval is extensive, time-consuming and costly, and there is no guarantee that the FDA will approve any new drug applications, or NDAs, that we intend to file with respect to any of our product candidates, or that the timing of any such approval will be appropriate for our product launch schedule and other business priorities, which are subject to change. We have not currently begun the NDA approval process for any of our other potential products, and we may not be successful in obtaining such approvals for any of our potential products.
We may not receive regulatory approvals for our product candidates for a variety of reasons, including unsuccessful clinical trials.
     Clinical testing of pharmaceutical products is also a long, expensive and uncertain process and the failure of a clinical trial can occur at any stage. Even if initial results of pre-clinical studies or clinical trial results are promising, we may obtain different results that fail to show the desired levels of safety and efficacy, or we may not obtain FDA approval for a variety of other reasons. The clinical trials of any of our product candidates could be unsuccessful, which would prevent us from obtaining regulatory approval and commercializing the product. FDA approval can be delayed, limited or not granted for many reasons, including, among others:
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
     If the FDA does not approve our product candidates in a timely fashion on commercially viable terms or if we terminate development of any of our product candidates due to difficulties or delays encountered in the regulatory approval process, it will have a material adverse impact on our business and we will be dependent on the development of our other product candidates and/or our ability to successfully acquire other products and technologies. We may not receive regulatory approval of our product candidate, Chemophase, or any other product candidates, in a timely manner, or at all.
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
     Any approved products, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for these products, are subject to continual requirements and review by the FDA and other regulatory bodies. Regulatory authorities subject a marketed product, its manufacturer and the manufacturing facilities to continual review and periodic inspections. We will be subject to ongoing FDA requirements, including required submissions of safety and other post-market information and reports, registration requirements, current Good Manufacturing Processes, or cGMP, regulations, requirements regarding the distribution of samples to physicians and recordkeeping requirements. The cGMP regulations include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. We rely on the compliance by our contract manufacturers with cGMP regulations and other regulatory requirements relating to the manufacture of our products. We are also subject to state laws and registration requirements covering the distribution of our products. Regulatory agencies may change existing requirements or adopt new requirements or policies. We may be slow to adapt or may not be able to adapt to these changes or new requirements.
     Later discovery of previously unknown problems with our products, manufacturing processes or failure to comply with regulatory requirements, may result in any of the following:
•	restrictions on our products or manufacturing processes;

•	warning letters;

•	withdrawal of the products from the market;

•	voluntary or mandatory recall;

•	fines;

•	suspension or withdrawal of regulatory approvals;

•	suspension or termination of any of our ongoing clinical trials;

•	refusal to permit the import or export of our products;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	product seizure; or

•	injunctions or the imposition of civil or criminal penalties.
If we are unable to sufficiently develop our sales, marketing and distribution capabilities or enter into successful agreements with third parties to perform these functions, we will not be able to fully commercialize our products.
     We may not be successful in marketing and promoting our existing product candidates or any other products we develop or acquire in the future. We are currently in the process of developing our sales, marketing and distribution capabilities. However, our current capabilities in these areas are very limited. In order to commercialize any products successfully, we must internally develop substantial sales, marketing and distribution capabilities or establish collaborations or other arrangements with third parties to perform these services. We do not have extensive experience in these areas, and we may not be able to establish adequate in-house sales, marketing and distribution capabilities or engage and effectively manage relationships with third parties to perform any or all of such services. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, whose efforts may not meet our expectations or be successful.
     We have entered into non-exclusive distribution agreements with MediCult AS, a Denmark-based distributor, and MidAtlantic Diagnostics, Inc., a New Jersey-based distributor, to market and sell our Cumulase product. We have entered into an exclusive sales and marketing agreement with Baxter Healthcare Corporation (“Baxter”) to market and sell our Hylenex product in the United States and Puerto Rico. Baxter also has the right to market and sell Hylenex on an exclusive basis in all territories outside of the United States, if and when we seek and receive the applicable regulatory approvals in those territories.
     We depend upon the efforts of these third parties, such as Baxter, to promote and sell our current products, but there can be no assurance that the efforts of these third parties will meet our expectations or result in any significant product sales. While these third parties are largely responsible for the speed and scope of sales and marketing efforts, they may not dedicate the resources necessary to maximize product opportunities and our ability to cause these third parties to increase the speed and scope of their efforts may be limited. In addition, sales and marketing efforts could be negatively impacted by the delay or failure to obtain additional supportive clinical trial data for our products. Our third party partners are responsible for conducting these additional clinical trials and our ability to increase the efforts and resources allocated to these trials may be limited.
If our sole contract manufacturer is unable to manufacture significant amounts of the active pharmaceutical ingredient used in our products, our product development and commercialization efforts could be delayed or stopped.
     We have signed a commercial supply agreement with Avid Bioservices, Inc. (“Avid”), a contract manufacturing organization, to produce bulk recombinant human hyaluronidase for clinical trials and commercial use. Avid will produce the active pharmaceutical ingredient used in each of Cumulase, Hylenex, Chemophase, and Enhanze Technology under cGMP for commercial scale production and will provide support for the chemistry, manufacturing and controls sections for FDA regulatory filings. Avid has only limited experience manufacturing our active pharmaceutical ingredient batches, and we rely on its ability to successfully manufacture these batches according to product specifications. In addition, as a result of our contractual obligations to Roche, we will be required to significantly scale up our active pharmaceutical ingredient production during the next few years. We do not currently have a significant inventory of the active pharmaceutical ingredient used in our products and product candidates, so if Avid does not maintain its status as an FDA-approved manufacturing facility, is unable to successfully scale up our active pharmaceutical ingredient production, or is unable to manufacture the active pharmaceutical ingredient used in our products and product candidates for any other reason, the commercialization of our products and the development of our product candidates will be delayed and our business will be adversely affected. We have not yet established, and may not be able to establish, favorable arrangements with additional manufacturers for these ingredients or products should the existing supplies become unavailable or in the event that our sole contract manufacturer is unable to adequately perform its responsibilities. Any delays or interruptions in the supply of materials by Avid could cause the delay of clinical trials and could delay or prevent the commercialization of product candidates that may receive regulatory approval. Such delays or interruptions would have a material adverse effect on our business and financial condition.
If we have problems with the third parties that prepare, fill, finish, and package our product candidates for distribution, our product development and commercialization efforts for these candidates could be delayed or stopped.
     In the event that any of our product candidates are used in clinical trials or receive the necessary regulatory approval for commercialization, we rely on third parties to prepare, fill, finish, and package the products prior to their distribution. If we are unable to locate third parties to perform these functions on terms that are economically acceptable to us, the progress of clinical trials could be delayed or even suspended and the commercialization of approved product candidates could be delayed or prevented. We currently utilize a third-party to prepare, fill, finish, and package Cumulase. This third party has only limited experience manufacturing Cumulase batches and, to date, has not demonstrated a consistent ability to manufacture Cumulase according to product specifications. In addition, one of our distributors, who utilizes our raw material for Cumulase in production of their proprietary product, is experiencing technical challenges integrating our raw material into their proprietary manufacturing process. If our third party manufacturer is unable to successfully manufacture Cumulase, or if our distributor is unable to resolve their technical issues, we may be unable to supply enough Cumulase product to meet demand. In addition, we currently utilize a subsidiary of Baxter to prepare, fill, finish, and package Hylenex under a development and supply agreement. Baxter has only limited experience manufacturing Hylenex batches, and we rely on its ability to successfully manufacture Hylenex batches according to product specifications. Any delays or interruptions in Baxter’s ability to manufacture Hylenex batches in amounts necessary to meet product demand could have a material adverse impact on our business and financial condition.
We may wish to raise funds in the next twelve months, and there can be no assurance that such funds will be available.
     During the next twelve months, we may wish to raise additional capital to complete or accelerate the steps required to continue development of our product candidates and to fund general operations. If we engage in acquisitions of companies, products, or technology in order to execute our business strategy, we may need to raise additional capital. We may be required to raise additional capital in the future through the public offering of securities, collaborative agreements, private financings and various other equity or debt financings, including calling outstanding warrants to purchase our common stock.
     Currently, warrants to purchase approximately 5.6 million shares of our common stock are outstanding and this amount of outstanding warrants may make us a less desirable candidate for investment for some potential investors. Approximately 2.1 million of our outstanding warrants contain a call feature that, potentially, may allow us to raise funds from the holders of these warrants. We have the ability, at our sole discretion, to call warrants exercisable for up to approximately 1.9 million shares of common stock and, upon such a call, the holders of these warrants have thirty days to decide whether to exercise their warrants at a price of $1.75 per share or receive $0.01 from us for each share of common stock that is not exercised.
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
     The testing, marketing and sale of pharmaceutical products involves the risk of product liability claims by consumers and other third parties. Although we maintain product liability insurance coverage, product liability claims can be high in the pharmaceutical industry and our insurance may not sufficiently cover our actual liabilities. If product liability claims were made against us, it is possible that our insurance carriers may deny, or attempt to deny, coverage in certain instances. If a lawsuit against us is successful, then the lack or insufficiency of insurance coverage could materially and adversely affect our business and financial condition. Furthermore, various distributors of pharmaceutical products require minimum product liability insurance coverage before their purchase or acceptance of products for distribution. Failure to satisfy these insurance requirements could impede our ability to achieve broad distribution of our proposed products and the imposition of higher insurance requirements could impose additional costs on us.
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
     Furthermore, if we were to lose key management personnel, particularly Jonathan Lim, M.D., our chief executive officer, or Gregory Frost, Ph.D., our chief scientific officer, then we would likely lose some portion of our institutional knowledge and technical know-how, potentially causing a substantial delay in one or more of our development programs until adequate replacement personnel could be hired and trained. For example, Dr. Frost has been with us from soon after our inception, and he possesses a substantial amount of knowledge about our development efforts. If we were to lose his services, we would experience delays in meeting our product development schedules. We have not entered into any retention or other agreements specifically designed to motivate officers or other employees to remain with Halozyme, other than standard agreements relating to the vesting of stock options that every optionee of Halozyme must enter into as a condition of receiving an option grant.

     We do not have key man life insurance policies on the lives of any of our employees, including Dr. Lim and Dr. Frost.
Risks Related To Ownership of Our Common Stock
Future sales of shares of our common stock upon the exercise of currently outstanding securities or pursuant to our universal shelf registration statement may negatively affect our stock price.
     As a result of our January 2004 private financing transaction, we issued warrants to private investors for the purchase of approximately 10.5 million shares of common stock at purchase prices ranging from $0.77 to $1.75 per share. Currently, approximately 3.3 million shares of common stock remain issuable upon the exercise of these warrants. As a result of our October 2004 financing transaction, we issued warrants for the purchase of approximately 2.7 million shares of common stock at a purchase price of $2.25 per share. The exercise of these warrants could result in significant dilution to stockholders at the time of exercise which could negatively affect our stock price.
     We currently have the ability, from time to time, to offer and sell up to $32.5 million of additional equity or debt securities under a currently effective universal shelf registration statement. Sales of substantial amounts of shares of our common stock or other securities under our universal shelf registration statement could lower the market price of our common stock and impair the Company’s ability to raise capital through the sale of equity securities. In the future, we may issue additional options, warrants or other derivative securities convertible into our common stock.
Our stock price is subject to significant volatility.
     We participate in a highly dynamic industry, which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low stock prices during the twelve months ended June 30, 2007 were $11.00 and $2.15, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:
•	our failure, or the failure of one of our third party partners, to comply with the terms of our collaboration agreements;

•	general negative conditions in the healthcare industry;

•	general negative conditions in the financial markets;

•	the failure, for any reason, to obtain FDA approval for any of our products;

•	the failure, for any reason, to secure or defend our intellectual property position;

•	for those products that are approved by the FDA, the failure of the FDA to approve such products in a timely manner consistent with the FDA’s historical approval process;

•	the suspension of our Chemophase clinical trial due to safety or patient tolerability issues;

•	the suspension of our Chemophase clinical trial due to market and/or competitive conditions;

•	our failure, or the failure of our third party partners, to successfully commercialize products approved by the FDA;

•	our failure, or the failure of our third party partners, to generate product revenues anticipated by investors;

•	problems with our sole API contract manufacturer or our sole fill and finish manufacturer for Hylenex;

•	the exercise of our right to redeem certain outstanding warrants to purchase our common stock;

•	the sale of additional debt and/or equity securities by us; and

•	the departure of key personnel.
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
Risks Related To Our Industry
Compliance with the extensive government regulations to which we are subject is expensive and time consuming and may result in the delay or cancellation of product sales, introductions or modifications.
     Extensive industry regulation has had, and will continue to have, a significant impact on our business. All pharmaceutical companies, including Halozyme, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the FDA and, to a lesser extent, the U.S. Drug Enforcement Administration (“DEA”) and foreign and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packaging, labeling, storing, recordkeeping, safety, approval, advertising, promotion, sale and distribution of our products. Under certain of these regulations, Halozyme and its contract suppliers and manufacturers are subject to periodic inspection of its or their respective facilities, procedures and operations and/or the testing of products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that Halozyme and its contract suppliers and manufacturers are in compliance with all applicable regulations. The FDA also conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems, or our contract suppliers’ and manufacturers’ processes, are in compliance with cGMP and other FDA regulations. If we, or our contract supplier, fail these inspections, we may not be able to commercialize our product in a timely manner without incurring significant additional costs, or at all.
     In addition, the FDA imposes a number of complex regulatory requirements on entities that advertise and promote pharmaceuticals including, but not limited to, standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities involving the internet.
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
     We currently own or license several U.S. patents and also have pending patent applications. There can be no assurance that our existing patents, or any patents issued to us as a result of our pending patent applications, will provide a basis for commercially viable products, will provide us with any competitive advantages, or will not face third party challenges or be the subject of further proceedings limiting their scope or enforceability. Such limitations in our patent portfolio could have a material adverse effect on our business and financial condition. In addition, if any of our pending patent applications do not result in issued patents, this could have a material adverse effect on our business and financial condition.
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
If third party reimbursement and customer contracts are not available, our products may not be accepted in the market.
     Our ability to earn sufficient returns on our products will depend in part on the extent to which reimbursement for our products and related treatments will be available from government health administration authorities, private health insurers, managed care organizations and other healthcare providers.
     Third-party payors are increasingly attempting to limit both the coverage and the level of reimbursement of new drug products to contain costs. Consequently, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Third party payors may not establish adequate levels of reimbursement for the products that we commercialize, which could limit their market acceptance and result in a material adverse effect on our financial condition.
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
The rising cost of healthcare and related pharmaceutical product pricing has led to cost containment pressures that could cause us to sell our products at lower prices, resulting in less revenue to us.
     Any of our products that have been or in the future are approved by the FDA may be purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations and managed care organizations. Such third party payors increasingly challenge pharmaceutical product pricing. The trend toward managed healthcare in the United States, the growth of such organizations, and various legislative proposals and enactments to reform healthcare and government insurance programs, including the Medicare Prescription Drug Modernization Act of 2003, could significantly influence the manner in which pharmaceutical products are prescribed and purchased, resulting in lower prices and/or a reduction in demand. Such cost containment measures and healthcare reforms could adversely affect our ability to sell our products. Furthermore, individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third party payors or other restrictions could negatively and materially impact our revenues and financial condition. We anticipate that we will encounter similar regulatory and legislative issues in most other countries outside the United States.
We face intense competition and rapid technological change that could result in the development of products by others that are superior to the products we are developing.
     We have numerous competitors in the United States and abroad, including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that may be developing competing products. Such competitors include, but are not limited to, Sigma-Aldrich Corporation, ISTA Pharmaceuticals, Inc., or ISTA, Amphastar Pharmaceuticals, Inc., or Amphastar, and Primapharm, Inc. or Primapharm, among others. These competitors may develop technologies and products that are more effective, safer, or less costly than our current or future product candidates or that could render our technologies and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking pre-clinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare. Other manufacturers have FDA approved products for use as spreading agents, including ISTA, with an ovine-derived hyaluronidase, Vitrase®, Amphastar, with a bovine-derived hyaluronidase, Amphadase™, and Primapharm, also with a bovine-derived hyaluronidase, Hydase™. The FDA has determined that Amphadase, Hydase, Hylenex and Vitrase are distinct new chemical entities and hence afforded five years of market exclusivity. The five year market exclusivity precludes identical new chemical entity products from being marketed for a period of five years. As each of these products is established as distinctly different new chemical entities, the marketing exclusivity granted does not prohibit the marketing of the products.
We are exposed to product liability claims, and insurance against these claims may not be available to us on reasonable terms, or at all.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our primary exposure to market risk is interest income sensitivity which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities. An immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio; therefore, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or other derivative financial instruments.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.
Changes in Internal Control Over Financial Reporting
     There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Any of these claims could subject us to costly litigation and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our consolidated results of operations and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations or financial position.
Item 1A. Risk Factors
     A description of the risk factors associated with our business is included under “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in Item 2 of Part I of this report. This description includes any changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three months ended June 30, 2007, holders of the Company’s various outstanding warrants exercised rights to purchase 628,125 common shares for gross proceeds of approximately $968,000. The shares and underlying warrants were purchased for investment in a private placement exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.
     On May 31, 2007, the Company sold 3,500,000 common shares to New River Management V, LP (“New River”) at a price of $9.17 per share, for gross proceeds to the Company of $32,095,000. New River is a private equity fund managed by Third Security LLC and affiliated with the Company’s largest stockholder and director, Randal J. Kirk. No shareholder approval was required for the sale of the shares. The shares were sold pursuant to exemptions from registration under Regulation D of the Securities Act, and proceeds from the sale of the shares will be used to support our ongoing operations, including research and development activities, as well as for other general corporate purposes. We did not immediately file a registration statement covering the resale of these shares, but we have agreed to file a registration statement with the SEC on or before November 1, 2007, covering the resale of these shares.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Stockholders was held on May 15, 2007. Two proposals were considered. The first proposal was to elect three Class III directors to hold office for a three-year term and until their successors are elected and qualified. Each candidate received the following votes:

	For	Withheld
Robert L. Engler	52,490,849	2,059,957
Gregory I. Frost	51,904,018	2,646,788
Connie L. Matsui	54,217,301	333,505

The Company also has: (i) three Class I directors, Kenneth J. Kelley, Jonathan E. Lim and Kathryn E. Falberg, whose terms do not expire until the Company’s Annual Meeting of Stockholders in 2008; and (ii) three Class II directors, John S. Patton, Steven T. Thornton and Randal J. Kirk, whose terms do not expire until the Company’s Annual Meeting of Stockholders in 2009. All of the Class III director candidates were elected.
     The second proposal was to ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2007. This proposal received the following votes:

Shares
For approval	54,445,498
Against approval	56,160
Abstained	49,148
     The foregoing proposal was approved.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibit	Title

3.1	Amended and Restated Articles of Incorporation, as filed with the Nevada Secretary of State on May 4, 2006 (1)

3.2	Certificate of Designation, Preferences and Rights of the terms of the Series A Preferred Stock (1)

3.3	Bylaws as Amended (2)

4.1	Rights Agreement between Corporate Stock Transfer, as rights agent, and Registrant, dated May 4, 2006 (1)

10.1	License Agreement between University of Connecticut and Registrant, dated November 15, 2002 (3)

10.2*	Agreement for Services between Avid Bioservices, Inc. and Registrant, dated November 19, 2003 (3)

10.3*	Distribution Agreement between MidAtlantic Diagnostics, Inc. and Registrant, dated January 30, 2004 (3)

10.4*	Distribution Agreement between MediCult AS and Registrant, dated February 9, 2004 (3)

10.5	2004 Stock Plan and Form of Option Agreement thereunder (4)

10.6	Form of Indemnity Agreement for Directors and Executive Officers (4)

10.7	Form of Callable Stock Purchase Warrant (4)

10.8	Form of Common Stock Purchase Warrant (5)

10.9	DeliaTroph Pharmaceuticals, Inc. 2001 Amended and Restated Stock Plan and form of Stock Option Agreements for options assumed thereunder (6)

10.10	Nonstatutory Stock Option Agreement With Andrew Kim (6)

10.11*	Commercial Supply Agreement with Avid Bioservices, Inc. and Registrant, dated February 16, 2005 (7)

10.12	Halozyme Therapeutics, Inc. 2005 Outside Directors’ Stock Plan (8)

10.13	Placement Agent Agreement, dated as of December 12, 2005 between Registrant, SG Cowen & Co., LLC, Rodman & Renshaw, LLC and Roth Capital Partners, LLC (9)

10.14	Placement Agent Agreement, dated as of December 13, 2005 between Registrant, SG Cowen & Co., LLC, Rodman & Renshaw, LLC and Roth Capital Partners, LLC (10)

10.15	First Amendment to the License Agreement between University of Connecticut and Registrant, dated January 9, 2006 (11)

10.16	Halozyme Therapeutics, Inc. 2006 Stock Plan (13)

10.17	First Amendment to Standard Industrial Net Lease between Registrant and Sorrento Square, dated as of July 1, 2006 (14)

10.18	Second Amendment to Standard Industrial Net Lease between Registrant and Sorrento Square, dated as of July 1, 2006 (14)

10.19	Form of Stock Option Agreement (2005 Outside Directors’ Stock Plan) (15)

10.20	Form of Restricted Stock Agreement (2005 Outside Directors’ Stock Plan) (15)

10.21	Form of Stock Option Agreement (2006 Stock Plan) (15)

Exhibit	Title

10.22	Form of Restricted Stock Agreement (2006 Stock Plan) (15)

10.23*	License and Collaboration Agreement between F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and Registrant dated December 5, 2006 (16)

10.24	Stock Purchase Agreement between Roche Finance Ltd and Registrant, dated December 5, 2006 (16)

10.25*	First Amendment to the Commercial Supply Agreement between Avid Bioservices, Inc. and Registrant, dated December 15, 2006 (17)

10.26*	Amended and Restated Exclusive Distribution Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 13, 2007 (18)

10.27*	Amended and Restated Development and Supply Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 13, 2007 (18)

10.28*	License and Collaboration Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 13, 2007 (18)

10.29	Stock Purchase Agreement between Baxter International, Inc. and Registrant, dated February 13, 2007 (18)

10.30	Stock Purchase Agreement between New River Management V, LP and Registrant, dated April 23, 2007 (19)

10.31	Sublease Agreement (11404 Sorrento Valley Road) between Avanir Pharmaceuticals, Inc. and Registrant, effective as of July 2, 2007 (20)

10.32	Sublease Agreement (11388 Sorrento Valley Road) between Avanir Pharmaceuticals, Inc. and Registrant, effective as of July 2, 2007 (20)

10.33	Standard Industrial Net Lease between BC Sorrento LLC and Registrant, effective as of July 26, 2007 (20)

21.1	Subsidiaries of Registrant (12)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 8, 2006.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 14, 2004, Exhibit 99.2 of Registrant’s Current Report on Form 8-K, filed July 6, 2005 and Exhibit 99.1 of Registrant’s Current Report on Form 8-K, filed May 17, 2007.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Commission on April 23, 2004.

(4)	Incorporated by reference to the Registrant’s amendment number two to the Registration Statement on Form SB-2 filed with the Commission on July 23, 2004.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed October 15, 2004.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on October 26, 2004.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 22, 2005.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 6, 2005.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 13, 2005.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 14, 2005.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed January 12, 2006.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB/A, filed March 29, 2005.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 24, 2006.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed August 8, 2006.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed August 8, 2006.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, filed December 15, 2006.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 21, 2006.

(18)	Incorporated by reference to the Registrants’ Current Report on Form 8-K/A, filed February 20, 2007.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 24, 2007.

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 31, 2007.

*	Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted from this agreement and have been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of San Diego, on August 9, 2007.

Halozyme Therapeutics, Inc.,
a Nevada corporation

Date: August 9, 2007	By:	/s/ Jonathan E. Lim

Jonathan E. Lim, MD
	Its:	President, Chief Executive Officer,
(Principal Executive Officer)

Date: August 9, 2007	By:	/s/ David A. Ramsay

David A. Ramsay
	Its:	Secretary, Chief Financial Officer
(Principal Financial and Accounting Officer)