Form 10-Q
period 2007-09-30
HALOZYME THERAPEUTICS INC
filed 2007-11-09
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-32335
HALOZYME THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0488686
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11388 Sorrento Valley Road
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 5, 2007 was 77,618,791.

HALOZYME THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash and cash equivalents	$105,114,751	$44,189,403
Accounts receivable	416,888	370,068
Inventory	713,303	442,492
Prepaid expenses and other assets	1,830,827	591,587

Total current assets	108,075,769	45,593,550
Property and equipment, net	1,916,932	497,770

Total assets	$109,992,701	$46,091,320

Liabilities and Stockholders’ Equity
Accounts payable	$2,729,727	$2,017,395
Accrued expenses	1,976,594	1,011,153
Deferred revenue	3,554,703	1,221,992

Total current liabilities	8,261,024	4,250,540

Deferred revenue, net of current portion	36,287,055	18,759,545
Deferred rent, net of current portion	531,729	—
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock — $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.001 par value; 150,000,000 shares authorized; 77,002,780 and 68,736,993 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	77,003	68,737
Additional paid-in capital	121,122,922	64,111,738
Accumulated deficit	(56,287,032)	(41,099,240)

Total stockholders’ equity	64,912,893	23,081,235

Total liabilities and stockholders’ equity	$109,992,701	$46,091,320

See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Product sales	$185,252	$362,477	$541,420	$555,420
Revenues under collaborative agreements	757,629	—	1,920,192	—

Total revenues	942,881	362,477	2,461,612	555,420

Operating expenses:
Cost of sales	59,454	356,093	211,200	395,591
Research and development	6,352,397	2,429,016	13,265,645	6,536,011
Selling, general and administrative	2,840,683	1,403,405	7,207,544	4,537,869

Total operating expenses	9,252,534	4,188,514	20,684,389	11,469,471

Loss from operations	(8,309,653)	(3,826,037)	(18,222,777)	(10,914,051)
Interest income	1,280,871	175,000	3,034,985	540,028

Net loss	$(7,028,782)	$(3,651,037)	$(15,187,792)	$(10,374,023)

Basic and diluted net loss per share	$(0.09)	$(0.06)	$(0.21)	$(0.17)

Shares used in computing basic and diluted net loss per share	76,502,867	62,731,254	73,259,130	61,669,201

See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Net loss	$(15,187,792)	$(10,374,023)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	1,789,256	911,815
Depreciation and amortization	362,962	172,702
Loss on disposal of equipment	731	3,168
Issuance of stock options for services	—	9,322
Changes in operating assets and liabilities:
Accounts receivable	(46,820)	29,623
Inventory	(270,811)	45,191
Prepaid expenses and other assets	(1,239,240)	(327,959)
Accounts payable and accrued expenses	1,677,773	585,444
Deferred rent	531,729	—
Deferred revenue	19,860,221	(131,773)

Net cash provided by (used in) operating activities	7,478,009	(9,076,490)

Investing activities:
Purchases of property and equipment	(1,782,855)	(255,456)

Net cash used in investing activities	(1,782,855)	(255,456)

Financing activities:
Proceeds from issuance of common stock, net	51,989,488	—
Proceeds from exercise of stock options, net	1,570,379	137,258
Proceeds from exercise of warrants, net	1,670,327	6,163,405

Net cash provided by financing activities	55,230,194	6,300,663

Net increase (decrease) in cash and cash equivalents	60,925,348	(3,031,283)
Cash and cash equivalents at beginning of period	44,189,403	19,132,194

Cash and cash equivalents at end of period	$105,114,751	$16,100,911

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
2. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The unaudited financial information for the interim periods presented reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Operating results for interim periods are not necessarily indicative of the operating results for an entire fiscal year.
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
     In accordance with the Amended and Restated Development and Supply Agreement (the “Development and Supply Agreement”) with Baxter Healthcare Corporation (“Baxter”), the Company supplies Baxter with the active pharmaceutical ingredient (“API”) for Hylenex at its fully burdened cost plus a margin. Baxter fills and finishes Hylenex and holds it for subsequent distribution. After determining that Hylenex meets product specifications, the Company releases it. Because of the Company’s continued involvement in the development and production process of Hylenex, the earnings process is not considered to be complete. Accordingly, the Company defers the revenue and related product costs on the API for Hylenex until the product is filled, finished, packaged and released. Baxter may only return the API for Hylenex to the Company if it does not conform to the specified criteria set forth in the Development and Supply Agreement or upon termination of such agreement. The Company has historically demonstrated that the API shipped to Baxter has consistently met the specified criteria. Therefore, no allowance for product returns has been established. In addition, the Company receives product-based payments upon the sale of Hylenex by Baxter, in accordance with the terms of the agreement with Baxter. Product sales revenues are recognized as the Company earns such revenues based on Baxter’s shipments of Hylenex to its distributors when such amounts can be reasonably estimated. In February 2007, Baxter prepaid $1 million of such product-based payments which was deferred and is being recognized as earned.
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
     Total share-based compensation expense related to all of the Company’s share-based awards for the three and nine months ended September 30, 2007 and 2006 was comprised as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Research and development	$162,169	$107,379	$465,055	$310,588
Selling, general and administrative	570,623	226,454	1,324,201	601,227

Share-based compensation expense before tax	732,792	333,833	1,789,256	911,815
Related income tax benefit	—	—	—	—

Share-based compensation expense, net of tax	$732,792	$333,833	$1,789,256	$911,815

Net share-based compensation expense per basic and diluted share	$0.01	$0.01	$0.02	$0.01

Share-based compensation expense from:
Stock options	$486,462	$278,047	$1,312,550	$826,286
Restricted stock awards	246,330	55,786	476,706	85,529

	$732,792	$333,833	$1,789,256	$911,815

4. Inventory
     Inventory consisted of the following:

	September 30,	December 31,
	2007	2006
Raw materials	$621,342	$337,344
Work in process	52,559	76,257
Finished goods	39,402	28,891

	$713,303	$442,492

     Inventory is used in the manufacture of the Company’s Cumulase and Hylenex products and is stated at the lower of cost or market.
5. Property and Equipment
     Property and equipment, net consisted of the following:

	September 30,	December 31,
	2007	2006
Research equipment	$1,740,018	$805,077
Computer and office equipment	616,437	217,418
Leasehold improvements	625,448	179,822

	2,981,903	1,202,317
Accumulated depreciation and amortization	(1,064,971)	(704,547)

	$1,916,932	$497,770

     Depreciation and amortization expense totaled $153,196 and $362,962, for the three and nine months ended September 30, 2007, respectively, and $63,062 and $172,702 for the three and nine months ended September 30, 2006, respectively.

6. Deferred Revenue
     Deferred revenue consisted of the following:

	September 30,	December 31,
	2007	2006
Collaborative agreements	$38,639,071	$19,918,965
Product sales	1,202,687	62,572

	39,841,758	19,981,537
Less current portion	(3,554,703)	(1,221,992)

	$36,287,055	$18,759,545

     Roche Agreement — In December 2006, the Company entered into a license and collaboration agreement with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (collectively, “Roche”) for Enhanze Technology (the “Roche Agreement”). Under the terms of the Roche Agreement, Roche will obtain a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 and up to thirteen Roche target compounds resulting from the collaboration. Roche paid the Company a nonrefundable initial license fee of $20 million in December 2006 for the application of rHuPH20 to three pre-defined Roche biologic targets. The $20 million upfront payment was deferred and is being recognized over the term of the agreement. The Company recognized $290,000 and $870,000 in revenues under the Roche Agreement for the three and nine months ended September 30, 2007, respectively.
     Baxter Agreements – In September 2007, Halozyme and Baxter Healthcare Corporation (“BHC”) and Baxter Healthcare S.A. (“BHSA” and along with BHC, collectively, “Baxter”) entered into an Enhanze Technology License and Collaboration Agreement (the “License”). Under the terms of the License, Baxter paid the Company a nonrefundable upfront payment of $10 million. Due to the Company’s continuing involvement obligations, the $10 million upfront payment was deferred and is being recognized over the term of the License. The Company recognized $40,000 in revenues under the Baxter License for both the three and nine months ended September 30, 2007.
     In February 2007, the Company amended certain agreements with Baxter for Hylenex and entered into a new agreement for kits and co-formulations with rHuPH20 (the “Baxter Agreements”). Under the terms of the Baxter Agreements, Baxter paid the Company a nonrefundable upfront payment of $10 million. Due to the Company’s continuing involvement obligations, the $10 million upfront payment was deferred and is being recognized over the term of the agreements. The Company recognized $147,000 and $370,000 in revenues under the Baxter Agreements for the three and nine months ended September 30, 2007, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator — Net loss	$(7,028,782)	$(3,651,037)	$(15,187,792)	$(10,374,023)
Denominator — Weighted average shares outstanding	76,502,867	62,731,254	73,259,130	61,669,201
Net loss per share	$(0.09)	$(0.06)	$(0.21)	$(0.17)

Common share equivalents not included because of their anti-dilutive effect:
Stock options and awards	7,963,621	8,608,268	7,963,621	8,608,268
Warrants	5,379,191	7,607,114	5,379,191	7,607,114

	13,342,812	16,215,382	13,342,812	16,215,382

8. Stockholders’ Equity
     During the nine months ended September 30, 2007, holders of the Company’s outstanding warrants exercised rights to purchase 1,335,212 common shares for net proceeds of approximately $1,670,000. Warrants to purchase approximately 5.4 million shares of the Company’s common stock were outstanding as of September 30, 2007. During the nine months ended September 30, 2007, holders of the Company’s outstanding options exercised rights to purchase 1,343,087 common shares for net proceeds of approximately $1,570,000. Options to purchase approximately 7.9 million shares of the Company’s common stock were outstanding as of September 30, 2007.
     In April 2007, the Company entered into a definitive stock purchase agreement (the “Purchase Agreement”) with New River Management V, LP (“New River”). Under the terms of the Purchase Agreement, New River purchased 3.5 million newly-issued shares of the Company’s common stock for an aggregate price of approximately $32.1 million. The sale of the shares was completed on May 31, 2007. The Company has agreed to file a registration statement with the SEC covering the resale of these shares.
     In February 2007, an affiliate of Baxter purchased approximately 2.1 million shares of the Company’s common stock for an aggregate price of approximately $20 million.
9. Commitments and Contingencies
     Operating Leases — The Company’s administrative offices and research facilities are located in San Diego, California. The Company leases 18,400 square feet of office and research space at one location for approximately $34,000 per month. The Company has two separate leases for its facilities which expire in December 2007.
     In July 2007, the Company entered into two sublease agreements with Avanir Pharmaceuticals, Inc. (“Avanir”) for Avanir’s excess leased facilities in San Diego, California (the “Subleases”). The Company subleases approximately 48,800 square feet of office and laboratory space for an initial monthly rent expense of approximately $108,000, net of costs and property taxes associated with the operation and maintenance of the subleased facilities. In addition, the Company will pay a pro rata share of operating costs, insurance costs, costs of utilities and real property taxes incurred by Avanir for the subleased facilities.
     One of the Subleases is only applicable to a portion of the office and research facilities through August 2008 so, in July 2007, the Company entered into a lease agreement (the “Lease”) with BC Sorrento, LLC (“BC Sorrento”) for these facilities through January 2013. Payment obligation under the Lease will not commence until September 2008 after the obligations in the short-term Sublease have concluded. Connie Matsui, a director of the Company, and her husband have a controlling ownership interest in an entity that holds a minority ownership position in BC Sorrento. In addition, this entity currently serves as the managing member of BC Sorrento. The transaction with BC Sorrento was reviewed and approved by the Company’s Board of Directors in accordance with the Company’s related party transaction policy.
     Additionally, the Company leases certain office equipment under operating leases. Total rent expense was approximately $426,000 and $623,000 for the three and nine months ended September 30, 2007, respectively, and $82,000 and $207,000 for the three and nine months ended September 30, 2006, respectively.
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
     In accordance with the Baxter License, pending successful completion of a series of regulatory and sales milestones, Baxter may make further milestone payments to the Company totaling $37 million. In addition, Baxter will pay royalties on the sales, if any, of the products that result from the collaboration. The License is applicable to both kit and co-formulation combinations. Baxter will assume all development, manufacturing, clinical, regulatory, sales and marketing costs under the License, while Halozyme will be responsible for the supply of the rHuPH20 enzyme. In addition, Baxter has certain product development and commercialization obligations in major markets identified in the License.
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
11. Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The provisions of SFAS 159 will be effective for the Company beginning January 1, 2008.  The Company is in the process of determining the effect, if any, the adoption of SFAS 159 will have on its consolidated financial position or results of operations.
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
     In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, which requires that non-refundable advance payments for goods or services that will be used or performed in future research and development activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. The Company will adopt EITF Issue No. 07-3 in the first quarter of 2008, and it is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
     The EITF is currently considering EITF Issue No. 07-01, Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property, which is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the statement of operations and certain related disclosure questions. The Company will continue to monitor the development of EITF Issue No. 07-1 and evaluate the effects, if any, on its consolidated financial position or results of operations.
12. Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations. At the date of adoption and at September 30, 2007, the Company’s unrecognized income tax benefits and uncertain tax provisions were not material.
     Interest and/or penalties related to uncertain income tax positions are recognized by the Company as a component of income tax expense. Upon adoption of FIN 48 and for the nine months ended September 30, 2007, the Company did not recognize any interest or penalties.
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
     The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission, or SEC, on March 9, 2007.
     Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current forecast of certain aspects of our future. You can identify most forward-looking statements by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements due to a number of factors including, but not limited to, those set forth below under the caption “Risks Related to Our Business” and elsewhere in this Quarterly Report on Form 10-Q.
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
     Our operations to date have been limited to organizing and staffing the Company, acquiring, developing and securing our technology and undertaking product development for our existing products and a limited number of product candidates. We have launched two products: Cumulase®, a product used for IVF, and Hylenex, a product used as an adjuvant to increase the absorption and dispersion of other injected drugs and fluids. Currently, we have only limited revenue from the sales of Cumulase and Hylenex, in addition to revenues from collaborative agreements with Baxter Healthcare Corporation, or Baxter, and F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc., collectively Roche. Revenues from product sales depend on our ability to develop, manufacture, obtain regulatory approvals for and successfully commercialize our product candidates. All of our product candidates are in the research, pre-clinical, or clinical stage. It may be years, if ever, before we are able to obtain the regulatory approvals necessary to generate meaningful revenue from the sale of these product candidates. We have incurred net operating losses each year since inception, with an accumulated deficit of approximately $56.3 million as of September 30, 2007.
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
Current Products and Product Candidates
     We have two marketed products and multiple product candidates targeting several indications in various stages of development. The following table summarizes our lead clinical product and pipeline candidates:

Product	Indication (Brief Description)	Development Status
Cumulase	In vitro fertilization	Marketed
Hylenex	Adjuvant for drug and fluid infusion	Marketed
Chemophase	Chemoadjuvant for superficial bladder cancer	Phase I/IIa
Enhanze Technology	Adjuvant for enhanced drug delivery	Phase I
HTI-101	Inflammation, oncology	Pre-Clinical
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
     Chemophase, our lead oncology product candidate, is an investigative chemoadjuvant designed to enhance the transport of chemotherapeutic agents to tumor tissue, potentially increasing diffusion in tissues without affecting vascular permeability. Chemophase is being developed for potential use in the treatment of patients with superficial bladder cancer. In April 2006, we commenced patient enrollment in our Chemophase Phase I/IIa clinical trial. In September 2007, we completed enrollment in our Phase I/IIa clinical trial.
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
Collaborative Agreements
Roche Agreement
     In December 2006, we entered into a License and Collaboration Agreement (the “Roche Agreement”) with Roche for Enhanze Technology. Under the terms of the Roche Agreement, Roche will obtain a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 and up to thirteen Roche target compounds resulting from the collaboration. Roche paid us $20 million as an initial upfront license fee for the application of rHuPH20 to three pre-defined Roche biologic targets. Pending the successful completion of a series of clinical, regulatory, and sales events, Roche will pay us further milestones which could potentially reach a value of up to $111 million. In addition, Roche will pay us royalties on product sales for these first three targets. Over the next ten years, Roche will also have the option to exclusively develop and commercialize rHuPH20 with an additional ten targets to be identified by Roche, provided that Roche will be obligated to pay continuing exclusivity maintenance fees to us in order to maintain its exclusive development rights for these targets. For each of the additional ten targets, Roche may pay us further upfront and milestone payments of up to $47 million per target, as well as royalties on product sales for each of these additional ten targets. Additionally, Roche will obtain access to our expertise in developing and applying rHuPH20 to Roche targets.

Baxter Agreements
     In September 2007, we entered into an Enhanze Technology License and Collaboration Agreement (the “License”) with Baxter Healthcare Corporation (“BHC”) and Baxter Healthcare S.A. (“BHSA” and along with BHC, collectively, “Baxter”). Under the terms of the License, Baxter will obtain a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20, Halozyme’s proprietary recombinant human hyaluronidase, with a current Baxter product, Gammagard Liquid™. Under the terms of the agreement, Baxter made an initial upfront payment of $10 million to us. Pending successful completion of a series of regulatory and sales milestones, Baxter may make further milestone payments totaling $37 million to us. In addition, Baxter will pay royalties on the sales, if any, of the products that result from the collaboration. The License is applicable to both kit and co-formulation combinations. Baxter will assume all development, manufacturing, clinical, regulatory, sales and marketing costs under the License, while Halozyme will be responsible for the supply of the rHuPH20 enzyme. In addition, Baxter has certain product development and commercialization obligations in major markets identified in the License.
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
     In 2006 and 2007, we entered into the Roche Agreement, the Baxter Agreements and the Baxter License, which consist of non-refundable upfront license fees, reimbursements of research and development services, various performance or sales milestones and future product-based or royalty payments, as applicable. Due to our ongoing involvement obligations under the agreements, we recorded the non-refundable upfront license fees as deferred revenues. Such revenues are being recognized over the term of the agreements.
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
     Since our inception in 1998 through September 30, 2007, we have incurred research and development expenses of $41.6 million. From January 1, 2002 through September 30, 2007, approximately 45% of our research and development expenses were associated with the research and development of our recombinant human PH20 enzyme used in our Cumulase and Hylenex products, and approximately 14% of our research and development expenses were associated with the development of our Chemophase product candidate. Due to the uncertainty in obtaining FDA approval, our reliance on third parties, and competitive pressures, we are unable to estimate with any certainty the additional costs we will incur in the continued development of our Chemophase product candidate for commercialization. However, we expect our research and development expenses to increase substantially if we are able to advance our Chemophase product candidate and our other product candidates into later stages of clinical development.
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
     Under the terms of the Baxter Agreements, we supply Baxter the active pharmaceutical ingredient, or API, for Hylenex at our fully burdened cost plus a margin, and Baxter fills and finishes Hylenex and holds it for subsequent distribution. After determining that Hylenex meets product specifications, we release it. Because of our continued involvement in the development and production process of Hylenex, the earnings process is not considered to be complete. Accordingly, we defer the revenue and related product costs on the API for Hylenex until the product is filled, finished, packaged and released. In addition, we receive product-based payments upon the sale of Hylenex by Baxter, in accordance with the terms of the Baxter Agreements. Product sales revenues are recognized as we earn such revenues based on Baxter’s shipments of Hylenex to its distributors when such amounts can be reasonably estimated. In February 2007, Baxter prepaid $1 million of such product-based payments which was deferred and is being recognized as earned.
Revenues under Collaborative Agreements
     Revenues from collaborative and licensing agreements are recognized based on the performance requirements of the underlying agreements. Revenue is deferred for fees received before earned.  Nonrefundable upfront payments, in which we have an ongoing involvement or performance obligation, are recorded as deferred revenue and recognized as revenue over the contract or development period. In February 2007, we entered into the Baxter Agreements which consist of nonrefundable upfront license fees, reimbursements of research and development services, various performance or sales milestones and product-based payments. Due to our ongoing involvement obligations, the nonrefundable upfront license fee received in February 2007 under the Baxter Agreements was deferred and is being recognized over the term of the contract. In September 2007, we entered into the License with Baxter. Under the terms of the agreement, Baxter made an initial upfront payment of $10 million, which is being deferred and is being recognized over the term of the contract.
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
Share-Based Compensation
     We account for share-based awards exchanged for employee services in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment , or SFAS 123R, which we adopted effective January 1, 2006, including the provisions of the SEC’s Staff Accounting Bulletin No. 107, or SAB 107. We use the fair value method to account for share-based payments with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123R apply to new awards and awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods were not revised for comparative purposes. Total compensation cost for our share-based payments for the three and nine months ended September 30, 2007 was $732,792 and

$1,789,256, respectively. Selling, general and administrative expense and research and development expense included share-based compensation of $570,623 and $162,169, respectively, for the three months ended September 30, 2007, while selling, general and administrative expense and research and development expense included share-based compensation of $1,324,201 and $465,055, respectively, for the nine months ended September 30, 2007. As of September 30, 2007, $4.3 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 2.0 years.
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
     If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123R. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our consolidated financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
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
     In addition, we have several contracts that extend across multiple reporting periods, including our largest contract representing a $1.3 million research contract for the management of multiple toxicology studies. We recognize expenses as the services are provided pursuant to management’s assessment of the progress that has been made to date. Such contracts require an assessment of the work that has been completed during the period, including measurement of progress, analysis of data that justifies the progress and management’s judgment. Based on our experience and management’s intimate involvement with these outsourced contracts, it is reasonably likely that we may experience a 3% variance in our estimate of the work completed. A 3% variance in our estimate of the work completed in our largest contract could increase or decrease our operating expenses by approximately $48,000 which would not represent a material change to historically reported results of operations.

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
Results of Operations
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     Product Sales – Product sales were $185,000 for the three months ended September 30, 2007 compared to $362,000 for the three months ended September 30, 2006. The decrease of $177,000 was primarily due to the decrease in sales of the API for Hylenex of $268,000 resulting from the disposition by Baxter of short-dated Hylenex vials in the prior year period, offset by an increase in sales of Cumulase of $91,000.
     Revenues Under Collaborative Agreements — Revenues under collaborative agreements were $758,000 for the three months ended September 30, 2007. There were no revenues under collaborative agreements for the three months ended September 30, 2006. Revenues under collaborative agreements primarily consisted of the amortization of upfront fees received from Baxter and Roche of $477,000 and reimbursements for research and development services from Baxter and Roche of $281,000.
     Cost of Sales – Cost of sales were $59,000 for the three months ended September 30, 2007 compared to $356,000 for the three months ended September 30, 2006. The decrease of $297,000 was primarily due to the decrease in sales of the API for Hylenex resulting from the disposition by Baxter of short-dated Hylenex vials in the prior year period.
     Research and Development – Research and development expenses were $6.4 million for the three months ended September 30, 2007 compared to $2.4 million for the three months ended September 30, 2006. The increase of $4.0 million was primarily due to the increase in outsourced research and development costs of $2.6 million due to our various pre-clinical programs and the manufacturing scale-up of our rHuPH20 enzyme. In addition, compensation costs increased by $635,000, of which $55,000 related to share-based compensation, and relocation expenses increased by $56,000 due to the increase in our research and development headcount. Our facilities expenses related to research and development activities also increased by $510,000 for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, primarily due to costs related to our new facilities lease and expanded operations. We expect research and development costs to increase in future periods as we continue to increase our research efforts, expand our clinical trials, and develop and manufacture our product candidates.
     Selling, General and Administrative – Selling, general and administrative (“SG&A”) expenses were $2.8 million for the three months ended September 30, 2007 compared to $1.4 million for the three months ended September 30, 2006. The $1.4 million increase in SG&A expenses consisted primarily of an increase in compensation costs of $668,000, of which $344,000 related to share-based compensation. In addition, legal fees increased by $325,000, while facilities and marketing expenses increased by $121,000 and $88,000, respectively. We expect SG&A expenses to increase in future periods as we continue to increase headcount.
     Interest Income – Interest income was $1.3 million for the three months ended September 30, 2007 compared to $175,000 for the three months ended September 30, 2006. The increase in interest income was due to higher average cash and cash equivalents balances and interest rates during 2007.

Net Loss – Net loss for the three months ended September 30, 2007 was $7.0 million, or $0.09 per common share, compared to $3.7 million, or $0.06 per common share, for the three months ended September 30, 2006. The increase in net loss was primarily due to an increase in operating expenses, partially offset by increases in revenues and interest income.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     Product Sales – Product sales were $541,000 for the nine months ended September 30, 2007 compared to $555,000 for the nine months ended September 30, 2006. The decrease of $14,000 was primarily due to the decrease in sale of the API for Hylenex of $223,000 resulting from the disposition by Baxter of short-dated Hylenex vials in the prior year period, partially offset by an increase in the sales of Cumulase of $209,000.
     Revenues Under Collaborative Agreements — Revenues under collaborative agreements were $1.9 million for the nine months ended September 30, 2007. There were no revenues under collaborative agreements for the nine months ended September 30, 2006. Revenues under collaborative agreements primarily consisted of the amortization of upfront fees received from Baxter and Roche of approximately $1.3 million and reimbursements for research and development services from Baxter and Roche of $640,000.
     Cost of Sales – Cost of sales were $211,000 for the nine months ended September 30, 2007 compared to $396,000 for the nine months ended September 30, 2006. The decrease of $185,000 was due primarily to the decrease in sales of the API for Hylenex resulting from the disposition by Baxter of short-dated Hylenex vials in the prior year period.
     Research and Development – Research and development expenses were $13.3 million for the nine months ended September 30, 2007 compared to $6.5 million for the nine months ended September 30, 2006. The increase of $6.8 million was primarily due to the increase in outsourced research and development expenses of $3.9 million due to our various pre-clinical programs and the manufacturing scale-up of our rHuPH20 enzyme. In addition, compensation costs increased by $1.3 million, of which $154,000 related to share-based compensation, facilities expenses increased by $622,000, research supplies and services expenses increased by $484,000 and depreciation expense increased by $165,000. We expect research and development costs to increase in future periods as we increase our research efforts, expand our clinical trials, and continue to develop and manufacture our product candidates.
     Selling, General and Administrative – Selling, general and administrative expenses were $7.2 million for the nine months ended September 30, 2007 compared to $4.5 million for the nine months ended September 30, 2006. The increase of $2.7 million was primarily due to the increase in compensation costs of $1.6 million, of which $723,000 related to share-based compensation. In addition, other increases included an increase in legal expenses of $284,000, an increase in facilities expenses of $196,000 and an increase in marketing costs of $204,000. We expect SG&A expenses to increase in future periods as we continue to increase headcount.
     Interest Income – Interest income was $3.0 million for the nine months ended September 30, 2007 compared to $540,000 for the nine months ended September 30, 2006. The increase in interest income was due to higher average cash and cash equivalents balances and interest rates during 2007 as compared to the same period in 2006.
     Net Loss – Net loss for the nine months ended September 30, 2007 was $15.2 million, or $0.21 per common share, compared to $10.4 million, or $0.17 per common share, for the nine months ended September 30, 2006. The increase in net loss was primarily due to an increase in operating expenses, partially offset by increases in revenues and interest income.
Liquidity and Capital Resources
Overview
     Our principal sources of liquidity are our existing cash and cash equivalents. As of September 30, 2007, we had cash and cash equivalents of approximately $105.1 million. We expect our cash requirements to increase significantly as we continue to increase our research and development for, seek regulatory approvals of, and develop and manufacture our current product candidates. As we expand our research and development efforts and pursue additional product opportunities, we anticipate significant cash requirements for hiring of personnel, capital expenditures and investment in additional internal systems and infrastructure. The amount and timing of cash requirements will depend on the research, development, manufacture, regulatory and market acceptance of our product candidates, if any, and the resources we devote to researching, developing, manufacturing, commercializing and supporting our product candidates.
     We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months. Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of the Roche and Baxter collaborations and the sale of our common stock to New River Management V, LP, or New River. We may finance future cash needs through the sale of other equity securities, the exercise of our callable warrants, strategic collaboration agreements, debt financing, or any combination of the foregoing.
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
Cash Flows
     Net cash provided by operations was $7.5 million for the nine months ended September 30, 2007 compared to $9.1 million used in operations for the nine months ended September 30, 2006. We received $21.0 million of initial upfront payments from Baxter during the nine months ended September 30, 2007 of which $20.6 million was recorded as deferred revenue as of September 30, 2007.
     Net cash used in investing activities was $1.8 million for the nine months ended September 30, 2007 compared to $255,000 for the nine months ended September 30, 2006. This increase was due to the increase in purchases of property and equipment during the nine months ended September 30, 2007 as compared to the same period in 2006.
     Net cash provided by financing activities was $55.2 million for the nine months ended September 30, 2007 compared to $6.3 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, we sold common stock for proceeds of approximately $52.0 million, net of issuance costs. Additionally, we received approximately $3.2 million in proceeds from warrant and stock option exercises during the nine months ended September 30, 2007.
Off-Balance Sheet Arrangements
     As of September 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The provisions of SFAS 159 will be effective for the Company beginning January 1, 2008.  The Company is in the process of determining the effect, if any, the adoption of SFAS 159 will have on its consolidated financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure about fair value measurements. We will be required to adopt SFAS 157 in the first quarter of 2008. We do not expect the adoption of SFAS 157 to significantly affect our consolidated financial position or results of operations.
     In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, which requires that non-refundable advance payments for goods or services that will be used or performed in future research and development activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. We will adopt EITF Issue No. 07-3 in the first quarter of 2008, and it is not expected to have a material impact on our consolidated financial position or results of operations.
     The EITF is currently considering EITF Issue No. 07-1, Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property, which is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the statement of operations and certain related disclosure questions. We will continue to monitor the development of EITF Issue No. 07-1 and evaluate the effects, if any, on our consolidated financial position or results of operations.
Risk Factors
     The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. For a more detailed discussion of the factors that could cause actual results to differ, see the Risk Factors section in our Annual Report on Form 10-K filed with the SEC on March 9, 2007. In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of these known or unknown risks or uncertainties actually occur, our business could be harmed substantially.
Risks Related To Our Business
We have generated only minimal revenue from product sales to date; we have a history of net losses and negative cash flow, and we may never achieve or maintain profitability.
     We have generated only minimal revenue from product sales to date and may never generate significant revenues from future product sales. Even if we do achieve significant revenues from product sales, licensing revenues and milestone payments, we expect to incur significant operating losses over the next several years. We have never been profitable, and we may never become profitable. Through September 30, 2007, we have incurred aggregate net losses of approximately $56.3 million.
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
     Clinical testing of pharmaceutical products is also a long, expensive and uncertain process and the failure of a clinical trial can occur at any stage. Even if initial results of pre-clinical studies or clinical trial results are promising, we may obtain different results that fail to show the desired levels of safety and efficacy, or we may not obtain FDA approval for a variety of other reasons. The clinical trials of any of our product candidates could be unsuccessful, which would prevent us from obtaining regulatory approval and commercializing the product. FDA approval can be delayed, limited or not granted for many reasons, including, among others:
•	FDA officials may not find a product candidate safe or effective enough to merit either continued testing or final approval;

•	FDA officials may not find that the data from pre-clinical testing and clinical trials justify approval, or they may require additional studies that would make it commercially unattractive to continue pursuit of approval;

•	the FDA may reject our trial data or disagree with our interpretations of either clinical trial data or applicable regulations;

•	the cost of a clinical trial may be greater than what we originally anticipate, and we may decide to not pursue FDA approval for such a trial;

•	the FDA may not approve our manufacturing processes or facilities, or the processes or facilities of our contract manufacturers or raw material suppliers;

•	the FDA may change its formal or informal approval requirements and policies, act contrary to previous guidance, or adopt new regulations; or

•	the FDA may approve a product candidate for indications that are narrow or under conditions that place the product at a competitive disadvantage, which may limit our sales and marketing activities or otherwise adversely impact the commercial potential of a product.
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

     We intend to market certain of our products, and perhaps have certain of our products manufactured, in foreign countries. The process of obtaining regulatory approvals in foreign countries is subject to delay and failure for many of the same reasons set forth above as well as for reasons that vary from jurisdiction to jurisdiction. The approval process varies among countries and jurisdictions and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA.
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
If any party to a key collaboration agreement, including us, fails to perform material obligations under such agreement, or if a key collaboration agreement is terminated for any reason, our business would significantly suffer.
We have entered into key collaboration agreements under which we may receive significant future payments in the form of maintenance fees, milestone payments and royalties.  In the event that a party fails to perform under a key collaboration agreement, or if a key collaboration agreement is terminated, the reduction in revenues could delay or stop our product development activities for some of our product candidates as well as our commercialization efforts for some or all of our products.  In addition, the termination of a key collaboration agreement by one of our partners could materially impact our ability to enter into additional collaboration agreements with new partners on favorable terms, if at all.  In certain circumstances, the termination of a key collaboration agreement would require us to revise our corporate strategy going forward and reevaluate the applications and value of our technology.
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
     We have signed a commercial supply agreement with Avid Bioservices, Inc. (“Avid”), a contract manufacturing organization, to produce bulk recombinant human hyaluronidase for clinical trials and commercial use. Avid will produce the active pharmaceutical ingredient used in each of Cumulase, Hylenex, Chemophase, and Enhanze Technology under cGMP for commercial scale production and will provide support for the chemistry, manufacturing and controls sections for FDA regulatory filings. Avid has only limited experience manufacturing our active pharmaceutical ingredient batches, and we rely on its ability to successfully manufacture these batches according to product specifications. In addition, as a result of our contractual obligations to Roche, we will be required to significantly scale up our active pharmaceutical ingredient production during the next few years. We do not currently have a significant inventory of the active pharmaceutical ingredient used in our products and product candidates, so if Avid does not maintain its status as an FDA-approved manufacturing facility, is unable to successfully scale up our active pharmaceutical ingredient production, or is unable to manufacture the active pharmaceutical ingredient used in our products and product candidates according to product specifications for any other reason, the commercialization of our products and the development of our product candidates will be delayed and our business will be adversely affected. We have not yet established, and may not be able to establish, favorable arrangements with additional manufacturers for these ingredients or products should the existing supplies become unavailable or in the event that our sole contract manufacturer is unable to adequately perform its responsibilities. Any delays or interruptions in the supply of materials by Avid could cause the delay of clinical trials and could delay or prevent the commercialization of product candidates that may receive regulatory approval. Such delays or interruptions would have a material adverse effect on our business and financial condition.
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
     Currently, warrants to purchase approximately 5.4 million shares of our common stock are outstanding and this amount of outstanding warrants may make us a less desirable candidate for investment for some potential investors. Approximately 1.9 million of our outstanding warrants contain a call feature that, potentially, may allow us to raise funds from the holders of these warrants. We have the ability, at our sole discretion, to call warrants exercisable for up to approximately 1.9 million shares of common stock and, upon such a call, the holders of these warrants have thirty days to decide whether to exercise their warrants at a price of $1.75 per share or receive $0.01 from us for each share of common stock that is not exercised.
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
     Our success depends on the performance of key management and scientific employees with biotechnology experience. Given our small staff size and programs currently under development, we depend substantially on our ability to hire, train, retain and motivate high quality personnel, especially our scientists and management team in this field. If we are unable to retain existing personnel or identify or hire additional personnel, we may not be able to research, develop, commercialize or market our product candidates as expected or on a timely basis, and as a result, our business may be harmed. In addition, we rely on the expertise and guidance of independent directors to develop business strategies and to guide our execution of these strategies. Due to changes in the regulatory environment for public companies over the past few years, the demand for independent directors has increased and it may be difficult for us, due to competition from both like-sized and larger companies, to recruit qualified independent directors.

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
     As a result of our January 2004 private financing transaction, we issued warrants to private investors for the purchase of approximately 10.5 million shares of common stock at purchase prices ranging from $0.77 to $1.75 per share. Currently, approximately 3.1 million shares of common stock remain issuable upon the exercise of these warrants. As a result of our October 2004 financing transaction, we issued warrants for the purchase of approximately 2.7 million shares of common stock at a purchase price of $2.25 per share. The exercise of these warrants could result in significant dilution to stockholders at the time of exercise which could negatively affect our stock price.
     We currently have the ability, from time to time, to offer and sell up to $32.5 million of additional equity or debt securities under a currently effective universal shelf registration statement. Sales of substantial amounts of shares of our common stock or other securities under our universal shelf registration statement could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities. In the future, we may issue additional options, warrants or other derivative securities convertible into our common stock.
Our stock price is subject to significant volatility.
     We participate in a highly dynamic industry, which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low sales prices of our common stock during the twelve months ended September 30, 2007 were $11.00 and $2.46, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:
•	our failure, or the failure of one of our third party partners, to comply with the terms of our collaboration agreements;

•	the termination, for any reason, of any of our collaboration agreements;

•	the sale of common stock by any significant shareholder, including, but not limited to, direct or indirect sales by members of our Board of Directors;

•	general negative conditions in the healthcare industry;

•	general negative conditions in the financial markets;

•	the failure, for any reason, to obtain FDA approval for any of our products;

•	the failure, for any reason, to secure or defend our intellectual property position;

•	for those products that are approved by the FDA, the failure of the FDA to approve such products in a timely manner consistent with the FDA’s historical approval process;

•	the suspension of our Chemophase clinical trial due to safety or patient tolerability issues;

•	the suspension of our Chemophase clinical trial due to market and/or competitive conditions;

•	our failure, or the failure of our third party partners, to successfully commercialize products approved by the FDA;

•	our failure, or the failure of our third party partners, to generate product revenues anticipated by investors;

•	problems with our sole API contract manufacturer or our sole fill and finish manufacturer for Hylenex;

•	the exercise of our right to redeem certain outstanding warrants to purchase our common stock;

•	the sale of additional debt and/or equity securities by us; and

•	the departure of key personnel.
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
     We may have the ability to redeem certain outstanding warrants, under certain conditions, that may be exercised for approximately 1.9 million shares of common stock. The redemption price for these warrants is $0.01 per share, but the warrant holders have the opportunity to exercise their warrants prior to redemption at the price of $1.75 per share. If we decide to redeem any portion of our outstanding warrants in the future, some selling security holders may choose to sell outstanding shares of common stock in order to finance the exercise of the warrants prior to their redemption. This pattern of selling may result in a reduction of our common stock’s market price.
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
     In order to augment our product pipeline or otherwise strengthen our business, we may decide to acquire additional businesses, products and technologies. As we have limited experience in evaluating and completing acquisitions, our ability as an organization to make such acquisitions is unproven. Acquisitions could require significant capital infusions and could involve many risks, including, but not limited to, the following:
•	we may have to issue convertible debt or equity securities to complete an acquisition, which would dilute our stockholders and could adversely affect the market price of our common stock;

•	an acquisition may negatively impact our results of operations because it may require us to incur large one-time charges to earnings, amortize or write down amounts related to goodwill and other intangible assets, or incur or assume substantial debt or liabilities, or it may cause adverse tax consequences, substantial depreciation or deferred compensation charges;

•	we may encounter difficulties in assimilating and integrating the business, products, technologies, personnel or operations of companies that we acquire;

•	certain acquisitions may disrupt our relationship with existing customers who are competitive with the acquired business, products or technologies;

•	acquisitions may require significant capital infusions and the acquired businesses, products or technologies may not generate sufficient revenue to offset acquisition costs;

•	an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

•	acquisitions may involve the entry into a geographic or business market in which we have little or no prior experience; and

•	key personnel of an acquired company may decide not to work for us.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
     There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors
     A description of the risk factors associated with our business is included under “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in Item 2 of Part I of this report. This description includes any changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2006. Certain Risk Factors have been added or materially changed as follows:
•	The Risk Factor entitled “If we are unable to sufficiently develop our sales, marketing and distribution capabilities or enter into successful agreements with third parties to perform these functions, we will not be able to fully commercialize our products” was changed.

•	The Risk Factor entitled “If our sole contract manufacturer is unable to manufacture significant amounts of the active pharmaceutical ingredient used in our products, our product development and commercialization efforts could be delayed or stopped” was changed.

•	The Risk Factor entitled “If we have problems with the third parties that prepare, fill, finish, and package our product candidates for distribution, our product development and commercialization efforts for these candidates could be delayed or stopped” was changed.

•	The Risk Factor entitled “Our inability to attract, hire and retain key management and scientific personnel, and to recruit qualified independent directors, could negatively affect our business” was changed.

•	The Risk Factor entitled “Our stock price is subject to significant volatility” was changed.

•	The Risk Factor entitled “If any party to a key collaboration agreement, including us, fails to perform material obligations under such agreement, or if a key collaboration agreement is terminated for any reason, our business would significantly suffer” was added.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three months ended September 30, 2007, holders of the Company’s various outstanding warrants exercised rights to purchase 196,690 common shares for gross proceeds of approximately $344,000. The shares and underlying warrants were purchased for investment in a private placement exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
Exhibit	Title
3.1	Amended and Restated Articles of Incorporation, as filed with the Nevada Secretary of State on May 4, 2006 (1)

3.2	Certificate of Designation, Preferences and Rights of the terms of the Series A Preferred Stock (1)

3.3	Bylaws as Amended (2)

4.1	Rights Agreement between Corporate Stock Transfer, as rights agent, and Registrant, dated May 4, 2006 (1)

10.1	License Agreement between University of Connecticut and Registrant, dated November 15, 2002 (3)

10.2*	Agreement for Services between Avid Bioservices, Inc. and Registrant, dated November 19, 2003 (3)

10.3*	Distribution Agreement between MidAtlantic Diagnostics, Inc. and Registrant, dated January 30, 2004 (3)

10.4*	Distribution Agreement between MediCult AS and Registrant, dated February 9, 2004 (3)

10.5	2004 Stock Plan and Form of Option Agreement thereunder (4)

10.6	Form of Indemnity Agreement for Directors and Executive Officers (4)

10.7	Form of Callable Stock Purchase Warrant (4)

10.8	Form of Common Stock Purchase Warrant (5)

10.9	DeliaTroph Pharmaceuticals, Inc. 2001 Amended and Restated Stock Plan and form of Stock Option Agreements for options assumed thereunder (6)

10.10	Nonstatutory Stock Option Agreement With Andrew Kim (6)

10.11*	Commercial Supply Agreement with Avid Bioservices, Inc. and Registrant, dated February 16, 2005 (7)

10.12	Halozyme Therapeutics, Inc. 2005 Outside Directors’ Stock Plan (8)

10.13	Placement Agent Agreement, dated as of December 12, 2005 between Registrant, SG Cowen & Co., LLC, Rodman & Renshaw, LLC and Roth Capital Partners, LLC (9)

10.14	Placement Agent Agreement, dated as of December 13, 2005 between Registrant, SG Cowen & Co., LLC, Rodman & Renshaw, LLC and Roth Capital Partners, LLC (10)

10.15	First Amendment to the License Agreement between University of Connecticut and Registrant, dated January 9, 2006 (11)

10.16	Halozyme Therapeutics, Inc. 2006 Stock Plan (13)

10.17	First Amendment to Standard Industrial Net Lease between Registrant and Sorrento Square, dated as of July 1, 2006 (14)

10.18	Second Amendment to Standard Industrial Net Lease between Registrant and Sorrento Square, dated as of July 1, 2006 (14)

10.19	Form of Stock Option Agreement (2005 Outside Directors’ Stock Plan) (15)

10.20	Form of Restricted Stock Agreement (2005 Outside Directors’ Stock Plan) (15)

10.21	Form of Stock Option Agreement (2006 Stock Plan) (15)

10.22	Form of Restricted Stock Agreement (2006 Stock Plan) (15)

10.23*	License and Collaboration Agreement between F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and Registrant dated December 5, 2006 (16)

10.24	Stock Purchase Agreement between Roche Finance Ltd and Registrant, dated December 5, 2006 (16)

10.25*	First Amendment to the Commercial Supply Agreement between Avid Bioservices, Inc. and Registrant,

Exhibit	Title
dated December 15, 2006 (17)

10.26*	Amended and Restated Exclusive Distribution Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 13, 2007 (18)

10.27*	Amended and Restated Development and Supply Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 13, 2007 (18)

10.28*	License and Collaboration Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 13, 2007 (18)

10.29	Stock Purchase Agreement between Baxter International, Inc. and Registrant, dated February 13, 2007 (18)

10.30	Stock Purchase Agreement between New River Management V, LP and Registrant, dated April 23, 2007 (19)

10.31	Sublease Agreement (11404 Sorrento Valley Road) between Avanir Pharmaceuticals, Inc. and Registrant, effective as of July 2, 2007 (20)

10.32	Sublease Agreement (11388 Sorrento Valley Road) between Avanir Pharmaceuticals, Inc. and Registrant, effective as of July 2, 2007 (20)

10.33	Standard Industrial Net Lease between BC Sorrento LLC and Registrant, effective as of July 26, 2007 (20)

10.34*	Enhanze Technology License and Collaboration Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant dated September 7, 2007 (21)

21.1	Subsidiaries of Registrant (12)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 8, 2006.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 14, 2004, Exhibit 99.2 of Registrant’s Current Report on Form 8-K, filed July 6, 2005 and Exhibit 99.1 of Registrant’s Current Report on Form 8-K, filed May 17, 2007.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Commission on April 23, 2004.

(4)	Incorporated by reference to the Registrant’s amendment number two to the Registration Statement on Form SB-2 filed with the Commission on July 23, 2004.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed October 15, 2004.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on October 26, 2004.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 22, 2005.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 6, 2005.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 13, 2005.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 14, 2005.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed January 12, 2006.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB/A, filed March 29, 2005.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 24, 2006.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed August 8, 2006.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed August 8, 2006.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, filed December 15, 2006.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 21, 2006.

(18)	Incorporated by reference to the Registrants’ Current Report on Form 8-K/A, filed February 20, 2007.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 24, 2007.

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 31, 2007.

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed September 12, 2007.

*	Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted from this agreement and have been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of San Diego, on November 9, 2007.

Halozyme Therapeutics, Inc.,
a Nevada corporation

Date: November 9, 2007	By:	/s/ Jonathan E. Lim

Jonathan E. Lim, MD
	Its:	President, Chief Executive Officer,
(Principal Executive Officer)

Date: November 9, 2007	By:	/s/ David A. Ramsay

David A. Ramsay
	Its:	Secretary, Chief Financial Officer
(Principal Financial and Accounting Officer)