Form 10-Q
period 2008-03-31
HALOZYME THERAPEUTICS INC
filed 2008-05-09
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 1, 2008 was 79,517,144.

HALOZYME THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and cash equivalents	$92,558,408	$97,679,085
Accounts receivable	1,130,384	779,825
Inventory	679,083	703,468
Prepaid expenses and other assets	2,252,861	2,014,680

Total current assets	96,620,736	101,177,058
Property and equipment, net	2,251,099	2,283,316

Total assets	$98,871,835	$103,460,374

Liabilities and Stockholders’ Equity
Accounts payable	$3,398,587	$3,055,637
Accrued expenses	2,942,071	2,502,259
Deferred revenue	3,261,983	3,306,225

Total current liabilities	9,602,641	8,864,121
Deferred revenue, net of current portion	38,992,374	35,963,266
Deferred rent, net of current portion	1,005,768	865,063
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock — $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.001 par value; 150,000,000 shares authorized; 79,507,955 and 77,903,944 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	79,508	77,904
Additional paid-in capital	124,140,964	122,685,443
Accumulated deficit	(74,949,420)	(64,995,423)

Total stockholders’ equity	49,271,052	57,767,924

Total liabilities and stockholders’ equity	$98,871,835	$103,460,374

See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Product sales	$141,438	$187,086
Revenues under collaborative agreements	1,664,080	623,129

Total revenues	1,805,518	810,215

Operating expenses:
Cost of product sales	37,190	76,228
Research and development	8,444,191	2,829,364
Selling, general and administrative	4,157,603	1,985,034

Total operating expenses	12,638,984	4,890,626

Operating loss	(10,833,466)	(4,080,411)
Interest income	879,469	723,107

Net loss	$(9,953,997)	$(3,357,304)

Basic and diluted net loss per share	$(0.13)	$(0.05)

Shares used in computing basic and diluted net loss per share	78,300,319	69,984,931

See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
Operating activities:
Net loss	$(9,953,997)	$(3,357,304)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation	863,516	415,480
Depreciation and amortization	228,206	86,635
Loss on disposal of equipment	9,029	—
Changes in operating assets and liabilities:
Accounts receivable	(350,559)	(182,721)
Inventory	24,385	(32,693)
Prepaid expenses and other assets	(238,181)	(704,088)
Accounts payable and accrued expenses	782,762	(769,224)
Deferred rent	140,705	—
Deferred revenue	2,984,866	10,722,040

Net cash (used in) provided by operating activities	(5,509,268)	6,178,125

Investing activities:
Purchases of property and equipment	(205,018)	(160,891)

Net cash used in investing activities	(205,018)	(160,891)

Financing activities:
Proceeds from exercise of stock options, net	593,609	459,918
Proceeds from issuance of common stock, net	—	19,946,411
Proceeds from exercise of warrants, net	—	357,909

Net cash provided by financing activities	593,609	20,764,238

Net (decrease) increase in cash and cash equivalents	(5,120,677)	26,781,472
Cash and cash equivalents at beginning of period	97,679,085	44,189,403

Cash and cash equivalents at end of period	$92,558,408	$70,970,875

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
2. Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Operating results for interim periods are not necessarily indicative of the operating results for an entire fiscal year.
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
3. Summary of Significant Accounting Policies
Revenue Recognition
          The Company generates revenues from product sales and collaborative agreements. Payments received under collaborative agreements may include nonrefundable fees at the inception of the agreements, milestone payments for specific achievements designated in the collaborative agreements, reimbursements of research and development services and/or royalties on sales of products resulting from collaborative agreements.
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

          Product Sales — Revenues from the sales of Cumulase are recognized when the transfer of ownership occurs which is upon shipment to the distributors. The Company is obligated to accept returns for product that does not meet product specifications. Historically, the Company has not had any product returns; therefore, no allowance for product returns has been established.
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
          Collaborative Agreements - The Company analyzes each element of its collaborative agreements to determine the appropriate revenue recognition. The Company recognizes revenue on nonrefundable upfront payments in which it has an ongoing involvement or performance obligation over the period of significant involvement under the related agreements. The Company recognizes milestone payments upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement, (2) the fees are nonrefundable and (3) our performance obligations after the milestone achievement will continue to be funded by our collaborator at a level comparable to the level before the milestone achievement. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue. Reimbursements of research and development services are recognized as revenue during the period in which the services are performed. Royalties to be received based on sales of licensed products by the Company’s collaborators incorporating the Company’s products are recognized as earned.
Costs and Expenses
     The Company’s costs and expenses include the following:
          Cost of Product Sales. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs and freight costs associated with the sales of Cumulase, and the API for Hylenex.
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
          Total share-based compensation expense related to all of the Company’s share-based awards for the three months ended March 31, 2008 and 2007 was allocated as follows:

	Three Months Ended
	March 31,
	2008	2007
Research and development	$263,647	$145,322
Selling, general and administrative	599,869	270,158

Share-based compensation expense before tax	863,516	415,480
Related income tax benefit	—	—

Share-based compensation expense, net of tax	$863,516	$415,480

Net share-based compensation expense per basic and diluted share	$0.01	$0.01

Share-based compensation expense from:
Stock options	$619,863	$360,480
Restricted stock awards	243,653	55,000

	$863,516	$415,480

4. Inventory
Inventory consisted of the following:

	March 31,	December 31,
	2008	2007
Raw materials	$578,397	$578,397
Work in process	50,765	46,394
Finished goods	49,921	78,677

	$679,083	$703,468

Inventory is stated at the lower of cost or market.
5. Property and Equipment
Property and equipment, net consisted of the following:

	March 31,	December 31,
	2008	2007
Research equipment	$2,038,020	$1,892,658
Computer and office equipment	819,904	789,851
Leasehold improvements	638,598	633,996

	3,496,522	3,316,505
Accumulated depreciation and amortization	(1,245,423)	(1,033,189)

	$2,251,099	$2,283,316

Depreciation and amortization expense totaled $228,206 and $86,635, for the three months ended March 31, 2008 and 2007, respectively.
6. Deferred Revenue
Deferred revenue consisted of the following:

	March 31,	December 31,
	2008	2007
Collaborative agreements	$41,933,123	$39,079,524
Product sales	321,234	189,967

	42,254,357	39,269,491
Less current portion	(3,261,983)	(3,306,225)

	$38,992,374	$35,963,266

          Roche Agreement — In December 2006, the Company entered into a license and collaboration agreement with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (collectively, “Roche”) for Enhanze Technology (the “Roche Agreement”). Under the terms of the Roche Agreement, Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20, the Company’s proprietary recombinant human hyaluronidase, and up to thirteen Roche target compounds resulting from the collaboration. Roche paid $20 million to the Company in December 2006 as an initial upfront payment for the application of rHuPH20 to three pre-defined Roche biologic targets. Pending the successful completion of a series of clinical, regulatory, and sales events, Roche will pay the Company further milestones which could potentially reach a value of up to $111 million. In addition, Roche will pay the Company royalties on product sales for these first three targets. Over the next ten years, Roche will also have the option to exclusively develop and commercialize rHuPH20 with an additional ten targets to be identified by Roche, provided that Roche will be obligated to pay continuing exclusivity maintenance fees to the Company in order to maintain its exclusive development rights for these targets. For each of the additional ten targets, Roche may pay the Company further upfront and milestone payments of up to $47 million per target, as well as royalties on product sales for each of these additional ten targets. Additionally, Roche will obtain access to the Company’s expertise in developing and applying rHuPH20 to Roche targets.
          Due to the Company’s continuing involvement obligations, revenue from the $20 million upfront payment was deferred and is being recognized over the term of the agreement. The Company recognized $290,000 in revenue from the Roche upfront payment for the three months ended March 31, 2008 and 2007.
          Baxter Agreements — In September 2007, the Company and Baxter Healthcare Corporation (“BHC”) and Baxter Healthcare S.A. (“BHSA” and along with BHC, collectively, “Baxter”) entered into an Enhanze Technology License and Collaboration Agreement (the “Gammagard License”). Under the terms of the Gammagard License, Baxter paid the Company a nonrefundable upfront payment of $10 million. Due to the Company’s continuing involvement obligations, the $10 million upfront payment was deferred and is being recognized over the term of the Gammagard License. Pending successful completion of a series of regulatory and sales milestones, Baxter may make further milestone payments totaling $37 million to the Company. In addition, Baxter will pay royalties on the sales, if any, of the products that result from the collaboration. The Gammagard License is applicable to both kit and co-formulation combinations. Baxter will assume all development, manufacturing, clinical, regulatory, sales and marketing costs under the Gammagard License, while the Company will be responsible for the supply of the rHuPH20 enzyme. In addition, Baxter has certain product development and commercialization obligations in major markets identified in the Gammagard License. The Company recognized $152,000 in revenues under the Gammagard License for the three months ended March 31, 2008.
          In February 2007, the Company amended certain agreements with Baxter for Hylenex and entered into a new agreement for kits and co-formulations with rHuPH20 (the “Baxter Agreements”). Under the terms of the Baxter Agreements, Baxter paid the Company a nonrefundable upfront payment of $10 million and, pending the successful completion of a series of regulatory and sales events, Baxter will make milestone payments to the Company which could potentially reach a value of up to $25 million. In addition, Baxter will make payments to the Company based on the sales of products covered under the Baxter Agreements. In February 2007, Baxter prepaid $1.0 million of such product-based payments in connection with the execution of the Baxter Agreements. In

January 2008, Baxter prepaid another $3.5 million of such product-based payments and is obligated to prepay $5.5 million of additional product-based payments on or prior to January 1, 2009. The prepaid product-based payments are deferred and are being recognized as product sales revenues as the Company earns such revenues from the sales of Hylenex by Baxter. Baxter will also now assume development, manufacturing, clinical, regulatory, sales and marketing costs of the products covered by the Baxter Agreements. The Company will continue to supply Baxter with the API for Hylenex, and Baxter will fill and finish Hylenex and hold it for subsequent distribution. Due to the Company’s continuing involvement obligations, the $10 million upfront payment was deferred and is being recognized over the term of the agreements. The Company recognized approximately $147,000 and $77,000 in revenues under the Baxter Agreements for the three months ended March 31, 2008 and 2007, respectively.
7. Net Loss Per Share
          In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (“SAB”) No. 98, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares, such as stock options, awards and warrants, outstanding during the period. Such common equivalent shares have not been included in the computation of net loss per share as their effect would have been anti-dilutive.

	Three Months Ended March 31,
	2008	2007
Numerator — Net loss	$(9,953,997)	$(3,357,304)

Denominator — Weighted average shares outstanding	78,300,319	69,984,931

Net loss per share	$(0.13)	$(0.05)

Common share equivalents not included because of their anti-dilutive effect:
Stock options and awards	6,854,948	8,740,443
Warrants	4,859,030	6,204,006

	11,713,978	14,944,449

8. Stockholders’ Equity
          During the three months ended March 31, 2008, holders of the Company’s outstanding options exercised rights to purchase approximately 1.6 million common shares for net proceeds of approximately $594,000. Options to purchase approximately 6.7 million and 7.8 million shares of the Company’s common stock were outstanding as of March 31, 2008 and December 31, 2007, respectively. Warrants to purchase approximately 4.9 million shares of the Company’s common stock were outstanding as of March 31, 2008 and December 31, 2007.
9. Commitments and Contingencies
          Operating Leases — The Company’s administrative offices and research facilities are located in San Diego, California. In July 2007, the Company entered into two sublease agreements with Avanir Pharmaceuticals, Inc. (“Avanir”) for Avanir’s excess leased facilities in San Diego, California (the “Subleases”). The Company subleases approximately 48,800 square feet of office and research space for an initial monthly rent expense of approximately $108,000, net of costs and property taxes associated with the operation and maintenance of the subleased facilities. The annual base rent is subject to approximately 4% annual increases throughout the terms of the Subleases. In addition, the Company received free rent totaling approximately $1.0 million, of which $842,000 was included in deferred rent as of March 31, 2008. The difference between the actual amount paid and the amount recorded as rent expense in each fiscal year has been recorded as an adjustment to deferred rent. The Company will pay a pro rata share of operating costs, insurance costs, costs of utilities and real property taxes incurred by Avanir for the subleased facilities.
          One of the Subleases runs through August 2008. As a result, in July 2007, the Company entered into a lease agreement (the “Lease”) with BC Sorrento, LLC (“BC Sorrento”) for these facilities through January 2013. Payment obligations under the Lease will not commence until September 2008 after the obligations in the short-term Sublease have concluded. The annual base rent is subject to approximately 4% annual increases throughout the term of the Lease. Under the Lease, the Company received an allowance for the cost of tenant improvements totaling $276,000 and will receive free rent totaling approximately $219,000 beginning in September 2008. The difference between the actual amount paid and the amount recorded as rent expense in each fiscal year has been recorded as an adjustment to deferred rent. A director of the Company and her husband have a controlling ownership interest in an entity that holds a minority ownership position in BC Sorrento. In addition, this entity currently serves as the managing member of BC Sorrento. The transaction with BC Sorrento was reviewed and approved by the Company’s Board of Directors in accordance with the Company’s related party transaction policy.
          Additionally, the Company leases certain office equipment under operating leases. Total rent expense was approximately $342,000 and $95,000 for the three months ended March 31, 2008 and 2007, respectively.
          Material Agreement — In December 2006, the Company amended its Commercial Supply Agreement (the “Amendment”) with Avid Bioservices, Inc. (“Avid”) which was originally entered into in February 2005. Under the terms of the Amendment, the Company is committed to certain minimum annual purchases of API equal to two quarters of forecasted supply. In addition, Avid has the right to manufacture and supply a certain percentage of the API that will be used in the Company’s Cumulase and Hylenex products.
          Legal Contingencies — From time to time the Company is involved in legal actions arising in the normal course of its business. The Company is not presently subject to any material litigation nor, to management’s knowledge, is any litigation threatened against the Company that collectively is expected to have a material adverse effect on the Company’s consolidated cash flows, financial condition or results of operations.
10. Segment Information
          The Company operates in one segment which is the research, development and commercialization of products for the drug delivery, oncology, and dermatology markets. The chief operating decision-makers review the Company’s operating results on an aggregate basis and manage its operations as a single operating segment.
11. Recent Accounting Pronouncements
          In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements, which establishes how the participants in a collaborative arrangement shall report costs incurred and revenue generated from transactions with third parties in each entity’s respective statement of operations. The Company will be required to adopt EITF Issue No. 07-1 in the first quarter of 2009 and it is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
          In September 2006, the Financial Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure about fair value measurements. The Company adopted SFAS 157 in the first quarter of 2008. Cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 inputs). The adoption of SFAS 157 had no effect on the Company’s consolidated financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          As used in this report, unless the context suggests otherwise, the terms “we,” “our,” “ours,” and “us” refer to Halozyme Therapeutics, Inc., and its wholly owned subsidiary, Halozyme, Inc., which are sometimes collectively referred to herein as “the Company.”
          The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the U.S. Securities and Exchange Commission, or SEC, on March 14, 2008.
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
          Our operations to date have been limited to organizing and staffing the Company, acquiring, developing and securing our technology and undertaking product development for our existing products and a limited number of product candidates. We have two marketed products: Cumulase®, a product used for IVF, and Hylenex, a product used as an adjuvant to increase the absorption and dispersion of other injected drugs and fluids. Currently, we have only limited revenue from the sales of Cumulase and Hylenex, in addition to revenues from collaborative agreements with Baxter Healthcare Corporation, or Baxter, and F. Hoffmann-La Roche, Ltd and Hoffmann-La Roche, Inc., (collectively “Roche”). Revenues from product sales depend on our ability to develop, manufacture, obtain regulatory approvals for and successfully commercialize our product candidates. All of our product candidates are in the research, pre-clinical, or clinical stage. It may be years, if ever, before we are able to obtain the regulatory approvals necessary to generate meaningful revenue from the sale of these product candidates. We have incurred net operating losses each year since inception, with an accumulated deficit of approximately $74.9 million as of March 31, 2008.
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

Current Products and Product Candidates
          We have two marketed products and multiple product candidates targeting several indications in various stages of development. The following table summarizes our lead clinical products and product candidates:

Product	Indication (Brief Description)	Development Status
Cumulase	In vitro fertilization	Marketed

Hylenex	Agent for drug and fluid infusion	Marketed

Chemophase	Chemoadjuvant for superficial bladder cancer	Phase I/IIa

Enhanze Technology	Agent for enhanced drug delivery	Phase I

Proprietary PH20	Oncology, metabolism	Phase I

Proprietary Non-PH20	Oncology, dermatology	Pre-Clinical
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
Collaborative Agreements
Roche Agreement
          In December 2006, we entered into a License and Collaboration Agreement (the “Roche Agreement”) with Roche for Enhanze Technology. Under the terms of the Roche Agreement, Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 and up to thirteen Roche target compounds resulting from the collaboration. Roche paid us $20 million as an initial upfront license fee for the application of rHuPH20 to three pre-defined Roche biologic targets. Pending the successful completion of a series of clinical, regulatory, and sales events, Roche will pay us further milestones which could potentially reach a value of up to $111 million. In addition, Roche will pay us royalties on product sales for these first three targets. Over the next ten years, Roche will also have the option to exclusively develop and commercialize rHuPH20 with an additional ten targets to be identified by Roche, provided that Roche will be obligated to pay continuing exclusivity maintenance fees to us in order to maintain its exclusive development rights for these targets. For each of the additional ten targets, Roche may pay us further upfront and milestone payments of up to $47 million per target, as well as royalties on product sales for each of these additional ten targets. Additionally, Roche will obtain access to our expertise in developing and applying rHuPH20 to Roche targets. In addition, in December 2006, an affiliate of Roche purchased 3,385,000 shares of common stock for approximately $11.1 million.
Baxter Agreements
          In September 2007, we entered into an Enhanze Technology License and Collaboration Agreement (the “Gammagard License”) with Baxter. Under the terms of the Gammagard License, Baxter obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with a current Baxter product, Gammagard Liquid™. Under the terms of the agreement, Baxter made an initial upfront payment of $10 million to us. Pending successful completion of a series of regulatory and sales milestones, Baxter may make further milestone payments totaling $37 million to us. In addition, Baxter will pay royalties on the sales, if any, of the products that result from the collaboration. The Gammagard License is applicable to both kit and co-formulation combinations. Baxter will assume all development, manufacturing, clinical, regulatory, sales and marketing costs under the Gammagard License, while we will be responsible for the supply of the rHuPH20 enzyme. In addition, Baxter has certain product development and commercialization obligations in major markets identified in the Gammagard License.
          In February 2007, we amended certain agreements with Baxter for Hylenex and entered into a new agreement, collectively the Baxter Agreements, for kits and co-formulations with rHuPH20. Under the terms of the Baxter Agreements, Baxter paid us a nonrefundable upfront payment of $10 million and, pending the successful completion of a series of regulatory and sales events, Baxter will make milestone payments to us which could potentially reach a value of up to $25 million. In addition, Baxter will make payments to us based on the sales of products covered under the Baxter Agreements. In February 2007, Baxter prepaid $1.0 million of such product-based payments in connection with the execution of the Baxter Agreements. In January 2008, Baxter prepaid another $3.5 million of such product-based payments and is obligated to prepay $5.5 million of additional product-based payments on or prior to January 1, 2009. Baxter will also now assume development, manufacturing, clinical, regulatory, sales and marketing costs of the products covered by the Baxter Agreements. We will continue to supply Baxter with the API for Hylenex, and Baxter will prepare, fill, finish and package Hylenex and hold it for subsequent distribution. In addition, Baxter obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with Baxter hydration fluids and generic small molecule drugs, with the exception of combinations with (i) bisphosphonates, as well as (ii) cytostatic and cytotoxic chemotherapeutic agents, the rights to which have been retained by us. In addition, in February 2007, an affiliate of Baxter purchased 2,070,394 shares of our common stock for approximately $20 million.
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

Costs and Expenses
          Cost of Product Sales. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, and freight costs associated with the sales of Cumulase, and the API for Hylenex.
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
          Since our inception in 1998 through March 31, 2008, we have incurred research and development expenses of $57.3 million. From 2005 through March 31, 2008, approximately 23% of our research and development expenses were associated with the research and development of our recombinant human PH20 enzyme used in our Cumulase and Hylenex products, and approximately 14% of our research and development expenses were associated with the development of our Chemophase product candidate. Due to the uncertainty in obtaining FDA approval, our reliance on third parties, and competitive pressures, we are unable to estimate with any certainty the additional costs we will incur in the continued development of our Chemophase product candidate for commercialization. However, we expect our research and development expenses to increase substantially if we are able to advance our Chemophase product candidate and our other product candidates into later stages of clinical development.
          Clinical development timelines, likelihood of success, and total costs vary widely. Although we are currently focused primarily on advancing both our proprietary PH20 and proprietary non-PH20 programs, we anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific and clinical progress of each product candidate and other market and regulatory developments.
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
Revenue Recognition
          We generate revenues from product sales and collaborative agreements. Payments received under collaborative agreements may include nonrefundable fees at the inception of the agreements, milestone payments for specific achievements designated in the collaborative agreements, reimbursements of research and development services and/or royalties on sales of products resulting from collaborative arrangements.
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
Revenues under Collaborative Agreements
          Revenues from collaborative and licensing agreements are recognized based on the performance requirements of the underlying agreements. Revenue is deferred for fees received before earned. Nonrefundable upfront payments, in which we have an ongoing involvement or performance obligation, are recorded as deferred revenue and recognized as revenue over the contract or development period. In February 2007, we entered into the Baxter Agreements which consist of nonrefundable upfront license fees, reimbursements of research and development services, various clinical, regulatory or sales milestones and product-based payments. Due to our ongoing involvement obligations, the nonrefundable upfront license fee received in February 2007 under the Baxter Agreements was deferred and is being recognized over the term of the agreements. In September 2007, we entered into the Gammagard License with Baxter. Under the terms of that agreement, Baxter made an initial upfront payment of $10 million, which is being deferred and recognized over the term of the agreement.
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
          The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model, or Black-Scholes model, that uses assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected stock price volatility is based on historical volatility of our common stock and our peer group. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant. Since we do not expect to pay dividends on our common stock in the foreseeable future, we estimated the dividend yield to be 0%. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate pre-vesting forfeitures based on our historical experience and those of our peer group.
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
          The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Refer to our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, which contain accounting policies and other disclosures required by U.S. GAAP.
Results of Operations
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Product Sales - Product sales were $141,000 for the three months ended March 31, 2008 compared to $187,000 for the three months ended March 31, 2007. The decrease of $46,000 was primarily due to the decrease in sales of Cumulase of $44,000.
Revenues Under Collaborative Agreements — Revenues under collaborative agreements were $1.7 million for the three months ended March 31, 2008 compared to $623,000 for the three months ended March 31, 2007. Revenues under collaborative agreements consisted of the amortization of upfront fees received from Baxter and Roche of $588,000 and $367,000 for the three months ended March 31, 2008 and 2007, respectively. Revenues under collaborative agreements also consisted of reimbursements for research and development services from Baxter of $452,000 and $68,000 and Roche of $624,000 and $188,000 for the three months ended March 31, 2008 and 2007, respectively. Such reimbursements are for research and development services rendered by us at the request of Baxter and Roche. Therefore, the amount of future revenues related to reimbursable research and development services is uncertain.
Cost of Product Sales - Cost of product sales were $37,000 for the three months ended March 31, 2008 compared to $76,000 for the three months ended March 31, 2007. The decrease of $39,000 was primarily due to the decrease in the sales of Cumulase.
Research and Development - Research and development expenses were $8.4 million for the three months ended March 31, 2008 compared to $2.8 million for the three months ended March 31, 2007. The increase of $5.6 million was primarily due to the increase in outsourced research and development costs of $2.5 million due to our various pre-clinical programs and the manufacturing scale-up of our rHuPH20 enzyme. In addition, compensation costs increased by $1.4 million primarily due to the increase in our research and development headcount. At March 31, 2008, our headcount for research and development functions totaled 69 employees, compared with 32 employees at March 31, 2007. Additionally, our facilities expenses increased by $499,000, clinical trial expenses increased by $602,000 and research supplies expenses increased by $429,000 for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. We expect research and development costs to continue to increase in future periods as we increase our research efforts and headcount, expand our clinical trials, and continue to develop and manufacture our product candidates.
Selling, General and Administrative - Selling, general and administrative (“SG&A”) expenses were $4.2 million for the three months ended March 31, 2008 compared to $2.0 million for the three months ended March 31, 2007. The increase of approximately $2.2 million was primarily due to the increase in compensation costs of $1.1 million, of which $330,000 related to share-based compensation. At March 31, 2008, our headcount for SG&A functions totaled 29 employees, compared with 14 employees at March 31, 2007. In addition legal expenses increased by $863,000 of which $576,000 related to the settlement of an arbitration matter. We expect SG&A expenses to increase in future periods as we continue to expand our operations.
Interest Income - Interest income was $879,000 for the three months ended March 31, 2008 compared to $723,000 for the three months ended March 31, 2007. The increase in interest income was due to higher average cash and cash equivalents balances during the three months ended March 31, 2008 as compared to the same period in 2007.
Net Loss - Net loss for the three months ended March 31, 2008 was $10.0 million, or $0.13 per common share, compared to $3.4 million, or $0.05 per common share, for the three months ended March 31, 2007. The increase in net loss was primarily due to an increase in operating expenses, partially offset by increases in revenues.
Liquidity and Capital Resources
Overview
          Our principal sources of liquidity are our existing cash and cash equivalents. As of March 31, 2008, we had cash and cash equivalents of approximately $92.6 million. We expect our cash requirements to increase significantly as we continue to increase our research and development for, seek regulatory approvals of, and develop and manufacture our current product candidates. As we expand our research and development efforts and pursue additional product opportunities, we anticipate significant cash requirements for hiring of personnel, capital expenditures and investment in additional internal systems and infrastructure. The amount and timing of cash requirements will depend on the research, development, manufacture, regulatory and market acceptance of our product candidates, if any, and the resources we devote to researching, developing, manufacturing, commercializing and supporting our product candidates.
          We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months. Currently, we anticipate cash expenses of approximately $45.0 million to $55.0 million for the year ending December 31, 2008, depending on the progress of various pre-clinical and clinical programs and the timing of our manufacturing scale up. Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of the Roche and Baxter collaborations and the sale of our common stock to New River Management V, LP (“New River”). We may finance future cash needs through the sale of other equity securities, the exercise of our callable warrants, strategic collaboration agreements, debt financing, or any combination of the foregoing.
          In June 2005, we filed a shelf registration statement on Form S-3 (Registration No. 333-125731) which initially allowed us, from time to time, to offer and sell up to $50.0 million of equity or debt securities. We have previously sold common stock under this registration statement for an aggregate of approximately $17.5 million, so we currently have the ability to issue debt and equity securities for an aggregate of $32.5 million. We cannot be certain that our existing cash and cash equivalents will be adequate for our anticipated needs or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs or delay the launch of our product candidates. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders could result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
Cash Flows
          Net cash used by operations was $5.5 million for the three months ended March 31, 2008 compared to $6.2 million provided by operations for the three months ended March 31, 2007. This change was primarily due to the increase in operating expenses as well as the $11.0 million initial up front payments received from Baxter in the three months ended March 31, 2007, as compared to the $3.5 million product-based payment received from Baxter in the three months ended March 31, 2008.

          Net cash used in investing activities was $205,000 for the three months ended March 31, 2008 compared to $161,000 for the three months ended March 31, 2007. This increase was due to the increase in purchases of property and equipment during the three months ended March 31, 2008 as compared to the same period in 2007.
          Net cash provided by financing activities was $594,000 for the three months ended March 31, 2008 compared to $20.8 million for the three months ended March 31, 2007. In February 2007, we sold common stock for approximately $20 million, net of issuance costs.
Off-Balance Sheet Arrangements
          As of March 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Recent Accounting Pronouncements
          In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements, which establishes how the participants in a collaborative arrangement shall report costs incurred and revenue generated from transactions with third parties in each entity’s respective statement of operations. We will be required to adopt EITF Issue No. 07-1 in the first quarter of 2009 and it is not expected to have a material impact on our consolidated financial position or results of operations.
          In September 2006, the Financial Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure about fair value measurements. The Company adopted SFAS 157 in the first quarter of 2008. Cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 inputs). The adoption of SFAS 157 had no effect on the Company’s consolidated financial position or results of operations.
Risk Factors
          The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. For a more detailed discussion of the factors that could cause actual results to differ, see the Risk Factors section in our Annual Report on Form 10-K filed with the SEC on March 14, 2008. In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of these known or unknown risks or uncertainties actually occur, our business could be harmed substantially.
Risks Related To Our Business
We have generated only minimal revenue from product sales to date; we have a history of net losses and negative cash flow, and we may never achieve or maintain profitability.
          We have generated only minimal revenue from product sales to date and may never generate significant revenues from future product sales. Even if we do achieve significant revenues from product sales, licensing revenues and milestone payments, we expect to incur significant operating losses over the next several years. We have never been profitable, and we may never become profitable. Through March 31, 2008, we have incurred aggregate net losses of approximately $74.9 million.
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
          We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low sales prices of our common stock during the twelve months ended March 31, 2008 were $11.00 and $4.19, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Annual Report on Form 10-K and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:
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
          Customer contracts, such as with group paying organizations and hospital formularies, will often not offer contract or formulary status without either the lowest price or substantial proven clinical differentiation. If our products are compared to animal-derived hyaluronidases by these entities, it is possible that neither of these conditions will be met, which could limit market acceptance and result in a material adverse effect on our financial condition.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2008, we did not have any holdings of derivative financial or commodity instruments, or any foreign currency denominated transactions, and all of our cash and cash equivalents were in money market mutual funds and other highly liquid investments.
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
Changes in Internal Control Over Financial Reporting
          There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors
     A description of the risk factors associated with our business is included under “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in Item 2 of Part I of this report. This description includes any changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit	Title

2.1	Agreement and Plan of Merger, dated November 14, 2007, by and between the Registrant and the Registrant’s predecessor Nevada corporation (1)

3.1	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on October 7, 2007 (2)

3.2	Certificate of Designation, Preferences and Rights of the terms of the Series A Preferred Stock (1)

3.3	Bylaws (2)

4.1	Amended Rights Agreement between Corporate Stock Transfer, as rights agent, and Registrant, dated November 12, 2007 (20)

10.1	License Agreement between University of Connecticut and Registrant, dated November 15, 2002 (3)

10.2	First Amendment to the License Agreement between University of Connecticut and Registrant, dated January 9, 2006 (9)

10.3*	Commercial Supply Agreement with Avid Bioservices, Inc. and Registrant, dated February 16, 2005 (7)

10.4*	First Amendment to the Commercial Supply Agreement between Avid Bioservices, Inc. and Registrant, dated December 15, 2006 (14)

10.5	Form of Callable Stock Purchase Warrant (4)

10.6	Form of Common Stock Purchase Warrant (5)

10.7#	DeliaTroph Pharmaceuticals, Inc. 2001 Amended and Restated Stock Plan and form of Stock Option Agreements for options assumed thereunder (6)

10.8	Nonstatutory Stock Option Agreement With Andrew Kim (6)

10.9#	2004 Stock Plan and Form of Option Agreement thereunder (4)

10.10#	Halozyme Therapeutics, Inc. 2005 Outside Directors’ Stock Plan (8)

10.11#	Form of Stock Option Agreement (2005 Outside Directors’ Stock Plan) (12)

10.12#	Form of Restricted Stock Agreement (2005 Outside Directors’ Stock Plan) (12)

10.13#	Halozyme Therapeutics, Inc. 2006 Stock Plan (11)

10.14#	Form of Stock Option Agreement (2006 Stock Plan) (12)

10.15#	Form of Restricted Stock Agreement (2006 Stock Plan) (12)

10.16#	Halozyme Therapeutics, Inc. 2008 Stock Plan (21)

10.17#	Halozyme Therapeutics, Inc. 2008 Outside Directors’ Stock Plan (21)

10.18#	Form of Indemnity Agreement for Directors and Executive Officers (19)

10.19#	Outside Director Compensation Plan

10.20#	2007 Senior Executive Incentive Plan

10.21#	Severance Policy

10.22*	Amended and Restated Exclusive Distribution Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 14, 2007 (15)

10.23*	Amended and Restated Development and Supply Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 14, 2007 (15)

10.24*	License and Collaboration Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 14, 2007 (15)

10.25*	Enhanze Technology License and Collaboration Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated September 7, 2007 (18)

10.26*	License and Collaboration Agreement between F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and Registrant dated December 5, 2006 (13)

10.27	Stock Purchase Agreement between Roche Finance Ltd and Registrant, dated December 5, 2006 (13)

10.28	Stock Purchase Agreement between Baxter International, Inc. and Registrant, dated February 14, 2007 (15)

10.29	Stock Purchase Agreement between New River Management V, LP and Registrant, dated April 23, 2007(16)

10.30	Sublease Agreement (11404 Sorrento Valley Road), effective as of July 2, 2007 (17)

10.31	Sublease Agreement (11388 Sorrento Valley Road), effective as of July 2, 2007 (17)

10.32	Standard Industrial Net Lease (11388 Sorrento Valley Road), effective as of July 26, 2007 (17)

Exhibit	Title

21.1	Subsidiaries of Registrant (10)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed November 20, 2007.

(2)	Incorporated by reference to the Registrant’s definitive proxy statement filed with the SEC on Form DEF14A on October 11, 2007.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Commission on April 23, 2004.

(4)	Incorporated by reference to the Registrant’s amendment number two to the Registration Statement on Form SB-2 filed with the Commission on July 23, 2004.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed October 15, 2004.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on October 26, 2004.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 22, 2005.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 6, 2005.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed January 12, 2006.

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB/A, filed March 29, 2005.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 24, 2006.

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed August 8, 2006.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, filed December 15, 2006.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 21, 2006.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, filed February 20, 2007.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 24, 2007.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 31, 2007.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed September 12, 2007.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 20, 2007.

(20)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed March 14, 2008.

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 19, 2008.

*	Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted from this agreement and have been filed separately with the Securities and Exchange Commission.

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of San Diego, on May 9, 2008.

Halozyme Therapeutics, Inc., a Delaware corporation

Date: May 9, 2008	By:	/s/ Jonathan E. Lim

Jonathan E. Lim, MD
	Its:	President, Chief Executive Officer,
(Principal Executive Officer)

Date: May 9, 2008	By:	/s/ David A. Ramsay

David A. Ramsay
	Its:	Secretary, Chief Financial Officer
(Principal Financial and Accounting Officer)