Form 10-Q
period 2008-06-30
HALOZYME THERAPEUTICS INC
filed 2008-08-08
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to_________.
Commission File Number 001-32335
HALOZYME THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	88-0488686 (I.R.S. Employer Identification No.)

11388 Sorrento Valley Road, San Diego, CA (Address of principal executive offices)	92121 (Zip Code)
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 80,387,219 as of August 1, 2008.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$82,410,139	$97,679,085
Accounts receivable	1,160,990	779,825
Inventory	649,254	703,468
Prepaid expenses and other assets	1,895,820	2,014,680

Total current assets	86,116,203	101,177,058
Property and equipment, net	2,439,765	2,283,316

Total assets	$88,555,968	$103,460,374

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,814,512	$3,055,637
Accrued expenses	3,338,896	2,502,259
Deferred revenue	3,255,461	3,306,225

Total current liabilities	9,408,869	8,864,121
Deferred revenue, net of current portion	38,376,170	35,963,266
Deferred rent, net of current portion	1,116,892	865,063

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock — $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.001 par value; 150,000,000 shares authorized; 80,098,622 and 77,903,944 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	80,099	77,904
Additional paid-in capital	125,525,748	122,685,443
Accumulated deficit	(85,951,810)	(64,995,423)

Total stockholders’ equity	39,654,037	57,767,924

Total liabilities and stockholders’ equity	$88,555,968	$103,460,374

See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Revenues under collaborative agreements	$1,351,492	$539,434	$3,015,572	$1,162,563
Product sales	82,727	169,082	224,165	356,168

Total revenues	1,434,219	708,516	3,239,737	1,518,731

Operating expenses:
Cost of product sales	37,126	75,518	74,316	151,746
Research and development	8,925,488	4,083,885	17,369,679	6,913,249
Selling, general and administrative	3,846,175	2,381,827	8,003,778	4,366,861

Total operating expenses	12,808,789	6,541,230	25,447,773	11,431,856

Operating loss	(11,374,570)	(5,832,714)	(22,208,036)	(9,913,125)
Interest income	372,180	1,031,007	1,251,649	1,754,114

Net loss	$(11,002,390)	$(4,801,707)	$(20,956,387)	$(8,159,011)

Basic and diluted net loss per share	$(0.14)	$(0.07)	$(0.27)	$(0.11)

Shares used in computing basic and diluted net loss per share	79,454,496	73,217,967	78,923,520	71,610,380

See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2008	2007
Operating activities:
Net loss	$(20,956,387)	$(8,159,011)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation	1,929,793	1,056,464
Depreciation and amortization	476,585	209,766
Loss on disposal of equipment	9,029	731
Changes in operating assets and liabilities:
Accounts receivable	(381,165)	(31,864)
Inventory	54,214	(177,768)
Prepaid expenses and other assets	118,860	(735,188)
Accounts payable and accrued expenses	366,311	(25,659)
Deferred rent	310,990	—
Deferred revenue	2,362,140	10,387,153

Net cash (used in) provided by operating activities	(15,709,630)	2,524,624

Investing activities:
Purchases of property and equipment	(472,023)	(895,388)

Net cash used in investing activities	(472,023)	(895,388)

Financing activities:
Proceeds from exercise of stock options, net	665,225	1,460,895
Proceeds from exercise of warrants, net	247,482	1,326,121
Proceeds from issuance of common stock, net	—	51,989,488

Net cash provided by financing activities	912,707	54,776,504

Net (decrease) increase in cash and cash equivalents	(15,268,946)	56,405,740
Cash and cash equivalents at beginning of period	97,679,085	44,189,403

Cash and cash equivalents at end of period	$82,410,139	$100,595,143

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable for purchases of property and equipment	$170,040	$—
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization and Business
          Halozyme Therapeutics, Inc. (“Halozyme” or the “Company”) is a biopharmaceutical company developing and commercializing products targeting the extracellular matrix for the drug delivery, metabolism, oncology and dermatology markets.
          The Company’s operations to date have been limited to organizing and staffing the Company, acquiring, developing and securing its technology and undertaking product development for its existing products and a limited number of product candidates. The Company has two products: Cumulase®, a product used for in vitro fertilization, and HYLENEX, a registered trademark of Baxter International, Inc., a product used as an adjuvant to increase the absorption and dispersion of other injected drugs and fluids. The Company has only limited revenues from the sales of these products. In addition, the Company receives revenues from collaborative agreements with F. Hoffmann-La Roche, Ltd and Hoffmann-La Roche, Inc. (collectively “Roche”) and Baxter Healthcare Corporation and Baxter Healthcare S.A. (collectively “Baxter”). The Company currently has multiple product candidates targeting several indications in various stages of development.
2. Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The unaudited consolidated financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Operating results for interim periods are not necessarily indicative of the operating results for an entire fiscal year.
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
3. Adoption of New Accounting Standards
          Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. SFAS 157 prioritizes the inputs used in measuring fair value into the following hierarchy:
Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

          In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only. Cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 inputs). The adoption of SFAS 157 had no effect on the Company’s consolidated financial position or results of operations.
          Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect to measure specified financial assets and liabilities in their entirety at fair value on a contract-by-contract basis. If an entity elects the fair value option for an eligible item, changes in the item’s fair value must be reported as unrealized gains and losses in earnings at each subsequent reporting date. In adopting SFAS 159, the Company did not elect the fair value option for any of its financial assets or financial liabilities.
          Effective January 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed or such time when the entity does not expect the goods to be delivered or services to be performed. The adoption of EITF 07-3 did not have a material impact on the Company’s consolidated financial position or results of operations.
4. Summary of Significant Accounting Policies
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
          The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.
          Product Sales — Revenues from the sales of Cumulase are recognized when the transfer of ownership occurs, which is upon shipment to the distributors. The Company is obligated to accept returns for product that does not meet product specifications. Historically, the Company has not had any product returns due to not meeting product specifications.
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

          Collaborative Agreements — The Company analyzes each element of its collaborative agreements to determine the appropriate revenue recognition. The Company recognizes revenue on nonrefundable upfront payments in which it has an ongoing involvement or performance obligation over the period of significant involvement under the related agreements. The Company recognizes milestone payments upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement, (2) the fees are nonrefundable and (3) our performance obligations after the milestone achievement will continue to be funded by our collaborator at a level comparable to the level before the milestone achievement. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue. Reimbursements of research and development services are recognized as revenue during the period in which the services are performed. Royalties to be received based on sales of licensed products by the Company’s collaborators incorporating the Company’s products will be recognized as earned.
Costs and Expenses
     The Company’s costs and expenses include the following:
          Cost of Product Sales. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs and freight costs associated with the sales of Cumulase, and the API for HYLENEX.
          Research and Development Expenses. Research and development expenses consist primarily of costs associated with the development and manufacturing of the Company’s product candidates, compensation and other expenses for research and development personnel, supplies and materials, costs for consultants and related contract research, clinical trials, facility costs, and depreciation. The Company charges all research and development expenses to operations as they are incurred, in accordance with SFAS No. 2, Accounting for Research and Development Costs. The Company’s research and development activities are primarily focused on the development of its product candidates based on the Company’s proprietary recombinant human PH20 enzyme (“rHuPH20”).
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

          Total share-based compensation expense related to all of the Company’s share-based awards for the three and six months ended June 30, 2008 and 2007 was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Research and development	$347,123	$157,564	$610,769	$302,886
Selling, general and administrative	719,154	483,420	1,319,024	753,578

Share-based compensation expense before tax	1,066,277	640,984	1,929,793	1,056,464
Related income tax benefit	—	—	—	—

Share-based compensation expense, net of tax	$1,066,277	$640,984	$1,929,793	$1,056,464

Net share-based compensation expense per basic and diluted share	$0.01	$0.01	$0.02	$0.01

Share-based compensation expense from:
Stock options	$725,615	$465,608	$1,345,478	$826,088
Restricted stock awards	340,662	175,376	584,315	230,376

	$1,066,277	$640,984	$1,929,793	$1,056,464

          Since the Company has a net operating loss carryforward as of June 30, 2008, no excess tax benefits for the tax deductions related to share-based awards were recognized in the interim condensed consolidated statement of operations. For the three months ended June 30, 2008 and 2007, employees exercised stock options to purchase 75,379 and 554,140 shares of common stock, respectively, for aggregate proceeds of approximately $71,000 and $1.0 million, respectively. For the six months ended June 30, 2008 and 2007, employees exercised stock options to purchase 1,708,032 and 837,400 shares of common stock, respectively, for aggregate proceeds of approximately $665,000 and $1.5 million, respectively.
          As of June 30, 2008, total unrecognized estimated compensation cost related to non-vested stock options and non-vested restricted stock awards granted prior to that date was approximately $5.4 million and $787,000, respectively, which is expected to be recognized over a weighted-average period of 2.5 years and 1.0 year, respectively.
          Stock Options — During the three months ended June 30, 2008 and 2007, the Company granted 179,500 and 155,500 stock options, respectively, with an estimated weighted-average grant-date fair value of $2.92 and $6.38 per share, respectively. During the six months ended June 30, 2008 and 2007, the Company granted 776,150 and 451,881 stock options, respectively, with an estimated weighted-average grant-date fair value of $3.15 and $5.25 per share, respectively.
          Restricted Stock Awards (“RSAs”) — During the three and six months ended June 30, 2008, the Company granted 192,500 RSAs with an estimated weighted-average grant-date fair value of $4.94 per share. During the three and six months ended June 30, 2007, the Company granted 105,000 RSAs with an estimated weighted-average grant-date fair value of $10.37 per share.
5. Inventory
Inventory consisted of the following:

	June 30,	December 31,
	2008	2007
Raw materials	$573,858	$578,397
Finished goods	65,517	78,677
Work in process	9,879	46,394

	$649,254	$703,468

Inventory is stated at the lower of cost or market.

6. Property and Equipment
Property and equipment, net consisted of the following:

	June 30,	December 31,
	2008	2007
Research equipment	$2,330,100	$1,892,658
Computer and office equipment	877,056	789,851
Leasehold improvements	705,254	633,996

	3,912,410	3,316,505
Accumulated depreciation and amortization	(1,472,645)	(1,033,189)

	$2,439,765	$2,283,316

Depreciation and amortization expense totaled approximately $248,000 and $477,000 for the three and six months ended June 30, 2008, respectively, and $123,000 and $210,000 for the three and six months ended June 30, 2007, respectively.
7. Deferred Revenue
Deferred revenue consisted of the following:

	June 30,	December 31,
	2008	2007
Collaborative agreements	$41,316,919	$39,079,524
Product sales	314,712	189,967

Total deferred revenue	41,631,631	39,269,491
Less current portion	(3,255,461)	(3,306,225)

Deferred revenue, net of current portion	$38,376,170	$35,963,266

          Roche Agreement — In December 2006, the Company entered into a license and collaboration agreement with Roche for Enhanze™ Technology (the “Roche Agreement”). Under the terms of the Roche Agreement, Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20, the Company’s proprietary recombinant human hyaluronidase, and up to thirteen Roche target compounds resulting from the collaboration. Roche paid $20.0 million to the Company in December 2006 as an initial upfront payment for the application of rHuPH20 to three pre-defined Roche biologic targets.
          Due to the Company’s continuing involvement obligations, revenue from the $20.0 million upfront payment was deferred and is being recognized over the term of the Roche Agreement. The Company recognized revenue from the Roche upfront payment in the amounts of approximately $290,000 and $580,000 for the three and six months ended June 30, 2008, respectively, and $290,000 and $580,000 for the three and six months ended June 30, 2007, respectively.
          Baxter Agreements — In September 2007, the Company and Baxter entered into an Enhanze Technology License and Collaboration Agreement (the “Gammagard License”). Under the terms of the Gammagard License, Baxter paid the Company a nonrefundable upfront payment of $10.0 million. Due to the Company’s continuing involvement obligations, the $10.0 million upfront payment was deferred and is being recognized over the term of the Gammagard License. The Company recognized approximately $152,000 and $303,000 in revenue from the upfront payment under the Gammagard License for the three and six months ended June 30, 2008, respectively.
          In February 2007, the Company amended certain agreements with Baxter for HYLENEX and entered into a new agreement for kits and co-formulations with rHuPH20 (the “Baxter Agreements”). Under the terms of the Baxter Agreements, Baxter paid the Company a nonrefundable upfront payment of $10.0 million. Due to the Company’s continuing involvement obligations, the $10.0 million upfront payment was deferred and is being recognized over the term of the Baxter Agreements. The Company recognized revenue from the upfront payment under the Baxter Agreements in the amounts of $147,000 and $293,000 for the three and six months ended June 30, 2008, respectively, and $147,000 and $223,000 for the three and six months ended June 30, 2007, respectively.

          In addition, Baxter will make payments to the Company based on sales of the products covered under the Baxter Agreements. As of June 30, 2008, Baxter prepaid a total of $4.5 million of such product-based payments. Baxter is obligated to prepay $5.5 million of additional product-based payments on or prior to January 1, 2009. The prepaid product-based payments are deferred and are being recognized as product sales revenues as the Company earns such revenues from the sales of HYLENEX by Baxter.
8. Net Loss Per Share
          The Company calculates basic and diluted net loss per common share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (“SAB”) No. 98. Basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Stock options, unvested stock awards and warrants are considered to be common equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive. Because of the Company’s net loss, all of stock options, unvested stock awards and warrants were excluded from the calculation. The Company has excluded the following stock options, unvested stock awards and warrants from the calculation of diluted net loss per common share as of June 30, 2008 and 2007 because their effect is anti-dilutive:

	2008	2007
Stock options and awards	6,875,569	8,291,975
Warrants	4,536,242	5,575,881

	11,411,811	13,867,856

9. Stockholders’ Equity
          During the six months ended June 30 2008 and 2007, holders of the Company’s outstanding options exercised rights to purchase 1,708,032 and 837,400 common shares, respectively, for net proceeds of approximately $665,000 and $1.5 million, respectively. Options to purchase approximately 6.7 million and 7.8 million shares of the Company’s common stock were outstanding as of June 30, 2008 and December 31, 2007, respectively.
          During the six months ended June 30, 2008 and 2007, holders of the Company’s outstanding warrants exercised rights to purchase 322,788 and 1,138,522 common shares, respectively, for the net proceeds of approximately $247,000 and $1.3 million, respectively. Warrants to purchase approximately 4.5 million and 4.9 million shares of the Company’s common stock were outstanding as of June 30, 2008 and December 31, 2007, respectively.
10. Commitments and Contingencies
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
11. New Accounting Pronouncements
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
          In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to have a material impact on its consolidated financial position or results of operations.

          In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its consolidated financial position or results of operations.
          In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 07-5 to have a material impact on its consolidated financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          As used in this report, unless the context suggests otherwise, the terms “we,” “our,” “ours,” and “us” refer to Halozyme Therapeutics, Inc., and its wholly owned subsidiary, Halozyme, Inc., which are sometimes collectively referred to herein as “the Company.”
          The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the U.S. Securities and Exchange Commission, or SEC, on March 14, 2008. Past financial or operating performance is not necessarily a reliable indicator of future performance, and our historical performance should not be used to anticipate results or future period trends.
          Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current forecast of certain aspects of our future. You can identify most forward-looking statements by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would,” “potential,” “ likely,” “opportunity” and similar expressions in this report. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements due to a number of factors including, but not limited to, those set forth below under the section entitled “Risks Factors” and elsewhere in this Quarterly Report on Form 10-Q.
Overview
          We are a biopharmaceutical company dedicated to the development and commercialization of products targeting the extracellular matrix for the drug delivery, metabolism, oncology and dermatology markets. Our existing products and our products under development are based on intellectual property covering the family of human enzymes known as hyaluronidases. Hyaluronidases are enzymes (proteins) that break down hyaluronic acid which is a naturally occurring substance in the human body. Our technology is based on our proprietary recombinant human PH20 enzyme, or rHuPH20, a human synthetic version of hyaluronidase that degrades hyaluronic acid, a space-filling, gel-like substance that is a major component of tissues throughout the body, such as skin and bone. The PH20 enzyme is a naturally occurring enzyme that digests hyaluronic acid to temporarily break down the gel, thereby facilitating the penetration and diffusion of other drugs and fluids that are injected under the skin or in the muscle. It also degrades the cumulus matrix surrounding oocytes (eggs) facilitating in vitro fertilization, or IVF.
          Our operations to date have been limited to organizing and staffing the Company, acquiring, developing and securing our technology and undertaking product development for our existing products and a limited number of product candidates. Over the last year, we have expanded investments in our proprietary product candidates as we increased our focus on our proprietary product pipeline. We have two marketed products: Cumulase®, a product used for IVF, and HYLENEX, a registered trademark of Baxter International, Inc., a product used as an adjuvant to increase the absorption and dispersion of other injected drugs and fluids. Currently, we have only limited revenue from the sales of Cumulase and HYLENEX, in addition to revenues from collaborative agreements with Baxter Healthcare Corporation, or Baxter, and F. Hoffmann-La Roche, Ltd and Hoffmann-La Roche, Inc., or collectively Roche. Revenues from product sales depend on our ability to develop, manufacture, obtain regulatory approvals for and successfully commercialize our product candidates. All of our product candidates are in the research, pre-clinical, or clinical stage. It may be years, if ever, before we are able to obtain the regulatory approvals necessary to generate meaningful revenue from the sale of these product candidates. We have incurred net operating losses each year since inception, with an accumulated deficit of approximately $86.0 million as of June 30, 2008.

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
Current Products and Product Candidates
     We have two marketed products and multiple product candidates targeting several indications in various stages of development. The following table summarizes our products and product candidates:

Product	Indication (Brief Description)	Development Status
Cumulase	In vitro fertilization	Marketed
HYLENEX	Adjuvant for drug and fluid infusion	Marketed
Chemophase®	Chemoadjuvant for superficial bladder cancer	Phase I/IIa
Enhanze™ Technology	Adjuvant for enhanced drug delivery	Phase I
Proprietary rHuPH20	Oncology, metabolism	Phase I
Proprietary Non-rHuPH20	Oncology, dermatology	Pre-Clinical
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
     Chemophase, our lead oncology product candidate, is an investigative chemoadjuvant designed to enhance the transport of chemotherapeutic agents to tumor tissue, potentially increasing diffusion in tissues without affecting vascular permeability. Chemophase is being developed for potential use in the treatment of patients with superficial bladder cancer. In September 2007, we completed enrollment in our Phase I/IIa clinical trial. In June 2008, we announced the results of the Phase I/IIa clinical trial. The Chemophase combination treatment of mitomycin plus rHuPH20 enzyme was well tolerated and appears safe. The study reported no dose-limiting toxicities and no observed side effects attributable to the enzyme, and established the dose for subsequent clinical trials, therefore achieving the pre-defined primary objective of the study. In addition, there were no neutralizing antibodies to rHuPH20 detected and the plasma concentration of mitomycin was either non-measureable or negligible and well below the threshold that may be predictive for myelosuppression (a decrease in bone marrow activity, resulting in fewer red blood cells, white blood cells, and platelets).
     Enhanze Technology, a proprietary drug enhancement system using rHuPH20, is our broader technology opportunity that can potentially lead to partnerships with other pharmaceutical companies. We are currently seeking partnerships with pharmaceutical companies that market or develop drugs requiring or benefiting from injection via the subcutaneous or intramuscular routes that could benefit from this technology. In December 2006, we signed our first Enhanze Technology partnership with Roche. In September 2007, we signed our second Enhanze Technology partnership with Baxter.

     One of our proprietary rHuPH20 programs focuses on co-formulation of rHuPH20 and insulin for the treatment of diabetes mellitus. Combining rHuPH20 with insulin may facilitate faster insulin spreading from the subcutaneous space into the vascular compartment leading to faster insulin response and improved glycemic control potentially resulting in fewer hypoglycemic episodes. Diabetes mellitus is an increasingly prevalent, costly condition associated with substantial morbidity and mortality. Attaining and maintaining normal blood sugar levels to minimize the long term clinical risks is a key treatment goal for diabetic patients. In June 2008, we announced data from our Phase I clinical trial showing that combining rHuPH20 with Humulin R® (regular insulin human) or Humalog® (insulin lispro) yielded pharmacokinetics and glucodynamics that better mimicked physiologic prandial (mealtime) insulin release and activity than either Humulin R or Humalog alone. By making mealtime insulin faster, i.e., shifting insulin exposure and glucose lowering activity to earlier times and away from late postprandial times, combination with rHuPH20 yielded a profile of insulin kinetics and activity more like that of natural, endogenous prandial insulin release.
Collaborative Agreements
Roche Agreement
     In December 2006, we entered into a License and Collaboration Agreement, or the Roche Agreement, with Roche for Enhanze Technology. Under the terms of the Roche Agreement, Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 and up to thirteen Roche target compounds resulting from the collaboration. Roche paid us $20 million as an initial upfront license fee for the application of rHuPH20 to three pre-defined Roche biologic targets. Pending the successful completion of a series of clinical, regulatory, and sales events, Roche will pay us further milestones which could potentially reach a value of up to $111 million. In addition, Roche will pay us royalties on product sales for these first three targets. Over the next ten years, Roche will also have the option to exclusively develop and commercialize rHuPH20 with an additional ten targets to be identified by Roche, provided that Roche will be obligated to pay continuing exclusivity maintenance fees to us in order to maintain its exclusive development rights for these targets. For each of the additional ten targets, Roche may pay us further upfront and milestone payments of up to $47 million per target, as well as royalties on product sales for each of these additional ten targets. Additionally, Roche will obtain access to our expertise in developing and applying rHuPH20 to Roche targets. In addition, in December 2006, an affiliate of Roche purchased 3,385,000 shares of common stock for approximately $11.1 million.
Baxter Agreements
     In September 2007, we entered into an Enhanze Technology License and Collaboration Agreement, or the Gammagard License, with Baxter. Under the terms of the Gammagard License, Baxter obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with a current Baxter product, Gammagard Liquid™. Under the terms of the agreement, Baxter made an initial upfront payment of $10 million to us. Pending successful completion of a series of regulatory and sales milestones, Baxter may make further milestone payments totaling $37 million to us. In addition, Baxter will pay royalties on the sales, if any, of the products that result from the collaboration. The Gammagard License is applicable to both kit and co-formulation combinations. Baxter will assume all development, manufacturing, clinical, regulatory, sales and marketing costs under the Gammagard License, while we will be responsible for the supply of the rHuPH20 enzyme. In addition, Baxter has certain product development and commercialization obligations in major markets identified in the Gammagard License.
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
     Revenues from license and collaboration agreements are recognized based on the performance requirements of the underlying agreements. Revenue is deferred for fees received before earned. Nonrefundable upfront fees, where we have an ongoing involvement or performance obligation, are recorded as deferred revenue and recognized as revenue over the contract or development period. Milestone payments are generally recognized as revenue upon the achievement of the milestones as specified in the underlying agreement, assuming we meet certain criteria. Royalty revenues from the sale of licensed products will be recognized upon the sale of such products.
     During 2006 and 2007, we entered into the Roche Agreement, the Baxter Agreements and the Gammagard License, which consist of nonrefundable upfront license fees, reimbursements of research and development services, various clinical, regulatory or sales milestones and future product-based or royalty payments, as applicable. Due to our ongoing involvement obligations under the agreements, we recorded the nonrefundable upfront license fees as deferred revenues. Such revenues are being recognized over the terms of the underlying agreements.
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
     Since our inception in 1998 through June 30, 2008, we have incurred research and development expenses of $66.3 million. From 2005 through June 30, 2008, approximately 21% of our research and development expenses were associated with the research and development of our rHuPH20 enzyme used in our Cumulase and HYLENEX products, and approximately 13% of our research and development expenses were associated with the development of our Chemophase product candidate. Due to the uncertainty in obtaining FDA approval, our reliance on third parties, and competitive pressures, we are unable to estimate with any certainty the additional costs we will incur in the continued development of our Chemophase product candidate for commercialization. However, we expect our research and development expenses to increase substantially if we are able to advance our Chemophase product candidate and our other product candidates into later stages of clinical development.
     Clinical development timelines, likelihood of success, and total costs vary widely. Although we are currently focused primarily on advancing both our proprietary rHuPH20 and proprietary non-rHuPH20 programs, we anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific and clinical progress of each product candidate and other market and regulatory developments.
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

     Selling, General and Administrative. Selling, general and administrative, or SG&A, expenses consist primarily of compensation and other expenses related to our corporate operations and administrative employees, accounting and legal fees, other professional services expenses, marketing expenses, as well as other expenses associated with operating as a publicly traded company. We anticipate continued increases in selling, general and administrative expenses as our operations continue to expand.
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
     We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.
Product Sales
     Revenues from the sale of Cumulase are recognized when the transfer of ownership occurs, which is upon shipment to the distributors. We are obligated to accept returns for product that does not meet product specifications. Historically, we have not had any product returns.
     Under the terms of the Baxter Agreements, we supply Baxter the API for HYLENEX at our fully burdened cost plus a margin. Baxter fills and finishes HYLENEX and holds it for subsequent distribution, at which time we ensure it meets product specifications and release it as available for sale. Because of our continued involvement in the development and production process of HYLENEX, the earnings process is not considered to be complete. Accordingly, we defer the revenue and related product costs on the API for HYLENEX until the product is filled, finished, packaged and released. Baxter may only return the API for HYLENEX to us if it does not conform to the specified criteria set forth in the Development and Supply Agreement or upon termination of such agreement. We have historically demonstrated that the API shipped to Baxter has consistently met the specified criteria. Therefore, no allowance for product returns has been established. In addition, we receive product-based payments upon the sale of HYLENEX by Baxter, in accordance with the terms of the Baxter Agreements. Product sales revenues are recognized as we earn such revenues based on Baxter’s shipments of HYLENEX to its distributors when such amounts can be reasonably estimated. Through June 30, 2008, Baxter has prepaid a total of $4.5 million of such product-based payments which was deferred and is being recognized as earned. Baxter is obligated to prepay $5.5 million of additional product-based payments on or prior to January 1, 2009.

Revenues under Collaborative Agreements
     Revenues from collaborative and licensing agreements are recognized based on the performance requirements of the underlying agreements. Revenue is deferred for fees received before earned. Nonrefundable upfront payments, in which we have an ongoing involvement or performance obligation, are recorded as deferred revenue and recognized as revenue over the contract or development period. We recognize milestone payments upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement, (2) the fees are nonrefundable and (3) our performance obligations after the milestone achievement will continue to be funded by our collaborator at a level comparable to the level before the milestone achievement. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue. Reimbursements of research and development services are recognized as revenue during the period in which the services are performed. Royalties to be received based on sales of licensed products by our collaborators incorporating our products will be recognized as earned in accordance with the terms of the underlying agreements.
Share-Based Compensation
     We account for share-based awards exchanged for employee services in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, or SFAS 123R, which we adopted effective January 1, 2006, including the provisions of the SEC’s Staff Accounting Bulletin No. 107, or SAB 107. We use the fair value method to account for share-based payments with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123R apply to new awards and awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods were not revised for comparative purposes.
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
Research and Development Expenses
     Research and development expenses consist of expenses incurred in performing research and development activities, including salaries and benefits, facilities and other overhead expenses, clinical trials, research-related manufacturing services, contract services and other outside expenses. Research and development expenses are charged to operations as they are incurred. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. If the goods will not be delivered, or services will not be rendered, then the capitalized advance payment is charged to expense.

     Milestone payments that we make in connection with in-licensed technology or product candidates are expensed as incurred when there is uncertainty in receiving future economic benefits from the licensed technology or product candidates. We consider the future economic benefits from the licensed technology or product candidates to be uncertain until such licensed technology or product candidates are approved for marketing by the FDA or when other significant risk factors are abated. For expense accounting purposes, management has viewed future economic benefits for all of our licensed technology or product candidates to be uncertain.
     Payments in connection with our clinical trials are often made under contracts with multiple contract research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price or on a time-and-material basis. Payments under these contracts depend on factors such as the successful enrollment or treatment of patients or the completion of other clinical trial milestones. Expenses related to clinical trials are accrued based on our estimates and/or representations from service providers regarding work performed, including actual level of patient enrollment, completion of patient studies, and clinical trials progress. Other incidental costs related to patient enrollment or treatment are accrued when reasonably certain. If the contracted amounts are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), we modify our accruals accordingly on a prospective basis. Revisions in scope of contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. Because of the uncertainty of possible future changes to the scope of work in clinical trials contracts, we are unable to quantify an estimate of the reasonably likely effect of any such changes on our consolidated results of operations or financial position. Historically, we have had no material changes in our clinical trial expense accruals that would have had a material impact on our consolidated results of operations or financial position.
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
Fair Value
     Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. SFAS 157 prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.
     In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only. Cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 inputs). The adoption of SFAS 157 had no effect on our consolidated financial position or results of operations.

     Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 allows an entity the irrevocable option to elect to measure specified financial assets and liabilities in their entirety at fair value on a contract-by-contract basis. If an entity elects the fair value option for an eligible item, changes in the item’s fair value must be reported as unrealized gains and losses in earnings at each subsequent reporting date. In adopting SFAS 159, we did not elect the fair value option for any of our financial assets or financial liabilities.
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
Results of Operations
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     Revenues Under Collaborative Agreements — Revenues under collaborative agreements were $1.4 million for the three months ended June 30, 2008 compared to $539,000 for the three months ended June 30, 2007. Revenues under collaborative agreements consisted of the amortization of upfront fees received from Baxter and Roche of $588,000 and $436,000 for the three months ended June 30, 2008 and 2007, respectively. Revenues under collaborative agreements also consisted of reimbursements for research and development services from Baxter of $554,000 and $98,000 and Roche of $210,000 and $5,000 for the three months ended June 30, 2008 and 2007, respectively. Such reimbursements are for research and development services rendered by us at the request of Baxter and Roche. Therefore, the amount of future revenues related to reimbursable research and development services is uncertain.
     Product Sales — Product sales were $83,000 for the three months ended June 30, 2008 compared to $169,000 for the three months ended June 30, 2007. The decrease of $86,000 was primarily due to the decrease in sales of Cumulase as one of our distributors is shifting to a new Cumulase product formulation.
     Cost of Product Sales — Cost of product sales were $37,000 for the three months ended June 30, 2008 compared to $76,000 for the three months ended June 30, 2007. The decrease of $39,000 was primarily due to decreases in the sales of Cumulase and API for HYLENEX.
     Research and Development — Research and development expenses were $8.9 million for the three months ended June 30, 2008 compared to $4.1 million for the three months ended June 30, 2007. The increase of $4.8 million was primarily due to the increase in outsourced research and development costs of $1.9 million due to our various pre-clinical programs and the manufacturing scale-up of our rHuPH20 enzyme. In addition, compensation costs increased by $1.4 million primarily due to the increase in our research and development headcount. At June 30, 2008, our headcount for research and development functions totaled 83 employees, compared with 37 employees at June 30, 2007. Additionally, our facilities expenses increased by $589,000 resulting from leasing larger facilities effective July 2007 to accommodate the increase in headcount, research supplies expenses increased by $379,000 and clinical trial expenses increased by $343,000 for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. We expect research and development costs to continue to increase in future periods as we increase our research efforts and headcount, expand our clinical trials, and continue to develop and manufacture our product candidates.
     Selling, General and Administrative — SG&A expenses were $3.8 million for the three months ended June 30, 2008 compared to $2.4 million for the three months ended June 30, 2007. The increase of approximately $1.4 million was primarily due to the increase in compensation costs of $660,000, of which $236,000 related to share-based compensation. At June 30, 2008, our headcount for SG&A functions totaled 30 employees, compared with 19 employees at June 30, 2007. In addition, legal expenses related to patent applications increased by $371,000, facilities expense increased by $126,000 and market research expenses increased by $123,000. We expect SG&A expenses to increase in future periods as we continue to expand our operations.

     Interest Income — Interest income was $372,000 for the three months ended June 30, 2008 compared to $1.0 million for the three months ended June 30, 2007. The decrease in interest income was primarily due to lower interest rates during the three months ended June 30, 2008 as compared to the same period in 2007.
     Net Loss — Net loss for the three months ended June 30, 2008 was $11.0 million, or $0.14 per common share, compared to $4.8 million, or $0.07 per common share, for the three months ended June 30, 2007. The increase in net loss was primarily due to an increase in operating expenses, partially offset by increases in revenues.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     Revenues Under Collaborative Agreements — Revenues under collaborative agreements were $3.0 million for the six months ended June 30, 2008 compared to $1.2 million for the six months ended June 30, 2007. Revenues under collaborative agreements consisted of the amortization of upfront fees received from Baxter and Roche of $1.2 million and $803,000 for the six months ended June 30, 2008 and 2007, respectively. Revenues under collaborative agreements also consisted of reimbursements for research and development services from Baxter of $1.0 million and $166,000 and Roche of $834,000 and $193,000 for the six months ended June 30, 2008 and 2007, respectively. Such reimbursements are for research and development services rendered by us at the request of Baxter and Roche. Therefore, the amount of future revenues related to reimbursable research and development services is uncertain.
     Product Sales — Product sales were $224,000 for the six months ended June 30, 2008 compared to $356,000 for the six months ended June 30, 2007. The decrease of $132,000 was primarily due to the decrease in sales of Cumulase as one of our distributors is shifting to a new Cumulase product formulation.
     Cost of Product Sales — Cost of product sales were $74,000 for the six months ended June 30, 2008 compared to $152,000 for the six months ended June 30, 2007. The decrease of $78,000 was primarily due to decreases in the sales of Cumulase and API for HYLENEX.
     Research and Development — Research and development expenses were $17.4 million for the six months ended June 30, 2008 compared to $6.9 million for the six months ended June 30, 2007. The increase of $10.5 million was primarily due to the increase in outsourced research and development costs of $4.4 million due to our various pre-clinical programs and the manufacturing scale-up of our rHuPH20 enzyme. In addition, compensation costs increased by $2.8 million primarily due to the increase in our research and development headcount. At June 30, 2008, our headcount for research and development functions totaled 83 employees, compared with 37 employees at June 30, 2007. Additionally, our facilities expenses increased by $1.1 million resulting from leasing larger facilities effective July 2007 to accommodate the increase in headcount, clinical trial expenses increased by $945,000 and research supplies expenses increased by $788,000 for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. We expect research and development costs to continue to increase in future periods as we increase our research efforts and headcount, expand our clinical trials and continue to develop and manufacture our product candidates.
     Selling, General and Administrative — SG&A expenses were $8.0 million for the six months ended June 30, 2008 compared to $4.4 million for the six months ended June 30, 2007. The increase of approximately $3.6 million was primarily due to the increase in compensation costs of $1.7 million, of which $565,000 related to share-based compensation. At June 30, 2008, our headcount for SG&A functions totaled 30 employees, compared with 19 employees at June 30, 2007. In addition, legal expenses increased by $1.3 million of which $635,000 related to the settlement of an arbitration matter and $527,000 related to patent applications. We expect SG&A expenses to increase in future periods as we continue to expand our operations.
     Interest Income — Interest income was $1.3 million for the six months ended June 30, 2008 compared to $1.8 million for the six months ended June 30, 2007. The decrease in interest income was primarily due to lower interest rates during the six months ended June 30, 2008 as compared to the same period in 2007.

     Net Loss — Net loss for the six months ended June 30, 2008 was $21.0 million, or $0.27 per common share, compared to $8.2 million, or $0.11 per common share, for the six months ended June 30, 2007. The increase in net loss was primarily due to an increase in operating expenses, partially offset by increases in revenues.
Liquidity and Capital Resources
Overview
     Our principal sources of liquidity are our existing cash and cash equivalents. As of June 30, 2008, we had cash and cash equivalents of approximately $82.4 million. We expect our cash requirements to increase significantly as we continue to increase our research and development for, seek regulatory approvals of, and develop and manufacture our current product candidates. As we expand our research and development efforts and pursue additional product opportunities, we anticipate significant cash requirements for hiring of personnel, capital expenditures and investment in additional internal systems and infrastructure. The amount and timing of cash requirements will depend on the research, development, manufacture, regulatory and market acceptance of our product candidates, if any, and the resources we devote to researching, developing, manufacturing, commercializing and supporting our product candidates.
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
     In June 2005, we filed a shelf registration statement on Form S-3 (Registration No. 333-125731) which initially allowed us, from time to time, to offer and sell up to $50.0 million of equity or debt securities. We have sold common stock under this registration statement for an aggregate of approximately $17.5 million, so we currently have the ability to issue debt and equity securities for an aggregate of $32.5 million. We cannot be certain that our existing cash and cash equivalents will be adequate for our anticipated needs or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs or delay the launch of our product candidates. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders could result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
Cash Flows
     Net cash used by operations was $15.7 million for the six months ended June 30, 2008 compared to $2.5 million provided by operations for the six months ended June 30, 2007. This change was primarily due to the increase in operating expenses as well as the $11.0 million initial upfront payments received from Baxter in the six months ended June 30, 2007, as compared to the $3.5 million product-based payment received from Baxter in the six months ended June 30, 2008.
     Net cash used in investing activities was $472,000 for the six months ended June 30, 2008 compared to $895,000 for the six months ended June 30, 2007. This decrease was due to the decrease in purchases of property and equipment during the six months ended June 30, 2008 as compared to the same period in 2007.
     Net cash provided by financing activities was $913,000 for the six months ended June 30, 2008 compared to $54.8 million for the six months ended June 30, 2007. Net cash provided by financing activities for the six months ended June 30, 2008 primarily consisted of proceeds from stock options and warrants exercised. During the six months ended June 30, 2007, we sold common stock for proceeds of approximately $52.0 million, net of issuance costs. Additionally, we received approximately $2.8 million in proceeds from warrant and stock option exercises during the six months ended June 30, 2007.

Off-Balance Sheet Arrangements
     As of June 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Recent Accounting Pronouncements
     See Note 3, Adoption of New Accounting Standards, and Note 11, New Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements for discussions of new accounting pronouncements and their effect, if any on us.
Risk Factors
     The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. For a more detailed discussion of the factors that could cause actual results to differ, see the Risk Factors section in our Annual Report on Form 10-K filed with the SEC on March 14, 2008. In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of these known or unknown risks or uncertainties actually occurs, our business, financial position and results of operations could be materially and adversely affected and the value of our securities could decline significantly.
Risks Related To Our Business
We have generated only minimal revenue from product sales to date; we have a history of net losses and negative cash flow, and we may never achieve or maintain profitability.
     We have generated only minimal revenue from product sales to date and may never generate significant revenues from future product sales. Even if we do achieve significant revenues from product sales, licensing revenues and milestone payments, we expect to incur significant operating losses over the next several years. We have never been profitable, and we may never become profitable. Through June 30, 2008, we have incurred aggregate net losses of approximately $86.0 million.
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
     Other manufacturers have FDA approved products for use as spreading agents, including ISTA Pharmaceuticals, Inc., or ISTA, with an ovine-derived hyaluronidase, Vitrase®, Amphastar Pharmaceuticals, Inc., or Amphastar, with a bovine-derived hyaluronidase, Amphadase™, and Primapharm, Inc., or Primapharm, also with a bovine-derived hyaluronidase, Hydase™. The FDA has determined that Amphadase, Hydase, HYLENEX and Vitrase are each distinct new chemical entities and hence afforded five years of market exclusivity. The five year market exclusivity precludes identical new chemical entity products from being marketed for a period of five years. For so long as each of these products is established as a distinctly different new chemical entity, the marketing exclusivity granted does not prohibit the marketing of any of these products, including HYLENEX. If the FDA changes its earlier determination that HYLENEX is a distinct new chemical entity, our ability to market HYLENEX will be materially impaired.

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
     We have signed a commercial supply agreement with Avid Bioservices, Inc., or Avid, a contract manufacturing organization, to produce bulk recombinant human hyaluronidase for clinical trials and commercial use. Avid will produce the active pharmaceutical ingredient used in each of Cumulase, HYLENEX, Chemophase, and Enhanze Technology under cGMP for clinical or commercial scale production and will provide support for the chemistry, manufacturing and controls sections for FDA regulatory filings. Avid has only limited experience manufacturing our active pharmaceutical ingredient batches, and we rely on its ability to successfully manufacture these batches according to product specifications. In addition, as a result of our contractual obligations to Roche, we will be required to significantly scale up our active pharmaceutical ingredient production during the next few years. We do not currently have a significant inventory of the active pharmaceutical ingredient used in our products and product candidates, so if Avid does not maintain its status as an FDA-approved manufacturing facility, is unable to successfully scale up our active pharmaceutical ingredient production, or is unable to manufacture the active pharmaceutical ingredient used in our products and product candidates according to product specifications for any other reason, the commercialization of our products and the development of our product candidates will be delayed and our business will be adversely affected. We have entered into discussions to establish arrangements with an additional manufacturer for these ingredients. We have not yet established, and may not be able to establish, favorable arrangements with additional manufacturers for these ingredients or products should the existing supplies become unavailable or in the event that our sole contract manufacturer is unable to adequately perform its responsibilities. Any delays or interruptions in the supply of materials by Avid could cause the delay of clinical trials and could delay or prevent the commercialization of product candidates that may receive regulatory approval. Such delays or interruptions would have a material adverse effect on our business and financial condition.

If we have problems with the third parties that prepare, fill, finish, and package our product candidates for distribution, our product development and commercialization efforts for these candidates could be delayed or stopped.
     In the event that any of our product candidates are used in clinical trials or receive the necessary regulatory approval for commercialization, we rely on third parties to prepare, fill, finish, and package the products prior to their distribution. If we are unable to locate third parties to perform these functions on terms that are economically acceptable to us, the progress of clinical trials could be delayed or even suspended and the commercialization of approved product candidates could be delayed or prevented. We currently utilize a third-party to prepare, fill, finish, and package Cumulase. This third party has only limited experience manufacturing Cumulase batches and, to date, has not demonstrated a consistent ability to manufacture Cumulase according to product specifications. We have entered into an agreement with another third party to prepare, fill, finish and package Cumulase. We are currently in the technology transfer stage with this third party and expect to initiate commercial manufacturing in 2009. If our third party manufacturers are unable to successfully manufacture Cumulase, we may be unable to supply enough Cumulase product to meet demand. In addition, we currently utilize a subsidiary of Baxter to prepare, fill, finish, and package HYLENEX under a development and supply agreement. Baxter has only limited experience manufacturing HYLENEX batches, and we rely on its ability to successfully manufacture HYLENEX batches according to product specifications. Any delays or interruptions in Baxter’s ability to manufacture HYLENEX batches in amounts necessary to meet product demand could have a material adverse impact on our business and financial condition.
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
     Currently, warrants to purchase approximately 4.3 million shares of our common stock are outstanding and this amount of outstanding warrants may make us a less desirable candidate for investment for some potential investors. Approximately 1.5 million of our outstanding warrants contain a call feature that, potentially, may allow us to raise funds from the holders of these warrants. We have the ability, at our sole discretion, to call warrants exercisable for up to approximately 1.5 million shares of common stock and, upon such a call, the holders of these warrants have thirty days to decide whether to exercise their warrants at a price of $1.75 per share or receive $0.01 from us for each share of common stock that is not exercised.
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
     Furthermore, if we were to lose key management personnel, particularly Jonathan Lim, M.D., our president and chief executive officer, or Gregory Frost, Ph.D., our vice president and chief scientific officer, then we would likely lose some portion of our institutional knowledge and technical know-how, potentially causing a substantial delay in one or more of our development programs until adequate replacement personnel could be hired and trained. For example, Dr. Frost has been with us from soon after our inception, and he possesses a substantial amount of knowledge about our development efforts. If we were to lose his services, we would experience delays in meeting our product development schedules. We have not entered into any retention or other agreements specifically designed to motivate officers or other employees to remain with us, other than standard agreements relating to the vesting of stock options that every optionee of the Company must enter into as a condition of receiving an option grant.
     We do not have key man life insurance policies on the lives of any of our employees, including Dr. Lim and Dr. Frost.

Risks Related To Ownership of Our Common Stock
Future sales of shares of our common stock upon the exercise of currently outstanding securities or pursuant to our universal shelf registration statement may negatively affect our stock price.
     As a result of our January 2004 private financing transaction, we issued warrants to private investors for the purchase of approximately 10.5 million shares of common stock at purchase prices ranging from $0.77 to $1.75 per share. Currently, approximately 2.2 million shares of common stock remain issuable upon the exercise of these warrants. As a result of our October 2004 financing transaction, we issued warrants for the purchase of approximately 2.7 million shares of common stock at a purchase price of $2.25 per share. Currently, approximately 2.0 million shares of common stock remain issuable upon the exercise of these warrants. The exercise of these warrants could result in significant dilution to stockholders at the time of exercise which could negatively affect our stock price.
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
     We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low sales prices of our common stock during the twelve months ended June 30, 2008 were $10.50 and $4.19, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Annual Report on Form 10-K and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:
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
     We may have the ability to redeem certain outstanding warrants, under certain conditions, that may be exercised for approximately 1.5 million shares of common stock. The redemption price for these warrants is $0.01 per share, but the warrant holders have the opportunity to exercise their warrants prior to redemption at the price of $1.75 per share. If we decide to redeem any portion of our outstanding warrants in the future, some selling security holders may choose to sell outstanding shares of common stock in order to finance the exercise of the warrants prior to their redemption. This pattern of selling may result in a reduction of our common stock’s market price.
Risks Related To Our Industry
Compliance with the extensive government regulations to which we are subject is expensive and time consuming and may result in the delay or cancellation of product sales, introductions or modifications.
     Extensive industry regulation has had, and will continue to have, a significant impact on our business. All pharmaceutical companies, including ours, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the FDA and, to a lesser extent, the U.S. Drug Enforcement Administration, or DEA, and foreign and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packaging, labeling, storing, recordkeeping, safety, approval, advertising, promotion, sale and distribution of our products. Under certain of these regulations, we and our contract suppliers and manufacturers are subject to periodic inspection of our or their respective facilities, procedures and operations and/or the testing of products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we and our contract suppliers and manufacturers are in compliance with all applicable regulations. The FDA also conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems, or our contract suppliers’ and manufacturers’ processes, are in compliance with cGMP and other FDA regulations. If we, or our contract supplier, fail these inspections, we may not be able to commercialize our product in a timely manner without incurring significant additional costs, or at all.
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
     We have numerous competitors in the United States and abroad including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that may be developing competing products. Such competitors include, but are not limited to, Sigma-Aldrich Corporation, ISTA, Amphastar and Primapharm among others. These competitors may develop technologies and products that are more effective, safer, or less costly than our current or future product candidates or that could render our technologies and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking pre-clinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare. Other manufacturers have FDA approved products for use as spreading agents, including ISTA, with an ovine-derived hyaluronidase, Vitrase, Amphastar, with a bovine-derived hyaluronidase, Amphadase, and Primapharm, also with a bovine-derived hyaluronidase, Hydase. The FDA has determined that Amphadase, Hydase, HYLENEX and Vitrase are distinct new chemical entities and hence afforded five years of market exclusivity. The five year market exclusivity precludes identical new chemical entity products from being marketed for a period of five years. As each of these products is established as distinctly different new chemical entities, the marketing exclusivity granted does not prohibit the marketing of the products.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2008, we did not have any holdings of derivative financial or commodity instruments, or any foreign currency denominated transactions, and all of our cash and cash equivalents were in money market mutual funds and other highly liquid investments.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decision regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in Internal Control Over Financial Reporting
     There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 1A. Risk Factors
     A description of the risk factors associated with our business is included under “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in Item 2 of Part I of this report. This description includes any changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of Part I, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three months ended June 30, 2008, a holder of our various outstanding warrants exercised rights to purchase 322,788 common shares for gross proceeds of approximately $247,000. The shares and underlying warrants were purchased for investment in a private placement exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Stockholders was held on May 8, 2008. At the Annual Meeting, our stockholders voted on the following four proposals:
Proposal No. 1:
     To elect three Class I directors to hold office for a three-year term and until their respective successors are elected and qualified. The voting results were as follows:

Nominees	Votes For	Votes Against
Kathryn E. Falberg	59,551,234	396,158
Kenneth J. Kelley	59,385,864	561,528
Jonathan E. Lim, M.D.	59,531,184	416,208
     We also have: (i) three Class II directors, Randal J. Kirk, John S. Patton, Ph.D. and Steven T. Thornton, whose terms do not expire until our Annual Meeting of Stockholders in 2009; and (ii) three Class III directors, Robert L. Engler, M.D., Gregory I. Frost, Ph.D. and Connie L. Matsui, whose terms do not expire until our Annual Meeting of Stockholders in 2010. All three nominees were elected to the board of directors.
Proposal No. 2:
     To approve our 2008 Outside Directors’ Stock Plan and to reserve an aggregate of 600,000 shares of our common stock for issuance under this plan. The voting results were as follows:
     For: 36,186,291                    Against: 1,614,169                    Abstained: 49,188
     The foregoing proposal was approved.
Proposal No. 3:
     To approve our 2008 Stock Plan and to reserve an aggregate of 5,000,000 shares of our common stock for issuance under this plan. The voting results were as follows:
     For: 36,186,917                    Against: 1,580,843                    Abstained: 81,888
     The foregoing proposal was approved.
Proposal No. 4:
     To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. The voting results were as follows:
     For: 59,884,670                    Against: 50,671                    Abstained: 12,051
     The foregoing proposal was approved.

Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibit	Title

2.1	Agreement and Plan of Merger, dated November 14, 2007, by and between the Registrant and the Registrant’s predecessor Nevada corporation (1)
3.1	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on October 7, 2007 (2)
3.2	Certificate of Designation, Preferences and Rights of the terms of the Series A Preferred Stock (1)
3.3	Bylaws (2)
4.1	Amended Rights Agreement between Corporate Stock Transfer, as rights agent, and Registrant, dated November 12, 2007 (20)
10.1	License Agreement between University of Connecticut and Registrant, dated November 15, 2002 (3)
10.2	First Amendment to the License Agreement between University of Connecticut and Registrant, dated January 9, 2006 (9)
10.3*	Commercial Supply Agreement with Avid Bioservices, Inc. and Registrant, dated February 16, 2005 (7)
10.4*	First Amendment to the Commercial Supply Agreement between Avid Bioservices, Inc. and Registrant, dated December 15, 2006 (14)
10.5	Form of Callable Stock Purchase Warrant (4)
10.6	Form of Common Stock Purchase Warrant (5)
10.7#	DeliaTroph Pharmaceuticals, Inc. 2001 Amended and Restated Stock Plan and form of Stock Option Agreements for options assumed thereunder (6)
10.8	Nonstatutory Stock Option Agreement With Andrew Kim (6)
10.9#	2004 Stock Plan and Form of Option Agreement thereunder (4)
10.10#	Halozyme Therapeutics, Inc. 2005 Outside Directors’ Stock Plan (8)
10.11#	Form of Stock Option Agreement (2005 Outside Directors’ Stock Plan) (12)
10.12#	Form of Restricted Stock Agreement (2005 Outside Directors’ Stock Plan) (12)
10.13#	Halozyme Therapeutics, Inc. 2006 Stock Plan (11)
10.14#	Form of Stock Option Agreement (2006 Stock Plan) (12)
10.15#	Form of Restricted Stock Agreement (2006 Stock Plan) (12)
10.16#	Halozyme Therapeutics, Inc. 2008 Stock Plan (21)
10.17#	Halozyme Therapeutics, Inc. 2008 Outside Directors’ Stock Plan (21)
10.18#	Form of Indemnity Agreement for Directors and Executive Officers (19)
10.19#	Outside Director Compensation Plan (23)
10.20#	2007 Senior Executive Incentive Plan (23)
10.21#	2008 Senior Executive Incentive Structure (22)
10.22#	Change in Control Policy (22)
10.23#	Severance Policy (23)
10.24*	Amended and Restated Exclusive Distribution Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 14, 2007 (15)
10.25*	Amended and Restated Development and Supply Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 14, 2007 (15)
10.26*	License and Collaboration Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 14, 2007 (15)
10.27*	Enhanze Technology License and Collaboration Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated September 7, 2007 (18)
10.28*	License and Collaboration Agreement between F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and Registrant dated December 5, 2006 (13)
10.29	Stock Purchase Agreement between Roche Finance Ltd and Registrant, dated December 5, 2006 (13)
10.30	Stock Purchase Agreement between Baxter International, Inc. and Registrant, dated February 14, 2007 (15)

Exhibit	Title
10.31	Stock Purchase Agreement between New River Management V, LP and Registrant, dated April 23, 2007(16)
10.32	Sublease Agreement (11404 Sorrento Valley Road), effective as of July 2, 2007 (17)
10.33	Sublease Agreement (11388 Sorrento Valley Road), effective as of July 2, 2007 (17)
10.34	Standard Industrial Net Lease (11388 Sorrento Valley Road), effective as of July 26, 2007 (17)
21.1	Subsidiaries of Registrant (10)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed November 20, 2007.

(2)	Incorporated by reference to the Registrant’s definitive proxy statement filed with the SEC on Form DEF14A on October 11, 2007.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Commission on April 23, 2004.

(4)	Incorporated by reference to the Registrant’s amendment number two to the Registration Statement on Form SB-2 filed with the Commission on July 23, 2004.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed October 15, 2004.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on October 26, 2004.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 22, 2005.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 6, 2005.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed January 12, 2006.

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB/A, filed March 29, 2005.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 24, 2006.

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed August 8, 2006.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, filed December 15, 2006.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 21, 2006.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, filed February 20, 2007.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 24, 2007.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 31, 2007.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed September 12, 2007.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 20, 2007.

(20)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed March 14, 2008.

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 19, 2008.

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 21, 2008.

(23)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed May 9, 2008.

*	Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted from this agreement and have been filed separately with the Securities and Exchange Commission.

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation
Dated: August 8, 2008	/s/ Jonathan E. Lim
Jonathan E. Lim, MD
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2008	/s/ David A. Ramsay
David A. Ramsay
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)