Form 10-Q
period 2008-09-30
HALOZYME THERAPEUTICS INC
filed 2008-11-07
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                     .
Commission File Number 001-32335
HALOZYME THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-0488686
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11388 Sorrento Valley Road, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 81,443,823 as of November 3, 2008.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$72,493,045	$97,679,085
Accounts receivable	1,495,855	779,825
Inventory	525,428	703,468
Prepaid expenses and other assets	3,715,018	2,014,680

Total current assets	78,229,346	101,177,058
Property and equipment, net	2,523,767	2,283,316

Total assets	$80,753,113	$103,460,374

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,140,976	$3,055,637
Accrued expenses	3,705,304	2,502,259
Deferred revenue	3,216,080	3,306,225

Total current liabilities	11,062,360	8,864,121
Deferred revenue, net of current portion	37,731,528	35,963,266
Deferred rent, net of current portion	1,073,416	865,063

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock — $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.001 par value; 150,000,000 shares authorized; 81,112,726 and 77,903,944 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	81,113	77,904
Additional paid-in capital	127,628,664	122,685,443
Accumulated deficit	(96,823,968)	(64,995,423)

Total stockholders’ equity	30,885,809	57,767,924

Total liabilities and stockholders’ equity	$80,753,113	$103,460,374

Note:	The balance sheet at December 31, 2007 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by US generally accepted accounting principles for complete financial statements.
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Revenues under collaborative agreements	$2,194,325	$757,629	$5,209,897	$1,920,192
Product sales	267,901	185,252	492,066	541,420

Total revenues	2,462,226	942,881	5,701,963	2,461,612

Operating expenses:
Cost of product sales	130,720	59,454	205,036	211,200
Research and development	10,080,775	6,352,397	27,450,454	13,265,645
Selling, general and administrative	3,450,450	2,840,683	11,454,228	7,207,544

Total operating expenses	13,661,945	9,252,534	39,109,718	20,684,389

Operating loss	(11,199,719)	(8,309,653)	(33,407,755)	(18,222,777)
Interest income	327,561	1,280,871	1,579,210	3,034,985

Net loss	$(10,872,158)	$(7,028,782)	$(31,828,545)	$(15,187,792)

Basic and diluted net loss per share	$(0.14)	$(0.09)	$(0.40)	$(0.21)

Shares used in computing basic and diluted net loss per share	80,293,800	76,502,867	79,383,614	73,259,130

See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities:
Net loss	$(31,828,545)	$(15,187,792)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation	2,890,644	1,789,256
Depreciation and amortization	757,089	362,962
Loss on disposal of equipment	9,954	731
Changes in operating assets and liabilities:
Accounts receivable	(716,030)	(46,820)
Inventory	178,040	(270,811)
Prepaid expenses and other assets	(1,700,338)	(1,239,240)
Accounts payable and accrued expenses	2,085,934	1,226,969
Deferred rent	310,683	531,729
Deferred revenue	1,678,117	19,860,221

Net cash (used in) provided by operating activities	(26,334,452)	7,027,205

Investing activities:
Purchases of property and equipment	(907,374)	(1,332,051)

Net cash used in investing activities	(907,374)	(1,332,051)

Financing activities:
Proceeds from exercise of warrants, net	1,297,850	1,670,327
Proceeds from exercise of stock options, net	757,936	1,570,379
Proceeds from issuance of common stock, net	—	51,989,488

Net cash provided by financing activities	2,055,786	55,230,194

Net (decrease) increase in cash and cash equivalents	(25,186,040)	60,925,348
Cash and cash equivalents at beginning of period	97,679,085	44,189,403

Cash and cash equivalents at end of period	$72,493,045	$105,114,751

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable for purchases of property and equipment	$100,120	$450,804
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization and Business
     Halozyme Therapeutics, Inc. (“Halozyme” or the “Company”) is a biopharmaceutical company developing and commercializing products targeting the extracellular matrix for the drug delivery, endocrinology, oncology and dermatology markets.
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
     The condensed consolidated financial statements include the accounts of Halozyme and its wholly owned subsidiary, Halozyme, Inc. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current presentation.
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts, as well as disclosures of commitments and contingencies in the financial statements and accompanying notes. Actual results could differ from those estimates.
3. Adoption of Recent Accounting Pronouncements
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

     Total share-based compensation expense related to all of the Company’s share-based awards for the three and nine months ended September 30, 2008 and 2007 was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Research and development	$453,813	$162,169	$1,064,582	$465,055
Selling, general and administrative	507,038	570,623	1,826,062	1,324,201

Share-based compensation expense before tax	960,851	732,792	2,890,644	1,789,256
Related income tax benefit	—	—	—	—

Share-based compensation expense, net of tax	$960,851	$732,792	$2,890,644	$1,789,256

Net share-based compensation expense per basic and diluted share	$0.01	$0.01	$0.04	$0.02

Share-based compensation expense from:
Stock options	$747,109	$486,462	$2,092,587	$1,312,550
Restricted stock awards	213,742	246,330	798,057	476,706

	$960,851	$732,792	$2,890,644	$1,789,256

     Since the Company has a net operating loss carryforward as of September 30, 2008, no excess tax benefits for the tax deductions related to share-based awards were recognized in the interim condensed consolidated statement of operations. For the three months ended September 30, 2008 and 2007, employees exercised stock options to purchase 99,826 and 505,687 shares of common stock, respectively, for aggregate proceeds of approximately $93,000 and $109,000, respectively. For the nine months ended September 30, 2008 and 2007, employees exercised stock options to purchase 1,807,858 and 1,343,087 shares of common stock, respectively, for aggregate proceeds of approximately $758,000 and $1.6 million, respectively.
     As of September 30, 2008, total unrecognized estimated compensation cost related to non-vested stock options and non-vested restricted stock awards granted prior to that date was approximately $6.2 million and $626,000, respectively, which is expected to be recognized over a weighted-average period of 2.7 years and 0.8 year, respectively.
     Stock Options - During the three months ended September 30, 2008 and 2007, the Company granted 458,500 and 181,875 stock options, respectively, with an estimated weighted-average grant-date fair value of $4.20 and $5.17 per share, respectively. During the nine months ended September 30, 2008 and 2007, the Company granted 1,234,650 and 633,756 stock options, respectively, with an estimated weighted-average grant-date fair value of $3.54 and $5.23 per share, respectively.
     Restricted Stock Awards (“RSAs”) - During the nine months ended September 30, 2008 and 2007, the Company granted 192,500 and 105,000 RSAs with an estimated weighted-average grant-date fair value of $4.94 and $10.37 per share, respectively. There were no RSAs granted during the three months ended September 30, 2008 and 2007.

5. Inventory
Inventory consisted of the following:

	September 30,	December 31,
	2008	2007
Raw materials	$465,072	$578,397
Finished goods	60,356	78,677
Work in process	—	46,394

	$525,428	$703,468

Inventory is stated at the lower of cost or market.
6. Property and Equipment
Property and equipment, net consisted of the following:

	September 30,	December 31,
	2008	2007
Research equipment	$2,518,173	$1,892,658
Computer and office equipment	953,567	789,851
Leasehold improvements	804,118	633,996

	4,275,858	3,316,505
Accumulated depreciation and amortization	(1,752,091)	(1,033,189)

	$2,523,767	$2,283,316

Depreciation and amortization expense totaled approximately $281,000 and $153,000 for the three months ended September 30, 2008 and 2007, respectively, and $757,000 and $363,000 for the nine months ended September 30, 2008 and 2007, respectively.
7. Deferred Revenue
Deferred revenue consisted of the following:

	September 30,	December 31,
	2008	2007
Collaborative agreements	$40,694,029	$39,079,524
Product sales	253,579	189,967

Total deferred revenue	40,947,608	39,269,491
Less current portion	3,216,080	3,306,225

Deferred revenue, net of current portion	$37,731,528	$35,963,266

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
     Due to the Company’s continuing involvement obligations, revenue from the $20.0 million upfront payment was deferred and is being recognized over the term of the Roche Agreement. The Company recognized revenue from the Roche upfront payment in the amounts of approximately $290,000 for the three months ended September 30, 2008 and 2007 and $870,000 for the nine months ended September 30, 2008 and 2007.

     Baxter Agreements — In September 2007, the Company and Baxter entered into an Enhanze Technology License and Collaboration Agreement (the “Gammagard License”). Under the terms of the Gammagard License, Baxter paid the Company a nonrefundable upfront payment of $10.0 million. Due to the Company’s continuing involvement obligations, the $10.0 million upfront payment was deferred and is being recognized over the term of the Gammagard License. The Company recognized revenue from the upfront payment under the Gammagard License in the amounts of approximately $152,000 and $40,000 for the three months ended September 30, 2008 and 2007, respectively, and $455,000 and $40,000 for the nine months ended September 30, 2008 and 2007, respectively.
     In February 2007, the Company amended certain agreements with Baxter for HYLENEX and entered into a new agreement for kits and co-formulations with rHuPH20 (the “Baxter Agreements”). Under the terms of the Baxter Agreements, Baxter paid the Company a nonrefundable upfront payment of $10.0 million. Due to the Company’s continuing involvement obligations, the $10.0 million upfront payment was deferred and is being recognized over the term of the Baxter Agreements. The Company recognized revenue from the upfront payment under the Baxter Agreements in the amounts of $147,000 for the three months ended September 30, 2008 and 2007 and $440,000 and $370,000 for the nine months ended September 30, 2008 and 2007, respectively.
     In addition, Baxter will make payments to the Company based on sales of the products covered under the Baxter Agreements. As of September 30, 2008, Baxter prepaid a total of $4.5 million of such product-based payments. Baxter is obligated to prepay $5.5 million of additional product-based payments on or prior to January 1, 2009. The prepaid product-based payments are deferred and are being recognized as product sales revenues as the Company earns such revenues from the sales of HYLENEX by Baxter.
8. Net Loss Per Share
     The Company calculates basic and diluted net loss per common share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (“SAB”) No. 98. Basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Stock options, unvested stock awards and warrants are considered to be common equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive. Because of the Company’s net loss, all outstanding stock options, unvested stock awards and warrants were excluded from the calculation. The Company has excluded the following stock options, unvested stock awards and warrants from the calculation of diluted net loss per common share as of September 30, 2008 and 2007 because their effect is anti-dilutive:

	2008	2007
Stock options and awards	7,218,070	7,963,621
Warrants	3,621,964	5,379,191

	10,840,034	13,342,812

9. Stockholders’ Equity
     During the nine months ended September 30, 2008 and 2007, holders of the Company’s outstanding options exercised rights to purchase 1,807,858 and 1,343,087 common shares, respectively, for net proceeds of approximately $758,000 and $1.6 million, respectively. Options to purchase approximately 7.0 million and 7.8 million shares of the Company’s common stock were outstanding as of September 30, 2008 and December 31, 2007, respectively.
     During the nine months ended September 30, 2008 and 2007, holders of the Company’s outstanding warrants exercised rights to purchase 1,237,066 and 1,335,212 common shares, respectively, for the net proceeds of approximately $1.3 million and $1.7 million, respectively. Warrants to purchase approximately 3.6 million and 4.9 million shares of the Company’s common stock were outstanding as of September 30, 2008 and December 31, 2007, respectively.

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
11. Pending Adoption of Recent Accounting Pronouncements
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
     The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Past financial or operating performance is not necessarily a reliable indicator of future performance, and our historical performance should not be used to anticipate results or future period trends.
     Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current forecast of certain aspects of our future. You can identify most forward-looking statements by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would,” “potential,” “likely,” “opportunity” and similar expressions in this report. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements due to a number of factors including, but not limited to, those set forth below under the section entitled “Risks Factors” and elsewhere in this Quarterly Report on Form 10-Q.
Overview
     We are a biopharmaceutical company dedicated to the development and commercialization of products targeting the extracellular matrix for the drug delivery, endocrinology, oncology and dermatology markets. Our existing products and our products under development are based on intellectual property covering the family of human enzymes known as hyaluronidases. Hyaluronidases are enzymes (proteins) that break down hyaluronic acid which is a naturally occurring space-filling, gel-like substance that is a major component of tissues throughout the body, such as skin and bone. Our technology is based on our proprietary recombinant human PH20 enzyme, or rHuPH20, a human synthetic version of hyaluronidase that degrades hyaluronic acid. The PH20 enzyme is a naturally occurring enzyme that digests hyaluronic acid to temporarily break down the gel, thereby facilitating the penetration and diffusion of other drugs and fluids that are injected under the skin or in the muscle.
     Our operations to date have been limited to organizing and staffing the Company, acquiring, developing and securing our technology and undertaking product development for our existing products and a limited number of product candidates. Over the last year, we have expanded investments in our proprietary product candidates as we increased our focus on our proprietary product pipeline. We have two marketed products: Cumulase®, a product used for in vitro fertilization, or IVF, and HYLENEX, a registered trademark of Baxter International, Inc., a product used as an adjuvant to increase the absorption and dispersion of other injected drugs and fluids. Currently, we have only limited revenue from the sales of Cumulase and HYLENEX, in addition to revenues from collaborative agreements with Baxter Healthcare Corporation, or Baxter, and F. Hoffmann-La Roche, Ltd and Hoffmann-La Roche, Inc., or collectively Roche. Revenues from product sales depend on our ability to develop, manufacture, obtain regulatory approvals for and successfully commercialize our product candidates. We have product candidates in the research, pre-clinical and clinical stages. It may be years, if ever, before we are able to obtain the regulatory approvals necessary to generate meaningful revenue from the sale of these product candidates. We have incurred net operating losses each year since inception, with an accumulated deficit of approximately $96.8 million as of September 30, 2008.

     We currently have an effective universal shelf registration statement which allows us to offer and sell up to $32.5 million of equity or debt securities, provided that this shelf registration will terminate pursuant to applicable securities laws on December 1, 2008. Prior or subsequent to the termination of this shelf registration statement, we may elect to file an additional shelf registration statement. Sales of a substantial number of shares of our common stock pursuant to a registration statement or in connection with other transactions could lower the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. In the future, we may issue additional options, warrants or other derivative securities convertible into our common stock to fund the continued development of our product candidates, the commercialization of our products or for other general corporate purposes.
Current Products and Product Candidates
     We have two marketed products and multiple product candidates targeting several indications in various stages of development. The following table summarizes our products and product candidates:

Products and Product Candidates	Indication (Brief Description)	Development Status
Cumulase	In vitro fertilization	Marketed
HYLENEX	Adjuvant for drug and fluid infusion	Marketed
Chemophase®	Chemoadjuvant for superficial bladder cancer	Phase I/IIa
Enhanze™ Technology	Adjuvant for enhanced drug delivery	Phase I/II
Proprietary rHuPH20	Endocrinology Oncology	Phase II Pre-Clinical
Proprietary Non-rHuPH20	Oncology, dermatology	Pre-Clinical
     Cumulase is an ex vivo (used outside the body) formulation of rHuPH20 to replace the bovine enzyme used for the preparation of oocytes prior to IVF during the process of intracytoplasmic sperm injection, in which the enzyme is an essential component. We launched Cumulase in the European Union and the United States in June 2005.
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
     Chemophase, our lead oncology product candidate, is an investigative chemoadjuvant designed to enhance the transport of chemotherapeutic agents to tumor tissue, potentially increasing diffusion in tissues without affecting vascular permeability. Chemophase is being developed for potential use in the treatment of patients with superficial bladder cancer. In June 2008, we announced the results of a Phase I/IIa clinical trial in which the Chemophase combination treatment of mitomycin plus rHuPH20 enzyme was well tolerated and appears safe. The study reported no dose-limiting toxicities and no observed side effects attributable to the enzyme, and established the dose for subsequent clinical trials, therefore achieving the pre-defined primary objective of the study. In addition, there were no neutralizing antibodies to rHuPH20 detected and the plasma concentration of mitomycin was either non-measureable or negligible and well below the threshold that may be predictive for myelosuppression (a decrease in bone marrow activity, resulting in fewer red blood cells, white blood cells, and platelets).
     Enhanze Technology, a proprietary drug enhancement system using rHuPH20, is our broader technology opportunity that can potentially lead to partnerships with other pharmaceutical companies. We currently have Enhanze Technology partnerships with Roche and Baxter and we are currently seeking additional partnerships with pharmaceutical companies that market or develop intravenously administered drugs that could benefit from injection via the subcutaneous route of administration with this technology.

     One of our proprietary rHuPH20 programs focuses on co-formulation of rHuPH20 and insulin for the treatment of diabetes mellitus. Combining rHuPH20 with insulin may facilitate faster insulin spreading from the subcutaneous space into the vascular compartment leading to faster insulin response and improved glycemic control potentially resulting in fewer hypoglycemic episodes. Diabetes mellitus is an increasingly prevalent, costly condition associated with substantial morbidity and mortality. Attaining and maintaining normal blood sugar levels to minimize the long term clinical risks is a key treatment goal for diabetic patients. In June 2008, we announced data from our Phase I clinical trial showing that combining rHuPH20 with Humulin® R (regular insulin human) or Humalog® (insulin lispro) yielded pharmacokinetics and glucodynamics that better mimicked physiologic prandial (mealtime) insulin release and activity than either Humulin R or Humalog alone. In November 2008, we started a Phase II clinical trial of rHuPH20 co-formulations with Humulin R and Humalog in Type 1 diabetic patients. By making mealtime insulin faster, i.e., shifting insulin exposure and glucose lowering activity to earlier times and away from late postprandial times, combination with rHuPH20 yielded a profile of insulin kinetics and activity more like that of natural, endogenous prandial insulin release.
     One of our proprietary non-rHuPH20 programs, HTI-501, utilizes a recombinant, human, lysomal proteinase enzyme that may have broad application in medical and aesthetic dermatology including cellulite and Dupuytren’s contracture. Data from pre-clinical studies that we have presented at medical conferences demonstrated that the enzyme can degrade collagen in a controllable and predictable manner. We plan to conduct additional pre-clinical pharmacokinetic, toxicology and animal studies to further characterize the enzyme, a new chemical entity, and to learn more about its properties.
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
     In February 2007, we amended certain agreements with Baxter for HYLENEX and entered into a new agreement, collectively the Baxter Agreements, for kits and co-formulations with rHuPH20. Under the terms of the Baxter Agreements, Baxter paid us a nonrefundable upfront payment of $10 million and, pending the successful completion of a series of regulatory and sales events, Baxter will make milestone payments to us which could potentially reach a value of up to $25 million. In addition, Baxter will make payments to us based on the sales of products covered under the Baxter Agreements. In February 2007, Baxter prepaid $1.0 million of such product-

based payments in connection with the execution of the Baxter Agreements. In January 2008, Baxter prepaid another $3.5 million of such product-based payments and is obligated to prepay $5.5 million of additional product-based payments on or prior to January 1, 2009. Baxter will also now assume development, manufacturing, clinical, regulatory, sales and marketing costs of the products covered by the Baxter Agreements. We will continue to supply Baxter with the API for HYLENEX, and Baxter will prepare, fill, finish and package HYLENEX and hold it for subsequent distribution. In addition, Baxter obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with Baxter hydration fluids and generic small molecule drugs, with the exception of combinations with (i) bisphosphonates, as well as (ii) cytostatic and cytotoxic chemotherapeutic agents, the rights to which have been retained by us. In addition, in February 2007, an affiliate of Baxter purchased 2,070,394 shares of our common stock for approximately $20 million.
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
     Since our inception in 1998 through September 30, 2008, we have incurred research and development expenses of $76.4 million. From 2005 through September 30, 2008, approximately 20% of our research and development expenses were associated with the research and development of our rHuPH20 enzyme used in our Cumulase and HYLENEX products, and approximately 11% of our research and development expenses were associated with the development of our Chemophase product candidate. Due to the uncertainty in obtaining FDA approval, our reliance on third parties, and competitive pressures, we are unable to estimate with any certainty the additional costs we will incur in the continued development of our Chemophase product candidate for commercialization. However, we expect our research and development expenses to increase substantially if we are able to advance our Chemophase product candidate and our other product candidates into later stages of clinical development.
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
     Under the terms of the Baxter Agreements, we supply Baxter the API for HYLENEX at our fully burdened cost plus a margin. Baxter fills and finishes HYLENEX and holds it for subsequent distribution, at which time we ensure it meets product specifications and release it as available for sale. Because of our continued involvement in the development and production process of HYLENEX, the earnings process is not considered to be complete. Accordingly, we defer the revenue and related product costs on the API for HYLENEX until the product is filled, finished, packaged and released. Baxter may only return the API for HYLENEX to us if it does not conform to the specified criteria set forth in the Development and Supply Agreement or upon termination of such agreement. We have historically demonstrated that the API shipped to Baxter has consistently met the specified criteria. Therefore, no allowance for product returns has been established. In addition, we receive product-based payments upon the sale of HYLENEX by Baxter, in accordance with the terms of the Baxter Agreements. Product sales revenues are recognized as we earn such revenues based on Baxter’s shipments of HYLENEX to its distributors when such amounts can be reasonably estimated. Through September 30, 2008, Baxter has prepaid a total of $4.5 million of such product-based payments which was deferred and is being recognized as earned. Baxter is obligated to prepay $5.5 million of additional product-based payments on or prior to January 1, 2009.
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
     Payments in connection with our clinical trials are often made under contracts with multiple contract research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee, unit price or on a time-and-material basis. Payments under these contracts depend on factors such as the successful enrollment or treatment of patients or the completion of other clinical trial milestones. Expenses related to clinical trials are accrued based on our estimates and/or representations from service providers regarding work performed, including actual level of patient enrollment, completion of patient studies, and clinical trials progress. Other incidental costs related to patient enrollment or treatment are accrued when reasonably certain. If the contracted amounts are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), we modify our accruals accordingly on a prospective basis. Revisions in scope of contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. Because of the uncertainty of possible future changes to the scope of work in clinical trials contracts, we are unable to quantify an estimate of the reasonably likely effect of any such changes on our consolidated results of operations or financial position. Historically, we have had no material changes in our clinical trial expense accruals that would have had a material impact on our consolidated results of operations or financial position.
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
Results of Operations
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     Revenues Under Collaborative Agreements — Revenues under collaborative agreements were $2.2 million for the three months ended September 30, 2008 compared to $758,000 for the three months ended September 30, 2007. Revenues under collaborative agreements consisted of the amortization of upfront fees received from Baxter and Roche of $588,000 and $477,000 for the three months ended September 30, 2008 and 2007, respectively. Revenues under collaborative agreements also consisted of reimbursements for research and development services from Baxter of $847,000 and $66,000 and Roche of $760,000 and $214,000 for the three months ended September 30, 2008 and 2007, respectively. Such reimbursements are for research and development services rendered by us at the request of Baxter and Roche. Therefore, the amount of future revenues related to reimbursable research and development services is uncertain.
     Product Sales — Product sales were $268,000 for the three months ended September 30, 2008 compared to $185,000 for the three months ended September 30, 2007. The increase of $83,000 was primarily due to the increase in sales of Hylenex and the API for Hylenex.
     Cost of Product Sales — Cost of product sales were $131,000 for the three months ended September 30, 2008 compared to $59,000 for the three months ended September 30, 2007. The increase of $72,000 was due to the increase in the sales of the API for HYLENEX and an increase in the cost of Cumulase sales in the current period.
     Research and Development — Research and development expenses were $10.1 million for the three months ended September 30, 2008 compared to $6.4 million for the three months ended September 30, 2007. The increase of $3.7 million was primarily due to the increase in compensation costs of approximately $2.1 million due to the increase in our research and development headcount. At September 30, 2008, our headcount for research and development functions totaled 90 employees, compared with 43 employees at September 30, 2007. In addition, outsourced research and development expenses increased by $484,000, clinical trial expenses increased by $478,000 and research supplies expenses increased by $301,000 for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. We expect certain research and development costs to increase in future periods as we increase our research efforts and headcount, expand our clinical trials, and continue to develop and manufacture our product candidates.

     Selling, General and Administrative — SG&A expenses were $3.5 million for the three months ended September 30, 2008 compared to $2.8 million for the three months ended September 30, 2007. The increase of approximately $610,000 was primarily due to the increase in compensation costs of $438,000 and an increase in travel and conference expenses of $95,000. At September 30, 2008, our headcount for SG&A functions totaled 32 employees, compared with 22 employees at September 30, 2007. We expect SG&A expenses to increase in future periods as we continue to expand our operations.
     Interest Income — Interest income was $328,000 for the three months ended September 30, 2008 compared to $1.3 million for the three months ended September 30, 2007. The decrease in interest income was primarily due to lower average cash and cash equivalent balances and lower interest rates during the three months ended September 30, 2008 as compared to the same period in 2007.
     Net Loss — Net loss for the three months ended September 30, 2008 was $10.9 million, or $0.14 per common share, compared to $7.0 million, or $0.09 per common share, for the three months ended September 30, 2007. The increase in net loss was primarily due to an increase in operating expenses, partially offset by increases in revenues.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     Revenues Under Collaborative Agreements — Revenues under collaborative agreements were $5.2 million for the nine months ended September 30, 2008 compared to $1.9 million for the nine months ended September 30, 2007. Revenues under collaborative agreements consisted of the amortization of upfront fees received from Baxter and Roche of $1.8 million and $1.3 million for the nine months ended September 30, 2008 and 2007, respectively. Revenues under collaborative agreements also consisted of reimbursements for research and development services from Baxter of $1.8 million and $232,000 and Roche of $1.6 million and $408,000 for the nine months ended September 30, 2008 and 2007, respectively. Such reimbursements are for research and development services rendered by us at the request of Baxter and Roche. Therefore, the amount of future revenues related to reimbursable research and development services is uncertain.
     Product Sales — Product sales were $492,000 for the nine months ended September 30, 2008 compared to $541,000 for the nine months ended September 30, 2007. The decrease of $49,000 was primarily due to a $142,000 decrease in sales of Cumulase; offset in part by a $93,000 increase in sales of the API for Hylenex.
     Cost of Product Sales — Cost of product sales were $205,000 for the nine months ended September 30, 2008 compared to $211,000 for the nine months ended September 30, 2007.
     Research and Development — Research and development expenses were $27.5 million for the nine months ended September 30, 2008 compared to $13.3 million for the nine months ended September 30, 2007. The increase of $14.2 million was primarily due to the increase in outsourced research and development costs of $4.9 million, related to our various pre-clinical programs and the manufacturing scale-up of our rHuPH20 enzyme, and increased compensation costs of $4.8 million primarily due to the increase in our research and development headcount. At September 30, 2008, our headcount for research and development functions totaled 90 employees, compared with 43 employees at September 30, 2007. Additionally, our clinical trial expenses increased by $1.4 million, facilities expenses increased by $1.2 million resulting from leasing larger facilities effective July 2007 to accommodate the increase in headcount, and research supplies expenses increased by $1.1 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. We expect certain research and development costs to increase in future periods as we increase our research efforts and headcount, expand our clinical trials and continue to develop and manufacture our product candidates.
     Selling, General and Administrative — SG&A expenses were $11.5 million for the nine months ended September 30, 2008 compared to $7.2 million for the nine months ended September 30, 2007. The increase of approximately $4.3 million was primarily due to the increase in compensation costs of $2.2 million, of which $502,000 related to share-based compensation. At September 30, 2008, our headcount for SG&A functions totaled 32 employees, compared with 22 employees at September 30, 2007. Legal expenses also increased during this period by $1.2 million of which $635,000 related to the settlement of an arbitration matter and $606,000 related to patent applications. Facilities expenses also increased by $273,000 and marketing research expenses increased by $249,000 for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. We expect SG&A expenses to increase in future periods as we continue to expand our operations.

     Interest Income — Interest income was $1.6 million for the nine months ended September 30, 2008 compared to $3.0 million for the nine months ended September 30, 2007. The decrease in interest income was primarily due to lower interest rates during the nine months ended September 30, 2008 as compared to the same period in 2007.
     Net Loss — Net loss for the nine months ended September 30, 2008 was $31.8 million, or $0.40 per common share, compared to $15.2 million, or $0.21 per common share, for the nine months ended September 30, 2007. The increase in net loss was primarily due to an increase in operating expenses, partially offset by increases in revenues.
Liquidity and Capital Resources
Overview
     Our principal sources of liquidity are our existing cash and cash equivalents. As of September 30, 2008, we had cash and cash equivalents of approximately $72.5 million. We expect our cash requirements to increase as we continue to increase our research and development for, seek regulatory approvals of, and develop and manufacture our current product candidates. As we expand our research and development efforts and pursue additional product opportunities, we anticipate additional cash requirements for hiring of personnel, capital expenditures and investment in additional internal systems and infrastructure. The amount and timing of cash requirements will depend on the research, development, manufacture, regulatory and market acceptance of our product candidates, if any, and the resources we devote to researching, developing, manufacturing, commercializing and supporting our product candidates.
     We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months. Currently, we anticipate cash expenses of approximately $47.0 million to $53.0 million for the year ending December 31, 2008, depending on the progress of various pre-clinical and clinical programs and the timing of our manufacturing scale up. We do not expect our current cash and cash equivalents along with anticipated revenues to be sufficient to fund operations for at least several years. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborations and cash that we will raise through future transactions. We may finance future cash needs through any one of the following financing vehicles: (i) the public offering of securities; (ii) new collaborative agreements; (iii) expansions or revisions to existing collaborative relationships; (iv) private financings and/or (v) other equity or debt financings.
     In June 2005, we filed a shelf registration statement on Form S-3 (Registration No. 333-125731) which initially allowed us, from time to time, to offer and sell up to $50.0 million of equity or debt securities. We have sold common stock under this registration statement for an aggregate of approximately $17.5 million, so we currently have the ability to issue debt and equity securities for an aggregate of $32.5 million, provided that this shelf registration statement will terminate pursuant to applicable securities laws on December 1, 2008. Prior or subsequent to the termination of this shelf registration statement, we may elect to file an additional shelf registration statement. We cannot be certain that our existing cash and cash equivalents will be adequate for our anticipated needs or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs or delay the launch of our product candidates. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders could result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
Cash Flows
     Net cash used by operations was $26.3 million for the nine months ended September 30, 2008 compared to $7.0 million provided by operations for the nine months ended September 30, 2007. This change was primarily due to increased operating expenses of $18.4 million as well as reduced partnership payments of $17.5 million during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

     Net cash used in investing activities was $907,000 for the nine months ended September 30, 2008 compared to $1.3 million for the nine months ended September 30, 2007. This decrease was primarily due to the decrease in purchases of property and equipment during the nine months ended September 30, 2008 as compared to the same period in 2007.
     Net cash provided by financing activities was $2.1 million for the nine months ended September 30, 2008 compared to $55.2 million for the nine months ended September 30, 2007. Net cash provided by financing activities for the nine months ended September 30, 2008 primarily consisted of proceeds from warrant and stock option exercises. Net cash provided by financing activities during the nine months ended September 30, 2007 primarily consisted of approximately $52.0 million in proceeds, net of issuance costs, from a sale of shares of our common stock and approximately $3.2 million in proceeds from warrant and stock option exercises.
Off-Balance Sheet Arrangements
     As of September 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Recent Accounting Pronouncements
     See Note 3, Adoption of Recent Accounting Pronouncements, and Note 11, Pending Adoption of Recent Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements for discussions of new accounting pronouncements and their effect, if any on us.
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
     We have generated only minimal revenue from product sales to date and may never generate significant revenues from future product sales. Even if we do achieve significant revenues from product sales, licensing revenues and/or milestone payments, we expect to incur significant operating losses over the next several years. We have never been profitable, and we may never become profitable. Through September 30, 2008, we have incurred aggregate net losses of approximately $96.8 million.

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
If our contract manufacturers are unable to manufacture significant amounts of the active pharmaceutical ingredient used in our products and product candidates, our product development and commercialization efforts could be delayed or stopped.
     We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc., or Avid, and Cook Pharmica LLC, or Cook, to produce bulk recombinant human hyaluronidase for clinical trials and commercial use. These manufacturers will produce the active pharmaceutical ingredient used in our products and product candidates under cGMP for both clinical and commercial scale production and will provide support for the chemistry, manufacturing and controls sections for FDA regulatory filings. These manufacturers have limited experience manufacturing our active pharmaceutical ingredient batches, and we rely on their ability to successfully manufacture these batches according to product specifications. In addition, as a result of our contractual obligations to Roche, we will be required to significantly scale up our active pharmaceutical ingredient production at Cook during the next few years. We do not currently have a significant inventory of the active pharmaceutical ingredient used in our products and product candidates, so if these manufacturers do not maintain their status as FDA-approved manufacturing facilities, are unable to successfully scale up our active pharmaceutical ingredient production, or are unable to manufacture the active pharmaceutical ingredient used in our products and product candidates according to product specifications for any other reason, the commercialization of our products and the development of our product candidates will be delayed and our business will be adversely affected. We have not yet established, and may not be able to establish, favorable arrangements with additional manufacturers for these ingredients or products should the existing supplies become unavailable or in the event that our existing contract manufacturers are unable to adequately perform their responsibilities. Any delays or interruptions in the supply of materials by Avid and/or Cook could cause the delay of clinical trials and could delay or prevent the commercialization of product candidates that may receive regulatory approval. Such delays or interruptions would have a material adverse effect on our business and financial condition.
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

     We depend upon the efforts of third parties, such as Baxter, to promote and sell our current products, but there can be no assurance that the efforts of these third parties will meet our expectations or result in any significant product sales. While these third parties are largely responsible for the speed and scope of sales and marketing efforts, they may not dedicate the resources necessary to maximize product opportunities and our ability to cause these third parties to increase the speed and scope of their efforts may be limited. In addition, sales and marketing efforts could be negatively impacted by the delay or failure to obtain additional supportive clinical trial data for our products. In some cases, third party partners are responsible for conducting these additional clinical trials and our ability to increase the efforts and resources allocated to these trials may be limited.
If we have problems with third parties that prepare, fill, finish, and package our products and product candidates for distribution, our product commercialization and development efforts for these products and product candidates could be delayed or stopped.
     We rely on third parties to prepare, fill, finish, and package our products and product candidates prior to their distribution. If we are unable to locate third parties to perform these functions on terms that are economically acceptable to us, the progress of clinical trials could be delayed or even suspended and the commercialization of approved product candidates could be delayed or prevented. We currently utilize a third-party to prepare, fill, finish, and package Cumulase and this third party has not historically demonstrated a consistent ability to manufacture Cumulase according to product specifications. We previously entered into an agreement with another third party to prepare, fill, finish and package Cumulase, but that third party did not meet the manufacturing, technical and cost targets that were originally established. In addition, we currently utilize a subsidiary of Baxter to prepare, fill, finish, and package HYLENEX under a development and supply agreement. Baxter has only limited experience manufacturing HYLENEX batches, and we rely on its ability to successfully manufacture HYLENEX batches according to product specifications. Any delays or interruptions in Baxter’s ability to manufacture HYLENEX batches in amounts necessary to meet product demand could have a material adverse impact on our business and financial condition.
If we do not receive and maintain regulatory approvals for our product candidates, we will not be able to commercialize our products, which would substantially impair our ability to generate revenues.
     With the exception of the December 2004 receipt of a CE (European Conformity) Mark for Cumulase, the April 2005 FDA clearance for Cumulase and the December 2005 FDA approval for our spreading agent, HYLENEX, none of our product candidates has received regulatory approval from the FDA or from any similar national regulatory agency or authority in any other country in which we intend to do business. Approval from the FDA is necessary to manufacture and market pharmaceutical products in the United States. Most other countries in which we may do business have similar requirements.
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
     During the next twelve months, we may wish to raise additional capital to continue the development of our product candidates and to fund general operations. Our current cash position and expected revenues during the next several years will not constitute the amount of capital necessary for us to continue the development of our product candidates and to fund general operations. In addition, if we engage in acquisitions of companies, products, or technology in order to execute our business strategy, we may need to raise additional capital. We expect to raise additional capital in the future through one or more financing vehicles that may be available to us. These financing vehicles currently include: (i) the public offering of securities; (ii) new collaborative agreements; (iii) expansions or revisions to existing collaborative relationships; (iv) private financings and/or (v) other equity or debt financings.
     Currently, warrants to purchase approximately 3.3 million shares of our common stock are outstanding and this amount of outstanding warrants may make us a less desirable candidate for investment for some potential investors. Considering our stage of development and the nature of our capital structure, if we are required to raise additional capital in the future, the additional financing may not be available on favorable terms, or at all. If we are successful in raising additional capital, a substantial number of additional shares may be issued and these shares will dilute the ownership interest of our current investors.
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
     As a result of our January 2004 private financing transaction, we issued warrants to private investors for the purchase of approximately 10.5 million shares of common stock at purchase prices ranging from $0.77 to $1.75 per share. Currently, approximately 1.4 million shares of common stock remain issuable upon the exercise of these warrants. As a result of our October 2004 financing transaction, we issued warrants for the purchase of approximately 2.7 million shares of common stock at a purchase price of $2.25 per share. Currently, approximately 1.9 million shares of common stock remain issuable upon the exercise of these warrants. The exercise of these warrants could result in dilution to stockholders at the time of exercise which could negatively affect our stock price.
     We currently have the ability, at any time prior to December 1, 2008, to offer and sell up to $32.5 million of additional equity or debt securities under a currently effective universal shelf registration statement. Sales of substantial amounts of shares of our common stock or other securities under our universal shelf registration statement could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities. In the future, we may issue additional options, warrants or other derivative securities convertible into our common stock.
Our stock price is subject to significant volatility.
     We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low sales prices of our common stock during the twelve months ended September 30, 2008 were $9.46 and $4.19, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:
•	our failure, or the failure of one of our third party partners, to comply with the terms of our collaboration agreements;

•	the termination, for any reason, of any of our collaboration agreements;

•	the sale of common stock by any significant stockholder, including, but not limited to, direct or indirect sales by members of management or our Board of Directors;

•	general negative conditions in the healthcare industry;

•	general negative conditions in the financial markets;

•	the failure, for any reason, to obtain FDA approval for any of our product candidates;

•	the failure, for any reason, to secure or defend our intellectual property position;

•	for those products that are approved by the FDA, the failure of the FDA to approve such products in a timely manner consistent with the FDA’s historical approval process;

•	the suspension of any clinical trial due to safety or patient tolerability issues;

•	the suspension of any clinical trial due to market and/or competitive conditions;

•	our failure, or the failure of our third party partners, to successfully commercialize products approved by the FDA;

•	our failure, or the failure of our third party partners, to generate product revenues anticipated by investors;

•	problems with an API contract manufacturer or a fill and finish manufacturer for any product or product candidate;

•	the sale of additional debt and/or equity securities by us; and

•	the departure of key personnel.
Trading in our stock has historically been limited, so investors may not be able to sell as much stock as they want to at prevailing market prices.
     Our stock has historically traded at a low daily trading volume. If recent trading volumes decrease, it may be difficult for stockholders to sell their shares in the public market at any given time at prevailing prices.
The exercise of outstanding warrants may drive down the market price of our stock.
     Outstanding warrants that may be exercised for approximately 1.4 million shares of common stock will expire per their terms in January 2009. In addition, warrants that may be exercised for approximately 1.9 million shares of common stock will expire per their terms in October 2009. Some warrant holders may choose to sell outstanding shares of common stock in order to finance the exercise of their warrants and this pattern of selling may result in a reduction of our common stock’s market price.
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

Our suppliers and manufacturers are subject to regulation by the FDA and other agencies, and if they do not meet their commitments, we would have to find substitute suppliers or manufacturers, which could delay the supply of our products to market.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2008, we did not have any holdings of derivative financial or commodity instruments, or any foreign currency denominated transactions, and all of our cash and cash equivalents were in money market mutual funds and other highly liquid investments.

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
Changes in Internal Control Over Financial Reporting
     There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 1A. Risk Factors
     We have provided updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The “Risk Factors” section provides updated information in certain areas, but we do not believe those updates have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three months ended September 30, 2008, holders of various outstanding warrants exercised rights to purchase an aggregate of 914,278 common shares for gross proceeds of approximately $1.1 million. The shares and underlying warrants were purchased for investment in a private placement exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable
Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibit	Title

2.1	Agreement and Plan of Merger, dated November 14, 2007, by and between the Registrant and the Registrant’s predecessor Nevada corporation (1)

3.1	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on October 7, 2007 (2)

3.2	Certificate of Designation, Preferences and Rights of the terms of the Series A Preferred Stock (1)

3.3	Bylaws (2)

4.1	Amended Rights Agreement between Corporate Stock Transfer, as rights agent, and Registrant, dated November 12, 2007 (20)

10.1	License Agreement between University of Connecticut and Registrant, dated November 15, 2002 (3)

10.2	First Amendment to the License Agreement between University of Connecticut and Registrant, dated January 9, 2006 (9)

10.3*	Commercial Supply Agreement with Avid Bioservices, Inc. and Registrant, dated February 16, 2005 (7)

10.4*	First Amendment to the Commercial Supply Agreement between Avid Bioservices, Inc. and Registrant, dated December 15, 2006 (14)

10.5*	Clinical Supply Agreement between Cook Pharmica, LLC and Registrant, dated August 15, 2008

10.6	Form of Callable Stock Purchase Warrant (4)

10.7	Form of Common Stock Purchase Warrant (5)

10.8#	DeliaTroph Pharmaceuticals, Inc. 2001 Amended and Restated Stock Plan and form of Stock Option Agreements for options assumed thereunder (6)

10.9	Nonstatutory Stock Option Agreement With Andrew Kim (6)

10.10#	2004 Stock Plan and Form of Option Agreement thereunder (4)

10.11#	Halozyme Therapeutics, Inc. 2005 Outside Directors’ Stock Plan (8)

10.12#	Form of Stock Option Agreement (2005 Outside Directors’ Stock Plan) (12)

10.13#	Form of Restricted Stock Agreement (2005 Outside Directors’ Stock Plan) (12)

10.14#	Halozyme Therapeutics, Inc. 2006 Stock Plan (11)

10.15#	Form of Stock Option Agreement (2006 Stock Plan) (12)

10.16#	Form of Restricted Stock Agreement (2006 Stock Plan) (12)

10.17#	Halozyme Therapeutics, Inc. 2008 Stock Plan (21)

10.18#	Halozyme Therapeutics, Inc. 2008 Outside Directors’ Stock Plan (21)

10.19#	Form of Indemnity Agreement for Directors and Executive Officers (19)

10.20#	Outside Director Compensation Plan (23)

10.21#	2007 Senior Executive Incentive Plan (23)

10.22#	2008 Senior Executive Incentive Structure (22)

10.23#	Change in Control Policy (22)

10.24#	Severance Policy (23)

10.25*	Amended and Restated Exclusive Distribution Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 14, 2007 (15)

10.26*	Amended and Restated Development and Supply Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 14, 2007 (15)

Exhibit	Title

10.27*	License and Collaboration Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 14, 2007 (15)

10.28*	Enhanze Technology License and Collaboration Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated September 7, 2007 (18)

10.29*	License and Collaboration Agreement between F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and Registrant dated December 5, 2006 (13)

10.30	Stock Purchase Agreement between Roche Finance Ltd and Registrant, dated December 5, 2006 (13)

10.31	Stock Purchase Agreement between Baxter International, Inc. and Registrant, dated February 14, 2007 (15)

10.32	Stock Purchase Agreement between New River Management V, LP and Registrant, dated April 23, 2007(16)

10.33	Sublease Agreement (11404 Sorrento Valley Road), effective as of July 2, 2007 (17)

10.34	Sublease Agreement (11388 Sorrento Valley Road), effective as of July 2, 2007 (17)

10.35	Standard Industrial Net Lease (11388 Sorrento Valley Road), effective as of July 26, 2007 (17)

21.1	Subsidiaries of Registrant (10)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed November 20, 2007.

(2)	Incorporated by reference to the Registrant’s definitive proxy statement filed with the SEC on Form DEF14A on October 11, 2007.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Commission on April 23, 2004.

(4)	Incorporated by reference to the Registrant’s amendment number two to the Registration Statement on Form SB-2 filed with the Commission on July 23, 2004.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed October 15, 2004.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on October 26, 2004.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 22, 2005.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 6, 2005.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed January 12, 2006.

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB/A, filed March 29, 2005.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 24, 2006.

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed August 8, 2006.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, filed December 15, 2006.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 21, 2006.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, filed February 20, 2007.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 24, 2007.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 31, 2007.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed September 12, 2007.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 20, 2007.

(20)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed March 14, 2008.

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 19, 2008.

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 21, 2008.

(23)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed May 9, 2008.

*	Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted from this agreement and have been filed separately with the Securities and Exchange Commission.

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation
Dated: November 7, 2008	/s/ Jonathan E. Lim
Jonathan E. Lim, MD
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2008	/s/ David A. Ramsay
David A. Ramsay
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)