Form 10-Q
period 2009-03-31
HALOZYME THERAPEUTICS INC
filed 2009-05-08
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 82,957,637 as of May 5, 2009.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$62,065,063	$63,715,906
Accounts receivable	476,837	7,264,410
Inventory	566,762	441,323
Prepaid expenses and other assets	3,072,336	2,591,149

Total current assets	66,180,998	74,012,788
Property and equipment, net	2,745,803	2,549,925

Total Assets	$68,926,801	$76,562,713

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,303,100	$6,668,791
Accrued expenses	4,473,621	3,995,897
Deferred revenue	3,553,730	3,553,730

Total current liabilities	13,330,451	14,218,418
Deferred revenue, net of current portion	50,628,280	45,894,726
Deferred rent, net of current portion	1,043,984	1,069,573

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock — $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.001 par value; 150,000,000 shares authorized; 82,946,637 and 81,553,654 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	82,947	81,554
Additional paid-in capital	132,216,125	128,948,064
Accumulated deficit	(128,374,986)	(113,649,622)

Total stockholders’ equity	3,924,086	15,379,996

Total Liabilities and Stockholders’ Equity	$68,926,801	$76,562,713

Note:
The balance sheet at December 31, 2008 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by US generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Revenues under collaboration agreements	$2,694,164	$1,664,080
Product sales	78,207	141,438

Total revenues	2,772,371	1,805,518

Operating expenses:
Cost of product sales	4,204	37,190
Research and development	14,040,087	8,444,191
Selling, general and administrative	3,486,822	4,157,603

Total operating expenses	17,531,113	12,638,984

Operating loss	(14,758,742)	(10,833,466)

Interest income	33,378	879,469

Net loss	$(14,725,364)	$(9,953,997)

Basic and diluted net loss per share	$(0.18)	$(0.13)

Shares used in computing basic and diluted net loss per share	82,429,868	78,300,319

See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
Operating activities:
Net loss	$(14,725,364)	$(9,953,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	821,956	863,516
Depreciation and amortization	328,639	228,206
Loss on disposal of equipment	2,685	9,029
Changes in operating assets and liabilities:
Accounts receivable	6,787,573	(350,559)
Inventory	(125,439)	24,385
Prepaid expenses and other assets	(481,187)	(238,181)
Accounts payable and accrued expenses	(1,138,071)	782,762
Deferred rent	16,264	140,705
Deferred revenue	4,733,554	2,984,866

Net cash used in operating activities	(3,779,390)	(5,509,268)

Investing activities:
Purchases of property and equipment	(318,951)	(205,018)

Net cash used in investing activities	(318,951)	(205,018)

Financing activities:
Proceeds from exercise of warrants, net	2,213,515	—
Proceeds from exercise of stock options, net	233,983	593,609

Net cash provided by financing activities	2,447,498	593,609

Net decrease in cash and cash equivalents	(1,650,843)	(5,120,677)
Cash and cash equivalents at beginning of period	63,715,906	97,679,085

Cash and cash equivalents at end of period	$62,065,063	$92,558,408

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable for purchases of property and equipment	$208,251	$—
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
          The Company’s operations to date have been limited to organizing and staffing the Company, acquiring, developing and securing its technology and undertaking product development for its existing products and a limited number of product candidates. The Company currently has five proprietary programs in various stages of research and development, including four programs in clinical development. The Company also has three partnered programs. The Company’s key partnerships are with F. Hoffmann-La Roche, Ltd and Hoffmann-La Roche, Inc. (“Roche”) to apply Enhanze™ Technology to Roche’s biological therapeutic compounds for up to 13 targets and with Baxter Healthcare Corporation (“Baxter”) to apply Enhanze Technology to Baxter’s biological therapeutic compound, GAMMAGARD LIQUID™. The Company has two marketed products: HYLENEX, a registered trademark of Baxter International, Inc., a product used as an adjuvant to increase the absorption and dispersion of other injected drugs and fluids, and Cumulase®, a product used for in vitro fertilization. Currently, the Company has only limited revenue from the sales of HYLENEX and Cumulase, in addition to revenues from its partnerships with Baxter and Roche.
2. Basis of Presentation
          The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The unaudited consolidated financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Operating results for interim periods are not necessarily indicative of the operating results for an entire fiscal year.
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
3. Adoption of Recent Accounting Pronouncements
          Effective January 1, 2009, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-01, Accounting for Collaboration Arrangements. Issue No. 07-1 focuses on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the statement of operations and certain related disclosure questions. The adoption of Issue No. 07-01 did not have a material impact on the Company’s consolidated financial position or results of operations.

          Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in connection with business combinations. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of SFAS No. 141(R) did not have a material effect on the Company’s consolidated financial condition and results of operations.
          Effective January 1, 2009 the Company adopted the FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP No. EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s consolidated financial position or results of operations.
          Effective January 1, 2009, the Company adopted EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. The adoption of EITF Issue No. 07-5 did not have a material impact on the Company’s consolidated financial position or results of operations.
4. Summary of Significant Accounting Policies
Fair Value Measurements
          The Company determines fair value measurements in accordance with SFAS No. 157, Fair Value Measurements, and FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. FSP No. FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.
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
          Cash and cash equivalents of approximately $62.1 million at March 31, 2009 are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).
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

          The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.
          Product Sales — Revenues from the sales of Cumulase are recognized when the transfer of ownership occurs, which is upon shipment to the distributors. The Company is obligated to accept returns for product that does not meet product specifications. Historically, the Company has not had any product returns as a result of not meeting product specifications.
          In accordance with the Amended and Restated Development and Supply Agreement (the “HYLENEX Partnership”) with Baxter, the Company supplies Baxter with the active pharmaceutical ingredient (“API”) for HYLENEX at its fully burdened cost plus a margin. Baxter fills and finishes HYLENEX and holds it for subsequent distribution, at which time the Company ensures it meets product specifications and releases it as available for sale. Because of the Company’s continued involvement in the development and production process of HYLENEX, the earnings process is not considered to be complete. Accordingly, the Company defers the revenue and related product costs on the API for HYLENEX until the product is filled, finished, packaged and released. Baxter may only return the API for HYLENEX to the Company if it does not conform to the specified criteria set forth in the HYLENEX Partnership or upon termination of such agreement. The Company has historically demonstrated that the API shipped to Baxter has consistently met the specified criteria, therefore, no allowance for product returns has been established. In addition, the Company receives product-based payments upon the sale of HYLENEX by Baxter, in accordance with the terms of the HYLENEX Partnership. Product sales revenues are recognized as the Company earns such revenues based on Baxter’s shipments of HYLENEX to its distributors when such amounts can be reasonably estimated.
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
Cost of Product Sales
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
          Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed or such time when the Company does not expect the goods to be delivered or services to be performed.

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
Share-Based Compensation
          The Company accounts for share-based awards exchanged for employee services in accordance with SFAS No. 123(R), Share-Based Payment. Under SFAS No. 123(R), share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee’s requisite service period.
          Total share-based compensation expense related to all of the Company’s share-based awards was allocated as follows:

	Three Months Ended
	March 31,
	2009	2008
Research and development	$461,246	$263,647
Selling, general and administrative	360,710	599,869

Share-based compensation expense before tax	821,956	863,516
Related income tax benefit	—	—

Share-based compensation expense, net of tax	$821,956	$863,516

Net share-based compensation expense per basic and diluted share	$0.01	$0.01

Share-based compensation expense from:
Stock options	$680,991	$619,863
Restricted stock awards	140,965	243,653

	$821,956	$863,516

          Since the Company has a net operating loss carryforward as of March 31, 2009, no excess tax benefits for the tax deductions related to share-based awards were recognized in the interim condensed consolidated statement of operations. For the three months ended March 31, 2009 and 2008, employees exercised stock options to purchase 128,117 and 1,632,653 shares of common stock, respectively, for aggregate proceeds of approximately $234,000 and $594,000, respectively.
          As of March 31, 2009, total unrecognized estimated compensation cost related to non-vested stock options and non-vested restricted stock awards granted prior to that date was approximately $7.8 million and $287,000, respectively, which is expected to be recognized over a weighted-average period of 3.0 years and 3.5 months, respectively.
          Stock Options — During the three months ended March 31, 2009 and 2008, the Company granted 831,405 and 596,650 stock options, respectively, with an estimated weighted-average grant-date fair value of $3.51 and $3.22 per share, respectively.
          Restricted Stock Awards (“RSAs”) — There were no RSAs granted during the three months ended March 31, 2009 and 2008.
5. Inventory
          Inventory is stated at the lower of cost or market and consists of the following:

	March 31,	December 31,
	2009	2008
Raw materials	$560,825	$435,386
Finished goods	5,937	5,937

	$566,762	$441,323

6. Property and Equipment
          Property and equipment, net consists of the following:

	March 31,	December 31,
	2009	2008
Research equipment	$3,052,870	$2,699,706
Computer and office equipment	1,141,350	1,079,034
Leasehold improvements	882,562	814,067

	5,076,782	4,592,807
Accumulated depreciation and amortization	(2,330,979)	(2,042,882)

	$2,745,803	$2,549,925

          Depreciation and amortization expense totaled approximately $329,000 and $228,000 for the three months ended March 31, 2009 and 2008, respectively.
7. Accrued Expenses
          Accrued expenses consist of the following:

	March 31,	December 31,
	2009	2008
Accrued compensation and payroll taxes	$1,318,384	$2,060,866
Accrued outsourced research and development expenses	2,484,153	1,543,321
Accrued expenses	671,084	391,710

	$4,473,621	$3,995,897

8. Deferred Revenue
          Deferred revenue consists of the following:

	March 31,	December 31,
	2009	2008
Collaborative agreements	$44,165,390	$44,905,031
Product sales	10,016,620	4,543,425

Total deferred revenue	54,182,010	49,448,456
Less current portion	3,553,730	3,553,730

Deferred revenue, net of current portion	$50,628,280	$45,894,726

          Roche Partnership — In December 2006, the Company and Roche entered into a license and collaborative agreement for Enhanze Technology (the “Roche Partnership”). Under the terms of the Roche Partnership, Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20, the Company’s proprietary recombinant human hyaluronidase, with up to thirteen Roche target compounds resulting from the collaboration. Roche paid $20.0 million to the Company in December 2006 as an initial upfront payment for the application of rHuPH20 to three pre-defined Roche biologic targets. In addition, through March 31, 2009 Roche paid an aggregate of approximately $9.3 million in connection with Roche’s election of a fourth exclusive target and annual designation maintenance fees for the remaining nine Roche targets.
          Due to the Company’s continuing involvement obligations, revenues from the upfront payment, exclusive designation fees and annual designation maintenance fees were deferred and are being recognized over the term of the Roche Partnership. The Company recognized revenue from the upfront payment, exclusive designation fees and annual maintenance designation fees under the Roche Partnership in the amounts of approximately $441,000 and $290,000 for the three months ended March 31, 2009 and 2008, respectively.
          Baxter Partnerships — In September 2007, the Company and Baxter entered into an Enhanze Technology License and Collaboration Agreement (the “Gammagard Partnership”). Under the terms of the Gammagard Partnership, Baxter paid the Company a nonrefundable upfront payment of $10.0 million. Due to the Company’s continuing involvement obligations, the $10.0 million upfront payment was deferred and is being recognized over the term of the Gammagard Partnership. The Company recognized revenue from the upfront payment under the Gammagard Partnership in the amount of approximately $152,000 for the three months ended March 31, 2009 and 2008.
          In February 2007, the Company and Baxter amended certain existing agreements for HYLENEX and entered into a new agreement for kits and formulations with rHuPH20 (the “HYLENEX Partnership”). Under the terms of the HYLENEX Partnership, Baxter paid the Company a nonrefundable upfront payment of $10.0 million. Due to the Company’s continuing involvement obligations, the $10.0 million upfront payment was deferred and is being recognized over the term of the HYLENEX Partnership. The Company recognized revenue from the upfront payment under the HYLENEX Partnership in the amount of approximately $147,000 for the three months ended March 31, 2009 and 2008.
          In addition, Baxter will make payments to the Company based on sales of the products covered under the HYLENEX Partnership. During the quarter ended March 31, 2009, Baxter prepaid $5.5 million, bringing the total of such product-based payments received to date to $10.0 million. The prepaid product-based payments are deferred and are being recognized as product sales revenues as the Company earns such revenues from the sales of HYLENEX by Baxter.
9. Net Loss Per Share
          The Company calculates basic and diluted net loss per common share in accordance with SFAS No. 128, Earnings Per Share, and SAB No. 98. Basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Stock options, unvested stock awards and warrants are considered to be common equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive. Because of the Company’s net loss, all outstanding stock options, unvested stock awards and warrants were excluded from the calculation. The Company has excluded the following stock options, unvested stock awards and warrants from the calculation of diluted net loss per common share because their effect is anti-dilutive:

	As of March 31,
	2009	2008
Stock options and awards	8,063,237	6,854,948
Warrants	1,927,715	4,859,030

	9,990,952	11,713,978

10. Stockholders’ Equity
          During the three months ended March 31, 2009 and 2008, holders of the Company’s outstanding options exercised rights to purchase approximately 128,000 and 1.6 million common shares, respectively, for net proceeds of approximately $234,000 and $594,000, respectively. Options to purchase approximately 7.9 million and 7.3 million shares of the Company’s common stock were outstanding as of March 31, 2009 and December 31, 2008, respectively.
          During the three months ended March 31, 2009, holders of the Company’s outstanding warrants exercised to purchase approximately 1.3 million shares for net proceeds of approximately $2.2 million. No warrants were exercised during the three months ended March 31, 2008. Warrants to purchase approximately 1.9 million and 3.2 million shares of the Company’s common stock were outstanding as of March 31, 2009 and December 31, 2008, respectively.
11. Commitments and Contingencies
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
12. Pending Adoption of Recent Accounting Pronouncements
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
          Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current forecast of certain aspects of our future. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of indentifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development or regulatory approval of new products, enhancements of existing products or technologies, third party performance under key collaboration agreements, revenue and expense levels and other statements regarding matters that are not historical are forward-looking statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements due to a number of factors including, but not limited to, those set forth below under the section entitled “Risks Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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
          Our operations to date have been limited to organizing and staffing our operating subsidiary, Halozyme, Inc., acquiring, developing and securing our technology and undertaking product development for our existing products and a limited number of product candidates. We continue to increase our focus on our proprietary product pipeline and have expanded investments in our proprietary product candidates. We currently have five proprietary programs in various stages of research and development, including four programs in clinical development. We also have three partnered programs. Our key partnerships are with F. Hoffmann-La Roche, Ltd and Hoffmann-La Roche, Inc., or Roche, to apply Enhanze™ Technology to Roche’s biological therapeutic compounds for up to 13 targets and with Baxter Healthcare Corporation, or Baxter, to apply Enhanze Technology to Baxter’s biological therapeutic compound, GAMMAGARD LIQUID™. We have two marketed products: HYLENEX, a registered trademark of Baxter International, Inc., a product used as an adjuvant to increase the absorption and dispersion of other injected drugs and fluids, and Cumulase®, a product used for in vitro fertilization, or IVF. Currently, we have only limited revenue from the sales of HYLENEX and Cumulase, in addition to revenues from our partnerships with Baxter and Roche.
          We have product candidates in the research, preclinical and clinical stages, but future revenues from the sales of these product candidates will depend on our ability to develop, manufacture, obtain regulatory approvals for and successfully commercialize product candidates. It may be years, if ever, before we are able to obtain regulatory approvals for these product candidates. We have incurred net operating losses each year since inception, with an accumulated deficit of approximately $128.4 million as of March 31, 2009.
          We currently have an effective universal shelf registration statement which allows us to offer and sell up to $50.0 million of equity or debt securities and we may utilize this universal shelf in the future to raise capital to fund the continued development of our product candidates, the commercialization of our products or for other general corporate purposes.
Current Products and Product Candidates
          We have two marketed products and multiple product candidates targeting several indications in various stages of development. The following table summarizes our proprietary products and product candidates as well as our partnered-product and product candidates:
Insulin-PH20
          One of our proprietary programs focuses on the formulation of our lead enzyme rHuPH20 with insulin for the treatment of diabetes mellitus. Diabetes mellitus is an increasingly prevalent, costly condition associated with substantial morbidity and mortality. Attaining and maintaining normal blood sugar levels to minimize the long-term clinical risks is a key treatment goal for diabetic patients. Combining rHuPH20 with either regular or analog insulin may facilitate faster insulin spreading from the subcutaneous space into the vascular compartment leading to faster insulin response and improved glycemic control, potentially resulting in fewer hypoglycemic episodes. By making mealtime insulin onset faster, i.e., providing earlier insulin to the blood and thus earlier glucose lowering activity, a combination of insulin with rHuPH20 may yield a better profile of insulin effect, more like that found in healthy, non-diabetic people.
          In November 2008, we started a Phase II clinical trial of rHuPH20 formulations with Humulin® R (regular insulin) and Humalog® (insulin lispro) in Type 1 diabetic patients. This exploratory, crossover design, single blind, open label, liquid meal Phase II study is designed to collect data on at least 20 patients who complete the study. The study allows for insulin dose titration and each patient received a minimum of four and up to three additional study drug injections that included Humulin R and Humalog with and without rHuPH20.
          The primary endpoint of this study, a pharmacokinetic measure, is the area under the curve for plasma insulin concentration from zero to 60 minutes after injection. Secondary endpoints include additional pharmacokinetic data, as well as blood glucose concentration at various time points. Safety data such as adverse reactions, hypoglycemia, blood chemistry and injection site tolerability will be collected, measured and evaluated. Patients may be on study for up to an estimated 14 weeks from screening to completion and the results will be available for presentation at the American Diabetes Association Scientific Sessions in June 2009.
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
          The goal of our bisphosphonate-PH20 program is to provide an alternative dosage formulation that may offer greater convenience, compliance and tolerability to patients for the treatment of osteoporosis. If rHuPH20 hyaluronidase can rapidly disperse, dilute and facilitate the systemic absorption of subcutaneous bisphosphonates, it may prevent local irritation and provide a more convenient route of administration. We completed studies in animal models to investigate whether increasing the dispersion and absorption of bisphosphonates in the skin and subcutaneous tissues with rHuPH20 could modify injection site reaction profiles from two intravenous bisphosphonate formulations, zoledronic acid and ibandronate. The pharmacokinetics of bisphosphonates in blood were also examined and compared to intravenous infusion.
          In the fourth quarter of 2008, we initiated a Phase I clinical trial for a bisphosphonate administered with rHuPH20 as a subcutaneous injection. This study will explore the safety, tolerability and pharmacokinetics of subcutaneous administration of a bisphosphonate plus rHuPH20.
PEGPH20
          We are investigating a PEGylated version of our rHuPH20 enzyme, or PEGPH20, as a candidate for the systemic treatment of tumors with high levels of HA. PEGylation refers to the attachment of polyethyleneglycol to our rHuPH20 enzyme, which extends its half life in the blood from less than 30 seconds to more than 24 hours. HA is a component of the extracellular matrix that frequently accumulates in human cancers. The quantity of HA produced by the tumor cells correlates with increased tumor growth and metastasis and has been linked with tumor progression and poor prognosis in some studies. In animal studies, the removal of HA from tumors with hyaluronidase has demonstrated reduction of tumor growth, and in some experiments, enhanced efficacy of certain anti-cancer drugs. Increased sensitivity to chemotherapeutic agents may be achieved once the HA has been removed.
          Numerous solid tumors, including prostate, breast, pancreas and colon, accumulate HA that forms a halo-like coating over the surface of the tumor cell. In preclinical studies, PEGPH20 has been shown to remove the HA coating surrounding several tumor cell lines. Treatment of PC3 (a prostate cancer cell line that produces HA) tumor- bearing mice with PEGPH20 as a single agent demonstrated a slowing of tumor growth relative to controls. Repeat dosing with PEGPH20 produced a sustained depletion of HA in the tumor microenvironment. For tumor models that did not produce HA, the presence of PEGPH20 had no effect.
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
          In the first quarter of 2009, we initiated a first Phase I clinical trial for our PEGPH20 program. This first trial with the agent is a dose-escalation, multicenter, pharmacokinetic and pharmacodynamic, safety study. Patients with advanced solid tumors will receive intravenous administration of PEGPH20 as a single agent.
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
Enhanze Technology
          Enhanze Technology, a proprietary drug enhancement approach using rHuPH20, is a broad technology that we have licensed to other pharmaceutical companies. When formulated with other injectable drugs, Enhanze Technology can facilitate the subcutaneous penetration and dispersion of these drugs by temporarily opening flow channels under the skin. Molecules as large as 200 nanometers may pass freely through the extracellular matrix, which recovers its normal density within approximately 24 hours, leading to a drug delivery platform which does not permanently alter the architecture of the skin. The principal focus of our Enhanze Technology platform is the use of rHuPH20 to facilitate subcutaneous route of administration for large molecule biological therapeutics. Potential benefits of subcutaneous administration of biologics include life cycle management, patient convenience and benefits to payors.

          We currently have Enhanze Technology partnerships with Roche and Baxter and we are currently seeking additional partnerships with pharmaceutical companies that market or develop drugs that could benefit from injection via the subcutaneous route of administration.
          Roche Partnership
          In December 2006, Halozyme and Roche entered into an Enhanze Technology partnership, or the Roche Partnership. Under the terms of the Roche Partnership, Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with up to thirteen Roche target compounds resulting from the collaboration. Under the terms of the Roche Partnership, we were obligated to scale up the production of rHuPH20 and to identify a second source manufacturer that would help meet anticipated production obligations arising from the partnership. To that end, during 2008, we entered into a Technology Transfer Agreement and a Clinical Supply Agreement with a second rHuPH20 manufacturer. This manufacturer has the capacity to produce the clinical quantities we are required to deliver under the terms of the Roche Partnership and, we believe, the commercial quantities as well. The technology transfer was completed in 2008 with scale-up and clinical supply manufacturing planned for 2009.
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
HYLENEX Partnership
          HYLENEX is a human recombinant formulation of rHuPH20 that, when injected under the skin, facilitates the absorption and dispersion of other injected drugs or fluids. In February 2007, Halozyme and Baxter amended certain existing agreements relating to HYLENEX and entered into a new agreement for kits and formulations with rHuPH20, or the HYLENEX Partnership. Pending the successful completion of a series of regulatory and sales events, Baxter will be obligated to make milestone payments to us as well as royalty payments on the sales of products that result from the partnership. Baxter is responsible for development, manufacturing, clinical, regulatory, sales and marketing costs of the products covered by the HYLENEX Partnership. We will continue to supply Baxter with the active pharmaceutical ingredient, or API, for HYLENEX, and Baxter will prepare, fill, finish and package HYLENEX and hold it for subsequent distribution. In addition, under the HYLENEX Partnership, Baxter has a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with Baxter hydration fluids and generic small molecule drugs, with the exception of combinations with (i) bisphosphonates, as well as (ii) cytostatic and cytotoxic chemotherapeutic agents, the rights to which have been retained by Halozyme.

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
          During 2006 and 2007, we entered into the Roche Partnership, the HYLENEX Partnership and the Gammagard Partnership. Elements of these partnerships include nonrefundable license fees, reimbursements of research and development services, various clinical, development, regulatory or sales milestones and future product-based or royalty payments, as applicable. Due to our ongoing involvement obligations under these partnerships, we recorded the nonrefundable license fees and annual designation maintenance fees as deferred revenues. Such revenues are being recognized over the terms of the underlying agreements that define the terms of the partnerships.
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
          Since our inception in 1998 through March 31, 2009, we have incurred research and development expenses of $107.1 million. From January 1, 2006 through March 31, 2009, approximately 10% of our research and development expenses were associated with the research and development of our recombinant human PH20 enzyme used in our HYLENEX product, and approximately 12% and 11% of our research and development expenses were associated with the development of our PEGPH20 and Insulin-PH20 product candidates, respectively. Due to the uncertainty in obtaining the U.S. Food and Drug Administration, or FDA, approval, our reliance on third parties and competitive pressures, we are unable to estimate with any certainty the additional costs we will incur in the continued development of our proprietary product candidates for commercialization. However, we expect our research and development expenses to increase substantially if we are able to advance our product candidates into later stages of clinical development.
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
          Product Sales
          Revenues from the sale of Cumulase are recognized when the transfer of ownership occurs, which is upon shipment to the distributors. We are obligated to accept returns for product that does not meet product specifications. Historically, we have not had any product returns as a result of not meeting product specifications.
          Under the terms of the HYLENEX Partnership, we supply Baxter the API for HYLENEX at our fully burdened cost plus a margin. Baxter fills and finishes HYLENEX and holds it for subsequent distribution, at which time we ensure it meets product specifications and release it as available for sale. Because of our continued involvement in the development and production process of HYLENEX, the earnings process is not considered to be complete. Accordingly, we defer the revenue and related product costs on the API for HYLENEX until the product is filled, finished, packaged and released. Baxter may only return the API for HYLENEX to us if it does not conform to certain specified criteria set forth in the HYLENEX Partnership or upon termination of such agreement. We have historically demonstrated that the API shipped to Baxter has consistently met the specified criteria; therefore, no allowance for product returns has been established. In addition, we receive product-based payments upon the sale of HYLENEX by Baxter, in accordance with the terms of the HYLENEX Partnership. Product sales revenues are recognized as we earn such revenues based on Baxter’s shipments of HYLENEX to its distributors when such amounts can be reasonably estimated. Through March 31, 2009, Baxter has prepaid $10.0 million of product-based payments which has been deferred and is being recognized as earned.

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
          Share-Based Payments
          We account for share-based awards exchanged for employee services in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, which we adopted effective January 1, 2006, including the provisions of the SAB No. 107 and 110. We use the fair value method to account for share-based payments with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS No. 123(R) apply to new awards and awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods were not revised for comparative purposes.
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
          If factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the share-based compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS No. 123(R). Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our consolidated financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with SFAS No. 123(R) and SAB No. 107 and 110 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
          Research and Development Expenses
          Research and development expenses include salaries and benefits, facilities and other overhead expenses, clinical trials, research-related manufacturing services, contract services and other outside expenses. Research and development expenses are charged to operations as they are incurred. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed or such time that the Company does not expect the goods to be delivered or services to be rendered.
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
          Fair Value Measurements
          We determine fair value measurements in accordance with SFAS No. 157, Fair Value Measurements, and FASB Staff Position, or FSP, No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. FSP No. FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.
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
          Cash and cash equivalents of approximately $62.1 million at March 31, 2009 are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).
          The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Refer to our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, which contain accounting policies and other disclosures required by U.S. GAAP.
Results of Operations
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
          Revenues Under Collaborative Agreements — Revenues under collaborative agreements were approximately $2.7 million for the three months ended March 31, 2009 compared to $1.7 million for the three months ended March 31, 2008. Revenues under collaborative agreements primarily consisted of the amortization of license fees and milestone payments received from Baxter and Roche of approximately $1.7 million and $588,000 for the three months ended March 31, 2009 and 2008, respectively. Revenues under collaborative agreements also included reimbursements for research and development services from Baxter of $424,000 and $452,000 and Roche of $531,000 and $624,000 for the three months ended March 31, 2009 and 2008, respectively. Such reimbursements are for research and development services rendered by us at the request of Baxter and Roche and the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to increase in future periods provided that we meet various clinical and regulatory milestones set forth in such agreements.
          Product Sales — Product sales were $78,000 for the three months ended March 31, 2009 compared to $141,000 for the three months ended March 31, 2008. The decrease of $63,000 was primarily due to the decrease in Cumulase sales. Based upon representations made to us by Baxter regarding the launch of HYLENEX in the fourth quarter of 2009, we expect product sales to increase in future periods due to increased HYLENEX sales.
          Cost of Sales — Cost of sales were $4,000 for the three months ended March 31, 2009 compared to $37,000 for the three months ended March 31, 2008. The decrease of $33,000 was primarily due to the decrease in Cumulase sales.
          Research and Development — Research and development expenses were $14.0 million for the three months ended March 31, 2009 compared to $8.4 million for the three months ended March 31, 2008. The increase of $5.6 million, or 67%, was primarily due to the increase in outsourced research and development costs of $2.6 million, related to our various preclinical programs and the manufacturing scale-up of our rHuPH20 enzyme, and increased compensation costs of $1.9 million, of which $198,000 related to increased share-based compensation, primarily due to the increase in our research and development headcount. At March 31, 2009, our headcount for research and development functions totaled 94 employees, compared with 69 employees at March 31, 2008. Additionally, our clinical trial expenses increased by $718,000. We expect certain research and development costs to increase in future periods as we increase our research efforts and headcount, expand our clinical trials and continue to develop and manufacture our product candidates.
          Selling, General and Administrative — SG&A expenses were $3.5 million for the three months ended March 31, 2009 compared to $4.2 million for the three months ended March 31, 2008. The decrease of approximately $671,000, or 16%, was primarily due to the decrease in corporate legal expenses of $904,000. Legal expenses for the three months ended March 31, 2008 included $576,000 related to the settlement of an arbitration matter. The decrease was partially offset by a $213,000 increase in legal expenses related to patent applications. We expect SG&A expenses to increase in future periods as we continue to expand our operations.

          Share-Based Compensation — Total compensation cost for our share-based payments was $822,000 for the three months ended March 31, 2009 compared to $864,000 for the three months ended March 31, 2008. Research and development expense included share-based compensation of approximately $461,000 and $264,000 for the three months ended March 31, 2009 and 2008, respectively. SG&A expenses included share-based compensation of approximately $361,000 and $600,000 for the three months ended March 31, 2009 and 2008, respectively.
          Interest Income — Interest income was $33,000 for the three months ended March 31, 2009 compared to $879,000 for the three months ended March 31, 2008. The decrease in interest income was primarily due to lower interest rates and lower average cash and cash equivalent balances in 2009 as compared to the same period in 2008.
          Net Loss — Net loss was $14.7 million, or $0.18 per common share, for the three months ended March 31, 2009 compared to $10.0 million, or $0.13 per common share for the three months ended March 31, 2008. The increase in net loss was primarily due to an increase in operating expenses and a decrease in interest income, partially offset by increases in revenues.
Liquidity and Capital Resources
Overview
          Our principal sources of liquidity are our existing cash and cash equivalents. As of March 31, 2009, we had cash and cash equivalents of approximately $62.1 million. We expect our cash requirements to increase as we continue to increase our research and development for, seek regulatory approvals of, and develop and manufacture our current product candidates. As we expand our research and development efforts and pursue additional product opportunities, we anticipate additional cash requirements for hiring of personnel, capital expenditures and investment in additional internal systems and infrastructure. The amount and timing of cash requirements will depend on the research, development, manufacture, regulatory and market acceptance of our product candidates, if any, and the resources we devote to researching, developing, manufacturing, commercializing and supporting our product candidates.
          We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months. Currently, we anticipate total net cash burn of approximately $30.0 to $35.0 million for the year ending December 31, 2009, depending on the progress of various preclinical and clinical programs, the timing of our manufacturing scale up and the achievement of various milestones under our existing collaborative agreements. We do not expect our revenues to be sufficient to fund operations for at least several years. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborations and cash that we will raise through future transactions. We may finance future cash needs through any one of the following financing vehicles: (i) the public offering of securities; (ii) new collaborative agreements; (iii) expansions or revisions to existing collaborative relationships; (iv) private financings and/or (v) other equity or debt financings.
          In November 2008, we filed a shelf registration statement on Form S-3 (Registration No. 333-155787) which allows us, from time to time, to offer and sell up to $50.0 million of equity or debt securities. We cannot be certain that our existing cash and cash equivalents will be adequate for our anticipated needs or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds will require us to delay, scale back or eliminate some or all of our research and development programs or delay the launch of our product candidates. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders could result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
Cash Flows
          Net cash used in operations was $3.8 million for the three months ended March 31, 2009 compared to $5.5 million of net cash used in operations for the three months ended March 31, 2008. The decrease in net cash used in operations was primarily due to receipts of approximately $7.0 million in partner receivables, partially offset by a $4.8 million increase in net loss.

          Net cash used in investing activities was $319,000 for the three months ended March 31, 2009 compared to $205,000 for the three months ended March 31, 2008. This was primarily due to an increase in purchases of property and equipment during 2009.
          Net cash provided by financing activities was $2.4 million for the three months ended March 31, 2009 compared to $594,000 for the three months ended March 31, 2008. Net cash provided by financing activities primarily consisted of proceeds from warrant and stock option exercises.
Off-Balance Sheet Arrangements
          As of March 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Recent Accounting Pronouncements
          See Note 3, Adoption of Recent Accounting Pronouncements, and Note 12, Pending Adoption of Recent Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements for discussions of new accounting pronouncements and their effect, if any on us.
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
          We have generated only minimal revenue from product sales, licensing fees and milestone payments to date and may never generate significant revenues from future product sales, licensing fees and milestone payments. Even if we do achieve significant revenues from product sales, licensing fees and/or milestone payments, we expect to incur significant operating losses over the next few years. We have never been profitable, and we may never become profitable. Through March 31, 2009, we have incurred aggregate net losses of approximately $128.4 million.
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

If our contract manufacturers are unable to manufacture significant amounts of the API used in our products and product candidates, our product development and commercialization efforts could be delayed or stopped and our collaborative partnerships could be damaged.
          We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc., or Avid, and Cook Pharmica LLC, or Cook, to produce bulk recombinant human hyaluronidase for clinical trials and commercial use. These manufacturers will produce the API used in our products and product candidates under current Good Manufacturing Practices, or cGMP, for both clinical and commercial scale production and will provide support for the chemistry, manufacturing and controls sections for FDA regulatory filings. These manufacturers have limited experience manufacturing our API batches, and we rely on their ability to successfully manufacture these batches according to product specifications. In addition, as a result of our contractual obligations to Roche, we will be required to significantly scale up our API production at Cook during the next few years. We do not currently have a significant inventory of the API used in our products and product candidates, so if these manufacturers do not maintain their status as FDA-approved manufacturing facilities, are unable to successfully scale up our API production, or are unable to manufacture the API used in our products and product candidates according to product specifications for any other reason, the commercialization of our products and the development of our product candidates will be delayed and our business will be adversely affected. We have not yet established, and may not be able to establish, favorable arrangements with additional manufacturers for these ingredients or products should the existing supplies become unavailable or in the event that our existing contract manufacturers are unable to adequately perform their responsibilities. Any delays or interruptions in the supply of materials by Avid and/or Cook could cause the delay of clinical trials and could delay or prevent the commercialization of product candidates that may receive regulatory approval. Such delays would likely damage our relationship with our partners under our key collaboration agreements. Lastly, such delays or interruptions would have a material adverse effect on our business and financial condition.
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
          The process for obtaining FDA approval is extensive, time-consuming and costly, and there is no guarantee that the FDA will approve any new drug applications, or NDAs, that may be filed with respect to any of our proprietary or partnered product candidates, or that the timing of any such approval will be appropriate for our desired product launch schedule and other business priorities, which are subject to change. There are no proprietary or partnered product candidates currently in the NDA approval process, and we and our partners may not be successful in obtaining such approvals for any potential products.
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
          We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low sales prices of our common stock during the twelve months ended March 31, 2009 were $8.26 and $2.60, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2009, we did not have any holdings of derivative financial or commodity instruments, or any foreign currency denominated transactions, and all of our cash and cash equivalents were in money market mutual funds and other investments that we believe to be highly liquid.
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
Changes in Internal Control Over Financial Reporting
          There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          During the three months ended March 31, 2009, holders of various outstanding warrants exercised rights to purchase an aggregate of 1,264,866 common shares for gross proceeds of approximately $2.2 million. The shares and underlying warrants were purchased for investment in a private placement exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.
Item 3. Defaults Upon Senior Securities
          Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
          Not applicable
Item 5. Other Information
          Not applicable.
Item 6. Exhibits

Exhibit	Title
2.1	Agreement and Plan of Merger, dated November 14, 2007, by and between the Registrant and the Registrant’s predecessor Nevada corporation (1)
3.1	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on October 7, 2007 (2)
3.2	Certificate of Designation, Preferences and Rights of the terms of the Series A Preferred Stock (1)
3.3	Bylaws (2)
4.1	Amended Rights Agreement between Corporate Stock Transfer, as rights agent, and Registrant, dated November 12, 2007 (20)
10.1	License Agreement between University of Connecticut and Registrant, dated November 15, 2002 (3)
10.2	First Amendment to the License Agreement between University of Connecticut and Registrant, dated January 9, 2006 (9)
10.3*	Commercial Supply Agreement with Avid Bioservices, Inc. and Registrant, dated February 16, 2005 (7)
10.4*	First Amendment to the Commercial Supply Agreement between Avid Bioservices, Inc. and Registrant, dated December 15, 2006 (14)
10.5*	Clinical Supply Agreement between Cook Pharmica, LLC and Registrant, dated August 15, 2008 (24)
10.6	Form of Common Stock Purchase Warrant (5)
10.7#	DeliaTroph Pharmaceuticals, Inc. 2001 Amended and Restated Stock Plan and form of Stock Option Agreements for options assumed thereunder (6)
10.8	Nonstatutory Stock Option Agreement With Andrew Kim (6)
10.9#	2004 Stock Plan and Form of Option Agreement thereunder (4)
10.10#	Halozyme Therapeutics, Inc. 2005 Outside Directors’ Stock Plan (8)
10.11#	Form of Stock Option Agreement (2005 Outside Directors’ Stock Plan) (12)
10.12#	Form of Restricted Stock Agreement (2005 Outside Directors’ Stock Plan) (12)
10.13#	Halozyme Therapeutics, Inc. 2006 Stock Plan (11)
10.14#	Form of Stock Option Agreement (2006 Stock Plan) (12)
10.15#	Form of Restricted Stock Agreement (2006 Stock Plan) (12)
10.16#	Halozyme Therapeutics, Inc. 2008 Stock Plan (21)
10.17#	Halozyme Therapeutics, Inc. 2008 Outside Directors’ Stock Plan (21)
10.18#	Form of Indemnity Agreement for Directors and Executive Officers (19)
10.19#	Outside Director Compensation Plan (23)
10.20#	2007 Senior Executive Incentive Plan (23)
10.21#	2008 Senior Executive Incentive Structure (22)
10.22#	2009 Senior Executive Incentive Plan (25)
10.23#	Change in Control Policy (22)
10.24#	Severance Policy (23)
10.25*	Amended and Restated Exclusive Distribution Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 14, 2007 (15)

Exhibit	Title
10.26*	Amended and Restated Development and Supply Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 14, 2007 (15)
10.27*	License and Collaboration Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 14, 2007 (15)
10.28*	Enhanze Technology License and Collaboration Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated September 7, 2007 (18)
10.29*	License and Collaboration Agreement between F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and Registrant dated December 5, 2006 (13)
10.30	Stock Purchase Agreement between New River Management V, LP and Registrant, dated April 23, 2007(16)
10.31	Sublease Agreement (11404 Sorrento Valley Road), effective as of July 2, 2007 (17)
10.32	Sublease Agreement (11388 Sorrento Valley Road), effective as of July 2, 2007 (17)
10.33	Standard Industrial Net Lease (11388 Sorrento Valley Road), effective as of July 26, 2007 (17)
21.1	Subsidiaries of Registrant (10)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed November 20, 2007.

(2)	Incorporated by reference to the Registrant’s definitive proxy statement filed with the SEC on Form DEF14A on October 11, 2007.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Commission on April 23, 2004.

(4)	Incorporated by reference to the Registrant’s amendment number two to the Registration Statement on Form SB-2 filed with the Commission on July 23, 2004.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed October 15, 2004.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on October 26, 2004.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 22, 2005.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 6, 2005.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed January 12, 2006.

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB/A, filed March 29, 2005.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 24, 2006.

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed August 8, 2006.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, filed December 15, 2006.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 21, 2006.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, filed February 20, 2007.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 24, 2007.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 31, 2007.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed September 12, 2007.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 20, 2007.

(20)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed March 14, 2008.

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 19, 2008.

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 21, 2008.

(23)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed May 9, 2008.

(24)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed November 7, 2008.

(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 9, 2009.

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

Halozyme Therapeutics, Inc., a Delaware corporation
Dated: May 8, 2009	/s/ Jonathan E. Lim
Jonathan E. Lim, MD
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2009	/s/ David A. Ramsay
David A. Ramsay
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)