Form 10-Q
period 2009-06-30
HALOZYME THERAPEUTICS INC
filed 2009-08-07
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 89,723,189 as of August 3, 2009.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$89,240,763	$63,715,906
Accounts receivable	893,093	7,264,410
Inventory	803,534	441,323
Prepaid expenses and other assets	2,711,585	2,591,149

Total current assets	93,648,975	74,012,788
Property and equipment, net	2,646,666	2,549,925

Total Assets	$96,295,641	$76,562,713

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,430,644	$6,668,791
Accrued expenses	4,721,593	3,995,897
Deferred revenue	5,016,178	3,553,730

Total current liabilities	15,168,415	14,218,418
Deferred revenue, net of current portion	53,667,269	45,894,726
Deferred rent, net of current portion	1,025,399	1,069,573

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock — $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.001 par value; 150,000,000 shares authorized; 89,656,578 and 81,553,654 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	89,657	81,554
Additional paid-in capital	171,779,912	128,948,064
Accumulated deficit	(145,435,011)	(113,649,622)

Total stockholders’ equity	26,434,558	15,379,996

Total Liabilities and Stockholders’ Equity	$96,295,641	$76,562,713

Note:	The balance sheet at December 31, 2008 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by US generally accepted accounting principles for complete financial statements.
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Revenues under collaboration agreements	$1,246,205	$1,351,492	$3,940,369	$3,015,572
Product sales	179,951	82,727	258,158	224,165

Total revenues	1,426,156	1,434,219	4,198,527	3,239,737

Operating expenses:
Cost of product sales	45,097	37,126	49,301	74,316
Research and development	14,561,137	8,925,488	28,601,224	17,369,679
Selling, general and administrative	3,903,642	3,846,175	7,390,464	8,003,778

Total operating expenses	18,509,876	12,808,789	36,040,989	25,447,773

Operating loss	(17,083,720)	(11,374,570)	(31,842,462)	(22,208,036)

Interest income	23,695	372,180	57,073	1,251,649

Net loss	$(17,060,025)	$(11,002,390)	$(31,785,389)	$(20,956,387)

Basic and diluted net loss per share	$(0.21)	$(0.14)	$(0.38)	$(0.27)

Shares used in computing basic and diluted net loss per share	82,990,107	79,454,496	82,807,253	78,923,520

See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008
Operating activities:
Net loss	$(31,785,389)	$(20,956,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,870,766	1,929,793
Depreciation and amortization	680,071	476,585
Loss on disposal of equipment	2,685	9,029
Changes in operating assets and liabilities:
Accounts receivable	6,371,317	(381,165)
Inventory	(362,211)	54,214
Prepaid expenses and other assets	(120,436)	118,860
Accounts payable and accrued expenses	(616,029)	366,311
Deferred rent	26,616	310,990
Deferred revenue	9,234,991	2,362,140

Net cash used in operating activities	(14,697,619)	(15,709,630)

Investing activities:
Purchases of property and equipment	(746,709)	(472,023)

Net cash used in investing activities	(746,709)	(472,023)

Financing activities:
Proceeds from issuance of common stock, net	38,174,371	—
Proceeds from exercise of warrants, net	2,213,515	247,482
Proceeds from exercise of stock options, net	581,299	665,225

Net cash provided by financing activities	40,969,185	912,707

Net increase (decrease) in cash and cash equivalents	25,524,857	(15,268,946)
Cash and cash equivalents at beginning of period	63,715,906	97,679,085

Cash and cash equivalents at end of period	$89,240,763	$82,410,139

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable for purchases of property and equipment	$32,788	$170,040
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization and Business
     Halozyme Therapeutics, Inc. (“Halozyme” or the “Company”) is a biopharmaceutical company dedicated to the development and commercialization of products targeting the extracellular matrix for the endocrinology, oncology, dermatology and drug delivery markets. The Company’s existing products and products under development are primarily based on intellectual property covering the family of human enzymes known as hyaluronidases.
     The Company’s operations to date have involved organizing and staffing the Company, acquiring, developing and securing its technology and undertaking product development for its existing products and a limited number of product candidates. The Company currently has four proprietary programs in various stages of research and development, including three programs in clinical development. The Company also has three partnered programs. The Company’s key partnerships are with F. Hoffmann-La Roche, Ltd and Hoffmann-La Roche, Inc. (“Roche”) to apply Enhanze™ Technology to Roche’s biological therapeutic compounds for up to 13 targets and with Baxter Healthcare Corporation (“Baxter”) to apply Enhanze Technology to Baxter’s biological therapeutic compound, GAMMAGARD LIQUID™ and to develop and supply active pharmaceutical ingredient (“API”) for HYLENEX, a registered trademark of Baxter International, Inc. There are two marketed products that utilize the Company’s technology: HYLENEX, a product used as an adjuvant to increase the dispersion and absorption of other injected drugs and fluids, and Cumulase®, a product used for in vitro fertilization. Currently, the Company receives only limited revenue from the sales of HYLENEX and from the sales of bulk materials to the third party that produces Cumulase, in addition to revenues from its partnerships with Baxter and Roche.
2. Basis of Presentation
     The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The unaudited consolidated financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Operating results for interim periods are not necessarily indicative of the operating results for an entire fiscal year. Further, in connection with the preparation of the interim unaudited condensed financial statements and in accordance with the recently issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 7, 2009.
     The consolidated financial statements include the accounts of Halozyme and its wholly owned subsidiary, Halozyme, Inc. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts, as well as disclosures of commitments and contingencies in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. Accounting Pronouncements
Adoption of Recent Accounting Pronouncements
     Effective April 1, 2009, the Company adopted SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial position or results of operations.
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
     Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in connection with business combinations. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of SFAS No. 141(R) did not have a material effect on the Company’s consolidated financial condition and results of operations.
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
Pending Adoption of Recent Accounting Pronouncement
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2009-01, which amends the FASB Accounting Standards Codification for the issuance of SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ASU No. 2009-01 includes SFAS No. 168 in its entirety. SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 168 replaces SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles. ASU No. 2009-01 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of ASU No. 2009-01 to have a material impact on its consolidated financial position or results of operations.

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
     Cash and cash equivalents of approximately $89.2 million at June 30, 2009 are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).
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
     Product Sales — Revenues from the sales of Cumulase are recognized when the transfer of ownership occurs, which is upon shipment to the Company’s distributor. The Company is obligated to accept returns for product that does not meet product specifications. Historically, the Company has not had any product returns as a result of not meeting product specifications.
     In accordance with the Amended and Restated Development and Supply Agreement (the “HYLENEX Partnership”) with Baxter, the Company supplies Baxter with API for HYLENEX at its fully burdened cost plus a margin. Baxter fills and finishes HYLENEX and holds it for subsequent distribution, at which time the Company ensures it meets product specifications and releases it as available for sale. Because of the Company’s continued involvement in the development and production process of HYLENEX, the earnings process is not considered to be complete. Accordingly, the Company defers the revenue and related product costs on the API for HYLENEX until the product is filled, finished, packaged and released. Baxter may only return the API for HYLENEX to the Company if it does not conform to the specified criteria set forth in the HYLENEX Partnership or upon termination of such agreement. The Company has historically demonstrated that the API shipped to Baxter has consistently met the specified criteria, therefore, no allowance for product returns has been established. In addition, the Company receives product-based payments upon the sale of HYLENEX by Baxter, in accordance with the terms of the HYLENEX Partnership. Product sales revenues are recognized as the Company earns such revenues based on Baxter’s shipments of HYLENEX to its distributors when such amounts can be reasonably estimated.

     Collaborative Agreements — The Company analyzes each element of its collaborative agreements to determine the appropriate revenue recognition. The Company recognizes revenue on nonrefundable upfront payments and license fees in which it has an ongoing involvement or performance obligation over the period of significant involvement under the related agreements. The Company recognizes milestone payments upon the achievement of specified milestones if: (1) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement, (2) the fees are nonrefundable and (3) our performance obligations after the milestone achievement will continue to be funded by our collaborator at a level comparable to the level before the milestone achievement. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue. Reimbursements of research and development services are recognized as revenue during the period in which the services are performed. Royalties to be received based on sales of licensed products by the Company’s collaborators incorporating the Company’s products will be recognized as earned.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Research and development	$506,762	$347,123	$968,008	$610,769
Selling, general and administrative	542,048	719,154	902,758	1,319,024

Share-based compensation expense before tax	1,048,810	1,066,277	1,870,766	1,929,793
Related income tax benefit	—	—	—	—

Share-based compensation expense, net of tax	$1,048,810	$1,066,277	$1,870,766	$1,929,793

Net share-based compensation expense per basic and diluted share	$0.01	$0.01	$0.02	$0.02

Share-based compensation expense from:
Stock options	$737,474	$725,615	$1,418,465	$1,345,478
Restricted stock awards	311,336	340,662	452,301	584,315

	$1,048,810	$1,066,277	$1,870,766	$1,929,793

     Since the Company has a net operating loss carryforward as of June 30, 2009, no excess tax benefits for the tax deductions related to share-based awards were recognized in the interim unaudited condensed consolidated statement of operations. For the three months ended June 30, 2009 and 2008, employees exercised stock options to purchase 320,313 and 75,379 shares of common stock, respectively, for aggregate proceeds of approximately $347,000 and $71,000, respectively. For the six months ended June 30, 2009 and 2008, employees exercised stock options to purchase 448,430 and 1,708,032 shares of common stock, respectively, for aggregate proceeds of approximately $581,000 and $665,000, respectively.
     As of June 30, 2009, total unrecognized estimated compensation cost related to non-vested stock options and non-vested restricted stock awards granted prior to that date was approximately $7.9 million and $673,000, respectively, which is expected to be recognized over a weighted-average period of 2.9 years and 7 months, respectively.
5. Inventory
     Inventory is stated at the lower of cost or market and consists of the following:

	June 30,	December 31,
	2009	2008
Raw materials	$745,347	$435,386
Work in process	48,088	—
Finished goods	10,099	5,937

	$803,534	$441,323

6. Property and Equipment
     Property and equipment, net consists of the following:

	June 30,	December 31,
	2009	2008
Research equipment	$3,233,925	$2,699,706
Computer and office equipment	1,164,414	1,079,034
Leasehold improvements	930,738	814,067

	5,329,077	4,592,807
Accumulated depreciation and amortization	(2,682,411)	(2,042,882)

	$2,646,666	$2,549,925

     Depreciation and amortization expense totaled approximately $351,000 and $248,000 for the three months ended June 30, 2009 and 2008, respectively, and $680,000 and $477,000 for the six months ended June 30, 2009 and 2008, respectively.
7. Accrued Expenses
     Accrued expenses consist of the following:

	June 30,	December 31,
	2009	2008
Accrued compensation and payroll taxes	$2,103,110	$2,060,866
Accrued research and development expenses	2,057,646	1,543,321
Accrued expenses	560,837	391,710

	$4,721,593	$3,995,897

8. Deferred Revenue
     Deferred revenue consists of the following:

	June 30,	December 31,
	2009	2008
Collaborative agreements	$48,443,427	$44,905,031
Product sales	10,240,020	4,543,425

Total deferred revenue	58,683,447	49,448,456
Less current portion	5,016,178	3,553,730

Deferred revenue, net of current portion	$53,667,269	$45,894,726

     Roche Partnership — In December 2006, the Company and Roche entered into a license and collaborative agreement for Enhanze Technology (the “Roche Partnership”). Under the terms of the Roche Partnership, Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20, the Company’s proprietary recombinant human hyaluronidase, with up to thirteen Roche target compounds resulting from the collaboration. Roche paid $20.0 million to the Company in December 2006 as an initial upfront payment for the application of rHuPH20 to three pre-defined Roche biologic targets. In addition, through June 30, 2009 Roche paid an aggregate of approximately $13.5 million in connection with Roche’s election of the fourth and fifth exclusive target and annual designation maintenance fees for the remaining eight Roche targets.
     Due to the Company’s continuing involvement obligations, revenues from the upfront payment, exclusive designation fees and annual designation maintenance fees were deferred and are being recognized over the term of the Roche Partnership. The Company recognized revenue from the upfront payment, exclusive designation fees and annual maintenance designation fees under the Roche Partnership in the amounts of approximately $458,000 and $290,000 for the three months ended June 30, 2009 and 2008, respectively, and $900,000 and $580,000 for the six months ended June 30, 2009 and 2008, respectively.

     Baxter Partnerships — In September 2007, the Company and Baxter entered into an Enhanze Technology License and Collaboration Agreement (the “Gammagard Partnership”). Under the terms of the Gammagard Partnership, Baxter paid the Company a nonrefundable upfront payment of $10.0 million. Due to the Company’s continuing involvement obligations, the $10.0 million upfront payment was deferred and is being recognized over the term of the Gammagard Partnership. The Company recognized revenue from the upfront payment under the Gammagard Partnership in the amount of approximately $152,000 for the three months ended June 30, 2009 and 2008 and $303,000 for the six months ended June 30, 2009 and 2008.
     In February 2007, the Company and Baxter amended certain existing agreements for HYLENEX and entered into a new agreement for kits and formulations with rHuPH20 (the “HYLENEX Partnership”). Under the terms of the HYLENEX Partnership, Baxter paid the Company a nonrefundable upfront payment of $10.0 million. Due to the Company’s continuing involvement obligations, the $10.0 million upfront payment was deferred and is being recognized over the term of the HYLENEX Partnership. The Company recognized revenue from the upfront payment under the HYLENEX Partnership in the amount of approximately $147,000 for the three months ended June 30, 2009 and 2008 and $293,000 for the six months ended June 30, 2009 and 2008.
     In addition, Baxter will make payments to the Company based on sales of the products covered under the HYLENEX Partnership. Baxter has prepaid $10.0 million of such product-based payments. The prepaid product-based payments are deferred and are being recognized as product sales revenues as the Company earns such revenues from the sales of HYLENEX by Baxter.
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

	As of June 30,
	2009	2008
Stock options and awards	8,010,845	6,875,569
Warrants	1,756,286	4,536,242

	9,767,131	11,411,811

10. Stockholders’ Equity
     In June 2009, the Company issued 6,150,000 shares of common stock in a public offering at a price of $6.50 per share, generating approximately $38.2 million in net proceeds.
     During the six months ended June 30, 2009 and 2008, holders of the Company’s outstanding options exercised rights to purchase approximately 448,000 and 1.7 million common shares, respectively, at weighted exercise prices of $1.30 and $0.49 per share, respectively, for net proceeds of approximately $581,000 and $665,000, respectively. Options to purchase approximately 7.8 million and 7.3 million shares of the Company’s common stock were outstanding as of June 30, 2009 and December 31, 2008, respectively.
     During the six months ended June 30, 2009 and 2008, holders of the Company’s outstanding warrants exercised to purchase approximately 1.4 million and 323,000 shares of common stock, respectively, at weighted exercise prices of $1.81 and $0.77 per share, respectively, for net proceeds of approximately $2.2 million and $247,000, respectively. Warrants to purchase approximately 1.8 million and 3.2 million shares of the Company’s common stock at weighted exercise prices of $2.25 and $2.05 per share, respectively, were outstanding as of June 30, 2009 and December 31, 2008, respectively.

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
Overview
     We are a biopharmaceutical company dedicated to the development and commercialization of products targeting the extracellular matrix for the endocrinology, oncology, dermatology and drug delivery markets. Our existing products and our products under development are primarily based on intellectual property covering the family of human enzymes known as hyaluronidases. Hyaluronidases are enzymes (proteins) that break down hyaluronan, or HA, which is a naturally occurring space-filling, gel-like substance that is a major component of tissues throughout the body, such as skin and cartilage. Our primary technology is based on our proprietary recombinant human PH20 enzyme, or rHuPH20, a human synthetic version of hyaluronidase. The rHuPH20 enzyme is a naturally occurring enzyme that digests HA to temporarily break down the gel, thereby facilitating the penetration and diffusion of other drugs and fluids that are injected under the skin or in the muscle. Our proprietary rHuPH20 technology is applicable to multiple therapeutic areas and may be used to both expand existing markets and create new ones for the development of our own proprietary products. The rHuPH20 technology may also be applied to existing and developmental products of third parties through key partnerships.
     Our operations to date have involved organizing and staffing our operating subsidiary, Halozyme, Inc., acquiring, developing and securing our technology and undertaking product development for our existing products and a limited number of product candidates. We continue to increase our focus on our proprietary product pipeline and have expanded investments in our proprietary product candidates. We currently have four proprietary programs in various stages of research and development, including three programs in clinical development. We also have three partnered programs. Our key partnerships are with F. Hoffmann-La Roche, Ltd and Hoffmann-La Roche, Inc., or Roche, to apply Enhanze™ Technology to Roche’s biological therapeutic compounds for up to 13 targets and with Baxter Healthcare Corporation, or Baxter, to apply Enhanze Technology to Baxter’s biological therapeutic compound, GAMMAGARD LIQUID™ and to develop and supply active pharmaceutical ingredient, or API, for HYLENEX, a registered trademark of Baxter International, Inc. There are two marketed products that utilize our technology: HYLENEX, a product used as an adjuvant to increase the dispersion and absorption of other injected drugs and fluids, and Cumulase®, a product used for in vitro fertilization, or IVF. Currently, we receive only limited revenue from the sales of HYLENEX and from the sales of bulk materials to the third party that produces Cumulase, in addition to revenues from our partnerships with Baxter and Roche.

     We have product candidates in the research, preclinical and clinical stages, but future revenues from the sales of these product candidates will depend on our ability to develop, manufacture, obtain regulatory approvals for and successfully commercialize product candidates. It may be years, if ever, before we are able to obtain regulatory approvals for these product candidates. We have incurred net operating losses each year since inception, with an accumulated deficit of approximately $145.4 million as of June 30, 2009.
     In November 2008, we filed a shelf registration statement on Form S-3 (Registration No. 333-155787) which allowed us, from time to time, to offer and sell up to $50.0 million of equity or debt securities. In June 2009, we sold approximately $40.0 million of our common stock in a public offering at a price of $6.50 per share. We may utilize this universal shelf in the future to raise capital to fund the continued development of our product candidates, the commercialization of our products or for other general corporate purposes.
Our Current Products and Product Candidates
     We have two marketed products and multiple product candidates targeting several indications in various stages of development. The following table summarizes our proprietary product and product candidates as well as our partnered product and product candidates:
Insulin-PH20
     Our lead proprietary program focuses on the formulation of rHuPH20 with insulin for the treatment of diabetes mellitus. Diabetes mellitus is an increasingly prevalent, costly condition associated with substantial morbidity and mortality. Attaining and maintaining normal blood sugar levels to minimize the long-term clinical risks is a key treatment goal for diabetic patients. Combining rHuPH20 with either regular or analog insulin may facilitate faster insulin dispersion and absorption from the subcutaneous space into the vascular compartment leading to faster insulin response and improved glycemic control, potentially resulting in fewer hypoglycemic episodes. By making mealtime insulin onset faster, i.e., providing earlier insulin to the blood and thus earlier glucose lowering activity, a combination of insulin with rHuPH20 may yield a better profile of insulin effect, more like that found in healthy, non-diabetic people.
     We have initiated multiple clinical trials in connection with our Insulin-PH20 program and we plan on initiating additional trials. Our strategy is to develop a best in class insulin product with demonstrated clinical benefits for type 1 and 2 diabetes mellitus patients. The status and/or results from some of these trials are summarized below:
•	In July 2009, we initiated a Phase 2 clinical study in patients with type 2 diabetes mellitus. This randomized cross-over design study is designed to compare the postprandial glycemic excursions following a standardized test meal for three treatment regimens: insulin lispro (Humalog®, a mealtime insulin analog) with rHuPH20, regular insulin (Humulin® R, a non-analog insulin) with rHuPH20 and lispro alone. This Phase 2 study will also investigate the pharmacokinetics and glucodynamics of each treatment.
•	In June 2009, we announced preliminary results from our Phase 2 clinical trial in type 1 diabetic patients comparing Humalog with and without rHuPH20. These results demonstrated faster insulin absorption and increased peak insulin concentrations after co-administration of rHuPH20 with Humalog. Study results also showed a significant reduction in postprandial blood glucose levels following administration of a standardized test meal, with improvements in both peak glycemic response and total hyperglycemic exposure compared to Humalog alone. Mean glucose levels after the meal challenge remained within current treatment targets throughout the eight hour post meal observation period. We presented these results at the American Diabetes Association (ADA) 69th Scientific Sessions in New Orleans.
•	In May 2009, we initiated a Phase 2 clinical trial to compare regular insulin with rHuPH20 to lispro alone. After a one-month observation period that includes dose optimization, patients will be randomized to regular insulin with rHuPH20 or lispro and treated for three months. At the end of three months, patients will crossover to the other study treatment for another three months. The study will evaluate safety and efficacy.
PEGPH20
     We are investigating PEGylated-rHuPH20, or PEGPH20, a new molecular entity, as a candidate for the systemic treatment of tumors rich in HA. PEGylation refers to the attachment of polyethylene glycol to our rHuPH20 enzyme, which extends its half life in the blood from less than 30 seconds to more than 24 hours. An estimated 20% to 40% of solid tumors including prostate, breast, pancreas and colon may produce significant amounts of HA that forms a halo-like coating over the surface of the tumor cell. The quantity of HA produced by the tumor cells correlates with increased tumor growth and metastasis and has been linked with tumor progression in some studies.
     In preclinical studies, PEGPH20 has been shown to remove the HA coating surrounding several tumor cell lines. Treatment of PC3 (a prostate cancer cell line that produces HA) tumor-bearing mice with PEGPH20 as a single agent demonstrated a slowing of tumor growth relative to controls. Repeat dosing with PEGPH20 produced a sustained depletion of HA in the tumor microenvironment. For tumor models that did not produce HA, the presence of PEGPH20 had no effect. Administration of the combination of PEGPH20 with docetaxel or with liposomal doxorubicin in HA producing animal tumor models produced a significant survival advantage for the combination relative to either chemotherapeutic agent alone.
     Additional studies have demonstrated that PEGPH20 can significantly reduce tumor interstitial fluid pressure (IFP) in an animal cancer model in a dose dependent fashion, achieving more than 85% reduction in IFP following IV administration. Elevated tumor IFP has been associated with poor patient prognosis and resistance to chemotherapeutic regimens. Therefore, based on these animal studies and other tests conducted by Halozyme, PEGPH20 may represent a potentially innovative treatment approach against tumors that produce HA.
     In the first quarter of 2009, we initiated a Phase 1 clinical trial for our PEGPH20 program. This first in human trial with PEGPH20 is a dose-evaluating, multicenter, pharmacokinetic and pharmacodynamic, safety study, in which patients with advanced solid tumors will receive intravenous administration of PEGPH20 as a single agent.

Based on initial data from this trial, and after consultation with the FDA, we have revised the original trial design to allow for lower doses of PEGPH20 to be administered with the same frequency. We do not expect this revision of the trial design to delay the completion of this trial.
Chemophase
     Chemophase is an investigative drug being developed for potential use in the treatment of patients with superficial bladder cancer. Our Chemophase program combines our rHuPH20 enzyme with mitomycin C, a cytotoxic drug, for direct administration into the bladder immediately after transurethral resection of bladder tumors, a standard surgical treatment for the disease. Many bladder tumor cells produce high quantities of HA and thus treatment to remove the HA coating could increase their exposure to mitomycin C. This may lead to a lower recurrence of the cancer and a better prognosis for patients.
     During the first quarter of 2009, we decided to reallocate certain resources previously budgeted for Chemophase to other higher priority programs, such as our Insulin-PH20 and PEGPH20 programs. We are currently exploring strategic alternatives that will allow the Chemophase program to continue its clinical development.
Enhanze Technology
     Enhanze Technology, a proprietary drug enhancement approach using rHuPH20, is a broad technology that we have licensed to other pharmaceutical companies. When formulated with other injectable drugs, Enhanze Technology can facilitate the subcutaneous dispersion and absorption of these drugs by temporarily opening flow channels under the skin. Molecules as large as 200 nanometers may pass freely through the extracellular matrix, which recovers its normal density within approximately 24 hours, leading to a drug delivery platform which does not permanently alter the architecture of the skin. The principal focus of our Enhanze Technology platform is the use of rHuPH20 to facilitate subcutaneous route of administration for large molecule biological therapeutics. Potential benefits of subcutaneous administration of these biologics include life cycle management, patient convenience and benefits to payors.
     We currently have Enhanze Technology partnerships with Roche and Baxter and we are currently pursuing additional partnerships with pharmaceutical companies that market or develop drugs that could benefit from injection via the subcutaneous route of administration.
     Roche Partnership
     In December 2006, Halozyme and Roche entered into an Enhanze Technology partnership, or the Roche Partnership. Under the terms of the Roche Partnership, Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with up to thirteen Roche target compounds resulting from the collaboration. Roche initially had the exclusive right to apply rHuPH20 to only three pre-defined Roche biologic targets with the option to exclusively develop and commercialize rHuPH20 with an additional ten targets. In December 2008, we announced that Roche elected to add a fourth exclusive target to the three original exclusive targets, and in June 2009 we announced that Roche elected to add a fifth exclusive target. We also previously announced the commencement of Phase 1 clinical trials for products directed at two of the exclusive targets. Roche retains the option to exclusively develop and commercialize rHuPH20 with an additional eight targets through the payment of annual license maintenance fees. Pending the successful completion of various clinical, regulatory and sales events, Roche will be obligated to make milestone payments to us as well as royalty payments on the sales of products that result from the partnership.
     Baxter Gammagard Partnership
     GAMMAGARD LIQUID is a current Baxter product that is indicated for the treatment of primary immunodeficiency disorders associated with defects in the immune system. In September 2007, Halozyme and Baxter entered into an Enhanze Technology partnership, or the Gammagard Partnership. Under the terms of this partnership, Baxter obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with GAMMAGARD LIQUID. Pending the successful completion of various regulatory and sales milestones, Baxter will be obligated to make milestone payments to us as well as royalty payments on the sales of products that result from the partnership. Baxter is responsible for all development, manufacturing, clinical, regulatory, sales and marketing costs under the Gammagard Partnership, while we will be responsible for the supply of the rHuPH20 enzyme. In addition, Baxter has certain product development and commercialization obligations in major markets identified in the Gammagard License. In January of 2009, we announced the commencement of a Phase 3 clinical trial for GAMMAGARD LIQUID with rHuPH20, and in July 2009, we announced the completion of enrollment for this study.
HYLENEX Partnership
     HYLENEX is a formulation of rHuPH20 that, when injected under the skin, facilitates the dispersion and absorption of other injected drugs or fluids. In February 2007, Halozyme and Baxter amended certain existing agreements relating to HYLENEX and entered into a new agreement for kits and formulations with rHuPH20, or the HYLENEX Partnership. Pending the successful completion of a series of regulatory and sales events, Baxter will be obligated to make milestone payments to us as well as royalty payments on the sales of products that result from the partnership. Baxter is responsible for development, manufacturing, clinical, regulatory, sales and marketing costs of the products covered by the HYLENEX Partnership. We will continue to supply Baxter with API for HYLENEX, and Baxter will prepare, fill, finish and package HYLENEX and hold it for subsequent distribution. Baxter has indicated that the HYLENEX product launch will occur in the fourth quarter of 2009. In addition, under the HYLENEX Partnership, Baxter has a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with Baxter hydration fluids and generic small molecule drugs, with the exception of combinations with (i) bisphosphonates, as well as (ii) cytostatic and cytotoxic chemotherapeutic agents, the rights to which have been retained by Halozyme.
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
     Since our inception in 1998 through June 30, 2009, we have incurred research and development expenses of $121.7 million. From January 1, 2006 through June 30, 2009, approximately 9% of our research and development expenses were associated with the research and development of our rHuPH20 enzyme used in our HYLENEX product, and approximately 14% and 13% of our research and development expenses were associated with the development of our PEGPH20 and Insulin-PH20 product candidates, respectively. Due to the uncertainty in obtaining the U.S. Food and Drug Administration, or FDA, approval, our reliance on third parties and competitive pressures, we are unable to estimate with any certainty the additional costs we will incur in the continued development of our proprietary product candidates for commercialization. However, we expect our research and development expenses to increase substantially if we are able to advance our product candidates into later stages of clinical development.
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
          Product Sales
          Revenues from the sale of Cumulase are recognized when the transfer of ownership occurs, which is upon shipment to our distributor. We are obligated to accept returns for product that does not meet product specifications. Historically, we have not had any product returns as a result of not meeting product specifications.
          Under the terms of the HYLENEX Partnership, we supply Baxter the API for HYLENEX at our fully burdened cost plus a margin. Baxter fills and finishes HYLENEX and holds it for subsequent distribution, at which time we ensure it meets product specifications and release it as available for sale. Because of our continued involvement in the development and production process of HYLENEX, the earnings process is not considered to be complete. Accordingly, we defer the revenue and related product costs on the API for HYLENEX until the product is filled, finished, packaged and released. Baxter may only return the API for HYLENEX to us if it does not conform to certain specified criteria set forth in the HYLENEX Partnership or upon termination of such agreement. We have historically demonstrated that the API shipped to Baxter has consistently met the specified criteria; therefore, no allowance for product returns has been established. In addition, we receive product-based payments upon the sale of HYLENEX by Baxter, in accordance with the terms of the HYLENEX Partnership. Product sales revenues are recognized as we earn such revenues based on Baxter’s shipments of HYLENEX to its distributors when such amounts can be reasonably estimated. Baxter has prepaid $10.0 million of product-based payments. The prepaid product-based payments were initially deferred and are being recognized as product sales revenue as the Company earns such revenue from the sales of HYLENEX by Baxter.
          Revenues under Collaborative Agreements
          Revenues from collaborative and licensing agreements are recognized based on the performance requirements of the underlying agreements. Revenue is deferred for fees received before they are earned. Nonrefundable upfront payments and license fees, in which we have an ongoing involvement or performance obligation, are recorded as deferred revenue and recognized as revenue over the contract or development period. We recognize milestone payments upon the achievement of specified milestones if: (1) the milestone is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement, (2) the fees are nonrefundable and (3) our performance obligations after the milestone achievement will continue to be funded by our collaborator at a level comparable to the level before the milestone achievement. Any milestone payments received prior to satisfying these revenue recognition criteria are recorded as deferred revenue. Reimbursements of research and development services are recognized as revenue during the period in which the services are performed. Royalties to be received based on sales of licensed products by our collaborators incorporating our products are recognized as earned in accordance with the terms of the underlying agreements.
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
          Inventory
          Inventory consists of API for our Cumulase and HYLENEX products. Inventory primarily represents raw materials used in production, work in process and finished goods inventory on hand, valued at actual cost. Inventory is reviewed periodically for slow-moving or obsolete items. If a launch of a new product is delayed, inventory may not be fully utilized and could be subject to impairment, at which point we would record a reserve to adjust inventory to its net realizable value.
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
          Cash and cash equivalents of approximately $89.2 million at June 30, 2009 are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).
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
Results of Operations
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
          Revenues Under Collaborative Agreements — Revenues under collaborative agreements were approximately $1.2 million for the three months ended June 30, 2009 compared to $1.4 million for the three months ended June 30, 2008. Revenues under collaborative agreements primarily consisted of the amortization of license fees received from Baxter and Roche of approximately $756,000 and $588,000 for the three months ended June 30, 2009 and 2008, respectively. Revenues under collaborative agreements also included reimbursements for research and development services from Baxter of $276,000 and $554,000 and Roche of $214,000 and $210,000 for the three months ended June 30, 2009 and 2008, respectively. Such reimbursements are for research and development services rendered by us at the request of Baxter and Roche and the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to increase in future periods provided that we meet various clinical and regulatory milestones set forth in such agreements.
          Product Sales — Product sales were $180,000 for the three months ended June 30, 2009 compared to $83,000 for the three months ended June 30, 2008. The increase of $97,000 was primarily due to the increase in sales of Cumulase and API for HYLENEX. Based upon representations made to us by Baxter regarding the resources to be allocated to the launch of HYLENEX in the fourth quarter of 2009, we expect product sales to increase in future periods due to increased HYLENEX sales.

          Cost of Sales — Cost of sales were $45,000 for the three months ended June 30, 2009 compared to $37,000 for the three months ended June 30, 2008.
          Research and Development — Research and development expenses were $14.6 million for the three months ended June 30, 2009 compared to $8.9 million for the three months ended June 30, 2008. The increase of $5.7 million, or 64%, was primarily due to the increase in clinical trial expenses of $2.0 million, outsourced research and development costs of $1.9 million related to our various preclinical programs and the manufacturing scale-up of our rHuPH20 enzyme, and increased compensation costs of $1.5 million, of which $160,000 related to increased share-based compensation, primarily due to the increase in our research and development headcount. At June 30, 2009, our headcount for research and development functions totaled 98 employees, compared with 83 employees at June 30, 2008. We expect certain research and development costs to increase in future periods as we increase our research efforts, expand our clinical trials and continue to develop and manufacture our product candidates.
          Selling, General and Administrative — SG&A expenses were $3.9 million for the three months ended June 30, 2009 compared to $3.8 million for the three months ended June 30, 2008. We expect SG&A expenses to increase in future periods as we continue to expand our operations.
          Interest Income — Interest income was $24,000 for the three months ended June 30, 2009 compared to $372,000 for the three months ended June 30, 2008. The decrease in interest income was primarily due to lower interest rates and lower average cash and cash equivalent balances in 2009 as compared to the same period in 2008.
          Net Loss — Net loss was $17.1 million, or $0.21 per common share, for the three months ended June 30, 2009 compared to $11.0 million, or $0.14 per common share for the three months ended June 30, 2008. The increase in net loss was primarily due to an increase in operating expenses.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
          Revenues Under Collaborative Agreements — Revenues under collaborative agreements were approximately $3.9 million for the six months ended June 30, 2009 compared to $3.0 million for the six months ended June 30, 2008. Revenues under collaborative agreements primarily consisted of the amortization of license fees and milestone payments received from Baxter and Roche of approximately $2.5 million and $1.2 million for the six months ended June 30, 2009 and 2008, respectively. Revenues under collaborative agreements also included reimbursements for research and development services from Baxter of $700,000 and $1.0 million and Roche of $744,000 and $834,000 for the six months ended June 30, 2009 and 2008, respectively. Such reimbursements are for research and development services rendered by us at the request of Baxter and Roche and the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to increase in future periods provided that we meet various clinical and regulatory milestones set forth in such agreements.
          Product Sales — Product sales were $258,000 for the six months ended June 30, 2009 compared to $224,000 for the six months ended June 30, 2008. The increase of $34,000 was primarily due to an increase in the sales of HYLENEX API. Based upon representations made to us by Baxter regarding the resources to be allocated to the launch of HYLENEX in the fourth quarter of 2009, we expect product sales to increase in future periods due to increased HYLENEX sales.
          Cost of Sales — Cost of sales were $49,000 for the six months ended June 30, 2009 compared to $74,000 for the six months ended June 30, 2008.
          Research and Development — Research and development expenses were $28.6 million for the six months ended June 30, 2009 compared to $17.4 million for the six months ended June 30, 2008. The increase of $11.2 million, or 64%, was primarily due to the increase in outsourced research and development costs of $4.5 million related to our various preclinical programs and the manufacturing scale-up of our rHuPH20 enzyme, and increased compensation costs of $3.2 million, of which $357,000 related to increased share-based compensation, primarily due to the increase in our research and development headcount. At June 30, 2009, our headcount for research and development functions totaled 98 employees, compared with 83 employees at June 30, 2008. Additionally, our clinical trial expenses increased by $2.7 million for the six months ended June 30, 2009. We expect certain research and development costs to increase in future periods as we increase our research efforts, expand our clinical trials and continue to develop and manufacture our product candidates.

          Selling, General and Administrative — SG&A expenses were $7.4 million for the six months ended June 30, 2009 compared to $8.0 million for the six months ended June 30, 2008. The decrease of approximately $613,000, or 8%, was primarily due to the decrease in corporate legal expenses of $1.2 million. Legal expenses for the six months ended June 30, 2008 included $635,000 related to the settlement of an arbitration matter. The decrease was also due to a $416,000 decrease in share-based compensation. The decrease was partially offset by a $848,000 increase in compensation costs, excluding share-based compensation. We expect SG&A expenses to increase in future periods as we continue to expand our operations.
          Interest Income — Interest income was $57,000 for the six months ended June 30, 2009 compared to $1.3 million for the six months ended June 30, 2008. The decrease in interest income was primarily due to lower interest rates and lower average cash and cash equivalent balances in 2009 as compared to the same period in 2008.
          Net Loss — Net loss was $31.8 million, or $0.38 per common share, for the six months ended June 30, 2009 compared to $21.0 million, or $0.27 per common share for the six months ended June 30, 2008. The increase in net loss was primarily due to an increase in operating expenses and a decrease in interest income, partially offset by increases in revenues.
Liquidity and Capital Resources
Overview
          Our principal sources of liquidity are our existing cash and cash equivalents. As of June 30, 2009, we had cash and cash equivalents of approximately $89.2 million. We expect our cash requirements to increase as we continue to increase our research and development for, seek regulatory approvals of, and develop and manufacture our current product candidates. As we expand our research and development efforts and pursue additional product opportunities, we anticipate additional cash requirements for hiring of personnel, capital expenditures and investment in additional internal systems and infrastructure. The amount and timing of cash requirements will depend on the research, development, manufacture, regulatory and market acceptance of our product candidates, if any, and the resources we devote to researching, developing, manufacturing, commercializing and supporting our product candidates.
          We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months. Currently, we anticipate total net cash burn of approximately $30.0 to $35.0 million for the year ending December 31, 2009, depending on the progress of various preclinical and clinical programs, the timing of our manufacturing scale up and the achievement of various milestones under our existing collaborative agreements. We do not expect our revenues to be sufficient to fund operations for several years. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborations and cash that we will raise through future transactions. We may finance future cash needs through any one of the following financing vehicles: (i) the public offering of securities; (ii) new collaborative agreements; (iii) expansions or revisions to existing collaborative relationships; (iv) private financings and/or (v) other equity or debt financings.
          In November 2008, we filed a shelf registration statement on Form S-3 (Registration No. 333-155787) which allowed us, from time to time, to offer and sell up to $50.0 million of equity or debt securities. In June 2009, we sold approximately $40.0 million of our common stock in a public offering at a price of $6.50 per share. We cannot be certain that our existing cash and cash equivalents will be adequate for our anticipated needs or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds will require us to delay, scale back or eliminate some or all of our research and development programs or delay the launch of our product candidates. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders could result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
Cash Flows
          Net cash used in operations was $14.7 million for the six months ended June 30, 2009 compared to $15.7 million of net cash used in operations for the six months ended June 30, 2008.

          Net cash used in investing activities was $747,000 for the six months ended June 30, 2009 compared to $472,000 for the six months ended June 30, 2008. This was primarily due to an increase in purchases of property and equipment during 2009.
          Net cash provided by financing activities was $41.0 million for the six months ended June 30, 2009 compared to $913,000 for the six months ended June 30, 2008. Net cash provided by financing activities primarily consisted of net proceeds of $38.2 million from the sale of our common stock in June 2009 and $2.8 million from warrant and stock option exercises.
Off-Balance Sheet Arrangements
          As of June 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Recent Accounting Pronouncements
          See Note 3, Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements for discussions of new accounting pronouncements and their effect, if any on us.
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
          We have generated only minimal revenue from product sales, licensing fees and milestone payments to date and may never generate significant revenues from future product sales, licensing fees and milestone payments. Even if we do achieve significant revenues from product sales, licensing fees and/or milestone payments, we expect to incur significant operating losses over the next few years. We have never been profitable, and we may never become profitable. Through June 30, 2009, we have incurred aggregate net losses of approximately $145.4 million.
If our contract manufacturers are unable to manufacture significant amounts of the API used in our products and product candidates, our product development and commercialization efforts could be delayed or stopped and our collaborative partnerships could be damaged.
          We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc., or Avid, and Cook Pharmica LLC, or Cook, to produce bulk API. These manufacturers each produce API under current Good Manufacturing Practices, or cGMP, for clinical uses. In addition, Avid currently produces API for commercialized products. Avid and Cook will also provide support for the chemistry, manufacturing and controls sections for FDA regulatory filings. We rely on their ability to successfully manufacture these batches according to product specifications and Cook has relatively limited experience manufacturing our API. In addition, as a result of our contractual obligations to Roche, we will be required to significantly scale up our commercial API production at Cook during the next few years. If Cook is unable to obtain status as an FDA-approved manufacturing facility, or if either Avid or Cook: (i) are unable to retain status as FDA-approved manufacturing facilities; (ii) are unable to otherwise successfully scale up our API production; or (iii) fail to manufacture the API required by our proprietary and partnered products and product candidates for any other reason, our business will be adversely affected. We have not yet established, and may not be able to establish, favorable arrangements with additional API manufacturers and suppliers of the ingredients necessary to manufacture the API should the existing manufacturers and suppliers become unavailable or in the event that our existing manufacturers and suppliers are unable to adequately perform their responsibilities. Any delays, interruptions or other problems regarding the ability of Avid and/or Cook to supply API on a timely basis could: (i) cause the delay of clinical trials or otherwise delay or prevent the regulatory approval of proprietary or partnered product candidates; and (ii) delay or prevent the effective commercialization of proprietary or partnered products. Such delays would likely damage our relationship with our partners under our key collaboration agreements and they would have a material adverse effect on our business and financial condition.
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
          We rely on third parties to prepare, fill, finish and package our products and product candidates prior to their distribution. If we are unable to locate third parties to perform these functions on terms that are economically acceptable to us, the progress of clinical trials could be delayed or even suspended and the commercialization of approved product candidates could be delayed or prevented. We currently utilize a subsidiary of Baxter to prepare, fill, finish and package HYLENEX under a development and supply agreement. Baxter has limited experience manufacturing HYLENEX batches, and we rely on its ability to successfully manufacture HYLENEX batches according to product specifications. Any delays or interruptions in Baxter’s ability to manufacture HYLENEX batches in amounts necessary to meet product demand could have a material adverse impact on our business and financial condition.
Most of our current proprietary and partnered products and product candidates rely on the rHuPH20 enzyme.
          The rHuPH20 enzyme is a key technological component of Enhanze Technology, our insulin program, HYLENEX and other proprietary and partnered products and product candidates. An adverse development for rHuPH20 (e.g., we are unable to obtain sufficient quantities of rHuPH20, we are unable to obtain or maintain material proprietary rights to rHuPH20, or we discover negative characteristics of rHuPH20) would substantially impact multiple areas of our business, including current and potential partnerships as well as proprietary programs.
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
          If the FDA does not approve a proprietary or partnered product candidate in a timely fashion on commercially viable terms, or if development of any product candidate is terminated due to difficulties or delays encountered in the regulatory approval process, it could have a material adverse impact on our business and we will become more dependent on the development of other proprietary or partnered product candidates and/or our ability to successfully acquire other products and technologies. There can be no assurances that any proprietary or partnered product candidate will receive regulatory approval in a timely manner, or at all.
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
          Regulatory requirements applicable to pharmaceutical products make the substitution of suppliers and manufacturers costly and time consuming. We have minimal internal manufacturing capabilities and are, and expect to be in the future, entirely dependent on contract manufacturers and suppliers for the manufacture of our products and for their active and other ingredients. The disqualification of these manufacturers and suppliers through their failure to comply with regulatory requirements could negatively impact our business because the delays and costs in obtaining and qualifying alternate suppliers (if such alternative suppliers are available, which we cannot assure) could delay clinical trials or otherwise inhibit our ability to bring approved products to market, which would have a material adverse effect on our business and financial condition.
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
          Currently, warrants to purchase approximately 1.8 million shares of our common stock at an exercise price of $2.25 per share are outstanding and this amount of outstanding warrants may make us a less desirable candidate for investment for some potential investors. Considering our stage of development, the nature of our capital structure and general market conditions, if we are required to raise additional capital in the future, the additional financing may not be available on favorable terms, or at all. If we are successful in raising additional capital, a substantial number of additional shares may be issued and these shares will dilute the ownership interest of our current investors.
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
          Our success depends on the performance of key management and scientific employees with biotechnology experience. Given our relatively small staff size relative to the number of programs currently under development, we depend substantially on our ability to hire, train, motivate and retain high quality personnel, especially our scientists and management team. If we are unable to retain existing personnel or identify or hire additional personnel, we may not be able to research, develop, commercialize or market our product candidates as expected or on a timely basis and we may not be able to adequately support current and future alliances with strategic partners.
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
Risks Related To Ownership of Our Common Stock
Our stock price is subject to significant volatility.
          We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low sales prices of our common stock during the twelve months ended June 30, 2009 were $8.26 and $2.60, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:
•	a dispute regarding our failure, or the failure of one of our third party partners, to comply with the terms of a collaboration agreement;

•	the termination, for any reason, of any of our collaboration agreements;

•	the sale of common stock by any significant stockholder, including, but not limited to, direct or indirect sales by members of management or our Board of Directors;

•	the resignation, or other departure, of members of management or our Board of Directors;

•	general negative conditions in the healthcare industry;

•	general negative conditions in the financial markets;

•	the failure, for any reason, to obtain FDA approval for any of our proprietary or partnered product candidates;

•	the failure, for any reason, to secure or defend our intellectual property position;

•	for those products that are approved by the FDA, the failure of the FDA to approve such products in a timely manner consistent with the FDA’s historical approval process;

•	the suspension of any clinical trial due to safety or patient tolerability issues;

•	the suspension of any clinical trial due to market and/or competitive conditions;

•	our failure, or the failure of our third party partners, to successfully commercialize products approved by the FDA;

•	our failure, or the failure of our third party partners, to generate product revenues anticipated by investors;

•	problems with an API contract manufacturer or a fill and finish manufacturer for any product or product candidate; and

•	the sale of additional debt and/or equity securities by us.
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
          Outstanding warrants that may be exercised for approximately 1.8 million shares of common stock at an exercise price of $2.25 per share will expire per their terms on October 12, 2009. Some exercising warrant holders may choose to sell outstanding shares of common stock in order to finance the exercise of their warrants, or they may choose to sell the shares that they receive upon exercise of the warrants. This pattern of selling may result in a reduction of our common stock’s market price.
Future sales of shares of our common stock pursuant to our universal shelf registration statement may negatively affect our stock price.
          We currently have the ability to offer and sell up to $10.0 million of additional equity or debt securities under a currently effective universal shelf registration statement. Sales of substantial amounts of shares of our common stock or other securities under our universal shelf registration statement could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities. In the future, we may issue additional options, warrants or other derivative securities convertible into our common stock.

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
          We primarily rely on patents to protect our intellectual property rights. The strength of this protection, however, is uncertain. For example, it is not certain that:
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

          We currently own or license several U.S. patents and also have pending patent applications applicable to rHuPh20 and other proprietary materials. There can be no assurance that our existing patents, or any patents issued to us as a result of our pending patent applications, will provide a basis for commercially viable products, will provide us with any competitive advantages, or will not face third party challenges or be the subject of further proceedings limiting their scope or enforceability. Such limitations in our patent portfolio could have a material adverse effect on our business and financial condition. In addition, if any of our pending patent applications do not result in issued patents, or result in issued patents with narrow or limited claims, this could have a material adverse effect on our business and financial condition.
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
          Our proprietary and partnered products have numerous competitors in the United States and abroad including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that have developed competing products. For example, for HYLENEX, such competitors include, but are not limited to, Sigma-Aldrich Corporation, ISTA Pharmaceuticals, Inc., Amphastar Pharmaceuticals, Inc. and Primapharm, Inc. among others. For our Insulin-PH20 product candidate, such competitors may include Biodel Inc. and Mannkind Corporation. These competitors may develop technologies and products that are more effective, safer, or less costly than our current or future proprietary and partnered product candidates or that could render our technologies and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2009, we did not have any holdings of derivative financial or commodity instruments, or any foreign currency denominated transactions, and all of our cash and cash equivalents were in money market mutual funds and other investments that we believe to be highly liquid.
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
Changes in Internal Control Over Financial Reporting
          There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 1A. Risk Factors
     We have provided updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The “Risk Factors”

section provides updated information in certain areas and we added a risk factor that specifically addresses the importance of rHuPH20 for many products and product candidates, but we do not believe those updates have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          During the three months ended June 30, 2009, we issued 119,628 shares of common stock in connection with the cashless exercise of an outstanding warrant. We did not receive any cash proceeds from this cashless exercise. The shares and underlying warrants were purchased for investment in a private placement exempt from the registration requirements of the Securities Act pursuant to Section 3(a) (9) thereof.
Item 3. Defaults Upon Senior Securities
          Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
          Our Annual Meeting of Stockholders was held on May 7, 2009. At the Annual Meeting, our stockholders voted on the following two proposals:
Proposal No. 1:
          To elect two Class II directors to hold office for a three-year term and until their respective successors are elected and qualified. The voting results were as follows:

Nominees	Votes For	Votes Against
Randal J. Kirk	58,727,632	241,691
John S. Patton	51,363,127	7,606,196
          We also have: (i) three Class III directors, Robert L. Engler, M.D., Gregory I. Frost, Ph.D. and Connie L. Matsui, whose terms do not expire until our Annual Meeting of Stockholders in 2010, and (ii) three Class I directors, Kathryn E. Falberg, Kenneth J. Kelley and Jonathan E. Lim, M.D., whose terms do not expire until our Annual Meeting of Stockholders in 2011. Both nominees were elected to the board of directors.
Proposal No. 2:
          To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. The voting results were as follows:

For: 58,911,563	Against: 32,703	Abstained: 25,057
          The foregoing proposal was approved.
Item 5. Other Information
          Not applicable.
Item 6. Exhibits

Exhibit	Title

2.1	Agreement and Plan of Merger, dated November 14, 2007, by and between the Registrant and the Registrant’s predecessor Nevada corporation (1)

3.1	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on October 7, 2007 (2)

3.2	Certificate of Designation, Preferences and Rights of the terms of the Series A Preferred Stock (1)

3.3	Bylaws (2)

Exhibit	Title

4.1	Amended Rights Agreement between Corporate Stock Transfer, as rights agent, and Registrant, dated November 12, 2007 (19)

10.1	License Agreement between University of Connecticut and Registrant, dated November 15, 2002 (3)

10.2	First Amendment to the License Agreement between University of Connecticut and Registrant, dated January 9, 2006 (9)

10.3*	Commercial Supply Agreement with Avid Bioservices, Inc. and Registrant, dated February 16, 2005 (7)

10.4*	First Amendment to the Commercial Supply Agreement between Avid Bioservices, Inc. and Registrant, dated December 15, 2006 (14)

10.5*	Clinical Supply Agreement between Cook Pharmica, LLC and Registrant, dated August 15, 2008 (23)

10.6	Form of Common Stock Purchase Warrant (5)

10.7#	DeliaTroph Pharmaceuticals, Inc. 2001 Amended and Restated Stock Plan and form of Stock Option Agreements for options assumed thereunder (6)

10.8	Nonstatutory Stock Option Agreement with Andrew Kim (6)

10.9#	2004 Stock Plan and Form of Option Agreement thereunder (4)

10.10#	Halozyme Therapeutics, Inc. 2005 Outside Directors’ Stock Plan (8)

10.11#	Form of Stock Option Agreement (2005 Outside Directors’ Stock Plan) (12)

10.12#	Form of Restricted Stock Agreement (2005 Outside Directors’ Stock Plan) (12)

10.13#	Halozyme Therapeutics, Inc. 2006 Stock Plan (11)

10.14#	Form of Stock Option Agreement (2006 Stock Plan) (12)

10.15#	Form of Restricted Stock Agreement (2006 Stock Plan) (12)

10.16#	Halozyme Therapeutics, Inc. 2008 Stock Plan (20)

10.17#	Form of Stock Option Agreement (2008 Stock Plan)

10.18#	Form of Restricted Stock Agreement (2008 Stock Plan)

10.19#	Halozyme Therapeutics, Inc. 2008 Outside Directors’ Stock Plan (20)

10.20#	Form of Restricted Stock Agreement (2008 Outside Directors’ Stock Plan)

10.21#	Form of Indemnity Agreement for Directors and Executive Officers (18)

10.22#	Outside Director Compensation Plan (22)

10.23#	2007 Senior Executive Incentive Plan (22)

10.24#	2008 Senior Executive Incentive Structure (21)

10.25#	2009 Senior Executive Incentive Plan (24)

10.26#	Change in Control Policy (21)

10.27#	Severance Policy (22)

10.28*	Amended and Restated Exclusive Distribution Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 14, 2007 (15)

10.29*	Amended and Restated Development and Supply Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 14, 2007 (15)

10.30*	License and Collaboration Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 14, 2007 (15)

10.31*	Enhanze Technology License and Collaboration Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated September 7, 2007 (17)

10.32*	License and Collaboration Agreement between F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and Registrant dated December 5, 2006 (13)

10.33	Sublease Agreement (11404 Sorrento Valley Road), effective as of July 2, 2007 (16)

10.34	Sublease Agreement (11388 Sorrento Valley Road), effective as of July 2, 2007 (16)

10.35	Standard Industrial Net Lease (11388 Sorrento Valley Road), effective as of July 26, 2007 (16)

10.36	Underwriting Agreement, dated June 23, 2009, between Halozyme Therapeutics, Inc. and Jefferies & Company, Inc., dated June 23, 2009 (25)

21.1	Subsidiaries of Registrant (10)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed November 20, 2007.

(2)	Incorporated by reference to the Registrant’s definitive proxy statement filed with the SEC on Form DEF14A on October 11, 2007.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Commission on April 23, 2004.

(4)	Incorporated by reference to the Registrant’s amendment number two to the Registration Statement on Form SB-2 filed with the Commission on July 23, 2004.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed October 15, 2004.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on October 26, 2004.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 22, 2005.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 6, 2005.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed January 12, 2006.

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB/A, filed March 29, 2005.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 24, 2006.

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed August 8, 2006.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, filed December 15, 2006.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 21, 2006.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, filed February 20, 2007.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 31, 2007.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed September 12, 2007.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 20, 2007.

(19)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed March 14, 2008.

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 19, 2008.

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 21, 2008.

(22)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed May 9, 2008.

(23)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed November 7, 2008.

(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 9, 2009.

(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed June 23, 2009.

*	Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted from this agreement and have been filed separately with the Securities and Exchange Commission.

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation
Dated: August 7, 2009	/s/ Jonathan E. Lim
Jonathan E. Lim, MD
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2009	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)