Form 10-Q
period 2009-09-30
HALOZYME THERAPEUTICS INC
filed 2009-11-06
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 91,647,241 as of November 2, 2009.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$77,635,792	$63,715,906
Accounts receivable	1,589,750	7,264,410
Inventory	1,238,254	441,323
Prepaid expenses and other assets	2,942,015	2,591,149

Total current assets	83,405,811	74,012,788
Property and equipment, net	2,703,592	2,549,925

Total Assets	$86,109,403	$76,562,713

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,121,914	$6,668,791
Accrued expenses	5,749,610	3,995,897
Deferred revenue	4,941,580	3,553,730

Total current liabilities	15,813,104	14,218,418
Deferred revenue, net of current portion	52,747,933	45,894,726
Deferred rent, net of current portion	947,881	1,069,573

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 150,000,000 shares authorized; 91,095,288 and 81,553,654 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	91,095	81,554
Additional paid-in capital	175,854,683	128,948,064
Accumulated deficit	(159,345,293)	(113,649,622)

Total stockholders’ equity	16,600,485	15,379,996

Total Liabilities and Stockholders’ Equity	$86,109,403	$76,562,713

Note:
The balance sheet at December 31, 2008 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by US generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Revenues under collaboration agreements	$2,617,776	$2,194,325	$6,558,145	$5,209,897
Product sales	411,109	267,901	669,267	492,066

Total revenues	3,028,885	2,462,226	7,227,412	5,701,963

Operating expenses:
Cost of product sales	102,638	130,720	151,939	205,036
Research and development	13,162,748	10,080,775	41,763,972	27,450,454
Selling, general and administrative	3,703,099	3,450,450	11,093,563	11,454,228

Total operating expenses	16,968,485	13,661,945	53,009,474	39,109,718

Operating loss	(13,939,600)	(11,199,719)	(45,782,062)	(33,407,755)

Interest income	29,318	327,561	86,391	1,579,210

Net loss	$(13,910,282)	$(10,872,158)	$(45,695,671)	$(31,828,545)

Basic and diluted net loss per share	$(0.16)	$(0.14)	$(0.54)	$(0.40)

Shares used in computing basic and diluted net loss per share	89,570,540	80,293,800	85,086,456	79,383,614

See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008
Operating activities:
Net loss	$(45,695,671)	$(31,828,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,918,075	2,890,644
Depreciation and amortization	1,048,562	757,089
Loss on disposal of equipment	2,685	9,954
Changes in operating assets and liabilities:
Accounts receivable	5,674,660	(716,030)
Inventory	(796,931)	178,040
Prepaid expenses and other assets	(350,866)	(1,700,338)
Accounts payable and accrued expenses	(182,914)	2,085,934
Deferred rent	(39,202)	310,683
Deferred revenue	8,241,057	1,678,117

Net cash used in operating activities	(29,180,545)	(26,334,452)

Investing activities:
Purchases of property and equipment	(897,654)	(907,374)

Net cash used in investing activities	(897,654)	(907,374)

Financing activities:
Proceeds from issuance of common stock, net	38,174,371	-
Proceeds from exercise of warrants, net	5,056,229	1,297,850
Proceeds from exercise of stock options, net	767,485	757,936

Net cash provided by financing activities	43,998,085	2,055,786

Net increase (decrease) in cash and cash equivalents	13,919,886	(25,186,040)
Cash and cash equivalents at beginning of period	63,715,906	97,679,085

Cash and cash equivalents at end of period	$77,635,792	$72,493,045

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable for purchases of property and equipment	$307,260	$100,120
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
          The Company’s operations to date have involved organizing and staffing the Company, acquiring, developing and securing its technology and undertaking product development for its existing products and a limited number of product candidates. The Company currently has multiple proprietary programs, two of which are actively in clinical development. The Company also has three partnered programs. The Company’s key partnerships are with F. Hoffmann-La Roche, Ltd and Hoffmann-La Roche, Inc. (“Roche”) to apply Enhanze™ Technology to Roche’s biological therapeutic compounds for up to 13 targets and with Baxter Healthcare Corporation (“Baxter”) to apply Enhanze Technology to Baxter’s biological therapeutic compound, GAMMAGARD LIQUID™ and to develop and supply active pharmaceutical ingredient (“API”) for HYLENEX, a registered trademark of Baxter International, Inc. There are two marketed products that utilize the Company’s technology: HYLENEX, a product used as an adjuvant to increase the dispersion and absorption of other injected drugs and fluids, and Cumulase®, a product used for in vitro fertilization. Currently, the Company receives only limited revenue from the sales of HYLENEX and from the sales of bulk materials to the third party that produces Cumulase, in addition to revenues from its partnerships with Baxter and Roche.
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
          In connection with the preparation of the interim unaudited condensed financial statements, the Company has evaluated subsequent events through November 6, 2009, the filing date of this Form 10-Q.
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

3.     Accounting Pronouncements
Adoption of Recent Accounting Pronouncements
          In June 2009, the Financial Accounting Standards Board (“FASB”) approved The FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. GAAP for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which launched on July 1, 2009, changes the referencing and organization of accounting guidance and became effective for interim and annual periods ending after September 15, 2009. The Codification is now the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. Only one level of authoritative U.S. GAAP now exists. All other literature is considered non-authoritative. The Codification does not change U.S. GAAP. The Company adopted the Codification effective July 1, 2009. The adoption of the Codification did not have a material impact on the Company’s consolidated financial position or results of operations.
          Effective April 1, 2009, the Company adopted authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. The guidance also requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. The adoption of the guidance for subsequent events did not have a material impact on the Company’s consolidated financial position or results of operations.
          Effective January 1, 2009, the Company adopted FASB’s new guidance on accounting for collaborative arrangements. This statement focuses on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the statement of operations and certain related disclosure questions. The adoption of the new guidance on accounting for collaborative arrangements did not have a material impact on the Company’s consolidated financial position or results of operations.
          Effective January 1, 2009, the Company adopted new authoritative guidance for business combinations. This new guidance replaces prior guidance on the subject and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. Additionally, it also requires transaction costs related to the business combination to be expensed as incurred. The adoption of the new guidance for business combinations did not have a material effect on the Company’s consolidated financial condition and results of operations.
          Effective January 1, 2009 the Company adopted FASB’s new guidance on determining whether instruments granted in shared-based payment transactions are participating securities. The new guidance clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial position or results of operations.
          Effective January 1, 2009, the Company adopted FASB’s new guidance on determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock. The guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial position or results of operations.
Pending Adoption of Recent Accounting Pronouncement
          In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU No. 2009-13 requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. ASU No. 2009-13 eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to Accounting Standards Code 605-25. The guidance in ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of ASU No. 2009-13 to have a material impact on its consolidated financial position or results of operations.
4.     Summary of Significant Accounting Policies
Fair Value Measurements
          The Company determines fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures for all assets and liabilities within the scope of this guidance. This guidance clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The guidance also clarifies its application in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The guidance prioritizes the inputs used in measuring fair value into the following hierarchy:

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
          Cash and cash equivalents of approximately $77.6 million at September 30, 2009 are carried at fair value and are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices for identical securities.
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
          The Company recognizes revenues in accordance with the authoritative guidance for revenue recognition. The Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.
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

Share-Based Compensation
          Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee’s requisite service period. Total share-based compensation expense related to all of the Company’s share-based awards was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Research and development	$573,732	$453,813	$1,541,740	$1,064,582
Selling, general and administrative	473,577	507,038	1,376,335	1,826,062

Share-based compensation expense before tax	1,047,309	960,851	2,918,075	2,890,644
Related income tax benefit	-	-	-	-

Share-based compensation expense, net of tax	$1,047,309	$960,851	$2,918,075	$2,890,644

Net share-based compensation expense per basic and diluted share	$0.01	$0.01	$0.03	$0.04

Share-based compensation expense from:
Stock options	$795,552	$747,109	$2,214,017	$2,092,587
Restricted stock awards	251,757	213,742	704,058	798,057

	$1,047,309	$960,851	$2,918,075	$2,890,644

          Since the Company has a net operating loss carryforward as of September 30, 2009, no excess tax benefits for the tax deductions related to share-based awards were recognized in the interim unaudited condensed consolidated statement of operations. For the three months ended September 30, 2009 and 2008, employees exercised stock options to purchase 175,281 and 99,826 shares of common stock, respectively, for aggregate proceeds of approximately $186,000 and $93,000, respectively. For the nine months ended September 30, 2009 and 2008, employees exercised stock options to purchase 623,711 and 1,807,858 shares of common stock, respectively, for aggregate proceeds of approximately $767,000 and $758,000, respectively.
          As of September 30, 2009, total unrecognized estimated compensation cost related to non-vested stock options and non-vested restricted stock awards granted prior to that date was approximately $8.1 million and $421,000, respectively, which is expected to be recognized over a weighted-average period of 2.9 years and 8 months, respectively.
5.     Inventory
          Inventory is stated at the lower of cost or market and consists of the following:

	September 30,	December 31,
	2009	2008
Raw materials	$1,209,428	$435,386
Work in process	28,826	-
Finished goods	-	5,937

	$1,238,254	$441,323

6.     Property and Equipment
          Property and equipment, net consists of the following:

	September 30,	December 31,
	2009	2008
Research equipment	$3,474,635	$2,699,706
Computer and office equipment	1,303,668	1,079,034
Leasehold improvements	976,191	814,067

	5,754,494	4,592,807
Accumulated depreciation and amortization	(3,050,902)	(2,042,882)

	$2,703,592	$2,549,925

          Depreciation and amortization expense totaled approximately $368,000 and $281,000 for the three months ended September 30, 2009 and 2008, respectively, and $1.0 million and $757,000 for the nine months ended September 30, 2009 and 2008, respectively.
7.     Accrued Expenses
          Accrued expenses consist of the following:

	September 30,	December 31,
	2009	2008
Accrued compensation and payroll taxes	$2,791,910	$2,060,866
Accrued research and development expenses	2,266,233	1,543,321
Accrued expenses	691,467	391,710

	$5,749,610	$3,995,897

8.     Deferred Revenue
          Deferred revenue consists of the following:

	September 30,	December 31,
	2009	2008
Collaborative agreements	$47,631,702	$44,905,031
Product sales	10,057,811	4,543,425

Total deferred revenue	57,689,513	49,448,456
Less current portion	4,941,580	3,553,730

Deferred revenue, net of current portion	$52,747,933	$45,894,726

          Roche Partnership - In December 2006, the Company and Roche entered into a license and collaborative agreement for Enhanze Technology (the “Roche Partnership”). Under the terms of the Roche Partnership, Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20, the Company’s proprietary recombinant human hyaluronidase, with up to thirteen Roche target compounds resulting from the collaboration. Roche paid $20.0 million to the Company in December 2006 as an initial upfront payment for the application of rHuPH20 to three pre-defined Roche biologic targets. In addition, through September 30, 2009 Roche paid an aggregate of approximately $13.5 million in connection with Roche’s election of the fourth and fifth exclusive target and annual designation maintenance fees for the remaining Roche targets.
          Due to the Company’s continuing performance obligations, revenues from the upfront payment, exclusive designation fees and annual designation maintenance fees were deferred and are being recognized over the term of the Roche Partnership. The Company recognized revenue from the upfront payment, exclusive designation fees and annual maintenance designation fees under the Roche Partnership in the amounts of approximately $514,000 and $290,000 for the three months ended September 30, 2009 and 2008, respectively, and $1.4 million and $870,000 for the nine months ended September 30, 2009 and 2008, respectively.

          Baxter Partnerships - In September 2007, the Company and Baxter entered into an Enhanze Technology License and Collaboration Agreement (the “Gammagard Partnership”). Under the terms of the Gammagard Partnership, Baxter paid the Company a nonrefundable upfront payment of $10.0 million. Due to the Company’s continuing performance obligations, the $10.0 million upfront payment was deferred and is being recognized over the term of the Gammagard Partnership. The Company recognized revenue from the upfront payment under the Gammagard Partnership in the amount of approximately $152,000 for the three months ended September 30, 2009 and 2008 and $455,000 for the nine months ended September 30, 2009 and 2008.
          In February 2007, the Company and Baxter amended certain existing agreements for HYLENEX and entered into a new agreement for kits and formulations with rHuPH20 (the “HYLENEX Partnership”). Under the terms of the HYLENEX Partnership, Baxter paid the Company a nonrefundable upfront payment of $10.0 million. Due to the Company’s continuing involvement obligations, the $10.0 million upfront payment was deferred and is being recognized over the term of the HYLENEX Partnership. The Company recognized revenue from the upfront payment under the HYLENEX Partnership in the amount of approximately $147,000 for the three months ended September 30, 2009 and 2008 and $440,000 for the nine months ended September 30, 2009 and 2008.
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

	As of September 30,
	2009	2008
Stock options and awards	8,039,524	7,218,070
Warrants	492,857	3,621,964

	8,532,381	10,840,034

10.     Stockholders’ Equity
          In June 2009, the Company issued 6,150,000 shares of common stock in a public offering at a price of $6.50 per share, generating approximately $38.2 million in net proceeds.
          During the nine months ended September 30, 2009 and 2008, holders of the Company’s outstanding options exercised rights to purchase approximately 624,000 and 1.8 million common shares, respectively, at weighted exercise prices of $1.23 and $0.52 per share, respectively, for net proceeds of approximately $767,000 and $758,000, respectively. Options to purchase approximately 7.9 million and 7.3 million shares of the Company’s common stock were outstanding as of September 30, 2009 and December 31, 2008, respectively.
          During the nine months ended September 30, 2009 and 2008, holders of the Company’s outstanding warrants exercised warrants to purchase approximately 2.7 million and 1.2 million shares of common stock, respectively, at weighted exercise prices of $2.02 and $1.05 per share, respectively, for net proceeds of approximately $5.1 million and $1.3 million, respectively. Warrants to purchase approximately 493,000 and 3.2 million shares of the Company’s common stock at weighted exercise prices of $2.25 and $2.05 per share, respectively, were outstanding as of September 30, 2009 and December 31, 2008, respectively. Subsequent to

September 30, 2009, holders of outstanding Company warrants exercised warrants to purchase approximately 493,000 shares of common stock at an exercise price of $2.25 per share for net proceeds of approximately $1.1 million.
11.     Commitments and Contingencies
          From time to time the Company is involved in legal disputes arising in the normal course of its business. The Company is not presently subject to any material litigation or other dispute nor, to management’s knowledge, is any litigation or other proceeding threatened against the Company that collectively is expected to have a material adverse effect on the Company’s consolidated cash flows, financial condition or results of operations.
12.     Subsequent Events
          On October 22, 2009, the Company and Roche announced the commencement of the first Phase 3 clinical trial for a compound directed at an exclusive target. This Phase 3 clinical trial is for a subcutaneously delivered version of Roche’s anticancer biologic, Herceptin® (trastuzumab). Herceptin is approved to treat HER2-positive breast cancer and currently is given intravenously. The initiation of this Phase 3 clinical trial has triggered a milestone payment of $5.0 million to the Company.

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
          Our operations to date have involved organizing and staffing our operating subsidiary, Halozyme, Inc., acquiring, developing and securing our technology and undertaking product development for our existing products and a limited number of product candidates. We continue to increase our focus on our proprietary product pipeline and have expanded investments in our proprietary product candidates. We currently have multiple proprietary programs, two of which are actively in clinical development. We also have three partnered programs. Our key partnerships are with F. Hoffmann-La Roche, Ltd and Hoffmann-La Roche, Inc., or Roche, to apply Enhanze™ Technology to Roche’s biological therapeutic compounds for up to 13 targets and with Baxter Healthcare Corporation, or Baxter, to apply Enhanze Technology to Baxter’s biological therapeutic compound, GAMMAGARD LIQUID™ and to develop and supply active pharmaceutical ingredient, or API, for HYLENEX, a registered trademark of Baxter International, Inc. There are two marketed products that utilize our technology: HYLENEX, a product used as an adjuvant to increase the dispersion and absorption of other injected drugs and fluids, and Cumulase®, a product used for in vitro fertilization, or IVF. Currently, we receive only limited revenue from the sales of HYLENEX and from the sales of bulk materials to the third party that produces Cumulase, in addition to revenues from our partnerships with Baxter and Roche.

          We have product candidates in the research, preclinical and clinical stages, but future revenues from the sales of these product candidates will depend on our ability to develop, manufacture, obtain regulatory approvals for and successfully commercialize product candidates. It may be years, if ever, before we are able to obtain regulatory approvals for these product candidates. We have incurred net operating losses each year since inception, with an accumulated deficit of approximately $159.3 million as of September 30, 2009.
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

Ultrafast Insulin Program
          Our lead proprietary program focuses on the formulation of rHuPH20 with prandial (mealtime) insulins for the treatment of diabetes mellitus. Diabetes mellitus is an increasingly prevalent, costly condition associated with substantial morbidity and mortality. Attaining and maintaining normal blood sugar levels to minimize the long-term clinical risks is a key treatment goal for diabetic patients. Combining rHuPH20 with regular insulin (such combinations are referred to as “Insulin-PH20”) or a rapid acting analog insulin (such combinations are referred to as “Analog-PH20”) facilitates faster insulin dispersion in, and absorption from, the subcutaneous space into the vascular compartment leading to faster insulin response. By making mealtime insulin onset faster, i.e., providing earlier insulin to the blood and thus earlier glucose lowering activity, a combination of insulin with rHuPH20 may yield a better profile of insulin effect, more like that found in healthy, non-diabetic people.
          We have initiated multiple clinical trials in connection with our ultrafast insulin program and we plan on initiating additional trials with both Insulin-PH20 and Analog-PH20. Our strategy is to develop a best in class insulin product with demonstrated clinical benefits for type 1 and 2 diabetes mellitus patients. The status and/or results from some of these trials are summarized below:
•
In October 2009, we announced results from our Phase 1 clinical study which investigated the optimal insulin/rHuPh20 ratios. The results demonstrated faster insulin absorption and increased peak insulin concentrations after co-administration of rHuPH20 with Humalog®, a mealtime insulin analog, and Humulin® R, regular human insulin. The enhanced absorption effects were observed at clinically relevant insulin doses across a broad range of rHuPH20 concentrations. In addition, study results showed accelerated insulin action as measured by glucose infusion rates in this euglycemic glucose clamp study. Results of this study have been used to identify an optimal rHuPH20 dose for accelerating insulin absorption. We presented the initial study results at the International Diabetes Federation Congress in Montreal and will follow with more details at the Diabetes Technology Society meeting in San Francisco in November 2009.

•
In October 2009, we also announced results from our Phase 2 clinical trial in type 1 diabetic patients comparing Humalog with and without rHuPH20 and Humulin R with and without rHuPH20. These results demonstrated faster insulin absorption and increased peak insulin concentrations after co-administration of rHuPH20 with Humalog and rHuPH20 with Humulin R. Study results also showed a significant reduction in postprandial blood glucose levels following administration of a standardized test meal, with improvements in both peak and total hyperglycemic excursions compared to Humalog and Humulin R alone. Mean glucose levels after the meal challenge remained within current treatment targets throughout the eight hour post meal observation period. We presented these results at the European Association for the Study of Diabetes in Vienna. The preliminary results from the study of Humalog with and without rHuPH20 were presented at the American Diabetes Association (ADA) 69th Scientific Sessions in New Orleans in June 2009.

•
In September 2009, we initiated a Phase 1 clinical study that will assess the effects of three approved prandial insulin analogs administered with rHuPH20 compared to each of the analogs alone. This randomized, six-way cross-over design, euglycemic clamp study will compare the postprandial pharmacokinetics and glucodynamics of the insulin analogs.

•
In July 2009, we initiated a Phase 2 clinical study in patients with type 2 diabetes mellitus. This randomized cross-over design study is designed to compare the postprandial glycemic excursions following a standardized test meal for three treatment regimens: insulin lispro (Humalog) with rHuPH20, regular insulin (Humulin R) with rHuPH20 and lispro alone. This Phase 2 study will also investigate the pharmacokinetics and glucodynamics of each treatment.

•
In May 2009, we initiated a Phase 2 clinical trial to compare regular insulin with rHuPH20 to lispro alone. After a one-month observation period that includes dose optimization, patients were randomized to regular insulin with rHuPH20 or lispro and treated for three months. At the end of three months, patients crossover to the other study treatment for another three months. The study will evaluate safety and efficacy.

•
In March 2009, we initiated a Phase 1 clinical trial to test regular insulin with rHuPH20, lispro with rHuPH20 and lispro alone. It was a euglycemic glucose clamp study in 20 healthy subjects that measured pharmacokinetic and glucodynamic parameters over eight hours on two separate administrations with the same test dose of each study drug. Intrapatient insulin absorption can be highly variable and this study evaluates and quantifies the ability of rHuPH20 to produce a more consistent pharmacokinetic profile relative to the pharmacokinetic variability produced by the insulin analog alone. Information regarding the consistency of insulin absorption and action has been collected and the results have been accepted for presentation at the Diabetes Technology Society meeting in San Francisco in November 2009.

PEGPH20
          We are investigating PEGylated-rHuPH20, or PEGPH20, a new molecular entity, as a candidate for the systemic treatment of tumors rich in HA. PEGylation refers to the attachment of polyethylene glycol to our rHuPH20 enzyme, which extends its half life in the blood from less than one minute to more than 24 hours. An estimated 20% to 40% of solid tumors including prostate, breast, pancreas and colon produce significant amounts of HA that forms a halo-like coating over the surface of the tumor cell. The quantity of HA produced by the tumor cells correlates with increased tumor growth and metastasis and has been linked with tumor progression in some studies.
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
          In the first quarter of 2009, we initiated a Phase 1 clinical trial for our PEGPH20 program. This first in human trial with PEGPH20 is a dose-evaluating, multicenter, pharmacokinetic and pharmacodynamic, safety study, in which patients with advanced solid tumors will receive intravenous administration of PEGPH20 as a single agent. Based on initial data from this trial, and after consultation with the FDA, we decided to revise the original trial design to lower the doses of PEGPH20 and to reduce the frequency of doses. These revisions to the trial design have caused us to slightly extend our original estimates for the completion of this trial.
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
          During the first quarter of 2009, we decided to reallocate certain resources previously budgeted for Chemophase to other higher priority programs, such as our ultrafast insulin and PEGPH20 programs. We do not plan on initiating any new clinical trials with Chemophase and we are currently exploring strategic alternatives that will allow the Chemophase program to continue its clinical development.

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
          Compounds directed at three of the Roche exclusive targets are currently in clinical trials. Two compounds are in Phase 1 clinical trials, and the third compound is in a Phase 3 clinical trial. In October 2009, we announced the commencement of the first Phase 3 clinical trial for a compound directed at an exclusive target. This Phase 3 clinical trial is for a subcutaneously delivered version of Roche’s anticancer biologic, Herceptin (trastuzumab). Herceptin is approved to treat HER2-positive breast cancer and currently is given intravenously. Breast cancer is the most common cancer among women worldwide. Each year more than one million new cases of breast cancer are diagnosed worldwide, and nearly 400,000 people will die of the disease annually. In HER2-positive breast cancer, increased quantities of the HER2 protein are present on the surface of the tumor cells. This is known as ‘HER2 positivity’ and affects approximately 20-25% of women with breast cancer. Additional information about this Phase 3 subcutaneous Herceptin clinical trial can be found at clinicaltrials.gov and roche-trials.com.
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

HYLENEX Partnership
          HYLENEX is a formulation of rHuPH20 that, when injected under the skin, facilitates the dispersion and absorption of other injected drugs or fluids. In February 2007, Halozyme and Baxter amended certain existing agreements relating to HYLENEX and entered into a new agreement for kits and formulations with rHuPH20, or the HYLENEX Partnership. Pending the successful completion of a series of regulatory and sales events, Baxter will be obligated to make milestone payments to us as well as royalty payments on the sales of products that result from the partnership. Baxter is responsible for development, manufacturing, clinical, regulatory, sales and marketing costs of the products covered by the HYLENEX Partnership. We will continue to supply Baxter with API for HYLENEX, and Baxter will prepare, fill, finish and package HYLENEX and hold it for subsequent distribution. In October 2009, Baxter announced the commercial launch of HYLENEX recombinant (hyaluronidase human injection) for use in pediatric rehydration at the 2009 American College of Emergency Physicians (ACEP) scientific assembly (Boston). In addition, under the HYLENEX Partnership, Baxter has a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with Baxter hydration fluids and generic small molecule drugs, with the exception of combinations with (i) bisphosphonates, as well as (ii) cytostatic and cytotoxic chemotherapeutic agents, the rights to which have been retained by Halozyme.
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

          Since our inception in 1998 through September 30, 2009, we have incurred research and development expenses of $134.9 million. From January 1, 2006 through September 30, 2009, approximately 8% of our research and development expenses were associated with the research and development of our rHuPH20 enzyme used in our HYLENEX product, and approximately 16% and 14% of our research and development expenses were associated with the development of our ultrafast insulin and PEGPH20 product candidates, respectively. Due to the uncertainty in obtaining the U.S. Food and Drug Administration, or FDA, and other regulatory approvals, our reliance on third parties and competitive pressures, we are unable to estimate with any certainty the additional costs we will incur in the continued development of our proprietary product candidates for commercialization. However, we expect our research and development expenses to increase substantially if we are able to advance our product candidates into later stages of clinical development.
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
          We recognize revenue in accordance with the authoritative guidance on revenue recognition. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.

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
          Share-Based Payments
          We use the fair value method to account for share-based payments with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of authoritative guidance on stock compensation apply to new awards and awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods were not revised for comparative purposes.
          The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model, or Black-Scholes model, that uses assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatilities are based on the historical volatility of our common stock and our peer group. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield in effect at the time of the grant. Since we do not expect to pay dividends on our common stock in the foreseeable future, we estimated the dividend yield to be 0%. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate pre-vesting forfeitures based on our historical experience and those of our peer group.

          If factors change and we employ different assumptions for determination of fair value in future periods, the share-based compensation expense that we record may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our consolidated financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with authoritative guidance on stock compensation using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
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
          Milestone payments that we make in connection with in-licensed technology or product candidates are expensed as incurred when there is uncertainty in receiving future economic benefits from the licensed technology or product candidates. We consider the future economic benefits from the licensed technology or product candidates to be uncertain until such licensed technology or product candidates are approved for marketing by regulatory bodies such as the FDA or when other significant risk factors are abated. For expense accounting purposes, management has viewed future economic benefits for all of our licensed technology or product candidates to be uncertain.
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
          Inventory
          Inventory consists of raw materials used in production, work in process and finished goods inventory on hand related to our HYLENEX and Cumulase products, valued at actual cost. Inventory is reviewed periodically for slow-moving or obsolete items. If a launch of a new product is delayed, inventory may not be fully utilized and could be subject to impairment, at which point we would record a reserve to adjust inventory to its net realizable value.

          Fair Value Measurements
          We determine fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures for all assets and liabilities within the scope of this guidance. This guidance clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The guidance also clarifies its application in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.
          The guidance prioritizes the inputs used in measuring fair value into the following hierarchy:

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
          Cash and cash equivalents of approximately $77.6 million at September 30, 2009 are carried at fair value and are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices for identical securities.
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
Results of Operations
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
          Revenues Under Collaborative Agreements – Revenues under collaborative agreements were approximately $2.6 million for the three months ended September 30, 2009 compared to $2.2 million for the three months ended September 30, 2008. Revenues under collaborative agreements primarily consisted of the amortization of license fees and, where applicable, milestone payments received from Baxter and Roche of approximately $1.8 million and $588,000 for the three months ended September 30, 2009 and 2008, respectively. Revenues under collaborative agreements also included reimbursements for research and development services from Roche of $546,000 and $760,000 and Baxter of $260,000 and $847,000 for the three months ended September 30, 2009 and 2008, respectively. Such reimbursements are for research and development services rendered by us at the request of Baxter and Roche and the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to increase in future periods provided that we meet various clinical and regulatory milestones set forth in such agreements.
          Product Sales – Product sales were $411,000 for the three months ended September 30, 2009 compared to $268,000 for the three months ended September 30, 2008. The increase of $143,000 was primarily due to the increase in sales of Cumulase and API for HYLENEX. Based upon Baxter’s launch of HYLENEX in the fourth quarter of 2009, we expect product sales to increase in future periods due to increased HYLENEX sales.
          Cost of Sales – Cost of sales were $103,000 for the three months ended September 30, 2009 compared to $131,000 for the three months ended September 30, 2008. We expect cost of sales to increase in future periods in the event that product sales increase as expected.

          Research and Development – Research and development expenses were $13.2 million for the three months ended September 30, 2009 compared to $10.1 million for the three months ended September 30, 2008. The increase of $3.1 million, or 31%, was primarily due to the increase in clinical trial expenses of $2.3 million mainly related to our ultrafast insulin program and compensation costs of $1.1 million, of which $120,000 related to increased share-based compensation, primarily due to the increase in our research and development headcount. At September 30, 2009, our headcount for research and development functions totaled 106 employees, compared with 90 employees at September 30, 2008. We expect certain research and development costs to increase in future periods as we increase our research efforts, expand our clinical trials and continue to develop and manufacture our product candidates.
          Selling, General and Administrative – SG&A expenses were $3.7 million for the three months ended September 30, 2009 compared to $3.5 million for the three months ended September 30, 2008.
          Interest Income – Interest income was $29,000 for the three months ended September 30, 2009 compared to $328,000 for the three months ended September 30, 2008. The decrease in interest income was primarily due to lower interest rates and lower average cash and cash equivalent balances in 2009 as compared to the same period in 2008.
          Net Loss – Net loss was $13.9 million, or $0.16 per common share, for the three months ended September 30, 2009 compared to $10.9 million, or $0.14 per common share, for the three months ended September 30, 2008. The increase in net loss was primarily due to an increase in operating expenses.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
          Revenues Under Collaborative Agreements – Revenues under collaborative agreements were approximately $6.6 million for the nine months ended September 30, 2009 compared to $5.2 million for the nine months ended September 30, 2008. Revenues under collaborative agreements primarily consisted of the amortization of license fees and milestone payments received from Baxter and Roche of approximately $4.3 million and $1.8 million for the nine months ended September 30, 2009 and 2008, respectively. Revenues under collaborative agreements also included reimbursements for research and development services from Roche of $1.3 million and $1.6 million and Baxter of $959,000 and $1.8 million for the nine months ended September 30, 2009 and 2008, respectively. Such reimbursements are for research and development services rendered by us at the request of Baxter and Roche and the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to increase in future periods provided that we meet various clinical and regulatory milestones set forth in such agreements.
          Product Sales – Product sales were $669,000 for the nine months ended September 30, 2009 compared to $492,000 for the nine months ended September 30, 2008. The increase of $177,000 was primarily due to an increase in the sales of HYLENEX API. Based upon Baxter’s launch of HYLENEX in the fourth quarter of 2009, we expect product sales to increase in future periods due to increased HYLENEX sales.
          Cost of Sales – Cost of sales were $152,000 for the nine months ended September 30, 2009 compared to $205,000 for the nine months ended September 30, 2008. We expect cost of sales to increase in future periods in the event that product sales increase as expected.
          Research and Development – Research and development expenses were $41.8 million for the nine months ended September 30, 2009 compared to $27.5 million for the nine months ended September 30, 2008. The increase of $14.3 million, or 52%, was primarily due to the increase in clinical trial expenses of $5.0 million mainly related to our ultrafast insulin program and increased compensation costs of $4.7 million, of which $477,000 related to increased share-based compensation, primarily due to the increase in our research and development headcount. At September 30, 2009, our headcount for research and development functions totaled 106 employees, compared with 90 employees at September 30, 2008. Additionally, our outsourced research and development costs increased by $3.9 million related to our various preclinical programs and the manufacturing scale-up of our rHuPH20 enzyme for the nine months ended September 30, 2009. We expect certain research and development costs to increase in future periods as we increase our research efforts, expand our clinical trials and continue to develop and manufacture our product candidates.

          Selling, General and Administrative – SG&A expenses were $11.1 million for the nine months ended September 30, 2009 compared to $11.5 million for the nine months ended September 30, 2008. The decrease of approximately $361,000, or 3%, was primarily due to the decrease in corporate legal expenses of $1.2 million. Legal expenses for the nine months ended September 30, 2008 included $635,000 related to the settlement of an arbitration matter. The decrease was also due to a $450,000 decrease in share-based compensation. The decrease was partially offset by a $1.2 million increase in compensation costs, excluding share-based compensation.
          Interest Income – Interest income was $86,000 for the nine months ended September 30, 2009 compared to $1.6 million for the nine months ended September 30, 2008. The decrease in interest income was primarily due to lower interest rates and lower average cash and cash equivalent balances in 2009 as compared to the same period in 2008.
          Net Loss – Net loss was $45.7 million, or $0.54 per common share, for the nine months ended September 30, 2009 compared to $31.8 million, or $0.40 per common share, for the nine months ended September 30, 2008. The increase in net loss was primarily due to an increase in operating expenses and a decrease in interest income, partially offset by increases in revenues.
Liquidity and Capital Resources
Overview
          Our principal sources of liquidity are our existing cash and cash equivalents. As of September 30, 2009, we had cash and cash equivalents of approximately $77.6 million. We will continue to have significant cash requirements to support our research and development for, seek regulatory approvals of, and develop and manufacture our current product candidates. The amount and timing of cash requirements will depend on the research, development, manufacture, regulatory and market acceptance of our product candidates, if any, and the resources we devote to researching, developing, manufacturing, commercializing and supporting our product candidates.
          We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months. Currently, we anticipate total net cash burn, excluding the proceeds from the financing completed in June 2009, of approximately $30.0 to $35.0 million for the year ending December 31, 2009, depending on the progress of various preclinical and clinical programs, the timing of our manufacturing scale up and the achievement of various milestones under our existing collaborative agreements. We do not expect our revenues to be sufficient to fund operations for several years. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborations and cash that we will raise through future transactions. We may finance future cash needs through any one of the following financing vehicles: (i) the public offering of securities; (ii) new collaborative agreements; (iii) expansions or revisions to existing collaborative relationships; (iv) private financings; and/or (v) other equity or debt financings.
          In November 2008, we filed a shelf registration statement on Form S-3 (Registration No. 333-155787) which allowed us, from time to time, to offer and sell up to $50.0 million of equity or debt securities. In June 2009, we sold approximately $40.0 million of our common stock in a public offering at a price of $6.50 per share. Our existing cash and cash equivalents will not be adequate for our anticipated needs, and we cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds will require us to delay, scale back or eliminate some or all of our research and development programs or delay the launch of our product candidates. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders could result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
Cash Flows
          Net cash used in operations was $29.2 million for the nine months ended September 30, 2009 compared to $26.3 million of net cash used in operations for the nine months ended September 30, 2008.

          Net cash used in investing activities was $898,000 for the nine months ended September 30, 2009 compared to $907,000 for the nine months ended September 30, 2008.
          Net cash provided by financing activities was $44.0 million for the nine months ended September 30, 2009 compared to $2.1 million for the nine months ended September 30, 2008. Net cash provided by financing activities primarily consisted of net proceeds of $38.2 million from the sale of our common stock in June 2009 and $5.8 million from warrant and stock option exercises.
Off-Balance Sheet Arrangements
          As of September 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
          We have generated only minimal revenue from product sales, licensing fees and milestone payments to date and may never generate significant revenues from future product sales, licensing fees and milestone payments. Even if we do achieve significant revenues from product sales, licensing fees and/or milestone payments, we expect to incur significant operating losses over the next few years. We have never been profitable, and we may never become profitable. Through September 30, 2009, we have incurred aggregate net losses of approximately $159.3 million.
If our contract manufacturers are unable to manufacture significant amounts of the API used in our products and product candidates, our product development and commercialization efforts could be delayed or stopped and our collaborative partnerships could be damaged.
          We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc., or Avid, and Cook Pharmica LLC, or Cook, to produce bulk API. These manufacturers each produce API under current Good Manufacturing Practices, or cGMP, for clinical uses. In addition, Avid currently produces API for commercialized products. Avid and Cook will also provide support for the chemistry, manufacturing and controls sections for FDA and other regulatory filings. We rely on their ability to successfully manufacture these batches according to product specifications and Cook has relatively limited experience manufacturing our API. In addition, as a result of our contractual obligations to Roche, we will be required to significantly scale up our commercial API production at Cook during the next few years. If Cook is unable to obtain status as an FDA-approved manufacturing facility, or if either Avid or Cook: (i) are unable to retain status as FDA-approved manufacturing facilities; (ii) are unable to otherwise successfully scale up our API production; or (iii) fail to manufacture the API required by our proprietary and partnered products and product candidates for any other reason, our business will be adversely affected. We have not established, and may not be able to establish, favorable arrangements with additional API manufacturers and suppliers of the ingredients necessary to manufacture the API should the existing manufacturers and suppliers become unavailable or in the event that our existing manufacturers and suppliers are unable to adequately perform their responsibilities. We have attempted to mitigate the impact of supply interruption through the establishment of excess API inventory, but there can be no assurances that this safety stock will be maintained or that it will be sufficient to address any delays, interruptions or other problems experienced by Avid and/or Cook. Any delays, interruptions or other problems regarding the ability of Avid and/or Cook to supply API on a timely basis could: (i) cause the delay of clinical trials or otherwise delay or prevent the regulatory approval of proprietary or partnered product candidates; and (ii) delay or prevent the effective commercialization of proprietary or partnered products. Such delays would likely damage our relationship with our partners under our key collaboration agreements and they would have a material adverse effect on our business and financial condition.
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
          We may not be successful in marketing and promoting our existing product candidates or any other products we develop or acquire in the future. Our sales, marketing and distribution capabilities are very limited. In order to commercialize any products successfully, we must internally develop substantial sales, marketing and distribution capabilities or establish collaborations or other arrangements with third parties to perform these services. We do not have extensive experience in these areas, and we may not be able to establish adequate in-house sales, marketing and distribution capabilities or engage and effectively manage relationships with third parties to perform any or all of such services. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, whose efforts may not meet our expectations or be successful.
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
          The rHuPH20 enzyme is a key technological component of Enhanze Technology, our ultrafast insulin program, HYLENEX and other proprietary and partnered products and product candidates. An adverse development for rHuPH20 (e.g., we are unable to obtain sufficient quantities of rHuPH20, we are unable to obtain or maintain material proprietary rights to rHuPH20, or we discover negative characteristics of rHuPH20) would substantially impact multiple areas of our business, including current and potential partnerships as well as proprietary programs.
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
          The process for obtaining FDA and other regulatory approvals is extensive, time-consuming and costly, and there is no guarantee that the FDA and other regulatory bodies will approve any new drug applications, or NDAs, that may be filed with respect to any of our proprietary or partnered product candidates, or that the timing of any such approval will be appropriate for our desired product launch schedule and other business priorities, which are subject to change. There are no proprietary or partnered product candidates currently in the NDA approval process, and we and our partners may not be successful in obtaining such approvals for any potential products.
Our proprietary and partnered product candidates may not receive regulatory approvals for a variety of reasons, including unsuccessful clinical trials.
          Clinical testing of pharmaceutical products is a long, expensive and uncertain process and the failure of a clinical trial can occur at any stage. Even if initial results of preclinical studies or clinical trial results are promising, we or our partners may obtain different results that fail to show the desired levels of safety and efficacy, or we may not, or our partners may not, obtain applicable regulatory approval for a variety of other reasons. Clinical trials for any of our proprietary or partnered product candidates could be unsuccessful, which would delay or prohibit regulatory approval and commercialization of the product candidates. FDA approval can be delayed, limited or not granted for many reasons, including, among others:
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

•
the FDA may change its formal or informal approval requirements and policies, act contrary to previous guidance, or adopt new regulations; or the FDA may approve a product candidate for indications that are narrow or under conditions that place the product at a competitive disadvantage, which may limit our sales and marketing activities or otherwise adversely impact the commercial potential of a product.
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
          Any approved products, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for these products, are subject to continual requirements and review by the FDA and other regulatory bodies. Regulatory authorities subject a marketed product, its manufacturer and the manufacturing facilities to continual review and periodic inspections. We will be subject to ongoing regulatory requirements, including required submissions of safety and other post-market information and reports, registration requirements, cGMP regulations, requirements regarding the distribution of samples to physicians and recordkeeping requirements. The cGMP regulations include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. We rely on the compliance by our contract manufacturers with cGMP regulations and other regulatory requirements relating to the manufacture of our products. We and our partners are also subject to state laws and registration requirements covering the distribution of our products. Regulatory agencies may change existing requirements or adopt new requirements or policies. We or our partners may be slow to adapt or may not be able to adapt to these changes or new requirements.
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
          During the next twelve months, we may wish to raise additional capital to continue the development of our product candidates or for other corporate purposes. Our current cash position and expected revenues during the next few years will not constitute the amount of capital necessary for us to continue the development of our proprietary product candidates and to fund general operations. In addition, if we engage in acquisitions of companies, products or technology in order to execute our business strategy, we may need to raise additional capital. We expect to raise additional capital in the future through one or more financing vehicles that may be available to us. These financing vehicles currently include: (i) the public offering of securities; (ii) new collaborative agreements; (iii) expansions or revisions to existing collaborative relationships; (iv) private financings; and/or (v) other equity or debt financings.
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
If proprietary or partnered product candidates are approved by regulatory bodies such as the FDA but do not gain market acceptance, our business may suffer and we may not be able to fund future operations.
          Assuming that our proprietary or partnered product candidates obtain the necessary regulatory approvals, a number of factors may affect the market acceptance of these existing product candidates or any other products which are developed or acquired in the future, including, among others:
•	the price of products relative to other therapies for the same or similar treatments;

•	the perception by patients, physicians and other members of the health care community of the effectiveness and safety of these products for their prescribed treatments;

•	our ability to fund our sales and marketing efforts and the ability and willingness of our partners to fund sales and marketing efforts;

•	the degree to which the use of these products is restricted by the approved product label;

•	the effectiveness of our sales and marketing efforts and the effectiveness of the sales and marketing efforts of our partners; and

•	the introduction of generic competitors.
          If these products do not gain market acceptance, we may not be able to fund future operations, including the development or acquisition of new product candidates and/or our sales and marketing efforts for our approved products, which would cause our business to suffer.

          In addition, our proprietary and partnered product candidates will be restricted to the labels approved by applicable regulatory bodies such as the FDA, and these restrictions may limit the marketing and promotion of the ultimate products. If the approved labels are restrictive, the sales and marketing efforts for these products may be negatively affected.
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
          We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low sales prices of our common stock during the twelve months ended September 30, 2009 were $8.09 and $2.60, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:
•	a dispute regarding our failure, or the failure of one of our third party partners, to comply with the terms of a collaboration agreement;

•	the termination, for any reason, of any of our collaboration agreements;

•	the sale of common stock by any significant stockholder, including, but not limited to, direct or indirect sales by members of management or our Board of Directors;

•	the resignation, or other departure, of members of management or our Board of Directors;

•	general negative conditions in the healthcare industry;

•	general negative conditions in the financial markets;

•	the failure, for any reason, to obtain regulatory approval for any of our proprietary or partnered product candidates;

•	the failure, for any reason, to secure or defend our intellectual property position;

•	for those products that are approved by the FDA, the failure of the FDA to approve such products in a timely manner consistent with the FDA’s historical approval process;

•	the suspension of any clinical trial due to safety or patient tolerability issues;

•	the suspension of any clinical trial due to market and/or competitive conditions;

•	our failure, or the failure of our third party partners, to successfully commercialize products approved by applicable regulatory bodies such as the FDA;

•	our failure, or the failure of our third party partners, to generate product revenues anticipated by investors;

•	problems with an API contract manufacturer or a fill and finish manufacturer for any product or product candidate; and

•	the sale of additional debt and/or equity securities by us.
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
          Our proprietary and partnered products have numerous competitors in the United States and abroad including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that have developed competing products. For example, for HYLENEX, such competitors include, but are not limited to, Sigma-Aldrich Corporation, ISTA Pharmaceuticals, Inc., Amphastar Pharmaceuticals, Inc. and Primapharm, Inc. among others. For our Insulin-PH20 and Analog-PH20 product candidates, such competitors may include Biodel Inc. and Mannkind Corporation. These competitors may develop technologies and products that are more effective, safer, or less costly than our current or future proprietary and partnered product candidates or that could render our technologies and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we typically invest all, or substantially all, of our cash in money market funds that invest in government securities, provided that our investment policy also permits investments in a variety of securities including commercial paper and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2009, we did not have any holdings of derivative financial or commodity instruments, or any foreign currency denominated transactions, and all of our cash and cash equivalents were in money market mutual funds and other investments that we believe to be highly liquid.
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
Changes in Internal Control Over Financial Reporting
          There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
          From time to time, we may be involved in disputes, including litigation, relating to claims arising out of operations in the normal course of our business. Any of these claims could subject us to costly legal expenses and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our consolidated results of operations and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations or financial position.
Item 1A. Risk Factors
          We have provided updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The “Risk Factors” section provides updated information in certain areas and, in addition, we deleted a risk factor that dealt with the impact of warrant exercises upon our stock prices. We do not believe the updates and the deletion have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          During the three months ended September 30, 2009, we issued 1,263,429 shares of common stock in connection with the exercise of outstanding common stock purchase warrants. We received aggregate gross proceeds of approximately $2.8 million in connection with these exercises. The shares and underlying warrants were purchased for investment in a private placement exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.
Item 3. Defaults Upon Senior Securities
          Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
          Not applicable.
Item 5. Other Information
          Not applicable.
Item 6. Exhibits

Exhibit	Title

2.1	Agreement and Plan of Merger, dated November 14, 2007, by and between the Registrant and the Registrant’s predecessor Nevada corporation (1)
3.1	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on October 7, 2007 (2)
3.2	Certificate of Designation, Preferences and Rights of the terms of the Series A Preferred Stock (1)
3.3	Bylaws (2)
4.1	Amended Rights Agreement between Corporate Stock Transfer, as rights agent, and Registrant, dated November 12, 2007 (19)
10.1	License Agreement between University of Connecticut and Registrant, dated November 15, 2002 (3)
10.2	First Amendment to the License Agreement between University of Connecticut and Registrant, dated January 9, 2006 (9)
10.3*	Commercial Supply Agreement with Avid Bioservices, Inc. and Registrant, dated February 16, 2005 (7)
10.4*	First Amendment to the Commercial Supply Agreement between Avid Bioservices, Inc. and Registrant, dated December 15, 2006 (14)
10.5*	Clinical Supply Agreement between Cook Pharmica, LLC and Registrant, dated August 15, 2008 (23)
10.6	Form of Common Stock Purchase Warrant (5)
10.7#	DeliaTroph Pharmaceuticals, Inc. 2001 Amended and Restated Stock Plan and form of Stock Option Agreements for options assumed thereunder (6)
10.8	Nonstatutory Stock Option Agreement with Andrew Kim (6)
10.9#	2004 Stock Plan and Form of Option Agreement thereunder (4)
10.10#	Halozyme Therapeutics, Inc. 2005 Outside Directors’ Stock Plan (8)
10.11#	Form of Stock Option Agreement (2005 Outside Directors’ Stock Plan) (12)
10.12#	Form of Restricted Stock Agreement (2005 Outside Directors’ Stock Plan) (12)
10.13#	Halozyme Therapeutics, Inc. 2006 Stock Plan (11)
10.14#	Form of Stock Option Agreement (2006 Stock Plan) (12)
10.15#	Form of Restricted Stock Agreement (2006 Stock Plan) (12)
10.16#	Halozyme Therapeutics, Inc. 2008 Stock Plan (20)
10.17#	Form of Stock Option Agreement (2008 Stock Plan) (26)
10.18#	Form of Restricted Stock Agreement (2008 Stock Plan) (26)
10.19#	Halozyme Therapeutics, Inc. 2008 Outside Directors’ Stock Plan (20)
10.20#	Form of Restricted Stock Agreement (2008 Outside Directors’ Stock Plan) (26)
10.21#	Form of Indemnity Agreement for Directors and Executive Officers (18)
10.22#	Outside Director Compensation Plan (22)
10.23#	2007 Senior Executive Incentive Plan (22)
10.24#	2008 Senior Executive Incentive Structure (21)
10.25#	2009 Senior Executive Incentive Plan (24)
10.26#	Change in Control Policy (21)
10.27#	Severance Policy (22)
10.28*	Amended and Restated Exclusive Distribution Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 14, 2007 (15)
10.29*	Amended and Restated Development and Supply Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 14, 2007 (15)
10.30*	License and Collaboration Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 14, 2007 (15)

10.31*	Enhanze Technology License and Collaboration Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated September 7, 2007 (17)
10.32*	License and Collaboration Agreement between F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and Registrant dated December 5, 2006 (13)
10.33	Sublease Agreement (11404 Sorrento Valley Road), effective as of July 2, 2007 (16)
10.34	Standard Industrial Net Lease (11388 Sorrento Valley Road), effective as of July 26, 2007 (16)
10.35	Underwriting Agreement, dated June 23, 2009, between Halozyme Therapeutics, Inc. and Jefferies & Company, Inc., dated June 23, 2009 (25)
21.1	Subsidiaries of Registrant (10)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed November 20, 2007.
(2)	Incorporated by reference to the Registrant’s definitive proxy statement filed with the SEC on Form DEF14A on October 11, 2007.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Commission on April 23, 2004.
(4)	Incorporated by reference to the Registrant’s amendment number two to the Registration Statement on Form SB-2 filed with the Commission on July 23, 2004.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed October 15, 2004.
(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on October 26, 2004.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 22, 2005.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 6, 2005.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed January 12, 2006.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB/A, filed March 29, 2005.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 24, 2006.
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed August 8, 2006.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, filed December 15, 2006.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 21, 2006.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, filed February 20, 2007.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 31, 2007.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed September 12, 2007.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 20, 2007.
(19)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed March 14, 2008.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 19, 2008.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 21, 2008.
(22)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed May 9, 2008.
(23)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed November 7, 2008.
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 9, 2009.
(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed June 23, 2009.
(26)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2009.

*	Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted from this agreement and have been filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Dated: November 6, 2009	/s/ Jonathan E. Lim
Jonathan E. Lim, MD
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2009	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)