Form 10-Q
period 2010-03-31
HALOZYME THERAPEUTICS INC
filed 2010-05-07
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 91,890,298 as of May 3, 2010.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$55,176,316	$67,464,506
Accounts receivable	2,020,746	4,243,909
Inventory	1,159,551	1,159,551
Prepaid expenses and other assets	4,320,707	1,573,777

Total current assets	62,677,320	74,441,743
Property and equipment, net	2,486,127	2,708,016

Total Assets	$65,163,447	$77,149,759

Liabilities and Stockholders’ (deficit) Equity
Current liabilities:
Accounts payable	$4,250,024	$2,820,491
Accrued expenses	4,084,015	6,083,854
Deferred revenue	5,426,548	5,492,604

Total current liabilities	13,760,587	14,396,949
Deferred revenue, net of current portion	53,830,590	54,989,588
Deferred rent, net of current portion	764,069	859,833

Commitments and contingencies (Note 11)

Stockholders’ (deficit) equity:
Preferred stock — $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.001 par value; 150,000,000 shares authorized; 91,881,570 and 91,681,756 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	91,882	91,682
Additional paid-in capital	180,513,941	178,821,852
Accumulated deficit	(183,797,622)	(172,010,145)

Total stockholders’ (deficit) equity	(3,191,799)	6,903,389

Total Liabilities and Stockholders’ (Deficit) Equity	$65,163,447	$77,149,759

Note:
The balance sheet at December 31, 2009 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Product sales	$397,810	$78,207
Revenues under collaborative agreements	3,043,921	2,694,164

Total revenues	3,441,731	2,772,371

Operating expenses:
Cost of product sales	5,660	4,204
Research and development	11,467,204	14,040,087
Selling, general and administrative	3,757,013	3,486,822

Total operating expenses	15,229,877	17,531,113

Operating loss	(11,788,146)	(14,758,742)

Interest and other income (expense), net	669	33,378

Net loss	$(11,787,477)	$(14,725,364)

Basic and diluted net loss per share	$(0.13)	$(0.18)

Shares used in computing basic and diluted net loss per share	91,610,830	82,429,868

See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
Operating activities:
Net loss	$(11,787,477)	$(14,725,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,228,786	821,956
Depreciation and amortization	410,257	328,639
Loss on disposal of equipment	5,101	2,685
Changes in operating assets and liabilities:
Accounts receivable	2,223,163	6,787,573
Inventory	—	(125,439)
Prepaid expenses and other assets	(2,746,930)	(481,187)
Accounts payable and accrued expenses	(637,995)	(1,138,071)
Deferred rent	(72,504)	16,264
Deferred revenue	(1,225,054)	4,733,554

Net cash used in operating activities	(12,602,653)	(3,779,390)

Investing activities:
Purchases of property and equipment	(149,040)	(318,951)

Net cash used in investing activities	(149,040)	(318,951)

Financing activities:
Proceeds from exercise of stock options, net	463,503	233,983
Proceeds from exercise of warrants, net	—	2,213,515

Net cash provided by financing activities	463,503	2,447,498

Net decrease in cash and cash equivalents	(12,288,190)	(1,650,843)
Cash and cash equivalents at beginning of period	67,464,506	63,715,906

Cash and cash equivalents at end of period	$55,176,316	$62,065,063

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable for purchases of property and equipment	$44,429	$208,251
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization and Business
          Halozyme Therapeutics, Inc. (“Halozyme” or the “Company”) is a biopharmaceutical company dedicated to the development and commercialization of products targeting the extracellular matrix for the endocrinology, oncology, dermatology and drug delivery markets. The Company’s existing products and products under development are based primarily on intellectual property covering the family of human enzymes known as hyaluronidases.
          The Company’s operations to date have involved organizing and staffing the Company, acquiring, developing and securing its technology and undertaking product development for its existing products and a limited number of product candidates. The Company currently has multiple proprietary programs in various stages of research and development. In addition, the Company has entered into a key partnership with F. Hoffmann-La Roche, Ltd and Hoffmann-La Roche, Inc. (“Roche”) to apply Enhanze™ Technology to Roche’s biological therapeutic compounds for up to 13 targets. The Company has also entered into two key partnerships with Baxter Healthcare Corporation (“Baxter”) to apply Enhanze Technology to Baxter’s biological therapeutic compound, GAMMAGARD LIQUID™ and to develop and supply active pharmaceutical ingredient (“API”) for HYLENEX®. Baxter is responsible for the execution of HYLENEX clinical development, sales and marketing strategy. There are two marketed products that utilize the Company’s technology: HYLENEX, a product used as an adjuvant to enhance the dispersion and absorption of other injected drugs and fluids, and Cumulase®, a product used for in vitro fertilization. Currently, the Company receives only limited revenue from the sales of HYLENEX and from the sales of API to the third party that produces Cumulase, in addition to other revenues from its partnerships with Baxter and Roche.
2. Basis of Presentation
          The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Operating results for interim periods are not necessarily indicative of the operating results for an entire fiscal year.
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
3. Pending Adoption of Recent Accounting Pronouncements
          In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition (Topic 605): Milestone Method of Revenue Recognition. ASU No. 2010-17 states that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The milestone method is not required and is not the only acceptable method of revenue recognition for milestone payments. The guidance in ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010 and may be applied prospectively to milestones achieved after the adoption date or retrospectively for all periods presented. Early adoption is permitted provided that the revised guidance is retrospectively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2010-17 to have a material impact on its consolidated financial position or results of operations.
          In September 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU No. 2009-13 requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. ASU No. 2009-13 eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to Accounting Standards Code 605-25. The guidance in ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of ASU No. 2009-13 to have a material impact on its consolidated financial position or results of operations.
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
          Cash equivalents of approximately $51.1 million at March 31, 2010 are carried at fair value and are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices for identical securities.
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
Cost of Product Sales
          Cost of product sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs and freight costs associated with the sales of Cumulase, API for Cumulase and the API for HYLENEX. Cost of product sales associated with the sales of API for HYLENEX is recognized as the product is released which may result in irregular quarterly fluctuations that may not correspond to the amount of revenue recognized from product sales for such quarters.
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
          Milestone payments that the Company makes in connection with in-licensed technology or product candidates are expensed as incurred when there is uncertainty in receiving future economic benefits from the licensed technology or product candidates. The Company considers the future economic benefits from the licensed technology or product candidates to be uncertain until such licensed technology or product candidates are approved for marketing by the U.S. Food and Drug Administration or other regulatory authorities or when other significant risk factors are abated. Management has viewed future economic benefits for all of our licensed technology or product candidates to be uncertain and has expensed these amounts for accounting purposes.
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
Share-Based Compensation
          Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee’s requisite service period. Total share-based compensation expense related to all of the Company’s share-based awards was allocated as follows:

	Three Months Ended
	March 31,
	2010	2009
Research and development	$686,202	$461,246
Selling, general and administrative	542,584	360,710

Share-based compensation expense before tax	1,228,786	821,956
Related income tax benefit	—	—

Share-based compensation expense, net of tax	$1,228,786	$821,956

Net share-based compensation expense per basic and diluted share	$0.01	$0.01

Share-based compensation expense from:
Stock options	$1,058,767	$680,991
Restricted stock awards	170,019	140,965

	$1,228,786	$821,956

          Since the Company has a net operating loss carryforward as of March 31, 2010, no excess tax benefits for the tax deductions related to share-based awards were recognized in the interim unaudited condensed consolidated statement of operations. For the three months ended March 31, 2010 and 2009, employees exercised stock options to purchase 199,814 and 128,117 shares of common stock, respectively, for aggregate proceeds of approximately $464,000 and $234,000, respectively.
          As of March 31, 2010, total unrecognized estimated compensation cost related to non-vested stock options and non-vested restricted stock awards granted prior to that date was approximately $10.3 million and $77,000, respectively, which is expected to be recognized over a weighted-average period of approximately 2.9 years and one month, respectively.

5. Inventory
          Inventory at March 31, 2010 and December 31, 2009 consists of raw materials used in production of HYLENEX and Cumulase products.
6. Property and Equipment
Property and equipment, net consists of the following:

	March 31,	December 31,
	2010	2009
Research equipment	$3,982,228	$3,838,307
Computer and office equipment	1,312,139	1,333,924
Leasehold improvements	987,935	981,140

	6,282,302	6,153,371
Accumulated depreciation and amortization	(3,796,175)	(3,445,355)

	$2,486,127	$2,708,016

          Depreciation and amortization expense totaled approximately $410,000 and $329,000 for the three months ended March 31, 2010 and 2009, respectively.
7. Accrued Expenses
          Accrued expenses consist of the following:

	March 31,	December 31,
	2010	2009
Accrued compensation and payroll taxes	$1,813,728	$2,945,498
Accrued outsourced research and development expenses	1,479,891	2,609,819
Accrued expenses	790,396	528,537

	$4,084,015	$6,083,854

8. Deferred Revenue
          Deferred revenue consists of the following:

	March 31,	December 31,
	2010	2009
Collaborative agreements	$48,772,101	$50,390,400
Product sales	10,485,037	10,091,792

Total deferred revenue	59,257,138	60,482,192
Less current portion	5,426,548	5,492,604

Deferred revenue, net of current portion	$53,830,590	$54,989,588

          Roche Partnership — In December 2006, the Company and Roche entered into a license and collaborative agreement for Enhanze Technology (the “Roche Partnership”). Under the terms of the Roche Partnership, Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20, the Company’s proprietary recombinant human hyaluronidase, and up to thirteen Roche target compounds resulting from the collaboration. Roche paid $20.0 million to the Company in December 2006 as an initial upfront payment for the application of rHuPH20 to three pre-defined Roche biologic targets. In addition, through March 31, 2010 Roche paid an aggregate of approximately $17.0 million in connection with Roche’s election of two additional exclusive targets and annual license fees for the right to designate the remaining targets as exclusive targets.

          Due to the Company’s continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), revenues from the upfront payment, exclusive designation fees and annual license maintenance fees were deferred and are being recognized over the term of the Roche Partnership. The Company recognized revenue from the upfront payment, exclusive designation fees and annual license maintenance fees under the Roche Partnership in the amounts of approximately $530,000 and $441,000 for the three months ended March 31, 2010 and 2009, respectively.
          Baxter Partnerships — In September 2007, the Company and Baxter entered into an Enhanze Technology License and Collaboration Agreement (the “Gammagard Partnership”). Under the terms of the Gammagard Partnership, Baxter paid the Company a nonrefundable upfront payment of $10.0 million. Due to the Company’s continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), the $10.0 million upfront payment was deferred and is being recognized over the term of the Gammagard Partnership. The Company recognized revenue from the upfront payment under the Gammagard Partnership in the amounts of approximately $140,000 and $152,000 for the three months ended March 31, 2010 and 2009, respectively.
          In February 2007, the Company and Baxter amended certain existing agreements for HYLENEX and entered into a new agreement for kits and formulations with rHuPH20 (the “HYLENEX Partnership”). Under the terms of the HYLENEX Partnership, Baxter paid the Company a nonrefundable upfront payment of $10.0 million. Due to the Company’s continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), the $10.0 million upfront payment was deferred and is being recognized over the term of the HYLENEX Partnership. The Company recognized revenue from the upfront payment under the HYLENEX Partnership in the amounts of approximately $135,000 and $147,000 for the three months ended March 31, 2010 and 2009, respectively.
          In addition, Baxter will make payments to the Company based on sales of the products covered under the HYLENEX Partnership. Baxter has prepaid $10.0 million of such product-based payments. The prepaid product-based payments are deferred and are being recognized as product sales revenues as the Company earns such revenues from the sales of HYLENEX by Baxter. The Company recognized revenue from product-based payments in the amounts of approximately $332,000 and $27,000 for the three months ended March 31, 2010 and 2009, respectively.
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

	March 31,
	2010	2009
Stock options and awards	8,807,990	8,063,237
Warrants	—	1,927,715

	8,807,990	9,990,952

10. Stockholders’ Equity
          During the three months ended March 31, 2010 and 2009, holders of the Company’s outstanding options exercised rights to purchase approximately 200,000 and 128,000 common shares, respectively, at weighted exercise prices of $2.32 and $1.83 per share, respectively, for net proceeds of approximately $464,000 and $234,000, respectively. Options to purchase approximately 8.7 million and 7.8 million shares of the Company’s common stock were outstanding as of March 31, 2010 and December 31, 2009, respectively.
          During the three months ended March 31, 2009, holders of the Company’s outstanding warrants exercised warrants to purchase approximately 1.3 million shares of common stock at an exercise price of $1.75 per share for net proceeds of approximately $2.2 million. There were no warrants outstanding as of March 31, 2010 and December 31, 2009.
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
          Our operations to date have involved organizing and staffing our operating subsidiary, Halozyme, Inc., acquiring, developing and securing our technology and undertaking product development for our existing products and a limited number of product candidates. We continue to increase our focus on our proprietary product pipeline and have expanded investments in our proprietary product candidates. We currently have multiple proprietary programs in various stages of research and development. In addition, we have entered into a key partnership with F. Hoffmann-La Roche, Ltd and Hoffmann-La Roche, Inc., or Roche, to apply Enhanze™ Technology to Roche’s biological therapeutic compounds for up to 13 targets. We have also entered into two key partnerships with Baxter Healthcare Corporation, or Baxter, to apply Enhanze Technology to Baxter’s biological therapeutic compound, GAMMAGARD LIQUID™ and to develop and supply active pharmaceutical ingredient, or API, for HYLENEX®. There are two marketed products that utilize our technology: HYLENEX, a product used as an adjuvant to enhance the dispersion and absorption of other injected drugs and fluids, and Cumulase®, a product used for in vitro fertilization, or IVF. Currently, we receive only limited revenue from the sales of HYLENEX and from the sales of API to the third party that produces Cumulase, in addition to other revenues from our partnerships with Baxter and Roche.

          We have product candidates in the research, preclinical and clinical stages, but future revenues from the sales of these product candidates will depend on our ability to develop, manufacture, obtain regulatory approvals for and successfully commercialize product candidates. It may be years, if ever, before we are able to obtain regulatory approvals for these product candidates. We have incurred net operating losses each year since inception, with an accumulated deficit of approximately $183.8 million as of March 31, 2010.
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
Ultrafast Insulin Program
          Our lead proprietary program focuses on the formulation of rHuPH20 with prandial (mealtime) insulins for the treatment of diabetes mellitus. Diabetes mellitus is an increasingly prevalent, costly condition associated with substantial morbidity and mortality. Attaining and maintaining normal blood sugar levels to minimize the long-term clinical risks is a key treatment goal for diabetic patients. Combining rHuPH20 with regular insulin (such combinations are referred to as “Insulin-PH20”) or a rapid acting analog insulin, i.e., insulin lispro (Humalog®), insulin aspart (Novolog®) and insulin glulisine (Apidra®), (such combinations are referred to as “Analog-PH20”) facilitates faster insulin dispersion in, and absorption from, the subcutaneous space into the vascular compartment leading to faster insulin response. By making mealtime insulin onset faster, i.e., providing earlier insulin to the blood and thus earlier glucose lowering activity, a combination of insulin with rHuPH20 may yield a better profile of insulin effect, more like that found in healthy, non-diabetic people.
          The primary goal of our ultrafast insulin program is to develop a best-in-class insulin product, with demonstrated clinical benefits for type 1 and 2 diabetes mellitus patients, in comparison to the current standard of care analog products that participate in the growing $3.8 billion prandial insulin market. We are developing Insulin-PH20 and Analog-PH20 in parallel to explore a maximum range of value creating opportunities. With a more rapidly absorbed, faster acting insulin product, we seek to demonstrate one or more significant improvements relative to existing treatment, such as improved glycemic control, less hypoglycemia, and less weight gain. A number of Phase 1 and Phase 2 clinical pharmacology trials, and registration trial-enabling treatment studies in connection with our ultrafast insulin program are ongoing or planned, that will investigate the various attributes of our insulin product candidates. The status of some of these trials is summarized below:
•
In September 2009, we initiated a Phase 1 clinical study designed to assess the effects of three approved prandial insulin analogs administered with rHuPH20 compared to each of the analogs alone, each delivered at a standardized dose. This randomized, six-way cross-over design, euglycemic clamp study compared the postprandial pharmacokinetics and glucodynamics of the insulin analogs with and without rHuPH20. This study was completed in February 2010, and results from this study will be presented at the American Diabetes Association, or ADA, 70th Scientific Sessions in Orlando in June 2010.

•
In July 2009, we initiated a Phase 2 clinical study in patients with type 2 diabetes mellitus. This randomized cross-over design study was designed to compare the postprandial glycemic excursions following a standardized test meal for three treatment regimens: insulin lispro with rHuPH20, regular insulin with rHuPH20 and lispro alone, each delivered at an individually optimized dose. This study was completed in March 2010, and results from this study will also be presented at the ADA 70th Scientific Sessions in Orlando in June 2010.

•
In May 2009, we initiated a Phase 2 clinical trial to compare regular insulin with rHuPH20 to lispro alone. After a one-month observation period that included dose optimization, patients were randomized to regular insulin with rHuPH20 or lispro and treated for three months. At the end of three months, patients were crossed over to the other study treatment for another three months. This study was designed to evaluate the safety and efficacy of Insulin-PH20 relative to a standard of care therapy, Humalog.

          In the second half of 2010, we intend to initiate two randomized double-blind Phase 2 clinical trials, one in patients with type 1 diabetes and the other in patients with type 2 diabetes, each designed to compare two investigational drug products Aspart-PH20 and Lispro-PH20 for medical benefits such as improved glycemic control (A1C), reduced hypoglycemia, and/or reduced weight gain relative to a standard of care therapy. Each study will have a primary objective of demonstrating non-inferiority in A1C although they will also have sufficient power to demonstrate a meaningful improvement in A1C for either investigational drug relative to the active comparator in either patient population.
PEGPH20
          We are investigating a PEGylated version of the rHuPH20, or PEGPH20, a new molecular entity, as a candidate for the systemic treatment of tumors rich in HA. PEGylation refers to the attachment of polyethylene glycol to our rHuPH20 enzyme, which extends its half life in the blood from less than one minute to approximately 48-72 hours. An estimated 20% to 30% of solid tumors including prostate, breast, pancreas and colon, accumulate significant amounts of HA that forms a halo-like coating over the surface of the tumor cell. The quantity of HA produced by the tumor cells correlates with increased tumor growth and metastasis and has been linked with tumor progression in some studies.
          In preclinical studies, PEGPH20 has been shown to remove the HA coating surrounding several tumor cell lines. Treatment of PC3 (a prostate cancer cell line that produces HA) tumor-bearing mice with PEGPH20 as a single agent demonstrated a slowing of tumor growth relative to controls. Repeat dosing with PEGPH20 produced a sustained depletion of HA in the tumor microenvironment. For tumor models that did not produce HA, the presence of PEGPH20 had no effect. Administration of the combination of PEGPH20 with docetaxel, liposomal doxorubicin and gemcitabine in HA producing animal tumor models produced a significant survival advantage for the combination relative to either chemotherapeutic agent alone.
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
          In the first quarter of 2009, we initiated a Phase 1 clinical trial for our PEGPH20 program. This first in human trial with PEGPH20 is a dose-escalation, multicenter, pharmacokinetic and pharmacodynamic, safety study, in which patients with advanced solid tumors are receiving intravenous administration of PEGPH20 as a single agent. Based on initial data from this trial, and after consultation with the FDA, lower doses of PEGPH20 are now employed at a lower dosing frequency. The study is actively enrolling.
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
          During the first quarter of 2009, we decided to reallocate certain resources previously budgeted for Chemophase to other higher priority programs, such as our ultrafast insulin and PEGPH20 programs. We are not currently conducting any clinical trials with Chemophase, and we do not plan on initiating new clinical trials with Chemophase. We are currently exploring strategic alternatives that will allow the Chemophase program to continue its clinical development.
Enhanze Technology
          Enhanze Technology, a proprietary drug delivery enhancement approach using rHuPH20, is a broad technology that we have licensed to other pharmaceutical companies. When formulated with other injectable drugs, Enhanze Technology can facilitate the subcutaneous dispersion and absorption of these drugs. Molecules as large as 200 nanometers may pass freely through the extracellular matrix, which recovers its normal density within approximately 24 hours, leading to a drug delivery platform which does not permanently alter the architecture of the skin. The principal focus of our Enhanze Technology platform is the use of rHuPH20 to facilitate subcutaneous route of administration for large molecule biological therapeutics, some of which currently require intravenous administration. Potential benefits of subcutaneous administration of these biologics include life cycle management, patient convenience, reductions in infusion reactions and benefits to payors.
          We currently have Enhanze Technology partnerships with Roche and Baxter and we are currently pursuing additional partnerships with biopharmaceutical companies that market or develop drugs that could benefit from injection via the subcutaneous route of administration.
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
          Compounds directed at three of the Roche exclusive targets have previously commenced clinical trials. One compound is in a Phase 1 clinical trial, one compound has completed a Phase 1 clinical trial and the third compound is in a Phase 3 clinical trial. In October 2009, Roche commenced the first Phase 3 clinical trial for a compound directed at an exclusive target. This Phase 3 clinical trial is for a subcutaneously delivered version of Roche’s anticancer biologic, Herceptin (trastuzumab). The study will investigate the pharmacokinetics, efficacy and safety of subcutaneous Herceptin in patients with HER2-positive breast cancer as part of adjuvant treatment. Herceptin is approved to treat HER2-positive breast cancer and currently is given intravenously. Breast cancer is the most common cancer among women worldwide. Each year more than one million new cases of breast cancer are diagnosed worldwide, and nearly 400,000 people will die of the disease annually. In HER2-positive breast cancer, increased quantities of the HER2 protein are present on the surface of the tumor cells. This is known as ‘HER2 positivity’ and affects approximately 20-25% of women with breast cancer.
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
          Baxter Gammagard Partnership
          GAMMAGARD LIQUID is a current Baxter product that is indicated for the treatment of primary immunodeficiency disorders associated with defects in the immune system. In September 2007, Halozyme and Baxter entered into an Enhanze Technology partnership, or the Gammagard Partnership. Under the terms of this partnership, Baxter obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with GAMMAGARD LIQUID. Pending the successful completion of various regulatory and sales milestones, Baxter will be obligated to make milestone payments to us as well as royalty payments on the sales of products that result from the partnership. Baxter is responsible for all development, manufacturing, clinical, regulatory, sales and marketing costs under the Gammagard Partnership, while we will be responsible for the supply of the rHuPH20 enzyme. In addition, Baxter has certain product development and commercialization obligations in major markets identified in the Gammagard License. In January of 2009, Baxter commenced a Phase 3 clinical trial for GAMMAGARD LIQUID with rHuPH20, and in July 2009, the enrollment for this study was completed.
HYLENEX Partnership
          HYLENEX is a formulation of rHuPH20 that, when injected under the skin, enhances the dispersion and absorption of other injected drugs or fluids. In February 2007, Halozyme and Baxter amended certain existing agreements relating to HYLENEX and entered into a new agreement for kits and formulations with rHuPH20, or the HYLENEX Partnership. Pending the successful completion of a series of regulatory and sales events, Baxter will be obligated to make milestone payments to us as well as royalty payments on the sales of products that result from the partnership. Baxter is responsible for development, manufacturing, clinical, regulatory, sales and marketing costs of the products covered by the HYLENEX Partnership. We will continue to supply Baxter with API for HYLENEX, and Baxter will prepare, fill, finish and package HYLENEX and hold it for subsequent distribution. In October 2009, Baxter commenced the commercial launch of HYLENEX recombinant (hyaluronidase human injection) for use in pediatric rehydration at the 2009 American College of Emergency Physicians (ACEP) scientific assembly (Boston). In addition, under the HYLENEX Partnership, Baxter has a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with Baxter hydration fluids and generic small molecule drugs, with the exception of combinations with (i) bisphosphonates, (ii) cytostatic and cytotoxic chemotherapeutic agents and (iii) proprietary small molecule drugs, the rights to which have been retained by Halozyme.

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
Costs and Expenses
          Cost of Product Sales. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, and freight costs associated with the API for Cumulase and HYLENEX. Cost of product sales associated with the sales of API for HYLENEX is recognized as the product is released which may result in irregular quarterly fluctuations that may not correspond to the amount of revenue recognized from product sales for such quarters.
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
          Since our inception in 1998 through March 31, 2010, we have incurred research and development expenses of $161.2 million. From January 1, 2007 through March 31, 2010, approximately 21% and 15% of our research and development expenses were associated with the development of our ultrafast insulin and PEGPH20 product candidates, respectively. Due to the uncertainty in obtaining the U.S. Food and Drug Administration, or FDA, and other regulatory approvals, our reliance on third parties and competitive pressures, we are unable to estimate with any certainty the additional costs we will incur in the continued development of our proprietary product candidates for commercialization. However, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development.
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
          We recognize revenues in accordance with the authoritative guidance on revenue recognition. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.
          Product Sales
          Revenues from the sales of API for Cumulase are recognized when the transfer of ownership occurs, which is upon shipment to our distributor. We are obligated to accept returns for product that does not meet product specifications. Historically, we have not had any product returns as a result of not meeting product specifications.
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
          Share-Based Payments
          We use the fair value method to account for share-based payments in accordance with the authoritative guidance for stock compensation. The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model, or Black-Scholes model, that uses assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield in effect at the time of the grant. Since we do not expect to pay dividends on our common stock in the foreseeable future, we estimated the dividend yield to be 0%. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate pre-vesting forfeitures based on our historical experience.
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
          Research and Development Expenses
          Research and development expenses include salaries and benefits, facilities and other overhead expenses, external clinical trials, research-related manufacturing services, contract services and other outside expenses. Research and development expenses are charged to operations as incurred when these expenditures relate to our research and development efforts and have no alternative future uses.
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
          The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Refer to our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, which contain accounting policies and other disclosures required by U.S. GAAP.
Results of Operations
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
          Product Sales — Product sales were $398,000 for the three months ended March 31, 2010 compared to $78,000 for the three months ended March 31, 2009. The increase of $320,000 was primarily due to the increase in amortization of product-based payment resulted from the increased sales of HYLENEX. Based upon Baxter’s launch of HYLENEX in the fourth quarter of 2009 and potential supply shortages for similar products, we expect product sales to increase in future periods due to increased HYLENEX sales.
          Revenues Under Collaborative Agreements — Revenues under collaborative agreements were approximately $3.0 million for the three months ended March 31, 2010 compared to $2.7 million for the three months ended March 31, 2009. Revenues under collaborative agreements primarily consisted of the amortization of license fees and, where applicable, milestone payments received from Baxter and Roche of approximately $804,000 and $1.7 million for the three months ended March 31, 2010 and 2009, respectively. Revenues under collaborative agreements also included reimbursements for research and development services from Baxter of $1.5 million and $424,000 and Roche of $566,000 and $531,000 for the three months ended March 31, 2010 and 2009, respectively. Such reimbursements are for research and development services rendered by us at the request of Roche and Baxter and the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to increase in future periods provided that we meet various clinical and regulatory milestones set forth in such agreements.
          Cost of Product Sales — Cost of product sales were $6,000 for the three months ended March 31, 2010 compared to $4,000 for the three months ended March 31, 2009.
          Research and Development — Research and development expenses were $11.5 million for the three months ended March 31, 2010 compared to $14.0 million for the three months ended March 31, 2009. The decrease of $2.5 million, or 18%, was primarily due to a $2.1 million decrease in research-related manufacturing activities and a $1.2 million decrease in clinical trial expenses mainly related to ultrafast insulin clinical trials. The decrease was partially offset by increases in other research activities. We expect research and development costs to increase in future periods as we increase our research efforts, expand our clinical trials and continue to develop and manufacture our product candidates.
          Selling, General and Administrative — SG&A expenses were $3.8 million for the three months ended March 31, 2010 compared to $3.5 million for the three months ended March 31, 2009. The increase of $0.3 million is mainly due to increases in stock compensation expense and market research activities.
          Interest and Other Income (Expense), Net — Interest and other income (expense) consisted of interest income of $3,000 for the three months ended March 31, 2010 compared to $38,000 for the three months ended March 31, 2009. The decrease in interest income was primarily due to lower interest rates and lower average cash and cash equivalent balances in 2010 as compared to the same period in 2009. Interest and other income (expense) also included other expense of $2,000 and $5,000 for the three months ended March 31, 2010 and 2009, respectively.
          Net Loss — Net loss was $11.8 million, or $0.13 per common share, for the three months ended March 31, 2010 compared to $14.7 million, or $0.18 per common share, for the three months ended March 31, 2009. The decrease in net loss was primarily due to a decrease in operating expenses.
Liquidity and Capital Resources
Overview
          Our principal sources of liquidity are our existing cash and cash equivalents. As of March 31, 2010, we had cash and cash equivalents of approximately $55.2 million. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements will depend on the success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and other commercialization activities.
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
Cash Flows
          Net cash used in operations was $12.6 million for the three months ended March 31, 2010 compared to $3.8 million of net cash used in operations for the three months ended March 31, 2009. The change was primarily due to a $9.9 million decrease in receipts from partnership payments as compared to the same period in 2009. The decrease was partially offset by decreased operating expenses of $2.3 million in the three months ended March 31, 2010 as compared to the same period in 2009.
          Net cash used in investing activities was $149,000 for the three months ended March 31, 2010 compared to $319,000 for the three months ended March 31, 2009. This was primarily due to a decrease in purchases of property and equipment in the three months ended March 31, 2010.
          Net cash provided by financing activities was $464,000 for the three months ended March 31, 2010 compared to $2.4 million for the three months ended March 31, 2009. Net cash provided by financing activities primarily consisted of net proceeds from stock option exercises. Net cash provided by financing activities for the three months ended March 31, 2009 also consisted of $2.2 million in net proceeds from warrant exercises.
Off-Balance Sheet Arrangements
          As of March 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
          Relative to expenses incurred in our operations, we have generated only minimal revenue from product sales, licensing fees and milestone payments to date and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, licensing fees and/or milestone payments, we expect to incur significant operating losses over the next few years. We have never been profitable, and we may never become profitable. Through March 31, 2010, we have incurred aggregate net losses of approximately $183.8 million.

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
          Our partners are responsible for providing certain proprietary materials that are essential components of our partnered product candidates. For example, Roche is responsible for producing the Herceptin and MabThera required for its subcutaneous product candidates and Baxter is responsible for producing the GAMMAGARD LIQUID for its product candidate. If a partner, or any applicable third party service provider of a partner, encounters difficulties in the manufacture, storage, delivery, fill, finish or packaging of either components of the partnered product candidate or the partnered product candidate itself, such difficulties could: (i) cause the delay of clinical trials or otherwise delay or prevent the regulatory approval of partnered product candidates; and/or (ii) delay or prevent the effective commercialization of partnered products. Such delays could have a material adverse effect on our business and financial condition. In January 2010, Baxter received a Warning Letter from the FDA regarding observations made by the agency following inspections of Baxter’s manufacturing facility in Lessines, Belgium. The Warning Letter identified a number of issues associated with certain fill and finish processes and controls relating to GAMMAGARD LIQUID therapy. On March 22, 2010 the FDA indicated that the issues raised in the Warning Letter had been addressed by Baxter. We do not expect these issues to impact the development of the GAMMAGARD LIQUID product candidate.
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
          We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low sales prices of our common stock during the twelve months ended March 31, 2010 were $8.67 and $5.07, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we typically invest all, or substantially all, of our cash in money market funds that invest primarily in government securities. Our investment policy also permits investments in a variety of securities including commercial paper and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2010, we did not have any holdings of derivative financial or commodity instruments, or any foreign currency denominated transactions, and all of our cash and cash equivalents were in money market mutual funds and other investments that we believe to be highly liquid.
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
Changes in Internal Control Over Financial Reporting
          There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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

Item 1A. Risk Factors
          We have provided updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The “Risk Factors” section provides updated information in certain areas. We do not believe the updates have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Not applicable.

Item 3. Defaults Upon Senior Securities
          Not applicable.
Item 4. (Removed and Reserved)
Item 5. Other Information
          Not applicable.
Item 6. Exhibits

Exhibit	Title
2.1	Agreement and Plan of Merger, dated November 14, 2007, by and between the Registrant and the Registrant’s predecessor Nevada corporation (1)
3.1	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on October 7, 2007 (2)
3.2	Certificate of Designation, Preferences and Rights of the terms of the Series A Preferred Stock (1)
3.3	Bylaws (2)
4.1	Amended Rights Agreement between Corporate Stock Transfer, as rights agent, and Registrant, dated November 12, 2007 (16)
10.1	License Agreement between University of Connecticut and Registrant, dated November 15, 2002 (3)
10.2	First Amendment to the License Agreement between University of Connecticut and Registrant, dated January 9, 2006 (7)
10.3*	Clinical Supply Agreement between Cook Pharmica, LLC and Registrant, dated August 15, 2008 (20)
10.4#	DeliaTroph Pharmaceuticals, Inc. 2001 Amended and Restated Stock Plan and form of Stock Option Agreements for options assumed thereunder (5)
10.5#	2004 Stock Plan and Form of Option Agreement thereunder (4)
10.6#	Halozyme Therapeutics, Inc. 2005 Outside Directors’ Stock Plan (6)
10.7#	Form of Stock Option Agreement (2005 Outside Directors’ Stock Plan) (10)
10.8#	Form of Restricted Stock Agreement (2005 Outside Directors’ Stock Plan) (10)
10.9#	Halozyme Therapeutics, Inc. 2006 Stock Plan (9)
10.10#	Form of Stock Option Agreement (2006 Stock Plan) (10)
10.11#	Form of Restricted Stock Agreement (2006 Stock Plan) (10)
10.12#	Halozyme Therapeutics, Inc. 2008 Stock Plan (17)
10.13#	Form of Stock Option Agreement (2008 Stock Plan) (23)
10.14#	Form of Restricted Stock Agreement (2008 Stock Plan) (23)
10.15#	Halozyme Therapeutics, Inc. 2008 Outside Directors’ Stock Plan (17)
10.16#	Form of Restricted Stock Agreement (2008 Outside Directors’ Stock Plan) (23)
10.17#	Form of Indemnity Agreement for Directors and Executive Officers (15)
10.18#	Outside Director Compensation Plan (19)
10.19#	2009 Senior Executive Incentive Plan (21)
10.20#	2010 Senior Executive Incentive Plan (24)
10.21#	Change in Control Policy (18)
10.22#	Severance Policy (19)
10.23*	Amended and Restated Exclusive Distribution Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 14, 2007 (12)
10.24*	Amended and Restated Development and Supply Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 14, 2007 (12)
10.25*	License and Collaboration Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated February 14, 2007 (12)
10.26*	Enhanze Technology License and Collaboration Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated September 7, 2007 (14)
10.27*	License and Collaboration Agreement between F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and Registrant dated December 5, 2006 (11)
10.28	Sublease Agreement (11404 Sorrento Valley Road), effective as of July 2, 2007 (13)

Exhibit	Title
10.29	Standard Industrial Net Lease (11388 Sorrento Valley Road), effective as of July 26, 2007 (13)
10.30	Underwriting Agreement between Halozyme Therapeutics, Inc. and Jefferies & Company, Inc., dated June 23, 2009 (22)
21.1	Subsidiaries of Registrant (8)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed November 20, 2007.

(2)	Incorporated by reference to the Registrant’s definitive proxy statement filed with the SEC on Form DEF14A on October 11, 2007.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Commission on April 23, 2004.

(4)	Incorporated by reference to the Registrant’s amendment number two to the Registration Statement on Form SB-2 filed with the Commission on July 23, 2004.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on October 26, 2004.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 6, 2005.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed January 12, 2006.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB/A, filed March 29, 2005.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 24, 2006.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed August 8, 2006.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, filed December 15, 2006.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, filed February 20, 2007.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 31, 2007.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed September 12, 2007.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 20, 2007.

(16)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed March 14, 2008.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 19, 2008.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 21, 2008.

(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed May 9, 2008.

(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed November 7, 2008.

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 9, 2009.

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed June 23, 2009.

(23)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2009.

(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 8, 2010.

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

Halozyme Therapeutics, Inc., a Delaware corporation
Dated: May 7, 2010	/s/ Jonathan E. Lim
Jonathan E. Lim, MD
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2010	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)