Form 10-Q
period 2010-06-30
HALOZYME THERAPEUTICS INC
filed 2010-08-06
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 92,024,742 as of August 2, 2010.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$41,312,426	$67,464,506
Accounts receivable	2,253,771	4,243,909
Inventory	1,081,876	1,159,551
Prepaid expenses and other assets	4,676,229	1,573,777

Total current assets	49,324,302	74,441,743
Property and equipment, net	2,161,549	2,708,016

Total Assets	$51,485,851	$77,149,759

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$2,101,349	$2,820,491
Accrued expenses	4,134,661	6,083,854
Deferred revenue	4,825,735	5,492,604

Total current liabilities	11,061,745	14,396,949
Deferred revenue, net of current portion	53,857,056	54,989,588
Deferred rent, net of current portion	684,315	859,833

Commitments and contingencies (Note 11)

Stockholders’ (deficit) equity:
Preferred stock — $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.001 par value; 150,000,000 shares authorized; 92,010,298 and 91,681,756 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	92,010	91,682
Additional paid-in capital	181,739,270	178,821,852
Accumulated deficit	(195,948,545)	(172,010,145)

Total stockholders’ (deficit) equity	(14,117,265)	6,903,389

Total Liabilities and Stockholders’ (Deficit) Equity	$51,485,851	$77,149,759

Note:	The balance sheet at December 31, 2009 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Product sales	$199,530	$179,951	$597,340	$258,158
Revenues under collaborative agreements	3,013,823	1,246,205	6,057,744	3,940,369

Total revenues	3,213,353	1,426,156	6,655,084	4,198,527

Operating expenses:
Cost of product sales	83,539	45,097	89,199	49,301
Research and development	11,924,406	14,561,137	23,391,610	28,601,224
Selling, general and administrative	3,357,486	3,903,642	7,114,499	7,390,464

Total operating expenses	15,365,431	18,509,876	30,595,308	36,040,989

Operating loss	(12,152,078)	(17,083,720)	(23,940,224)	(31,842,462)

Interest and other income, net	1,155	23,695	1,824	57,073

Net loss	$(12,150,923)	$(17,060,025)	$(23,938,400)	$(31,785,389)

Basic and diluted net loss per share	$(0.13)	$(0.21)	$(0.26)	$(0.38)

Shares used in computing basic and diluted net loss per share	91,766,799	82,990,107	91,689,909	82,807,253

See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009
Operating activities:
Net loss	$(23,938,400)	$(31,785,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,420,286	1,870,766
Depreciation and amortization	799,629	680,071
Loss on disposal of equipment	9,609	2,685
Changes in operating assets and liabilities:
Accounts receivable	1,990,138	6,371,317
Inventory	77,675	(362,211)
Prepaid expenses and other assets	(3,102,452)	(120,436)
Accounts payable and accrued expenses	(2,706,739)	(616,029)
Deferred rent	(144,717)	26,616
Deferred revenue	(1,799,401)	9,234,991

Net cash used in operating activities	(26,394,372)	(14,697,619)

Investing activities:
Purchases of property and equipment	(255,168)	(746,709)

Net cash used in investing activities	(255,168)	(746,709)

Financing activities:
Proceeds from exercise of stock options	497,460	581,299
Proceeds from issuance of common stock, net	—	38,174,371
Proceeds from exercise of warrants, net	—	2,213,515

Net cash provided by financing activities	497,460	40,969,185

Net (decrease) increase in cash and cash equivalents	(26,152,080)	25,524,857
Cash and cash equivalents at beginning of period	67,464,506	63,715,906

Cash and cash equivalents at end of period	$41,312,426	$89,240,763

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable for purchases of property and equipment	$7,603	$32,788
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
     The Company’s operations to date have involved organizing and staffing the Company, acquiring, developing and securing its technology and undertaking product development for its existing products and a limited number of product candidates. The Company currently has multiple proprietary programs in various stages of research and development. In addition, the Company has entered into a key partnership with F. Hoffmann-La Roche, Ltd and Hoffmann-La Roche, Inc. (“Roche”) to apply Enhanze™ Technology to Roche’s biological therapeutic compounds for up to 13 targets. The Company has also entered into two key partnerships with Baxter Healthcare Corporation (“Baxter”) to apply Enhanze Technology to Baxter’s biological therapeutic compound, GAMMAGARD LIQUID™ and to develop and supply active pharmaceutical ingredient (“API”) for HYLENEX® (hyaluronidase human injection). Baxter is responsible for the execution of HYLENEX clinical development, sales and marketing strategy. There are two marketed products that utilize the Company’s technology: HYLENEX, a product used as an adjuvant to enhance the dispersion and absorption of other injected drugs and fluids, and Cumulase®, a product used for in vitro fertilization. Currently, the Company receives only limited revenue from the sales of HYLENEX and from the sales of API to the third party that produces Cumulase, in addition to other revenues from its partnerships with Baxter and Roche.
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
     Cash equivalents of approximately $38.1 million at June 30, 2010 are carried at fair value and are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices for identical securities.
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
     In accordance with the Amended and Restated Development and Supply Agreement (the “HYLENEX Partnership”) with Baxter, the Company supplies Baxter with API for HYLENEX at its fully burdened cost plus a margin. Baxter fills and finishes HYLENEX and holds it for subsequent distribution, at which time the Company ensures it meets product specifications and releases it as available for sale. Because of the Company’s continued involvement in the development and production process of HYLENEX, the earnings process is not considered to be complete. Accordingly, the Company defers the revenue and related product costs on the API for HYLENEX until the product is filled, finished, packaged and released. Baxter may only return the API for HYLENEX to the Company if it does not conform to the specified criteria set forth in the HYLENEX Partnership or upon termination of such agreement. The Company has historically demonstrated that the API shipped to Baxter has consistently met the specified criteria; therefore, no allowance for returns of API has been established.
     In addition, the Company receives product-based payments upon the sale of HYLENEX by Baxter, in accordance with the terms of the HYLENEX Partnership. Product sales revenues are recognized as the Company earns such revenues based on Baxter’s shipments of HYLENEX to its distributors when such amounts can be reasonably estimated. On May 17, 2010, the Company and Baxter notified the U.S. Food and Drug Administration (“FDA”) of the voluntary recall of HYLENEX due to the discovery of small flake-like glass particles in some vials of HYLENEX. In connection with the recall, the Company did not recognize any royalty revenues from the product sales in the quarter ended June 30, 2010 based on management’s assessment that these product sales will be returned.
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
Share-Based Compensation
     Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee’s requisite service period. Total share-based compensation expense related to all of the Company’s share-based awards was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Research and development	$671,667	$506,762	$1,357,868	$968,008
Selling, general and administrative	519,834	542,048	1,062,418	902,758

Share-based compensation expense before tax	1,191,501	1,048,810	2,420,286	1,870,766
Related income tax benefit	—	—	—	—

Share-based compensation expense, net of tax	$1,191,501	$1,048,810	$2,420,286	$1,870,766

Net share-based compensation expense per basic and diluted share	$0.01	$0.01	$0.03	$0.02

Share-based compensation expense from:
Stock options	$1,037,626	$737,474	$2,096,392	$1,418,465
Restricted stock awards	153,875	311,336	323,894	452,301

	$1,191,501	$1,048,810	$2,420,286	$1,870,766

     Since the Company has a net operating loss carryforward as of June 30, 2010, no excess tax benefits for the tax deductions related to share-based awards were recognized in the interim unaudited condensed consolidated statement of operations. For the three months ended June 30, 2010 and 2009, employees exercised stock options to purchase 8,728 and 320,313 shares of common stock, respectively, for aggregate proceeds of approximately $34,000 and $347,000, respectively. For the six months ended June 30, 2010 and 2009, employees exercised stock options to purchase 208,542 and 448,430 shares of common stock, respectively, for aggregate proceeds of approximately $497,000 and $581,000, respectively.
     As of June 30, 2010, total unrecognized estimated compensation cost related to non-vested stock options and non-vested restricted stock awards granted prior to that date was approximately $9.3 million and $844,000, respectively, which is expected to be recognized over a weighted-average period of approximately 2.7 years and six months, respectively.
5. Inventory
     Inventory at June 30, 2010 and December 31, 2009 consists of raw materials used in production of HYLENEX and Cumulase products.
6. Property and Equipment
     Property and equipment, net consists of the following:

	June 30,	December 31,
	2010	2009
Research equipment	$4,042,565	$3,838,307
Computer and office equipment	1,271,826	1,333,924
Leasehold improvements	987,935	981,140

	6,302,326	6,153,371
Accumulated depreciation and amortization	(4,140,777)	(3,445,355)

	$2,161,549	$2,708,016

     Depreciation and amortization expense totaled approximately $389,000 and $351,000 for the three months ended June 30, 2010 and 2009, respectively, and $800,000 and $680,000 for the six months ended June 30, 2010 and 2009, respectively.
7. Accrued Expenses
     Accrued expenses consist of the following:

	June 30,	December 31,
	2010	2009
Accrued compensation and payroll taxes	$2,435,681	$2,945,498
Accrued outsourced research and development expenses	905,065	2,609,819
Accrued expenses	793,915	528,537

	$4,134,661	$6,083,854

8. Deferred Revenue
     Deferred revenue consists of the following:

	June 30,	December 31,
	2010	2009
Collaborative agreements	$47,938,303	$50,390,400
Product sales	10,744,488	10,091,792

Total deferred revenue	58,682,791	60,482,192
Less current portion	4,825,735	5,492,604

Deferred revenue, net of current portion	$53,857,056	$54,989,588

     Roche Partnership — In December 2006, the Company and Roche entered into a license and collaborative agreement for Enhanze Technology (the “Roche Partnership”). Under the terms of the Roche Partnership, Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20, the Company’s proprietary recombinant human hyaluronidase, and up to thirteen Roche target compounds resulting from the collaboration. Roche paid $20.0 million to the Company in December 2006 as an initial upfront payment for the application of rHuPH20 to three pre-defined Roche biologic targets. In addition, through June 30, 2010 Roche paid an aggregate of approximately $17.0 million in connection with Roche’s election of two additional exclusive targets and annual license fees for the right to designate the remaining targets as exclusive targets.
     Due to the Company’s continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), revenues from the upfront payment, exclusive designation fees and annual license maintenance fees were deferred and are being recognized over the term of the Roche Partnership. The Company recognized revenue from the upfront payment, exclusive designation fees and annual license maintenance fees under the Roche Partnership in the amounts of approximately $530,000 and $458,000 for the three months ended June 30, 2010 and 2009, respectively, and $1.1 million and $900,000 for the six months ended June 30, 2010 and 2009, respectively.
     Baxter Partnerships — In September 2007, the Company and Baxter entered into an Enhanze Technology License and Collaboration Agreement (the “Gammagard Partnership”). Under the terms of the Gammagard Partnership, Baxter paid the Company a nonrefundable upfront payment of $10.0 million. Due to the Company’s continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), the $10.0 million upfront payment was deferred and is being recognized over the term of the Gammagard Partnership. The Company recognized revenue from the upfront payment under the Gammagard Partnership in the amounts of approximately $140,000 and $152,000 for the three months ended June 30, 2010 and 2009, respectively, and $279,000 and $303,000 for the six months ended June 30, 2010 and 2009, respectively.
     In February 2007, the Company and Baxter amended certain existing agreements for HYLENEX and entered into a new agreement for kits and formulations with rHuPH20 (the “HYLENEX Partnership”). Under the terms of the HYLENEX Partnership, Baxter paid the Company a nonrefundable upfront payment of $10.0 million. Due to the Company’s continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), the $10.0 million upfront payment was deferred and is being recognized over the term of the HYLENEX Partnership. The Company recognized revenue from the upfront payment under the HYLENEX Partnership in the amounts of approximately $135,000 and $147,000 for the three months ended June 30, 2010 and 2009, respectively, and $270,000 and $293,000 for the six months ended June 30, 2010 and 2009, respectively.
     In addition, Baxter will make payments to the Company based on sales of the products covered under the HYLENEX Partnership. Baxter has prepaid $10.0 million of such product-based payments. The prepaid product-based payments are deferred and are being recognized as product sales revenues as the Company earns such revenues from the sales of HYLENEX by Baxter. The Company recognized revenue from product-based payments in the amounts of approximately $0 and $30,000 for the three months ended June 30, 2010 and 2009, respectively, and $332,000 and $57,000 for the six months ended June 30, 2010 and 2009, respectively.
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

	As of June 30,
	2010	2009
Stock options and awards	8,892,438	8,010,845
Warrants	—	1,756,286

	8,892,438	9,767,131

10. Stockholders’ (Deficit) Equity
     During the six months ended June 30, 2010 and 2009, holders of the Company’s outstanding options exercised rights to purchase approximately 209,000 and 448,000 common shares, respectively, at weighted exercise prices of $2.39 and $1.30 per share, respectively, for net proceeds of approximately $497,000 and $581,000, respectively. Options to purchase approximately 8.7 million and 7.8 million shares of the Company’s common stock were outstanding as of June 30, 2010 and December 31, 2009, respectively.
     During the six months ended June 30, 2009, holders of the Company’s outstanding warrants exercised warrants to purchase approximately 1.4 million shares of common stock at an exercise price of $1.81 per share for net proceeds of approximately $2.2 million. There were no warrants outstanding as of June 30, 2010 and December 31, 2009.
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
     On May 16, 2010, the Company delivered a notice of breach to Baxter due to Baxter’s failure to provide HYLENEX in accordance with the terms of existing development and supply contracts. In the event that Baxter is unable to remedy all material breaches within the timeframe specified in the agreements (as much as 120 days following the delivery of the notice of breach), the Company may terminate the HYLENEX relationship. In the event that the HYLENEX agreements are terminated by the Company, Baxter may challenge the Company’s right to terminate such agreements and litigation may be necessary to resolve the dispute. In addition, Baxter has contested the claims made in our initial notice of breach and asserted their own breach claims against us. We believe these claims are without merit and we expect to prevail in any dispute relating to the HYLENEX agreements.

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
Overview
     We are a biopharmaceutical company dedicated to the development and commercialization of products targeting the extracellular matrix for the endocrinology, oncology, dermatology and drug delivery markets. Our existing products and our products under development are based primarily on intellectual property covering the family of human enzymes known as hyaluronidases. Hyaluronidases are enzymes (proteins) that break down hyaluronan, or HA, which is a naturally occurring space-filling, gel-like substance that is a major component of both normal tissues throughout the body, such as skin and cartilage, and abnormal tissues such as tumors. Our primary technology is based on our proprietary recombinant human PH20 enzyme, or rHuPH20, a human synthetic version of hyaluronidase. The PH20 enzyme is a naturally occurring enzyme that temporarily degrades HA, thereby facilitating the penetration and diffusion of other drugs and fluids that are injected under the skin or in the muscle. Our proprietary rHuPH20 technology is applicable to multiple therapeutic areas and may be used to both expand existing markets and create new ones through the development of our own proprietary products. The rHuPH20 technology may also be applied to existing and developmental products of third parties through key partnerships.
     Our operations to date have involved organizing and staffing our operating subsidiary, Halozyme, Inc., acquiring, developing and securing our technology and undertaking product development for our existing products and a limited number of product candidates. We continue to increase our focus on our proprietary product pipeline and have expanded investments in our proprietary product candidates. We currently have multiple proprietary programs in various stages of research and development. In addition, we have entered into a key partnership with F. Hoffmann-La Roche, Ltd and Hoffmann-La Roche, Inc., or Roche, to apply Enhanze™ Technology to Roche’s biological therapeutic compounds for up to 13 targets. We have also entered into two key partnerships with Baxter Healthcare Corporation, or Baxter, to apply Enhanze Technology to Baxter’s biological therapeutic compound, GAMMAGARD LIQUID™ and to develop and supply active pharmaceutical ingredient, or API, for HYLENEX®. There are two marketed products that utilize our technology: HYLENEX, a product used as an adjuvant to enhance the dispersion and absorption of other injected drugs and fluids, and Cumulase®, a product used for in vitro fertilization, or IVF. On May 17, 2010, we and Baxter notified the U.S. Food and Drug Administration (“FDA”) of the voluntary recall of HYLENEX due to the discovery of small flake-like glass particles in some vials of HYLENEX. Currently, we receive only limited revenue from the sales of API for HYLENEX and the sales of API to the third party that produces Cumulase, in addition to other revenues from our partnerships with Baxter and Roche.

     We have product candidates in the research, preclinical and clinical stages, but future revenues from the sales of these product candidates will depend on our ability to develop, manufacture, obtain regulatory approvals for and successfully commercialize product candidates. It may be years, if ever, before we are able to obtain regulatory approvals for these product candidates. We have incurred net operating losses each year since inception, with an accumulated deficit of approximately $195.9 million as of June 30, 2010.
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
Products and Product Candidates
     We have two marketed products and multiple product candidates targeting several indications in various stages of development. The following table summarizes our proprietary products and product candidates as well as our partnered products and product candidates:

Ultrafast Insulin Program
     Our lead proprietary program focuses on the formulation of rHuPH20 with prandial (mealtime) insulins for the treatment of diabetes mellitus. Diabetes mellitus is an increasingly prevalent, costly condition associated with substantial morbidity and mortality. Attaining and maintaining normal blood sugar levels to minimize the long-term clinical risks is a key treatment goal for diabetic patients. Combining rHuPH20 with regular insulin (such combinations are referred to as “Insulin-PH20”) or a rapid acting analog insulin, i.e., insulin lispro (Humalog®), insulin aspart (Novolog®) and insulin glulisine (Apidra®) (such combinations are referred to as “Analog-PH20”), facilitates faster insulin dispersion in, and absorption from, the subcutaneous space into the vascular compartment leading to faster insulin response. By making mealtime insulin onset faster, i.e., providing earlier insulin to the blood and thus earlier glucose lowering activity, a combination of insulin with rHuPH20 may yield a better profile of insulin effect, more like that found in healthy, non-diabetic people.
     The primary goal of our ultrafast insulin program is to develop a best-in-class insulin product, with demonstrated clinical benefits for type 1 and 2 diabetes mellitus patients, in comparison to the current standard of care analog products that participate in the growing $3.8 billion prandial insulin market. We are developing Insulin-PH20 and Analog-PH20 in parallel to explore a maximum range of value creating opportunities. With a more rapidly absorbed, faster acting insulin product, we seek to demonstrate one or more significant improvements relative to existing treatment, such as improved glycemic control, less hypoglycemia, and less weight gain. A number of Phase 1 and Phase 2 clinical pharmacology trials, and registration trial-enabling treatment studies in connection with our ultrafast insulin program are ongoing or planned, that will investigate the various attributes of our insulin product candidates. The status of some of these trials is summarized below:
•	In September 2009, we initiated a Phase 1 clinical study designed to assess the effects of three approved prandial insulin analogs administered with rHuPH20 compared to each of the analogs alone, each delivered at a standardized dose. This randomized, six-way cross-over design, euglycemic clamp study compared the postprandial pharmacokinetics and glucodynamics of the insulin analogs with and without rHuPH20. This study was completed in February 2010. The clinical trial results showed that the addition of rHuPH20 to three different mealtime insulin analogs accelerated their absorption. The acceleration produced by the coadministration of rHuPH20 produced significantly more pronounced insulin action during the first two hours after injection followed by a more rapid diminution of insulin effects compared to the analogs alone. The coinjection of PH20 with lispro, aspart and glulisine results in a more physiologic fast-in, fast-out profile and accelerates the glucodynamic profile for each analog. The results from this study were presented at the American Diabetes Association, or ADA, 70th Scientific Sessions in Orlando in June 2010.

•	In July 2009, we initiated a Phase 2 clinical study in patients with type 2 diabetes mellitus. This randomized cross-over design study was designed to compare the postprandial glycemic excursions following a standardized test meal for three treatment regimens: insulin lispro with rHuPH20, regular insulin with rHuPH20 and lispro alone, each delivered at an individually optimized dose. The clinical trial results showed that injection of insulin lispro with rHuPH20 reduces both hyperglycemic excursions and incidence of hypoglycemia relative to insulin lispro alone, and that the optimum dose of insulin lispro was reduced when coinjected with rHuPH20. This study was completed in March 2010, and results from this study were also presented at the ADA 70th Scientific Sessions in Orlando in June 2010.

•	In May 2009, we initiated a Phase 2 clinical trial to compare regular insulin with rHuPH20 to lispro alone. After a one-month observation period that included dose optimization, patients were randomized to regular insulin with rHuPH20 or lispro and treated for three months. At the end of three months, patients were crossed over to the other study treatment for another three months. This study was designed to evaluate the safety and efficacy of Insulin-PH20 relative to a standard of care therapy, Humalog. The study is now complete, and we intend to present results of the study at the Tenth Annual Diabetes Technology Meeting, November 2010, in Bethesda, Maryland.
     In the third quarter of 2010, we intend to initiate two randomized double-blind Phase 2 clinical trials, one in patients with type 1 diabetes and the other in patients with type 2 diabetes, each designed to compare two investigational drug products, Aspart-PH20 and Lispro-PH20, for medical benefits such as improved glycemic control (A1C), reduced hypoglycemia, and/or reduced weight gain relative to a standard of care therapy. Each study will have a primary objective of demonstrating non-inferiority in A1C although they will also have sufficient power to demonstrate a meaningful improvement in A1C for either investigational drug relative to the active comparator in either patient population.
PEGPH20
     We are investigating a PEGylated version of rHuPH20, or PEGPH20, a new molecular entity, as a candidate for the systemic treatment of tumors rich in HA. PEGylation refers to the attachment of polyethylene glycol to our rHuPH20 enzyme, which extends its half life in the blood from less than one minute to approximately 48-72 hours. An estimated 20% to 30% of solid tumors, including prostate, breast, pancreas and colon, accumulate significant amounts of HA that forms a halo-like coating over the surface of the tumor. The quantity of HA produced by the tumor correlates with increased tumor growth and metastasis and has been linked with tumor progression in some studies.
     In preclinical studies, PEGPH20 has been shown to remove the HA coating surrounding several tumor cell lines. Treatment of PC3 (a prostate cancer cell line that produces HA) tumor-bearing mice with PEGPH20 as a single agent demonstrated slowing of tumor growth relative to controls. Repeat dosing with PEGPH20 produced a sustained depletion of HA in the tumor microenvironment. For tumor models that did not produce HA, the presence of PEGPH20 had no effect. Administration of the combination of PEGPH20 with docetaxel, liposomal doxorubicin and gemcitabine in HA-producing animal tumor models produced a significant survival advantage for the combination relative to either chemotherapeutic agent alone.
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
     In the first quarter of 2009, we initiated a Phase 1 clinical trial for our PEGPH20 program. This first in human trial with PEGPH20 is a dose-escalation, multicenter, pharmacokinetic and pharmacodynamic, safety study, in which patients with advanced solid tumors are receiving intravenous administration of PEGPH20 as a single agent. Based on initial data from this trial, and after consultation with the FDA, lower doses of PEGPH20 are now employed at a lower dosing frequency. The study is actively enrolling and in a dose escalation phase. In July 2010, we initiated a second Phase 1 clinical trial with PEGPH20 in the treatment of solid tumors. The new trial will incorporate the use of oral dexamethasone as a pretreatment for all patients prior to receiving intravenous administration of PEGPH20.
Enhanze Technology
     Enhanze Technology, a proprietary drug delivery enhancement platform using rHuPH20, is a broad technology that we have licensed to other pharmaceutical companies. When formulated with other injectable drugs, Enhanze Technology can facilitate the subcutaneous dispersion and absorption of these drugs. Molecules as large as 200 nanometers may pass freely through the extracellular matrix, which recovers its normal density within approximately 24 hours, leading to a drug delivery platform which does not permanently alter the architecture of the skin. The principal focus of our Enhanze Technology platform is the use of rHuPH20 to facilitate subcutaneous route of administration for large molecule biological therapeutics, some of which currently require intravenous administration. Potential benefits of subcutaneous administration of these biologics include life cycle management, patient convenience, reductions in infusion reactions and benefits to payors.
     We currently have Enhanze Technology partnerships with Roche and Baxter and we are currently pursuing additional partnerships with biopharmaceutical companies that market or develop drugs that could benefit from injection via the subcutaneous route of administration.

     Roche Partnership
     In December 2006, Halozyme and Roche entered into an Enhanze Technology partnership, or the Roche Partnership. Under the terms of the Roche Partnership, Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with up to thirteen Roche target compounds resulting from the collaboration. Roche initially had the exclusive right to apply rHuPH20 to only three pre-defined Roche biologic targets with the option to exclusively develop and commercialize rHuPH20 with an additional ten targets. Roche elected to add a fourth exclusive target to the three original exclusive targets in December 2008 and a fifth exclusive target in June 2009. Roche retains the option to exclusively develop and commercialize rHuPH20 with an additional eight targets through the payment of annual license maintenance fees. Pending the successful completion of various clinical, regulatory and sales events, Roche will be obligated to make milestone payments to us, as well as royalty payments on the sales of products that result from the partnership.
     Compounds directed at three of the Roche exclusive targets have previously commenced clinical trials. One compound is in a Phase 1 clinical trial, one compound has completed a Phase 1 clinical trial and the third compound is in a Phase 3 clinical trial. In October 2009, Roche commenced the first Phase 3 clinical trial for a compound directed at an exclusive target. This Phase 3 clinical trial is for a subcutaneously delivered version of Roche’s anticancer biologic, Herceptin (trastuzumab). The study will investigate the pharmacokinetics, efficacy and safety of subcutaneous Herceptin in patients with HER2-positive breast cancer as part of adjuvant treatment. Herceptin is approved to treat HER2-positive breast cancer and currently is given intravenously. Breast cancer is the most common cancer among women worldwide. Each year, more than one million new cases of breast cancer are diagnosed worldwide, and nearly 400,000 people will die of the disease annually. In HER2-positive breast cancer, increased quantities of the HER2 protein are present on the surface of the tumor cells. This is known as ‘HER2 positivity’ and affects approximately 20-25% of women with breast cancer.
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
     Baxter Gammagard Partnership
     GAMMAGARD LIQUID is a current Baxter product that is indicated for the treatment of primary immunodeficiency disorders associated with defects in the immune system. In September 2007, Halozyme and Baxter entered into an Enhanze Technology partnership, or the Gammagard Partnership. Under the terms of this partnership, Baxter obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with GAMMAGARD LIQUID. Pending the successful completion of various regulatory and sales milestones, Baxter will be obligated to make milestone payments to us, as well as royalty payments on the sales of products that result from the partnership. Baxter is responsible for all development, manufacturing, clinical, regulatory, sales and marketing costs under the Gammagard Partnership, while we will be responsible for the supply of the rHuPH20 enzyme. In addition, Baxter has certain product development and commercialization obligations in major markets identified in the Gammagard License. In January of 2009, Baxter commenced a Phase 3 clinical trial for GAMMAGARD LIQUID with rHuPH20, and in July 2009, the enrollment for this study was completed.
HYLENEX Partnership
     HYLENEX is a formulation of rHuPH20 that, when injected under the skin, enhances the dispersion and absorption of other injected drugs or fluids. In February 2007, Halozyme and Baxter amended certain existing agreements relating to HYLENEX and entered into a new agreement for kits and formulations with rHuPH20, or the HYLENEX Partnership. Pending the successful completion of a series of regulatory and sales events, Baxter will be obligated to make milestone payments to us, as well as royalty payments on the sales of products that result from the partnership. Baxter is responsible for development, manufacturing, clinical, regulatory, sales and marketing costs of the products covered by the HYLENEX Partnership. We will continue to supply Baxter with API for HYLENEX, and Baxter will prepare, fill, finish and package HYLENEX and hold it for subsequent distribution.
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
     On May 16, 2010, we delivered a notice of breach to Baxter due to Baxter’s failure to provide HYLENEX in accordance with the terms of existing development and supply contracts. The notice of breach was sent after Baxter informed us that a portion of the HYLENEX produced by Baxter was not in compliance with the requirements of the underlying agreements with Baxter. In the event that Baxter is unable to remedy all material breaches within the timeframe specified in the agreements (as much as 120 days following the delivery of the notice of breach), we may terminate the HYLENEX relationship. Baxter has contested the claims made in our initial notice of breach and asserted their own breach claims against us. We believe these claims are without merit and we expect to prevail in any dispute relating to the HYLENEX agreements.
     On May 17, 2010, we and Baxter notified the FDA of the voluntary recall of HYLENEX due to the discovery of small flake-like glass particles in some vials of HYLENEX. This action was taken as a precautionary measure in order to ensure patient safety. No medical events associated with noncompliant HYLENEX products have been reported. Our clinical assessment is that the health risk posed by the noncompliant HYLENEX product is low. Neither the rHuPH20 bulk enzyme nor any other products containing the enzyme are affected by the HYLENEX recall. Since the announcement of the recall, we have worked to identify the root cause of the noncompliant HYLENEX and we are currently preparing materials to present to the FDA in connection with the proposed reintroduction of HYLENEX. We hope to meet with the FDA in August 2010, and we will not be able to predict the timing for HYLENEX reintroduction until after meeting with the FDA.
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
     Since our inception in 1998 through June 30, 2010, we have incurred research and development expenses of $173.1 million. From January 1, 2007 through June 30, 2010, approximately 21% and 15% of our research and development expenses were associated with the development of our ultrafast insulin and PEGPH20 product candidates, respectively. Due to the uncertainty in obtaining FDA and other regulatory approvals, our reliance on third parties and competitive pressures, we are unable to estimate with any certainty the additional costs we will incur in the continued development of our proprietary product candidates for commercialization. However, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development.
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
          Under the terms of the HYLENEX Partnership, we supply Baxter the API for HYLENEX at our fully burdened cost plus a margin. Baxter fills and finishes HYLENEX and holds it for subsequent distribution, at which time we ensure it meets product specifications and release it as available for sale. Because of our continued involvement in the development and production process of HYLENEX, the earnings process is not considered to be complete. Accordingly, we defer the revenue and related product costs on the API for HYLENEX until the product is filled, finished, packaged and released. Baxter may only return the API for HYLENEX to us if it does not conform to certain specified criteria set forth in the HYLENEX Partnership or upon termination of such agreement. We have historically demonstrated that the API shipped to Baxter has consistently met the specified criteria; therefore, no allowance for returns of API has been established.
          In addition, we receive product-based payments upon the sale of HYLENEX by Baxter, in accordance with the terms of the HYLENEX Partnership. Product sales revenues are recognized as we earn such revenues based on Baxter’s shipments of HYLENEX to its distributors when such amounts can be reasonably estimated. Baxter has prepaid $10.0 million of product-based payments. The prepaid product-based payments were initially deferred and are being recognized as product sales revenue as we earn such revenue from the sales of HYLENEX by Baxter. On May 17, 2010, we and Baxter notified the FDA of the voluntary recall of HYLENEX due to the discovery of small flake-like glass particles in some vials of HYLENEX. In connection with the recall, we did not recognize any royalty revenues from the product sales in the quarter ended June 30, 2010 based on management’s assessment that these product sales will be returned.
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
Results of Operations
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
          Product Sales — Product sales were $200,000 for the three months ended June 30, 2010 compared to $180,000 for the three months ended June 30, 2009. The increase of $20,000 was primarily due to the increase in sales of API for HYLENEX; offset in part by a decrease in recognition of the product-based payments. Based on the voluntary recall of HYLENEX announced in May 2010, we expect total product sales to decrease in future periods until HYLENEX is reintroduced to the market.
          Revenues Under Collaborative Agreements — Revenues under collaborative agreements were approximately $3.0 million for the three months ended June 30, 2010 compared to $1.2 million for the three months ended June 30, 2009. Revenues under collaborative agreements consisted of the amortization of license fees received from Baxter and Roche of approximately $804,000 and $756,000 for the three months ended June 30, 2010 and 2009, respectively, and reimbursements for research and development services from Baxter of $894,000 and $276,000 and Roche of $1.2 million and $214,000 for the three months ended June 30, 2010 and 2009, respectively. Such reimbursements are for research and development services rendered by us at the request of Roche and Baxter and the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to increase in future periods provided that we meet various clinical and regulatory milestones set forth in such agreements.
          Cost of Product Sales — Cost of product sales were $84,000 for the three months ended June 30, 2010 compared to $45,000 for the three months ended June 30, 2009. The increase of $39,000 was primarily due to the increase in the sales of HYLENEX API. Based on the voluntary recall of HYLENEX announced in May 2010, we expect total cost of product sales to decrease in future periods until HYLENEX is reintroduced to the market.
          Research and Development — Research and development expenses were $11.9 million for the three months ended June 30, 2010 compared to $14.6 million for the three months ended June 30, 2009. The decrease of $2.7 million, or 18%, was primarily due to a $1.6 million decrease in research-related manufacturing activities and a $1.6 million decrease in clinical trial expenses mainly related to the ultrafast insulin program. The decrease was partially offset by increases in other research activities. We expect research and development costs to increase in future periods as we increase our research efforts, expand our clinical trials and continue to develop and manufacture our product candidates.

          Selling, General and Administrative — SG&A expenses were $3.4 million for the three months ended June 30, 2010 compared to $3.9 million for the three months ended June 30, 2009. The decrease of $546,000 or 14% is mainly due to the decrease in salaries expense and bonus accrual.
          Interest and Other Income, Net — Interest and other income consisted of interest income of $6,000 for the three months ended June 30, 2010 compared to $24,000 for the three months ended June 30, 2009. The decrease in interest income was primarily due to lower interest rates and lower average cash and cash equivalent balances in 2010 as compared to the same period in 2009. Interest and other income (expense) also included other expense of $5,000 and $0 for the three months ended June 30, 2010 and 2009, respectively.
          Net Loss — Net loss was $12.2 million, or $0.13 per common share, for the three months ended June 30, 2010 compared to $17.1 million, or $0.21 per common share, for the three months ended June 30, 2009. The decrease in net loss was primarily due to the decrease in operating expenses and the increase in revenues.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
          Product Sales — Product sales were $597,000 for the six months ended June 30, 2010 compared to $258,000 for the six months ended June 30, 2009. The increase of $339,000 was primarily due to an increase in recognition of the product-based payments from the increased sales of HYLENEX and an increase in the sales of HYLENEX API. Based on the voluntary recall of HYLENEX announced in May 2010, we expect total product sales to decrease in future periods until HYLENEX is reintroduced to the market.
          Revenues Under Collaborative Agreements — Revenues under collaborative agreements were approximately $6.1 million for the six months ended June 30, 2010 compared to $3.9 million for the six months ended June 30, 2009. Revenues under collaborative agreements consisted of the amortization of license fees and milestone payments received from Baxter and Roche of approximately $1.6 million and $2.5 million for the six months ended June 30, 2010 and 2009, respectively, and reimbursements for research and development services from Baxter of $2.4 million and $700,000 and Roche of $1.8 million and $744,000 for the six months ended June 30, 2010 and 2009, respectively. Such reimbursements are for research and development services rendered by us at the request of Roche and Baxter and the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to increase in future periods provided that we meet various clinical and regulatory milestones set forth in such agreements.
          Cost of Sales — Cost of sales were $89,000 for the six months ended June 30, 2010 compared to $49,000 for the six months ended June 30, 2009. The increase of $40,000 was primarily due to the increase in the sales of HYLENEX API. Based on the voluntary recall of HYLENEX announced in May 2010, we expect total cost of product sales to decrease in future periods until HYLENEX is reintroduced to the market.
          Research and Development — Research and development expenses were $23.4 million for the six months ended June 30, 2010 compared to $28.6 million for the six months ended June 30, 2009. The decrease of $5.2 million, or 18%, was primarily due to $4.1 million decrease in research-related manufacturing activities and a $2.6 million decrease in clinical trial expenses mainly related to the ultrafast insulin program. The decrease was partially offset by the increased compensation costs of $1.5 million primarily due to the increase in our research and development headcount. At June 30, 2010, our headcount for research and development functions totaled 108 employees, compared with 98 employees at June 30, 2009. We expect research and development costs to increase in future periods as we increase our research efforts, expand our clinical trials and continue to develop and manufacture our product candidates.
          Selling, General and Administrative — SG&A expenses were $7.1 million for the six months ended June 30, 2010 compared to $7.4 million for the six months ended June 30, 2009. The decrease of approximately $276,000, or 4%, was primarily due to the decrease in compensation costs.
          Interest and Other Income — Interest and other income consisted of interest income of $9,000 and $62,000 for the six months ended June 30, 2010 and 2009, respectively. The decrease in interest income was primarily due to lower interest rates and lower average cash and cash equivalent balances in 2010 as compared to the same period in

2009. Interest and other income (expense) also included other expense of $7,000 and $5,000 for the six months ended June 30, 2010 and 2009, respectively.
          Net Loss — Net loss was $23.9 million, or $0.26 per common share, for the six months ended June 30, 2010 compared to $31.8 million, or $0.38 per common share for the six months ended June 30, 2009. The decrease in net loss was primarily due to the decrease in operating expenses and the increase in revenues.
Liquidity and Capital Resources
Overview
          Our principal sources of liquidity are our existing cash and cash equivalents. As of June 30, 2010, we had cash and cash equivalents of approximately $41.3 million. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements will depend on the success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and other commercialization activities.
          Currently, we anticipate total net cash burn of approximately $40.0 to $45.0 million for the year ending December 31, 2010, depending on the progress of various preclinical and clinical programs, the timing of our manufacturing scale up and the achievement of various milestones under our existing collaborative agreements. We do not expect our revenues to be sufficient to fund operations for at least several years. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborations and cash that we will raise through future transactions. We may finance future cash needs through any one of the following financing vehicles: (i) the public or private issuance of securities; (ii) new collaborative agreements; and/or (iii) expansions or revisions to existing collaborative relationships.
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
          Our existing cash and cash equivalents will not be adequate to fund our operations until we become cash flow positive, if ever. We cannot be certain that additional financing will be available when needed or, if available, on favorable terms. If we do not obtain additional funds during the second half of 2010, we will need to delay, scale back or eliminate some or all of our research and development programs, delay the launch of our product candidates, if approved, and/or restructure our operations. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders could result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations, the issuance of warrants that may ultimately dilute existing stockholders when exercised, as well as covenants that may restrict our ability to operate our business.
Cash Flows
          Net cash used in operations was $26.4 million for the six months ended June 30, 2010 compared to $14.7 million of net cash used in operations for the six months ended June 30, 2009. The change was primarily due to a $13.6 million decrease in receipts from partnership payments as compared to the same period in 2009. The decrease was partially offset by decreased operating expenses of $5.4 million in the six months ended June 30, 2010 as compared to the same period in 2009.
          Net cash used in investing activities was $255,000 for the six months ended June 30, 2010 compared to $747,000 for the six months ended June 30, 2009. This was primarily due to a decrease in purchases of property and equipment in the six months ended June 30, 2010.
          Net cash provided by financing activities was $497,000 for the six months ended June 30, 2010 compared to $41.0 million for the six months ended June 30, 2009. Net cash provided by financing activities in 2010 primarily consisted of net proceeds from stock option exercises. Net cash provided by financing activities for the six months ended June 30, 2009 consisted of $38.2 million in net proceeds from the sale of our common stock in June 2009 and $2.8 million in net proceeds from warrant and stock option exercises.
Off-Balance Sheet Arrangements
          As of June 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
          Relative to expenses incurred in our operations, we have generated only minimal revenue from product sales, licensing fees and milestone payments to date and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, licensing fees and/or milestone payments, we expect to incur significant operating losses over the next few years. We have never been profitable, and we may never become profitable. Through June 30, 2010, we have incurred aggregate net losses of approximately $195.9 million.
If our contract manufacturers are unable to manufacture significant amounts of the API used in our products and product candidates, our product development and commercialization efforts could be delayed or stopped and our collaborative partnerships could be damaged.
          We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc., or Avid, and Cook Pharmica LLC, or Cook, to produce bulk API. These manufacturers each produce API under current Good Manufacturing Practices, or cGMP, for clinical uses. In addition, Avid currently produces API for commercialized products. Avid and Cook will also provide support for the chemistry, manufacturing and controls sections for FDA and other regulatory filings. We rely on their ability to successfully manufacture these batches according to product specifications and Cook has relatively limited experience manufacturing our API. In addition, as a result of our contractual obligations to Roche, we will be required to significantly scale up our commercial API production at Cook during the next few years. If Cook is unable to obtain status as a cGMP-approved manufacturing facility, or if either Avid or Cook: (i) are unable to retain status as cGMP-approved manufacturing facilities; (ii) are unable to otherwise successfully scale up our API production; or (iii) fail to manufacture the API required by our proprietary and partnered products and product candidates for any other reason, our business will be adversely affected. We have not established, and may not be able to establish, favorable arrangements with additional API manufacturers and suppliers of the ingredients necessary to manufacture the API should the existing manufacturers and suppliers become unavailable or in the event that our existing manufacturers and suppliers are unable to adequately perform their responsibilities. We have attempted to mitigate the impact of supply interruption through the establishment of excess API inventory, but there can be no assurances that this safety stock will be maintained or that it will be sufficient to address any delays, interruptions or other problems experienced by Avid and/or Cook. Any delays, interruptions or other problems regarding the ability of Avid and/or Cook to supply API on a timely basis could: (i) cause the delay of clinical trials or otherwise delay or prevent the regulatory approval of proprietary or partnered product candidates; (ii) delay or prevent the effective commercialization of proprietary or partnered products and/or (iii) cause us to breach contractual obligations to deliver API to our partners. Such delays would likely damage our relationship with our partners under our key collaboration agreements and they would have a material adverse effect on our business and financial condition.
Our key partners are responsible for providing certain proprietary materials that are essential components of our partnered product candidates, and any failure to supply these materials could delay the development and commercialization efforts for these partnered product candidates and/or damage our collaborative partnerships.
          Our partners are responsible for providing certain proprietary materials that are essential components of our partnered product candidates. For example, Roche is responsible for producing the Herceptin and MabThera required for its subcutaneous product candidates and Baxter is responsible for producing the GAMMAGARD LIQUID for its product candidate. If a partner, or any applicable third party service provider of a partner, encounters difficulties in the manufacture, storage, delivery, fill, finish or packaging of either components of the partnered product candidate or the partnered product candidate itself, such difficulties could: (i) cause the delay of clinical trials or otherwise delay or prevent the regulatory approval of partnered product candidates; and/or (ii) delay or prevent the effective commercialization of partnered products. Such delays could have a material adverse effect on our business and financial condition. For example, Baxter received a Warning Letter from the FDA in January 2010 regarding Baxter’s GAMMAGARD LIQUID manufacturing facility in Lessines, Belgium. The FDA indicated in March 2010 that the issues raised in the Warning Letter had been addressed by Baxter and we do not expect these issues to impact the development of the GAMMAGARD LIQUID product candidate.
If any party to a key collaboration agreement, including us, fails to perform material obligations under such agreement, or if a key collaboration agreement, or any other collaboration agreement, is terminated for any reason, our business could significantly suffer.
          We have entered into multiple collaboration agreements under which we may receive significant future payments in the form of maintenance fees, milestone payments and royalties. In the event that a party fails to perform under a key collaboration agreement, or if a key collaboration agreement is terminated, the reduction in anticipated revenues could delay or suspend our product development activities for some of our product candidates, as well as our commercialization efforts for some or all of our products. In addition, the termination of a key collaboration agreement by one of our partners could materially impact our ability to enter into additional collaboration agreements with new partners on favorable terms, if at all. In certain circumstances, the termination of a key collaboration agreement would require us to revise our corporate strategy going forward and reevaluate the applications and value of our technology.
          For example, in May 2010, we delivered a notice of breach to Baxter Healthcare Corporation due to Baxter’s failure to provide HYLENEX in accordance with the terms of existing development and supply contracts. The notice of breach was sent after Baxter informed us that HYLENEX produced by Baxter was not in compliance with the requirements of the underlying HYLENEX agreements. In the event that Baxter is unable to remedy all material breaches within the timeframe specified in the agreements (as much as 120 days following the delivery of the notice of breach), we may terminate the HYLENEX relationship. Baxter has contested the claims made in our initial notice of breach and asserted their own breach claims against us, but we believe these claims are without merit and we expect to prevail in any dispute relating to the HYLENEX agreements. In the event that the HYLENEX agreements with Baxter are terminated, either by us or by Baxter, we do not anticipate any revisions to corporate strategy or any material impact on our ability to enter into additional collaborative agreements, provided that an ongoing dispute regarding HYLENEX could limit our ability to license HYLENEX to a new partner.

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
          For example, because a portion of the HYLENEX produced by Baxter was not in compliance with the requirements of the underlying HYLENEX agreements, HYLENEX was voluntarily recalled in May 2010. Since the announcement of the recall, we have worked to identify the root cause of the noncompliant HYLENEX and we are currently preparing materials to present to the FDA in connection with the proposed reintroduction of HYLENEX. We hope to meet with the FDA in August 2010, and we will not be able to predict the timing for HYLENEX reintroduction until after meeting with the FDA.
In order to continue operations at current levels, we will require additional capital in the next twelve months and there can be no assurance that we will be able to obtain such funds.
          During the next twelve months, we will require additional capital to continue the development of our product candidates or for other current corporate purposes. Our current cash position and expected revenues during the next few years will not constitute the amount of capital necessary for us to continue the development of our proprietary product candidates and to fund general operations. In addition, if we engage in acquisitions of companies, products or technology in order to execute our business strategy, we may need to raise additional capital. We will need to raise additional capital in the future through one or more financing vehicles that may be available to us. Potential financing vehicles include: (i) the public or private issuance of securities; (ii) new collaborative agreements; and/or (iii) expansions or revisions to existing collaborative relationships.
          Considering our stage of development, the nature of our capital structure and general market conditions, if we are required to raise additional capital in the future, the additional financing may not be available on favorable terms, or at all. If additional capital is not available on favorable terms, we will be required to significantly reduce operating expenses through the restructuring of our operations. If we are successful in raising additional capital, a substantial number of additional shares may be issued and these shares will dilute the ownership interest of our current investors.
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
          The rHuPH20 enzyme is a key technological component of Enhanze Technology, our ultrafast insulin program, HYLENEX and other proprietary and partnered products and product candidates. An adverse development for rHuPH20 (e.g., we are unable to obtain sufficient quantities of rHuPH20, we are unable to obtain or maintain material proprietary rights to rHuPH20 or we discover negative characteristics of rHuPH20) would substantially impact multiple areas of our business, including current and potential partnerships, as well as proprietary programs.
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
          We anticipate that certain proprietary and partnered products will be marketed, and perhaps manufactured, in foreign countries. The process of obtaining regulatory approvals in foreign countries is subject to delay and failure for many of the same reasons set forth above, as well as for reasons that vary from jurisdiction to jurisdiction. The approval process varies among countries and jurisdictions and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. Foreign regulatory agencies may not provide approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA.
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
          For example, because a portion of the HYLENEX produced by Baxter was not in compliance with the requirements of the underlying HYLENEX agreements, HYLENEX was voluntarily recalled in May 2010. Since the announcement of the recall, we have worked to identify the root cause of the noncompliant HYLENEX and we are currently preparing materials to present to the FDA in connection with the proposed reintroduction of HYLENEX. We hope to meet with the FDA in August 2010, and we will not be able to predict the timing for HYLENEX reintroduction until after meeting with the FDA.
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
          We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low sales prices of our common stock during the twelve months ended June 30, 2010 were $9.11 and $5.22, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:
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
          We currently have the ability to offer and sell up to $100.0 million of additional equity or debt securities under an effective universal shelf registration statement. Sales of substantial amounts of shares of our common stock or other securities under our universal shelf registration statement could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities. In the future, we may issue additional options, warrants or other derivative securities convertible into our common stock.

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
          Our proprietary and partnered products have numerous competitors in the United States and abroad including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that have developed competing products. Pending the reintroduction of HYLENEX, the competitors for HYLENEX will include, but are not limited to, Sigma-Aldrich Corporation, ISTA Pharmaceuticals, Inc. and Amphastar Pharmaceuticals, Inc. For our Insulin-PH20 and Analog-PH20 product candidates, such competitors may include Biodel Inc. and Mannkind Corporation. These competitors may develop technologies and products that are more effective, safer, or less costly than our current or future proprietary and partnered product candidates or that could render our technologies and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we typically invest all, or substantially all, of our cash in money market funds that invest primarily in government securities. Our investment policy also permits investments in a variety of securities including commercial paper and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2010, we did not have any holdings of derivative financial or commodity instruments, or any foreign currency denominated transactions, and all of our cash and cash equivalents were in money market mutual funds and other investments that we believe to be highly liquid.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
          Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report onForm 10-Q.
Changes in Internal Control Over Financial Reporting
          There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
          On May 16, 2010, we delivered a notice of breach to Baxter due to Baxter’s failure to provide HYLENEX in accordance with the terms of existing development and supply contracts. In the event that Baxter is unable to remedy all material breaches within the timeframe specified in the agreements (as much as 120 days following the delivery of the notice of breach), we may terminate the HYLENEX relationship. In the event that the HYLENEX agreements are terminated by us, Baxter may challenge our right to terminate such agreements and litigation may be necessary to resolve the dispute. In addition, Baxter has contested the claims made in our initial notice of breach and asserted their own breach claims against us. We believe Baxter’s claims are without merit and we expect to prevail in any dispute relating to the HYLENEX agreements.
Item 1A. Risk Factors
     We have provided updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The “Risk Factors” section provides updated information in certain areas, particularly with respect to our notice of breach to Baxter under the HYLENEX agreements, the subsequent voluntary recall of HYLENEX product and our need for additional capital over the next twelve months. We do not believe the updates have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.
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

Halozyme Therapeutics, Inc., a Delaware corporation

Dated: August 6, 2010	/s/ Jonathan E. Lim
Jonathan E. Lim, MD
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2010	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)