Form 10-Q
period 2010-09-30
HALOZYME THERAPEUTICS INC
filed 2010-11-05
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 100,434,905 as of November 2, 2010.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$89,840,588	$67,464,506
Accounts receivable	2,622,076	4,243,909
Inventory	1,076,580	1,159,551
Prepaid expenses and other assets	4,891,556	1,573,777

Total current assets	98,430,800	74,441,743
Property and equipment, net	1,960,935	2,708,016

Total Assets	$100,391,735	$77,149,759

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,828,069	$2,820,491
Accrued expenses	5,052,723	6,083,854
Deferred revenue	4,900,502	5,492,604

Total current liabilities	11,781,294	14,396,949
Deferred revenue, net of current portion	53,024,341	54,989,588
Deferred rent, net of current portion	582,385	859,833

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 150,000,000 shares authorized; 100,383,410 and 91,681,756 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	100,384	91,682
Additional paid-in capital	243,261,452	178,821,852
Accumulated deficit	(208,358,121)	(172,010,145)

Total stockholders’ equity	35,003,715	6,903,389

Total Liabilities and Stockholders’ Equity	$100,391,735	$77,149,759

Note:	The balance sheet at December 31, 2009 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Product sales	$98,100	$411,109	$695,440	$669,267
Revenues under collaborative agreements	3,298,407	2,617,776	9,356,151	6,558,145

Total revenues	3,396,507	3,028,885	10,051,591	7,227,412

Operating expenses:
Cost of product sales	7,214	102,638	96,413	151,939
Research and development	12,448,865	13,162,748	35,840,475	41,763,972
Selling, general and administrative	3,374,069	3,703,099	10,488,568	11,093,563

Total operating expenses	15,830,148	16,968,485	46,425,456	53,009,474

Operating loss	(12,433,641)	(13,939,600)	(36,373,865)	(45,782,062)

Interest and other income, net	24,065	29,318	25,889	86,391

Net loss	$(12,409,576)	$(13,910,282)	$(36,347,976)	$(45,695,671)

Basic and diluted net loss per share	$(0.13)	$(0.16)	$(0.39)	$(0.54)

Shares used in computing basic and diluted net loss per share	93,626,893	89,570,540	92,342,665	85,086,456

See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009
Operating activities:
Net loss	$(36,347,976)	$(45,695,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,745,976	2,918,075
Depreciation and amortization	1,164,162	1,048,562
Loss on disposal of equipment	8,431	2,685
Changes in operating assets and liabilities:
Accounts receivable	1,621,833	5,674,660
Inventory	82,971	(796,931)
Prepaid expenses and other assets	(3,317,779)	(350,866)
Accounts payable and accrued expenses	(2,184,007)	(182,914)
Deferred rent	(226,699)	(39,202)
Deferred revenue	(2,557,349)	8,241,057

Net cash used in operating activities	(38,010,437)	(29,180,545)

Investing activities:
Purchases of property and equipment	(315,807)	(897,654)

Net cash used in investing activities	(315,807)	(897,654)

Financing activities:
Proceeds from issuance of common stock, net	59,965,059	38,174,371
Proceeds from exercise of stock options	737,267	767,485
Proceeds from exercise of warrants, net	-	5,056,229

Net cash provided by financing activities	60,702,326	43,998,085

Net increase in cash and cash equivalents	22,376,082	13,919,886
Cash and cash equivalents at beginning of period	67,464,506	63,715,906

Cash and cash equivalents at end of period	$89,840,588	$77,635,792

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable for purchases of property and equipment	$109,705	$307,260
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
          The Company’s operations to date have involved organizing and staffing the Company, acquiring, developing and securing its technology and undertaking product development for its existing products and a limited number of product candidates. The Company currently has multiple proprietary programs in various stages of research and development. In addition, the Company has entered into a key partnership with F. Hoffmann-La Roche, Ltd and Hoffmann-La Roche, Inc. (“Roche”) to apply Enhanze™ Technology to Roche’s biological therapeutic compounds for up to 13 targets. The Company has also entered into two key partnerships with Baxter Healthcare Corporation (“Baxter”) to apply Enhanze Technology to Baxter’s biological therapeutic compound, GAMMAGARD LIQUID™, and to develop and supply active pharmaceutical ingredient (“API”) for HYLENEX® (hyaluronidase human injection). Baxter is responsible for the execution of HYLENEX clinical development, sales and marketing strategy. There are two marketed products that utilize the Company’s technology: HYLENEX, a product used as an adjuvant to enhance the dispersion and absorption of other injected drugs and fluids, and Cumulase®, a product used for in vitro fertilization. Currently, the Company receives only limited revenue from the sales of HYLENEX and from the sales of API to the third party that produces Cumulase, in addition to other revenues from its partnerships with Baxter and Roche.
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
3.     Pending Adoption of Recent Accounting Pronouncements
          In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition (Topic 605): Milestone Method of Revenue Recognition. ASU No. 2010-17 states that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The milestone method is not required and is not the only acceptable method of revenue recognition for milestone payments. The guidance in ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010 and may be applied prospectively to milestones achieved after the adoption date or retrospectively for all periods presented. Early adoption is permitted provided that the revised guidance is retrospectively applied to the beginning of the year of adoption. The Company will adopt this guidance on January 1, 2011. The Company does not expect the adoption of ASU No. 2010-17 to have a material impact on its consolidated financial position or results of operations.
          In September 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU No. 2009-13 requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. ASU No. 2009-13 eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to Accounting Standards Code 605-25. The guidance in ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company will adopt this guidance on January 1, 2011. The Company does not expect the adoption of ASU No. 2009-13 to have a material impact on its consolidated financial position or results of operations.
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
          Cash equivalents of approximately $88.3 million at September 30, 2010 are carried at fair value and are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices for identical securities.
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
          In addition, the Company receives product-based payments upon the sale of HYLENEX by Baxter, in accordance with the terms of the HYLENEX Partnership. Product sales revenues are recognized as the Company earns such revenues based on Baxter’s shipments of HYLENEX to its distributors when such amounts can be reasonably estimated. HYLENEX was voluntarily recalled in May 2010. The Company has been in communication with the U.S. Food and Drug Administration (“FDA”) and has provided them materials relating to the root cause and remediation plans. The Company has requested a meeting with the FDA, and the Company will be able to better predict the timing of a HYLENEX reintroduction after its meeting with the FDA. In connection with the recall, the Company did not recognize any royalty revenue from product sales made after March 31, 2010 based on management’s assessment that any product sales made after that date are expected to be returned.
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
          Milestone payments that the Company makes in connection with in-licensed technology or product candidates are expensed as incurred when there is uncertainty in receiving future economic benefits from the licensed technology or product candidates. The Company considers the future economic benefits from the licensed technology or product candidates to be uncertain until such licensed technology or product candidates are approved for marketing by the FDA or other regulatory authorities or when other significant risk factors are abated. Management has viewed future economic benefits for all of our licensed technology or product candidates to be uncertain and has expensed these amounts for accounting purposes.
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
Share-Based Compensation
          Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee’s requisite service period. Total share-based compensation expense related to all of the Company’s share-based awards was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Research and development	$691,266	$573,732	$2,049,134	$1,541,740
Selling, general and administrative	634,424	473,577	1,696,842	1,376,335

Share-based compensation expense before tax	1,325,690	1,047,309	3,745,976	2,918,075
Related income tax benefit	-	-	-	-

Share-based compensation expense, net of tax	$1,325,690	$1,047,309	$3,745,976	$2,918,075

Net share-based compensation expense per basic and diluted share	$0.01	$0.01	$0.04	$0.03

Share-based compensation expense from:
Stock options	$1,035,496	$795,552	$3,131,890	$2,214,017
Restricted stock awards	290,194	251,757	614,086	704,058

	$1,325,690	$1,047,309	$3,745,976	$2,918,075

          Since the Company has a net operating loss carryforward as of September 30, 2010, no excess tax benefits for the tax deductions related to share-based awards were recognized in the interim unaudited condensed consolidated statement of operations. For the three months ended September 30, 2010 and 2009, employees exercised stock options to purchase 73,112 and 175,281 shares of common stock, respectively, for aggregate proceeds of approximately $240,000 and $186,000, respectively. For the nine months ended September 30, 2010 and 2009, employees exercised stock options to purchase 281,654 and 623,711 shares of common stock, respectively, for aggregate proceeds of approximately $737,000 and $767,000, respectively.
          As of September 30, 2010, total unrecognized estimated compensation cost related to non-vested stock options and non-vested restricted stock awards granted prior to that date was approximately $8.3 million and $554,000, respectively, which is expected to be recognized over a weighted-average period of approximately 2.5 years and seven months, respectively.
5.     Inventory
          Inventory at September 30, 2010 and December 31, 2009 consists of raw materials used in production of HYLENEX and Cumulase products.
6.     Property and Equipment
          Property and equipment, net consists of the following:

	September 30,	December 31,
	2010	2009
Research equipment	$4,195,677	$3,838,307
Computer and office equipment	1,277,537	1,333,924
Leasehold improvements	993,031	981,140

	6,466,245	6,153,371
Accumulated depreciation and amortization	(4,505,310)	(3,445,355)

	$1,960,935	$2,708,016

          Depreciation and amortization expense totaled approximately $365,000 and $368,000 for the three months ended September 30, 2010 and 2009, respectively, and $1.2 million and $1.0 million for the nine months ended September 30, 2010 and 2009, respectively.
7.     Accrued Expenses
          Accrued expenses consist of the following:

	September 30,	December 31,
	2010	2009
Accrued compensation and payroll taxes	$2,621,432	$2,945,498
Accrued outsourced research and development expenses	1,884,155	2,609,819
Accrued expenses	547,136	528,537

	$5,052,723	$6,083,854

8.     Deferred Revenue
          Deferred revenue consists of the following:

	September 30,	December 31,
	2010	2009
Collaborative agreements	$47,601,249	$50,390,400
Product sales	10,323,594	10,091,792

Total deferred revenue	57,924,843	60,482,192
Less current portion	4,900,502	5,492,604

Deferred revenue, net of current portion	$53,024,341	$54,989,588

          Roche Partnership - In December 2006, the Company and Roche entered into a license and collaborative agreement for Enhanze Technology (the “Roche Partnership”). Under the terms of the Roche Partnership, Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20, the Company’s proprietary recombinant human hyaluronidase, and up to thirteen Roche target compounds resulting from the collaboration. Roche paid $20.0 million to the Company in December 2006 as an initial upfront payment for the application of rHuPH20 to three pre-defined Roche biologic targets. In addition, through September 30, 2010 Roche paid an aggregate of approximately $17.0 million in connection with Roche’s election of two additional exclusive targets and annual license fees for the right to designate the remaining targets as exclusive targets.
          Due to the Company’s continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), revenues from the upfront payment, exclusive designation fees and annual license maintenance fees were deferred and are being recognized over the term of the Roche Partnership. The Company recognized revenue from the upfront payment, exclusive designation fees and annual license maintenance fees under the Roche Partnership in the amounts of approximately $458,000 and $514,000 for the three months ended September 30, 2010 and 2009, respectively, and $1.5 million and $1.4 million for the nine months ended September 30, 2010 and 2009, respectively.
          Baxter Partnerships - In September 2007, the Company and Baxter entered into an Enhanze Technology License and Collaboration Agreement (the “Gammagard Partnership”). Under the terms of the Gammagard Partnership, Baxter paid the Company a nonrefundable upfront payment of $10.0 million. Due to the Company’s continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), the $10.0 million upfront payment was deferred and is being recognized over the term of the Gammagard Partnership. The Company recognized revenue from the upfront payment under the Gammagard Partnership in the amounts of approximately $121,000 and $152,000 for the three months ended September 30, 2010 and 2009, respectively, and $400,000 and $455,000 for the nine months ended September 30, 2010 and 2009, respectively.
          In February 2007, the Company and Baxter amended certain existing agreements for HYLENEX and entered into a new agreement for kits and formulations with rHuPH20 (the “HYLENEX Partnership”). Under the terms of the HYLENEX Partnership, Baxter paid the Company a nonrefundable upfront payment of $10.0 million. Due to the Company’s continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), the $10.0 million upfront payment was deferred and is being recognized over the term of the HYLENEX Partnership. The Company recognized revenue from the upfront payment under the HYLENEX Partnership in the amounts of approximately $117,000 and $147,000 for the three months ended September 30, 2010 and 2009, respectively, and $387,000 and $440,000 for the nine months ended September 30, 2010 and 2009, respectively.
          In addition, Baxter will make payments to the Company based on sales of the products covered under the HYLENEX Partnership. Baxter has prepaid $10.0 million of such product-based payments. The prepaid product-based payments are deferred and are being recognized as product sales revenues as the Company earns such revenues from the sales of HYLENEX by Baxter. The Company recognized revenue from product-based payments in the amounts of approximately $0 and $64,000 for the three months ended September 30, 2010 and 2009, respectively, and $332,000 and $121,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

	As of September 30,
	2010	2009
Stock options and awards	8,628,068	8,039,524
Warrants	-	492,857

	8,628,068	8,532,381

10.     Stockholders’ Equity
          In September 2010, the Company issued 8.3 million shares of common stock in a public offering at a price of $7.25 per share, generating approximately $60.0 million in net proceeds. In connection with this financing, the Company granted to an underwriter an option to purchase 1,245,000 shares of common stock at a price of $7.25 per share. The option was exercisable in the event that the underwriter sold more than 8.3 million shares of common stock. The option expired unexercised on October 8, 2010.
          In June 2009, the Company issued 6,150,000 shares of common stock in a public offering at a price of $6.50 per share, generating approximately $38.2 million in net proceeds.
          During the nine months ended September 30, 2010 and 2009, holders of the Company’s outstanding options exercised rights to purchase approximately 282,000 and 624,000 common shares, respectively, at weighted exercise prices of $2.62 and $1.23 per share, respectively, for net proceeds of approximately $737,000 and $767,000, respectively. Options to purchase approximately 8.5 million and 7.8 million shares of the Company’s common stock were outstanding as of September 30, 2010 and December 31, 2009, respectively.
          During the nine months ended September 30, 2009, holders of the Company’s outstanding warrants exercised warrants to purchase approximately 2.7 million shares of common stock at an exercise price of $2.02 per share for net proceeds of approximately $5.1 million. There were no warrants outstanding as of September 30, 2010 and December 31, 2009.
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
          In May 2010, the Company delivered a notice of breach to Baxter due to Baxter’s failure to manufacture HYLENEX in accordance with the terms of existing development and supply contracts. In August 2010, the Company announced the withdrawal, without prejudice, of the notice of breach to Baxter. The Company has been in communication with the FDA and has provided them materials relating to the root cause and remediation plans. The Company has requested a meeting with the FDA, and the Company will be able to better predict the timing of a HYLENEX reintroduction after its meeting with the FDA.

12.     Subsequent Events
          In October 2010, the Company completed a corporate reorganization to focus its resources on advancing its core proprietary programs and supporting strategic alliances with Roche and Baxter. This reorganization resulted in a reduction in the workforce of approximately 25 percent primarily in the discovery research and preclinical areas. The Company will incur a one-time charge in the fourth quarter of 2010 resulting from this workforce reduction that will be mostly offset by reduced compensation expenses during the quarter.
          On October 29, 2010, the Company was awarded a total cash grant of approximately $978,000 under the Qualifying Therapeutic Discovery Project program administered under section 48D of the Internal Revenue Code. The total amount awarded is expected to be received during the fourth quarter of 2010.

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
Overview
          We are a biopharmaceutical company dedicated to the development and commercialization of products targeting the extracellular matrix for the endocrinology, oncology, dermatology and drug delivery markets. Our existing products and our products under development are based primarily on intellectual property covering the family of human enzymes known as hyaluronidases. Hyaluronidases are enzymes (proteins) that break down hyaluronan, or HA, which is a naturally occurring space-filling, gel-like substance that is a major component of both normal tissues throughout the body, such as skin and cartilage, and abnormal tissues such as tumors. Our primary technology is based on our proprietary recombinant human PH20 enzyme, or rHuPH20, a human synthetic version of hyaluronidase. The PH20 enzyme is a naturally occurring enzyme that temporarily degrades HA, thereby facilitating the penetration and diffusion of other drugs and fluids that are injected under the skin or in the muscle. Our proprietary rHuPH20 technology is applicable to multiple therapeutic areas and may be used to both expand existing markets and create new ones through the development of our own proprietary products. The rHuPH20 technology may also be applied to existing and developmental products of third parties through partnerships or other collaborations.
          Our operations to date have involved: (i) organizing and staffing our operating subsidiary, Halozyme, Inc.; (ii) acquiring, developing and securing our technology; (iii) undertaking product development for our existing products and a limited number of product candidates; and (iv) supporting the development of partnered product candidates. We continue to increase our focus on our proprietary product pipeline and have expanded investments in our proprietary product candidates. We currently have multiple proprietary programs in various stages of research and development. In addition, we have entered into a key partnership with F. Hoffmann-La Roche, Ltd and Hoffmann-La Roche, Inc., or Roche, to apply Enhanze™ Technology to Roche’s biological therapeutic compounds for up to 13 targets. We have also entered into two key partnerships with Baxter Healthcare Corporation, or Baxter, to apply Enhanze Technology to Baxter’s biological therapeutic compound, GAMMAGARD LIQUID™ and to develop and supply active pharmaceutical ingredient, or API, for HYLENEX®. There are two marketed products that utilize our technology: HYLENEX, a product used as an adjuvant to enhance the dispersion and absorption of other injected drugs and fluids, and Cumulase®, a product used for in vitro fertilization, or IVF. Historically, we have received only limited revenue from the sales of API for HYLENEX and the sales of API to the third party that produces Cumulase, in addition to other revenues from our partnerships with Baxter and Roche.

          Because a portion of the HYLENEX manufactured by Baxter was not in compliance with the requirements of the underlying HYLENEX agreements, HYLENEX was voluntarily recalled in May 2010. In May 2010, we delivered a notice of breach to Baxter due to Baxter’s failure to manufacture HYLENEX in accordance with the terms of existing development and supply contracts. In August 2010, we announced the withdrawal, without prejudice, of the notice of breach to Baxter. We have been in communication with the U.S. Food and Drug Administration, or FDA, and have provided them materials relating to the root cause and remediation plans. We have requested a meeting with the FDA, and we will be able to better predict the timing of a HYLENEX reintroduction after our meeting with the FDA.
          On August 12, 2010, we announced the issuance of United States Patent No. 7,767,429 (the “’429 Patent”) claiming rHuPH20. Claims to the human PH20 glycoprotein, PEGylated variants, the glycoprotein produced by recombinant methods, and pharmaceutical compositions with other agents, including antibodies, insulins, cytokines, anti-infectives and additional therapeutic classes were awarded in this patent and additional claims are in prosecution. This patent will not expire until September 23, 2027. A European counterpart patent, EP1603541, was also granted to us on November 11, 2009. On August 13, 2010, however, we learned that an opposition to this patent was filed with the European Patent Office. We plan on contesting the opposition with written submissions to the European Patent Office and we expect to obtain European patent protection that is equal or superior to the claims issued in the ’429 patent. The European patent provides protection until March 5, 2024.
          In October 2010, we completed a corporate reorganization to focus our resources on advancing our core proprietary programs and supporting strategic alliances with Roche and Baxter. This reorganization resulted in a reduction in the workforce of approximately 25 percent primarily in the discovery research and preclinical areas. We will incur a one-time charge in the fourth quarter of 2010 resulting from this workforce reduction that will be mostly offset by reduced compensation expenses during the quarter.
          We have product candidates in the research, preclinical and clinical stages, but future revenues from the sales of these product candidates will depend on our ability to develop, manufacture, obtain regulatory approvals for and successfully commercialize product candidates. It may be years, if ever, before we are able to obtain regulatory approvals for these product candidates. We have incurred net operating losses each year since inception, with an accumulated deficit of approximately $208.4 million as of September 30, 2010.
          In January 2010, we filed a shelf registration statement on Form S-3 (Registration No. 333-164215) which allows us, from time to time, to offer and sell up to $100.0 million of equity or debt securities. In September 2010, we sold approximately $60.2 million of our common stock in an underwritten public offering at a price of $7.25 per share. We may utilize this universal shelf in the future to raise capital to fund the continued development of our product candidates, the commercialization of our products or for other general corporate purposes.

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
          The primary goal of our ultrafast insulin program is to develop a best-in-class insulin product, with demonstrated clinical benefits for type 1 and 2 diabetes mellitus patients, in comparison to the current standard of care analog products that participate in the growing $3.8 billion prandial insulin market. We are developing Insulin-PH20 and Analog-PH20 in parallel to explore a maximum range of value creating opportunities. With a more rapidly absorbed, faster acting insulin product, we seek to demonstrate one or more significant improvements relative to existing treatment, such as improved glycemic control, less hypoglycemia, and less weight gain. A number of Phase 1 and Phase 2 clinical pharmacology trials, and registration trial-enabling treatment studies in connection with our ultrafast insulin program are ongoing or planned, that will investigate the various attributes of our insulin product candidates. The status of some of these trials is summarized below:
•
In August 2010, we initiated two randomized double-blind Phase 2 clinical trials that utilize our rHuPH20 in combination with the two leading commercially available mealtime analogs: insulin aspart and insulin lispro. Diabetes patients enrolled in these cross-over design studies will receive an insulin analog alone and the Analog-PH20 treatment for 12 weeks each. Previous studies have demonstrated that the coinjection of rHuPH20 with an insulin analog results in a more physiologic fast-in, fast-out profile that enhances the mealtime glycemic control for each analog. These Phase 2 clinical trials, one in type 1 diabetes patients and the other in type 2 patients, will compare two ultrafast insulin analog products formulated with rHuPH20 to an active comparator, Humalog. Each study will enroll approximately 110 patients and begins with a 4 to 6 week titration period where patients optimize their basal insulin dosing. Patients will then be randomized to receive either the Lispro-PH20 or Aspart-PH20 investigational study drugs and the active comparator three times daily for 12 weeks each in a random sequence. The primary endpoint of each study will be a comparison of improved glycemic control, as assessed by the change in glycemic control from baseline. Data regarding postprandial glucose levels, the proportion of patients that safely achieve glycemic control targets, rates of hypoglycemia, weight change and additional endpoints will be collected.

•
In August 2010, we completed a Phase 2 clinical trial to compare regular insulin with rHuPH20 to lispro alone. After a one-month observation period that included dose optimization, patients were randomized to regular insulin with rHuPH20 or lispro and treated for three months. At the end of three months, patients were crossed over to the other study treatment for another three months. This study was designed to evaluate the safety and efficacy of Insulin-PH20 relative to a standard of care therapy, Humalog. The result of this study will be presented at the Tenth Annual Diabetes Technology Meeting, November 2010, in Bethesda, Maryland.

•
In March 2010, we completed a Phase 2 clinical study in patients with type 2 diabetes mellitus. This randomized cross-over design study was designed to compare the postprandial glycemic excursions following a standardized test meal for three treatment regimens: insulin lispro with rHuPH20, regular insulin with rHuPH20 and lispro alone, each delivered at an individually optimized dose. The clinical trial results showed that injection of insulin lispro with rHuPH20 reduces both hyperglycemic excursions and incidence of hypoglycemia relative to insulin lispro alone, and that the optimum dose of insulin lispro was reduced when coinjected with rHuPH20. The results from this study were presented at the American Diabetes Association, or ADA, 70th Scientific Sessions in Orlando in June 2010 and at the 46th Annual Meeting of the European Association for the Study of Diabetes, or EASD, in Stockholm, Sweden in September 2010.

•
In February 2010, we completed a Phase 1 clinical study designed to assess the effects of three approved prandial insulin analogs administered with rHuPH20 compared to each of the analogs alone, each delivered at a standardized dose. This randomized, six-way cross-over design, euglycemic clamp study compared the postprandial pharmacokinetics and glucodynamics of the insulin analogs with and without rHuPH20. The clinical trial results showed that the addition of rHuPH20 to three different mealtime insulin analogs accelerated their absorption. The acceleration produced by the coadministration of rHuPH20 produced significantly more pronounced insulin action during the first two hours after injection followed by a more rapid diminution of insulin effects compared to the analogs alone. The coinjection of PH20 with lispro, aspart and glulisine results in a more physiologic fast-in, fast-out profile and accelerates the glucodynamic profile for each analog. The results from this study were also presented at the ADA 70th Scientific Sessions in Orlando in June 2010 and the 46th Annual Meeting of the EASD in Stockholm, Sweden in September 2010.

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
          In the first quarter of 2009, we initiated a Phase 1 clinical trial for our PEGPH20 program. This first in human trial with PEGPH20 is a dose-escalation, multicenter, pharmacokinetic and pharmacodynamic, safety study, in which patients with advanced solid tumors are receiving intravenous administration of PEGPH20 as a single agent. Based on initial data from this trial, and after consultation with the FDA, lower doses of PEGPH20 are now employed at a lower dosing frequency. The study is actively enrolling and in a dose escalation phase. In July 2010, we initiated a second Phase 1 clinical trial with PEGPH20 in the treatment of solid tumors. This trial incorporates the use of oral dexamethasone as a pretreatment for all patients prior to receiving intravenous administration of PEGPH20. The second Phase 1 study is ongoing and actively enrolling.
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
          Compounds directed at three of the Roche exclusive targets have previously commenced clinical trials. One compound has completed a Phase 1 clinical trial, one compound (subcutaneous MabThera®) is in a Phase 1 clinical trial and is preparing to begin a Phase 3 clinical trial, and the third compound (subcutaneous Herceptin) is in a Phase 3 clinical trial. In October 2009, Roche commenced its first Phase 3 clinical trial for a compound directed at an exclusive target. This Phase 3 clinical trial is for a subcutaneously delivered version of Roche’s anticancer biologic, Herceptin (trastuzumab). The study will investigate the pharmacokinetics, efficacy and safety of subcutaneous Herceptin in patients with HER2-positive breast cancer as part of adjuvant treatment. Herceptin is approved to treat HER2-positive breast cancer and currently is given intravenously. Breast cancer is the most common cancer among women worldwide. Each year, more than one million new cases of breast cancer are diagnosed worldwide, and nearly 400,000 people will die of the disease annually. In HER2-positive breast cancer, increased quantities of the HER2 protein are present on the surface of the tumor cells. This is known as ‘HER2 positivity’ and affects approximately 20-25% of women with breast cancer. Roche has stated that they expect to file for regulatory approval of subcutaneous Herceptin in 2012.
          In September 2009, Roche began a Phase 1 clinical trial for a subcutaneous formulation of MabThera® (rituximab). The study will investigate the pharmacokinetics and tolerability of subcutaneous MabThera in patients with follicular lymphoma as part of maintenance treatment. Intravenously administered MabThera is approved for the treatment of non-Hodgkin’s lymphoma (NHL), a type of cancer that affects lymphocytes, or white blood cells. An estimated 66,000 new cases of NHL were diagnosed in the U.S. in 2009 with approximately 125,000 new cases reported worldwide. Roche anticipates starting a Phase 3 clinical trial to investigate the pharmacokinetics, efficacy and safety of subcutaneous MabThera in December 2010.
          Additional information about the Phase 3 subcutaneous Herceptin and Phase 1 and Phase 3 subcutaneous MabThera clinical trials can be found at www.clinicaltrials.gov and www.roche-trials.com.
          Baxter Gammagard Partnership
          GAMMAGARD LIQUID is a current Baxter product that is indicated for the treatment of primary immunodeficiency disorders associated with defects in the immune system. In September 2007, Halozyme and Baxter entered into an Enhanze Technology partnership, or the Gammagard Partnership. Under the terms of this partnership, Baxter obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with GAMMAGARD LIQUID, or HyQ. Pending the successful completion of various regulatory and sales milestones, Baxter will be obligated to make milestone payments to us, as well as royalty payments on the sales of products that result from the partnership. Baxter is responsible for all development, manufacturing, clinical, regulatory, sales and marketing costs under the Gammagard Partnership, while we will be responsible for the supply of the rHuPH20 enzyme. In addition, Baxter has certain product development and commercialization obligations in major markets identified in the Gammagard License. In January of 2009, Baxter commenced a Phase 3 clinical trial for HyQ, and in July 2009, the enrollment for this study was completed. Baxter has stated that they expect to file for regulatory approval of HyQ in 2011.
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
          In October 2009, Baxter commenced the commercial launch of HYLENEX recombinant (hyaluronidase human injection) for use in pediatric rehydration at the 2009 American College of Emergency Physicians (ACEP) scientific assembly. In addition, under the HYLENEX Partnership, Baxter has a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with Baxter hydration fluids and generic small molecule drugs, with the exception of combinations with (i) bisphosphonates, (ii) cytostatic and cytotoxic chemotherapeutic agents and (iii) proprietary small molecule drugs, the rights to which have been retained by Halozyme.
          Because a portion of the HYLENEX manufactured by Baxter was not in compliance with the requirements of the underlying HYLENEX agreements, HYLENEX was voluntarily recalled in May 2010. In May 2010, we delivered a notice of breach to Baxter due to Baxter’s failure to manufacture HYLENEX in accordance with the terms of existing development and supply contracts. The notice was sent after Baxter informed us that a portion of the HYLENEX manufactured by Baxter was not in compliance with the requirements of the underlying agreements with Baxter. In August 2010, we announced the withdrawal, without prejudice, of the notice of breach to Baxter. We have been in communication with the FDA and have provided them materials relating to the root cause and remediation plans. We have requested a meeting with the FDA, and we will be able to better predict the timing of a HYLENEX reintroduction after our meeting with the FDA.
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
          Since our inception in 1998 through September 30, 2010, we have incurred research and development expenses of $185.5 million. From January 1, 2007 through September 30, 2010, approximately 22% and 15% of our research and development expenses were associated with the development of our ultrafast insulin and PEGPH20 product candidates, respectively. Due to the uncertainty in obtaining FDA and other regulatory approvals, our reliance on third parties and competitive pressures, we are unable to estimate with any certainty the additional costs we will incur in the continued development of our proprietary product candidates for commercialization. However, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development.
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
Critical Accounting Policies and Estimates
          Our discussion and analysis of our financial position and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.
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
          In addition, we receive product-based payments upon the sale of HYLENEX by Baxter, in accordance with the terms of the HYLENEX Partnership. Product sales revenues are recognized as we earn such revenues based on Baxter’s shipments of HYLENEX to its distributors when such amounts can be reasonably estimated. Baxter has prepaid $10.0 million of product-based payments. The prepaid product-based payments were initially deferred and are being recognized as product sales revenue as we earn such revenue from the sales of HYLENEX by Baxter. HYLENEX was voluntarily recalled in May 2010. We have been in communication with the FDA and have provided them materials relating to the root cause and remediation plans. We have requested a meeting with the FDA, and we will be able to better predict the timing of a HYLENEX reintroduction after our meeting with the FDA. In connection with the recall, we did not recognize any royalty revenue from product sales made after March 31, 2010 based on management’s assessment that any product sales made after that date are expected to be returned.
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
Results of Operations
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
          Product Sales – Product sales were $98,000 for the three months ended September 30, 2010 compared to $411,000 for the three months ended September 30, 2009. The decrease of $313,000 was due to the decreases in sales of API for HYLENEX and API for Cumulase. Based on the voluntary recall of HYLENEX announced in May 2010, we expect total product sales to remain low in future periods at least until HYLENEX is reintroduced to the market.
          Revenues Under Collaborative Agreements – Revenues under collaborative agreements were approximately $3.3 million for the three months ended September 30, 2010 compared to $2.6 million for the three months ended September 30, 2009. Revenues under collaborative agreements consisted of the amortization of license fees and milestone payments received from Baxter and Roche of approximately $695,000 and $1.8 million for the three months ended September 30, 2010 and 2009, respectively, and reimbursements for research and development services from Baxter of $851,000 and $260,000 and Roche of $1.7 million and $546,000 for the three months ended September 30, 2010 and 2009, respectively. Such reimbursements are for research and development services rendered by us at the request of Roche and Baxter and the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to increase in future periods provided that we meet various clinical and regulatory milestones set forth in such agreements.
          Cost of Product Sales – Cost of product sales were $7,000 for the three months ended September 30, 2010 compared to $103,000 for the three months ended September 30, 2009. The decrease of $96,000 was primarily due to the decrease in the sales of HYLENEX API. Based on the voluntary recall of HYLENEX announced in May 2010, we expect total cost of product sales to remain low in future periods at least until HYLENEX is reintroduced to the market.
          Research and Development – Research and development expenses were $12.4 million for the three months ended September 30, 2010 compared to $13.2 million for the three months ended September 30, 2009. The decrease of $714,000, or 5%, was primarily due to a decrease in clinical trial expenses mainly related to the ultrafast insulin program. We expect research and development costs to increase in future periods as we expand our clinical trial programs, primarily with the ultrafast insulin program, and continue to develop and manufacture our product candidates.
          Selling, General and Administrative – SG&A expenses were $3.4 million for the three months ended September 30, 2010 compared to $3.7 million for the three months ended September 30, 2009. The decrease of $329,000 or 9% is mainly due to the decrease in market research expenses.
          Interest and Other Income, Net – Interest and other income consisted of interest income of $23,000 for the three months ended September 30, 2010 compared to $27,000 for the three months ended September 30, 2009.

          Net Loss – Net loss was $12.4 million, or $0.13 per common share, for the three months ended September 30, 2010 compared to $13.9 million, or $0.16 per common share, for the three months ended September 30, 2009. The decrease in net loss was primarily due to the decrease in operating expenses and the increase in revenues.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
          Product Sales – Product sales were $695,000 for the nine months ended September 30, 2010 compared to $669,000 for the nine months ended September 30, 2009. Based on the voluntary recall of HYLENEX announced in May 2010, we expect total product sales to remain low in future periods at least until HYLENEX is reintroduced to the market.
          Revenues Under Collaborative Agreements – Revenues under collaborative agreements were approximately $9.4 million for the nine months ended September 30, 2010 compared to $6.6 million for the nine months ended September 30, 2009. Revenues under collaborative agreements consisted of the amortization of license fees and milestone payments received from Baxter and Roche of approximately $2.3 million and $4.3 million for the nine months ended September 30, 2010 and 2009, respectively, and reimbursements for research and development services from Baxter of $3.3 million and $959,000 and Roche of $3.5 million and $1.3 million for the nine months ended September 30, 2010 and 2009, respectively. Such reimbursements are for research and development services rendered by us at the request of Roche and Baxter and the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to increase in future periods provided that we meet various clinical and regulatory milestones set forth in such agreements.
          Cost of Sales – Cost of sales were $96,000 for the nine months ended September 30, 2010 compared to $152,000 for the nine months ended September 30, 2009. The decrease of $56,000 was primarily due to the decrease in the sales of HYLENEX API. Based on the voluntary recall of HYLENEX announced in May 2010, we expect total cost of product sales to remain low in future periods at least until HYLENEX is reintroduced to the market.
          Research and Development – Research and development expenses were $35.8 million for the nine months ended September 30, 2010 compared to $41.8 million for the nine months ended September 30, 2009. The decrease of $6.0 million, or 14%, was primarily due to $3.8 million decrease in research-related manufacturing activities and a $3.1 million decrease in clinical trial expenses mainly related to the ultrafast insulin program. The decrease was partially offset by the increased compensation costs of $1.5 million primarily due to the increase in our research and development headcount. At September 30, 2010, the average of our headcount for research and development functions increased to 108 employees, compared with 98 employees at September 30, 2009. As the result of the reduction in workforce in October 2010, our headcount for research and development functions was reduced to 75. Notwithstanding this reduction in headcount, we expect research and development costs to increase in future periods as we expand our clinical trial programs and continue to develop and manufacture our product candidates.
          Selling, General and Administrative – SG&A expenses were $10.5 million for the nine months ended September 30, 2010 compared to $11.1 million for the nine months ended September 30, 2009. The decrease of approximately $605,000, or 5%, was primarily due to the decrease in compensation costs and market research expenses.
          Interest and Other Income – Interest and other income consisted of interest income of $32,000 and $88,000 for the nine months ended September 30, 2010 and 2009, respectively. The decrease in interest income was primarily due to lower interest rates and lower average cash and cash equivalent balances in 2010 as compared to the same period in 2009.
          Net Loss – Net loss was $36.3 million, or $0.39 per common share, for the nine months ended September 30, 2010 compared to $45.7 million, or $0.54 per common share for the nine months ended September 30, 2009. The decrease in net loss was primarily due to the decrease in operating expenses and the increase in revenues.

Liquidity and Capital Resources
Overview
          Our principal sources of liquidity are our existing cash and cash equivalents. As of September 30, 2010, we had cash and cash equivalents of approximately $89.8 million. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements will depend on the success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and other commercialization activities.
          We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months. Currently, we anticipate total net cash burn, excluding the proceeds from the financing completed in September 2010, of approximately $40.0 to $45.0 million for the year ending December 31, 2010, depending on the progress of various preclinical and clinical programs, the timing of our manufacturing scale up and the achievement of various milestones under our existing collaborative agreements. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborations and cash that we will raise through future transactions. We may finance future cash needs through any one of the following financing vehicles: (i) the public or private issuance of securities; (ii) new collaborative agreements; and/or (iii) expansions or revisions to existing collaborative relationships.
          In January 2010, we filed a shelf registration statement on Form S-3 (Registration No. 333-164215) which allows us, from time to time, to offer and sell up to $100.0 million of equity or debt securities. In September 2010, we sold approximately $60.2 million of our common stock in an underwritten public offering at a price of $7.25 per share. We may utilize this universal shelf in the future to raise capital to fund the continued development of our product candidates, the commercialization of our products or for other general corporate purposes.
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
Cash Flows
          Net cash used in operations was $38.0 million for the nine months ended September 30, 2010 compared to $29.2 million of net cash used in operations for the nine months ended September 30, 2009. The change was primarily due to a $12.0 million decrease in receipts from partnership payments as compared to the same period in 2009 and $3.0 million increase in prepaid expenses and other assets. The decrease was partially offset by decreased operating expenses of $6.6 million in the nine months ended September 30, 2010 as compared to the same period in 2009.
          Net cash used in investing activities was $316,000 for the nine months ended September 30, 2010 compared to $898,000 for the nine months ended September 30, 2009. The decrease was primarily due to a decrease in purchases of property and equipment in the nine months ended September 30, 2010.
          Net cash provided by financing activities was $60.7 million for the nine months ended September 30, 2010 compared to $44.0 million for the nine months ended September 30, 2009. Net cash provided by financing activities in 2010 primarily consisted of $60.0 million in net proceeds from the sale of our common stock in September 2010 and $737,000 in net proceeds from stock option exercises. Net cash provided by financing activities for the nine months ended September 30, 2009 consisted of $38.2 million in net proceeds from the sale of our common stock in June 2009 and $5.8 million in net proceeds from warrant and stock option exercises.

Off-Balance Sheet Arrangements
          As of September 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Recent Accounting Pronouncements
          See Note 3, Pending Adoption of Recent Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements for discussions of new accounting pronouncements and their effect, if any on us.
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
          Relative to expenses incurred in our operations, we have generated only minimal revenue from product sales, licensing fees and milestone payments to date and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, licensing fees and/or milestone payments, we expect to incur significant operating losses over the next few years. We have never been profitable, and we may never become profitable. Through September 30, 2010, we have incurred aggregate net losses of approximately $208.4 million.
If our proprietary and partnered product candidates do not receive and maintain regulatory approvals, or if approvals are not obtained in a timely manner, such failure or delay would substantially impair our ability to generate revenues.
          Approval from the FDA is necessary to manufacture and market pharmaceutical products in the United States and the other countries in which we anticipate doing business have similar requirements. The process for obtaining FDA and other regulatory approvals is extensive, time-consuming and costly, and there is no guarantee that the FDA or other regulatory bodies will approve any applications that may be filed with respect to any of our proprietary or partnered product candidates, or that the timing of any such approval will be appropriate for the desired product launch schedule for a product candidate. We, and our partners, attempt to provide guidance as to the timing for the filing and acceptance of such regulatory approvals, but such filings and approvals may not occur on the originally anticipated timeline, or at all. There are no proprietary or partnered product candidates currently in the regulatory approval process, and we and our partners may not be successful in obtaining such approvals for any potential products in a timely manner, or at all (please also refer to the risk factor titled “Our proprietary and partnered product candidates may not receive regulatory approvals for a variety of reasons, including unsuccessful clinical trials.” for additional information relating to the approval of product candidates).

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
          For example, because a portion of the HYLENEX manufactured by Baxter was not in compliance with the requirements of the underlying HYLENEX agreements, HYLENEX was voluntarily recalled in May 2010. We have been in communication with the FDA, and have provided them materials relating to the root cause and remediation plans. We have requested a meeting with the FDA, and we will be able to better predict the timing for a HYLENEX reintroduction after our meeting with the FDA.
Most of our current proprietary and partnered products and product candidates rely on the rHuPH20 enzyme.
          The rHuPH20 enzyme is a key technological component of Enhanze Technology, our ultrafast insulin program, HYLENEX and other proprietary and partnered products and product candidates. An adverse development for rHuPH20 (e.g., an adverse regulatory determination relating to rHuPH20, we are unable to obtain sufficient quantities of rHuPH20, we are unable to obtain or maintain material proprietary rights to rHuPH20 or we discover negative characteristics of rHuPH20) would substantially impact multiple areas of our business, including current and potential partnerships, as well as proprietary programs.

Our proprietary and partnered product candidates may not receive regulatory approvals for a variety of reasons, including unsuccessful clinical trials.
          Clinical testing of pharmaceutical products is a long, expensive and uncertain process and the failure or delay of a clinical trial can occur at any stage. Even if initial results of preclinical studies or clinical trial results are promising, we or our partners may obtain different results that fail to show the desired levels of safety and efficacy, or we may not, or our partners may not, obtain applicable regulatory approval for a variety of other reasons. Clinical trials for any of our proprietary or partnered product candidates could be unsuccessful, which would delay or prohibit regulatory approval and commercialization of the product candidates. In the United States and other jurisdictions, regulatory approval can be delayed, limited or not granted for many reasons, including, among others:
•	regulatory review may not find a product candidate safe or effective enough to merit either continued testing or final approval;

•
regulatory review may not find that the data from preclinical testing and clinical trials justifies approval, or they may require additional studies that would significantly delay or make continued pursuit of approval commercially unattractive;

•	a regulatory agency may reject our trial data or disagree with our interpretations of either clinical trial data or applicable regulations;

•	the cost of a clinical trial may be greater than what we originally anticipate, and we may decide to not pursue regulatory approval for such a trial;

•	a regulatory agency may not approve our manufacturing processes or facilities, or the processes or facilities of our partners, our contract manufacturers or our raw material suppliers;

•
a regulatory agency may identify problems or other deficiencies in our existing manufacturing processes or facilities, or the existing processes or facilities of our partners, our contract manufacturers or our raw material suppliers;

•
a regulatory agency may change its formal or informal approval requirements and policies, act contrary to previous guidance, adopt new regulations or raise new issues or concerns late in the approval process; or

•
a product candidate may be approved only for indications that are narrow or under conditions that place the product at a competitive disadvantage, which may limit the sales and marketing activities for such product candidate or otherwise adversely impact the commercial potential of a product.

          If a proprietary or partnered product candidate is not approved in a timely fashion on commercially viable terms, or if development of any product candidate is terminated due to difficulties or delays encountered in the regulatory approval process, it could have a material adverse impact on our business and we will become more dependent on the development of other proprietary or partnered product candidates and/or our ability to successfully acquire other products and technologies. There can be no assurances that any proprietary or partnered product candidate will receive regulatory approval in a timely manner, or at all.
          We anticipate that certain proprietary and partnered products will be marketed, and perhaps manufactured, in foreign countries. The process of obtaining regulatory approvals in foreign countries is subject to delay and failure for the reasons set forth above, as well as for reasons that vary from jurisdiction to jurisdiction. The approval process varies among countries and jurisdictions and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. Foreign regulatory agencies may not provide approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA.

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
          We rely on third parties to store and ship API on our behalf and to also prepare, fill, finish and package our products and product candidates prior to their distribution. If we are unable to locate third parties to perform these functions on terms that are acceptable to us, or if the third parties we identify fail to perform their obligations, the progress of clinical trials could be delayed or even suspended and the commercialization of approved product candidates could be delayed or prevented. We currently utilize a subsidiary of Baxter to prepare, fill, finish and package HYLENEX under a development and supply agreement. We rely on its ability to successfully manufacture HYLENEX batches according to product specifications. Any delays or interruptions in Baxter’s ability to manufacture HYLENEX batches in amounts necessary to meet product demand could have a material adverse impact on the commercialization of HYLENEX.
          For example, because a portion of the HYLENEX manufactured by Baxter was not in compliance with the requirements of the underlying HYLENEX agreements, HYLENEX was voluntarily recalled in May 2010. We have been in communication with the FDA, and have provided them materials relating to the root cause and remediation plans. We have requested a meeting with the FDA, and we will be able to better predict the timing for a HYLENEX reintroduction after our meeting with the FDA.
We may wish to raise additional capital in the next twelve months and there can be no assurance that we will be able to obtain such funds.
          During the next twelve months, we may wish to raise additional capital to continue the development of our product candidates or for other current corporate purposes. Our current cash position and expected revenues during the next few years may not constitute the amount of capital necessary for us to continue the development of our proprietary product candidates and to fund general operations. In addition, if we engage in acquisitions of companies, products or technology in order to execute our business strategy, we may need to raise additional capital. We will need to raise additional capital in the future through one or more financing vehicles that may be available to us. Potential financing vehicles include: (i) the public or private issuance of securities; (ii) new collaborative agreements; and/or (iii) expansions or revisions to existing collaborative relationships.
          Considering our stage of development, the nature of our capital structure and general market conditions, if we are required to raise additional capital in the future, the additional financing may not be available on favorable terms, or at all. If additional capital is not available on favorable terms when needed, we will be required to significantly reduce operating expenses through the restructuring of our operations. If we are successful in raising additional capital, a substantial number of additional shares may be issued and these shares will dilute the ownership interest of our current investors.

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
          Any approved products, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for these products, are subject to continual requirements and review by the FDA and other regulatory bodies. Regulatory authorities subject a marketed product, its manufacturer and the manufacturing facilities to continual review and periodic inspections. We, and our partners, will be subject to ongoing regulatory requirements, including required submissions of safety and other post-market information and reports, registration requirements, cGMP regulations, requirements regarding the distribution of samples to physicians and recordkeeping requirements. The cGMP regulations include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. We rely on the compliance by our contract manufacturers with cGMP regulations and other regulatory requirements relating to the manufacture of our products. We and our partners are also subject to state laws and registration requirements covering the distribution of our products. Regulatory agencies may change existing requirements or adopt new requirements or policies. We or our partners may be slow to adapt or may not be able to adapt to these changes or new requirements.
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
          For example, because a portion of the HYLENEX manufactured by Baxter was not in compliance with the requirements of the underlying HYLENEX agreements, HYLENEX was voluntarily recalled in May 2010. We have been in communication with the FDA, and have provided them materials relating to the root cause and remediation plans. We have requested a meeting with the FDA, and we will be able to better predict the timing for HYLENEX reintroduction after our meeting with the FDA.
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
          We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low sales prices of our common stock during the twelve months ended September 30, 2010 were $9.11 and $5.22, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:
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
          We currently have the ability to offer and sell up to $39.8 million of additional equity or debt securities under an effective universal shelf registration statement. Sales of substantial amounts of shares of our common stock or other securities under our universal shelf registration statement could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities. In the future, we may issue additional options, warrants or other derivative securities convertible into our common stock.

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

          We currently own or license several patents and also have pending patent applications applicable to rHuPh20 and other proprietary materials. There can be no assurance that our existing patents, or any patents issued to us as a result of our pending patent applications, will provide a basis for commercially viable products, will provide us with any competitive advantages, or will not face third party challenges or be the subject of further proceedings limiting their scope or enforceability. For example, a European patent, EP1603541, claiming rHuPH20 was granted to us on November 11, 2009. Claims to the human PH20 glycoprotein, PEGylated variants, the glycoprotein produced by recombinant methods, and pharmaceutical compositions with other agents, including antibodies, insulins, cytokines, anti-infectives and additional therapeutic classes were awarded in this patent and additional claims are in prosecution. On August 13, 2010, however, we learned that an opposition to this patent was filed with the European Patent Office. We plan on contesting the opposition with written submissions to the European Patent Office and we expect to obtain European patent protection that is equal or superior to claims previously issued in a counterpart United States patent (U.S. Patent No. 7,767,429). Any limitations in our patent portfolio could have a material adverse effect on our business and financial condition. In addition, if any of our pending patent applications do not result in issued patents, or result in issued patents with narrow or limited claims, this could have a material adverse effect on our business and financial condition.
          We may become involved in interference proceedings in the U.S. Patent and Trademark Office, or other proceedings in other jurisdictions, to determine the priority, validity or enforceability of our inventions. In addition, costly litigation could be necessary to protect our patent position.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we typically invest all, or substantially all, of our cash in money market funds that invest primarily in government securities. Our investment policy also permits investments in a variety of securities including commercial paper and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2010, we did not have any holdings of derivative financial or commodity instruments, or any foreign currency denominated transactions, and all of our cash and cash equivalents were in money market mutual funds and other investments that we believe to be highly liquid.
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
Changes in Internal Control Over Financial Reporting
          There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 1A. Risk Factors
          We have provided updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The “Risk Factors” section provides updated information in certain areas, particularly with respect to uncertainties regarding the regulatory approval of proprietary and partnered product candidates. We do not believe the updates have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Not applicable.
Item 3. Defaults Upon Senior Securities
          Not applicable.
Item 4. (Removed and Reserved)
Item 5. Other Information
          Not applicable.
Item 6. Exhibits

Exhibit	Title

10.1	Underwriting Agreement, between Halozyme Therapeutics, Inc. and Barclays Capital Inc., dated September 8, 2010 (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed September 9, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation
Dated: November 5, 2010	/s/ Jonathan E. Lim
Jonathan E. Lim, MD
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 5, 2010	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)