Form 10-Q
period 2011-03-31
HALOZYME THERAPEUTICS INC
filed 2011-05-06
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 102,805,047 as of May 2, 2011.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$73,829,299	$83,255,848
Accounts receivable	1,731,325	2,328,268
Inventory	248,474	193,422
Prepaid expenses and other assets	3,382,993	3,720,896

Total current assets	79,192,091	89,498,434
Property and equipment, net	1,741,192	1,846,899

Total Assets	$80,933,283	$91,345,333

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,450,993	$3,820,368
Accrued expenses	8,238,267	8,605,569
Deferred revenue	2,914,479	2,917,129

Total current liabilities	12,603,739	15,343,066
Deferred revenue, net of current portion	54,447,803	55,176,422
Deferred rent, net of current portion	366,392	474,389

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock — $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock — $0.001 par value; 150,000,000 shares authorized; 102,033,491 and 100,580,849 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	102,033	100,581
Additional paid-in capital	248,300,828	245,502,670
Accumulated deficit	(234,887,512)	(225,251,795)

Total stockholders’ equity	13,515,349	20,351,456

Total Liabilities and Stockholders’ Equity	$80,933,283	$91,345,333

Note:	The condensed balance sheet at December 31, 2010 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Product sales	$165,449	$397,810
Revenues under collaborative agreements	7,378,445	3,043,921

Total revenues	7,543,894	3,441,731

Operating expenses:
Cost of product sales	11,717	5,660
Research and development	13,785,797	11,467,204
Selling, general and administrative	3,405,966	3,757,013

Total operating expenses	17,203,480	15,229,877

Operating loss	(9,659,586)	(11,788,146)

Interest and other income, net	23,869	669

Net loss	$(9,635,717)	$(11,787,477)

Basic and diluted net loss per share	$(0.10)	$(0.13)

Shares used in computing basic and diluted net loss per share	100,927,402	91,610,830

See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
Operating activities:
Net loss	$(9,635,717)	$(11,787,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	931,070	1,228,786
Depreciation and amortization	326,181	410,257
(Gain) loss on disposal of equipment	(656)	5,101
Changes in operating assets and liabilities:
Accounts receivable	596,943	2,223,163
Inventory	(55,052)	-
Prepaid expenses and other assets	337,903	(2,746,930)
Accounts payable and accrued expenses	(2,771,781)	(637,995)
Deferred rent	(89,688)	(72,504)
Deferred revenue	(731,269)	(1,225,054)

Net cash used in operating activities	(11,092,066)	(12,602,653)

Investing activities:
Purchases of property and equipment	(203,023)	(149,040)

Net cash used in investing activities	(203,023)	(149,040)

Financing activities:
Proceeds from exercise of stock options, net	1,868,540	463,503

Net cash provided by financing activities	1,868,540	463,503

Net decrease in cash and cash equivalents	(9,426,549)	(12,288,190)
Cash and cash equivalents at beginning of period	83,255,848	67,464,506

Cash and cash equivalents at end of period	$73,829,299	$55,176,316

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable for purchases of property and equipment	$16,795	$44,429
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
          The Company’s operations to date have involved: (i) organizing and staffing its operating subsidiary, Halozyme, Inc.; (ii) acquiring, developing and securing its technology; (iii) undertaking product development for its existing products and a limited number of product candidates; and (iv) supporting the development of partnered product candidates. The Company currently has multiple proprietary programs in various stages of research and development. In addition, the Company has a key partnership with F. Hoffmann-La Roche, Ltd and Hoffmann-La Roche, Inc. (“Roche”) to apply the Company’s Enhanze™ Technology to Roche’s biological therapeutic compounds for up to eight targets (the “Roche Partnership”). The Company also has a key partnership with Baxter Healthcare Corporation (“Baxter”) to apply Enhanze Technology to Baxter’s biological therapeutic compound, GAMMAGARD LIQUID™ (the “Gammagard Partnership”). The Company also had a partnership with Baxter, under which Baxter had worldwide marketing rights for HYLENEX®, a registered trademark of Baxter International, Inc. (the “HYLENEX Partnership”). In January 2011, the Company and Baxter mutually agreed to terminate the HYLENEX Partnership. There are two marketed products that utilize the Company’s technology: HYLENEX, a hyaluronidase human injection used as an adjuvant to enhance the dispersion and absorption of other injected drugs and fluids, and Cumulase®, a product used for in vitro fertilization (“IVF”). Currently, the Company has received only limited revenue from the sales of active pharmaceutical ingredients (“API”) to the third party that produces Cumulase, in addition to other revenues from its partnerships with Baxter and Roche.
2.     Basis of Presentation
          The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Operating results for interim periods are not necessarily indicative of the operating results for an entire fiscal year.
          The consolidated financial statements include the accounts of Halozyme Therapeutics, Inc. and its wholly owned subsidiary, Halozyme, Inc. All intercompany accounts and transactions have been eliminated.
          The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from management’s estimates.

3.     Adoption of Recent Accounting Pronouncements
          Effective January 1, 2011, the Company adopted on a prospective basis Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition (Topic 605): Milestone Method of Revenue Recognition (“Milestone Method”). ASU No. 2010-17 states that the Milestone Method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The Milestone Method is not required and is not the only acceptable method of revenue recognition for milestone payments. The adoption of ASU No. 2010-17 did not have a material impact on the Company’s consolidated financial position or results of operations.
          Effective January 1, 2011, the Company adopted on a prospective basis FASB’s ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU No. 2009-13 requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. ASU No. 2009-13 eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to Accounting Standards Code 605-25. The adoption of ASU No. 2009-13 did not have a material impact on the Company’s consolidated financial position or results of operations.
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
          Cash equivalents of approximately $72.0 million and $79.8 million at March 31, 2011 and December 31, 2010, respectively, are carried at fair value and are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices for identical securities. The Company has no instruments that are classified within Level 2 or Level 3.
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
          Product Sales — Revenue from the sales of API for Cumulase is recognized when the transfer of ownership occurs, which is upon shipment to the Company’s distributor. The Company is obligated to accept returns for product that does not meet product specifications. Historically, the Company has not had any product returns as a result of not meeting product specifications.
          In accordance with the HYLENEX Partnership with Baxter, the Company supplied Baxter with API for HYLENEX at its fully burdened cost plus a margin. Baxter filled and finished HYLENEX and held it for subsequent distribution, at which time the Company ensured it met product specifications and released it as available for sale. Because of the Company’s continued involvement in the development and production process of HYLENEX, the earnings process was not considered to be complete. Accordingly, the Company deferred the revenue and related product costs on the API for HYLENEX until the product was filled, finished, packaged and released. Baxter might only return the API for HYLENEX to the Company if it did not conform to the specified criteria set forth in the HYLENEX Partnership or upon termination of such agreement. In addition, the Company received product-based payments upon the sale of HYLENEX by Baxter, in accordance with the terms of the HYLENEX Partnership. Product sales revenues were recognized as the Company earned such revenues based on Baxter’s shipments of HYLENEX to its distributors when such amounts could be reasonably estimated. Effective January 7, 2011, the Company and Baxter mutually agreed to terminate the HYLENEX Partnership and the associated agreements. See Note 8, “Deferred Revenue,” for further discussion.
          Collaborative Agreements — The Company analyzes each element of its collaborative agreements to determine the appropriate revenue recognition. The Company recognizes revenue on nonrefundable upfront payments and license fees from the collaborative agreements entered into prior to January 1, 2011, in which it has an ongoing involvement or performance obligation, over the period of significant involvement under the related agreements. If and when the Company enters into a new collaborative agreement or materially modifies an existing collaborative agreement, the Company will be required to apply the new revenue recognition guidance for multiple-deliverable arrangements.
          Prior to the Company’s adoption of the Milestone Method, the Company recognized milestone payments upon the achievement of specified milestones if: (1) the milestone was substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement, (2) the fees were nonrefundable and (3) the Company’s performance obligations after the milestone achievement would continue to be funded by the Company’s collaborator at a level comparable to the level before the milestone achievement.
          Effective January 1, 2011, the Company adopted on a prospective basis the Milestone Method. Under the Milestone Method, the Company recognizes consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following criteria:
1.
The consideration is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone,

2.	The consideration relates solely to past performance, and

3.	The consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.
          A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company.

          Reimbursements of research and development services are recognized as revenue during the period in which the services are performed. Royalties to be received based on sales of licensed products by the Company’s collaborators incorporating the Company’s products will be recognized as earned. See Note 5, “Collaborative Agreements,” and Note 9, “Deferred Revenue,” for further discussion.
Cost of Sales
          Cost of product sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs and freight costs associated with the sales of API for Cumulase and API for HYLENEX. Cost of sales also consists of the write-down of obsolete inventory.
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
          Milestone payments that the Company makes in connection with in-licensed technology or product candidates are expensed as incurred when there is uncertainty in receiving future economic benefits from the licensed technology or product candidates. The Company considers the future economic benefits from the licensed technology or product candidates to be uncertain until such licensed technology or product candidates are approved for marketing by the U.S. Food and Drug Administration or comparable regulatory agencies in foreign countries or when other significant risk factors are abated. Management has viewed future economic benefits for all of the Company’s licensed technology or product candidates to be uncertain and has expensed these amounts for accounting purposes.
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

Share-Based Compensation
          Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee’s requisite service period. Total share-based compensation expense related to all of the Company’s share-based awards was allocated as follows:

	Three Months Ended
	March 31,
	2011	2010
Research and development	$400,685	$686,202
Selling, general and administrative	530,385	542,584

Share-based compensation expense	$931,070	$1,228,786

Net share-based compensation expense per basic and diluted share	$0.01	$0.01

Share-based compensation expense from:
Stock options	$706,611	$1,058,767
Restricted stock awards	224,459	170,019

	$931,070	$1,228,786

          Since the Company has a net operating loss carryforward as of March 31, 2011, no excess tax benefits for the tax deductions related to share-based awards were recognized in the interim unaudited condensed consolidated statement of operations. For the three months ended March 31, 2011 and 2010, employees exercised stock options to purchase 1,452,642 and 199,814 shares of common stock, respectively, for aggregate proceeds of approximately $1.9 million and $464,000, respectively.
          As of March 31, 2011, total unrecognized estimated compensation cost related to non-vested stock options and non-vested restricted stock awards granted prior to that date was approximately $7.7 million and $100,000, respectively, which is expected to be recognized over a weighted-average period of approximately 2.7 years and less than two months, respectively.
Comprehensive Income (Loss)
          Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss was the same as the Company’s net loss.
5.     Collaborative Agreements
Roche Partnership
          In December 2006, the Company and Roche entered into the Roche Partnership, under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of the Company’s proprietary recombinant human hyaluronidase (“rHuPH20”) and up to thirteen Roche target compounds resulting from the partnership. Under the terms of the Roche Partnership, Roche paid $20.0 million as an initial upfront license fee for the application of rHuPH20 to three pre-defined Roche biologic targets. Due to the Company’s continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), revenues from the upfront payment, exclusive designation fees and annual license maintenance fees were deferred and are being recognized over the term of the Roche Partnership. Roche will pay the Company further payments which could potentially reach a value of up to $111.0 million for the initial three exclusive targets upon achievement of the following milestones:
•	Clinical — Enrollment of the first subject in a clinical trial for a licensed product candidate by Roche.

•	Regulatory — Regulatory approval of a licensed product.

•	Sales-Based — Achievement of specified sales volumes of commercialized products by Roche.

          Under the terms of the Roche Partnership, Roche will also pay the Company royalties on product sales for these first three targets. Through March 31, 2011, Roche has elected two additional exclusive targets. In 2010, Roche did not pay the annual license maintenance fee on five target slots. As a result, Roche has an option to select only three additional targets under the Roche partnership agreement, provided that Roche continues to pay annual exclusivity maintenance fees to the Company. For each of the additional five targets, Roche may pay the Company further upfront and milestone payments of up to $47.0 million per target, as well as royalties on product sales for each of these additional five targets. Additionally, Roche will obtain access to the Company’s expertise in developing and applying rHuPH20 to Roche targets. Under the terms of the Roche Partnership, the Company was obligated to scale up the production of rHuPH20 and to identify a second source manufacturer that would help meet anticipated production obligations arising from the partnership.
          The Company has determined that the clinical and regulatory milestones are substantive; therefore, the Company expects to recognize such clinical and regulatory milestone payments as revenue upon achievement. Given the challenges inherent in developing and obtaining approval for pharmaceutical and biologic products, there was substantive uncertainty whether any of the clinical and regulatory milestones would be achieved at the time the Roche Partnership was entered into. In addition, the Company evaluated whether the clinical and regulatory milestones met the remaining criteria to be considered substantive. The Company has determined that the sales-based milestone payments are similar to royalty payments; therefore, the Company will recognize such sales-based milestone payments as revenue upon achievement of the milestone. In the quarter ended March 31, 2011, the Company recognized a $5.0 million payment as revenue in accordance with the Milestone Method of revenue recognition related to the achievement of certain clinical milestones pursuant to the terms of the Roche Partnership.
Gammagard Partnership
          In September 2007, the Company entered into the Gammagard Partnership with Baxter, under which Baxter obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20, with a current Baxter product, GAMMAGARD LIQUID. Under the terms of the Gammagard Partnership, Baxter paid the Company a nonrefundable upfront payment of $10.0 million. Due to the Company’s continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), the $10.0 million upfront payment was deferred and is being recognized over the term of the Gammagard Partnership. Baxter may make further milestone payments totaling $37.0 million to the Company upon the achievement of regulatory approval for the licensed product candidate and specified sales volumes of commercialized product by Baxter. In addition, Baxter will pay royalties on the sales, if any, of the product that result from the collaboration. The Gammagard Partnership is applicable to both kit and formulation combinations. Baxter assumes all development, manufacturing, clinical, regulatory, sales and marketing costs under the Gammagard Partnership, while the Company is responsible for the supply of the rHuPH20 enzyme. The Company performs research and development activities at the request of Baxter, which are reimbursed by Baxter under the terms of the Gammagard Partnership. In addition, Baxter has certain product development and commercialization obligations in major markets identified in the Gammagard Partnership.
          The Company has determined that the regulatory milestones are substantive; therefore, the Company expects to recognize such regulatory milestone payments as revenue upon achievement. Given the challenges inherent in developing and obtaining approval for pharmaceutical and biologic products, there was substantive uncertainty whether any of the regulatory events would be achieved at the time the Gammagard Partnership was entered into. In addition, the Company evaluated whether the regulatory milestones met the remaining criteria to be considered substantive. The Company has determined that sales-based milestone payments are similar to royalty payments and, therefore, will be recognized as revenue upon achievement of the milestone.
6.     Inventory
          Inventory at March 31, 2011 and December 31, 2010 consists of raw materials used in the manufacture of the Company’s HYLENEX and Cumulase products. In connection with the termination of the HYLENEX Partnership in January 2011, the Company has established a reserve for inventory obsolescence of approximately $875,000 for HYLENEX API in the three months ended December 31, 2010. As of March 31, 2011 and December 31, 2010, the reserve for HYLENEX API inventory obsolescence was approximately $875,000.

7.     Property and Equipment
          Property and equipment, net consists of the following:

	March 31,	December 31,
	2011	2010
Research equipment	$4,497,974	$4,308,654
Computer and office equipment	1,225,535	1,215,894
Leasehold improvements	1,002,912	998,368

	6,726,421	6,522,916
Accumulated depreciation and amortization	(4,985,229)	(4,676,017)

	$1,741,192	$1,846,899

          Depreciation and amortization expense totaled approximately $326,000 and $410,000 for the three months ended March 31, 2011 and 2010, respectively.
8.     Accrued Expenses
          Accrued expenses consist of the following:

	March 31,	December 31,
	2011	2010
Accrued outsourced research and development expenses	$4,918,533	$3,647,762
Accrued compensation and payroll taxes	1,617,153	3,045,950
Accrued expenses	1,702,581	1,911,857

	$8,238,267	$8,605,569

9.     Deferred Revenue
          Deferred revenue consists of the following:

	March 31,	December 31,
	2011	2010
Collaborative agreements	$48,030,092	$48,761,361
Product sales	9,332,190	9,332,190

Total deferred revenue	57,362,282	58,093,551
Less current portion	2,914,479	2,917,129

Deferred revenue, net of current portion	$54,447,803	$55,176,422

          Roche Partnership - In December 2006, the Company and Roche entered into the Roche Partnership under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20and up to thirteen Roche target compounds. Under the terms of the Roche Partnership, Roche paid $20.0 million to the Company in December 2006 as an initial upfront payment for the application of rHuPH20 to three pre-defined Roche biologic targets. Through March 31, 2011, Roche has paid an aggregate of $19.25 million in connection with Roche’s election of two additional exclusive targets and annual license maintenance fees for the right to designate the remaining targets as exclusive targets. In 2010, Roche did not pay the annual license maintenance fees on five of the remaining eight target slots. As a result, Roche currently retains the option to exclusively develop and commercialize rHuPH20 with three additional targets through the payment of annual license maintenance fees.
          Due to the Company’s continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), revenues from the upfront payment, exclusive designation fees and annual license maintenance fees were deferred and are being recognized over the term of the Roche Partnership. The Company recognized revenue from the upfront payment, exclusive designation fees and annual license maintenance fees under the Roche Partnership in the amounts of approximately $491,000 and $530,000 for the three months ended March 31, 2011 and 2010, respectively. Deferred revenue relating to the upfront payment, exclusive designation fees and annual license maintenance fees under the Roche Partnership was $32.4 million and $32.9 million as of March 31, 2011 and December 31, 2010, respectively.

          Baxter Partnerships - In September 2007, the Company and Baxter entered into the Gammagard Partnership, under which Baxter obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with GAMMAGARD LIQUID. Under the terms of the Gammagard Partnership, Baxter paid the Company a nonrefundable upfront payment of $10.0 million. Due to the Company’s continuing involvement obligations (for example, support activities associated with rHuPh20 enzyme), the $10.0 million upfront payment was deferred and is being recognized over the term of the Gammagard Partnership. The Company recognized revenue from the upfront payment under the Gammagard Partnership in the amounts of approximately $121,000 and $140,000 for the three months ended March 31, 2011 and 2010, respectively. Deferred revenue relating to the upfront payment under the Gammagard Partnership was $8.0 million and $8.1 million as of March 31, 2011 and December 31, 2010, respectively.
          In February 2007, the Company and Baxter amended certain existing agreements for HYLENEX and entered into the HYLENEX Partnership for kits and formulations with rHuPH20. Under the terms of the HYLENEX Partnership, Baxter paid the Company a nonrefundable upfront payment of $10.0 million. In addition, Baxter would make payments to the Company based on sales of the products covered under the HYLENEX Partnership. Baxter had prepaid nonrefundable product-based payments totaling $10.0 million in connection with the execution of the HYLENEX Partnership. Due to the Company’s continuing involvement obligations (for example, support activities associated with rHuPh20 enzyme), the $10.0 million upfront payment was initially deferred and was being recognized over the term of the HYLENEX Partnership. The prepaid product-based payments were also deferred and were being recognized as product sales revenues as the Company earned such revenues from the sales of HYLENEX by Baxter.
          Effective January 7, 2011, the Company and Baxter mutually agreed to terminate the HYLENEX Partnership and the associated agreements. The parties are currently negotiating two definitive agreements setting forth the services to be provided by the respective parties during a transition period including Baxter’s manufacture of an interim supply of Standalone Product (as defined in the HYLENEX Development and Supply Agreement), all on mutually acceptable terms and conditions. The termination of these agreements does not affect the other relationships between the parties, including the application of Halozyme’s Enhanze Technology to Baxter’s GAMMAGARD LIQUID. As a result, in the fourth quarter ended December 31, 2010 the Company recharacterized deferred revenue of approximately $991,000 as a reserve for product returns for HYLENEX API previously delivered to Baxter that could be returned. As of March 31, 2011 and December 31, 2010, the reserve for HYLENEX API returns was approximately $991,000 and was included in current accrued expenses of the Company’s condensed consolidated balance sheets. In addition, the Company will reassess the periods over which the unamortized deferred revenue relating to the prepaid product-based payments totaling approximately $9.3 million and the unamortized deferred revenue relating to the upfront payment totaling approximately $7.7 million at March 31, 2011 will be recognized. The periods over which these amounts will be amortized will be based on the final outcome of the definitive agreements. For the three months ended March 31, 2011 and 2010, the Company recognized revenues under the HYLENEX Partnership from the upfront payment in the amounts of approximately $117,000 and $135,000, respectively, and from the product-based payments in the amounts of approximately $0 and $332,000, respectively.
10.      Net Loss Per Share
          Basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Stock options, unvested stock awards and warrants are considered to be common equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive. Because of the Company’s net loss, all outstanding stock options, unvested stock awards and warrants were excluded from the calculation. The Company has excluded 6.8 million and 8.8 million shares of stock options and unvested stock awards from the calculation of diluted net loss per common share for the three months ended March 31, 2011 and 2010, respectively, because their effect is anti-dilutive.

11.      Stockholders’ Equity
          During the three months ended March 31, 2011 and 2010, the Company issued an aggregate of 1,452,642 and 199,814 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $1.61 and $2.32 per share, respectively, for net proceeds of approximately $1.9 million and $464,000, respectively. Options to purchase approximately 6.6 million and 8.0 million shares of the Company’s common stock were outstanding as of March 31, 2011 and December 31, 2010, respectively.
12.      Restructuring Liability
          In October 2010, the Company completed a corporate reorganization to focus its resources on advancing its core proprietary programs and supporting strategic alliances with Roche and Baxter. This reorganization resulted in a reduction in the workforce of approximately 25 percent primarily in the discovery research and preclinical areas. The following table sets forth activities in the restructuring liability:

Employee severance
and benefits
Balance, December 31, 2010	$116,677
Accruals during the year	-
Cash payments	(63,346)

Balance, March 31, 2011	$53,331

13.     Commitments and Contingencies
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
          Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current forecast of certain aspects of our future. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of indentifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development or regulatory approval of new products, enhancements of existing products or technologies, third party performance under key collaboration agreements, revenue and expense levels and other statements regarding matters that are not historical are forward-looking statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements due to a number of factors including, but not limited to, those set forth below under the section entitled “Risks Factors” and elsewhere in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K.
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
          Our operations to date have involved: (i) organizing and staffing our operating subsidiary, Halozyme, Inc.; (ii) acquiring, developing and securing our technology; (iii) undertaking product development for our existing products and a limited number of product candidates; and (iv) supporting the development of partnered product candidates. We continue to increase our focus on our proprietary product pipeline and have expanded investments in our proprietary product candidates. We currently have multiple proprietary programs in various stages of research and development. In addition, we have entered into a key partnership with F. Hoffmann-La Roche, Ltd and Hoffmann-La Roche, Inc., or Roche, to apply Enhanze™ Technology to Roche’s biological therapeutic compounds for up to eight targets, or Roche Partnership. We also have a key partnership with Baxter Healthcare Corporation, or Baxter, to apply Enhanze Technology to Baxter’s biological therapeutic compound, GAMMAGARD LIQUID™, or Gammargard Partnership. In January 2011, we and Baxter mutually agreed to terminate a partnership between Baxter and us, under which Baxter had worldwide marketing rights for HYLENEX®, a registered trademark of Baxter International, Inc., or HYLENEX Partnership. There are two marketed products that utilize our technology: HYLENEX, a hyaluronidase human injection used as an adjuvant to enhance the dispersion and absorption of other injected drugs and fluids, and Cumulase®, a product used for in vitro fertilization, or IVF. Currently, we have received only limited revenue from the sales of active pharmaceutical ingredients, or API, to the third party that produces Cumulase, in addition to other revenues from our partnerships with Baxter and Roche.

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
          Effective January 7, 2011, we and Baxter mutually agreed to terminate the HYLENEX Partnership and the associated agreements. In addition, the parties are currently negotiating two definitive agreements setting forth the services to be provided by the respective parties during a transition period including Baxter’s manufacture of an interim supply of Standalone Product (as defined in the HYLENEX Development and Supply Agreement), all on mutually acceptable terms and conditions. The termination of these agreements does not affect the other relationships between the parties, including the application of Halozyme’s Enhanze Technology to Baxter’s GAMMAGARD LIQUID.
          We and our partners have product candidates in the research, preclinical and clinical stages, but future revenues from the sales and/or royalties of these product candidates will depend on our partners’ abilities and ours to develop, manufacture, obtain regulatory approvals for and successfully commercialize product candidates. It may be years, if ever, before we and our partners are able to obtain regulatory approvals for these product candidates. We have incurred net operating losses each year since inception, with an accumulated deficit of approximately $234.9 million as of March 31, 2011.
          We currently have a shelf registration statement on Form S-3 (Registration No. 333-164215) which allows us, from time to time, to offer and sell up to approximately $39.8 million of equity or debt securities. We may utilize this universal shelf in the future to raise capital to fund the continued development of our product candidates, the commercialization of our products or for other general corporate purposes.

Products and Product Candidates
          We have two marketed products and multiple product candidates targeting several indications in various stages of development. The following table summarizes our proprietary products and product candidates as well as our partnered product candidates:
Ultrafast Insulin Program
          Our lead proprietary program focuses on the formulation of rHuPH20 with prandial (mealtime) insulins for the treatment of diabetes mellitus. Diabetes mellitus is an increasingly prevalent, costly condition associated with substantial morbidity and mortality. Attaining and maintaining normal blood sugar levels to minimize the long-term clinical risks is a key treatment goal for diabetic patients. Combining rHuPH20 with a rapid acting analog insulin, i.e., insulin lispro (Humalog®), insulin aspart (Novolog®) and insulin glulisine (Apidra®), facilitates faster insulin dispersion in, and absorption from, the subcutaneous space into the vascular compartment leading to faster insulin response. By making mealtime insulin onset faster, i.e., providing earlier insulin to the blood and thus earlier glucose lowering activity, a combination of insulin with rHuPH20 may yield a better profile of insulin effect, more like that found in healthy, non-diabetic people.

          The primary goal of our ultrafast insulin program is to develop a best-in-class insulin product, with demonstrated clinical benefits for type 1 and 2 diabetes mellitus patients, in comparison to the current standard of care analog products. With a more rapidly absorbed, faster acting insulin product, we seek to demonstrate one or more significant improvements relative to existing treatment, such as improved glycemic control, less hypoglycemia, and less weight gain. A number of Phase 1 and Phase 2 clinical pharmacology trials and registration trial-enabling treatment studies in connection with our ultrafast insulin program have been completed and are ongoing or planned, that will investigate the various attributes of our insulin product candidates. The status of some of these trials is summarized below:
•
In January 2011, we initiated an insulin pump study that utilizes rHuPH20 combined with two commercially available mealtime insulin analogs: insulin aspart and insulin glulisine. Patients with type 1 diabetes enrolled in these pump studies receive the insulin analog alone and, separately, insulin analog with rHuPH20. These study drugs are continuously infused via commercially available insulin infusion pump systems for three days. Data for pharmacokinetic and glucodynamic measures as well as safety and tolerability are being collected and compared for each treatment. The double-blind crossover pump study enrolls up to 54 type 1 diabetes patients who already receive their insulin therapy with a pump. Patients receive subcutaneous continuous infusions of either insulin aspart alone and insulin aspart with rHuPH20 or insulin glulisine alone and insulin glulisine with rHuPH20 for up to 72 to 80 hours each. The primary endpoint of the study is a comparison of the early insulin exposure as measured by the area under the curve during the first 60 minutes following a bolus infusion of insulin delivered by a pump. In addition, various pharmacokinetic and glucodynamic measures including Cmax, Tmax, glucose infusion rates, glycemic response to standard meal challenges, and area under the curve at specified time intervals are being measured. An evaluation of the safety and local tolerability of the analogs with and without rHuPH20 is also being performed. The preliminary results from this study were presented at the American Association of Clinical Endocrinologists (AACE) meeting in San Diego, California in April 2011, demonstrating that rHuPH20 confers an ultrafast insulin profile to rapid acting analog insulin when delivered by subcutaneous infusion. We currently expect that final results from this study will be available for presentation at a scientific forum by June 2012.

•
In January 2011, we completed patient enrollment for two randomized double-blind Phase 2 clinical trials that utilize our rHuPH20 in combination with the two leading commercially available mealtime analogs: insulin aspart and insulin lispro. Diabetes patients enrolled in these cross-over design studies receive an insulin analog alone and with rHuPH20 treatment for 12 weeks each delivered by conventional subcutaneous injection using insulin syringes. Previous studies have demonstrated that the subcutaneous coinjection of rHuPH20 with an insulin analog results in a more physiologic fast-in, fast-out profile that enhances the mealtime glycemic control for each analog. These Phase 2 clinical trials, one in type 1 diabetes patients and the other in type 2 patients, compare two ultrafast insulin analog products formulated with rHuPH20 to an active comparator, Humalog. Each study enrolled approximately 110 patients and began with a 4 to 6 week titration period where patients optimized their basal insulin dosing. Patients were then randomized to receive either the lispro with rHuPH20 or aspart with rHuPH20 investigational study drugs and the active comparator three times daily for 12 weeks each in a random sequence. The primary endpoint of each study is a comparison of improved glycemic control, as assessed by the change in glycemic control from baseline. Data regarding postprandial glucose levels, the proportion of patients that safely achieve glycemic control targets, rates of hypoglycemia, weight change and additional endpoints will be collected. We currently expect that final results from both studies will be available for presentation at a scientific forum by June 2012.

PEGPH20
          We are investigating a PEGylated version of rHuPH20, or PEGPH20, a new molecular entity, as a candidate for the systemic treatment of tumors rich in HA. PEGylation refers to the attachment of polyethylene glycol to our rHuPH20 enzyme, which extends its half life in the blood from less than one minute to approximately 48 to 72 hours. An estimated 20% to 30% of solid tumors, including prostate, breast, pancreas and colon, accumulate significant amounts of HA that surrounds and covers the surface of the tumor cells. The quantity of HA produced by the tumor correlates with increased tumor growth and metastasis and has been linked with tumor progression in some studies.

          In preclinical studies, PEGPH20 has been shown to deplete HA in cell culture and in animal models of human cancer. The PEGPH20-mediated depletion of HA in tumor models results in significant inhibition of tumor growth when used as a single agent, and it greatly enhances the impact of chemotherapy. The increased efficacy of chemotherapy results from increased influx of drug into tumor tissue as the HA is removed. This effect is specific for the tumor microenvironment, and is not observed in normal tissues. Repeat dosing with PEGPH20 produced a sustained depletion of HA in the tumor microenvironment. For tumor models that did not produce HA, the presence of PEGPH20 had no therapeutic effect. Administration of the combination of PEGPH20 with docetaxel, liposomal doxorubicin and gemcitabine in HA-producing animal tumor models produced a significant survival advantage for the combination relative to either chemotherapeutic agent alone.
          In the first quarter of 2009, we initiated a Phase 1 clinical trial for our PEGPH20 program. This first in human trial with PEGPH20 is a dose-escalation, multicenter, pharmacokinetic and pharmacodynamic, safety study, in which patients with advanced solid tumors are receiving intravenous administration of PEGPH20 as a single agent. Based on initial data from this trial, and after consultation with the FDA, lower doses of PEGPH20 are now employed at a lower dosing frequency. The study was closed to further enrollment in March 2011. In July 2010, we initiated a second Phase 1 clinical trial with PEGPH20 in the treatment of solid tumors. This trial incorporates the use of oral dexamethasone as a pretreatment for all patients prior to receiving intravenous administration of PEGPH20. The second Phase 1 study is ongoing and actively enrolling.
          A Phase 1b/2 trial in pancreatic cancer patients is planned for initiation in the second half of 2011. This two-phase trial will compare chemotherapy alone versus chemotherapy with PEGPH20 with regard to various clinical endpoints. The objective of the first phase is to identity a safe and well-tolerated dose that will be selected for the second phase. The second phase will be a randomized, double-blind, placebo-controlled study to assess safety, tolerability, and efficacy of chemotherapy either with or without PEGPH20.
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
          Roche Partnership
          In December 2006, we and Roche entered into the Roche Partnership, under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with up to thirteen Roche target compounds. Roche initially had the exclusive right to apply rHuPH20 to only three pre-defined Roche biologic targets with the option to exclusively develop and commercialize rHuPH20 with an additional ten targets. Roche elected to add a fourth exclusive target in December 2008 and a fifth exclusive target in June 2009. In 2010, Roche did not pay the annual license maintenance fee on five of the remaining eight additional target slots. As a result, Roche currently retains the option to exclusively develop and commercialize rHuPH20 with an additional three targets through the payment of annual license maintenance fees. Pending the successful completion of various clinical, regulatory and sales events, Roche will be obligated to make milestone payments to us, as well as royalty payments on the sales of products that result from the partnership.

          Compounds directed at three of the five Roche exclusive targets have previously commenced clinical trials. Two compounds (subcutaneous Herceptin® and subcutaneous MabThera®) are in Phase 3 clinical trials and one compound (subcutaneous Actemra®) has completed a Phase 1 clinical trial.
          In December 2010, Roche completed the enrollment for its first Phase 3 clinical trial for a compound directed at an exclusive target. This Phase 3 clinical trial is for a subcutaneously delivered version of Roche’s anticancer biologic, Herceptin (trastuzumab). The study will investigate the pharmacokinetics, efficacy and safety of subcutaneous Herceptin in patients with HER2-positive breast cancer as part of adjuvant treatment. Herceptin is approved to treat HER2-positive breast cancer and currently is given intravenously. Breast cancer is the most common cancer among women worldwide. Each year, more than one million new cases of breast cancer are diagnosed worldwide, and nearly 400,000 people will die of the disease annually. In HER2-positive breast cancer, increased quantities of the HER2 protein are present on the surface of the tumor cells. This is known as ‘HER2 positivity’ and affects approximately 20-25% of women with breast cancer. Roche has stated that they expect to file for regulatory approval of subcutaneous Herceptin in 2012.
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
          Baxter Gammagard Partnership
          GAMMAGARD LIQUID is a current Baxter product that is indicated for the treatment of primary immunodeficiency disorders associated with defects in the immune system. In September 2007, Halozyme and Baxter entered into an Enhanze Technology partnership, or the Gammagard Partnership. Under the terms of this partnership, Baxter obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with GAMMAGARD LIQUID, or HyQ. Pending the successful completion of various regulatory and sales milestones, Baxter will be obligated to make milestone payments to us, as well as royalty payments on the sales of products that result from the partnership. Baxter is responsible for all development, manufacturing, clinical, regulatory, sales and marketing costs under the Gammagard Partnership, while we will be responsible for the supply of the rHuPH20 enzyme. The Company performs research and development activities at the request of Baxter, which are reimbursed by Baxter under the terms of the Gammagard Partnership. In addition, Baxter has certain product development and commercialization obligations in major markets identified in the Gammagard License. In January 2011, Baxter announced the completion of a Phase 3 clinical trial for HyQ. Baxter has stated that they expect to file for regulatory approval of HyQ in 2011.
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
          Effective January 7, 2011, we and Baxter mutually agreed to terminate the HYLENEX Partnership and the associated agreements. The parties are currently negotiating two definitive agreements setting forth the services to be provided by the respective parties during a transition period including Baxter’s manufacture of an interim supply of Standalone Product (as defined in the HYLENEX Development and Supply Agreement), all on mutually acceptable terms and conditions. The termination of these agreements does not affect the other relationships between the parties, including the application of our Enhanze Technology to Baxter’s GAMMAGARD LIQUID.
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
          Elements of our collaborative partnerships include nonrefundable upfront payments, license fees, annual license maintenance fees, reimbursements of research and development services, various clinical, regulatory or sales-based milestones and future product-based or royalty payments, as applicable. Revenues from collaborative agreements and licensing agreements are recognized based on the performance requirements of the underlying agreements. Revenue is deferred for fees received before they are earned. Nonrefundable upfront payments, license fees and annual license maintenance fees from collaborative agreements entered into prior to January 1, 2011, where we have an ongoing involvement or performance obligation, are recorded as deferred revenue and recognized as revenue over the terms of the underlying agreement or development period. If and when we enter into a new collaborative agreement or materially modify an existing collaborative agreement, we will be required to apply the new revenue recognition guidance for multiple-deliverable arrangements.
          Prior to January 1, 2011, milestone payments were generally recognized as revenue upon the achievement of the milestones as specified in the underlying agreement, assuming we met certain criteria. Effective January 1, 2011, we adopted on a prospective basis the milestone method of revenue recognition guidance ("Milestone Method"). Under the Milestone Method, we recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety.
          Reimbursements of research and development services are recognized as revenue during the period in which the services are performed. Royalty revenues from the sale of licensed products are recognized upon the sale of such products.
Costs and Expenses
          Cost of Sales. Cost of sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, and freight costs associated with the sales of API for Cumulase and API for HYLENEX. Cost of sales also consists of the write-down of obsolete inventory.

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
          Since our inception in 1998 through March 31, 2011, we have incurred research and development expenses of $215.3 million. From January 1, 2008 through March 31, 2011, approximately 28% and 16% of our research and development expenses were associated with the development of our ultrafast insulin and PEGPH20 product candidates, respectively. Due to the uncertainty in obtaining the FDA and other regulatory approvals, our reliance on third parties and competitive pressures, we are unable to estimate with any certainty the additional costs we will incur in the continued development of our proprietary product candidates for commercialization. However, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development.
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
          Effective January 7, 2011, we and Baxter mutually agreed to terminate the HYLENEX Partnership and the associated agreements. In addition, the parties are currently negotiating two definitive agreements setting forth the services to be provided by the respective parties during a transition period including Baxter’s manufacture of an interim supply of Standalone Product (as defined in the HYLENEX Development and Supply Agreement), all on mutually acceptable terms and conditions. As a result, in the quarter ended December 31, 2010 we have established a reserve for inventory obsolescence of approximately $875,000 for HYLENEX API and a reserve for product returns for HYLENEX API previously delivered to Baxter that could be returned to us of approximately $991,000. As of March 31, 2011 and December 31, 2010, the reserve for inventory obsolescence for HYLENEX API was approximately $875,000 and the reserve for product returns for HYLENEX API was approximately $991,000.
          In addition, we received product-based payments upon the sale of HYLENEX by Baxter, in accordance with the terms of the HYLENEX Partnership. Product sales revenues were recognized as we earned such revenues based on Baxter’s shipments of HYLENEX to its distributors when such amounts could be reasonably estimated. Baxter had prepaid $10.0 million of non-refundable product-based payments. The prepaid product-based payments were initially deferred and were being recognized as product sales revenue as we earned such revenue from the sales of HYLENEX by Baxter. As a result of the HYLENEX Partnership termination, we will reassess the period over which the unamortized deferred revenue relating to the prepaid product-based payments totaling approximately $9.3 million at March 31, 2011 will be recognized. The period over which this amount will be amortized will be based on the final outcome of the definitive agreements.
          Revenues under Collaborative Agreements
          Revenues from collaborative and licensing agreements are recognized based on the performance requirements of the underlying agreements. Revenue is deferred for fees received before they are earned. Nonrefundable upfront payments and license fees from collaborative agreements entered into prior to January 1, 2011, in which we have an ongoing involvement or performance obligation, are recorded as deferred revenue and recognized as revenue over the contract or development period. If and when we enter into a new collaborative agreement or materially modify an existing collaborative agreement, we will be required to apply the new revenue recognition guidance for multiple-deliverable arrangements.
          Prior to the adoption of the Milestone Method of revenue recognition, we recognize milestone payments upon the achievement of specified milestones if: (1) the milestone was substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement, (2) the fees were nonrefundable and (3) our performance obligations after the milestone achievement would continue to be funded by our collaborator at a level comparable to the level before the milestone achievement.

          Effective January 1, 2011, we adopted on a prospective basis the Milestone Method. Under the Milestone Method, we recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following criteria:
4.
The consideration is commensurate with either the entity’s performance to achieve the milestone, or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone,

5.	The consideration relates solely to past performance, and

6.	The consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.
          A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company.
          Reimbursements of research and development services are recognized as revenue during the period in which the services are performed. Royalties to be received based on sales of licensed products by our collaborators incorporating our products are recognized as earned in accordance with the terms of the underlying agreements.
          The Roche Partnership provides for payments to us which could potentially reach a value of up to $111.0 million for the initial three exclusive targets upon achievement of the following milestones:
•	Clinical — Enrollment of the first subject in a clinical trial for a licensed product candidate by Roche.

•	Regulatory — Regulatory approval of a licensed product.

•	Sales-Based — Achievement of specified sales volumes of commercialized products by Roche.
          We may receive further upfront and milestone payments of up to $47.0 million per target, as well as royalties on product sales for each of the additional five targets. We have determined that the clinical and regulatory milestones are substantive; therefore, we expect to recognize such clinical and regulatory milestone payments as revenue upon achievement. Given the challenges inherent in developing and obtaining approval for pharmaceutical and biologic products, there was substantive uncertainty whether any of the clinical and regulatory milestones would be achieved at the time the Roche Partnership was entered into. In addition, we evaluated whether the clinical and regulatory milestones met the remaining criteria to be considered substantive. We have determined that the sales-based milestone payments are similar to royalty payments and, therefore, we will recognize such sales-based milestone payments as revenue upon achievement of the milestone. In the quarter ended March 31, 2011, we recognized a $5.0 million payment as revenue in accordance with the Milestone Method of revenue recognition related to the achievement of certain clinical milestones pursuant to the terms of the Roche Partnership.
          The Gammagard Partnership provides for payments totaling $37.0 million to us upon the achievement of regulatory approval for the licensed product candidate and specified sales volumes of the commercialized product by Baxter. We have determined that the regulatory milestones are substantive; therefore, we expect to recognize such regulatory milestone payments as revenue upon achievement. Given the challenges inherent in developing and obtaining approval for pharmaceutical and biologic products, there was substantive uncertainty whether any of the regulatory events would be achieved at the time the Gammagard Partnership was entered into. In addition, we evaluated whether the regulatory milestones met the remaining criteria to be considered substantive. We have determined that sales-based milestone payments are similar to royalty payments and, therefore, will be recognized as revenue upon achievement of the milestone.
          Under the terms of the HYLENEX Partnership, Baxter paid us a nonrefundable upfront payment of $10.0 million in 2007. Due to our continuing involvement obligations (for example, support activities associated with rHuPh20 enzyme), the $10.0 million upfront payment was deferred and was being recognized over the term of the HYLENEX Partnership. As a result of the termination of the HYLENEX Partnership in January 2011, we will reassess the period over which the unamortized deferred revenue relating to the upfront payment totaling approximately $7.7 million at March 31, 2011 will be recognized. The period over which this amount will be amortized will be based on the final outcome of the definitive agreements.

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
          Inventory
          Inventory consists of raw materials used in production, work in process and finished goods inventory on hand related to our HYLENEX and Cumulase products. Inventory is valued at lower of cost or market (net realizable value) using the first-in, first-out method. Inventory is reviewed periodically for slow-moving or obsolete status. To the extent that its net realizable value is lower than cost, an impairment would be recorded. In connection with the termination of the HYLENEX Partnership in January 2011, we have established a reserve for inventory obsolescence of approximately $875,000 for HYLENEX API in the quarter ended December 31, 2010.
          The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Please see our audited consolidated financial statements and notes thereto included in Part II — Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010, which contain accounting policies and other disclosures required by U.S. GAAP.
Results of Operations
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
          Product Sales – Product sales were $165,000 for the three months ended March 31, 2011 compared to $398,000 for the three months ended March 31, 2010. The decrease of $233,000, or 59%, was primarily due to a $332,000 decrease in amortization of product-based payments resulting from zero HYLENEX sales in the current period; offset in part by a $100,000 increase in the sales of Cumulase API. Based on the recall of HYLENEX in May 2010 and the termination of the HYLENEX Partnership in January 2011, we expect only product sales of API for Cumulase in future periods until HYLENEX could be reintroduced to the market. As a result of the HYLENEX Partnership termination, we will reassess the period over which the unamortized deferred revenue relating to the prepaid product-based payments totaling approximately $9.3 million at March 31, 2011 will be recognized. The period over which this amount will be amortized will be based on the final outcome of the definitive agreements with Baxter.
          Revenues Under Collaborative Agreements – Revenues under collaborative agreements were approximately $7.4 million for the three months ended March 31, 2011 compared to $3.0 million for the three months ended March 31, 2010. Revenues under collaborative agreements primarily consisted of the amortization of license fees and milestone payments received from Roche and Baxter of approximately $5.7 million and $804,000 for the three months ended March 31, 2011 and 2010, respectively. The increase of $4.9 million was primarily due to the receipt of a $5.0 million milestone payment in the quarter ended March 31, 2011. As a result of the termination of the HYLENEX Partnership in January 2011, we will reassess the periods over which the unamortized deferred revenue relating to the upfront payment totaling approximately $7.7 million at March 31, 2011 will be recognized. The period over which this amount will be amortized will be based on the final outcome of the definitive agreements with Baxter.
          Revenues under collaborative agreements also included reimbursements for research and development services from Roche of $1.5 million and $566,000 and Baxter of $141,000 and $1.5 million for the three months ended March 31, 2011 and 2010, respectively. Such reimbursements are for research and development services rendered by us at the request of Roche and Baxter and the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to increase in future periods provided that our partners meet various clinical and regulatory milestones set forth in such agreements.

          Cost of Product Sales – Cost of sales were $12,000 for the three months ended March 31, 2011 compared to $6,000 for the three months ended March 31, 2010. Based on the termination of the HYLENEX Partnership in January 2011, we expect only cost of product sales of API for Cumulase in future periods until HYLENEX could be reintroduced to the market.
          Research and Development – Research and development expenses were $13.8 million for the three months ended March 31, 2011 compared to $11.5 million for the three months ended March 31, 2010. The increase of $2.3 million, or 20%, was primarily due to a $4.4 million increase in clinical trial activities mainly supporting our ultrafast insulin program. The increase was offset in part by a $1.7 million decrease in compensation costs mainly due to the reduction in force in October 2010. We expect research and development costs to increase slightly in future periods as we continue with our clinical trial programs and continue to develop and manufacture our product candidates.
          Selling, General and Administrative – SG&A expenses were $3.4 million for the three months ended March 31, 2011 compared to $3.8 million for the three months ended March 31, 2010. The decrease of $351,000, or 9%, was primarily due to a $162,000 decrease in market research expense and a $147,000 decrease in compensation costs. We expect SG&A expenses to increase in future periods as we plan to increase sales and marketing activities.
          Interest and Other Income, net – Interest and other income, net consisted of interest income of $23,000 for the three months ended March 31, 2011 compared to $3,000 for the three months ended March 31, 2010. The increase in interest income was primarily due to higher interest rates and higher average cash and cash equivalent balances in 2011 as compared to the same period in 2010.
          Net Loss – Net loss for the three months ended March 31, 2011 was $9.6 million, or $0.10 per common share, compared to $11.8 million, or $0.13 per common share for the three months ended March 31, 2010. The decrease in net loss was primarily due to an increase in revenues under collaborative agreements; offset in part by an increase in operating expenses.
Liquidity and Capital Resources
Overview
          Our principal sources of liquidity are our existing cash and cash equivalents. As of March 31, 2011, we had cash and cash equivalents of approximately $73.8 million. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements will depend on the success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and other commercialization activities.
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

          Our existing cash and cash equivalents will not be adequate to fund our operations until we become cash flow positive, if ever. We cannot be certain that additional financing will be available when needed or, if available, financing will be obtained on favorable terms. If we are unable to raise sufficient funds, we will need to delay, scale back or eliminate some or all of our research and development programs, delay the launch of our product candidates, if approved, and/or restructure our operations. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders could result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations, the issuance of warrants that may ultimately dilute existing stockholders when exercised, and covenants that may restrict our ability to operate our business.
Cash Flows
          Net cash used in operations was $11.1 million during the three months ended March 31, 2011 compared to $12.6 million of net cash used in operations during the three months ended March 31, 2010. This change was primarily due to the decrease in net loss of $2.2 million adjusted for non-cash items including stock-based compensation and depreciation and amortization in addition to changes in the working capital. The decrease in net loss was mainly due to the receipt of a $5.0 million milestone payment; offset in part by an increase in R&D expenses.
          Net cash used in investing activities was $203,000 during the three months ended March 31, 2011 compared to $149,000 during the three months ended March 31, 2010. This was primarily due to an increase in purchases of property and equipment during 2011.
          Net cash provided by financing activities was $1.9 million during the three months ended March 31, 2011 compared to $464,000 during the three months ended March 31, 2010. Net cash provided by financing activities consisted of net proceeds from stock option exercises.
Off-Balance Sheet Arrangements
          As of March 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Recent Accounting Pronouncements
          See Note 3, Adoption of Recent Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements for discussions of new accounting pronouncements and their effect, if any on us.
Risk Factors
          The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q, our most recent Annual Report on Form 10-K and those we may make from time to time. In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of these known or unknown risks or uncertainties actually occurs, our business, financial position and results of operations could be materially and adversely affected and the value of our securities could decline significantly.

Risks Related To Our Business
We have generated only minimal revenue from product sales to date; we have a history of net losses and negative cash flow, and we may never achieve or maintain profitability.
          Relative to expenses incurred in our operations, we have generated only minimal revenue from product sales, licensing fees and milestone payments to date and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, licensing fees and/or milestone payments, we expect to incur significant operating losses over the next few years. We have never been profitable, and we may never become profitable. Through March 31, 2011, we have incurred aggregate net losses of approximately $234.9 million.
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
          We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc., or Avid, Cook Pharmica LLC, or Cook, and PacificGMP, Inc., or PacificGMP, to produce bulk API. These manufacturers each produce API under current Good Manufacturing Practices, or cGMP, for clinical uses. In addition, Avid currently produces API for commercialized products. Avid and Cook will also provide support for the chemistry, manufacturing and controls sections for FDA and other regulatory filings. We rely on their ability to successfully manufacture these batches according to product specifications and Cook and PacificGMP have relatively limited experience manufacturing our API. In addition, as a result of our contractual obligations to Roche, we will be required to significantly scale up our commercial API production at Cook during the next two years. If Cook is unable to obtain status as a cGMP-approved manufacturing facility, or if either Avid, Cook or PacificGMP: (i) are unable to retain status as cGMP-approved manufacturing facilities; (ii) are unable to otherwise successfully scale up our API production; or (iii) fail to manufacture the API required by our proprietary and partnered products and product candidates for any other reason, our business will be adversely affected. We have not established, and may not be able to establish, favorable arrangements with additional API manufacturers and suppliers of the ingredients necessary to manufacture the API should the existing manufacturers and suppliers become unavailable or in the event that our existing manufacturers and suppliers are unable to adequately perform their responsibilities. We have attempted to mitigate the impact of supply interruption through the establishment of excess API inventory, but there can be no assurances that this safety stock will be maintained or that it will be sufficient to address any delays, interruptions or other problems experienced by Avid, Cook and/or PacificGMP. Any delays, interruptions or other problems regarding the ability of Avid, Cook and/or PacificGMP to supply API on a timely basis could: (i) cause the delay of clinical trials or otherwise delay or prevent the regulatory approval of proprietary or partnered product candidates; (ii) delay or prevent the effective commercialization of proprietary or partnered products and/or (iii) cause us to breach contractual obligations to deliver API to our partners. Such delays would likely damage our relationship with our partners under our key collaboration agreements and they would have a material adverse effect on our business and financial condition.
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
          For example, because a portion of the HYLENEX manufactured by Baxter was not in compliance with the requirements of the underlying HYLENEX agreements, HYLENEX was voluntarily recalled in May 2010. In January 2011, we and Baxter mutually agreed to terminate the HYLENEX Partnership and we reacquired all rights to HYLENEX. We are in communication with the FDA, and have provided them materials relating to the root cause and remediation plans. We are also generating data requested by the FDA and currently expect, pending regulatory review and approval, that we could reintroduce the product in the second half of 2011.
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
          Effective January 7, 2011, we and Baxter mutually agreed to terminate the HYLENEX Partnership and the associated agreements. In addition, the parties are currently negotiating two definitive agreements setting forth the services to be provided by the respective parties during a transition period including Baxter’s manufacture of an interim supply of Standalone Product (as defined in the HYLENEX Development and Supply Agreement), all on mutually acceptable terms and conditions. The Baxter facility is the only facility currently approved by the FDA to prepare, fill, finish and package HYLENEX. Any delay in reaching a new agreement with Baxter would likely delay our ability to reintroduce the product in the second half of 2011.
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

          For example, in January 2011 we and Baxter mutually agreed to terminate the HYLENEX Partnership and the associated agreements. The parties are currently negotiating two definitive agreements setting forth the services to be provided by the respective parties during a transition period on mutually acceptable terms and conditions. We may not successfully negotiate favorable terms of such transition service agreements which may cause a delay in the reintroduction of HYLENEX to the market.
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
          We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low sales prices of our common stock during the twelve months ended March 31, 2011 were $9.11 and $5.79, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q, in the annual report on Form 10-K for the year ended December 31, 2010 and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:
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
          We currently own or license several patents and also have pending patent applications applicable to rHuPh20 and other proprietary materials. There can be no assurance that our existing patents, or any patents issued to us as a result of our pending patent applications, will provide a basis for commercially viable products, will provide us with any competitive advantages, or will not face third party challenges or be the subject of further proceedings limiting their scope or enforceability. For example, a European patent, EP1603541, claiming rHuPH20 was granted to us on November 11, 2009. Claims to the human PH20 glycoprotein, PEGylated variants, the glycoprotein produced by recombinant methods, and pharmaceutical compositions with other agents, including antibodies, insulins, cytokines, anti-infectives and additional therapeutic classes were awarded in this patent and additional claims are in prosecution. On August 13, 2010, however, we learned that an opposition to this patent was filed with the European Patent Office. We have contested the opposition with written submissions to the European Patent Office and we expect to obtain European patent protection that is equal or superior to claims previously issued in a counterpart United States patent (U.S. Patent No. 7,767,429). Any limitations in our patent portfolio could have a material adverse effect on our business and financial condition. In addition, if any of our pending patent applications do not result in issued patents, or result in issued patents with narrow or limited claims, this could have a material adverse effect on our business and financial condition.
          We may become involved in interference proceedings in the U.S. Patent and Trademark Office, or other proceedings in other jurisdictions, to determine the priority, validity or enforceability of our patents. In addition, costly litigation could be necessary to protect our patent position.

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
          Our proprietary and partnered products have numerous competitors in the United States and abroad including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that have developed competing products. Pending the reintroduction of HYLENEX, the competitors for HYLENEX will include, but are not limited to ISTA Pharmaceuticals, Inc. and Amphastar Pharmaceuticals, Inc. among others. For our analog insulin with rHuPH20 product candidates, such competitors may include Biodel Inc., Novo Nordisk Inc. and Mannkind Corporation. These competitors may develop technologies and products that are more effective, safer, or less costly than our current or future proprietary and partnered product candidates or that could render our technologies and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we typically invest all, or substantially all, of our cash in money market funds that invest primarily in government securities. Our investment policy also permits investments in a variety of securities including commercial paper and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2011, we did not have any holdings of derivative financial or commodity instruments, or any foreign currency denominated transactions, and all of our cash and cash equivalents were in money market mutual funds and other investments that we believe to be highly liquid.
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
Changes in Internal Control Over Financial Reporting
          There have been no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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

Halozyme Therapeutics, Inc.,
a Delaware corporation

Dated: May 6, 2011	/s/ Gregory I. Frost, Ph.D. Gregory I. Frost, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 6, 2011	/s/ Kurt A. Gustafson Kurt A. Gustafson
Vice President, Secretary and Chief Financial Officer
(Principal Financial and Accounting Officer)