Form 10-Q
period 2011-06-30
HALOZYME THERAPEUTICS INC
filed 2011-08-05
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ _ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 103,619,644 as of August 1, 2011.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$79,116,705	$83,255,848
Accounts receivable	4,495,792	2,328,268
Inventory	83,849	193,422
Prepaid expenses and other assets	4,317,105	3,720,896

Total current assets	88,013,451	89,498,434
Property and equipment, net	1,495,639	1,846,899

Total Assets	$89,509,090	$91,345,333

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,731,663	$3,820,368
Accrued expenses	9,465,723	8,605,569
Deferred revenue	20,345,671	2,917,129

Total current liabilities	31,543,057	15,343,066
Deferred revenue, net of current portion	37,279,394	55,176,422
Deferred rent, net of current portion	633,243	474,389

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock — $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock — $0.001 par value; 150,000,000 shares authorized; 103,609,419 and 100,580,849 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	103,610	100,581
Additional paid-in capital	251,721,011	245,502,670
Accumulated deficit	(231,771,225)	(225,251,795)

Total stockholders’ equity	20,053,396	20,351,456

Total Liabilities and Stockholders’ Equity	$89,509,090	$91,345,333

Note:
The condensed consolidated balance sheet at December 31, 2010 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Product sales	$165,470	$199,530	$330,919	$597,340
Revenues under collaborative agreements	23,023,478	3,013,823	30,401,922	6,057,744

Total revenues	23,188,948	3,213,353	30,732,841	6,655,084

Operating expenses:
Cost of product sales	178,235	83,539	189,952	89,199
Research and development	15,347,116	11,924,406	29,132,913	23,391,610
Selling, general and administrative	4,567,666	3,357,486	7,973,632	7,114,499

Total operating expenses	20,093,017	15,365,431	37,296,497	30,595,308

Operating income (loss)	3,095,931	(12,152,078)	(6,563,656)	(23,940,224)

Interest and other income, net	20,357	1,155	44,226	1,824

Net income (loss)	$3,116,288	$(12,150,923)	$(6,519,430)	$(23,938,400)

Net income (loss) per share:
Basic	$0.03	$(0.13)	$(0.06)	$(0.26)
Diluted	$0.03	$(0.13)	$(0.06)	$(0.26)

Shares used in computing net income (loss) per share:
Basic	102,671,410	91,766,799	101,804,887	91,689,909
Diluted	104,393,835	91,766,799	101,804,887	91,689,909
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010
Operating activities:
Net loss	$(6,519,430)	$(23,938,400)
Adjustments to reconcile net loss to net cash used in operating activies:
Share-based compensation	2,158,970	2,420,286
Depreciation and amortization	612,931	799,629
(Gain) loss on disposal of equipment	(656)	9,609
Changes in operating assets and liabilities:
Accounts receivable	(2,167,524)	1,990,138
Inventory	109,573	77,675
Prepaid expenses and other assets	19,644	(3,102,452)
Accounts payable and accrued expenses	(1,083,350)	(2,706,739)
Deferred rent	(14,800)	(144,717)
Deferred revenue	(468,486)	(1,799,401)

Net cash used in operating activities	(7,353,128)	(26,394,372)

Investing activities:
Purchases of property and equipment	(232,562)	(255,168)

Net cash used in investing activities	(232,562)	(255,168)

Financing activities:
Proceeds from exercise of stock options, net	3,446,547	497,460

Net cash provided by financing activities	3,446,547	497,460

Net decrease in cash and cash equivalents	(4,139,143)	(26,152,080)
Cash and cash equivalents at beginning of period	83,255,848	67,464,506

Cash and cash equivalents at end of period	$79,116,705	$41,312,426

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable for purchases of property and equipment	$28,453	$7,603
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
          The Company’s operations to date have involved: (i) organizing and staffing its operating subsidiary, Halozyme, Inc.; (ii) acquiring, developing and securing its technology; (iii) undertaking product development for its existing products and a limited number of product candidates; and (iv) supporting the development of partnered product candidates. The Company currently has multiple proprietary programs in various stages of research and development. In addition, the Company has collaborative partnerships with F. Hoffmann-La Roche, Ltd and Hoffmann-La Roche, Inc. (“Roche”), Baxter Healthcare Corporation (“Baxter”), ViroPharma Incorporated (“ViroPharma”) and Intrexon Corporation (“Intrexon”) to apply the Company’s proprietary Enhanze™ Technology to the partners’ biological therapeutic compounds. The Company also had a partnership with Baxter, under which Baxter had worldwide marketing rights for HYLENEX®, a registered trademark of Baxter International, Inc. (the “HYLENEX Partnership”). In January 2011, the Company and Baxter mutually agreed to terminate the HYLENEX Partnership. There are two marketed products that utilize the Company’s technology: HYLENEX, a hyaluronidase human injection used as an adjuvant to enhance the dispersion and absorption of other injected drugs and fluids, and ICSI Cumulase®, a product used for in vitro fertilization (“IVF”). Currently, the Company has received only limited revenue from the sales of active pharmaceutical ingredients (“API”) to the third party that produces ICSI Cumulase, in addition to other revenues from its collaborative partnerships.
2.     Summary of Significant Accounting Policies
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
          Effective January 1, 2011, the Company adopted on a prospective basis FASB’s ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU No. 2009-13 requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. ASU No. 2009-13 eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to Accounting Standards Code 605-25. The Company accounted for the collaborative arrangements with ViroPharma and Intrexon under the provisions of ASU No. 2009-13, which resulted in revenue recognition patterns that are materially different from those recognized for the Company’s existing multiple-element arrangements.
Pending Adoption of Accounting Pronouncements
          In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. In ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in ASU No. 2011-05 are effective for fiscal years, and interim period within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU No. 2011-05 to have a material impact on its consolidated financial position or results of operations.
Revenue Recognition
          The Company generates revenues from product sales and collaborative agreements. The Company recognizes revenues in accordance with the authoritative guidance for revenue recognition. The Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.
          Product Sales — Revenue from the sales of API for ICSI Cumulase is recognized when the transfer of ownership occurs, which is upon shipment to the Company’s distributor. The Company is obligated to accept returns for product that does not meet product specifications. Historically, the Company has not had any product returns as a result of not meeting product specifications.
          In accordance with the HYLENEX Partnership with Baxter, the Company supplied Baxter with API for HYLENEX at its fully burdened cost plus a margin. Baxter filled and finished HYLENEX and held it for subsequent distribution, at which time the Company ensured it met product specifications and released it as available for sale. Because of the Company’s continued involvement in the development and production process of HYLENEX, the earnings process was not considered to be complete. Accordingly, the Company deferred the revenue and related product costs on the API for HYLENEX until the product was filled, finished, packaged and released. Baxter might only return the API for HYLENEX to the Company if it did not conform to the specified criteria set forth in the

HYLENEX Partnership or upon termination of such agreement. In addition, the Company received product-based payments upon the sale of HYLENEX by Baxter, in accordance with the terms of the HYLENEX Partnership. Product sales revenues were recognized as the Company earned such revenues based on Baxter’s shipments of HYLENEX to its distributors when such amounts could be reasonably estimated. Effective January 7, 2011, the Company and Baxter mutually agreed to terminate the HYLENEX Partnership and the associated agreements. See Note 9, “Deferred Revenue,” for further discussion.
          Revenues under Collaborative Agreements — The Company entered into license and collaboration agreements under which the collaborative partners obtained worldwide exclusive rights for the use of the Company’s proprietary recombinant human PH20 enzyme (“rHuPH20”) in the development and commercialization of the partners’ biologic compounds. The collaborative agreements contain multiple elements including nonrefundable payments at the inception of the arrangement, license fees, exclusivity fees, payments based on achievement of specific milestones designated in the collaborative agreements, reimbursements of research and development services, payments for supply of rHuPH20 API for the partner and/or royalties on sales of products resulting from collaborative agreements. The Company analyzes each element of its collaborative agreements and considers a variety of factors in determining the appropriate method of revenue recognition of each element.
          Prior to the adoption of ASU No. 2009-13 on January 1, 2011, in order for a delivered item to be accounted for separately from other deliverables in a multiple-element arrangement, the following three criteria had to be met: (i) the delivered item had standalone value to the customer, (ii) there was objective and reliable evidence of fair value of the undelivered items and (iii) if the arrangement included a general right of return relative to the delivered item, delivery or performance of the undelivered items was considered probable and substantially in the control of the vendor. For the collaborative agreements entered into prior to January 1, 2011, there was no objective and reliable evidence of fair value of the undelivered items. Thus, the delivered licenses did not meet all of the required criteria to be accounted for separately from undelivered items. Therefore, the Company recognizes revenue on nonrefundable upfront payments and license fees from these collaborative agreements over the period of significant involvement under the related agreements.
          For new collaborative agreements or material modifications of existing collaborative agreements entered into after December 31, 2010, the Company follows the provisions of ASU No. 2009-13. In order to account for the multiple-element arrangements, the Company identifies the deliverables included within the agreement and evaluates which deliverables represent units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. The deliverables under the Company’s collaborative agreements include (i) the license to the Company’s rHuPH20 technology, (ii) at the collaborator’s request, research and development services which are reimbursed at contractually determined rates, and (iii) at the collaborator’s request, supply of rHuPH20 API which is reimbursed at the Company’s cost plus a margin. A delivered item is considered a separate unit of accounting when the delivered item has value to the collaborator on a standalone basis based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of research expertise in this field in the general marketplace. In addition, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control.
          Arrangement consideration is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (“VSOE”), of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, the Company uses its best estimate of the selling price for the deliverable. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but do not change the total revenue recognized under any agreement.
          Upfront license fee payments are recognized upon delivery of the license if facts and circumstances dictate that the license has standalone value from the undelivered items, which generally include research and development services and the manufacture of rHuPH20 API, the relative selling price allocation of the license is equal to or exceeds the upfront license fee, persuasive evidence of an arrangement exists, the Company’s price to the partner is fixed or determinable, and collectability is reasonably assured. Upfront license fee payments are deferred if facts and circumstances dictate that the license does not have standalone value. The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period.
          The terms of the Company’s collaborative agreements provide for milestone payments upon achievement of certain development and regulatory events and/or specified sales volumes of commercialized products by the collaborator. Prior to the Company’s adoption of the Milestone Method, the Company recognized milestone payments upon the achievement of specified milestones if: (1) the milestone was substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement, (2) the fees were nonrefundable and (3) the Company’s performance obligations after the milestone achievement would continue to be funded by the Company’s collaborator at a level comparable to the level before the milestone achievement.
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
          Reimbursements of research and development services are recognized as revenue during the period in which the services are performed as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the related receivable is probable. Revenue from the manufacture of rHuPH20 API is recognized when the API has met all specifications required for the collaborator acceptance and title and risk of loss have transferred to the collaborator. The Company does not directly control when any collaborator will request research and development services or supply of rHuPH20 API; therefore, the Company cannot predict when it will recognize revenues in connection with research and development services and supply of rHuPH20 API. Royalties to be received based on sales of licensed products by the Company’s collaborators incorporating the Company’s rHuPH20 API will be recognized as earned.
          The collaborative agreements typically provide the partners the right to terminate such agreement in whole or on a product-by-product or target-by-target basis at any time upon 90 days prior written notice to the Company. There are no performance, cancellation, termination or refund provisions in any of the Company’s collaborative agreements that contain material financial consequences to the Company.
          See Note 5, “Collaborative Agreements,” and Note 9, “Deferred Revenue,” for further discussion.
Cost of Sales
          Cost of product sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs and freight costs associated with the sales of API for ICSI Cumulase and API for HYLENEX. Cost of sales also consists of the write-down of obsolete inventory.

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
Share-Based Compensation
          Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee’s requisite service period. Total share-based compensation expense related to all of the Company’s share-based awards was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Research and development	$653,590	$671,667	$1,054,276	$1,357,868
Selling, general and administrative	574,308	519,834	1,104,694	1,062,418

Share-based compensation expense	$1,227,898	$1,191,501	$2,158,970	$2,420,286

Share-based compensation expense per basic and diluted share	$0.01	$0.01	$0.02	$0.03

Share-based compensation expense from:
Stock options	$806,037	$1,037,626	$1,512,650	$2,096,392
Restricted stock awards and restricted stock units	421,861	153,875	646,320	323,894

	$1,227,898	$1,191,501	$2,158,970	$2,420,286

          Since the Company has a net operating loss carryforward as of June 30, 2011, no excess tax benefits for the tax deductions related to share-based awards were recognized in the interim unaudited condensed consolidated statements of operations. For the three months ended June 30, 2011 and 2010, employees exercised stock options to purchase 1,222,420 and 8,728 shares of common stock, respectively, for aggregate proceeds of approximately $2.2 million, of which approximately $616,000 was included in the current prepaid expenses and other assets at June 30, 2011 and was received in July 2011, and $34,000, respectively. For the six months ended June 30, 2011 and 2010, employees exercised stock options to purchase 2,675,062 and 208,542 shares of common stock, respectively, for aggregate proceeds of approximately $4.1 million, of which approximately $616,000 was included in the current prepaid expenses and other assets at June 30, 2011 and was received in July 2011, and $497,000, respectively.
          As of June 30, 2011, total unrecognized estimated compensation cost related to non-vested stock options and non-vested restricted stock awards and restricted stock units granted prior to that date was approximately $7.0 million, and $2.2 million, respectively, which is expected to be recognized over a weighted-average period of approximately 2.6 years and approximately eleven months, respectively.
          In May 2011, the Company’s stockholders approved the Company’s 2011 Stock Plan, which provides for the granting of up to a total of 6,000,000 shares of common stock (subject to certain limitations as described in the 2011 Stock Plan) to selected employees, consultants and non-employee members of the Company’s Board of Directors (“Outside Directors”) as stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards. The Company anticipates that the 2011 Stock Plan will be utilized for the initial equity awards for new hires of the Company as well as for annual and performance equity awards for existing employees. Options granted under the 2011 Stock Plan will generally have a 10-year term and vest at the rate of 1/4 of the shares on the first anniversary of the date of grant and 1/48 of the shares monthly thereafter.
          The 2011 Stock Plan replaced the Company’s prior stock plans, consisting of the Company’s 2008 Stock Plan, 2006 Stock Plan and 2004 Stock Plan (“Prior Plan”). The Prior Plans were terminated such that no additional awards could be granted thereunder but the terms of the Prior Plans remain in effect with respect to outstanding awards until they are exercised, settled, forfeited or otherwise canceled in full.
          Stock Options - During the three months ended June 30, 2011 and 2010, the Company granted 95,100 and 8,500 stock options, respectively, with an estimated weighted-average grant-date fair value of $3.66 and $4.68 per share, respectively. During the six months ended June 30, 2011 and 2010, the Company granted 752,768 and 1,102,214 stock options, respectively, with an estimated weighted-average grant-date fair value of $4.19 and $3.53 per share, respectively.
          Restricted Stock Awards and Restricted Stock Units - During the three and six months ended June 30, 2011, the Company granted to certain employees 233,508 restricted stock awards (“RSAs”) and 148,000 restricted stock units (“RSUs”), with a grant-date fair value of $6.67 per share (“Employee Restricted Awards”). The Employee Restricted Awards are subject to percentage vesting based upon achievement of certain corporate goals and the employees’ continuing services through May 2012. The Company also granted to its Outside Directors annual grants totaling 120,000 RSAs, with a grant-date fair value of $6.21, during the three and six months ended June 30, 2011. During the three and six months ended June 30, 2010, the Company granted to the Outside Directors annual grants totaling 120,000 RSAs, with a grant-date fair value of $7.67.
Comprehensive Income (Loss)
          Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) was the same as the Company’s net income (loss).
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
     Cash equivalents of approximately $76.5 million and $79.8 million at June 30, 2011 and December 31, 2010, respectively, are carried at fair value and are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices for identical securities. The Company has no instruments that are classified within Level 2 or Level 3.
3.     Collaborative Agreements
Roche Partnership
          In December 2006, the Company and Roche entered into the Roche Partnership, under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 and up to thirteen Roche target compounds resulting from the partnership. Under the terms of the Roche Partnership, Roche paid $20.0 million as an initial upfront license fee for the application of rHuPH20 to three pre-defined Roche biologic targets. Due to the Company’s continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), revenues from the upfront payment, exclusive designation fees and annual license maintenance fees were deferred and are being recognized over the term of the Roche Partnership. Roche may pay the Company further payments which could potentially reach a value of up to $111.0 million for the initial three exclusive targets dependent upon the achievement of specified clinical, regulatory and sales-based milestones.
          Under the terms of the Roche Partnership, Roche will also pay the Company royalties on product sales for these first three targets. Through June 30, 2011, Roche has elected two additional exclusive targets. In 2010, Roche did not pay the annual license maintenance fee on five target slots. As a result, Roche has an option to select only three additional targets under the Roche partnership agreement, provided that Roche continues to pay annual exclusivity maintenance fees to the Company. For each of the additional five targets, Roche may pay the Company further upfront and milestone payments of up to $47.0 million per target, as well as royalties on product sales for each of these additional five targets. Additionally, Roche will obtain access to the Company’s expertise in developing and applying rHuPH20 to Roche targets. Under the terms of the Roche Partnership, the Company was obligated to scale up the production of rHuPH20 and to identify a second source manufacturer that would help meet anticipated production obligations arising from the partnership.
          The Company has determined that the clinical and regulatory milestones are substantive; therefore, the Company expects to recognize such clinical and regulatory milestone payments as revenue upon achievement of the milestones. Given the challenges inherent in developing and obtaining approval for pharmaceutical and biologic products, there was substantive uncertainty whether any of the clinical and regulatory milestones would be achieved at the time the Roche Partnership was entered into. In addition, the Company evaluated whether the clinical and regulatory milestones met the remaining criteria to be considered substantive. The Company has determined that the sales-based milestone payments are similar to royalty payments; therefore, the Company will recognize such sales-based milestone payments as revenue upon achievement of the milestone. In the three and six months ended June 30, 2011, the Company recognized $0 and $5.0 million, respectively, as revenue under collaborative agreements in accordance with the Milestone Method of revenue recognition related to the achievement of certain clinical milestones pursuant to the terms of the Roche Partnership.

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
          The Company has determined that the regulatory milestones are substantive; therefore, the Company expects to recognize such regulatory milestone payments as revenue upon achievement. Given the challenges inherent in developing and obtaining approval for pharmaceutical and biologic products, there was substantive uncertainty whether any of the regulatory events would be achieved at the time the Gammagard Partnership was entered into. In addition, the Company evaluated whether the regulatory milestones met the remaining criteria to be considered substantive. The Company has determined that sales-based milestone payments are similar to royalty payments and, therefore, will be recognized as revenue upon achievement of the milestone. In the three and six months ended June 30, 2011, the Company recognized $3.0 million as revenue under collaborative agreement in accordance with the Milestone Method of revenue recognition related to the achievement of a regulatory milestone pursuant to the terms of the Gammagard Partnership.
ViroPharma and Intrexon Partnerships
          Effective May 10, 2011, the Company and ViroPharma entered into a collaboration and license agreement “ViroPharma Partnership”, under which ViroPharma obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development of a subcutaneous injectable formulation of ViroPharma’s commercialized product, Cinryze® (C1 esterase inhibitor [human]). In addition, the license provides ViroPharma with exclusivity to C1 esterase inhibition and to the Hereditary Angioedema, along with three additional orphan indications. Under the terms of the ViroPharma Partnership, ViroPharma paid a nonrefundable license fee of $9.0 million. In addition, the Company is entitled to receive an annual exclusivity fee of $1.0 million commencing on May 10, 2012 and on each anniversary of the effective date of the agreement thereafter until a certain development event occurs. ViroPharma is solely responsible for the development, manufacturing and marketing of any products resulting from this partnership. The Company is entitled to receive payments for research and development services and supply of rHuPH20 API if requested by ViroPharma. In addition, the Company is entitled to receive additional cash payments potentially totaling $44.0 million for a product for treatment of Hereditary Angioedema and $10.0 million for each product for treatment of each of the three additional orphan indications upon achievement of development and regulatory milestones. The Company is also entitled to receive royalties on future product sales by ViroPharma. ViroPharma may terminate the agreement prior to expiration for any reason on a product-by-product basis upon 90 days’ prior written notice to the Company. Upon any such termination, the license granted to ViroPharma (in total or with respect to the terminated product, as applicable) will terminate and revert to the Company.
          Effective June 6, 2011, the Company and Intrexon entered into a collaboration and license agreement “Intrexon Partnership”, under which Intrexon obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development of a subcutaneous injectable formulation of Intrexon’s recombinant human alpha 1-antitrypsin (rHuA1AT). Under the terms of the Intrexon Partnership, Intrexon paid a nonrefundable upfront license fee of $9.0 million. In addition, the Company is entitled to receive an annual exclusivity fee of $1.0 million commencing on June 6, 2012 and on each anniversary of the effective date of the agreement thereafter until a certain development event occurs. Intrexon is solely responsible for the development, manufacturing and marketing of any products resulting from this partnership. The Company is entitled to receive payments for research and development services and supply of rHuPH20 API if requested by Intrexon. In addition, the Company is entitled to receive additional cash payments potentially totaling $44.0 million for each product for use in the exclusive field and $10 million for each product for use in the non-exclusive field upon achievement of development and regulatory milestones. The Company is also entitled to receive escalating royalties on product sales and a cash payment of $10.0 million upon achievement of a specified sales volume of product sales by Intrexon. Intrexon may terminate the agreement prior to expiration for any reason on a product-by-product basis upon 90 days’ prior written notice to the Company. Upon any such termination, the license granted to Intrexon (in total or with respect to the terminated product, as applicable) will terminate and revert to the Company. Intrexon’s chief executive officer and chairman of its board of directors is also a member of the Company’s board of directors.
          In accordance with ASU No. 2009-13, the Company identified the deliverables at the inception of the ViroPharma and Intrexon agreements which are the license, research and development services and API supply. The Company has determined that the license, research and development services and API supply individually represent separate units of accounting, because each deliverable has standalone value. The estimated selling prices for these units of accounting was determined based on market conditions, the terms of comparable collaborative arrangements for similar technology in the pharmaceutical and biotech industry and entity-specific factors such as the terms of the Company’s previous collaborative agreements, the Company’s pricing practices and pricing objectives and the nature of the research and development services to be performed for the partners. The arrangement consideration was allocated to the deliverables based on the relative selling price method. Based on the results of the Company’s analysis, the Company determines that the upfront payment was earned upon the granting of the worldwide exclusive right to the Company’s technology to the collaborator in both the ViroPharma Partnership and Intrexon Partnership. However, the amount of allocable arrangement consideration is limited to amounts that are fixed or determinable; therefore, the amount allocated to the license at June 30, 2011 was only to the extent of cash received. As a result, the Company recognized the $9.0 million upfront license fee received under the ViroPharma Partnership and the $9.0 million upfront license fee received under the Intrexon Partnership as revenues under collaborative agreements in the quarter ended June 30, 2011.
          The Company will recognize the exclusivity fees as revenues under collaborative agreements when they are earned. The Company will recognize reimbursements for research and development services as revenues under collaborative agreements as the related services are delivered. The Company will recognize revenue from sales of API as revenues under collaborative agreements when such API has met all required specifications by the partners and the related title and risk of loss and damages have passed to the partners. The Company cannot predict the timing of delivery of research and development services and API as they are at the partners’ requests.
          The Company is eligible to receive additional cash payments upon the achievement by the partners of specified development, regulatory and sales-based milestones. The Company has determined that each of the development and regulatory milestones is substantive; therefore, the Company expects to recognize such development and regulatory milestone payments as revenues under collaborative agreements upon achievement in accordance to the milestone method of revenue recognition. Given the challenges inherent in developing and obtaining approval for pharmaceutical and biologic products, there was substantive uncertainty whether any of the development and regulatory milestones would be met at the time these partnerships were entered into, and the milestones are based in part on the occurrence of a separate outcome resulting from the Company’s performance. In addition, the Company evaluated whether the development and regulatory milestones met the remaining criteria to be considered substantive. The Company has determined that the sales-based milestone payment is similar to a royalty payment; therefore, the Company will recognize the sales-based milestone payment as revenue upon achievement of the milestone because the Company has no future performance obligations associated with the milestone.
4.     Inventory
          Inventory at June 30, 2011 consists of raw materials used in the manufacture of ICSI Cumulase products. Inventory at December 31, 2010 consists of raw materials used in the manufacture of the Company’s HYLENEX and ICSI Cumulase products. In connection with the termination of the HYLENEX Partnership in January 2011, the Company had established a reserve for inventory obsolescence of approximately $875,000 for HYLENEX API in the three months ended December 31, 2010. As of June 30, 2011 and December 31, 2010, the reserve for HYLENEX API inventory obsolescence was approximately $1.0 million and $875,000, respectively.

5.     Property and Equipment
          Property and equipment, net consists of the following:

	June 30,	December 31,
	2011	2010
Research equipment	$4,526,427	$4,308,654
Computer and office equipment	1,238,280	1,215,894
Leasehold improvements	1,002,912	998,368

	6,767,619	6,522,916
Accumulated depreciation and amortization	(5,271,980)	(4,676,017)

	$1,495,639	$1,846,899

          Depreciation and amortization expense totaled approximately $287,000 and $389,000 for the three months ended June 30, 2011 and 2010, respectively, and approximately $613,000 and $800,000 for the six months ended June 30, 2011 and 2010, respectively.
6.     Accrued Expenses
          Accrued expenses consist of the following:

	June 30,	December 31,
	2011	2010
Accrued outsourced research and development expenses	$6,444,891	$3,647,762
Accrued compensation and payroll taxes	1,935,700	3,045,950
Accrued expenses	1,085,132	1,911,857

	$9,465,723	$8,605,569

7.     Deferred Revenue
          Deferred revenue consists of the following:

	June 30,	December 31,
	2011	2010
Collaborative agreements	$56,633,661	$48,761,361
Product sales	991,404	9,332,190

Total deferred revenue	57,625,065	58,093,551
Less current portion	20,345,671	2,917,129

Deferred revenue, net of current portion	$37,279,394	$55,176,422

          Roche Partnership - In December 2006, the Company and Roche entered into the Roche Partnership under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20and up to thirteen Roche target compounds. Under the terms of the Roche Partnership, Roche paid $20.0 million to the Company in December 2006 as an initial upfront payment for the application of rHuPH20 to three pre-defined Roche biologic targets. Through June 30, 2011, Roche has paid an aggregate of $19.25 million in connection with Roche’s election of two additional exclusive targets and annual license maintenance fees for the right to designate the remaining targets as exclusive targets. In 2010, Roche did not pay the annual license maintenance fees on five of the remaining eight target slots. As a result, Roche currently retains the option to exclusively develop and commercialize rHuPH20 with three additional targets through the payment of annual license maintenance fees.
     Due to the Company’s continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), revenues from the upfront payment, exclusive designation fees and annual license maintenance fees were deferred and are being recognized over the term of the Roche Partnership. The Company recognized revenue from the upfront payment, exclusive designation fees and annual license maintenance fees under the Roche Partnership in the amounts of approximately $491,000 and $530,000 for the three months ended June 30, 2011 and 2010, respectively, and approximately $983,000 and $1.1 million for the six months ended June 30, 2011 and 2010, respectively. Deferred revenue relating to the upfront payment, exclusive designation fees and annual license maintenance fees under the Roche Partnership was $31.9 million and $32.9 million as of June 30, 2011 and December 31, 2010, respectively.
          Baxter Partnerships - In September 2007, the Company and Baxter entered into the Gammagard Partnership, under which Baxter obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with GAMMAGARD LIQUID. Under the terms of the Gammagard Partnership, Baxter paid the Company a nonrefundable upfront payment of $10.0 million. Due to the Company’s continuing involvement obligations (for example, support activities associated with rHuPh20 enzyme), the $10.0 million upfront payment was deferred and is being recognized over the term of the Gammagard Partnership. The Company recognized revenue from the upfront payment under the Gammagard Partnership in the amounts of approximately $121,000 and $140,000 for the three months ended June 30, 2011 and 2010, respectively, and approximately $241,000 and $279,000 for the six months ended June 30, 2011 and 2010. Deferred revenue relating to the upfront payment under the Gammagard Partnership was $7.8 million and $8.1 million as of June 30, 2011 and December 31, 2010, respectively.
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
          Effective January 7, 2011, the Company and Baxter mutually agreed to terminate the HYLENEX Partnership and the associated agreements. The termination of these agreements does not affect the other relationships between the parties, including the application of Halozyme’s Enhanze Technology to Baxter’s GAMMAGARD LIQUID. As a result, in the fourth quarter ended December 31, 2010 the Company recharacterized deferred revenue of approximately $991,000 as a reserve for product returns for HYLENEX API previously delivered to Baxter that could be returned (“Delivered Products”). For the three months ended June 30, 2011 and 2010, the Company recognized revenues under the HYLENEX Partnership from the upfront payment in the amounts of approximately $117,000 and $135,000, respectively. No revenues were recognized from the product-based payments for the three months ended June 30, 2011 and 2010. For the six months ended June 30, 2011 and 2010, the Company recognized revenues under the HYLENEX Partnership from the upfront payment in the amounts of approximately $233,000 and $270,000, respectively, and from the product-based payments in the amounts of approximately zero and $332,000, respectively.
          On July 18, 2011, the Company and Baxter entered into an agreement (the “Transition Agreement”) setting forth certain rights, data and assets to be transferred by Baxter to the Company during a transition period. In addition, in June 2011 the Company also entered into a commercial manufacturing and supply agreement with Baxter, under which Baxter will fill and finish HYLENEX for the Company. Effective July 18, 2011, the Company has no future performance obligations in connection with the HYLENEX Partnership. Therefore, the Company has classified the unamortized deferred revenue of approximately $9.3 million relating to the prepaid product-based payments and the unamortized deferred revenue of approximately $7.6 million relating to deferred upfront payment as current deferred revenue at June 30, 2011 and will recognize such amounts as revenues under collaborative agreements in the quarter ending September 30, 2011. In addition, pursuant to the terms of the Transition Agreement, Baxter no longer has the right to return the Delivered Products. Accordingly, the Company recharacterized the reserve for product returns for the Delivered Products of approximately $991,000 to current deferred revenue at June 30, 2011 and will recognize as product sales revenue in the quarter ending September 30, 2011.

8.     Net Income (Loss) Per Share
          Basic net income (loss) per common share (“EPS”) is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding. Dilutive potential common shares outstanding, determined using the treasury stock method, principally include: shares that may be issued under the Company’s stock option, restricted stock and restricted stock units. For the three months ended June 30, 2011 and 2010, the Company has excluded approximately 2.0 million and 8.9 million shares, respectively, of stock options, unvested RSAs and RSUs from the computation of diluted EPS because their impact would have been anti-dilutive. In the six months ended June 30, 2011 and 2010, the Company has excluded approximately 6.0 million and 8.9 million shares of stock options, unvested RSAs and RSUs from the computation of diluted EPS as their impact would have been anti-dilutive because of the Company’s net loss in these reporting periods.. The following table sets forth the computation for basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net Income (Loss) — Numerator:
Net income (loss) for basic and diluted EPS	$3,116,288	$(12,150,923)	$(6,519,430)	$(23,938,400)

Shares — Denominator:
Weighted-average shares for basic EPS	102,671,410	91,766,799	101,804,887	91,689,909
Effect of dilutive options, RSAs and RSUs	1,722,425	-	-	-

Weighted-average shares for diluted EPS	104,393,835	91,766,799	101,804,887	91,689,909

Basic and diluted net income (loss) per share	$0.03	$(0.13)	$(0.06)	$(0.26)

9.     Stockholders’ Equity
          During the six months ended June 30, 2011 and 2010, the Company issued an aggregate of 2,675,062 and 208,542 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $1.69 and $2.39 per share, respectively, for net proceeds of approximately $4.1 million, of which approximately $616,000 was included in current prepaid expenses and other assets at June 30, 2011 and was received in July 2011, and $497,000, respectively. In addition, the Company granted 353,508 shares of RSAs to employees and Outside Directors. Options to purchase approximately 5.4 million and 8.0 million shares of the Company’s common stock were outstanding as of June 30, 2011 and December 31, 2010, respectively. RSUs to purchase 148,000 and zero shares of the Company’s common stock were outstanding as of June 30, 2011 and December 31, 2010, respectively.

10.     Restructuring Liability
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

Employee severance
and benefits
Balance, December 31, 2010	$116,677
Accruals during the year	-
Cash payments	(116,677)

Balance, June 30, 2011	$-

11.     Commitments and Contingencies
          Operating Leases - The Company’s administrative offices and research facilities are located in San Diego, California. The Company leases an aggregate of approximately 58,000 square feet of office and research space.
          In July 2007, the Company entered into a lease agreement (the “Original Lease”) with BC Sorrento, LLC (“BC Sorrento”) for the facilities located at 11388 Sorrento Valley Road, San Diego, California (“11388 Property”) for 27,575 square feet of office and research space commencing in September 2008 through January 2013. Under the terms of the Original Lease, the initial monthly rent payment was approximately $37,000 net of costs and property taxes associated with the operation and maintenance of the leased facilities, commencing in September 2008 and increased to approximately $73,000 starting in March 2009. Thereafter, the annual base rent was subject to approximately 4% annual increases each year throughout the term of the Original Lease. In addition, the Company received a certain tenant improvement allowance and free rent under the terms of the Original Lease. Effective September 2010, BMR-11388 Sorrento Valley Road LLC (“BMR-11388”) acquired the 11388 Property and became the new landlord of the 11388 Property.
          In June 2011, the Company entered into an amended and restated lease (the “11388 Lease”) with BMR-11388 for the 11388 Property commencing from June 2011 through January 2018. The 11388 Lease superseded the Original Lease. Under the terms of the 11388 Lease, the initial monthly rent payment is approximately $38,000 net of costs and property taxes associated with the operation and maintenance of the leased facilities, commencing in December 2011 and increasing to approximately $65,000 starting in January 2013. Thereafter, the annual base rent is subject to approximately 2.5% annual increases each year throughout the term of the 11388 Lease. In addition, the Company received a cash incentive of approximately $98,000, a tenant improvement allowance of $300,000 and free and reduced rent totaling approximately $744,000. Combining with the unamortized deferred rent under the Original Lease, unamortized deferred rent associated with the 11388 Lease of $592,000 and $545,000 was included in deferred rent as of June 30, 2011 and December 31, 2010, respectively.
          In July 2007, the Company entered into a sublease agreement (the 11404 Sublease”) with Avanir Pharmaceuticals, Inc. (“Avanir”) for Avanir’s excess leased facilities located at 11404 Sorrento Valley Road, San Diego, California for 21,184 square feet of office and research space (“11404 Property”) for a monthly rent payment of approximately $54,000, net of costs and property taxes associated with the operation and maintenance of the subleased facilities. The 11404 Sublease expires in January 2013. The annual base rent is subject to approximately 4% annual increases each year throughout the terms of the 11404 Sublease. In addition, the Company received free rent totaling approximately $492,000, of which approximately $215,000 and $266,000 was included in deferred rent as of June 30, 2011 and December 31, 2010, respectively.
          In April 2009, the Company entered into a sublease agreement (the “11408 Sublease”) with Avanir for 9,187 square feet located at 11408 Sorrento Valley Road, San Diego, California for office and research space (“11408 Property”), which expires in January 2013. The monthly rent payments, which commenced in January 2010, were approximately $21,000 and are subject to an annual increase of approximately 3%. Under terms of the 11408 Sublease, the Company received a tenant improvement allowance of $75,000, of which approximately $39,000 and $49,000 was included in deferred rent at June 30, 2011 and December 31, 2010, respectively.

          In June 2011, the Company entered into a lease agreement (the “11404/11408 Lease”) with BMR-Sorrento Plaza LLC (“BMR-Sorrento”) for the 11404 Property and 11408 Property commencing in January 2013 through January 2018. Pursuant to the terms of the 11404/11408 Lease, the initial monthly rent payment is approximately $71,000 net of costs and property taxes associated with the operation and maintenance of the leased facilities, commencing in January 2013 and is subject to approximately 2.5% annual increases each year throughout the term of the 11404/11408 Lease.
          The Company pays a pro rata share of operating costs, insurance costs, utilities and real property taxes incurred by the landlords for the subleased facilities.
          Additionally, the Company leases certain office equipment under operating leases. Approximate annual future minimum operating lease payments as of June 30, 2011 are as follows:

Operating Leases
Six months ending December 31, 2011	$536,000
Twelve months ending December 31, 2012	1,470,000
Twelve months ending December 31, 2013	1,654,000
Twelve months ending December 31, 2014	1,677,000
Twelve months ending December 31, 2015	1,715,000
Twelve months ending December 31, 2016	1,758,000
Thereafter	1,870,000

Total minimum lease payments	$10,680,000

          Legal Contingencies - From time to time the Company is involved in legal actions arising in the normal course of its business. The Company is not presently subject to any material litigation nor, to management’s knowledge, is any litigation threatened against the Company that collectively is expected to have a material adverse effect on the Company’s consolidated cash flows, financial condition or results of operations.

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
          Our operations to date have involved: (i) organizing and staffing our operating subsidiary, Halozyme, Inc.; (ii) acquiring, developing and securing our technology; (iii) undertaking product development for our existing products and a limited number of product candidates; and (iv) supporting the development of partnered product candidates. We continue to increase our focus on our proprietary product pipeline and have expanded investments in our proprietary product candidates. We currently have multiple proprietary programs in various stages of research and development. In addition, we currently have collaborative partnerships with F. Hoffmann-La Roche, Ltd and Hoffmann-La Roche, Inc., or Roche, Baxter Healthcare Corporation, or Baxter, ViroPharma Incorporated, or ViroPharma, and Intrexon Corporation, or Intrexon, to apply Enhanze™ Technology, our proprietary drug delivery enhancement platform using rHuPH20, to the partners’ biological therapeutic compounds. We also had another partnership between Baxter, under which Baxter had worldwide marketing rights for HYLENEX®, a registered trademark of Baxter International, Inc., or HYLENEX Partnership. We and Baxter mutually agreed to terminate the HYLENEX Partnership in January 2011. There are two marketed products that utilize our technology: HYLENEX, a hyaluronidase human injection used as an adjuvant to enhance the dispersion and absorption of other injected drugs and fluids, and ICSI Cumulase®, a product used for in vitro fertilization, or IVF. Currently, we have received only limited revenue from the sales of active pharmaceutical ingredients, or API, to the third party that produces ICSI Cumulase, in addition to other revenues from our partnerships.

          In February 2007, we and Baxter amended certain existing agreements relating to HYLENEX and entered into the HYLENEX Partnership for kits and formulations with rHuPH20. In October 2009, Baxter commenced the commercial launch of HYLENEX recombinant (hyaluronidase human injection). Because a portion of the HYLENEX manufactured by Baxter was not in compliance with the requirements of the underlying HYLENEX agreements, HYLENEX was voluntarily recalled in May 2010. During the second quarter of 2011, we submitted the data that the U.S. Food and Drug Administration, or FDA, had requested to support the reintroduction of HYLENEX. The FDA has approved the submitted data and has granted the reintroduction of HYLENEX. We expect to reintroduce HYLENEX by the end of 2011.
          Effective January 7, 2011, we and Baxter mutually agreed to terminate the HYLENEX Partnership and the associated agreements. On July 18, 2011, we and Baxter entered into an agreement setting forth certain rights, data and assets to be transferred by Baxter to us during a transition period, or the Transition Agreement. In addition, in June 2011 we entered into a commercial manufacturing and supply agreement with Baxter, under which Baxter will fill and finish HYLENEX for us. The termination of these agreements does not affect the other relationships between the parties, including the application of Halozyme’s Enhanze Technology to Baxter’s GAMMAGARD LIQUID.
          We and our partners have product candidates in the research, preclinical and clinical stages, but future revenues from the sales and/or royalties of these product candidates will depend on our partners’ abilities and ours to develop, manufacture, obtain regulatory approvals for and successfully commercialize product candidates. It may be years, if ever, before we and our partners are able to obtain regulatory approvals for these product candidates. We have incurred net operating losses each year since inception, with an accumulated deficit of approximately $231.8 million as of June 30, 2011.
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
          The primary goal of our ultrafast insulin program is to develop a best-in-class insulin product, with demonstrated clinical benefits for type 1 and 2 diabetes mellitus patients, in comparison to the current standard of care analog products. With a more rapidly absorbed, faster acting insulin product, we seek to demonstrate one or more significant improvements relative to existing treatment, such as improved glycemic control, less hypoglycemia, and less weight gain. A number of Phase 1 and Phase 2 clinical pharmacology trials and registration trial-enabling treatment studies in connection with our ultrafast insulin program have been completed and are ongoing or planned, that will investigate the various attributes of our insulin product candidates. The status of some of these trials is summarized below:
•
In January 2011, we dosed our first patient in an insulin pump study that utilizes rHuPH20 combined with two commercially available mealtime insulin analogs: insulin aspart and insulin glulisine. Patients with type 1 diabetes enrolled in these pump studies receive the insulin analog alone and, separately, insulin analog with rHuPH20. These insulins are continuously infused via commercially available insulin infusion pump systems for three days. The primary endpoint of the study is a comparison of the early insulin exposure as measured by the area under the curve during the first 60 minutes following a bolus infusion of insulin delivered by a pump. In addition, various pharmacokinetic and glucodynamic measures including Cmax, Tmax, glucose infusion rates and glycemic response to standard meal challenges are being measured. An evaluation of the safety and local tolerability of the analogs with and without rHuPH20 is also being performed. The preliminary results from this study were presented at the American Association of Clinical Endocrinologists (AACE) meeting in San Diego, California in April 2011, demonstrating that rHuPH20 confers an ultrafast insulin profile to rapid acting analog insulin when delivered by subcutaneous infusion. The full results from the first stage of the study comparing insulin aspart with and without rHuPH20 were presented at the Scientific Sessions of the American Diabetes Association also in San Diego, California in June 2011, which demonstrated that aspart with rHuPH20 has PK/GD profiles that were more consistent over infusion set life as compared to analog alone, and the combination also provided a reduction of post meal glycemic excursions relative to aspart alone. In June 2011, we initiated the second stage of this study to investigate the administration of a single dose of rHuPH20 at the catheter site before starting the insulin infusion with a pump for a three-day treatment cycle. The presence of rHuPH20 used in this leading edge administration design may serve to further reduce the variability of absorption associated with the aging of an infusion set.

•
In January 2011, we completed patient enrollment for two randomized double-blind Phase 2 clinical trials that utilize our rHuPH20 in combination with the two leading commercially available mealtime analogs: insulin aspart and insulin lispro. Diabetes patients enrolled in these cross-over design studies receive an insulin analog alone and with rHuPH20 treatment for 12 weeks each delivered by conventional subcutaneous injection using insulin syringes. These Phase 2 clinical trials, one in type 1 diabetes patients and the other in type 2 patients, compare two ultrafast insulin analog products formulated with rHuPH20 to an active comparator, Humalog. Each study enrolled approximately 110 patients and began with a 4 to 6 week titration period where patients optimized their basal insulin dosing. Patients were then randomized to receive either the lispro with rHuPH20 or aspart with rHuPH20 investigational study drugs and the active comparator three times daily for 12 weeks each in a random sequence. The primary endpoint of each study is a comparison of improved glycemic control, as assessed by the change in glycemic control from baseline. Data regarding postprandial glucose levels, the proportion of patients that safely achieve glycemic control targets, rates of hypoglycemia, weight change and additional endpoints will be collected. We currently expect both studies to be completed by the end of the third quarter of 2011.

PEGPH20
          We are investigating a PEGylated version of rHuPH20, or PEGPH20, a new molecular entity, as a candidate for the systemic treatment of tumors rich in HA. PEGylation refers to the attachment of polyethylene glycol to our rHuPH20 enzyme, which extends its half life in the blood from less than one minute to approximately 48 to 72 hours. An estimated 20% to 30% of solid tumors, including prostate, breast, pancreas and colon, accumulate significant amounts of HA that surrounds and covers the surface of the tumor cells. The quantity of HA produced by the tumor correlates with increased tumor growth and metastasis and has been linked with tumor progression and overall survival in some studies.
          In preclinical studies, PEGPH20 has been shown to deplete HA in cell culture and in animal models of human cancer. The PEGPH20-mediated depletion of high levels of HA in tumor models results in significant inhibition of tumor growth when used as a single agent, and it greatly enhances the impact of chemotherapy. The increased efficacy of chemotherapy results from increased influx of drug into tumor tissue as the HA is removed. This effect is specific for the tumor microenvironment, and is not observed in normal tissues. Repeat dosing with PEGPH20 produced a sustained depletion of HA in the tumor microenvironment. For tumor models that did not produce HA, the presence of PEGPH20 had no therapeutic effect. Administration of the combination of PEGPH20 with docetaxel, liposomal doxorubicin and gemcitabine in HA-producing animal tumor models produced a significant survival advantage for the combination relative to either chemotherapeutic agent alone.
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
          A Phase 1b/2 trial in pancreatic cancer patients is planned for initiation by the end of 2011. This two-stage trial will compare chemotherapy alone versus chemotherapy with PEGPH20 with regard to various clinical endpoints. The objective of the first stage is to identity a safe and well-tolerated dose of the combination of chemotherapy plus PEGPH20 that will be selected for the second stage. The second stage will be a randomized, double-blind, placebo-controlled study to assess safety, tolerability, and efficacy of chemotherapy either with or without PEGPH20.
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
          We currently have Enhanze Technology partnerships with Roche, Baxter, ViroPharma and Intrexon. We are currently pursuing additional partnerships with biopharmaceutical companies that market or develop drugs that could benefit from injection via the subcutaneous route of administration.
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
          In December 2010, Roche completed the enrollment for its first Phase 3 clinical trial for a compound directed at an exclusive target. This Phase 3 clinical trial is for a subcutaneously delivered version of Roche’s anticancer biologic, Herceptin (trastuzumab). The study will investigate the pharmacokinetics, efficacy and safety of subcutaneous Herceptin in patients with HER2-positive breast cancer as part of adjuvant treatment. Roche has disclosed that this trial will be completed this year and expects to share results by the end of 2011. Herceptin is approved to treat HER2-positive breast cancer and currently is given intravenously. Breast cancer is the most common cancer among women worldwide. Each year, more than one million new cases of breast cancer are diagnosed worldwide, and nearly 400,000 people will die of the disease annually. In HER2-positive breast cancer, increased quantities of the HER2 protein are present on the surface of the tumor cells. This is known as ‘HER2 positivity’ and affects approximately 20-25% of women with breast cancer. Roche has stated that they expect to file for regulatory approval of subcutaneous Herceptin in 2012.
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
          Baxter Gammagard Partnership
          GAMMAGARD LIQUID is a current Baxter product that is indicated for the treatment of primary immunodeficiency disorders associated with defects in the immune system. In September 2007, Halozyme and Baxter entered into an Enhanze Technology partnership, or the Gammagard Partnership. Under the terms of this partnership, Baxter obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with GAMMAGARD LIQUID, or HyQ. Pending the successful completion of various regulatory and sales milestones, Baxter will be obligated to make milestone payments to us, as well as royalty payments on the sales of products that result from the partnership. Baxter is responsible for all development, manufacturing, clinical, regulatory, sales and marketing costs under the Gammagard Partnership, while we will be responsible for the supply of the rHuPH20 enzyme. We perform research and development activities at the request of Baxter, which are reimbursed by Baxter under the terms of the Gammagard Partnership. In addition, Baxter has certain product development and commercialization obligations in major markets identified in the Gammagard License. Baxter filed for regulatory approval of HyQ in the US in the second quarter of 2011.
          ViroPharma Partnership
          Effective May 10, 2011, we and ViroPharma entered into a collaboration and license agreement, or ViroPharma Partnership, under which ViroPharma obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development of a subcutaneous injectable formulation of ViroPharma’s commercialized product,

Cinryze® (C1 esterase inhibitor [human]). In addition, the license provides ViroPharma with exclusivity to C1 esterase inhibition and to the Hereditary Angioedema, along with three additional orphan indications. Under the terms of the ViroPharma Partnership, ViroPharma paid a nonrefundable upfront license fee of $9.0 million. In addition, we are entitled to receive an annual exclusivity fee of $1.0 million commencing on May 10, 2012 and on each anniversary of the effective date of the agreement thereafter until a certain development event occurs. ViroPharma is solely responsible for the development, manufacturing and marketing of any products resulting from this partnership. We are entitled to receive payments for research and development services and supply of rHuPH20 API if requested by ViroPharma. In addition, we are entitled to receive additional cash payments potentially totaling $44.0 million for a product for treatment of Hereditary Angioedema and $10.0 million for each product for treatment of each of the three additional orphan indications upon achievement of development and regulatory milestones. We are also entitled to receive royalties on product sales by ViroPharma. ViroPharma may terminate the agreement prior to expiration for any reason on a product-by-product basis upon 90 days’ prior written notice to us. Upon any such termination, the license granted to ViroPharma (in total or with respect to the terminated product, as applicable) will terminate and revert to us.
          Intrexon Partnership
          Effective June 6 2011, we and Intrexon entered into a collaboration and license agreement, or Intrexon Partnership, under which Intrexon obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development of a subcutaneous injectable formulation of Intrexon’s recombinant human alpha 1-antitrypsin (rHuA1AT). Under the terms of the Intrexon Partnership, Intrexon paid a nonrefundable upfront license fee of $9.0 million. In addition, we are entitled to receive an annual exclusivity fee of $1.0 million commencing on June 6, 2012 and on each anniversary of the effective date of the agreement thereafter until a certain development event occurs. Intrexon is solely responsible for the development, manufacturing and marketing of any products resulting from this partnership. We are entitled to receive payments for research and development services and supply of rHuPH20 API if requested by Intrexon. In addition, we are entitled to receive additional cash payments potentially totaling $44.0 million for each product for use in the exclusive field and $10.0 million for each product for use in the non-exclusive field upon achievement of development and regulatory milestones. We are also entitled to receive escalating royalties on product sales and a cash payment of $10.0 million upon achievement of a specified sales volume of product sales by Intrexon. Intrexon may terminate the agreement prior to expiration for any reason on a product-by-product basis upon 90 days’ prior written notice to us. Upon any such termination, the license granted to Intrexon (in total or with respect to the terminated product, as applicable) will terminate and revert to us. Intrexon’s chief executive officer and chairman of its board of directors is also a member of the Company’s board of directors.
HYLENEX
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
          In October 2009, Baxter commenced the commercial launch of HYLENEX recombinant (hyaluronidase human injection) for use in pediatric rehydration at the 2009 American College of Emergency Physicians (ACEP) scientific assembly. In addition, under the HYLENEX Partnership, Baxter had a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with Baxter hydration fluids and generic small molecule drugs, with the exception of combinations with (i) bisphosphonates, (ii) cytostatic and cytotoxic chemotherapeutic agents and (iii) proprietary small molecule drugs, the rights to which had been retained by us.
          Because a portion of the HYLENEX manufactured by Baxter was not in compliance with the requirements of the underlying HYLENEX agreements, HYLENEX was voluntarily recalled in May 2010. During the second quarter of 2011, we submitted the data that the FDA had requested to support the reintroduction of HYLENEX. The FDA has approved the submitted data and has granted the reintroduction of HYLENEX. We expect to reintroduce HYLENEX by the end of 2011.

          Effective January 7, 2011, we and Baxter mutually agreed to terminate the HYLENEX Partnership and the associated agreements. On July 18, 2011, we and Baxter entered into the Transition Agreement setting forth certain rights, data and assets to be transferred by Baxter to us during a transition period. In addition, in June 2011 we also entered into a commercial manufacturing and supply agreement with Baxter in June 2011, under which Baxter will fill and finish HYLENEX for us. The termination of these agreements does not affect the other relationships between the parties, including the application of our Enhanze Technology to Baxter’s GAMMAGARD LIQUID.
API for ICSI Cumulase
          API for ICSI Cumulase is an ex vivo (used outside of the body) formulation of rHuPH20 to replace the bovine (bull) enzyme currently used for the preparation of oocytes (eggs) prior to IVF during the process of intracytoplasmic sperm injection (ICSI), in which the enzyme is an essential component. API for ICSI Cumulase strips away the HA that surrounds the oocyte, allowing the clinician to then perform the ICSI procedure.
Revenues
          We generate revenues from product sales and collaborative agreements. Revenue from product sales depends on our ability to develop, manufacture, obtain regulatory approvals for and successfully commercialize our products and product candidates. Payments received under collaborative agreements may include nonrefundable payment at the inception of the arrangement, license fees, exclusivity fees, payments based on achievement of specified milestones designated in the collaborative agreements, reimbursements of research and development services, payments for the manufacture of rHuPH20 API for the partner and/or royalties, as applicable, on sales of products resulting from collaborative agreements. We analyze each element of our collaborative agreements and consider a variety of factors in determining the appropriate method of revenue recognition. See “Critical Accounting Policies and Estimates — Revenue Recognition — Collaborative Agreements” below for our revenue recognition policies for payments received under collaborative agreements.
Costs and Expenses
          Cost of Sales. Cost of sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, and freight costs associated with the sales of API for ICSI Cumulase and API for HYLENEX. Cost of sales also consists of the write-down of obsolete inventory.
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

          Since our inception in 1998 through June 30, 2011, we have incurred research and development expenses of $230.6 million. From January 1, 2008 through June 30, 2011, approximately 28% and 16% of our research and development expenses were associated with the development of our ultrafast insulin and PEGPH20 product candidates, respectively. Research and development expenses incurred in the six months ended June 30, 2011 and 2010 are as follows:

	Six Months Ended June 30,
Programs	2011	2010
Product Candidates:
Ultrafast Insulin	$11,843,896	$6,041,965
PEGPH20	3,489,351	3,658,532
HTI-501	2,332,595	1,928,126
HYLENEX	1,699,223	750,718

Enhanze partnerships	3,463,894	3,655,393
rHuPH20 platform (1)	5,085,226	4,577,715
Other	1,218,728	2,779,161

Total research and development expenses	$29,132,913	$23,391,610

(1)	Includes research, development and manufacturing expenses related to rHuPH20 that were not allocated to a specific program at the time the expenses were incurred.
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
          Revenue Recognition
          We generate revenues from product sales and collaborative agreements. We recognize revenues in accordance with the authoritative guidance for revenue recognition. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.
          Product Sales
          Revenue from the sales of API for ICSI Cumulase is recognized when the transfer of ownership occurs, which is upon shipment to our distributor. We are obligated to accept returns for product that does not meet product specifications. Historically, we have not had any product returns as a result of not meeting product specifications.
          In accordance with the HYLENEX Partnership with Baxter, we supplied Baxter with API for HYLENEX at our fully burdened cost plus a margin. Baxter filled and finished HYLENEX and held it for subsequent distribution, at which time we ensured it met product specifications and released it as available for sale. Because of our continued involvement in the development and production process of HYLENEX, the earnings process was not considered to be complete. Accordingly, we deferred the revenue and related product costs on the API for HYLENEX until the product was filled, finished, packaged and released. Baxter might only return the API for HYLENEX to us if it did not conform to the specified criteria set forth in the HYLENEX Partnership or upon termination of such agreement.
          Effective January 7, 2011, we and Baxter mutually agreed to terminate the HYLENEX Partnership and the associated agreements. As a result, in the quarter ended December 31, 2010 we had established a reserve for inventory obsolescence of approximately $875,000 for HYLENEX API and a reserve for product returns for HYLENEX API previously delivered to Baxter that could be returned to us of approximately $991,000, or Delivered Products. On July 18, 2011, we and Baxter entered into the Transition Agreement setting forth the transfer of certain rights, data and assets by Baxter to us during a transition period. Pursuant to the terms of the Transition Agreement, Baxter no longer has the right to return the Delivered Products. Accordingly, we recharacterized the reserve for product returns for the Delivered Products of approximately $991,000 as current deferred revenue at June 30, 2011 and will recognize product sales revenue related to these products in the quarter ending September 30, 2011. As of June 30, 2011 and December 31, 2010, the reserve for inventory obsolescence for HYLENEX API was approximately $1.0 million and $875,000, respectively. As of June 30, 2011 and December 31, 2010, the reserve for product returns for HYLENEX API was zero and $991,000.
          Revenues under Collaborative Agreements
          We entered into license and collaboration agreements under which the collaborative partners obtained worldwide exclusive rights for the use of our proprietary rHuPH20 enzyme in the development and commercialization of the partners’ biologic compounds. The collaborative agreements contain multiple elements including nonrefundable payments at the inception of the arrangement, license fees, exclusivity fees, payments based on achievement of specified milestones designated in the collaborative agreements, reimbursements of research and development services, payments for supply of rHuPH20 API for the partner and/or royalties on sales of products resulting from collaborative agreements. We analyze each element of the collaborative agreements and consider a variety of factors in determining the appropriate method of revenue recognition of each element.
          Prior to the adoption of ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, on January 1, 2011, in order for a delivered item to be accounted for separately from other deliverables in a multiple-element arrangement, the following three criteria had to be met: (i) the delivered item had standalone value to the customer, (ii) there was objective and reliable evidence of fair value of the undelivered items and (iii) if the arrangement included a general right of return relative to the delivered item, delivery or performance of the undelivered items was considered probable and substantially in the control of the vendor. For the collaborative agreements entered into prior to January 1, 2011, there was no objective and reliable evidence of fair value of the undelivered items. Thus, the delivered licenses did not meet all of the required criteria to be accounted for separately from undelivered items. Therefore, we recognize revenue on nonrefundable upfront payments and license fees from these collaborative agreements over the period of significant involvement under the related agreements.
          For new collaborative agreements or material modifications of existing collaborative agreements entered into after December 31, 2010, we follow the provisions of ASU No. 2009-13. In order to account for the multiple-element arrangements, we identify the deliverables included within the agreement and evaluate which deliverables represent units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. The deliverables under our collaborative agreements include (i) the license to rHuPH20 technology, (ii) at the collaborator’s request, research and development services which are reimbursed at contractually determined rates, and (iii) at the collaborator’s request, supply of rHuPH20 API which is reimbursed at our cost plus a margin. A delivered item is considered a separate unit of accounting when the delivered item has value to the collaborator on a standalone basis based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of research expertise in this field in the general marketplace. In addition, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control.
          Arrangement consideration is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence, or VSOE, of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, we use our best estimate of the selling price for the deliverable. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but do not change the total revenue recognized under any agreement.
          Upfront license fee payments are recognized upon delivery of the license if facts and circumstances dictate that the license has standalone value from the undelivered items, which generally include research and development services and the manufacture of rHuPH20 API, the relative selling price allocation of the license is equal to or exceeds the upfront license fee, persuasive evidence of an arrangement exists, our price to the partner is fixed or determinable, and collectability is reasonably assured. Upfront license fee payments are deferred if facts and circumstances dictate that the license does not have standalone value. The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period.
          The terms of our collaborative agreements provide for milestone payments upon achievement of certain development and regulatory events and/or specified sales volumes of commercialized products by the collaborator. Prior to our adoption of the milestone method of revenue recognition, or Milestone Method, we recognized milestone payments upon the achievement of specified milestones if: (1) the milestone was substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement, (2) the fees were nonrefundable and (3) our performance obligations after the milestone achievement would continue to be funded by our collaborator at a level comparable to the level before the milestone achievement.

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
          A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the vendor’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the vendor.
          Reimbursements of research and development services are recognized as revenue during the period in which the services are performed as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the related receivable is probable. Revenue from the manufacture of rHuPH20 API is recognized when the API has met all specifications required for the collaborator acceptance and title and risk of loss have transferred to the collaborator. We do not directly control when any collaborator will request research and development services or supply of rHuPH20 API; therefore, we cannot predict when we will recognize revenues in connection with research and development services and supply of rHuPH20 API. Royalties to be received based on sales of licensed products by our collaborators incorporating rHuPH20 will be recognized as earned.
          The collaborative agreements typically provide the partners the right to terminate such agreement in whole or on a product-by-product or target-by-target basis at any time upon 90 days prior written notice to us. There are no performance, cancellation, termination or refund provisions in any of our collaborative agreements that contain material financial consequences to us.
          Roche Partnership
          In December 2006, we and Roche entered into the Roche Partnership, under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of our proprietary rHuPH20 enzyme and up to thirteen Roche target compounds resulting from the partnership. Under the terms of the Roche Partnership, Roche paid $20.0 million as an initial upfront license fee for the application of rHuPH20 to three pre-defined Roche biologic targets. Due to our continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), revenues from the upfront payment, exclusive designation fees and annual license maintenance fees were deferred and are being recognized over the term of the Roche Partnership. Roche may pay us further payments which could potentially reach a value of up to $111.0 million for the initial three exclusive targets upon achievement of specified clinical, regulatory and sales-based milestones
          Under the terms of the Roche Partnership, Roche will also pay us royalties on product sales for these first three targets. Through June 30, 2011, Roche has elected two additional exclusive targets. In 2010, Roche did not pay the annual license maintenance fee on five target slots. As a result, Roche has an option to select only three additional targets under the Roche partnership agreement, provided that Roche continues to pay annual exclusivity maintenance fees to us. For each of the additional five targets, Roche may pay us further upfront and milestone payments of up to $47.0 million per target, as well as royalties on product sales for each of these additional five targets. Additionally, Roche will obtain access to our expertise in developing and applying rHuPH20 to Roche targets.
          We have determined that the clinical and regulatory milestones are substantive; therefore, we expect to recognize such clinical and regulatory milestone payments as revenue upon achievement. Given the challenges inherent in developing and obtaining approval for pharmaceutical and biologic products, there was substantive uncertainty whether any of the clinical and regulatory milestones would be achieved at the time the Roche Partnership was entered into. In addition, we evaluated whether the clinical and regulatory milestones met the remaining criteria to be considered substantive. We have determined that the sales-based milestone payments are similar to royalty payments; therefore, we will recognize such sales-based milestone payments as revenue upon achievement of the milestone. In the three and six months ended June 30, 2011, we recognized $0 and $5.0 million, respectively, as revenue under collaborative agreements in accordance with the Milestone Method of revenue recognition related to the achievement of certain clinical milestones pursuant to the terms of the Roche Partnership.
          Gammagard Partnership
          In September 2007, we entered into the Gammagard Partnership with Baxter, under which Baxter obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20, with a current Baxter product, GAMMAGARD LIQUID. Under the terms of the Gammagard Partnership, Baxter paid us a nonrefundable upfront payment of $10.0 million. Due to our continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), the $10.0 million upfront payment was deferred and is being recognized over the term of the Gammagard Partnership. Baxter may make further milestone payments totaling $37.0 million to us upon the achievement of regulatory approval for the licensed product candidate and specified sales volumes of commercialized product by Baxter. In addition, Baxter will pay royalties on the sales, if any, of the product that result from the collaboration. The Gammagard Partnership is applicable to both kit and formulation combinations. Baxter assumes all development, manufacturing, clinical, regulatory, sales and marketing costs under the Gammagard Partnership, while we are responsible for the supply of the rHuPH20 enzyme. We perform research and development activities at the request of Baxter, which are reimbursed by Baxter under the terms of the Gammagard Partnership. In addition, Baxter has certain product development and commercialization obligations in major markets identified in the Gammagard Partnership.
          We have determined that the regulatory milestones are substantive; therefore, we expect to recognize such regulatory milestone payments as revenue upon achievement. Given the challenges inherent in developing and obtaining approval for pharmaceutical and biologic products, there was substantive uncertainty whether any of the regulatory events would be achieved at the time the Gammagard Partnership was entered into. In addition, we evaluated whether the regulatory milestones met the remaining criteria to be considered substantive. We have determined that sales-based milestone payments are similar to royalty payments and, therefore, will be recognized as revenue upon achievement of the milestone. In the three and six months ended June 30, 2011, we recognized a $3.0 million payment as revenue in accordance with the Milestone Method of revenue recognition related to the achievement of a regulatory milestone pursuant to the terms of the Gammagard Partnership.
          ViroPharma and Intrexon Partnerships
          Effective May 10, 2011, we and ViroPharma entered into the ViroPharma Partnership, under which ViroPharma obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development of a subcutaneous injectable formulation of ViroPharma’s commercialized product, Cinryze® (C1 esterase inhibitor [human]). In addition, the license provides ViroPharma with exclusivity to C1 esterase inhibition and to the Hereditary Angioedema, along with three additional orphan indications Under the terms of the ViroPharma Partnership, ViroPharma paid a nonrefundable upfront license fee of $9.0 million. In addition, we are entitled to receive an annual exclusivity fee of $1.0 million commencing on May 10, 2012 and on each anniversary of the effective date of the agreement thereafter until a certain development event occurs. ViroPharma is solely responsible for the development, manufacturing and marketing of any products resulting from this partnership. We are entitled to receive payments for research and development services and supply of rHuPH20 API if requested by ViroPharma. In addition, we are entitled to receive additional cash payments potentially totaling $44.0 million for a product for treatment of Hereditary Angioedema and $10.0 million for each product for treatment of each of the three additional orphan indications upon achievement of development and regulatory milestones. We are also entitled to receive royalties on product sales by ViroPharma. ViroPharma may terminate the agreement prior to expiration for any reason on a product-by-product basis upon 90 days’ prior written notice to us. Upon any such termination, the license granted to ViroPharma (in total or with respect to the terminated product, as applicable) will terminate and revert to us.
          Effective June 6, 2011, we and Intrexon entered into the Intrexon Partnership, under which Intrexon obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development of a subcutaneous injectable formulation of Intrexon’s recombinant human alpha 1-antitrypsin (rHuA1AT). Under the terms of the Intrexon Partnership, Intrexon paid a nonrefundable upfront license fee of $9.0 million. In addition, we are entitled to receive an annual exclusivity fee of $1.0 million commencing on June 6, 2012 and on each anniversary of the effective date of the agreement thereafter until a certain development event occurs. Intrexon is solely responsible for the development, manufacturing and marketing of any products resulting from this partnership. We are entitled to receive payments for research and development services and supply of rHuPH20 API if requested by Intrexon. In addition, we are entitled to receive additional cash payments potentially totaling $44.0 million for each product for use in the exclusive field and $10.0 million for each product for use in the non-exclusive field upon achievement of development and regulatory milestones. We are also entitled to receive escalating royalties on product sales and a cash payment of $10.0 million upon achievement of a specified sales volume of product sales by Intrexon. Intrexon may terminate the agreement prior to expiration for any reason on a product-by-product basis upon 90 days’ prior written notice to us. Upon any such termination, the license granted to Intrexon (in total or with respect to the terminated product, as applicable) will terminate and revert to us. Intrexon’s chief executive officer and chairman of its board of directors is also a member of the Company’s board of directors.
          In accordance with ASU No. 2009-13, we identified the deliverables at the inception of the ViroPharma and Intrexon Partnerships which are the license, research and development services and API supply. We have determined that the license, research and development services and API supply individually represent separate units of accounting, because each deliverable has standalone value. The estimated selling prices for these units of accounting was determined based on market conditions, the terms of comparable collaborative arrangements for similar technology in the pharmaceutical and biotech industry and entity-specific factors such as the terms of our previous collaborative agreements, our pricing practices and pricing objectives and the nature of the research and development services to be performed for the partners. The arrangement consideration was allocated to the deliverables based on the relative selling price method. Based on the results of our analysis, we determined that the upfront payment was earned upon the granting of the worldwide exclusive right to our technology to the collaborator in both the ViroPharma Partnership and Intrexon Partnership. However, the amount of allocable arrangement consideration is limited to amounts that are fixed or determinable; therefore, the amount allocated to the license at June 30, 2011 was only to the extent of cash received. As a result, we recognized the $9.0 million upfront license fee received under the ViroPharma Partnership and $9.0 million upfront license fee received under the Intrexon Partnership as revenues under collaborative agreements in the quarter ended June 30, 2011.
          We will recognize the exclusivity fees as revenue under collaborative agreements when they are earned. We will recognize reimbursements for research and development services as revenue under collaborative agreement as the related services are delivered. We will recognize payments from sales of API as revenue under collaborative agreements when such API has met all required specifications by the partners and the related title and risk of loss and damages have passed to the partners. We cannot predict the timing of delivery of research and development services and API as they are at the partners’ requests.
          We are eligible to receive additional cash payments upon the achievement by the partners of specified development, regulatory and sales-based milestones. We have determined that each of the development and regulatory milestones is substantive; therefore, we expect to recognize such development and regulatory milestone payments as revenue under collaborative agreements upon achievement in accordance to the milestone method of revenue recognition. Given the challenges inherent in developing and obtaining approval for pharmaceutical and biologic products, there was substantive uncertainty whether any of the development and regulatory milestones would be met at the time these partnerships were entered into, and the milestones are based in part on the occurrence of a separate outcome resulting from our performance. In addition, we evaluated whether the development and regulatory milestones met the remaining criteria to be considered substantive. We have determined that the sales-based milestone payment is similar to a royalty payment; therefore, we will recognize the sales-based milestone payment as revenue upon achievement of the milestone because we have no future performance obligations associated with the milestone.
          HYLENEX Partnership
          Under the terms of the HYLENEX Partnership, Baxter paid us a nonrefundable upfront payment of $10.0 million in 2007. Due to our continuing involvement obligations (for example, support activities associated with rHuPh20 enzyme), the $10.0 million upfront payment was deferred and was being recognized over the term of the HYLENEX Partnership. In addition, we received product-based payments upon the sale of HYLENEX by Baxter, in accordance with the terms of the HYLENEX Partnership. Baxter had prepaid $10.0 million of non-refundable product-based payments. Revenues from product-based payments were recognized based on Baxter’s shipments of HYLENEX to its distributors when such amounts could be reasonably estimated. The prepaid product-based payments were initially deferred and were being recognized as product sales revenue as we earned such revenue from the sales of HYLENEX by Baxter.
          On January 7, 2011, we and Baxter mutually agreed to terminate the HYLENEX Partnership and associated agreements. On July 18, 2011, we and Baxter entered into the Transition Agreement setting forth the transfer of certain rights, data and assets by Baxter to us during a transition period. In addition, in June 2011 we entered into a commercial manufacturing and supply agreement with Baxter, under which Baxter will fill and finish HYLENEX for us. Effective July 18, 2011, we have no future performance obligations in connection with the HYLENEX Partnership. Therefore, we will recognize as revenues under collaborative agreements approximately $7.6 million relating to the unamortized deferred upfront payment and approximately $9.3 million relating to the unamortized deferred product-based payments in the quarter ending September 30, 2011.
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
          Research and Development Expenses
          Research and development expenses include salaries and benefits, facilities and other overhead expenses, clinical trials, research-related manufacturing services, contract services and other outside expenses. Research and development expenses are charged to operations as they are incurred. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed or such time that we do not expect the goods to be delivered or services to be rendered.
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
          Inventory
          Inventory consists of raw materials used in production, work in process and finished goods inventory on hand related to our HYLENEX and ICSI Cumulase products. Inventory is valued at lower of cost or market (net realizable value) using the first-in, first-out method. Inventory is reviewed periodically for slow-moving or obsolete status. To the extent that its net realizable value is lower than cost, an impairment would be recorded. In connection with the termination of the HYLENEX Partnership in January 2011, we had established a reserve for inventory obsolescence of approximately $875,000 for HYLENEX API in the quarter ended December 31, 2010. As of June 30, 2011 and December 31, 2010, the reserve for HYLENEX API inventory obsolescence was approximately $1.0 million and $875,000, respectively.
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
Results of Operations
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
          Product Sales – Product sales were $165,000 for the three months ended June 30, 2011 compared to $200,000 for the three months ended June 30, 2010. The decrease of $35,000, or 18%, was primarily due to no HYLENEX product sales in the three months ended June 30, 2011. Pursuant to the terms of the Transition Agreement between us and Baxter, signed on July 18, 2011, approximately $991,000 of deferred revenue will be recognized as product sales revenue in the quarter ending September 30, 2011 because the earnings process related to these product sales was complete in July 2011. Based on the termination of the HYLENEX Partnership in January 2011, we expect only product sales of API for ICSI Cumulase in future periods until HYLENEX could be reintroduced to the market.
          Revenues Under Collaborative Agreements – Revenues under collaborative agreements were approximately $23.0 million for the three months ended June 30, 2011 compared to $3.0 million for the three months ended June 30, 2010. The increase of $20.0 million was primarily due to $18.0 million in upfront payments we received from the ViroPharma and Intrexon Partnerships which were earned in the quarter ended June 30, 2011.

Revenues under collaborative agreements also consisted of the amortization of license fees and milestone payments received from Roche and Baxter of approximately $3.7 million and $804,000 for the three months ended June 30, 2011 and 2010, respectively. The increase of $2.9 million was due to a milestone payment which was earned upon the achievement of a regulatory milestone in the quarter ended June 30, 2011.
           Pursuant to the terms of the Transition Agreement between us and Baxter, signed on July 18, 2011, we have no future performance obligations in connection with the HYLENEX Partnership. Therefore, we will recognize as revenues under collaborative agreements approximately $9.3 million relating to the deferred prepaid product-based payments and approximately $7.6 million relating to the deferred upfront payment in the quarter ending September 30, 2011.
          Revenues under collaborative agreements also included reimbursements for research and development services from Roche of $882,000 and $1.2 million and Baxter of $409,000 and $894,000 for the three months ended June 30, 2011 and 2010, respectively. Research and development services rendered by us on behalf of our partners are at the request of the partners; therefore, the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our partners’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
          Cost of Product Sales – Cost of sales were $178,000 for the three months ended June 30, 2011 compared to $84,000 for the three months ended June 30, 2010. The increase of $94,000 is primarily due to a write-off of obsolete inventory for HYLENEX API. Based on the termination of the HYLENEX Partnership in January 2011, we expect only cost of product sales of API for ICSI Cumulase in future periods until HYLENEX could be reintroduced to the market.
          Research and Development – Research and development expenses were $15.3 million for the three months ended June 30, 2011 compared to $11.9 million for the three months ended June 30, 2010. The increase of $3.4 million, or 29%, was primarily due to a $4.2 million increase in clinical trial activities mainly supporting our ultrafast insulin program and a $1.3 million increase in manufacturing activities. The increase was partially offset by a $1.5 million decrease in compensation costs mainly due to the reduction in force in October 2010. We expect research and development costs to increase slightly in future periods as we continue with our clinical trial programs and continue to develop and manufacture our product candidates.
          Selling, General and Administrative – SG&A expenses were $4.6 million for the three months ended June 30, 2011 compared to $3.4 million for the three months ended June 30, 2010. The increase of $1.2 million, or 35%, was primarily due to a $585,000 increase in market research expenses, a $142,000 increase in marketing expenses and a $154,000 increase in legal expenses. We expect SG&A expenses to increase in future periods as we plan to increase sales and marketing activities.
          Interest and Other Income, net – Interest and other income, net consisted of interest income of $20,000 for the three months ended June 30, 2011 compared to $6,000 for the three months ended June 30, 2010. The increase in interest income was primarily due to higher interest rates and higher average cash and cash equivalent balances in 2011 as compared to the same period in 2010.
          Net Income (Loss) – Net income (loss) for the three months ended June 30, 2011 was $3.1 million, or $0.03 per common share, compared to $(12.2) million, or $(0.13) per common share for the three months ended June 30, 2010. The increase in net income was primarily due to $18.0 million in upfront license fees we received from the ViroPharma and Intrexon Partnerships that were earned in the three months ended June 30, 2011. The increase in net income was offset in part by an increase in operating expenses.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
          Product Sales – Product sales were $331,000 for the six months ended June 30, 2011 compared to $597,000 for the six months ended June 30, 2010. The decrease of $266,000, or 45%, was primarily due to no revenues recognized from HYLENEX product sales in the six months ended June 30, 2011. Pursuant to the terms of the Transition Agreement between us and Baxter, signed on July 18, 2011, we will recognize $991,000 of deferred revenue as product sales revenue in the quarter ending September 30, 2011 because the earnings process related to these product sales was complete in July 2011. Based on the termination of the HYLENEX Partnership in January

2011, we expect only product sales of API for ICSI Cumulase in future periods until HYLENEX could be reintroduced to the market.
          Revenues Under Collaborative Agreements – Revenues under collaborative agreements were approximately $30.4 million for the six months ended June 30, 2011 compared to $6.1 million for the six months ended June 30, 2010. The increase of $24.3 million was mainly due to $18.0 million in upfront payments we received from the ViroPharma and Intrexon Partnerships which were earned in the six months ended June 30, 2011. Revenues under collaborative agreements also consisted of the amortization of license fees and milestone payments received from Roche and Baxter of approximately $9.5 million and $1.6 million for the six months ended June 30, 2011 and 2010, respectively. The increase of $7.9 million was due to $8.0 million in milestone payments from Roche and Baxter earned upon achievement of the clinical and regulatory milestones in the six months ended June 30, 2011.
          Pursuant to the terms of the Transition Agreement between us and Baxter, signed on July 18, 2011, we have no future performance obligations in connection with the HYLENEX Partnership. Therefore, we will recognize approximately $9.3 million relating to the deferred prepaid product-based payments and approximately $7.6 million relating to the deferred upfront payment in the quarter ending September 30, 2011.
          Revenues under collaborative agreements also included reimbursements for research and development services from Roche of $2.4 million and $1.8 million and Baxter of $550,000 and $2.4 million for the six months ended June 30, 2011 and 2010, respectively. Research and development services rendered by us on behalf of our partners are at the partners’ request; therefore, the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our partners’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
          Cost of Product Sales – Cost of sales were $190,000 for the six months ended June 30, 2011 compared to $89,000 for the six months ended June 30, 2010. The increase of $101,000 is mainly due to the write-off of obsolete HYLENEX API inventory. Based on the termination of the HYLENEX Partnership in January 2011, we expect only cost of product sales of API for ICSI Cumulase in future periods until HYLENEX could be reintroduced to the market.
          Research and Development – Research and development expenses were $29.1 million for the six months ended June 30, 2011 compared to $23.4 million for the six months ended June 30, 2010. The increase of $5.7 million, or 24%, was primarily due to a $8.6 million increase in clinical trial activities mainly supporting our ultrafast insulin program and a $1.9 million increase in manufacturing activities. The increase was offset in part by a $3.2 million decrease in compensation costs mainly due to the reduction in force in October 2010. We expect research and development costs to increase slightly in future periods as we continue with our clinical trial programs and continue to develop and manufacture our product candidates.
          Selling, General and Administrative – SG&A expenses were $8.0 million for the six months ended June 30, 2011 compared to $7.1 million for the six months ended June 30, 2010. The increase of $859,000, or 12%, was primarily due to a $423,000 increase in market research expenses and a $158,000 increase in marketing expenses. We expect SG&A expenses to increase in future periods as we plan to increase sales and marketing activities.
          Interest and Other Income, net – Interest and other income, net consisted of interest income of $44,000 for the six months ended June 30, 2011 compared to $9,000 for the six months ended June 30, 2010. The increase in interest income was primarily due to higher interest rates and higher average cash and cash equivalent balances in 2011 as compared to the same period in 2010.
          Net Loss – Net loss for the six months ended June 30, 2011 was $6.5 million, or $0.06 per common share, compared to $23.9 million, or $0.26 per common share for the six months ended June 30, 2010. The decrease in net loss was primarily due to an increase in revenues under collaborative agreements resulting from $18.0 million of upfront license fees we received from the ViroPharma and Intrexon Partnerships and $8.0 million in milestone payments from Roche and Baxter which were earned in the six months ended June 30, 2011. The decrease in net loss was offset in part by an increase in operating expenses.

Liquidity and Capital Resources
Overview
          Our principal sources of liquidity are our existing cash and cash equivalents. As of June 30, 2011, we had cash and cash equivalents of approximately $79.1 million. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements will depend on the success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and other commercialization activities.
          We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months. Currently, we anticipate total net cash burn of approximately $30.0 to $35.0 million for the year ending December 31, 2011, depending on the progress of various preclinical and clinical programs, the timing of our manufacturing scale up and the achievement of various milestones under our existing collaborative agreements. We do not expect our revenues to be sufficient to fund operations for several years. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborations and cash that we will raise through future transactions. We may finance future cash needs through any one of the following financing vehicles: (i) the public offering of securities; (ii) new collaborative agreements; (iii) expansions or revisions to existing collaborative relationships; (iv) private financings; and/or (v) other equity or debt financings.
          We currently have the ability to offer and sell up to $39.8 million of additional equity or debt securities under an effective universal shelf registration statement. In January 2010, we filed the shelf registration statement on Form S-3 (Registration No. 333-164215) which allows us, from time to time, to offer and sell up to $100.0 million of equity or debt securities. In September 2010, we sold approximately $60.2 million of our common stock in an underwritten public offering at a net price of $7.25 per share. We may utilize this universal shelf in the future to raise capital to fund the continued development of our product candidates, the commercialization of our products or for other general corporate purposes.
          Our existing cash and cash equivalents may not be adequate to fund our operations until we become cash flow positive, if ever. We cannot be certain that additional financing will be available when needed or, if available, financing will be obtained on favorable terms. If we are unable to raise sufficient funds, we will need to delay, scale back or eliminate some or all of our research and development programs, delay the launch of our product candidates, if approved, and/or restructure our operations. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders could result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations, the issuance of warrants that may ultimately dilute existing stockholders when exercised, and covenants that may restrict our ability to operate our business.
Cash Flows
          Net cash used in operations was $7.4 million during the six months ended June 30, 2011 compared to $26.4 million of net cash used in operations during the six months ended June 30, 2010. This change was primarily due to the decrease in net loss of $17.4 million adjusted for non-cash items including stock-based compensation and depreciation and amortization in addition to changes in the working capital. The decrease in net loss was mainly due to the receipts of $18.0 million in upfront license fees from the ViroPharma and Intrexon Partnerships and a $5.0 million milestone payment from Roche; offset in part by an increase in R&D expenses.
          Net cash used in investing activities was $233,000 during the six months ended June 30, 2011 compared to $255,000 during the six months ended June 30, 2010. This was primarily due to a decrease in purchases of property and equipment during 2011.
          Net cash provided by financing activities was $3.4 million during the six months ended June 30, 2011 compared to $497,000 during the six months ended June 30, 2010. Net cash provided by financing activities consisted of net proceeds from stock option exercises.

Off-Balance Sheet Arrangements
          As of June 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Contractual Obligations
          In July 2007, we entered into a lease agreement, or the Original Lease, with BC Sorrento, LLC, or BC Sorrento for the facilities located at 11388 Sorrento Valley Road, San Diego, California, or the 11388 Property, for 27,575 square feet of office and research space commencing in September 2008 through January 2013. Under the terms of the Lease, the initial monthly rent payment was approximately $37,000 net of costs and property taxes associated with the operation and maintenance of the leased facilities, commencing in September 2008 and increased to approximately $73,000 starting in March 2009. Thereafter, the annual base rent was subject to approximately 4% annual increases each year throughout the term of the Lease. Effective September 2010, BMR-11388 Sorrento Valley Road LLC, or BMR-11388, acquired the 11388 Property and became the new landlord of the 11388 Property.
          In June 2011, we entered into an amended and restated lease, or the 11388 Lease, with BMR-11388 for the 11388 Property commencing from June 2011 through January 2018. The 11388 Lease superseded the Original Lease. Under the terms of the 11388 Lease, the initial monthly rent payment is approximately $38,000 net of costs and property taxes associated with the operation and maintenance of the leased facilities, commencing in December 2011 and increasing to approximately $65,000 starting in January 2013. Thereafter, the annual base rent is subject to approximately 2.5% annual increases each year throughout the term of the 11388 Lease. In addition, we received a cash incentive of approximately $98,000, a tenant improvement allowance of $300,000 and free and reduced rent totaling approximately $744,000.
          In June 2011, we entered into a lease agreement, or the 11404/11408 Lease, with BMR-Sorrento Plaza LLC, or BMR-Sorrento, for the 11404 Property and 11408 Property commencing in January 2013 through January 2018. Pursuant to the terms of the 11404/11408 Lease, the initial monthly rent payment is approximately $71,000 net of costs and property taxes associated with the operation and maintenance of the leased facilities, commencing in January 2013 and is subject to approximately 2.5% annual increases each year throughout the term of the 11404/11408 Lease.
Recent Accounting Pronouncements
          See Note 2, Summary of Significant Accounting Policies — Adoption of Recent Accounting Pronouncements and Pending Adoption of Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements for discussions of new accounting pronouncements and their effect, if any on us.
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

          Relative to expenses incurred in our operations, we have generated only minimal revenue from product sales, licensing fees and milestone payments to date and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, licensing fees and/or milestone payments, we expect to incur significant operating losses over the next few years. We have never been profitable, and we may never become profitable. Through June 30, 2011, we have incurred aggregate net losses of approximately $231.8 million.
If our proprietary and partnered product candidates do not receive and maintain regulatory approvals, or if approvals are not obtained in a timely manner, such failure or delay would substantially impair our ability to generate revenues.
          Approval from the FDA is necessary to manufacture and market pharmaceutical products in the United States and the other countries in which we anticipate doing business have similar requirements. The process for obtaining FDA and other regulatory approvals is extensive, time-consuming and costly, and there is no guarantee that the FDA or other regulatory bodies will approve any applications that may be filed with respect to any of our proprietary or partnered product candidates, or that the timing of any such approval will be appropriate for the desired product launch schedule for a product candidate. We, and our partners, attempt to provide guidance as to the timing for the filing and acceptance of such regulatory approvals, but such filings and approvals may not occur on the originally anticipated timeline, or at all. Only one of our partnered product candidates is currently in the regulatory approval process and there are no proprietary product candidates currently in the regulatory approval process. We and our partners may not be successful in obtaining such approvals for any potential products in a timely manner, or at all (please also refer to the risk factor titled “Our proprietary and partnered product candidates may not receive regulatory approvals for a variety of reasons, including unsuccessful clinical trials.” for additional information relating to the approval of product candidates).
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
          For example, because a portion of the HYLENEX manufactured by Baxter was not in compliance with the requirements of the underlying HYLENEX agreements, HYLENEX was voluntarily recalled in May 2010. In January 2011, we and Baxter mutually agreed to terminate the HYLENEX Partnership and we reacquired all rights to HYLENEX. During the second quarter of 2011, we submitted the data that the FDA had requested to support the reintroduction of HYLENEX. The FDA has approved the submitted data and has granted the reintroduction of HYLENEX. We expect to reintroduce HYLENEX by the end of 2011.
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
          We rely on third parties to store and ship API on our behalf and to also prepare, fill, finish and package our products and product candidates prior to their distribution. If we are unable to locate third parties to perform these functions on terms that are acceptable to us, or if the third parties we identify fail to perform their obligations, the progress of clinical trials could be delayed or even suspended and the commercialization of approved product candidates could be delayed or prevented. For example, because a portion of the HYLENEX manufactured by Baxter was not in compliance with the requirements of the underlying HYLENEX agreements, HYLENEX was voluntarily recalled in May 2010. During the second quarter of 2011, we submitted the data that the FDA had requested to support the reintroduction of HYLENEX. The FDA has approved the submitted data and has granted the reintroduction of HYLENEX. We expect to reintroduce HYLENEX by the end of 2011. In June 2011, we entered into a commercial manufacturing and supply agreement with Baxter, under which Baxter will fill, finish and package HYLENEX product for us. Any delay in manufacturing HYLENEX by Baxter would likely delay our ability to reintroduce the product by the end of 2011. Under our commercial manufacturing and supply agreement with Baxter, Baxter has agreed to fill and finish HYLENEX product for us for a limited period of time. The initial term of the commercial manufacturing and supply agreement with Baxter expires on December 31, 2012 and is renewable for one additional year. In June 2011, we entered into a services agreement with a third party manufacturer for the technology transfer of HYLENEX manufacture. While we expect to enter into a commercial manufacturing and supply agreement with a new manufacturer of HYLENEX, if we are unable to find a suitable manufacturer of HYLENEX prior to the expiration of the commercial manufacturing and supply agreement with Baxter or if a new manufacturer encounters difficulties in the manufacture, fill, finish or packaging of HYLENEX, our business and financial condition could be adversely effected.
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
          For example, because a portion of the HYLENEX manufactured by Baxter was not in compliance with the requirements of the underlying HYLENEX agreements, HYLENEX was voluntarily recalled in May 2010. During the second quarter of 2011, we submitted the data that the FDA had requested to support the reintroduction of HYLENEX. The FDA has approved the submitted data and has granted the reintroduction of HYLENEX. We expect to reintroduce HYLENEX by the end of 2011.

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
          We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low sales prices of our common stock during the twelve months ended June 30, 2011 were $8.31 and $5.79, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q, in the annual report on Form 10-K for the year ended December 31, 2010 and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:
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
          Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we typically invest all, or substantially all, of our cash in money market funds that invest primarily in government securities. Our investment policy also permits investments in a variety of securities including commercial paper and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2011, we did not have any holdings of derivative financial or commodity instruments, or any foreign currency denominated transactions, and all of our cash and cash equivalents were in money market mutual funds and other investments that we believe to be highly liquid.

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
Changes in Internal Control Over Financial Reporting
          In connection with entering two new collaborative agreements in the quarter ended June 30, 2011, we have developed additional internal controls over our revenue recognition process. Except for the additional internal controls over revenue recognition, there were no significant changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
          Not applicable.

Item 3.	Defaults Upon Senior Securities
          Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
          Not applicable.

Item 6.	Exhibits

Exhibit	Title

10.1	Halozyme Therapeutics, Inc. 2011 Stock Plan(1)
10.2	Form of Stock Option Agreement (2011 Stock Plan)(1)
10.3	Form of Stock Option Agreement for Executive Officers (2011 Stock Plan)(1)
10.4	Form of Restricted Stock Units Agreement (2011 Stock Plan)(1)
10.5	Form of Restricted Stock Award Agreement (2011 Stock Plan)(1)
10.6	Amended and Restated Lease (11388 Sorrento Valley Road), effective as of June 10, 2011(2)
10.7	Lease (11404 and 11408 Sorrento Valley Road), effective as of June 10, 2011 (2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Halozyme Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as block of text*.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 6, 2011.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed June 16, 2011.

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation
Dated: August 5, 2011	/s/ Gregory I. Frost, Ph.D.
Gregory I. Frost, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 5, 2011	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Vice President, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)