Form 10-Q
period 2011-09-30
HALOZYME THERAPEUTICS INC
filed 2011-11-08
CIK 1159036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 103,691,643 as of November 2, 2011.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HALOZYME THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$66,329,358	$83,255,848
Accounts receivable	6,237,904	2,328,268
Inventory	103,443	193,422
Prepaid expenses and other assets	4,297,814	3,720,896

Total current assets	76,968,519	89,498,434
Property and equipment, net	1,274,753	1,846,899

Total Assets	$78,243,272	$91,345,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,219,905	$3,820,368
Accrued expenses	8,864,705	8,605,569
Deferred revenue	3,707,795	2,917,129

Total current liabilities	13,792,405	15,343,066
Deferred revenue, net of current portion	36,667,445	55,176,422
Deferred rent, net of current portion	728,259	474,389

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock — $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock — $0.001 par value; 150,000,000 shares authorized; 103,647,930 and 100,580,849 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	103,648	100,581
Additional paid-in capital	253,557,547	245,502,670
Accumulated deficit	(226,606,032)	(225,251,795)

Total stockholders’ equity	27,055,163	20,351,456

Total Liabilities and Stockholders’ Equity	$78,243,272	$91,345,333

Note:

The condensed consolidated balance sheet at December 31, 2010 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Product sales	$1,156,903	$98,100	$1,487,822	$695,440
Revenues under collaborative agreements	21,785,525	3,298,407	52,187,447	9,356,151

Total revenues	22,942,428	3,396,507	53,675,269	10,051,591

Operating expenses:
Cost of product sales	11,723	7,214	201,675	96,413
Research and development	13,514,352	12,448,865	42,647,265	35,840,475
Selling, general and administrative	4,263,520	3,374,069	12,237,152	10,488,568

Total operating expenses	17,789,595	15,830,148	55,086,092	46,425,456

Operating income (loss)	5,152,833	(12,433,641)	(1,410,823)	(36,373,865)

Interest and other income, net	12,360	24,065	56,586	25,889

Net income (loss)	$5,165,193	$(12,409,576)	$(1,354,237)	$(36,347,976)

Net income (loss) per share:
Basic	$0.05	$(0.13)	$(0.01)	$(0.39)
Diluted	$0.05	$(0.13)	$(0.01)	$(0.39)

Shares used in computing net income (loss) per share:
Basic	103,223,352	93,626,893	102,282,904	92,342,665
Diluted	105,009,189	93,626,893	102,282,904	92,342,665

See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net loss	$(1,354,237)	$(36,347,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,916,329	3,745,976
Depreciation and amortization	851,613	1,164,162
(Gain) loss on disposal of equipment	(992)	8,431
Changes in operating assets and liabilities:
Accounts receivable	(3,909,636)	1,621,833
Inventory	89,979	82,971
Prepaid expenses and other assets	(576,918)	(3,317,779)
Accounts payable and accrued expenses	(2,183,864)	(2,184,007)
Deferred rent	89,453	(226,699)
Deferred revenue	(17,718,311)	(2,557,349)

Net cash used in operating activities	(20,796,584)	(38,010,437)

Investing activities:
Purchases of property and equipment	(271,521)	(315,807)

Net cash used in investing activities	(271,521)	(315,807)

Financing activities:
Proceeds from exercises of stock options	4,141,615	737,267
Proceeds from issuance of common stock, net	-	59,965,059

Net cash provided by financing activities	4,141,615	60,702,326

Net (decrease) increase in cash and cash equivalents	(16,926,490)	22,376,082
Cash and cash equivalents at beginning of period	83,255,848	67,464,506

Cash and cash equivalents at end of period	$66,329,358	$89,840,588

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable for purchases of property and equipment	$6,954	$109,705

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

The Company’s operations to date have involved: (i) organizing and staffing its operating subsidiary, Halozyme, Inc.; (ii) acquiring, developing and securing its technology; (iii) undertaking product development for its existing products and a limited number of product candidates; and (iv) supporting the development of partnered product candidates. The Company currently has multiple proprietary programs in various stages of research and development. In addition, the Company has collaborative partnerships with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Baxter Healthcare Corporation (“Baxter”), ViroPharma Incorporated (“ViroPharma”) and Intrexon Corporation (“Intrexon”) to apply the Company’s proprietary Enhanze™ Technology to the partners’ biological therapeutic compounds. The Company also had a partnership with Baxter, under which Baxter had worldwide marketing rights for the Company’s marketed product, Hylenex® recombinant (hyaluronidase human injection), (the “Hylenex Partnership”). Hylenex recombinant is a human recombinant formulation of hyaluronidase that has received approval from the U.S. Food and Drug Administration (“FDA”) to facilitate subcutaneous fluid administration for achieving hydration; to increase the dispersion and absorption of other injected drugs; and in subcutaneous urography for improving resorption of radiopaque agents. In January 2011, the Company and Baxter mutually agreed to terminate the Hylenex Partnership. The Company’s technology is also being used in ICSI Cumulase®, a third party’s marketed product used for in vitro fertilization (“IVF”). Currently, the Company has received only limited revenue from the sales of active pharmaceutical ingredients (“API”) to the third party that produces ICSI Cumulase, in addition to other revenues from its collaborative partnerships.

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

The condensed consolidated financial statements include the accounts of Halozyme Therapeutics, Inc. and its wholly owned subsidiary, Halozyme, Inc. All intercompany accounts and transactions have been eliminated.

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

Pending Adoption of Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. In ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in ASU No. 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU No. 2011-05 to have a material impact on its consolidated financial position or results of operations.

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

Prior to the termination of the Hylenex Partnership with Baxter in January 2011, the Company supplied Baxter with API for Hylenex recombinant at its fully burdened cost plus a margin. Baxter filled and finished Hylenex recombinant and held it for subsequent distribution, at which time the Company ensured it met product specifications and released it as available for sale. Because of the Company’s continued involvement in the development and production process of Hylenex recombinant, the earnings process was not considered to be complete. Accordingly, the Company deferred the revenue and related product costs on the API for Hylenex recombinant until the product was filled, finished, packaged and released. Baxter could only return the API for Hylenex recombinant to the Company if it did not conform to the specified criteria set forth in the Hylenex Partnership or upon termination of such agreement. In addition, the Company received product-based payments upon the sale of Hylenex recombinant by Baxter, in accordance with the terms of the Hylenex Partnership. Product-based revenues were recognized as the Company earned such revenues based on Baxter’s shipments of Hylenex recombinant to its distributors when such amounts could be reasonably estimated. Effective January 7, 2011, the Company and Baxter mutually agreed to terminate the Hylenex Partnership and the associated agreements. See Note 7, “Deferred Revenue,” for further discussion.

Revenues under Collaborative Agreements — The Company entered into license and collaboration agreements under which the collaborative partners obtained worldwide exclusive rights for the use of the Company’s proprietary recombinant human PH20 enzyme (“rHuPH20”) in the development and commercialization of the collaborators’ biologic compounds. The collaborative agreements contain multiple elements including nonrefundable payments at the inception of the arrangement, license fees, exclusivity fees, payments based on achievement of specific milestones designated in the collaborative agreements, reimbursements of research and development services, payments for supply of rHuPH20 API for the collaborator and/or royalties on sales of products resulting from collaborative agreements. The Company analyzes each element of its collaborative agreements and considers a variety of factors in determining the appropriate method of revenue recognition of each element.

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

For new collaborative agreements or material modifications of existing collaborative agreements entered into after December 31, 2010, the Company follows the provisions of ASU No. 2009-13. In order to account for the multiple-element arrangements, the Company identifies the deliverables included within the agreement and evaluates which deliverables represent units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. The deliverables under the Company’s collaborative agreements include (i) the license to the Company’s rHuPH20 technology, (ii) at the collaborator’s request, research and development services which are reimbursed at contractually determined rates, and (iii) at the collaborator’s request, supply of rHuPH20 API which is reimbursed at the Company’s cost plus a margin. A delivered item is considered a separate unit of accounting when the delivered item has value to the collaborator on a standalone basis based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the collaborator and the availability of research expertise in this field in the general marketplace.

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

Upfront license fee payments are recognized upon delivery of the license if facts and circumstances dictate that the license has standalone value from the undelivered items, which generally include research and development services and the manufacture of rHuPH20 API, the relative selling price allocation of the license is equal to or exceeds the upfront license fee, persuasive evidence of an arrangement exists, the Company’s price to the collaborator is fixed or determinable, and collectability is reasonably assured. Upfront license fee payments are deferred if facts and circumstances dictate that the license does not have standalone value. The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period.

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

The collaborative agreements typically provide the collaborators the right to terminate such agreement in whole or on a product-by-product or target-by-target basis at any time upon 90 days prior written notice to the Company. There are no performance, cancellation, termination or refund provisions in any of the Company’s collaborative agreements that contain material financial consequences to the Company.

See Note 3, “Collaborative Agreements,” and Note 7, “Deferred Revenue,” for further discussion.

Cost of Product Sales

Cost of product sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs and freight costs associated with the sales of API for ICSI Cumulase and API for Hylenex recombinant. Cost of product sales also consists of the write-down of obsolete inventory.

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

Milestone payments that the Company makes in connection with in-licensed technology or product candidates are expensed as incurred when there is uncertainty in receiving future economic benefits from the in-licensed technology or product candidates. The Company considers the future economic benefits from the in-licensed technology or product candidates to be uncertain until such in-licensed technology or product candidates are approved for marketing by the FDA or comparable regulatory agencies in foreign countries or when other significant risk factors are abated. Management has viewed future economic benefits for all of the Company’s in-licensed technology or product candidates to be uncertain and has expensed these amounts for accounting purposes.

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

Share-Based Compensation

Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee’s requisite service period. Total share-based compensation expense related to all of the Company’s share-based awards was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development	$890,276	$691,266	$1,944,552	$2,049,134
Selling, general and administrative	867,083	634,424	1,971,777	1,696,842

Share-based compensation expense	$1,757,359	$1,325,690	$3,916,329	$3,745,976

Share-based compensation expense per basic and diluted share	$0.02	$0.01	$0.04	$0.04

Share-based compensation expense from:
Stock options	$806,078	$1,035,496	$2,318,728	$3,131,890
Restricted stock awards and restricted stock units	951,281	290,194	1,597,601	614,086

	$1,757,359	$1,325,690	$3,916,329	$3,745,976

Since the Company has a net operating loss carryforward as of September 30, 2011, no excess tax benefits for the tax deductions related to share-based awards were recognized in the interim unaudited condensed consolidated statements of operations. For the three months ended September 30, 2011 and 2010, employees exercised stock options to purchase 38,511 and 73,112 shares of common stock, respectively, for aggregate proceeds of approximately $79,000 and $240,000, respectively. For the nine months ended September 30, 2011 and 2010, employees exercised stock options to purchase 2,713,573 and 281,654 shares of common stock, respectively, for aggregate proceeds of approximately $4.1 million and $737,000, respectively.

As of September 30, 2011, total unrecognized estimated compensation cost related to non-vested stock options and non-vested restricted stock awards and restricted stock units granted prior to that date was approximately $6.2 million, and $1.8 million, respectively, which is expected to be recognized over a weighted-average period of approximately 2.5 years and eight months, respectively.

In May 2011, the Company’s stockholders approved the Company’s 2011 Stock Plan, which provides for the granting of up to a total of 6,000,000 shares of common stock (subject to certain limitations as described in the 2011 Stock Plan) to selected employees, consultants and non-employee members of the Company’s Board of Directors (“Outside Directors”) as stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”) and performance awards. The 2011 Stock Plan is being utilized for the initial equity awards for new hires of the Company as well as for annual and performance equity awards for existing employees. Options granted under the 2011 Stock Plan generally have a 10-year term and vest at the rate of one-fourth of the shares on the first anniversary of the date of grant and 1/48 of the shares monthly thereafter. As of September 30, 2011, 5.4 million shares were available for future grants of share-based awards under the 2011 Stock Plan.

The 2011 Stock Plan replaced the Company’s prior stock plans, consisting of the Company’s 2008 Stock Plan, 2006 Stock Plan and 2004 Stock Plan (“Prior Plans”). The Prior Plans were terminated such that no additional awards could be granted thereunder but the terms of the Prior Plans remain in effect with respect to outstanding awards until they are exercised, settled, forfeited or otherwise canceled in full.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) was the same as the Company’s net income (loss) for the reporting periods.

Fair Value Measurements

The Company follows the authoritative guidance for fair value measurements and disclosures which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as an exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

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

Cash equivalents of approximately $65.0 million and $79.8 million at September 30, 2011 and December 31, 2010, respectively, are carried at fair value and are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices for identical securities. The Company has no instruments that are classified within Level 2 or Level 3.

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

Under the terms of the Roche Partnership, Roche will also pay the Company royalties on product sales for these first three targets. Through September 30, 2011, Roche has elected two additional exclusive targets. In 2010, Roche did not pay the annual license maintenance fee on five target slots. As a result, Roche has an option to select only three additional targets under the Roche Partnership, provided that Roche continues to pay annual exclusivity maintenance fees to the Company. For each of the additional five targets, Roche may pay the Company further upfront and milestone payments of up to $47.0 million per target, as well as royalties on product sales for each of these additional five targets. Additionally, Roche will obtain access to the Company’s expertise in developing and applying rHuPH20 to Roche targets. Under the terms of the Roche Partnership, the Company was obligated to scale up the production of rHuPH20 and to identify a second source manufacturer that would help meet anticipated production obligations arising from the Roche Partnership.

The Company has determined that the clinical and regulatory milestones are substantive; therefore, the Company expects to recognize such clinical and regulatory milestone payments as revenue upon achievement of the milestones. Given the challenges inherent in developing and obtaining approval for pharmaceutical and biologic products, there was substantive uncertainty whether any of the clinical and regulatory milestones would be achieved at the time the Roche Partnership was entered into. In addition, the Company has determined that the sales-based milestone payments are similar to royalty payments; therefore, the Company will recognize such sales-based milestone payments as revenue upon achievement of the milestones. In the three and nine months ended September 30, 2011, the Company recognized zero and $5.0 million, respectively, as revenue under collaborative agreements in accordance with the Milestone Method related to the achievement of certain clinical milestones pursuant to the terms of the Roche Partnership.

Gammagard Partnership

In September 2007, the Company entered into the Gammagard Partnership with Baxter, under which Baxter obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20, with a current Baxter product, GAMMAGARD LIQUID. Under the terms of the Gammagard Partnership, Baxter paid the Company a nonrefundable upfront payment of $10.0 million. Due to the Company’s continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), the $10.0 million upfront payment was deferred and is being recognized over the term of the Gammagard Partnership. Baxter may make further milestone payments totaling $37.0 million to the Company upon the achievement of regulatory approval for the licensed product candidate and specified sales volumes of commercialized product by Baxter. In addition, Baxter will pay royalties on the sales, if any, of the product that result from the collaboration. The Gammagard Partnership is applicable to both kit and formulation combinations. Baxter assumes all development, manufacturing, clinical, regulatory, sales and marketing costs under the Gammagard Partnership, while the Company is responsible for the supply of rHuPH20 enzyme. The Company performs research and development activities at the request of Baxter, which are reimbursed by Baxter under the terms of the Gammagard Partnership.

In addition, Baxter has certain product development and commercialization obligations in major markets identified in the Gammagard Partnership.

The Company has determined that the regulatory milestones are substantive; therefore, the Company expects to recognize such regulatory milestone payments as revenue upon achievement of such milestones. Given the challenges inherent in developing and obtaining approval for pharmaceutical and biologic products, there was substantive uncertainty whether any of the regulatory events would be achieved at the time the Gammagard Partnership was entered into. In addition, the Company has determined that sales-based milestone payments are similar to royalty payments and, therefore, will be recognized as revenue upon achievement of the milestones. In the three and nine months ended September 30, 2011, the Company recognized zero and $3.0 million, respectively, as revenue under collaborative agreements in accordance with the Milestone Method related to the achievement of regulatory milestones pursuant to the terms of the Gammagard Partnership.

ViroPharma and Intrexon Partnerships

Effective May 10, 2011, the Company and ViroPharma entered into a collaboration and license agreement “ViroPharma Partnership”, under which ViroPharma obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development of a subcutaneous injectable formulation of ViroPharma’s commercialized product, Cinryze® (C1 esterase inhibitor [human]). In addition, the license provides ViroPharma with exclusivity to C1 esterase inhibition and to the Hereditary Angioedema, along with three additional orphan indications. Under the terms of the ViroPharma Partnership, ViroPharma paid a nonrefundable license fee of $9.0 million. In addition, the Company is entitled to receive an annual exclusivity fee of $1.0 million commencing on May 10, 2012 and on each anniversary of the effective date of the agreement thereafter until a certain development event occurs. ViroPharma is solely responsible for the development, manufacturing and marketing of any products resulting from this partnership. The Company is entitled to receive payments for research and development services and supply of rHuPH20 API if requested by ViroPharma. In addition, the Company is entitled to receive additional cash payments potentially totaling $44.0 million for a product for treatment of Hereditary Angioedema and $10.0 million for each product for treatment of each of three additional orphan indications upon achievement of development and regulatory milestones. The Company is also entitled to receive royalties on future product sales by ViroPharma. ViroPharma may terminate the agreement prior to expiration for any reason on a product-by-product basis upon 90 days’ prior written notice to the Company. Upon any such termination, the license granted to ViroPharma (in total or with respect to the terminated product, as applicable) will terminate and revert to the Company.

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

In accordance with ASU No. 2009-13, the Company identified the deliverables at the inception of the ViroPharma and Intrexon agreements which are the license, research and development services and API supply. The Company has determined that the license, research and development services and API supply individually represent separate units of accounting, because each deliverable has standalone value. The estimated selling prices for these units of accounting was determined based on market conditions, the terms of comparable collaborative arrangements for similar technology in the pharmaceutical and biotech industry and entity-specific factors such as the terms of the

Company’s previous collaborative agreements, the Company’s pricing practices and pricing objectives and the nature of the research and development services to be performed for the partners. The arrangement consideration was allocated to the deliverables based on the relative selling price method. Based on the results of the Company’s analysis, the Company determined that the upfront payment was earned upon the granting of the worldwide, exclusive right to the Company’s technology to the collaborator in both the ViroPharma Partnership and Intrexon Partnership. However, the amount of allocable arrangement consideration is limited to amounts that are fixed or determinable; therefore, the amount allocated to the license was only to the extent of cash received. As a result, the Company recognized the $9.0 million upfront license fee received under the ViroPharma Partnership and the $9.0 million upfront license fee received under the Intrexon Partnership as revenues under collaborative agreements upon receipt of the upfront license fees in the quarter ended June 30, 2011.

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

The Company is eligible to receive additional cash payments upon the achievement by the partners of specified development, regulatory and sales-based milestones. The Company has determined that each of the development and regulatory milestones is substantive; therefore, the Company expects to recognize such development and regulatory milestone payments as revenues under collaborative agreements upon achievement in accordance with the Milestone Method. Given the challenges inherent in developing and obtaining approval for pharmaceutical and biologic products, there was substantive uncertainty whether any of the development and regulatory milestones would be met at the time these partnerships were entered into, and the milestones are based in part on the occurrence of a separate outcome resulting from the Company’s performance. In addition, the Company has determined that the sales-based milestone payment is similar to a royalty payment; therefore, the Company will recognize the sales-based milestone payment as revenue upon achievement of the milestone because the Company has no future performance obligations associated with the milestone. In September 2011, ViroPharma announced the initiation of a Phase 2 clinical study to evaluate the safety, pharmacokinetics and pharmacodynamics of subcutaneous administration of Cinryze in combination with rHuPH20 in subjects with hereditary angioedema. As a result, in the three months ended September 30, 2011 the Company recognized a $3.0 million milestone payment from ViroPharma as revenue under collaborative agreements in accordance with the Milestone Method related to the achievement of this development milestone pursuant to the terms of the ViroPharma Partnership.

4.	Inventory

Inventory at September 30, 2011 consists of approximately $77,000 in raw materials used in the manufacture of ICSI Cumulase products and approximately $26,000 in work-in-process inventory for Hylenex recombinant. Inventory at December 31, 2010 consists of raw materials used in the manufacture of the Company’s Hylenex recombinant and ICSI Cumulase products. As of December 31, 2010, the reserve for Hylenex recombinant API inventory obsolescence was approximately $875,000. There was no such reserve as of September 30, 2011.

5.	Property and Equipment

Property and equipment, net consists of the following:

	September 30, 2011	December 31, 2010
Research equipment	$4,534,207	$4,308,654
Computer and office equipment	1,243,448	1,215,894
Leasehold improvements	1,002,912	998,368

	6,780,567	6,522,916
Accumulated depreciation and amortization	(5,505,814)	(4,676,017)

	$1,274,753	$1,846,899

Depreciation and amortization expense totaled approximately $239,000 and $365,000 for the three months ended September 30, 2011 and 2010, respectively, and approximately $852,000 and $1.2 million for the nine months ended September 30, 2011 and 2010, respectively.

6.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2011	December 31, 2010
Accrued outsourced research and development expenses	$6,077,588	$3,647,762
Accrued compensation and payroll taxes	2,182,913	3,045,950
Accrued expenses	604,204	1,911,857

	$8,864,705	$8,605,569

7.	Deferred Revenue

Deferred revenue consists of the following:

	September 30, 2011	December 31, 2010
Collaborative agreements	$40,375,240	$48,761,361
Product sales	-	9,332,190

Total deferred revenue	40,375,240	58,093,551
Less current portion	3,707,795	2,917,129

Deferred revenue, net of current portion	$36,667,445	$55,176,422

Roche Partnership - In December 2006, the Company and Roche entered into the Roche Partnership under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20and up to thirteen Roche target compounds. Under the terms of the Roche Partnership, Roche paid $20.0 million to the Company in December 2006 as an initial upfront payment for the application of rHuPH20 to three pre-defined Roche biologic targets. Through September 30, 2011, Roche has paid an aggregate of $19.25 million in connection with Roche’s election of two additional exclusive targets and annual license maintenance fees for the right to designate the remaining targets as exclusive targets. In 2010, Roche did not pay the annual license maintenance fees on five of the remaining eight target slots. As a result, Roche currently retains the option to exclusively develop and commercialize rHuPH20 with three additional targets through the payment of annual license maintenance fees.

Due to the Company’s continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), revenues from the upfront payment, exclusive designation fees and annual license maintenance fees were deferred and are being recognized over the term of the Roche Partnership. The Company recognized revenue from the upfront payment, exclusive designation fees and annual license maintenance fees under the Roche Partnership in the amounts of approximately $491,000 and $458,000 for the three months ended September 30, 2011 and 2010, respectively, and approximately $1.5 million for the nine months ended September 30, 2011 and 2010. Deferred revenue relating to the upfront payment, exclusive designation fees and annual license maintenance fees under the Roche Partnership was $31.4 million and $32.9 million as of September 30, 2011 and December 31, 2010, respectively.

Baxter Partnerships - In September 2007, the Company and Baxter entered into the Gammagard Partnership, under which Baxter obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with GAMMAGARD LIQUID. Under the terms of the Gammagard Partnership, Baxter paid the Company a nonrefundable upfront payment of $10.0 million. Due to the Company’s continuing involvement obligations (for example, support activities associated with rHuPh20 enzyme), the $10.0 million upfront payment was deferred and is being recognized over the term of the Gammagard Partnership. The Company recognized revenue from the upfront payment under the Gammagard Partnership in the amounts of approximately

$121,000 for the three months ended September 30, 2011 and 2010 and approximately $362,000 and $400,000 for the nine months ended September 30, 2011 and 2010, respectively. Deferred revenue relating to the upfront payment under the Gammagard Partnership was $7.7 million and $8.1 million as of September 30, 2011 and December 31, 2010, respectively.

In February 2007, the Company and Baxter amended certain existing agreements for Hylenex recombinant and entered into the Hylenex Partnership for kits and formulations with rHuPH20. Under the terms of the Hylenex Partnership, Baxter paid the Company a nonrefundable upfront payment of $10.0 million. In addition, Baxter would make payments to the Company based on sales of the products covered under the Hylenex Partnership. Baxter had prepaid nonrefundable product-based payments totaling $10.0 million in connection with the execution of the Hylenex Partnership. Due to the Company’s continuing involvement obligations (for example, support activities associated with rHuPh20 enzyme), the $10.0 million upfront payment was initially deferred and was being recognized over the term of the Hylenex Partnership. The prepaid product-based payments were also deferred and were being recognized as product sales revenues as the Company earned such revenues from the sales of Hylenex recombinant by Baxter.

Effective January 7, 2011, the Company and Baxter mutually agreed to terminate the Hylenex Partnership and the associated agreements. The termination of these agreements does not affect the other relationships between the parties, including the application of the Company’s Enhanze Technology to Baxter’s GAMMAGARD LIQUID.

On July 18, 2011, the Company and Baxter entered into an agreement (the “Transition Agreement”) setting forth certain rights, data and assets to be transferred by Baxter to the Company during a transition period. Effective July 18, 2011, the Company has no future performance obligations to Baxter in connection with the Hylenex Partnership. Therefore, the Company recognized the unamortized deferred revenue of approximately $9.3 million relating to the prepaid product-based payments and the unamortized deferred revenue of approximately $7.6 million relating to deferred upfront payment from the Hylenex Partnership as revenues under collaborative agreements for the three months ended September 30, 2011. For the three months ended September 30, 2010, the Company recognized revenues under the Hylenex Partnership from the upfront payment in the amounts of approximately $117,000. No revenue relating to the prepaid product-based payments was recognized for the three months ended September 30, 2010. For the nine months ended September 30, 2011 and 2010, the Company recognized revenues under the Hylenex Partnership from the upfront payment in the amounts of approximately $7.8 million and $387,000, respectively, and from the product-based payments in the amounts of approximately $9.3 million and $332,000, respectively. Deferred revenues relating to the upfront payment and product-based payments under the Hylenex Partnership was $7.8 million and $9.3 million at December 31, 2010. There were no deferred revenues relating to the Hylenex Partnership at September 30, 2011.

In addition, pursuant to the terms of the Transition Agreement, Baxter no longer has the right to return the Hylenex recombinant API previously delivered to Baxter. Accordingly, the Company recognized approximately $991,000 of deferred revenue related to such Hylenex recombinant API as product sales revenue during the three months ended September 30, 2011.

8.	Net Income (Loss) Per Share

Basic net income (loss) per common share (“EPS”) is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding. Dilutive potential common shares outstanding, determined using the treasury stock method, principally include: shares that may be issued under the Company’s stock options, RSAs and RSUs. For the three months ended September 30, 2011 and 2010, the Company has excluded approximately 1.9 million and 8.6 million shares, respectively, of stock options, unvested RSAs and unvested RSUs from the computation of diluted EPS because their impact would have been anti-dilutive. For the nine months ended September 30, 2011 and 2010, the Company has excluded approximately 5.9 million and 8.6 million shares of stock options, unvested RSAs and unvested RSUs from the computation of diluted EPS as their impact would have been anti-dilutive because of the Company’s net loss in these reporting periods.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Income (Loss) — Numerator:
Net income (loss) for basic and diluted EPS	$5,165,193	$(12,409,576)	$(1,354,237)	$(36,347,976)

Shares — Denominator:
Weighted-average shares for basic EPS	103,223,352	93,626,893	102,282,904	92,342,665
Effect of dilutive options, RSAs and RSUs	1,785,837	-	-	-

Weighted-average shares for diluted EPS	105,009,189	93,626,893	102,282,904	92,342,665

Basic and diluted net income (loss) per share	$0.05	$(0.13)	$(0.01)	$(0.39)

9.	Stockholders’ Equity

During the nine months ended September 30, 2011 and 2010, the Company issued an aggregate of 2,713,573 and 281,654 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $1.70 and $2.62 per share, respectively, for net proceeds of approximately $4.1 million and $737,000, respectively. During the nine months ended September 30, 2011 and 2010, the Company granted 353,508 and 120,000 RSAs, with a weighted average grant-date fair value of $6.51 and $7.67 per share, respectively. Options to purchase approximately 5.4 million and 8.0 million shares of the Company’s common stock were outstanding as of September 30, 2011 and December 31, 2010, respectively. RSUs to purchase 163,000 shares of the Company’s common stock were outstanding as of September 30, 2011. There were no RSUs outstanding as of December 31, 2010.

During the nine months ended September 30, 2010, the Company also issued 8.3 million shares of common stock in a public offering at a price of $7.25 per share, generating approximately $60.0 million in net proceeds. In connection with this financing, the Company granted to an underwriter an option to purchase 1,245,000 shares of common stock at a price of $7.25 per share. The option was exercisable in the event that the underwriter sold more than 8.3 million shares of common stock. The option expired unexercised in October 2010.

10.	Restructuring Liability

In October 2010, the Company completed a corporate reorganization to focus its resources on advancing its core proprietary programs and supporting strategic alliances with Roche and Baxter. This reorganization resulted in a reduction in the workforce of approximately 25 percent primarily in the discovery research and preclinical areas. The restructuring liability was approximately $117,000 as of December 31, 2010 and was paid in full as of September 30, 2011.

11.	Commitments and Contingencies

Operating Leases - The Company’s administrative offices and research facilities are located in San Diego, California. The Company leases an aggregate of approximately 58,000 square feet of office and research space.

In July 2007, the Company entered into a lease agreement (the “Original Lease”) with BC Sorrento, LLC (“BC Sorrento”) for the facilities located at 11388 Sorrento Valley Road, San Diego, California (“11388 Property”) for 27,575 square feet of office and research space commencing in September 2008 through January 2013. Under the terms of the Original Lease, the initial monthly rent payment was approximately $37,000 net of costs and property taxes associated with the operation and maintenance of the leased facilities, commencing in September 2008 and increased to approximately $73,000 starting in March 2009. Thereafter, the annual base rent was subject to approximately 4% annual increases each year throughout the term of the Original Lease. In addition, the Company received a certain tenant improvement allowance and free rent under the terms of the Original Lease. Effective September 2010, BMR-11388 Sorrento Valley Road LP (“BMR-11388”) acquired the 11388 Property and became the new landlord of the 11388 Property.

In June 2011, the Company entered into an amended and restated lease (the “11388 Lease”) with BMR-11388 for the 11388 Property commencing from June 2011 through January 2018. The 11388 Lease superseded the Original Lease. Under the terms of the 11388 Lease, the initial monthly rent payment is approximately $38,000 net of costs and property taxes associated with the operation and maintenance of the leased facilities, commencing in December 2011 and increasing to approximately $65,000 starting in January 2013. Thereafter, the annual base rent is subject to approximately 2.5% annual increases each year throughout the term of the 11388 Lease. In addition, the Company received a cash incentive of approximately $98,000, a tenant improvement allowance of $300,000 and free and reduced rent totaling approximately $744,000. Combined with the unamortized deferred rent under the Original Lease, unamortized deferred rent associated with the 11388 Lease of $733,000 and $545,000 was included in deferred rent as of September 30, 2011 and December 31, 2010, respectively.

In July 2007, the Company entered into a sublease agreement (the “11404 Sublease”) with Avanir Pharmaceuticals, Inc. (“Avanir”) for Avanir’s excess leased facilities located at 11404 Sorrento Valley Road, San Diego, California for 21,184 square feet of office and research space (“11404 Property”) for a monthly rent payment of approximately $54,000, net of costs and property taxes associated with the operation and maintenance of the subleased facilities. The 11404 Sublease expires in January 2013. The annual base rent is subject to approximately 4% annual increases each year throughout the terms of the 11404 Sublease. In addition, the Company received free rent totaling approximately $492,000, of which approximately $182,000 and $266,000 was included in deferred rent as of September 30, 2011 and December 31, 2010, respectively.

In April 2009, the Company entered into a sublease agreement (the “11408 Sublease”) with Avanir for 9,187 square feet located at 11408 Sorrento Valley Road, San Diego, California for office and research space (“11408 Property”), which expires in January 2013. The monthly rent payments, which commenced in January 2010, were approximately $21,000 and are subject to an annual increase of approximately 3%. Under terms of the 11408 Sublease, the Company received a tenant improvement allowance of $75,000, of which approximately $34,000 and $49,000 was included in deferred rent at September 30, 2011 and December 31, 2010, respectively.

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

Additionally, the Company leases certain office equipment under operating leases. Approximate annual future minimum operating lease payments as of September 30, 2011 are as follows:

Operating Leases
Three months ending December 31, 2011	$287,000
Twelve months ending December 31, 2012	1,470,000
Twelve months ending December 31, 2013	1,654,000
Twelve months ending December 31, 2014	1,677,000
Twelve months ending December 31, 2015	1,715,000
Twelve months ending December 31, 2016	1,758,000
Thereafter	1,870,000

Total minimum lease payments	$10,431,000

Legal Contingencies - From time to time, the Company is involved in legal actions arising in the normal course of its business. The Company is not presently subject to any material litigation nor, to management’s knowledge, is any litigation threatened against the Company that collectively is expected to have a material adverse effect on the Company’s consolidated cash flows, financial condition or results of operations.

In May 2010, the Company delivered a notice of breach to Baxter due to Baxter’s failure to provide Hylenex recombinant in accordance with the terms of the Hylenex Partnership. Baxter had contested the claims made in the Company’s initial notice of breach and asserted their own breach claims against the Company. Pursuant to the terms of the Transition Agreement, signed on July 18, 2011, Baxter’s breach claims against the Company were discharged.

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

Overview

We are a biopharmaceutical company dedicated to the development and commercialization of recombinant human enzymes that either transiently modify tissue under the skin to facilitate injection of other therapies or correct diseased tissue structures for clinical benefit. Our existing products and our products under development are based primarily on intellectual property covering the family of human enzymes known as hyaluronidases. Hyaluronidases are enzymes (proteins) that break down hyaluronan, or HA, which is a naturally occurring space-filling, gel-like substance that is a major component of both normal tissues throughout the body, such as skin and cartilage, and abnormal tissues such as tumors. Our primary technology, Enhanze™, is a proprietary delivery platform using our first approved recombinant human PH20 enzyme, or rHuPH20, a human synthetic version of hyaluronidase. rHuPH20 is a naturally occurring enzyme that temporarily degrades HA, thereby facilitating the penetration and diffusion of other drugs and fluids that are injected under the skin or in the muscle. Our proprietary rHuPH20 technology is applicable to multiple therapeutic areas and may be used to both expand existing markets and create new ones through the development of our own proprietary products. Through partnerships or other collaborations, the rHuPH20 technology may also be applied to existing and developmental products of biopharmaceutical companies that market drugs requiring or benefiting from injection via the subcutaneous route of administration.

Our operations to date have involved: (i) organizing and staffing our operating subsidiary, Halozyme, Inc.; (ii) acquiring, developing and securing our technology; (iii) undertaking product development for our existing products and a limited number of product candidates; and (iv) supporting the development of partnered product candidates. We continue to increase our focus on our proprietary product pipeline and have expanded investments in our proprietary product candidates. We currently have multiple proprietary programs in various stages of research and development. In addition, we currently have collaborative partnerships with F. Hoffmann-La Roche, Ltd and Hoffmann-La Roche, Inc., or Roche, Baxter Healthcare Corporation, or Baxter, ViroPharma Incorporated, or ViroPharma, and Intrexon Corporation, or Intrexon, to apply Enhanze™ Technology to the partners’ biological therapeutic compounds. We also had another partnership with Baxter, under which Baxter had worldwide marketing rights for our marketed product, Hylenex® recombinant (hyaluronidase human injection), or Hylenex Partnership. Hylenex recombinant is a recombinant formulation of hyaluronidase that has received the approval from the U.S. Food and Drug Administration, or FDA, to facilitate subcutaneous fluid administration for achieving hydration; to increase the dispersion and absorption of other injected drugs; and in subcutaneous urography for improving resorption of radiopaque agents. We and Baxter mutually agreed to terminate the Hylenex Partnership in January 2011. Our rHuPH20 technology is also being used in ICSI Cumulase®, a third party’s marketed product used for in vitro fertilization, or IVF. Currently, we have received only limited revenue from the sales of active pharmaceutical ingredients, or API, to the third party that produces ICSI Cumulase, in addition to other revenues from our partnerships.

In February 2007, we and Baxter amended certain existing agreements relating to Hylenex recombinant and entered into the Hylenex Partnership for kits and formulations with rHuPH20. In October 2009, Baxter commenced the commercial launch of Hylenex recombinant. Hylenex recombinant was voluntarily recalled in May 2010, because a portion of the Hylenex recombinant manufactured by Baxter was not in compliance with the requirements of the underlying Hylenex recombinant agreements. During the second quarter of 2011, we submitted the data that the FDA had requested to support the reintroduction of Hylenex recombinant. The FDA has approved the submitted data and has granted the reintroduction of Hylenex recombinant. We expect to reintroduce Hylenex recombinant by the end of 2011.

Effective January 7, 2011, we and Baxter mutually agreed to terminate the Hylenex Partnership and the associated agreements. In June 2011, we entered into a commercial manufacturing and supply agreement with Baxter, under which Baxter will fill and finish Hylenex recombinant for us. On July 18, 2011, we and Baxter entered into an agreement setting forth certain rights, data and assets to be transferred by Baxter to us during a transition period, or the Transition Agreement. The termination of these agreements does not affect the other relationships between the parties, including the application of our Enhanze Technology to Baxter’s GAMMAGARD LIQUID.

We and our partners have product candidates in the research, preclinical and clinical stages, but future revenues from the sales and/or royalties of these product candidates will depend on our partners’ abilities and ours to develop, manufacture, obtain regulatory approvals for and successfully commercialize product candidates. It may be years, if ever, before we and our partners are able to obtain regulatory approvals for these product candidates. We have incurred net operating losses each year since inception, with an accumulated deficit of approximately $226.6 million as of September 30, 2011.

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

Product and Product Candidates

We have one marketed product and multiple product candidates targeting several indications in various stages of development. The following table summarizes our proprietary product and product candidates as well as our partnered product candidates:

Ultrafast Insulin Program

Our lead proprietary program focuses on the formulation of rHuPH20 with prandial (mealtime) insulins for the treatment of diabetes mellitus. Diabetes mellitus is an increasingly prevalent, costly condition associated with substantial morbidity and mortality. Attaining and maintaining normal blood sugar levels to minimize the long-term clinical risks is a key treatment goal for diabetic patients. Combining rHuPH20 with a rapid acting analog insulin,

i.e., insulin lispro (Humalog®), or Lispro-PH20, insulin aspart (Novolog®), or Aspart-PH20, and insulin glulisine (Apidra®), or collectively PH20 Analog, facilitates faster insulin dispersion in, and absorption from, the subcutaneous space into the vascular compartment leading to faster insulin response. By making mealtime insulin onset faster, i.e., providing earlier insulin to the blood and thus earlier glucose lowering activity, a combination of analog insulin with rHuPH20 may yield a better profile of insulin effect, more like that found in healthy, non-diabetic people.

The primary goal of our ultrafast insulin program is to develop a best-in-class insulin product, with demonstrated clinical benefits for type 1 and 2 diabetes mellitus patients, in comparison to the current standard of care analog products. With a more rapidly absorbed, faster acting insulin product, we seek to demonstrate one or more significant improvements relative to existing treatment, such as improved glycemic control, less hypoglycemia, and less weight gain. A number of Phase 1 and Phase 2 clinical pharmacology trials and registration trial-enabling treatment studies in connection with our ultrafast insulin program, that will investigate the various attributes of our insulin candidates, have been completed or are ongoing or planned. The status of some of these trials is summarized below:

•

In June 2011, we reported results from the first stage of an insulin pump study comparing insulin aspart co-mixed with rHuPH20 versus aspart alone at the Scientific Sessions of the American Diabetes Association in San Diego, California. The results demonstrated that aspart mixed with rHuPH20 has pharmacokinetic and glucodynamic profiles that were more consistent over infusion set life as compared to analog alone, and the combination also provided a reduction of post-meal glycemic excursions relative to aspart alone.

In October 2011, we announced positive results from the second stage of the insulin pump study in patients with type 1 diabetes at the Diabetes Technology Meeting in San Francisco, California on October 27 – 29, 2011. This Phase 1b study was conducted as a randomized, double-blind, crossover design, to determine insulin pharmacokinetics, glucodynamics, safety and tolerability of rHuPH20 as a single injection prior to the start of three days of commercially available mealtime insulin aspart pump infusion therapy. The data demonstrated that pre-administration of rHuPH20 led to consistent insulin exposure over the infusion set life and superior glucose control following meals. Compared to insulin aspart alone, pre-administration with rHuPH20 reduced the variability in insulin exposure and action profiles observed with continuous insulin infusion and provided a consistent ultrafast profile over three days of use. In the test meal setting, the consistent ultrafast profile with pre-administration of rHuPH20 led to consistently reduced postprandial excursions. Insulin aspart infusion with and without rHuPH20 pretreatment was similarly well tolerated.

•

In October 2011, we announced the positive results from two Phase 2 clinical trials of our ultrafast PH20 insulin analog formulations in patients with type 1 and type 2 diabetes. Both trials met the primary endpoint of non-inferiority of HbA1C, which reflects average blood sugar level over a prolonged period of time, compared to the insulin analog comparator, with superior reductions in post-prandial glucose excursions in the PH20 Analog arms. Compared to insulin analog alone, PH20 Analog use resulted in a greater than 50% increase in the proportion of patients able to consistently achieve AACE (American Association of Clinical Endocrinologists) guidelines for post-prandial glucose targets in both type 1 and type 2 patients. Across all of the treatment groups, there was no meaningful difference in hypoglycemia incidence or event rates. Hypoglycemia events were generally mild, and adverse events with PH20 Analog formulations were similar to those observed during the insulin analog comparator phase. Results are from two Phase 2 ultrafast insulin treatment studies, one in type 1 diabetes patients and one in type 2 patients, that compared two ultrafast insulin analog products formulated with rHuPH20 (Lispro-PH20 or Aspart-PH20) to an active comparator, Humalog. More than 110 patients enrolled in each of the trials and received an insulin analog alone and one of the Analog-PH20 treatments for 12 weeks along with basal insulin glargine. The primary endpoint of each study was a comparison of glycemic control, the main measurement that diabetes patients use to assess treatment effectiveness, as assessed by the change in HbA1C from baseline. Data regarding post-prandial glucose levels, the proportion of patients that safely achieve HbA1C targets, rates of hypoglycemia, weight change and additional endpoints were collected as well. We currently expect to present the results of these studies at a major medical meeting in June 2012.

We view insulin pens and pumps as distinct product opportunities that could be pursued separately. Based on the data we’ve seen thus far, we believe that a large biotech or pharmaceutical company with global access to the primary care markets would be best positioned to maximize the value of the pen market. We believe that the pre-administration of rHuPH20 would be the best product offering for the pump market. The next step will be for Halozyme to evaluate this opportunity using Hylenex recombinant in a clinical study. We would expect to have results from this study by the end of the first quarter 2012.

PEGPH20

We have developed an investigational PEGylated form of rHuPH20, or PEGPH20, a new molecular entity as a candidate for the systemic treatment of tumors which accumulate HA. PEGylation refers to the attachment of polyethylene glycol to our FDA-approved rHuPH20 enzyme, now known as PEGPH20, which converts rHuPH20 from transient and short lived enzyme to a more stable entity in blood which can be used to treat systemic disease.

Certain cancers, including pancreatic, lung, breast, colon and prostate, have been shown to accumulate high levels of HA. Aberrant accumulation of this component of the tumor’s infrastructure supports a protective network that surrounds certain tumors. This pathologic accumulation of HA along with other matrix components creates a unique microenvironment for the growth of tumor cells compared to normal cells. Depleting the HA component of the tumor architecture with PEGPH20 disrupts this unique tumor microenvironment and opens the previously constricted vessels to allow accumulation of cancer therapy. Increased blood flow also enhances cancer radiotherapy. Our scientists have also shown that disrupting the specialized environment around tumors will directly inhibit the growth. Because HA accumulates in about 25% of all solid tumors, PEGPH20 has the potential to help patients with many different kinds of cancer.

We initiated the first Phase 1 clinical trial in 2009 to assess PEGPH20 over a range of doses and frequencies to investigate the safety and tolerability of the treatment in patients with solid tumor malignancies refractory to prior therapies. The study was closed to further enrollment in March 2011. In July 2010, we initiated a second Phase 1 clinical trial with PEGPH20 in the treatment of solid tumors. This trial incorporates the use of oral dexamethasone as prophylactic treatment for all patients prior to receiving intravenous, or IV, administration of PEGPH20 and subsequent post-dose oral dexamethasone. The second Phase 1 study is ongoing and actively enrolling. We presented the results from these Phase 1 studies at the 2011 EORTC-NCI-SCO Annual Meeting on October 27-29 in Brussels, Belgium. The pharmacodynamics of PEGPH20 were first evaluated by measuring the concentration of circulating HA catabolites. HA plasma levels increased, in a dose-dependent manner, after PEGPH20 administration. Freeing up of HA by PEGPH20 is consistent with the expected mechanism of PEGPH20. Tumor imaging from subsets of patients pre- and post-administration of PEGPH20 demonstrated that PEGPH20 treatment rapidly restored tumor perfusion and decreased metabolic activity in tumors. Dynamic Contrast Enhanced Magnetic Resonance Imaging (DCE-MRI) showed that the imaging agent was able to access a pancreatic tumor more easily post-administration of PEGPH20. [18F]-fluorodeoxyglucose positron emission tomography (FDG-PET) imaging showed a reduction in metabolic activity of lung metastases in a patient with metastatic rectal carcinoma after PEGPH20 treatment. The expected mechanism of action of PEGPH20 was further confirmed by histochemical analysis of pre- and post-treatment tumor biopsies. Biopsies of liver metastases from two patients with colorectal carcinoma were stained for HA before and after one cycle of treatment with PEGPH20. Reduced HA staining was observed in biopsies from both patients after treatment.

A Phase 2 clinical trial, with a Phase 1b run-in period, was initiated in October 2011 for patients with metastatic pancreatic cancer. In the Phase 1b portion, the patients will receive the standard of care, gemcitabine, with PEGPH20. The objective of the first phase is to identity a safe and well-tolerated dose that will be selected for the second phase. The Phase 2 portion of the trial will compare gemcitabine alone versus gemcitabine with PEGPH20 with regard to various clinical endpoints. The second phase will be a randomized, double-blind, placebo-controlled study to assess safety, tolerability, and efficacy of chemotherapy either with or without PEGPH20.

HTI-501

HTI-501, a recombinant human cathepsin L, is a lysosomal proteinase that acts by degrading collagen and is our first conditionally active biologic. Collagen is an abundant protein in the body, particularly in connective tissue, and is present in high amounts in the extracellular matrix in the form of collagen fibers. Collagens are a class of helical proteins that are assembled into macromolecular fibrils and fibers. The collagen fiber network provides a structural scaffolding framework in the extracellular matrix. In the skin, these collagen fibers connect the superficial epithelial tissues to the underlying connective tissues. Collagen abnormalities contribute to a number of medical conditions, including frozen shoulder, Dupuytren’s contracture, Peyronie’s disease and cellulite.

A conditionally active biologic is a molecule that is only active under certain physiological conditions. HTI-501 is active under mildly acidic conditions and inactive at the pH normally found in the tissue. The enzyme is combined with a low pH buffer and injected in its active state. The enzyme is only active locally and for a short period of time as once the mildly acidic conditions of the HTI-501 administration have been neutralized by the body, the enzyme becomes inactive. We are harnessing this conditional activity to exert control over the duration and location of the enzyme’s therapeutic activity, potentially improving the efficacy or safety of this product candidate for both medical and aesthetic conditions.

In September 2011, we initiated a proof-of-concept study with HTI-501 in the treatment of edematous fibrosclerotic panniculopathy, also known as cellulite. The condition affects 80 to 90 percent of post-adolescent women and is prevalent in all races. The collagen fibers, or fibrous septae, anchor the epidermis against the swelling of subcutaneous fat, which creates the dimpled appearance associated with the condition. HTI-501 is thought to act by releasing the tension in the collagenous fibrous septae and smooth the dimpled appearance of the skin.

HTI-501 has the potential to be studied as a treatment for other medical conditions involving collagen, such as frozen shoulder, Dupuytren’s contracture, Peyronie’s disease, keloids and hypertrophic scarring.

Enhanze Technology

Enhanze Technology is a proprietary delivery platform using our first approved enzyme – recombinant human hyaluronidase - rHuPH20. This enzyme temporarily degrades HA. This temporary degradation creates an opportunistic window for the improved subcutaneous delivery of injectable biologics such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. The HA reconstitutes its normal density within several days and, therefore, any effect of the rHuPH20 on the architecture of the subcutaneous space is temporary. By using our rHuPH20 enzyme, many therapeutics that could normally only be injected intravenously can now be administered subcutaneously. This change in the route of delivery to subcutaneous from IV can often improve patient convenience, enhance pharmacokinetics, boost efficacy, extend the product lifecycle and reduce cost. We currently have Enhanze Technology partnerships with Roche, Baxter, ViroPharma and Intrexon. We are currently pursuing additional partnerships with biopharmaceutical companies that market drugs requiring or benefiting from injection via the subcutaneous route of administration.

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

Compounds directed at three of the five Roche exclusive targets have previously commenced clinical trials. One compound formulated with rHuPH20 (subcutaneous MabThera®) is in Phase 3 clinical trial, one compound formulated with rHuPH20 (subcutaneous Herceptin®) has completed a Phase 3 clinical trial and one compound formulated with rHuPH20 (subcutaneous Actemra®) has completed a Phase 1 clinical trial. Subcutaneous formulation offers patient convenience by avoiding insertion of an IV line.

In October 2011, Roche announced positive top line results from the Phase 3 clinical trial for a subcutaneously delivered version of Roche’s anticancer biologic, Herceptin (trastuzumab), in women with early HER2-positive breast cancer who received a new, investigational subcutaneous injection of Herceptin. The study experienced comparable results to Herceptin given as an IV infusion. The subcutaneous administration takes around 5 minutes to administer whereas the IV formulation (the current standard) takes around 30 minutes to infuse. Roche is also developing an auto-injector device that should further simplify the process and could enable patients to be dosed at home or in the doctor’s office rather than at an infusion clinic or hospital. The ready to use formulation may also significantly reduce pharmacy time as no medicine preparation time is required. This Phase 3 clinical trial was an open-label trial involving 596 women with HER2-positive early breast cancer. The trial was designed to compare trastuzumab concentration in the blood (pharmacokinetics), efficacy (pathologic complete response) and safety of Herceptin SC to that of Herceptin IV. The trial met its co-primary endpoints that were trastuzumab concentration in the blood (serum concentrations) and efficacy. Secondary endpoints included event-free survival and overall survival. No new safety signals were observed and adverse events were overall consistent with Herceptin IV. Herceptin is approved to treat HER2-positive breast cancer and currently is given intravenously. Breast cancer is the most common cancer among women worldwide. Each year, more than 1.4 million new cases of breast cancer are diagnosed worldwide, and nearly 450,000 people will die of the disease annually. In HER2-positive breast cancer, increased quantities of the HER2 protein are present on the surface of the tumor cells. This is known as ‘HER2 positivity’ and affects approximately 15-20% of people with breast cancer. Roche has stated that data from this trial will be submitted for presentation at an upcoming medical meeting and will support a marketing application to regulatory authorities in the European Union in 2012.

In February 2011, Roche began a Phase 3 clinical trial for a subcutaneous formulation of MabThera (rituximab). The study investigates pharmacokinetics, efficacy and safety of MabThera SC. IV administered MabThera is approved for the treatment of non-Hodgkin’s lymphoma (NHL) and Chronic Lymphocytic Leukemia (CLL), types of cancer that affects lymphocytes, or white blood cells. An estimated 66,000 new cases of NHL were diagnosed in the U.S. in 2009 with approximately 125,000 new cases reported worldwide.

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

Baxter Gammagard Partnership

GAMMAGARD LIQUID is a current Baxter product that is indicated for the treatment of primary immunodeficiency disorders associated with defects in the immune system. In September 2007, Halozyme and Baxter entered into an Enhanze Technology partnership, or the Gammagard Partnership. Under the terms of this partnership, Baxter obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with GAMMAGARD LIQUID, or HyQ. Pending the successful completion of various regulatory and sales milestones, Baxter will be obligated to make milestone payments to us, as well as royalty payments on the sales of products that result from the partnership. Baxter is responsible for all development, manufacturing, clinical, regulatory, sales and marketing costs under the Gammagard Partnership, while we will be responsible for the supply of the rHuPH20 enzyme. We perform research and development activities at the request of Baxter, which are reimbursed by Baxter under the terms of the Gammagard Partnership. In addition, Baxter has certain product development and commercialization obligations in major markets identified in the Gammagard License. Baxter filed for regulatory approval of HyQ in the US in the second quarter of 2011. In September 2011, Baxter announced that it had submitted an application to the European Medicines Agency’s Committee for Human Medicinal products seeking marketing approval for HyQ.

ViroPharma Partnership

Effective May 10, 2011, we and ViroPharma entered into a collaboration and license agreement, or ViroPharma Partnership, under which ViroPharma obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development of a subcutaneous injectable formulation of ViroPharma’s commercialized product, Cinryze® (C1 esterase inhibitor [human]). In addition, the license provides ViroPharma with exclusivity to C1 esterase inhibition and to the Hereditary Angioedema, along with three additional orphan indications. Under the terms of the ViroPharma Partnership, ViroPharma paid a nonrefundable upfront license fee of $9.0 million. In addition, we are entitled to receive an annual exclusivity fee of $1.0 million commencing on May 10, 2012 and on each anniversary of the effective date of the agreement thereafter until a certain development event occurs. ViroPharma is solely responsible for the development, manufacturing, regulatory approval and marketing of any products resulting from this partnership. We are entitled to receive payments for research and development services and supply of rHuPH20 API if requested by ViroPharma. In addition, we are entitled to receive additional cash payments potentially totaling $44.0 million for a product for treatment of Hereditary Angioedema and $10.0 million for each product for treatment of each of the three additional orphan indications upon achievement of development and regulatory milestones. We are also entitled to receive royalties on product sales by ViroPharma. ViroPharma may terminate the agreement prior to expiration for any reason on a product-by-product basis upon 90 days’ prior written notice to us. Upon any such termination, the license granted to ViroPharma (in total or with respect to the terminated product, as applicable) will terminate and revert to us.

In September 2011, ViroPharma announced that they had initiated a Phase 2 clinical study to evaluate the safety, pharmacokinetics and pharmacodynamics of subcutaneous administration of Cinryze in combination with rHuPH20 in subjects with hereditary angioedema.

Intrexon Partnership

Effective June 6, 2011, we and Intrexon entered into a collaboration and license agreement, or Intrexon Partnership, under which Intrexon obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development of a subcutaneous injectable formulation of Intrexon’s recombinant human alpha 1-antitrypsin (rHuA1AT). Under the terms of the Intrexon Partnership, Intrexon paid a nonrefundable upfront license fee of $9.0 million. In addition, we are entitled to receive an annual exclusivity fee of $1.0 million commencing on June 6, 2012 and on each anniversary of the effective date of the agreement thereafter until a certain development event occurs. Intrexon is solely responsible for the development, manufacturing, regulatory approval and marketing of any products resulting from this partnership. We are entitled to receive payments for research and development services and supply of rHuPH20 API if requested by Intrexon. In addition, we are entitled to receive additional cash payments potentially totaling $44.0 million for each product for use in the exclusive field and $10.0 million for each product for use in the non-exclusive field upon achievement of development and regulatory milestones. We are also entitled to receive escalating royalties on product sales and a cash payment of $10.0 million upon achievement of a specified sales volume of product sales by Intrexon. Intrexon may terminate the agreement prior to expiration for any reason on a product-by-product basis upon 90 days’ prior written notice to us. Upon any such termination, the license granted to Intrexon (in total or with respect to the terminated product, as applicable) will terminate and revert to us. Intrexon’s chief executive officer and chairman of its board of directors is also a member of the Company’s board of directors.

HYLENEX recombinant

Hylenex recombinant is a recombinant formulation of hyaluronidase that has received the FDA approval to facilitate subcutaneous fluid administration for achieving hydration; to increase the dispersion and absorption of other injected drugs; and in subcutaneous urography for improving resorption of radiopaque agents. In February 2007, we and Baxter amended certain existing agreements relating to Hylenex recombinant and entered into the Hylenex Partnership for kits and formulations with rHuPH20. Pending the successful completion of a series of regulatory and sales events, Baxter would have been obligated to make milestone payments to us, as well as royalty payments on the sales of products that result from the partnership. Baxter was responsible for development, manufacturing, clinical, regulatory, sales and marketing costs of the products covered by the Hylenex Partnership. We supplied Baxter with API for Hylenex recombinant, and Baxter prepared, filled, finished and packaged Hylenex recombinant and held it for subsequent distribution.

In October 2009, Baxter commenced the commercial launch of Hylenex recombinant for use in pediatric rehydration at the 2009 American College of Emergency Physicians (ACEP) scientific assembly. In addition, under the Hylenex Partnership, Baxter had a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with Baxter hydration fluids and generic small molecule drugs, with the exception of combinations with (i) bisphosphonates, (ii) cytostatic and cytotoxic chemotherapeutic agents and (iii) proprietary small molecule drugs, the rights to which had been retained by us.

In May 2010, Hylenex recombinant was voluntarily recalled because a portion of the Hylenex recombinant manufactured by Baxter was not in compliance with the requirements of the underlying Hylenex recombinant agreements. During the second quarter of 2011, we submitted the data that the FDA had requested to support the reintroduction of Hylenex recombinant. The FDA has approved the submitted data and has granted the reintroduction of Hylenex recombinant. We expect to reintroduce Hylenex recombinant by the end of 2011.

Effective January 7, 2011, we and Baxter mutually agreed to terminate the Hylenex Partnership and the associated agreements. In June 2011, we entered into a commercial manufacturing and supply agreement with Baxter in June 2011, under which Baxter will fill and finish Hylenex recombinant for us. On July 18, 2011, we and Baxter entered into the Transition Agreement setting forth certain rights, data and assets to be transferred by Baxter to us during a transition period. The termination of these agreements does not affect the other relationships between the parties, including the application of our Enhanze Technology to Baxter’s GAMMAGARD LIQUID.

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

Revenues

We generate revenues from product sales and collaborative agreements. Revenue from product sales depends on our ability to develop, manufacture, obtain regulatory approvals for and successfully commercialize our products and product candidates. Payments received under collaborative agreements may include nonrefundable payment at the inception of the arrangement, license fees, exclusivity fees, payments based on achievement of specified milestones designated in the collaborative agreements, reimbursements of research and development services, payments for the manufacture of rHuPH20 API for the partner and/or royalties, as applicable, on sales of products resulting from collaborative agreements. We analyze each element of our collaborative agreements and consider a variety of factors in determining the appropriate method of revenue recognition. See “Critical Accounting Policies and Estimates — Revenue Recognition — Revenue Under Collaborative Agreements” below for our revenue recognition policies for payments received under collaborative agreements.

Costs and Expenses

Cost of Product Sales. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, and freight costs associated with the sales of API for ICSI Cumulase and API for Hylenex recombinant. Cost of product sales also consists of the write-down of obsolete inventory.

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

Since our inception in 1998 through September 30, 2011, we have incurred research and development expenses of $244.1 million. From January 1, 2008 through September 30, 2011, approximately 28% and 16% of our research and development expenses were associated with the development of our ultrafast insulin and PEGPH20 product candidates, respectively. Research and development expenses incurred for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended September 30,
Programs	2011	2010
Product Candidates:
Ultrafast Insulin	$14,926,849	$9,654,004
PEGPH20	5,833,649	5,389,602
HTI-501	3,368,582	3,534,908
HYLENEX	2,638,597	1,157,212

Enhanze partnerships	5,054,061	6,058,343
rHuPH20 platform (1)	8,917,103	5,888,249
Other	1,908,424	4,158,157

Total research and development expenses	$42,647,265	$35,840,475

(1)	Includes research, development and manufacturing expenses related to rHuPH20 that were not allocated to a specific program at the time the expenses were incurred.

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

Selling, General and Administrative. Selling, general and administrative, or SG&A, expenses consist primarily of compensation and other expenses related to our corporate operations and administrative employees, accounting and legal expenses, other professional services expenses, marketing expenses, as well as other expenses associated with operating as a publicly traded company.

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

Prior to the termination of the Hylenex Partnership with Baxter in January 2011, we supplied Baxter with API for Hylenex recombinant at our fully burdened cost plus a margin. Baxter filled and finished Hylenex recombinant and held it for subsequent distribution, at which time we ensured it met product specifications and released it as available for sale. Because of our continued involvement in the development and production process of Hylenex recombinant, the earnings process was not considered to be complete. Accordingly, we deferred the revenue and related product costs on the API for Hylenex recombinant until the product was filled, finished, packaged and released. Baxter could only return the API for Hylenex recombinant to us if it did not conform to the specified criteria set forth in the Hylenex Partnership or upon termination of such agreement.

Effective January 7, 2011, we and Baxter mutually agreed to terminate the Hylenex Partnership and the associated agreements. On July 18, 2011, we and Baxter entered into the Transition Agreement setting forth the transfer of certain rights, data and assets by Baxter to us during a transition period. Pursuant to the terms of the Transition Agreement, Baxter no longer has the right to return Hylenex recombinant API previously delivered to Baxter. Accordingly, we recognized approximately $991,000 of deferred revenue related to such Hylenex recombinant API as product sales revenue during the three months ended September 30, 2011.

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

Roche Partnership

In December 2006, we and Roche entered into the Roche Partnership, under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of our proprietary rHuPH20 enzyme and up to thirteen Roche target compounds resulting from the partnership. Under the terms of the Roche Partnership, Roche paid $20.0 million as an initial upfront license fee for the application of rHuPH20 to three pre-defined Roche biologic targets. Due to our continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), revenues from the upfront payment, exclusive designation fees and annual license maintenance fees were deferred and are being recognized over the term of the Roche Partnership. Roche may pay us further payments which could potentially reach a value of up to $111.0 million for the initial three exclusive targets upon achievement of specified clinical, regulatory and sales-based milestones

Under the terms of the Roche Partnership, Roche will also pay us royalties on product sales for these first three targets. Through September 30, 2011, Roche has elected two additional exclusive targets. In 2010, Roche did not pay the annual license maintenance fee on five target slots. As a result, Roche has an option to select only three additional targets under the Roche partnership agreement, provided that Roche continues to pay annual exclusivity maintenance fees to us. For each of the additional five targets, Roche may pay us further upfront and milestone payments of up to $47.0 million per target, as well as royalties on product sales for each of these additional five targets. Additionally, Roche will obtain access to our expertise in developing and applying rHuPH20 to Roche targets.

We have determined that the clinical and regulatory milestones are substantive; therefore, we expect to recognize such clinical and regulatory milestone payments as revenue upon achievement. Given the challenges inherent in developing and obtaining approval for pharmaceutical and biologic products, there was substantive uncertainty whether any of the clinical and regulatory milestones would be achieved at the time the Roche Partnership was entered into. In addition, we have determined that the sales-based milestone payments are similar to royalty payments; therefore, we will recognize such sales-based milestone payments as revenue upon achievement of the milestone. In the three and nine months ended September 30, 2011, we recognized zero and $5.0 million, respectively, as revenue under collaborative agreements in accordance with the Milestone Method related to the achievement of certain clinical milestones pursuant to the terms of the Roche Partnership.

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

We have determined that the regulatory milestones are substantive; therefore, we expect to recognize such regulatory milestone payments as revenue upon achievement. Given the challenges inherent in developing and obtaining approval for pharmaceutical and biologic products, there was substantive uncertainty whether any of the regulatory events would be achieved at the time the Gammagard Partnership was entered into. In addition, we have determined that sales-based milestone payments are similar to royalty payments and, therefore, will be recognized as revenue upon achievement of the milestone. In the three and nine months ended September 30, 2011, we recognized zero and $3.0 million payment as revenue under collaborative agreements in accordance with the Milestone Method related to the achievement of a regulatory milestone pursuant to the terms of the Gammagard Partnership.

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

In accordance with ASU No. 2009-13, we identified the deliverables at the inception of the ViroPharma and Intrexon Partnerships which are the license, research and development services and API supply. We have determined that the license, research and development services and API supply individually represent separate units of accounting, because each deliverable has standalone value. The estimated selling prices for these units of accounting was determined based on market conditions, the terms of comparable collaborative arrangements for similar technology in the pharmaceutical and biotech industry and entity-specific factors such as the terms of our previous collaborative agreements, our pricing practices and pricing objectives and the nature of the research and development services to be performed for the partners. The arrangement consideration was allocated to the deliverables based on the relative selling price method. Based on the results of our analysis, we determined that the upfront payment was earned upon the granting of the worldwide exclusive right to our technology to the collaborator in both the ViroPharma Partnership and Intrexon Partnership. However, the amount of allocable arrangement consideration is limited to amounts that are fixed or determinable; therefore, the amount allocated to the license was only to the extent of cash received. As a result, we recognized the $9.0 million upfront license fee received under the ViroPharma Partnership and $9.0 million upfront license fee received under the Intrexon Partnership as revenues under collaborative agreements upon the receipt of such upfront license fees in the three months ended June 30, 2011.

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

We are eligible to receive additional cash payments upon the achievement by the partners of specified development, regulatory and sales-based milestones. We have determined that each of the development and regulatory milestones is substantive; therefore, we expect to recognize such development and regulatory milestone payments as revenue under collaborative agreements upon achievement in accordance with the Milestone Method. Given the challenges inherent in developing and obtaining approval for pharmaceutical and biologic products, there was substantive uncertainty whether any of the development and regulatory milestones would be met at the time these partnerships were entered into, and the milestones are based in part on the occurrence of a separate outcome resulting from our performance. In addition, we have determined that the sales-based milestone payment is similar to a royalty payment; therefore, we will recognize the sales-based milestone payment as revenue upon achievement of the milestone because we have no future performance obligations associated with the milestone. In the three months ended September 30, 2011, we recognized the $3.0 million payment from ViroPharma as revenue under collaborative agreements in accordance with the Milestone Method related to the achievement of a regulatory milestone pursuant to the terms of the ViroPharma Partnership.

Hylenex Partnership

Under the terms of the Hylenex Partnership, Baxter paid us a nonrefundable upfront payment of $10.0 million in 2007. Due to our continuing involvement obligations (for example, support activities associated with rHuPh20 enzyme), the $10.0 million upfront payment was deferred and was being recognized over the term of the Hylenex Partnership. In addition, we received product-based payments upon the sale of Hylenex recombinant by Baxter, in accordance with the terms of the Hylenex Partnership. Baxter had prepaid $10.0 million of non-refundable product-based payments. Revenues from product-based payments were recognized based on Baxter’s shipments of Hylenex recombinant to its distributors when such amounts could be reasonably estimated. The prepaid product-based payments were initially deferred and were being recognized as product sales revenue as we earned such revenue from the sales of Hylenex recombinant by Baxter.

On January 7, 2011, we and Baxter mutually agreed to terminate the Hylenex Partnership and associated agreements. In June 2011, we entered into a commercial manufacturing and supply agreement with Baxter, under which Baxter will fill and finish Hylenex recombinant for us. On July 18, 2011, we and Baxter entered into the Transition Agreement setting forth the transfer of certain rights, data and assets by Baxter to us during a transition period. Effective July 18, 2011, we have no future performance obligations to Baxter in connection with the Hylenex Partnership. Therefore, we recognized as revenues under collaborative agreements approximately $7.6 million relating to the unamortized deferred upfront payment and approximately $9.3 million relating to the unamortized deferred product-based payments during the quarter ended September 30, 2011. The termination of these agreements does not affect the other relationships between the parties, including the application of our Enhanze Technology to Baxter’s GAMMAGARD LIQUID.

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

Inventory

Inventory consists of raw materials used in production, work in process and finished goods inventory on hand related to our Hylenex recombinant and ICSI Cumulase products. Inventory is valued at lower of cost or market (net realizable value) using the first-in, first-out method. Inventory is reviewed periodically for slow-moving or obsolete status. To the extent that its net realizable value is lower than cost, an impairment would be recorded. As of December 31, 2010, the reserve for Hylenex recombinant API inventory obsolescence was approximately $875,000. There was no such reserve as of September 30, 2011.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Product Sales – Product sales were $1.2 million for the three months ended September 30, 2011 compared to $98,000 for the three months ended September 30, 2010. The increase of $1.1 million was primarily due to the recognition of approximately $991,000 of deferred revenue in the three months ended September 30, 2011, related to API for Hylenex recombinant previously delivered to Baxter, because the earnings process related to these product sales was complete in the three months ended September 30, 2011. Based on the termination of the Hylenex Partnership in January 2011, we expect only product sales of API for ICSI Cumulase in future periods until Hylenex recombinant is reintroduced to the market. We expect to reintroduce Hylenex recombinant by the end of 2011.

Revenues Under Collaborative Agreements – Revenues under collaborative agreements for the three months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Increase (Decrease)
	2011	2010	Amount	Percent

Amortization of deferred upfront, license fees and product-based payments:
Baxter	$17,027,136	$237,333	$16,789,803	7074%
Roche	491,286	457,803	33,483	7%

	17,518,422	695,136	16,823,286	2420%

Milestone payment from ViroPharma	3,000,000	-	3,000,000	100%

Reimbursements for research and development services:
Baxter	399,297	850,892	(451,595)	(53%)
Roche	559,756	1,692,379	(1,132,623)	(67%)
ViroPharma	273,050	-	273,050	100%
Other	35,000	60,000	(25,000)	(42%)

	1,267,103	2,603,271	(1,336,168)	(51%)

Total revenues under collaborative agreements	$21,785,525	$3,298,407	$18,487,118	560%

Pursuant to the terms of the Transition Agreement between us and Baxter, signed on July 18, 2011, we have no future performance obligations to Baxter in connection with the Hylenex Partnership. Accordingly, we recognized approximately $9.3 million related to the deferred prepaid product-based payments and approximately $7.6 million related to the deferred upfront payment under the Hylenex Partnership in the three months ended September 30, 2011. The decrease in reimbursements for research and development services was due to the decrease in services requested by the partners. Research and development services rendered by us on behalf of our partners are at the request of the partners; therefore, the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our partners’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.

Cost of Product Sales – Cost of product sales were $12,000 for the three months ended September 30, 2011 compared to $7,000 for the three months ended September 30, 2010. Based on the termination of the Hylenex Partnership in January 2011, we expect only cost of product sales of API for ICSI Cumulase in future periods until Hylenex recombinant is reintroduced to the market.

Research and Development – Research and development expenses were $13.5 million for the three months ended September 30, 2011 compared to $12.4 million for the three months ended September 30, 2010. The increase of $1.1 million, or 9%, was primarily due to a $1.4 million increase in manufacturing activities and a $551,000 increase in clinical trial activities mainly supporting our PEGPH20 program. These increases were partially offset by a $694,000 decrease in compensation cost mainly due to the reduction in force in October 2010. We expect research and development costs to increase slightly in future periods as we continue with our clinical trial programs and continue to develop and manufacture our product candidates.

Selling, General and Administrative – SG&A expenses were $4.3 million for the three months ended September 30, 2011 compared to $3.4 million for the three months ended September 30, 2010. The increase of $889,000, or 26%, was primarily due to increases of $216,000 in marketing expenses, $263,000 in legal expenses and

$232,000 in stock-based compensation mainly due to the grants of restricted stock awards and restricted stock units to certain employees in May 2011. In connection with our plan to reintroduce Hylenex recombinant by the end of 2011, we expect SG&A expenses to increase in future periods as we plan to increase sales and marketing activities.

Interest and Other Income, net – Interest and other income, net consisted of interest income of $12,000 for the three months ended September 30, 2011 compared to $23,000 for the three months ended September 30, 2010. The decrease in interest income was primarily due to lower interest rates, offset in part by higher average cash and cash equivalent balances, in 2011 as compared to the same period in 2010.

Net Income (Loss) – Net income for the three months ended September 30, 2011 was $5.2 million, or $0.05 per basic and diluted common share, compared to a net loss of ($12.4) million, or ($0.13) per basic and diluted common share for the three months ended September 30, 2010. The increase in net income was primarily due to the recognition of deferred upfront license fees, deferred product-based payments and deferred product sales in connection with the termination of the Hylenex Partnership totaling $17.9 million in the three months ended September 30, 2011. In addition, we received a $3.0 million milestone payment under the ViroPharma Partnership that was earned in the three months ended September 30, 2011. The increase in net income was offset in part by an increase in operating expenses in 2011 as compared to the same period in 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Product Sales – Product sales were $1.5 million for the nine months ended September 30, 2011 compared to $695,000 for the nine months ended September 30, 2010. The increase of $792,000 was primarily due to the recognition of $991,000 of deferred revenues related to API for Hylenex recombinant previously delivered to Baxter in the nine months ended September 30, 2011, because the earnings process related to these product sales was complete in July 2011 pursuant to the terms of the Transition Agreement between us and Baxter, signed on July 18, 2011. Based on the termination of the Hylenex Partnership in January 2011, we expect only product sales of API for ICSI Cumulase in future periods until Hylenex recombinant is reintroduced to the market. We expect to reintroduce Hylenex recombinant by the end of 2011.

Revenues Under Collaborative Agreements – Revenues under collaborative agreements for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended September 30,		Increase (Decrease)
	2011	2010	Amount	Percent
Upfront payments and amortization of deferred upfront, license fees and product-based payments:
Baxter	$17,501,802	$786,597	$16,715,205	2125%
ViroPharma	9,000,000	-	9,000,000	100%
Intrexon	9,000,000	-	9,000,000	100%
Roche	1,473,858	1,517,304	(43,446)	(3%)

	36,975,660	2,303,901	34,671,759	1505%

Milestone payments:
Roche	5,000,000	-	5,000,000	100%
Baxter	3,000,000	-	3,000,000	100%
ViroPharma	3,000,000	-	3,000,000	100%

	11,000,000	-	11,000,000	100%

Reimbursements for research and development services:
Baxter	949,360	3,268,340	(2,318,980)	(71%)
Roche	2,929,772	3,473,660	(543,888)	(16%)
ViroPharma	276,535	-	276,535	100%
Others	56,120	310,250	(254,130)	(82%)

	4,211,787	7,052,250	(2,840,463)	(40%)

Total revenues under collaborative agreements	$52,187,447	$9,356,151	$42,831,296	458%

Pursuant to the terms of the Transition Agreement between us and Baxter, signed on July 18, 2011, we have no future performance obligations to Baxter in connection with the Hylenex Partnership. Accordingly, we recognized approximately $9.3 million related to the deferred prepaid product-based payments and approximately $7.6 million related to the deferred upfront payment under the Hylenex Partnership in the three months ended September 30, 2011. The decrease in reimbursements for research and development services was due to the decrease in services requested by the partners. Research and development services rendered by us on behalf of our partners are at the partners’ request; therefore, the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our partners’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.

Cost of Product Sales – Cost of product sales were $202,000 for the nine months ended September 30, 2011 compared to $96,000 for the nine months ended September 30, 2010. The increase of $106,000, or 110%, is mainly due to the write-off of obsolete API for Hylenex recombinant inventory. Based on the termination of the Hylenex Partnership in January 2011, we expect only cost of product sales of API for ICSI Cumulase in future periods until Hylenex recombinant is reintroduced to the market.

Research and Development – Research and development expenses were $42.6 million for the nine months ended September 30, 2011 compared to $35.8 million for the nine months ended September 30, 2010. The increase of

$6.8 million, or 19%, was primarily due to a $9.2 million increase in clinical trial activities mainly supporting our ultrafast insulin and PEGPH20 programs and a $3.3 million increase in manufacturing activities. These increases were offset in part by a $3.9 million decrease in compensation costs mainly due to the reduction in force in October 2010 and an $862,000 decrease in research supplies. We expect research and development costs to increase slightly in future periods as we continue with our clinical trial programs and continue to develop and manufacture our product candidates.

Selling, General and Administrative – SG&A expenses were $12.2 million for the nine months ended September 30, 2011 compared to $10.5 million for the nine months ended September 30, 2010. The increase of $1.7 million, or 16%, was primarily due to increases of $797,000 in marketing expenses and $335,000 in legal expenses. In connection with our plan to reintroduce Hylenex recombinant by the end of 2011, we expect SG&A expenses to increase in future periods as we plan to increase sales and marketing activities.

Interest and Other Income, net – Interest and other income, net consisted primarily of interest income of $56,000 for the nine months ended September 30, 2011 compared to $32,000 for the nine months ended September 30, 2010. The increase in interest income was primarily due to higher average cash and cash equivalent balances and investing in higher interest rate investments in 2011 as compared to the same period in 2010.

Net Loss – Net loss for the nine months ended September 30, 2011 was $1.4 million, or $0.01 per common share, compared to net loss of $36.3 million, or $0.39 per common share for the nine months ended September 30, 2010. The decrease in net loss was primarily due to an increase in revenues under collaborative agreements resulting from $18.0 million of upfront license fees we received from the ViroPharma and Intrexon Partnerships and $11.0 million in milestone payments from Roche, Baxter and ViroPharma which were earned in the nine months ended September 30, 2011. The increase was also due to the recognition of deferred upfront license fees, deferred product-based payments and deferred product sales in connection with the termination of the Hylenex Partnership totaling $17.9 million in the three months ended September 30, 2011. The decrease in net loss was offset in part by an increase in operating expenses in 2011 as compared to the same period in 2010.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing cash and cash equivalents. As of September 30, 2011, we had cash and cash equivalents of approximately $66.3 million. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements will depend on the success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and other commercialization activities.

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

Cash Flows

Net cash used in operations was $20.8 million during the nine months ended September 30, 2011 compared to $38.0 million of net cash used in operations during the nine months ended September 30, 2010. This change was primarily due to the decrease in net loss of $35.0 million adjusted for non-cash items including stock-based compensation and depreciation and amortization in addition to changes in working capital. The decrease in net loss after adjustments for non-cash items was mainly due to the receipts of $18.0 million in upfront license fees from the ViroPharma and Intrexon Partnerships and milestone payments totaling $8.0 million received from Roche and Baxter; offset in part by an increase in R&D and SG&A expenses.

Net cash used in investing activities was $272,000 during the nine months ended September 30, 2011 compared to $316,000 during the nine months ended September 30, 2010. This was primarily due to a decrease in purchases of property and equipment during 2011.

Net cash provided by financing activities was $4.1 million during the nine months ended September 30, 2011 compared to $60.7 million during the nine months ended September 30, 2010. Net cash provided by financing activities in 2011 consisted of net proceeds from stock option exercises. Net cash provided by financing activities in 2010 primarily consisted of $60.0 million in net proceeds from the sale of our common stock in September 2010 and $737,000 in net proceeds from stock option exercises.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

In June 2011, we entered into a lease agreement or the 11404/11408 Lease, with BMR-Sorrento Plaza LLC, or BMR-Sorrento, for the 11404 Property and 11408 Property commencing in January 2013 through January 2018. Pursuant to the terms of the 11404/11408 Lease, the initial monthly rent payment is approximately $71,000 net of costs and property taxes associated with the operation and maintenance of the leased facilities, commencing in January 2013 and is subject to approximately 2.5% annual increases each year throughout the term of the 11404/11408 Lease.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies — Adoption of Recent Accounting Pronouncements and Pending Adoption of Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements for discussions of new accounting pronouncements and their effect, if any, on us.

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

Relative to expenses incurred in our operations, we have generated only minimal revenue from product sales, licensing fees and milestone payments to date and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, licensing fees and/or milestone payments, we expect to incur significant operating losses over the next few years. We have never been profitable, and we may never become profitable. Through September 30, 2011, we have incurred aggregate net losses of approximately $226.6 million.

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

For example, Hylenex recombinant was voluntarily recalled in May 2010 because a portion of the Hylenex recombinant manufactured by Baxter was not in compliance with the requirements of the underlying Hylenex recombinant agreements. In January 2011, we and Baxter mutually agreed to terminate the Hylenex Partnership and we reacquired all rights to Hylenex recombinant. During the second quarter of 2011, we submitted the data that the FDA had requested to support the reintroduction of Hylenex recombinant. The FDA has approved the submitted data and has granted the reintroduction of Hylenex recombinant. We expect to reintroduce Hylenex recombinant by the end of 2011.

Most of our current proprietary and partnered products and product candidates rely on the rHuPH20 enzyme.

The rHuPH20 enzyme is a key technological component of Enhanze Technology, our ultrafast insulin program, our PEGPH20 program, Hylenex recombinant and other proprietary and partnered products and product candidates. An adverse development for rHuPH20 (e.g., an adverse regulatory determination relating to rHuPH20, we are unable to obtain sufficient quantities of rHuPH20, we are unable to obtain or maintain material proprietary rights to rHuPH20 or we discover negative characteristics of rHuPH20) would substantially impact multiple areas of our business, including current and potential partnerships, as well as proprietary programs.

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

We rely on third parties to store and ship API on our behalf and to also prepare, fill, finish and package our products and product candidates prior to their distribution. If we are unable to locate third parties to perform these functions on terms that are acceptable to us, or if the third parties we identify fail to perform their obligations, the progress of clinical trials could be delayed or even suspended and the commercialization of approved product candidates could be delayed or prevented. For example, Hylenex recombinant was voluntarily recalled in May 2010 because a portion of the Hylenex recombinant manufactured by Baxter was not in compliance with the requirements of the underlying Hylenex recombinant agreements. During the second quarter of 2011, we submitted the data that the FDA had requested to support the reintroduction of Hylenex recombinant. The FDA has approved the submitted data and has granted the reintroduction of Hylenex recombinant. We expect to reintroduce Hylenex recombinant by the end of 2011. In June 2011, we entered into a commercial manufacturing and supply agreement with Baxter, under which Baxter will fill, finish and package Hylenex recombinant product for us. Any delay in manufacturing Hylenex recombinant by Baxter would likely delay our ability to reintroduce the product by the end of 2011. Under our commercial manufacturing and supply agreement with Baxter, Baxter has agreed to fill and finish Hylenex recombinant product for us for a limited period of time. The initial term of the commercial manufacturing and supply agreement with Baxter expires on December 31, 2012 and is renewable for one additional year. In June 2011, we entered into a services agreement with a third party manufacturer for the technology transfer of Hylenex recombinant manufacture. While we expect to enter into a commercial manufacturing and supply agreement with a new manufacturer of Hylenex recombinant, if we are unable to find a suitable manufacturer of Hylenex recombinant prior to the expiration of the commercial manufacturing and supply agreement with Baxter or if a new manufacturer encounters difficulties in the manufacture, fill, finish or packaging of Hylenex recombinant, our business and financial condition could be adversely effected.

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

We may not be successful in marketing and promoting our existing product, Hylenex recombinant, product candidates or any other products we develop or acquire in the future. Our sales, marketing and distribution capabilities are very limited. In order to commercialize any products successfully, we must internally develop substantial sales, marketing and distribution capabilities or establish collaborations or other arrangements with third parties to perform these services. We do not have extensive experience in these areas, and we may not be able to establish adequate in-house sales, marketing and distribution capabilities or engage and effectively manage relationships with third parties to perform any or all of such services. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, whose efforts may not meet our expectations or be successful. These third parties would be largely responsible for the speed and scope of sales and marketing efforts, and may not dedicate the resources necessary to maximize product opportunities. Our ability to cause these third parties to increase the speed and scope of their efforts may also be limited. In addition, sales and marketing efforts could be negatively impacted by the delay or failure to obtain additional supportive clinical trial data for our products. In some cases, third party partners are responsible for conducting these additional clinical trials and our ability to increase the efforts and resources allocated to these trials may be limited. For example, in January 2011 we and Baxter mutually agreed to terminate the Hylenex Partnership and the associated agreements.

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

For example, Hylenex recombinant was voluntarily recalled in May 2010 because a portion of the HYLENEX manufactured by Baxter was not in compliance with the requirements of the underlying Hylenex recombinant agreements. During the second quarter of 2011, we submitted the data that the FDA had requested to support the reintroduction of Hylenex recombinant. The FDA has approved the submitted data and has granted the reintroduction of Hylenex recombinant. We expect to reintroduce Hylenex recombinant by the end of 2011.

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

Our success depends on the performance of key management and scientific employees with biotechnology experience. Given our relatively small staff size relative to the number of programs currently under development, we depend substantially on our ability to hire, train, motivate and retain high quality personnel, especially our scientists and management team. If we are unable to retain existing personnel or identify or hire additional personnel, we may not be able to research, develop, commercialize or market our products and product candidates as expected or on a timely basis and we may not be able to adequately support current and future alliances with strategic partners.

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

We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low sales prices of our common stock during the twelve months ended September 30, 2011 were $8.31 and $5.54, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q, in the annual report on Form 10-K for the year ended December 31, 2010 and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

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

Patent protection for protein-based therapeutic products is highly uncertain and involves complex legal and factual questions. In recent years, there have been significant changes in patent law, including the legal standards that govern the scope of protein and biotechnology patents. Standards for patentability of full-length and partial genes, and their corresponding proteins, are changing. Recent court decisions have made it more difficult to obtain patents, by making it more difficult to satisfy the requirement of non-obviousness, have decreased the availability of injunctions against infringers, and have increased the likelihood of challenging the validity of a patent through a declaratory judgment action. Taken together, these decisions could make it more difficult and costly for us to obtain, license and enforce our patents. In addition, the Leahy-Smith America Invents Act (HR 1249) was signed into law in September 2011, which among other changes to the U.S. patent laws, changes patent priority from “first to invent” to “first to file,” implements a post-grant opposition system for patents and provides for a prior user defense to infringement. These judicial and legislative changes have introduced significant uncertainty in the patent law landscape and may potentially negatively impact our ability to procure, maintain and enforce patents to provide exclusivity for our products.

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

Our proprietary and partnered products have numerous competitors in the United States and abroad including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that have developed competing products. Pending the reintroduction of Hylenex recombinant, the competitors for Hylenex recombinant will include, but are not limited to ISTA Pharmaceuticals, Inc. and Amphastar Pharmaceuticals, Inc. among others. For our analog insulin with rHuPH20 product candidates, such competitors may include Biodel Inc., Novo Nordisk Inc. and Mannkind Corporation. These competitors may develop technologies and products that are more effective, safer, or less costly than our current or future proprietary and partnered product candidates or that could render our technologies and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risks during the three months ended September 30, 2011. For additional information on market risks, refer to “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In May 2010, the Company delivered a notice of breach to Baxter due to Baxter’s failure to provide Hylenex recombinant in accordance with the terms of the Hylenex Partnership. Baxter had contested the claims made in our initial notice of breach and asserted their own breach claims against us. Pursuant to the terms of the Transition Agreement, signed on July 18, 2011, Baxter’s breach claims against us were discharged.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   (Removed and Reserved)

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits

Exhibit	Title

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Halozyme Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as block of text*.

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

Halozyme Therapeutics, Inc.,
a Delaware corporation

Dated: November 8, 2011	/s/ Gregory I. Frost, Ph.D.
Gregory I. Frost, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2011	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Vice President, Secretary and Chief Financial Officer
(Principal Financial and Accounting Officer)