Form 10-Q
period 2012-06-30
HALOZYME THERAPEUTICS INC
filed 2012-08-09
CIK 1159036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 112,692,432 as of August 2, 2012.

HALOZYME THERAPEUTICS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HALOZYME THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$102,041,617	$52,825,527
Accounts receivable, net	5,687,096	2,262,465
Inventories	1,783,894	567,263
Prepaid expenses and other assets	10,218,468	8,332,242

Total current assets	119,731,075	63,987,497
Property and equipment, net	2,016,809	1,771,048

Total Assets	$121,747,884	$65,758,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,087,432	$7,556,859
Accrued expenses	7,529,322	5,615,574
Deferred revenue, current portion	6,530,834	4,129,407

Total current liabilities	16,147,588	17,301,840
Deferred revenue, net of current portion	35,506,951	36,754,583
Deferred rent, net of current portion	859,027	802,006

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock – $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $0.001 par value; 150,000,000 shares authorized; 112,688,597 and 103,989,272 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	112,689	103,990
Additional paid-in capital	343,283,575	255,817,772
Accumulated deficit	(274,161,946)	(245,021,646)

Total stockholders’ equity	69,234,318	10,900,116

Total Liabilities and Stockholders’ Equity	$121,747,884	$65,758,545

Note:	The condensed consolidated balance sheet at December 31, 2011 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
Product sales, net	$524,942	$165,470	$712,353	$330,919
Revenues under collaborative agreements	7,232,233	23,023,478	14,485,001	30,401,922

Total revenues	7,757,175	23,188,948	15,197,354	30,732,841

Operating expenses:
Cost of product sales	143,120	178,235	213,881	189,952
Research and development	16,081,729	15,347,116	31,972,838	29,132,913
Selling, general and administrative	5,580,424	4,567,666	12,199,131	7,973,632

Total operating expenses	21,805,273	20,093,017	44,385,850	37,296,497

Operating income (loss)	(14,048,098)	3,095,931	(29,188,496)	(6,563,656)

Interest and other income, net	26,979	20,357	48,196	44,226

Net income (loss)	$(14,021,119)	$3,116,288	$(29,140,300)	$(6,519,430)

Basic and diluted net income (loss) per share	$(0.13)	$0.03	$(0.27)	$(0.06)

Shares used in computing net income (loss) per share:
Basic	112,063,665	102,671,410	109,826,589	101,804,887

Diluted	112,063,665	104,393,835	109,826,589	101,804,887

Comprehensive income (loss)	$(14,021,119)	$3,116,288	$(29,140,300)	$(6,519,430)

See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net loss	$(29,140,300)	$(6,519,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,439,980	2,158,970
Depreciation and amortization	509,995	612,931
Gain on disposal of equipment	(6,988)	(656)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,424,631)	(2,167,524)
Inventories	(1,216,631)	109,573
Prepaid expenses and other assets	(1,886,226)	19,644
Accounts payable and accrued expenses	(3,601,463)	(1,083,350)
Deferred rent	59,686	(14,800)
Deferred revenue	1,153,795	(468,486)

Net cash used in operating activities	(33,112,783)	(7,353,128)

Investing activities:
Purchases of property and equipment	(705,649)	(232,562)

Net cash used in investing activities	(705,649)	(232,562)

Financing activities:
Proceeds from issuance of common stock, net	81,476,845	—
Proceeds from exercise of stock options and restricted stock units, net	1,557,677	3,446,547

Net cash provided by financing activities	83,034,522	3,446,547

Net increase (decrease) in cash and cash equivalents	49,216,090	(4,139,143)
Cash and cash equivalents at beginning of period	52,825,527	83,255,848

Cash and cash equivalents at end of period	$102,041,617	$79,116,705

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable for purchases of property and equipment	$43,119	$28,453

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

Adoption of Recent Accounting Pronouncements

Effective January 1, 2012, we adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income and ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-5. In these updates, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in these updates are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU Nos. 2011-05 and 2011-12 did not have a material impact on our consolidated financial position or results of operations. We have presented comprehensive income (loss) in our condensed consolidated statements of comprehensive income (loss).

Effective January 1, 2012, we prospectively adopted the FASB’s ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-04 did not have a material effect on our consolidated financial position or results of operations.

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

We expense costs relating to the purchase and production of pre-approval inventories for which the sole use is pre-approval products as research and development expense in the period incurred until such time as we believe future commercialization is probable and future economic benefit is expected to be realized. For products that have been approved by regulatory bodies such as the U.S. Food and Drug Administration (“FDA”), inventories used in clinical trials are expensed at the time the inventories are packaged for the clinical trials. Prior to receiving approval from the FDA or comparable regulatory agencies in foreign countries, costs related to purchases of the active pharmaceutical ingredients (“API”) and the manufacturing of the product candidate are recorded as research and development expense. All direct manufacturing costs incurred after approval are capitalized as inventory.

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

Product Sales – Hylenex recombinant was approved for marketing by the FDA in December 2005. From 2005 through January 7, 2011, Baxter had the worldwide market rights for Hylenex recombinant under the terms of the Hylenex Partnership. Baxter commercially launched Hylenex recombinant in October 2009. However, Hylenex recombinant was voluntarily recalled in May 2010 because a portion of the product manufactured by Baxter was not in compliance with the requirements of the underlying partnership. Effective January 7, 2011, we and Baxter mutually agreed to terminate the Hylenex Partnership. During the second quarter of 2011, we submitted the data that the FDA had requested to support the reintroduction of Hylenex recombinant to the market. The FDA approved the submitted data and granted the reintroduction of Hylenex recombinant.

In December 2011, we reintroduced Hylenex recombinant to the market, shipped initial orders to our wholesaler customers and began promoting Hylenex recombinant through our sales force. We sell Hylenex recombinant in the United States to wholesale pharmaceutical distributors, who sell the product to hospitals and other end-user customers. The wholesale distributors take title to the product, bear the risk of loss of ownership and have economic substance to the inventory. Further, we have no significant obligations for future performance to generate pull-through sales; however, we do allow the wholesale distributors to return product that is damaged or received in error. In addition, we allow for product to be returned beginning six months prior to and ending twelve months following product expiration.

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

Chargebacks. We provide discounts to end-user members of certain group purchasing organizations (“GPO”) under collective purchasing contracts between us and the GPOs. We also provide discounts to certain hospitals who are members of the GPOs with which we do not have contracts. The end-user members purchase products from the wholesale distributors at a contracted discounted price, and the wholesale distributors then charge back to us the difference between the current retail price and the price the end users paid for the product. Given our lack of historical sales data, we recognize chargebacks in the same period the related product sales revenue is recognized and reduce our accounts receivable accordingly. A GPO fee we incur for these transactions is also recorded in the same period the related product sales revenue is recognized and is included in accrued expenses.

Product Returns. The product returns reserve is based on management’s best estimate of the product sales recognized as revenue during the period that are anticipated to be returned. The product returns reserve is recorded as a reduction of product sales revenue in the same period the related product sales revenue is recognized and is included in accrued expenses.

Revenues under Collaborative Agreements – We have entered into license and collaboration agreements under which the collaborative partners obtained worldwide exclusive rights for the use of our proprietary rHuPH20 enzyme in the development and commercialization of the partners’ biologic compounds. The collaborative agreements contain multiple elements, including nonrefundable payments at the inception of the arrangements, license fees, exclusivity fees, payments based on achievement of specified milestones designated in the collaborative agreements, reimbursements of research and development services, payments for supply of rHuPH20 API for the partner and/or royalties on sales of products resulting from collaborative agreements. We analyze each element of the collaborative agreements and consider a variety of factors in determining the appropriate method of revenue recognition of each element.

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

Nonrefundable upfront license fee payments are recognized upon delivery of the license if facts and circumstances dictate that the license has standalone value from the undelivered items, which generally include research and development services and the manufacture of rHuPH20 API, the relative selling price allocation of the license is equal to or exceeds the upfront license fee, persuasive evidence of an arrangement exists, our price to the partner is fixed or determinable and collectability is reasonably assured. Upfront license fee payments are deferred if facts and circumstances dictate that the license does not have standalone value. The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period.

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

Research and Development Expenses

Research and development expenses include salaries and benefits, facilities and other overhead expenses, external clinical trial expenses, research related manufacturing services, contract services and other outside expenses. Research and development expenses are charged to operations as incurred when these expenditures relate to our research and development efforts and have no alternative future uses.

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

Share-Based Compensation

Total share-based compensation expense related to all of our share-based awards was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Research and development	$1,238,712	$653,590	$2,365,996	$1,054,276
Selling, general and administrative	1,046,340	574,308	2,073,984	1,104,694

Share-based compensation expense	2,285,052	$1,227,898	4,439,980	$2,158,970

Share-based compensation expense per basic and diluted share	$0.02	$0.01	$0.04	$0.02

Share-based compensation expense from:
Stock options	$1,192,677	$806,037	$2,326,248	$1,512,650
Restricted stock awards and restricted stock units	1,092,375	421,861	2,113,732	646,320

	$2,285,052	$1,227,898	$4,439,980	$2,158,970

Since we have a net operating loss carryforward as of June 30, 2012, no excess tax benefits for the tax deductions related to share-based awards were recognized in the interim unaudited condensed consolidated statements of comprehensive loss. For the three and six months ended June 30, 2012, employees exercised stock options to purchase 77,013 and 419,222 shares of common stock, respectively, for aggregate proceeds of approximately $257,000 and $1.9 million, respectively. For the three and six months ended June 30, 2011, employees exercised stock options to purchase 1,222,420 and 2,675,062 shares of common stock, respectively, for aggregate proceeds of approximately $2.2 million and $4.1 million, respectively, of which approximately $616,000 was received in July 2011. In addition, for the three and six months ended June 30, 2012, upon vesting of 128,000 restricted stock units (“RSUs”), the RSU holders received net settlement of 81,070 shares of common stock and surrendered 46,930 RSUs to pay for the minimum withholding taxes totaling $347,000. There were no RSUs vested for the three and six months ended June 30, 2011.

As of June 30, 2012, total unrecognized estimated compensation cost related to non-vested stock options and non-vested restricted stock awards and restricted stock units granted prior to that date was approximately $10.7 million and $7.7 million, respectively, which is expected to be recognized over a weighted-average period of approximately 2.9 years and 3.8 years, respectively.

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

Our financial instruments include cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses. The carrying amounts of financial instruments approximate their fair values due to their short maturities. Cash equivalents of approximately $98.0 million and $51.8 million at June 30, 2012 and December 31, 2011, respectively, are carried at fair value and are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices for identical securities. We have no instruments that are classified within Level 2 and Level 3.

Segment Information

We operate our business in one segment, which includes all activities related to the research, development and commercialization of human enzymes that either transiently modify tissue to facilitate injection of other therapies or correct diseased tissue structures for clinical benefit. This segment also includes revenues and expenses related to (i) research and development activities conducted under our collaborative agreements with third parties and (ii) product sales of Hylenex recombinant. The chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment.

3.	Collaborative Agreements

Roche Partnership

In December 2006, we and Roche entered into a license and collaborative agreement under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 and up to thirteen Roche target compounds (the “Roche Partnership”). As of June 30, 2012, Roche has elected a total of five exclusive targets and retains the option to develop and commercialize rHuPH20 with three additional targets, provided that Roche continues to pay annual maintenance fees to us. As of June 30, 2012, we have received $57 million from Roche, including the $20 million upfront license fee payment for the application of rHuPH20 to the initial three Roche exclusive targets, $20 million in connection with Roche’s election of two additional exclusive targets and annual license maintenance fees for the right to designate the remaining targets as exclusive targets, $13 million in clinical development milestone payments and a $4 million regulatory milestone payment. If Roche successfully develops all five exclusive targets and achieves pre-agreed sales targets, we could receive additional milestone payments of up to $178 million, including up to $17 million for the achievement of clinical development milestones, up to $16 million for the achievement of regulatory milestones and up to $145 million for the achievement of sales-based milestones. Under the terms of the Roche Partnership, Roche will also pay us royalties on product sales for each target. For each of the additional targets, Roche may pay us upfront and milestone payments of up to $47 million per target, as well as royalties on product sales for each of the additional targets. Additionally, Roche will obtain access to our expertise in developing and applying rHuPH20 to Roche targets. Under the terms of the Roche Partnership, we were obligated to scale up the production of rHuPH20 and to identify a second source manufacturer that would help meet anticipated production obligations arising from the Roche Partnership.

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

There were no milestone payments recognized as revenue under the collaborative agreements under the Roche Partnership for the three months ended June 30, 2012 and 2011. For the six months ended June 30, 2012 and 2011, we recognized $4 million and $5 million as revenue under collaborative agreements in accordance with the Milestone Method related to the achievement of certain regulatory and clinical milestones pursuant to the terms of the Roche Partnership.

Gammagard Partnership

In September 2007, we entered into a license and collaborative agreement with Baxter, under which Baxter obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20, with a current Baxter product, GAMMAGARD LIQUID (the “Gammagard Partnership”). As of June 30, 2012, we have received $13 million under the Gammagard Partnership, including the $10 million upfront license fee payment and a $3 million regulatory milestone payment. If Baxter successfully receives marketing approval for the licensed product candidate and achieves pre-agreed sales targets, we could receive additional milestone payments of up to $34 million for the achievement of sales-based milestones. In addition, Baxter will pay royalties on the sales, if any, of the products that result from the collaboration. The Gammagard Partnership is applicable to both kit and formulation combinations. Baxter assumes all development, manufacturing, clinical, regulatory, sales and marketing costs under the Gammagard Partnership, while we are responsible for the supply of rHuPH20 enzyme. We perform research and development activities at the request of Baxter, which are reimbursed by Baxter under the terms of the Gammagard Partnership. In addition, Baxter has certain product development and commercialization obligations in major markets identified in the Gammagard Partnership.

Due to our continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), the upfront payment was deferred and is being recognized over the term of the Gammagard Partnership.

We have determined that sales-based milestone payments are similar to royalty payments and are not considered milestone payments under the Milestone Method of revenue recognition; therefore, such payments will be recognized as revenue upon achievement of the milestones. There were no milestone payments recognized as revenue under collaborative agreements under the Gammagard Partnership for the three and six months ended June 30, 2012. For the three and six months ended June 30, 2011, we recognized $3 million as revenue under collaborative agreements under the Gammagard Partnership in accordance with the Milestone Method.

ViroPharma and Intrexon Partnerships

Effective May 10, 2011, we and ViroPharma entered into a collaboration and license agreement, under which ViroPharma obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development of a subcutaneous injectable formulation of ViroPharma’s commercialized product, Cinryze® (C1 esterase inhibitor [human]) (the “ViroPharma Partnership”). In addition, the license provides ViroPharma with exclusivity to C1 esterase inhibitor and to the hereditary angioedema indication, along with three additional orphan indications. As of June 30, 2012, we have received $13 million from ViroPharma, including the $9 million nonrefundable upfront license fee payment, a $3 million clinical development milestone payment and a $1 million annual exclusivity fee. If ViroPharma successfully develops the licensed product candidate, we could receive additional milestone payments of up to $41 million for the achievement of development and regulatory milestones. In addition, so long as the agreement is in effect, we are entitled to receive a nonrefundable annual exclusivity fee of $1 million commencing on May 10, 2012 and on each anniversary of the effective date of the agreement thereafter until a certain development event occurs. ViroPharma is solely responsible for the development, manufacturing and marketing of any products resulting from this partnership. We are entitled to receive payments for research and development services and supply of rHuPH20 API if requested by ViroPharma. In addition, we are entitled to receive additional cash payments potentially totaling $10 million upon achievement of certain development and regulatory milestones for each product targeting the treatment of any of the three additional orphan indications. We are also entitled to receive royalties on future product sales by ViroPharma. ViroPharma may terminate the agreement prior to expiration for any reason on a product-by-product basis upon 90 days prior written notice to us. Upon any such termination, the license granted to ViroPharma (in total or with respect to the terminated product, as applicable) will terminate.

Effective June 6, 2011, we and Intrexon entered into a collaboration and license agreement, under which Intrexon obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development of a subcutaneous injectable formulation of Intrexon’s recombinant human alpha 1-antitrypsin (rHuA1AT) (the “Intrexon Partnership”). In addition, the license provides Intrexon with exclusivity for a defined indication (“Exclusive Field”). As of June 30, 2012, we have received $10 million from Intrexon, including a nonrefundable upfront license fee payment of $9 million and a $1 million annual exclusivity fee. If Intrexon successfully develops the licensed product candidate and achieves the pre-agreed sales target, we could receive additional milestone payments of up to $54 million, including $44 million for the achievement of development and regulatory milestones and $10 million for the achievement of a sales-based milestone. In addition, so long as the agreement is in effect, we are entitled to receive a nonrefundable annual exclusivity fee of $1 million which commenced on June 6, 2012 and on each anniversary of the effective date of the agreement thereafter until a certain development event occurs. Intrexon is solely responsible for the development, manufacturing and marketing of any products resulting from this partnership. We are entitled to receive payments for research and development services and supply of rHuPH20 API if requested by Intrexon. In addition, we are entitled to receive additional cash payments potentially totaling $10 million for each product for use outside the Exclusive Field upon achievement of development and regulatory milestones. We are also entitled to receive royalties on product sales at a royalty rate which increases with net sales of product. Intrexon may terminate the agreement prior to expiration for any reason on a product-by-product basis upon 90 days prior written notice to us. Upon any such termination, the license granted to Intrexon (in total or with respect to the terminated product, as applicable) will terminate. Intrexon’s chief executive officer, chairman of its board of directors and major shareholder is also a member of our board of directors.

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

We recognize the annual exclusivity fees as revenues under collaborative agreements when they are due and payable on each anniversary of the effective date because we have no future performance obligations associated with such fees. We recognize reimbursements for research and development services as revenues under collaborative agreements as the related services are delivered. We recognize revenue from sales of API as revenues under collaborative agreements when such API has met all required specifications by the partners and the related title and risk of loss and damages have passed to the partners. We cannot predict the timing of delivery of research and development services and API as they are at the partners’ requests.

We are eligible to receive additional cash payments upon the achievement by the partners of specified development, regulatory and sales-based milestones. We have determined that each of the development and regulatory milestones is substantive; therefore, we expect to recognize such development and regulatory milestone payments as revenues under collaborative agreements upon achievement in accordance with the Milestone Method. In addition, we have determined that the sales-based milestone payment is similar to a royalty payment and is not considered a milestone payment under the Milestone Method of revenue recognition; therefore, we will recognize the sales-based milestone payment as revenue upon achievement of the milestone because we have no future performance obligations associated with the milestone. There were no milestone payments recognized as revenue under the collaborative agreements under these partnerships for the three and six months ended June 30, 2012 and 2011. We recognized the annual exclusivity fee of $1 million each as revenue under the collaborative agreements associated with the ViroPharma and Intrexon Partnerships for the three and six months ended June 30, 2012.

4.	Inventories

Inventories consist of the following:

	June 30, 2012	December 31, 2011
Raw materials	$844,575	$201,822
Work-in-process	527,525	290,647
Finished goods	411,794	74,794

	$1,783,894	$567,263

5.	Property and Equipment, Net

Property and equipment, net consist of the following:

	June 30, 2012	December 31, 2011
Research equipment	$5,690,233	$5,231,763
Computer and office equipment	1,451,715	1,266,041
Leasehold improvements	1,105,165	1,019,147

	8,247,113	7,516,951
Accumulated depreciation and amortization	(6,230,304)	(5,745,903)

	$2,016,809	$1,771,048

Depreciation and amortization expense totaled approximately $272,000 and $287,000 for the three months ended June 30, 2012 and 2011, respectively, and approximately $510,000 and $613,000 for the six months ended June 30, 2012 and 2011, respectively.

6.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2012	December 31, 2011
Accrued outsourced research and development expenses	$4,012,114	$1,910,273
Accrued compensation and payroll taxes	2,626,692	3,223,936
Other accrued expenses	890,516	481,365

	$7,529,322	$5,615,574

7.	Deferred Revenue

Deferred revenue consists of the following:

	June 30, 2012	December 31, 2011
Collaborative agreements	$41,792,845	$40,716,806
Product sales	244,940	167,184

Total deferred revenue	42,037,785	40,883,990
Less current portion	6,530,834	4,129,407

Deferred revenue, net of current portion	$35,506,951	$36,754,583

Roche Partnership. Under the terms of the Roche Partnership, Roche paid $20 million to us in December 2006 as an initial upfront payment for the application of rHuPH20 to three pre-defined Roche biologic targets. As of June 30, 2012, Roche has paid an aggregate of $20 million in connection with Roche’s election of two additional exclusive targets and annual license maintenance fees for the right to designate the remaining targets as exclusive targets. Roche currently retains the option to develop and commercialize rHuPH20 with three additional targets, provided that Roche continues to pay annual license maintenance fees to us.

Due to our continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), revenues from the upfront payment, exclusive designation fees and annual license maintenance fees were deferred and are being recognized over the term of the Roche Partnership. We recognized revenue from the upfront payment, exclusive designation fees and annual license maintenance fees under the Roche Partnership in the amounts of approximately $503,000 and $491,000 for the three months ended June 30, 2012 and 2011, respectively, and approximately $1.0 million and $983,000 for the six months ended June 30, 2012 and 2011, respectively. Deferred revenue relating to the upfront payment, exclusive designation fees and annual license maintenance fees under the Roche Partnership was $30.7 million and $31.7 million as of June 30, 2012 and December 31, 2011, respectively. Deferred revenue relating to reimbursable research and development under the Roche Partnership was $3.7 million and zero as of June 30, 2012 and December 31, 2011, respectively.

Gammagard Partnership. Under the terms of the Gammagard Partnership, Baxter paid us a nonrefundable upfront payment of $10 million. Due to our continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), the $10 million upfront payment was deferred and is being recognized over the term of the Gammagard Partnership. We recognized revenue from the upfront payment under the Gammagard Partnership in the amounts of approximately $121,000 for each of the three months ended June 30, 2012 and 2011 and approximately $241,000 for each of the six months ended June 30, 2012 and 2011. Deferred revenue relating to the upfront payment under the Gammagard Partnership was $7.4 million and $7.6 million as of June 30, 2012 and December 31, 2011, respectively.

8.	Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding. Dilutive potential common shares outstanding, determined using the treasury stock method, principally include: shares that may be issued under our stock options, restricted stock awards (“RSAs”) and RSU. Stock options, unvested RSAs and unvested RSUs are considered to be common equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive. For the three and six months ended June 30, 2012, outstanding stock options, outstanding RSUs and unvested RSAs totaling approximately 7.3 million were excluded from the calculation of diluted net loss per common share because their effect is anti-dilutive. For the three and six months ended June 30, 2011, outstanding stock options, outstanding RSUs and unvested RSAs totaling approximately 2.0 million and 6.0 million, respectively, were excluded from the calculation of diluted net loss per common share because their effect is anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income (Loss) – Numerator:
Net income (loss) for basic and diluted EPS	$(14,021,119)	$3,116,288	$(29,140,300)	$(6,519,430)

Shares – Denominator:
Weighted-average shares for basic EPS	112,063,665	102,671,410	109,826,589	101,804,887
Effect of dilutive options, RSAs and RSUs	—	1,722,425	—	—

Weighted-average shares for diluted EPS	112,063,665	104,393,835	109,826,589	101,804,887

Basic and diluted net income (loss) per share	$(0.13)	$0.03	$(0.27)	$(0.06)

9.	Stockholders’ Equity

During the six months ended June 30, 2012 and 2011, we issued an aggregate of 419,222 and 2,675,062 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $4.54 and $1.69 per share, respectively, for net proceeds of approximately $1.9 million and $4.1 million, of which approximately $616,000 was received in July 2011, respectively. In addition, for the six months ended June 30, 2012, we issued 81,070 shares of common stock upon vesting of certain RSUs. The RSU holders surrendered 46,930 RSUs to pay for minimum withholding taxes totaling $347,000. Options and RSUs to purchase approximately 6.9 million and 6.0 million shares of our common stock were outstanding as of June 30, 2012 and December 31, 2011, respectively. In addition, we issued 379,000 shares of common stock, net of RSAs canceled, in connection with the grants of RSAs during the six months ended June 30, 2012.

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

Our research focuses primarily on human enzymes that alter the extracellular matrix. Our lead enzyme, recombinant human hyaluronidase (rHuPH20), temporarily degrades hyaluronan (HA), a matrix component in the skin, and facilitates the dispersion and absorption of drugs and fluids. We are also developing novel enzymes that may target other matrix structures for therapeutic benefit. Our Enhanze™ technology is the platform for the delivery of proprietary small and large molecules. We apply our research to develop products in partnership with other companies as well as for our own proprietary pipeline in therapeutic areas with significant unmet medical need, such as diabetes, oncology and dermatology.

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

It may be years, if ever, before we and our partners are able to obtain regulatory approvals for these product candidates. We have incurred net operating losses each year since inception, with an accumulated deficit of approximately $274.2 million as of June 30, 2012.

Product and Product Candidates

We have one marketed product and multiple product candidates targeting several indications in various stages of development. The following table summarizes our proprietary product and product candidates as well as our partnered product candidates:

Ultrafast Insulin Program

Our lead proprietary program focuses on using rHuPH20 with prandial (mealtime) insulins for the treatment of diabetes mellitus. Diabetes mellitus is an increasingly prevalent, costly condition associated with substantial morbidity and mortality. Attaining and maintaining normal blood sugar levels to minimize the long-term clinical risks is a key treatment goal for people living with diabetes. We have combined rHuPH20 with a rapid acting analog insulin, e.g., insulin lispro (Humalog®) (Lispro-PH20), insulin aspart (Novolog®) (Aspart-PH20), and insulin glulisine (Apidra®), (each such combination, Analog-PH20), to accelerate their action. We have also studied the pre-administration of Hylenex recombinant in analog insulin pump therapy. These Analog-PH20 combinations facilitate faster insulin dispersion in, and absorption from, the subcutaneous space into the vascular compartment, leading to faster insulin response. By making mealtime insulin onset faster, i.e., providing earlier insulin to the blood and thus earlier glucose lowering activity, Analog-PH20 may yield a better profile of insulin effect, more like that found in healthy, non-diabetic people.

The primary goal of our ultrafast insulin program is to develop a best-in-class insulin product, with demonstrated clinical benefits for type 1 and 2 diabetes mellitus patients, in comparison to the current standard of care analog insulin products. With a more rapidly absorbed, faster acting insulin product, we seek to demonstrate one or more significant improvements relative to existing treatment, such as improved glycemic control, less hypoglycemia, and less weight gain. A number of clinical trials investigating the various attributes of our insulin candidates have been completed.

We view the multiple daily injection (MDI) market and the continuous subcutaneous insulin infusion (CSII) market as distinct product opportunities that could be pursued separately. Based on the data we have seen thus far, we believe that a large biotech or pharmaceutical company with global access to the primary care markets would be best positioned to maximize the value of the MDI market and, therefore, entering into a collaboration would be an attractive option for us to leverage this opportunity. We believe that the pre-administration of Hylenex recombinant could be the best product offering for the CSII market. We are currently evaluating a variety of strategic options for pursuing this opportunity commercially.

At the American Diabetes Association’s (ADA’s) annual conference in June 2012, we presented three late-stage clinical studies from our ultra-fast insulin program for two distinct markets – the MDI market and the CSII market. Regarding MDI, we showed data from two large treatment studies – one in type 1 patients and one in type 2 patients – that demonstrated our Analog-PH20 formulations accelerated the absorption and action of mealtime insulins and may help reduce glucose swings. Both studies met their primary endpoints of A1C non-inferiority (A1C is a measure of average blood sugar over three months) and significantly improved post-prandial glucose control, compared to patients who were treated with analog insulin alone. Additionally, data from the type 1 treatment study indicated that Analog-PH20 formulations significantly reduced hypoglycemia.

For the CSII market, we presented interim data from a study evaluating the use of Hylenex recombinant in analog insulin pump therapy that showed pre-administration of Hylenex recombinant provided a more physiologic profile than current rapid insulin analogs. Data from the study confirmed that pre-administration of Hylenex recombinant, at the time of infusion set change, not only accelerated the absorption and action of mealtime insulin, but also provided a more consistent insulin action profile over the three days of the infusion set life which resulted in meaningful, statistically significant improved post-prandial glucose control.

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

In September 2011, we initiated a Phase 1/2 clinical trial of HTI-501 in women with moderate to severe cellulite. The Phase 1 dose escalation portion of the trial evaluates a single injection of different HTI-501 formulations into dimpled lesions of the skin followed by a Phase 2 portion of the trial where multiple lesions will be targeted with the optimal dose and formulation. Up to 48 and 76 subjects may be enrolled in the Phase 1 and Phase 2 portions of the trial, respectively. The interim results from the Phase 1 proof-of-concept and local tolerability study of HTI-501 were presented at the 8th World Congress of the International Academy of Cosmetic Dermatology in Cancun, Mexico, which was held from January 31 to February 3, 2012. In the ongoing Phase 1 portion of the clinical trial, no serious or severe adverse events have been reported and the injection has been well tolerated. The most common adverse event has been mild to moderate pain at the injection site that was generally bilateral (present at both investigational drug and buffer control injection sites), lasted a few minutes and did not require treatment. Data from this study supported commencement of the Phase 2 portion of the clinical trial.

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

Roche Partnership

In December 2006, we and Roche entered into an agreement under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with up to thirteen Roche target compounds (the Roche Partnership). Roche initially had the exclusive right to apply rHuPH20 to only three pre-defined Roche biologic targets with the option to exclusively develop and commercialize rHuPH20 with ten additional targets. As of June 30, 2012, Roche has elected a total of five exclusive targets and retains the option to develop and commercialize rHuPH20 with three additional targets through the payment of annual license maintenance fees. Pending the successful completion of various clinical, regulatory and sales events, Roche will be obligated to make milestone payments to us, as well as royalty payments on the sales of products that result from the partnership.

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

In September 2011, Baxter submitted an application to the European Medicines Agency’s Committee for Human Medicinal products seeking marketing approval for HyQ. Baxter filed a biologic license application (BLA) for HyQ in the U.S. in the second quarter of 2011. On August 1, 2012, we announced that the Center for Biologics Evaluation and Research (CBER) of the U.S. Food and Drug Administration (FDA) has issued a complete response letter (CRL) for Baxter’s HyQ BLA. The CRL requested additional preclinical data to support the BLA. The primary issues raised in the CRL focused on non-neutralizing antibodies generated against rHuPh20 and the possible effects of these antibodies on reproduction, development and fertility. Elevated anti-rHuPH20 antibody titers were detected in the registration trial, but have not been associated with any adverse events. Pending Baxter and us providing additional preclinical data sufficient to address the regulatory questions, CBER has requested that patients should no longer be dosed with rHuPH20 in the Baxter HyQ program. Baxter has announced that individuals enrolling in ongoing HyQ clinical studies in the U.S. will now be treated with Baxter’s immune globulin therapy without rHuPH20. We and Baxter expect these requests will require additional time to complete and will delay the companies’ anticipated regulatory review and approval timelines.

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

On August 1, 2012, ViroPharma announced that CBER is evaluating potential safety concerns with Halozyme’s rHuPh20 enzyme. We have informed ViroPharma that CBER is evaluating the potential risk of long term effects of anti-rHuPH20 non-neutralizing antibodies associated with the use of rHuPH20 that were detected in Baxter’s HyQ program. In the interim, CBER has indicated that studies of the combination of Cinryze and rHuPH20 were being placed on temporary clinical hold. We have informed ViroPharma that we must provide results from additional pre-clinical studies to CBER before clinical investigations in combination with rHuPH20 on temporary hold can resume. See “Product and Product Candidates – Baxter Gammagard Partnership” for additional discussion on the HyQ BLA. In light of this FDA action, ViroPharma has announced that it is preparing to commence a Phase 2 study that will evaluate the safety and efficacy of two different doses of the subcutaneous administration of Cinryze as a standalone therapy.

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

Since our inception in 1998 through June 30, 2012, we have incurred research and development expenses of $291.1 million. From January 1, 2009 through June 30, 2012, approximately 27% and 17% of our research and development expenses were associated with the development of our ultrafast insulin and PEGPH20 product candidates, respectively. Research and development expenses incurred for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30,
Programs	2012	2011

Product Candidates:
PEGPH20	$6,105,254	$3,489,351
HYLENEX	5,696,760	1,699,223
Ultrafast Insulin	2,879,258	11,843,896
HTI-501	1,149,771	2,332,595

Enhanze partnerships	8,646,986	3,463,894
rHuPH20 platform (1)	4,788,742	5,085,226
Other	2,706,067	1,218,728

Total research and development expenses	$31,972,838	$29,132,913

(1)	Includes research, development and manufacturing expenses related to our proprietary recombinant human PH20 enzyme, rHuPH20. These expenses were not designated to a specific program at the time the expenses were incurred.

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

Product Sales

In December 2011, we reintroduced Hylenex recombinant to the market, shipped initial orders to our wholesaler customers and began promoting Hylenex recombinant through our sales force. We sell Hylenex recombinant in the United States to wholesale pharmaceutical distributors, who sell the product to hospitals and other end-user customers. The wholesale distributors take title to the product, bear the risk of loss of ownership and have economic substance to the inventory. Further, we have no significant obligations for future performance to generate pull-through sales; however, we allow the wholesale distributors to return product that is damaged or received in error. In addition, we allow for product to be returned beginning six months prior to and ending twelve months following product expiration.

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

Chargebacks. We provide discounts to end-user members of certain group purchasing organizations (“GPO”) under collective purchasing contracts between us and the GPOs. We also provide discounts to certain hospitals who are members of the GPOs with which we do not have contracts. The end-user members purchase products from the wholesale distributors at a contracted discounted price, and the wholesale distributors then charge back to us the difference between the current retail price and the price the end users paid for the product. Given our lack of historical sales data, we recognize chargebacks in the same period the related product sales revenue is recognized and reduce our accounts receivable accordingly. A GPO fee we incur for these transactions is also recorded in the same period the related product sales revenue is recognized and is included in accrued expenses.

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

For new collaborative agreements or material modifications of existing collaborative agreements entered into after December 31, 2010, we follow the provisions of ASU No. 2009-13. In order to account for the multiple-

element arrangements, we identify the deliverables included within the agreement and evaluate which deliverables represent units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. The deliverables under our collaborative agreements include (i) the license to rHuPH20 technology, (ii) at the collaborator’s request, research and development services which are reimbursed at contractually determined rates, and (iii) at the collaborator’s request, supply of rHuPH20 API which is reimbursed at our cost plus a margin. A delivered item is considered a separate unit of accounting when the delivered item has value to the collaborator on a standalone basis based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of research expertise in this field in the general marketplace.

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

Nonrefundable upfront license fee payments are recognized upon delivery of the license if facts and circumstances dictate that the license has standalone value from the undelivered items, which generally include research and development services and the manufacture of rHuPH20 API, the relative selling price allocation of the license is equal to or exceeds the upfront license fee, persuasive evidence of an arrangement exists, our price to the partner is fixed or determinable and collectability is reasonably assured. Upfront license fee payments are deferred if facts and circumstances dictate that the license does not have standalone value. The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period.

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

Roche Partnership

In December 2006, we and Roche entered into the Roche Partnership under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with up to thirteen Roche target compounds. As of June 30, 2012, we have received $57 million from Roche, including the $20 million upfront license fee payment for the application of rHuPH20 to the initial three Roche exclusive targets, $20 million in connection with Roche’s election of two additional exclusive targets and annual license maintenance fees for the right to designate the remaining targets as exclusive targets, $13 million in clinical development milestone payments and a $4 million regulatory milestone payment. If Roche successfully develops all five exclusive targets and achieves pre-agreed sales targets, we could receive additional milestone payments of up to $178 million, including up to $17 million for the achievement of clinical development milestones, up to $16 million for the achievement of regulatory milestones and up to $145 million for the achievement of sales-based milestones. Under the terms of the Roche Partnership, Roche will also pay us royalties on product sales for each exclusive target. Roche currently retains the option to develop and commercialize rHuPH20 with three additional targets under the Roche Partnership, provided that it continues to pay annual maintenance fees to us. For each of the additional targets, Roche may pay us upfront and milestone payments of up to $47 million per target, as well as royalties on product sales, for each of the additional targets.

Due to our continuing involvement obligations (for example, support activities associated with rHuPH20), revenues from the upfront payment, exclusive designation fees and annual license maintenance fees were deferred and are being recognized over the term of the Roche Partnership. We have determined that the clinical and regulatory milestones are substantive; therefore, we expect to recognize such clinical and regulatory milestone payments as revenue upon achievement. In addition, we have determined that the sales-based milestone payments are similar to royalty payments and are not considered milestone payments under the Milestone Method of revenue recognition; therefore, we will recognize such sales-based milestone payments as revenue upon achievement of the milestone. For the three months ended June 30, 2012 and 2011, we recognized no milestone payments as revenue under collaborative agreements in accordance with the Milestone Method. For the six months ended June 30, 2012 and 2011, we recognized $4 million and $5 million, respectively, as revenue under collaborative agreements in accordance with the Milestone Method related to the achievement of certain clinical and regulatory milestones pursuant to the terms of the Roche Partnership.

Gammagard Partnership

In September 2007, we and Baxter entered into the Gammagard Partnership under which Baxter obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with HyQ. As of June 30, 2012, we have received $13 million under the Gammagard Partnership, including the $10 million upfront license fee payment and a $3 million regulatory milestone payment. If Baxter successfully receives marketing approval for the licensed product candidate and achieves pre-agreed sales targets, we could receive additional milestone payments of up to $34 million for the achievement of sales-based milestones. In addition, Baxter will pay royalties on the sales, if any, of the products that result from the collaboration. The Gammagard Partnership is applicable to both kit and formulation combinations. Baxter assumes all development, manufacturing, clinical, regulatory, sales and marketing costs under the Gammagard Partnership, while we are responsible for the supply of the rHuPH20 enzyme. We perform research and development activities at the request of Baxter, which are reimbursed by Baxter under the terms of the Gammagard Partnership. In addition, Baxter has certain product development and commercialization obligations in major markets identified in the Gammagard Partnership.

Due to our continuing involvement obligations (for example, support activities associated with rHuPH20), revenues from the upfront payment was deferred and are being recognized over the term of the Gammagard Partnership. We have determined that sales-based milestone payments are similar to royalty payments and are not considered milestone payments under the Milestone Method of revenue recognition; therefore, such payments will be recognized as revenue upon achievement of the milestone. For the three and six months ended June 30, 2012, we recognized no milestone payments as revenue in accordance with the Milestone Method of revenue recognition. For the three and six months ended June 30, 2011, we recognized $3 million as revenue under collaborative agreements in accordance with the Milestone Method of revenue recognition upon achievement of certain regulatory milestone under the terms of the Gammagard Partnership.

ViroPharma and Intrexon Partnerships

Effective May 2011, we and ViroPharma entered into the ViroPharma Partnership. As of June 30, 2012, we have received $13 million from ViroPharma, including the $9 million nonrefundable upfront license fee payment, a $3 million clinical development milestone payment and a $1 million annual exclusivity payment. If ViroPharma successfully develops the licensed product candidate, we could receive additional milestone payments of up to $41 million for the achievement of development and regulatory milestones. In addition, so long as the agreement is in effect, we are entitled to receive an annual exclusivity fee of $1 million which commenced May 2012 and on each anniversary of the effective date of the agreement thereafter until a certain development event occurs. We are entitled to receive payments for research and development services and supply of rHuPH20 API if requested by ViroPharma. In addition, we are entitled to receive additional cash payments potentially totaling $10 million upon achievement of certain development and regulatory milestones for each product targeting the treatment of any of the three additional orphan indications. We are also entitled to receive royalties on product sales by ViroPharma.

Effective June 2011, we and Intrexon entered into the Intrexon Partnership. As of June 30, 2012, we have received a nonrefundable upfront license fee payment of $9 million and an annual exclusivity fee of $1 million from Intrexon. If Intrexon successfully develops the licensed product candidate and achieves the pre-agreed sales target, we could receive additional milestone payments of up to $54 million, including $44 million for the achievement of development and regulatory milestones and $10 million for the achievement of a sales-based milestone. In addition, so long as the agreement is in effect, we are entitled to receive an annual exclusivity fee of $1 million which commenced in June 2012 and on each anniversary of the effective date of the agreement thereafter until a certain development event occurs. We are entitled to receive payments for research and development services and supply of rHuPH20 API if requested by Intrexon. In addition, we are entitled to receive additional cash payments potentially totaling $10 million for each product for use outside the Exclusive Field upon achievement of development and regulatory milestones. We are also entitled to receive royalties on product sales at a royalty rate which increases with net sales of product.

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

We recognize the annual exclusivity fees as revenues under collaborative agreements when they are due and payable on each anniversary of the effective date because we have no future performance obligations associated with such fees. We recognize reimbursements for research and development services as revenue under collaborative agreements as the related services are delivered. We recognize payments from sales of API as revenue under collaborative agreements when such API has met all required specifications by the partners and the related title and risk of loss and damages have passed to the partners. We cannot predict the timing of delivery of research and development services and API as they are at the partners’ requests.

We are eligible to receive additional cash payments upon the achievement by the partners of specified development, regulatory and sales-based milestones. We have determined that each of the development and regulatory milestones is substantive; therefore, we expect to recognize such development and regulatory milestone payments as revenue under collaborative agreements upon achievement in accordance with the Milestone Method. In addition, we have determined that the sales-based milestone payment is similar to a royalty payment and is not considered a milestone payment under the Milestone Method of revenue recognition; therefore, we will recognize the sales-based milestone payment as revenue upon achievement of the milestone because we have no future performance obligations associated with the milestone. There were no milestone payments recognized as revenue under collaborative agreements under these partnerships for the three and six months ended June 30, 2012 and 2011.

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

Research and Development Expenses

Research and development expenses include salaries and benefits, facilities and other overhead expenses, clinical trial expenses, research related manufacturing services, contract services and other outside expenses. Research and development expenses are charged to operations as incurred when these expenditures relate to our research and development efforts and have no alternative future uses.

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

We expense costs relating to the purchase and production of pre-approval inventories for which the sole use is pre-approval products as research and development expense in the period incurred until such time as we believe future commercialization is probable and future economic benefit is expected to be realized. For products that have been approved by regulatory bodies such as the FDA, inventories used in clinical trials are expensed at the time the inventories are packaged for the clinical trials. Prior to receiving approval from the FDA or comparable regulatory agencies in foreign countries, costs related to purchases of the API and the manufacturing of the product candidate are recorded as research and development expense. All direct manufacturing costs incurred after approval are capitalized as inventory.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Product Sales, Net – Product sales, net were $525,000 for the three months ended June 30, 2012 compared to $165,000 for the three months ended June 30, 2011. The increase of $360,000 in product sales, net was primarily due to the increase in Hylenex recombinant sales. Based on the reintroduction of Hylenex recombinant in December 2011, we expect product sales to increase in 2012 as compared to 2011.

Revenues Under Collaborative Agreements – Revenues under collaborative agreements were $7.2 million for the three months ended June 30, 2012 compared to $23.0 million for the three months ended June 30, 2011.

Revenues under collaborative agreements consisted of recognition of license fees and milestone payments received from our partners of approximately $2.8 million and $21.7 million for three months ended June 30, 2012 and 2011, respectively. The decrease of $18.9 million was primarily due to the $18.0 million in one-time upfront payments we received from the ViroPharma and Intrexon Partnerships which were earned in the three months ended June 30, 2011. Revenues under collaborative agreements also included reimbursements for research and development services from our partners of approximately $4.4 million and $1.3 million for the three months ended June 30, 2012 and 2011, respectively. The increase of $3.1 million in reimbursements for research and development services was mainly due to an increase in PH20 API shipments to Roche and Baxter. Research and development services rendered by us on behalf of our partners are at the request of the partners; therefore, the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our partners’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.

Cost of Product Sales – Cost of product sales were $143,000 for the three months ended June 30, 2012 compared to $178,000 for the three months ended June 30, 2011. Cost of product sales for the prior period primarily consisted of the write-off of obsolete API inventory for Hylenex recombinant. Based on the reintroduction of Hylenex recombinant in December 2011, we expect cost of product sales to increase in 2012 as compared to 2011.

Research and Development – Research and development expenses were $16.1 million for the three months ended June 30, 2012 compared to $15.3 million for the three months ended June 30, 2011. The increase of $735,000, or 5%, was due to an $888,000 increase in manufacturing activities and a $1.3 million increase in other research and development activities. The increase was also due to a $1.2 million increase in compensation costs, including a $587,000 increase in stock-based compensation, mainly due to an increase in headcount to support the increased manufacturing and other research and development activities. These increases were partially offset by a $2.9 million decrease in clinical trial activities mainly related to the ultrafast insulin program. We expect research and development costs to increase in 2012 as compared to 2011 based on increased manufacturing and other research and development activities.

Selling, General and Administrative – SG&A expenses were $5.6 million for the three months ended June 30, 2012 compared to $4.6 million for the three months ended June 30, 2011. The increase of $1.0 million, or 22%, was primarily due to an increase of $1.2 million in compensation costs, including a $470,000 increase in stock-based compensation, primarily due to the increased headcount resulting from the expansion of our commercial team. In connection with the reintroduction of Hylenex recombinant in December 2011, we expect SG&A expenses to increase in 2012 as compared to 2011.

Interest and Other Income, Net – Interest and other income, net was $27,000 for the three months ended June 30, 2012 compared to $20,000 for the three months ended June 30, 2011.

Net Income (Loss) – Net loss for the three months ended June 30, 2012 was ($14.0) million, or ($0.13) per common share, compared to net income of $3.1 million, or $0.03 per common share, for the three months ended June 30, 2011. The increase in net loss was primarily due to the decrease in revenues under collaborative agreements resulting from the receipts of $18.0 million in one-time upfront payments associated with the ViroPharma and Intrexon Partnerships in the prior period and an increase in operating expenses for the three months ended June 30, 2012 as compared to the same period in 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Product Sales, Net – Product sales, net were $712,000 for the six months ended June 30, 2012 compared to $331,000 for the six months ended June 30, 2011. The increase of $381,000 in product sales, net was primarily due to the increase in Hylenex recombinant sales. Based on the reintroduction of Hylenex recombinant in December 2011, we expect product sales to increase in 2012 as compared to 2011.

Revenues Under Collaborative Agreements – Revenues under collaborative agreements were $14.5 million for the six months ended June 30, 2012 compared to $30.4 million for the six months ended June 30, 2011. Revenues under collaborative agreements consisted of the recognition of license fees and milestone payments received from our partners of approximately $7.7 million and $27.5 million for six months ended June 30, 2012 and 2011, respectively. The decrease of $19.8 million was primarily due to the $18.0 million in one-time upfront payments we received from the ViroPharma and Intrexon Partnerships which were earned in the six months ended June 30, 2011. Revenues under collaborative agreements also included reimbursements for research and development services from our partners of approximately $6.8 million and $2.9 million for the six months ended June 30, 2012 and 2011, respectively. The increase of $3.9 million in reimbursements for research and development services was mainly due to an increase in PH20 API shipments to Roche and Baxter. Research and development services rendered by us on behalf of our partners are at the request of the partners; therefore, the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our partners’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.

Cost of Product Sales – Cost of product sales were $214,000 for the six months ended June 30, 2012 compared to $190,000 for the six months ended June 30, 2011. Cost of product sales for the prior period primarily consisted of the write-off of obsolete API inventory for Hylenex recombinant. Based on the reintroduction of Hylenex recombinant in December 2011, we expect cost of product sales to increase in 2012 as compared to 2011.

Research and Development – Research and development expenses were $32.0 million for the six months ended June 30, 2012 compared to $29.1 million for the six months ended June 30, 2011. The increase of $2.9 million, or 10%, was due to a $2.9 million increase in manufacturing activities and a $2.5 million increase in other research and development activities. The increase was also due to a $3.1 million increase in compensation costs, including a $1.3 million increase in stock-based compensation, mainly due to an increase in headcount to support the increased manufacturing and other research and development activities. These increases were partially offset by a $6.0 million decrease in clinical trial activities mainly related to the ultrafast insulin program. We expect research and development costs to increase in 2012 as compared to 2011 based on increased manufacturing activities and other research and development activities.

Selling, General and Administrative – SG&A expenses were $12.2 million for the six months ended June 30, 2012 compared to $8.0 million for the six months ended June 30, 2011. The increase of $4.2 million, or 53%, was primarily due to a $3.2 million increase in compensation costs, including a $967,000 increase in stock-based compensation, and a $624,000 increase in sales and marketing expenses mainly associated with the reintroduction of Hylenex recombinant in December 2011. The increase in compensation costs was due to an increase in headcount resulting from the expansion of our commercial department. In connection with the reintroduction of Hylenex recombinant in December 2011, we expect SG&A expenses to increase in 2012 as compared to 2011.

Interest and Other Income, Net – Interest and other income, net was $48,000 for the six months ended June 30, 2012 compared to $44,000 for the six months ended June 30, 2011.

Net Loss – Net loss for the six months ended June 30, 2012 was $29.1 million, or $0.27 per common share, compared to $6.5 million, or $0.06 per common share for the six months ended June 30, 2011. The increase in net loss was primarily due to the decrease in revenues under collaborative agreements resulting from the receipts of $18.0 million in one-time upfront payments associated with the ViroPharma and Intrexon Partnerships in the prior period and an increase in operating expenses for the six months ended June 30, 2012 as compared to the same period in 2011.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing cash and cash equivalents. As of June 30, 2012, we had cash and cash equivalents of approximately $102 million. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements will depend on the success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and other commercialization activities.

We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months. Currently, we anticipate total net cash burn of approximately $55 to $60 million for the year ending December 31, 2012, depending on the progress of various preclinical and clinical programs, the timing of our manufacturing scale up and the achievement of various milestones under our existing collaborative agreements. We do not expect our revenues to be sufficient to fund operations for several years. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborations and cash that we may raise through future transactions. We may finance future cash needs through any one of the following financing vehicles: (i) the public offering of securities; (ii) new collaborative agreements; (iii) expansions or revisions to existing collaborative relationships; (iv) private financings; and/or (v) other equity or debt financings.

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

Cash Flows

Net cash used in operations was $33.1 million during the six months ended June 30, 2012 compared to $7.4 million of net cash used in operations during the six months ended June 30, 2011. This change was primarily due to the increase in net loss of $22.6 million adjusted for non-cash items including stock-based compensation and depreciation and amortization in addition to changes in working capital for the six months ended June 30, 2012 as compared to the same period in 2011. The increase in net loss was due to the decrease in revenues under collaborative agreements resulting from the receipts of $18.0 million in one-time upfront payments from the ViroPharma and Intrexon Partnerships in the prior period and an increase in operating expenses for the six months ended June 30, 2012 as compared to the same period in 2011.

Net cash used by investing activities was $706,000 during the six months ended June 30, 2012 compared to net cash used in investing activities of $233,000 during the six months ended June 30, 2011. This was primarily due to an increase in purchases of property and equipment during the six months ended June 30, 2012.

Net cash provided by financing activities was $83.0 million during the six months ended June 30, 2012 compared to $3.4 million during the six months ended June 30, 2011. Net cash provided by financing activities for the six months ended June 30, 2012 consisted of $81.5 million in net proceeds from the sale of our common stock in February 2012 and $1.6 million in net proceeds from stock option and RSU exercises. Net cash provided by financing activities for the six months ended June 30, 2011 consisted of proceeds from stock option exercises.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Relative to expenses incurred in our operations, we have generated only minimal revenues from product sales, licensing fees, milestone payments and research reimbursements to date and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, licensing fees, research reimbursements and/or milestone payments, we expect to incur significant operating losses over the next few years. We have never been profitable, and we may never become profitable. Through June 30, 2012, we have incurred aggregate net losses of approximately $274.2 million.

If our proprietary and partnered product candidates do not receive and maintain regulatory approvals, or if approvals are not obtained in a timely manner, such failure or delay would substantially impair our ability to generate revenues.

Approval from the FDA is necessary to manufacture and market pharmaceutical products in the United States, and the other countries in which we anticipate doing business have similar requirements. The process for obtaining FDA and other regulatory approvals is extensive, time-consuming, risky and costly, and there is no guarantee that the FDA or other regulatory bodies will approve any applications that may be filed with respect to any of our proprietary or partnered product candidates, or that the timing of any such approval will be appropriate for the desired product launch schedule for a product candidate. We, and our partners, attempt to provide guidance as to the timing for the filing and acceptance of such regulatory approvals, but such filings and approvals may not occur on the originally anticipated timeline, or at all. The FDA or other foreign regulatory agency may refuse or delay approval of our or our partnered product candidates for failure to collect sufficient clinical or animal safety data and require us or our partners to conduct additional clinical or animal safety studies which may cause lengthy delays and increased costs to our programs. For example, we announced on August 1, 2012 that CBER has issued a CRL for Baxter’s HyQ BLA. The CRL requested additional preclinical data to support the BLA. The primary issues raised in the letter focused on non-neutralizing antibodies generated against rHuPH20 and the possible effects of these antibodies on reproduction, development and fertility. Elevated anti-rHuPH20 antibody titers were detected in the registration trial, but have not been associated with any adverse events. Pending Baxter and us providing additional preclinical data sufficient to address the regulatory questions, CBER has requested that patients should no longer be dosed with rHuPH20 in the Baxter and ViroPharma clinical studies. We have been in contact with the Center for Drug Evaluation and Research (CDER) of the FDA regarding the impact on Hylenex recombinant. CDER is the division of the FDA regulating the other investigational rHuPH20 programs, including ultrafast insulin and PEGPH20. After reviewing the data, CDER has confirmed that there is no need for actions against Hylenex recombinant or clinical programs in the Hylenex IND.

There can be no assurance that Baxter and we will be able to resolve the issues raised by FDA in a timely manner which could result in a delay or failure to gain regulatory approval for our product candidates in the Baxter and ViroPharma collaborations. Furthermore, although we do not believe at this time that the issues raised by the FDA with respect to the Baxter and ViroPharma product candidates will impact our proprietary product candidates, and Roche has stated that they do not believe that these issues will impact the product candidates under the Roche collaboration, there can be no assurance that these concerns will not also be raised by the FDA or other health authorities in the future. Only two of our partnered product candidates are currently in the regulatory approval process and there are no proprietary product candidates currently in the regulatory approval process. We and our partners may not be successful in obtaining such approvals for any potential products in a timely manner, or at all. See “ – Our proprietary and partnered product candidates may not receive regulatory approvals for a variety of reasons, including unsuccessful clinical trials” for additional information relating to the approval of product candidates.

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

We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (Avid) and Cook Pharmica LLC (Cook) to produce bulk API. These manufacturers each produce API under cGMP for clinical uses. In addition, Avid currently produces API for Hylenex recombinant. In addition to supply obligations, Avid and Cook will also provide support for the chemistry, manufacturing and controls sections for FDA and other regulatory filings. We rely on their ability to successfully manufacture these batches according to product specifications and Cook has relatively limited experience manufacturing our API. In addition, as a result of our contractual obligations to Roche, we have been required to significantly scale up our commercial API production at Cook during the last two years. If Cook is unable to obtain status as a current Good Manufacturing Practices (cGMP)-approved manufacturing facility, or if either Avid or Cook: (i) are unable to retain status as cGMP-approved manufacturing facilities; (ii) are unable to otherwise successfully scale up our API production; (iii) fail to manufacture and supply the API required by our proprietary and partnered products and product candidates for any other reason, or (iv) provide the necessary support for the chemistry, manufacturing and controls sections for FDA and other regulatory filings, our business will be adversely affected. We have not established, and may not be able to establish, favorable arrangements with additional API manufacturers and suppliers of the ingredients necessary to manufacture the API should the existing manufacturers and suppliers become unavailable or in the event that our existing manufacturers and suppliers are unable to adequately perform their responsibilities. We have attempted to mitigate the impact of supply interruption through the establishment of excess API inventory, but there can be no assurances that this safety stock will be maintained or that it will be sufficient to address any delays, interruptions or other problems experienced by Avid and/or Cook. Any delays, interruptions or other problems regarding the ability of Avid and/or Cook to supply API on a timely basis could: (i) cause the delay of clinical trials or otherwise delay or prevent the regulatory approval of proprietary or partnered product candidates; (ii) delay or prevent the effective commercialization of proprietary or partnered products and/or (iii) cause us to breach contractual obligations to deliver API to our partners. Such delays would likely damage our relationship with our partners under our key collaboration agreements, and they would have a material adverse effect on our business and financial condition.

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

rHuPH20 is a key technological component of Enhanze technology and our most advanced proprietary and partnered products and product candidates including the product candidates under our Roche, Baxter, ViroPharma and Intrexon collaborations, our ultrafast insulin program, our PEGPH20 program and Hylenex recombinant. An adverse development for rHuPH20 (e.g., an adverse regulatory determination relating to rHuPH20, if we are unable to obtain sufficient quantities of rHuPH20, if we are unable to obtain or maintain material proprietary rights to rHuPH20 or if we discover negative characteristics of rHuPH20) would substantially impact multiple areas of our business, including current and potential partnerships, as well as proprietary programs. For example, we announced on August 1, 2012 that CBER of the FDA has issued a CRL for Baxter’s HyQ BLA. The CRL requested additional preclinical data to support the BLA. The primary issues raised in the letter focused on non-neutralizing antibodies generated against rHuPH20 and the possible effects of these antibodies on reproduction, development and fertility. Elevated anti-rHuPH20 antibody titers were detected in the registration trial, but have not been associated with any adverse events. Pending Baxter and us providing additional preclinical data sufficient to address the regulatory questions, CBER has requested that patients should no longer be dosed with rHuPH20 in the Baxter and ViroPharma clinical studies. We have been in contact with CDER regarding the impact on Hylenex recombinant. CDER is the division of the FDA regulating the other investigational rHuPH20 programs, including ultrafast insulin and PEGPH20. After reviewing the data, CDER has confirmed that there is no need for actions against Hylenex recombinant or clinical programs in the Hylenex IND. Although we do not believe at this time that the issues raised by the FDA with respect to the Baxter and ViroPharma product candidates will impact our proprietary product candidates, and Roche has stated that they do not believe that these issues will impact the product candidates under the Roche collaboration, there can be no assurance that these concerns will not also be raised by the FDA or other health authorities in the future.

Our proprietary and partnered product candidates may not receive regulatory approvals for a variety of reasons, including unsuccessful clinical trials.

Clinical testing of pharmaceutical products is a long, expensive and uncertain process, and the failure or delay of a clinical trial can occur at any stage. Even if initial results of preclinical and nonclinical studies or clinical trial results are promising, we or our partners may obtain different results in subsequent trials or studies that fail to show the desired levels of safety and efficacy, or we may not, or our partners may not, obtain applicable regulatory approval for a variety of other reasons. Preclinical, nonclinical, and clinical trials for any of our proprietary or partnered product candidates could be unsuccessful, which would delay or prohibit regulatory approval and commercialization of the product candidates. In the United States and other jurisdictions, regulatory approval can be delayed, limited or not granted for many reasons, including, among others:

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

•	a regulatory agency may reject our trial data or disagree with our interpretations of either clinical trial data or applicable regulations;

•	the cost of clinical trials required for product approval may be greater than what we originally anticipate, and we may decide to not pursue regulatory approval for such a product;

•	a regulatory agency may not approve our manufacturing processes or facilities, or the processes or facilities of our partners, our contract manufacturers or our raw material suppliers;

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

If a proprietary or partnered product candidate is not approved in a timely fashion on commercially viable terms, or if development of any product candidate is terminated due to difficulties or delays encountered in the regulatory approval process, it could have a material adverse impact on our business, and we will become more dependent on the development of other proprietary or partnered product candidates and/or our ability to successfully acquire other products and technologies. There can be no assurances that any proprietary or partnered product candidate will receive regulatory approval in a timely manner, or at all.

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

Our third party collaborators are responsible for providing certain proprietary materials that are essential components of our partnered product candidates, and any failure to supply these materials could delay the development and commercialization efforts for these partnered product candidates and/or damage our collaborative partnerships.

Our development and commercialization collaborators are responsible for providing certain proprietary materials that are essential components of our partnered product candidates. For example, Roche is responsible for producing the Herceptin and MabThera required for its subcutaneous product candidates and Baxter is responsible for producing the GAMMAGARD LIQUID for its product candidate. If a collaborator, or any applicable third party service provider of a collaborator, encounters difficulties in the manufacture, storage, delivery, fill, finish or packaging of the partnered product candidate or component of such product candidate, such difficulties could: (i) cause the delay of clinical trials or otherwise delay or prevent the regulatory approval of partnered product candidates; and/or (ii) delay or prevent the effective commercialization of partnered products. Such delays could have a material adverse effect on our business and financial condition. For example, Baxter received a Warning Letter from the FDA in January 2010 regarding Baxter’s GAMMAGARD LIQUID manufacturing facility in Lessines, Belgium. The FDA indicated in March 2010 that the issues raised in the Warning Letter had been addressed by Baxter, and we do not expect these issues to impact the development of the GAMMAGARD LIQUID product candidate.

We rely on third parties to prepare, fill, finish and package our products and product candidates, and if such third parties should fail to perform, our commercialization and development efforts for our products and product candidates could be delayed or stopped.

We rely on third parties to store and ship API on our behalf and to also prepare, fill, finish and package our products and product candidates prior to their distribution. If we are unable to locate third parties to perform these functions on terms that are acceptable to us, or if the third parties we identify fail to perform their obligations, the progress of clinical trials could be delayed or even suspended and the commercialization of approved product candidates could be delayed or prevented. For example, Hylenex recombinant was voluntarily recalled in May 2010 because a portion of the Hylenex recombinant manufactured by Baxter was not in compliance with the requirements of the underlying Hylenex recombinant agreements. During the second quarter of 2011, we submitted the data that the FDA had requested to support the reintroduction of Hylenex recombinant. The FDA approved the submitted data and granted the reintroduction of Hylenex recombinant and we reintroduced Hylenex recombinant to the market in December 2011. In June 2011, we entered into a commercial manufacturing and supply agreement with Baxter, under which Baxter will fill, finish and package Hylenex recombinant product for us. Under our commercial manufacturing and supply agreement with Baxter, Baxter has agreed to fill and finish Hylenex recombinant product for us for a limited period of time. The initial term of the commercial manufacturing and supply agreement with Baxter expires on December 31, 2013. However, upon approval of a second filling line, the initial term will automatically be extended until December 31, 2015, provided that the term is subject to further extension and renewal under specified terms and conditions. In June 2011, we entered into a services agreement with a third party manufacturer for the technology transfer and manufacture of Hylenex recombinant. While we expect to enter into a commercial manufacturing and supply agreement with a new manufacturer of Hylenex recombinant, if we are unable to find a suitable manufacturer of Hylenex recombinant prior to the expiration of the commercial manufacturing and supply agreement with Baxter or if a new manufacturer encounters difficulties in the manufacture, fill, finish or packaging of Hylenex recombinant, our business and financial condition could be adversely effected.

If we are unable to sufficiently develop our sales, marketing and distribution capabilities or enter into successful agreements with third parties to perform these functions, we will not be able to fully commercialize our products.

We may not be successful in marketing and promoting our approved product, Hylenex recombinant or any other products we develop or acquire in the future. Our sales, marketing and distribution capabilities are very limited. In order to commercialize any products successfully, we must internally develop substantial sales, marketing and distribution capabilities or establish collaborations or other arrangements with third parties to perform these services. We do not have extensive experience in these areas, and we may not be able to establish adequate in-house sales, marketing and distribution capabilities or engage and effectively manage relationships with third parties to perform any or all of such services. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, whose efforts may not meet our expectations or be successful.

These third parties would be largely responsible for the speed and scope of sales and marketing efforts, and may not dedicate the resources necessary to maximize product opportunities. Our ability to cause these third parties to increase the speed and scope of their efforts may also be limited. In addition, sales and marketing efforts could be negatively impacted by the delay or failure to obtain additional supportive clinical trial data for our products. In some cases, third party partners are responsible for conducting these additional clinical trials, and our ability to increase the efforts and resources allocated to these trials may be limited. For example, in January 2011, we and Baxter mutually agreed to terminate the Hylenex Partnership and the associated agreements.

If we or our partners fail to comply with regulatory requirements applicable to promotion, sale and manufacturing of approved products, regulatory agencies may take action against us or them, which could significantly harm our business.

Any approved products, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for these products, are subject to continual requirements and review by the FDA, state and foreign regulatory bodies. Regulatory authorities subject a marketed product, its manufacturer and the manufacturing facilities to continual review and periodic inspections. We, our collaborators and our respective contractors, suppliers and vendors, will be subject to ongoing regulatory requirements, including complying with regulations and laws regarding advertising, promotion and sales of drug products, required submissions of safety and other post-market information and reports, registration requirements, cGMP regulations (including requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation), and the requirements regarding the distribution of samples to physicians and recordkeeping requirements. Regulatory agencies may change existing requirements or adopt new requirements or policies. We, our collaborators and our respective contractors, suppliers and vendors, may be slow to adapt or may not be able to adapt to these changes or new requirements.

In particular, regulatory requirements applicable to pharmaceutical products make the substitution of suppliers and manufacturers costly and time consuming. We have minimal internal manufacturing capabilities and are, and expect to be in the future, entirely dependent on contract manufacturers and suppliers for the manufacture of our products and for their active and other ingredients. The disqualification of these manufacturers and suppliers through their failure to comply with regulatory requirements could negatively impact our business because the delays and costs in obtaining and qualifying alternate suppliers (if such alternative suppliers are available, which we cannot assure) could delay clinical trials or otherwise inhibit our ability to bring approved products to market, which would have a material adverse effect on our business and financial condition. Likewise, if we, our collaborators and our respective contractors, suppliers and vendors involved in sales and promotion of our products do not comply with applicable laws and regulations, for example off-label or false or misleading promotion, this could materially harm our business and financial condition.

Failure to comply with regulatory requirements, may result in any of the following:

•	restrictions on our products or manufacturing processes;

•	warning letters;

•	withdrawal of the products from the market;

•	voluntary or mandatory recall;

•	fines;

•	suspension or withdrawal of regulatory approvals;

•	suspension or termination of any of our ongoing clinical trials;

•	refusal to permit the import or export of our products;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	product seizure;

•	injunctions; or

•	the imposition of civil or criminal penalties.

We may wish to raise additional capital in the next twelve months and there can be no assurance that we will be able to obtain such funds.

During the next twelve months, we may wish to raise additional capital to continue the development of our product candidates or for other current corporate purposes. Our current cash reserves and expected revenues during the next few years may not be sufficient for us to continue the development of our proprietary product candidates, to fund general operations and conduct our business. In addition, if we engage in acquisitions of companies, products or technologies in order to execute our business strategy, we may need to raise additional capital. We may raise additional capital in the future through one or more financing vehicles that may be available to us including: (i) the public or private issuance of securities; (ii) new collaborative agreements; and/or (iii) expansions or revisions to existing collaborative relationships.

In view of our stage of development, business prospects, the nature of our capital structure and general market conditions, if we are required to raise additional capital in the future, the additional financing may not be available on favorable terms, or at all. If additional capital is not available on favorable terms when needed, we will be required to raise capital on adverse terms or significantly reduce operating expenses through the restructuring of our operations. If we raise additional capital, a substantial number of additional shares may be issued, and these shares will dilute the ownership interest of our current investors.

If proprietary or partnered product candidates are approved for marketing but do not gain market acceptance, our business may suffer and we may not be able to fund future operations.

Assuming that our proprietary or partnered product candidates obtain the necessary regulatory approvals for commercial sale, a number of factors may affect the market acceptance of these existing product candidates or any other products which are developed or acquired in the future, including, among others:

•	the price of products relative to other therapies for the same or similar treatments;

•

the perception by patients, physicians and other members of the health care community of the effectiveness and safety of these products for their prescribed treatments relative to other therapies for the same or similar treatments;

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

•

the extent to which reimbursement for our products and related treatments will be available from third party payors including government insurance programs (Medicare and Medicaid) and private insurers.

If these products do not gain market acceptance, we may not be able to fund future operations, including the development or acquisition of new product candidates and/or our sales and marketing efforts for our approved products, which would cause our business to suffer.

In addition, our proprietary and partnered product candidates will be restricted to the labels approved by FDA and applicable regulatory bodies, and these restrictions may limit the marketing and promotion of the ultimate products. If the approved labels are restrictive, the sales and marketing efforts for these products may be negatively affected.

Developing and marketing pharmaceutical products for human use involves significant product liability risks for which we currently have limited insurance coverage.

The testing, marketing and sale of pharmaceutical products involves the risk of product liability claims by consumers and other third parties. Although we maintain product liability insurance coverage, product liability claims can be high in the pharmaceutical industry, and our insurance may not sufficiently cover our actual liabilities. If product liability claims were to be made against us, it is possible that the liabilities may exceed the limits of our insurance policy, or our insurance carriers may deny, or attempt to deny, coverage in certain instances. If a lawsuit against us is successful, then the lack or insufficiency of insurance coverage could materially and adversely affect our business and financial condition. Furthermore, various distributors of pharmaceutical products require minimum product liability insurance coverage before purchase or acceptance of products for distribution. Failure to satisfy these insurance requirements could impede our ability to achieve broad distribution of our proposed products, and higher insurance requirements could impose additional costs on us. In addition, since many of our partnered product candidates include the pharmaceutical products of a third party, we run the risk that problems with the third party pharmaceutical product will give rise to liability claims against us.

Our inability to attract, hire and retain key management and scientific personnel could negatively affect our business.

Our success depends on the performance of key management and scientific employees with relevant experience. We depend substantially on our ability to hire, train, motivate and retain high quality personnel, especially our scientists and management team. Particularly in view of the small number of employees on our staff to cover our numerous programs and key functions, if we are unable to retain existing personnel or identify or hire additional personnel, we may not be able to research, develop, commercialize or market our products and product candidates as expected or on a timely basis and we may not be able to adequately support current and future alliances with strategic partners.

Furthermore, if we were to lose key management personnel, such as Gregory Frost, Ph.D., our President and Chief Executive Officer, we would likely lose some portion of our institutional knowledge and technical know-how, potentially causing a substantial delay in one or more of our development programs until adequate replacement personnel could be hired and trained. For example, Dr. Frost has been with us from soon after our inception, and he possesses a substantial amount of knowledge about our development efforts and business. If we were to lose his services, we would experience delays in meeting our product development schedules. We currently have a severance policy applicable to all employees and a change in control policy applicable to senior executives. We have not adopted any other policies or entered into any other agreements specifically designed to motivate officers or other employees to remain with us.

We do not have key man life insurance policies on the lives of any of our employees, including Dr. Frost.

Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event.

Our operations, including laboratories, offices and other research facilities, are located in three buildings in San Diego, California. We depend on our facilities and on our partners, contractors and vendors for the continued operation of our business. Natural disasters or other catastrophic events, interruptions in the supply of natural resources, political and governmental changes, wildfires and other fires, floods, explosions, actions of animal rights activists, earthquakes and civil unrest could disrupt our operations or those of our partners, contractors and vendors. Even though we believe we carry commercially reasonable business interruption and liability insurance, and our contractors may carry liability insurance that protect us in certain events, we may suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our research and development programs.

If we or our partners do not achieve projected development, clinical or regulatory goals in the timeframes we publicly announce or otherwise expect, the commercialization of our products and the development of our product candidates may be delayed and, as a result, our stock price may decline, and we may face lawsuits relating to such declines.

From time to time, we may publicly articulate the estimated timing for the accomplishment of certain scientific, clinical, regulatory and other product development goals. The accomplishment of any goal is typically based on numerous assumptions, and the achievement of a particular goal may be delayed for any number of reasons both within and outside of our control. If scientific, regulatory, strategic or other factors cause us to not meet a goal, regardless of whether that goal has been publicly articulated or not, our stock price may decline rapidly. Such stock price decline may trigger direct or derivative shareholder lawsuits. As with any litigation proceeding, the eventual outcome of any legal action is difficult to predict. If any such lawsuits occur, we will incur expenses in connection with the defense of these lawsuits, and we may have to pay substantial damages or settlement costs in connection with any resolution thereof. Although we have insurance coverage against which we may claim recovery against some of these expenses and costs, the amount of coverage may not be adequate to cover the full amount or certain expenses and costs may be outside the scope of the policies we maintain. In the event of an adverse outcome or outcomes, our business could be materially harmed from depletion of cash resources, negative impact on our reputation, or restrictions or changes to our governance or other processes that may result from any final disposition of the lawsuit. Moreover, responding to and defending pending litigation significantly diverts management’s attention from our operations.

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

•	we may encounter difficulties in assimilating and integrating the business, products, technologies, personnel or operations of companies that we acquire;

•	certain acquisitions may impact our relationship with existing or potential partners who are competitive with the acquired business, products or technologies;

•	acquisitions may require significant capital infusions and the acquired businesses, products or technologies may not generate sufficient value to justify acquisition costs;

•	we may take on liabilities from the acquired company such as debt, legal liabilities or business risk which could be significant;

•	an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

•	acquisitions may involve the entry into a geographic or business market in which we have little or no prior experience; and

•	key personnel of an acquired company may decide not to work for us.

If any of these risks occurred, it could adversely affect our business, financial condition and operating results. There is no assurance that we will be able to identify or consummate any future acquisitions on acceptable terms, or at all. If we do pursue any acquisitions, it is possible that we may not realize the anticipated benefits from such acquisitions or that the market will not view such acquisitions positively.

Risks Related To Ownership of Our Common Stock

Our stock price is subject to significant volatility.

We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low sales prices of our common stock during the twelve months ended June 30, 2012 were $13.50 and $5.54, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this quarterly report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

•	a dispute regarding our failure, or the failure of one of our third party partners, to comply with the terms of a collaboration agreement;

•	the termination, for any reason, of any of our collaboration agreements;

•	the sale of common stock by any significant stockholder, including, but not limited to, direct or indirect sales by members of management or our Board of Directors;

•	the resignation, or other departure, of members of management or our Board of Directors;

•	general negative conditions in the healthcare industry;

•	general negative conditions in the financial markets;

•	the failure, for any reason, to obtain regulatory approval for any of our proprietary or partnered product candidates;

•	the failure, for any reason, to secure or defend our intellectual property position;

•	for those products that are not yet approved for commercial sale, the failure or delay of applicable regulatory bodies to approve such products;

•	identification of safety or patient tolerability issues;

•	failure of clinical trials to meet efficacy endpoints;

•	suspensions or delays in the conduct of clinical trials;

•	our failure, or the failure of our third party partners, to successfully commercialize products approved by applicable regulatory bodies such as the FDA;

•	our failure, or the failure of our third party partners, to generate product revenues anticipated by investors;

•	problems with an API contract manufacturer or a fill and finish manufacturer for any product or product candidate;

•	the sale of additional debt and/or equity securities by us;

•	our failure to obtain financing on acceptable terms; or

•	a restructuring of our operations.

Future transactions where we raise capital may negatively affect our stock price.

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

Extensive industry regulation has had, and will continue to have, a significant impact on our business. All pharmaceutical companies, including ours, are subject to extensive, complex, costly and evolving regulation by the health regulatory agencies including the FDA (and with respect to controlled drug substances, the U.S. Drug Enforcement Administration (DEA)) and equivalent foreign regulatory agencies and state and local/regional government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packaging, labeling, storing, recordkeeping, safety, approval, advertising, promotion, sale and distribution of our products. We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping our products. Consequently, there is always a risk that the FDA or other applicable governmental authorities will not approve our products or may impose onerous, costly and time-consuming requirements such as additional clinical or animal testing. The FDA or other foreign regulatory agency may, at any time, halt our and our partners’ development and commercialization activities due to safety concerns. In addition, even if our products are approved, regulatory agencies may also take post-approval action limiting or revoking our ability to sell our products. Any of these regulatory actions may adversely affect the economic benefit we may derive from our products and therefore harm our financial condition.

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

We primarily rely on patents to protect our intellectual property rights. The strength of this protection, however, is uncertain. For example, it is not certain that:

•	we will be able to obtain patent protection for our products and technologies;

•	the scope of any of our issued patents will be sufficient to provide commercially significant exclusivity for our products and technologies;

•	others will not independently develop similar or alternative technologies or duplicate our technologies and obtain patent protection before we do; and

•	any of our issued patents, or patent pending applications that result in issued patents, will be held valid, enforceable and infringed in the event the patents are asserted against others.

We currently own or license several patents and also have pending patent applications applicable to rHuPH20 and other proprietary materials. There can be no assurance that our existing patents, or any patents issued to us as a result of our pending patent applications, will provide a basis for commercially viable products, will provide us with any competitive advantages, or will not face third party challenges or be the subject of further proceedings limiting their scope or enforceability. A European patent, EP1603541, claiming rHuPH20 was granted to us on November 11, 2009 with claims to the human PH20 glycoprotein, PEGylated variants, a method of producing the glycoprotein produced by recombinant methods, and pharmaceutical compositions with other agents, including antibodies, insulins, cytokines, a chemotherapeutic agent and additional therapeutic classes. A third party opposed this patent in the European Patent Office in 2010; however, the opposition has been resolved with claims maintained in amended form. Any weaknesses or limitations in our patent portfolio could have a material adverse effect on our business and financial condition. In addition, if any of our pending patent applications do not result in issued patents, or result in issued patents with narrow or limited claims, this could result in us having no or limited protection against generic or biosimilar competition against our product candidates which would have a material adverse effect on our business and financial condition.

We may become involved in interference proceedings in the U.S. Patent and Trademark Office, or other proceedings in other jurisdictions, to determine the priority, validity or enforceability of our patents. In addition, costly litigation could be necessary to protect our patent position.

We also rely on trademarks to protect the names of our products (e.g. Hylenex recombinant). We may not be able to obtain trademark protection for any proposed product names we select. In addition, product names for pharmaceutical products must be approved by health regulatory authorities such as the FDA in addition to meeting the legal standards required for trademark protection and product names we propose may not be timely approved by regulatory agencies which may delay product launch. In addition, our trademarks may be challenged by others. If we enforce our trademarks against third parties, such enforcement proceedings may be expensive.

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

In addition to protecting our own intellectual property rights, third parties may assert patent, trademark or copyright infringement or other intellectual property claims against us. If we become involved in any intellectual property litigation, we may be required to pay substantial damages, including but not limited to treble damages, attorneys’ fees and costs, for past infringement if it is ultimately determined that our products infringe a third party’s intellectual property rights. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management’s attention from other business concerns. Further, we may be stopped from developing, manufacturing or selling our products until we obtain a license from the owner of the relevant technology or other intellectual property rights. If such a license is available at all, it may require us to pay substantial royalties or other fees.

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

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we typically invest all, or substantially all, of our cash in money market funds that invest primarily in government securities. Our investment policy also permits investments in a variety of securities including commercial paper and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2012, we did not have any holdings of derivative financial or commodity instruments, or any foreign currency denominated transactions, and all of our cash and cash equivalents were in money market mutual funds and other investments that we believe to be highly liquid. If a 10% change in interest rates were to have occurred on June 30, 2012, this change would not have had a material effect on the fair value of our investment portfolio as of that date nor our net loss for the three months then ended. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit	Title

2.1	Agreement and Plan of Merger, dated November 14, 2007, by and between the Registrant and the Registrant’s predecessor Nevada corporation (1)

3.1	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on October 7, 2007 (2)

3.2	Certificate of Designation, Preferences and Rights of the terms of the Series A Preferred Stock (1)

3.3	Bylaws, as amended (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Halozyme Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as block of text*.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed November 20, 2007 (File No. 001-32335).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 12, 2011 (File No. 001-32335).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc.,
a Delaware corporation

Dated: August 9, 2012	/s/ Gregory I. Frost, Ph.D.
Gregory I. Frost, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2012	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)