Form 10-Q
period 2012-09-30
HALOZYME THERAPEUTICS INC
filed 2012-11-08
CIK 1159036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 112,705,092 as of October 31, 2012.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

HALOZYME THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$87,614,891	$52,825,527
Accounts receivable, net	4,464,273	2,262,465
Inventories	2,186,063	567,263
Prepaid expenses and other assets	11,353,342	8,332,242

Total current assets	105,618,569	63,987,497
Property and equipment, net	2,363,650	1,771,048

Total Assets	$107,982,219	$65,758,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,526,839	$7,556,859
Accrued expenses	8,041,673	5,615,574
Deferred revenue, current portion	9,470,247	4,129,407

Total current liabilities	21,038,759	17,301,840
Deferred revenue, net of current portion	34,883,135	36,754,583
Deferred rent, net of current portion	870,548	802,006

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 150,000,000 shares authorized; 112,692,527 and 103,989,272 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	112,693	103,990
Additional paid-in capital	345,244,876	255,817,772
Accumulated deficit	(294,167,792)	(245,021,646)

Total stockholders’ equity	51,189,777	10,900,116

Total Liabilities and Stockholders’ Equity	$107,982,219	$65,758,545

Note:	The condensed consolidated balance sheet at December 31, 2011 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Product sales, net	$715,354	$1,156,903	$1,427,707	$1,487,822
Revenues under collaborative agreements	4,618,969	21,785,525	19,103,970	52,187,447

Total revenues	5,334,323	22,942,428	20,531,677	53,675,269

Operating expenses:
Cost of product sales	226,635	11,723	440,516	201,675
Research and development	19,503,491	13,514,352	51,476,329	42,647,265
Selling, general and administrative	5,634,034	4,263,520	17,833,165	12,237,152

Total operating expenses	25,364,160	17,789,595	69,750,010	55,086,092

Operating income (loss)	(20,029,837)	5,152,833	(49,218,333)	(1,410,823)
Interest and other income, net	23,991	12,360	72,187	56,586

Net income (loss)	$(20,005,846)	$5,165,193	$(49,146,146)	$(1,354,237)

Basic and diluted net income (loss) per share	$(0.18)	$0.05	$(0.44)	$(0.01)

Shares used in computing net income (loss) per share:
Basic	112,305,002	103,223,352	110,658,757	102,282,904

Diluted	112,305,002	105,009,189	110,658,757	102,282,904

Comprehensive income (loss)	$(20,005,846)	$5,165,193	$(49,146,146)	$(1,354,237)

See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2012	2011
Operating activities:
Net loss	$(49,146,146)	$(1,354,237)
Adjustments to reconcile net loss to net cash used in operating activies:
Share-based compensation	6,362,372	3,916,329
Depreciation and amortization	796,163	851,613
Gain on disposal of equipment	(6,610)	(992)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,201,808)	(3,909,636)
Inventories	(1,618,800)	89,979
Prepaid expenses and other assets	(3,021,100)	(576,918)
Accounts payable and accrued expenses	(2,106,754)	(2,183,864)
Deferred rent	62,385	89,453
Deferred revenue	3,469,392	(17,718,311)

Net cash used in operating activities	(47,410,906)	(20,796,584)

Investing activities:
Purchases of property and equipment	(873,165)	(271,521)

Net cash used in investing activities	(873,165)	(271,521)

Financing activities:
Proceeds from issuance of common stock, net	81,476,845	—
Proceeds from issuance of common stock under equity incentive plans, net	1,596,590	4,141,615

Net cash provided by financing activities	83,073,435	4,141,615

Net increase (decrease) in cash and cash equivalents	34,789,364	(16,926,490)
Cash and cash equivalents at beginning of period	52,825,527	83,255,848

Cash and cash equivalents at end of period	$87,614,891	$66,329,358

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable for purchases of property and equipment	$508,990	$6,954

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

Our research focuses primarily on human enzymes that alter the extracellular matrix. Our lead enzyme, recombinant human hyaluronidase (“rHuPH20”), temporarily degrades hyaluronan, a matrix component in the skin, and facilitates the dispersion and absorption of drugs and fluids. We are also developing novel enzymes that may target other matrix structures for therapeutic benefit. Our EnhanzeTM technology is the platform for the delivery of proprietary small and large molecules. We apply our research products in collaboration with other companies as well as for our own proprietary pipeline in therapeutic areas with significant unmet medical need, such as diabetes, oncology and dermatology.

Our operations to date have involved: (i) organizing and staffing our operating subsidiary, Halozyme, Inc.; (ii) acquiring, developing and securing our technology; (iii) undertaking product development for our existing product and a limited number of product candidates; (iv) supporting the development of collaboration product candidates and (v) selling Hylenex® recombinant (hyaluronidase human injection). We continue to increase our focus on our proprietary product pipeline and have expanded investments in our proprietary product candidates. We currently have multiple proprietary programs in various stages of research and development. In addition, we currently have license and collaborative agreements with F. Hoffmann-La Roche, Ltd and Hoffmann-La Roche, Inc. (“Roche”), Baxter Healthcare Corporation (“Baxter”), ViroPharma Incorporated (“ViroPharma”), and Intrexon Corporation (“Intrexon”), to apply Enhanze technology to these collaborators’ biological therapeutic compounds. Currently, we have received only limited revenue from the sales of Hylenex recombinant, in addition to other revenues from our collaborations.

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

Effective January 1, 2012, we prospectively adopted FASB’s ASU No. 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-04 did not have a material effect on our consolidated financial position or results of operations.

Inventories

Inventories are stated at lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories are reviewed periodically for potential excess, dated or obsolete status. Management evaluates the carrying value of inventories on a regular basis, taking into account such factors as historical and anticipated future sales compared to quantities on hand, the price it expects to obtain for products in their respective markets compared with historical cost and the remaining shelf life of goods on hand.

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

Product Sales – Hylenex recombinant was approved for marketing by the FDA in December 2005. From 2005 through January 7, 2011, Baxter had the worldwide market rights for Hylenex recombinant under the terms of the amended and restated development and supply agreement with Baxter (“Hylenex Collaboration”). Baxter commercially launched Hylenex recombinant in October 2009. However, Hylenex recombinant was voluntarily recalled in May 2010 because a portion of the product manufactured by Baxter was not in compliance with the requirements of the underlying collaboration. Effective January 7, 2011, we and Baxter mutually agreed to terminate the Hylenex Collaboration. During the second quarter of 2011, we submitted the data that the FDA had requested to support the reintroduction of Hylenex recombinant to the market. The FDA approved the submitted data and granted the reintroduction of Hylenex recombinant.

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

Revenues under Collaborative Agreements – We have entered into license and collaboration agreements under which the collaborators obtained worldwide exclusive rights for the use of our proprietary rHuPH20 enzyme in the development and commercialization of the collaborators’ biologic compounds. The collaborative agreements contain multiple elements, including nonrefundable payments at the inception of the arrangements, license fees, exclusivity fees, payments based on achievement of specified milestones designated in the collaborative agreements, reimbursements of research and development services, payments for supply of rHuPH20 API for the collaborator and/or royalties on sales of products resulting from collaborative agreements. We analyze each element of the collaborative agreements and consider a variety of factors in determining the appropriate method of revenue recognition of each element.

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

Nonrefundable upfront license fee payments are recognized upon delivery of the license if facts and circumstances dictate that the license has standalone value from the undelivered items, which generally include research and development services and the manufacture of rHuPH20 API, the relative selling price allocation of the license is equal to or exceeds the upfront license fee, persuasive evidence of an arrangement exists, our price to the collaborator is fixed or determinable and collectability is reasonably assured. Upfront license fee payments are deferred if facts and circumstances dictate that the license does not have standalone value. The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period.

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

The collaborative agreements typically provide the collaborators the right to terminate such agreements in whole or on a product-by-product or target-by-target basis at any time upon 90 days prior written notice to us. There are no performance, cancellation, termination or refund provisions in any of our collaborative agreements that contain material financial consequences to us.

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

Share-Based Compensation

Total share-based compensation expense related to all of our share-based awards was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Research and development	$913,946	$890,276	$3,279,940	$1,944,552
Selling, general and administrative	1,008,447	867,083	3,082,432	1,971,777

Share-based compensation expense	$1,922,393	$1,757,359	$6,362,372	$3,916,329

Share-based compensation expense per basic and diluted share	$0.02	$0.02	$0.06	$0.04

Share-based compensation expense from:
Stock options	$1,164,973	$806,078	$3,491,220	$2,318,728
Restricted stock awards and restricted stock units	757,420	951,281	2,871,152	1,597,601

	$1,922,393	$1,757,359	$6,362,372	$3,916,329

Since we have a net operating loss carryforward as of September 30, 2012, no excess tax benefits for the tax deductions related to share-based awards were recognized in the interim unaudited condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2012. For the three months ended September 30, 2012 and 2011, employees exercised stock options to purchase 7,055 and 38,511 shares of common stock, respectively, for aggregate proceeds of approximately $39,000 and $79,000, respectively. For the nine months ended September 30, 2012 and 2011, employees exercised stock options to purchase 426,277 and 2,713,573 shares of common stock, respectively, for aggregate proceeds of approximately $1.9 million and $4.1 million, respectively. In addition, for the nine months ended September 30, 2012, upon vesting of 128,000 restricted stock units (“RSUs”), the RSU holders received net settlement of 81,070 shares of common stock and surrendered 46,930 RSUs to pay for the minimum withholding taxes totaling approximately $347,000. There were no RSUs vested for the three months ended September 30, 2012 or the three and nine months ended September 30, 2011.

As of September 30, 2012, total unrecognized estimated compensation cost related to non-vested stock options and non-vested restricted stock awards and restricted stock units granted prior to that date was approximately $9.6 million and $7.0 million, respectively, which is expected to be recognized over a weighted-average period of approximately 2.7 years and 3.6 years, respectively.

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

Our financial instruments include cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses. The carrying amounts of financial instruments approximate their fair values due to their short maturities. Cash equivalents of approximately $85.0 million and $51.8 million at September 30, 2012 and December 31, 2011, respectively, are carried at fair value and are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices for identical securities. We have no instruments that are classified within Level 2 and Level 3.

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

3. Collaborative Agreements

Roche Collaboration

In December 2006, we and Roche entered into a license and collaborative agreement under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 and up to thirteen Roche target compounds (the “Roche Collaboration”). As of September 30, 2012, Roche has elected a total of five exclusive targets and retains the option to develop and commercialize rHuPH20 with three additional targets, provided that Roche continues to pay annual maintenance fees to us. As of September 30, 2012, we have received $57 million from Roche, including the $20 million upfront license fee payment for the application of rHuPH20 to the initial three Roche exclusive targets, $20 million in connection with Roche’s election of two additional exclusive targets and annual license maintenance fees for the right to designate the remaining targets as exclusive targets, $13 million in clinical development milestone payments and a $4 million regulatory milestone payment. If Roche successfully develops all five exclusive targets and achieves pre-agreed sales targets, we could receive additional milestone payments of up to $178 million, including up to $17 million for the achievement of clinical development milestones, up to $16 million for the achievement of regulatory milestones and up to $145 million for the achievement of sales-based milestones.

Under the terms of the Roche Collaboration, Roche will also pay us a royalty on each product commercialized under the agreement consisting of a mid-single digit percent of the net sales of such product. Unless terminated earlier in accordance with its terms, the Roche Collaboration continues in effect until the expiration of Roche’s obligation to pay royalties. Roche has the obligation to pay royalties with respect to each product in each country, during the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. For products developed for each of the additional targets, Roche may pay us upfront and milestone payments of up to $47 million per target, as well as royalties on product sales for each of the additional targets consisting of a mid-single digit percent of the net sales of such products. Additionally, Roche will obtain access to our expertise in developing and applying rHuPH20 to Roche targets. Under the terms of the Roche Collaboration, we were obligated to scale up the production of rHuPH20 and to identify a second source manufacturer that would help meet anticipated production obligations arising from the Roche Collaboration.

Due to our continuing involvement obligations (for example, support activities associated with rHuPH20), revenues from the upfront payment, exclusive designation fees and annual license maintenance fees were deferred and are being recognized over the term of the Roche Collaboration. We have determined that the clinical and regulatory milestones are substantive; therefore, we expect to recognize such clinical and regulatory milestone payments as revenue upon achievement of the milestones. In addition, we have determined that the sales-based milestone payments are similar to royalty payments and are not considered milestone payments under the Milestone Method of revenue recognition; therefore, we will recognize such sales-based milestone payments as revenue upon achievement of the milestones.

There were no milestone payments recognized as revenues under collaborative agreements under the Roche Collaboration for the three months ended September 30, 2012 and 2011. For the nine months ended September 30, 2012 and 2011, we recognized $4 million and $5 million, respectively, as revenues under collaborative agreements in accordance with the Milestone Method related to the achievement of certain regulatory and clinical milestones pursuant to the terms of the Roche Collaboration.

Gammagard Collaboration

In September 2007, we entered into a license and collaborative agreement with Baxter, under which Baxter obtained a worldwide, exclusive license to develop and commercialize a product candidate (currently named HyQ) consisting of rHuPH20 combined with a current Baxter product, GAMMAGARD LIQUID® (the “Gammagard Collaboration”). As of September 30, 2012, we have received $13 million under the Gammagard Collaboration, including the $10 million upfront license fee payment and a $3 million regulatory milestone payment. If Baxter successfully receives marketing approval for the licensed product candidate and achieves pre-agreed sales targets, we could receive additional milestone payments of up to $34 million for the achievement of sales-based milestones. In addition, Baxter will pay us a royalty on each product commercialized under the agreement consisting of a mid-single digit percent of the net sales of such product. The Gammagard Collaboration is applicable to both kit and formulation combinations. Baxter assumes all development, manufacturing, clinical, regulatory, sales and marketing costs under the Gammagard Collaboration, while we are responsible for the supply of rHuPH20 enzyme. We perform research and development activities at the request of Baxter, which are reimbursed by Baxter under the terms of the Gammagard Collaboration. In addition, Baxter has certain product development and commercialization obligations in major markets identified in the Gammagard Collaboration. Unless terminated earlier in accordance with its terms, the Gammagard Collaboration continues in effect until the expiration of Baxter’s obligation to pay royalties. Baxter has the obligation to pay royalties, with respect to each product in each country, during the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country.

Due to our continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), the upfront payment was deferred and is being recognized over the term of the Gammagard Collaboration.

We have determined that sales-based milestone payments are similar to royalty payments and are not considered milestone payments under the Milestone Method of revenue recognition; therefore, such payments will be recognized as revenue upon achievement of the milestones. There were no milestone payments recognized as revenues under collaborative agreements under the Gammagard Collaboration for the three and nine months ended September 30, 2012. For the three and nine months ended September 30, 2011, we recognized zero and $3 million, respectively, as revenues under collaborative agreements under the Gammagard Collaboration in accordance with the Milestone Method.

ViroPharma and Intrexon Collaborations

Effective May 10, 2011, we and ViroPharma entered into a collaboration and license agreement, under which ViroPharma obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development of a subcutaneous injectable formulation of ViroPharma’s commercialized product, Cinryze® (C1 esterase inhibitor [human]) (the “ViroPharma Collaboration”). In addition, the license provides ViroPharma with exclusivity to C1 esterase inhibitor and to the hereditary angioedema indication, along with three additional orphan indications. As of September 30, 2012, we have received $13 million from ViroPharma, including the $9 million nonrefundable upfront license fee payment, a $3 million clinical development milestone payment and a $1 million annual exclusivity fee. If ViroPharma successfully develops the licensed product candidate, we could receive additional milestone payments of up to $41 million for the achievement of development and regulatory milestones. In addition, so long as the agreement is in effect, we are entitled to receive a nonrefundable annual exclusivity fee of $1 million which commenced on May 10, 2012 and on each anniversary of the effective date of the agreement thereafter until a certain development event occurs. ViroPharma is solely responsible for the development, manufacturing and marketing of any products resulting from this collaboration. We are entitled to receive payments for research and development services and supply of rHuPH20 API if requested by ViroPharma. In addition, we are entitled to receive additional cash payments potentially totaling $10 million upon achievement of certain development and regulatory milestones for each product targeting the treatment of any of the three additional orphan indications. We are also entitled to receive a royalty on each product commercialized under the agreement consisting of ten percent of the net sales of such product.

Unless terminated earlier in accordance with its terms, the ViroPharma Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the ViroPharma Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. ViroPharma may terminate the agreement prior to expiration for any reason on a product-by-product basis upon 90 days prior written notice to us. Upon any such termination, the license granted to ViroPharma (in total or with respect to the terminated product, as applicable) will terminate.

Effective June 6, 2011, we and Intrexon entered into a collaboration and license agreement, under which Intrexon obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development of a subcutaneous injectable formulation of Intrexon’s recombinant human alpha 1-antitrypsin (rHuA1AT) (the “Intrexon Collaboration”). In addition, the license provides Intrexon with exclusivity for a defined indication (“Exclusive Field”). As of September 30, 2012, we have received $10 million from Intrexon, including a nonrefundable upfront license fee payment of $9 million and a $1 million annual exclusivity fee. If Intrexon successfully develops the licensed product candidate and achieves the pre-agreed sales target, we could receive additional milestone payments of up to $54 million, including $44 million for the achievement of development and regulatory milestones and $10 million for the achievement of a sales-based milestone. In addition, so long as the agreement is in effect, we are entitled to receive a nonrefundable annual exclusivity fee of $1 million which commenced on June 6, 2012 and on each anniversary of the effective date of the agreement thereafter until a certain development event occurs. Intrexon is solely responsible for the development, manufacturing and marketing of any products resulting from this collaboration. We are entitled to receive payments for research and development services and supply of rHuPH20 API if requested by Intrexon. In addition, we are entitled to receive additional cash payments potentially totaling $10 million for each product for use outside the Exclusive Field upon achievement of development and regulatory milestones. We are also entitled to receive a royalty on each product commercialized under the agreement consisting of a percentage of the net sales of such product ranging from mid-single digits up to low double-digit percent.

Unless terminated earlier in accordance with its terms, the Intrexon Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Intrexon Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. Intrexon may terminate the agreement prior to expiration for any reason on a product-by-product basis upon 90 days prior written notice to us. Upon any such termination, the license granted to Intrexon (in total or with respect to the terminated product, as applicable) will terminate. Intrexon’s chief executive officer, chairman of its board of directors and major shareholder is also a member of our board of directors.

We identified the deliverables at the inception of the ViroPharma and Intrexon agreements which are the license, research and development services and API supply. We have determined that the license, research and development services and API supply individually represent separate units of accounting, because each deliverable has standalone value. The estimated selling prices for these units of accounting were determined based on market conditions, the terms of comparable collaborative arrangements for similar technology in the pharmaceutical and biotech industry and entity-specific factors such as the terms of our previous collaborative agreements, our pricing practices and pricing objectives and the nature of the research and development services to be performed for the collaborators. The arrangement consideration was allocated to the deliverables based on the relative selling price method.

The amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (the noncontingent amount). As such, we excluded from the allocable arrangement consideration the milestone payments, annual exclusivity fees and royalties regardless of the probability of receipt. Based on the results of our analysis, we allocated the $9 million upfront license fee received from ViroPharma to the license fee deliverable under the ViroPharma arrangement and the $9 million upfront fee received from Intrexon to the license fee deliverable under the Intrexon arrangement. We determined that the upfront payment was earned upon the granting of the worldwide, exclusive right to our technology to the collaborator in both the ViroPharma Collaboration and Intrexon Collaboration. As a result, we recognized the $9 million upfront license fee received under the ViroPharma Collaboration and the $9 million upfront license fee received under the Intrexon Collaboration as revenues under collaborative agreements upon receipt of the upfront license fees.

We recognize the annual exclusivity fees as revenues under collaborative agreements when they are due and payable on each anniversary of the effective date and such amounts are included in the allocable arrangement consideration and recognized based on the relative selling price allocation. We recognize amounts allocated to research and development services as revenues under collaborative agreements as the related services are performed. We recognize amounts allocated to the sales of API as revenues under collaborative agreements when such API has met all required specifications by the collaborators and the related title and risk of loss and damages have passed to the collaborators. We cannot predict the timing of delivery of research and development services and API as they are at the collaborators’ requests.

We are eligible to receive additional cash payments upon the achievement by the collaborators of specified development, regulatory and sales-based milestones. We have determined that each of the development and regulatory milestones is substantive; therefore, we expect to recognize such development and regulatory milestone payments as revenues under collaborative agreements upon achievement in accordance with the Milestone Method. In addition, we have determined that the sales-based milestone payment is similar to a royalty payment and is not considered a milestone payment under the Milestone Method of revenue recognition; therefore, we will recognize the sales-based milestone payment as revenue upon achievement of the milestone because we have no future performance obligations associated with the milestone.

For the three and nine months ended September 30, 2011, we recognized a $3 million milestone payment as revenues under collaborative agreements in accordance with the Milestone Method related to the achievement of a development milestone pursuant to the terms of the ViroPharma Collaboration. There were no milestone payments recognized as revenues under collaborative agreements associated with the ViroPharma Collaboration for the three and nine months ended September 30, 2012. There were no milestone payments recognized as revenues under collaborative agreements associated with the Intrexon Collaboration for the three and nine months ended September 30, 2012 and 2011. We recognized the annual exclusivity fee of zero and $1 million as revenues under collaborative agreements associated with each the ViroPharma and Intrexon Collaborations for the three and nine months ended September 30, 2012, respectively.

4. Inventories

Inventories consist of the following:

	September 30,	December 31,
	2012	2011
Raw materials	$962,751	$201,822
Work-in-process	715,241	290,647
Finished goods	508,071	74,794

	$2,186,063	$567,263

5. Property and Equipment, Net

Property and equipment, net consist of the following:

	September 30,	December 31,
	2012	2011
Research equipment	$6,207,401	$5,231,763
Computer and office equipment	1,524,340	1,266,041
Leasehold improvements	1,137,187	1,019,147

	8,868,928	7,516,951
Accumulated depreciation and amortization	(6,505,278)	(5,745,903)

	$2,363,650	$1,771,048

Depreciation and amortization expense totaled approximately $286,000 and $239,000 for the three months ended September 30, 2012 and 2011, respectively, and approximately $796,000 and $852,000 for the nine months ended September 30, 2012 and 2011, respectively.

6. Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2012	2011
Accrued outsourced research and development expenses	$3,735,396	$1,910,273
Accrued compensation and payroll taxes	3,339,791	3,223,936
Other accrued expenses	966,486	481,365

	$8,041,673	$5,615,574

7. Deferred Revenue

Deferred revenue consists of the following:

	September 30,	December 31,
	2012	2011
Collaborative agreements	$44,034,015	$40,716,806
Product sales	319,367	167,184

Total deferred revenue	44,353,382	40,883,990
Less current portion	9,470,247	4,129,407

Deferred revenue, net of current portion	$34,883,135	$36,754,583

Roche Collaboration. Under the terms of the Roche Collaboration, Roche paid $20 million to us in December 2006 as an initial upfront payment for the application of rHuPH20 to three pre-defined Roche biologic targets. As of September 30, 2012, Roche has paid an aggregate of $20 million in connection with Roche’s election of two additional exclusive targets and annual license maintenance fees for the right to designate the remaining targets as exclusive targets. Roche currently retains the option to develop and commercialize rHuPH20 with three additional targets, provided that Roche continues to pay annual license maintenance fees to us.

Due to our continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), revenues from the upfront payment, exclusive designation fees and annual license maintenance fees were deferred and are being recognized over the term of the Roche Collaboration. We recognized revenue from the upfront payment, exclusive designation fees and annual license maintenance fees under the Roche Collaboration in the amounts of approximately $503,000 and $491,000 for the three months ended September 30, 2012 and 2011, respectively, and approximately $1.5 million for the nine months ended September 30, 2012 and 2011. Deferred revenue relating to the upfront payment, exclusive designation fees and annual license maintenance fees under the Roche Collaboration was $30.1 million and $31.7 million as of September 30, 2012 and December 31, 2011, respectively.

During the nine months ended September 30, 2012, we received approximately $7.0 million in deferred revenue relating to the manufacture of rHuPH20 API for Roche. We recognized approximately $334,000 as revenues under collaborative agreements from deferred revenue relating to the manufacture of rHuPH20 API for the three and nine months ended September 30, 2012. Deferred revenue relating to the manufacture of rHuPH20 API under the Roche Collaboration was $6.7 million and zero as of September 30, 2012 and December 31, 2011, respectively.

Gammagard Collaboration. Under the terms of the Gammagard Collaboration, Baxter paid us a nonrefundable upfront payment of $10 million. Due to our continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), the $10 million upfront payment was deferred and is being recognized over the term of the Gammagard Collaboration. We recognized revenue from the upfront payment under the Gammagard Collaboration in the amounts of approximately $121,000 for each of the three months ended September 30, 2012 and 2011 and approximately $362,000 for the nine months ended September 30, 2012 and 2011. Deferred revenue relating to the upfront payment under the Gammagard Collaboration was $7.2 million and $7.6 million as of September 30, 2012 and December 31, 2011, respectively.

Hylenex Collaboration. In February 2007, we and Baxter amended certain existing agreements for Hylenex recombinant and entered into the Hylenex Collaboration for kits and formulations with rHuPH20. Effective January 7, 2011, we and Baxter mutually agreed to terminate the Hylenex Collaboration and the associated agreements. On July 18, 2011, we and Baxter entered into an agreement (the “Transition Agreement”) setting forth certain rights, data and assets to be transferred by Baxter to us during a transition period. Effective July 18, 2011, we had no future performance obligations to Baxter in connection with the Hylenex Collaboration. Therefore, we recognized the unamortized deferred revenue of approximately $9.3 million relating to the prepaid product-based payments and the unamortized deferred revenue of approximately $7.6 million relating to deferred upfront payment from the Hylenex Collaboration as revenues under collaborative agreements for the three months ended September 30, 2011. For the nine months ended September 30, 2011, we recognized revenues under the Hylenex Collaboration from the upfront payment of approximately $7.8 million and from the product-based payments of approximately $9.3 million. There were no deferred revenues relating to the Hylenex Collaboration at September 30, 2012 and 2011.

In addition, pursuant to the terms of the Transition Agreement, Baxter no longer had the right to return the Hylenex recombinant API previously delivered to Baxter. Accordingly, we recognized approximately $991,000 of deferred revenue related to such Hylenex recombinant API as product sales revenue during the three and nine months ended September 30, 2011.

8. Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding. Potentially dilutive common shares outstanding, determined using the treasury stock method, principally include shares that may be issued under our stock options, restricted stock awards (“RSAs”) and RSUs. Stock options, unvested RSAs and unvested RSUs are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive. For the three and nine months ended September 30, 2012, outstanding stock options, outstanding RSUs and unvested RSAs totaling approximately 7.3 million were excluded from the calculation of diluted net loss per common share because their effect is anti-dilutive. For the three and nine months ended September 30, 2011, outstanding stock options, outstanding RSUs and unvested RSAs totaling approximately 1.9 million and 5.9 million, respectively, were excluded from the calculation of diluted net loss per common share because their effect is anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Income (Loss) - Numerator:
Net income (loss) for basic and diluted EPS	$(20,005,846)	$5,165,193	$(49,146,146)	$(1,354,237)

Shares - Denominator:
Weighted-average shares for basic EPS	112,305,002	103,223,352	110,658,757	102,282,904
Effect of dilutive stock options, RSAs and RSUs	—	1,785,837	—	—

Weighted-average shares for diluted EPS	112,305,002	105,009,189	110,658,757	102,282,904

Basic and diluted net income (loss) per share	$(0.18)	$0.05	$(0.44)	$(0.01)

9. Stockholders’ Equity

During the nine months ended September 30, 2012 and 2011, we issued an aggregate of 426,277 and 2,713,573 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $4.56 and $1.70 per share, respectively, for net proceeds of approximately $1.9 million and $4.1 million, respectively. In addition, for the nine months ended September 30, 2012, we issued 81,070 shares of common stock upon vesting of certain RSUs. The RSU holders surrendered 46,930 RSUs to pay for minimum withholding taxes totaling approximately $347,000. Options and RSUs to purchase approximately 6.9 million and 6.0 million shares of our common stock were outstanding as of September 30, 2012 and December 31, 2011, respectively. In addition, we issued 375,908 shares of common stock, net of RSAs canceled, in connection with the grants of RSAs during the nine months ended September 30, 2012.

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

As used in this report, unless the context suggests otherwise, the terms “we,” “our,” “ours,” and “us” refer to Halozyme Therapeutics, Inc., and its wholly owned subsidiary, Halozyme, Inc., which are sometimes collectively referred to herein as the “Company.”

The following information should be read in conjunction with the interim unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Past financial or operating performance is not necessarily a reliable indicator of future performance, and our historical performance should not be used to anticipate results or future period trends.

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

Our research focuses primarily on human enzymes that alter the extracellular matrix. Our lead enzyme, recombinant human hyaluronidase (rHuPH20), temporarily degrades hyaluronan (HA), a matrix component in the skin, and facilitates the dispersion and absorption of drugs and fluids. We are also developing novel enzymes that may target other matrix structures for therapeutic benefit. Our EnhanzeTM technology is the platform for the delivery of proprietary small and large molecules. We apply our research to develop products in collaboration with other companies as well as for our own proprietary pipeline in therapeutic areas with significant unmet medical need, such as diabetes, oncology and dermatology.

Our operations to date have involved: (i) organizing and staffing our operating subsidiary, Halozyme, Inc.; (ii) acquiring, developing and securing our technology; (iii) undertaking product development for our existing products and a limited number of product candidates; (iv) supporting the development of collaboration product candidates; and (v) selling Hylenex® recombinant (hyaluronidase human injection). We continue to increase our focus on our proprietary product pipeline and have expanded investments in our proprietary product candidates. We currently have multiple proprietary programs in various stages of research and development. In addition, we currently have license and collaborative agreements with F. Hoffmann-La Roche, Ltd and Hoffmann-La Roche, Inc. (Roche), Baxter Healthcare Corporation (Baxter), ViroPharma Incorporated (ViroPharma) and Intrexon Corporation (Intrexon) to apply Enhanze technology to the collaborators’ biological therapeutic compounds. Currently, we have received only limited revenue from the sales of Hylenex recombinant, in addition to other revenues from our collaborations.

We and our collaborators have product candidates in the research, preclinical and clinical stages, but future revenues from the sales and/or royalties of these product candidates will depend on our collaborators’ abilities and our ability to develop, manufacture, obtain regulatory approvals for and successfully commercialize product candidates. It may be years, if ever, before we and our collaborators are able to obtain regulatory approvals for these product candidates. We have incurred net operating losses each year since inception, with an accumulated deficit of approximately $294.2 million as of September 30, 2012.

Product and Product Candidates

We have one marketed product and multiple product candidates targeting several indications in various stages of development. The following table summarizes our proprietary product and product candidates as well as our collaboration product candidates:

Product and Product Candidates	Therapeutic Area	Use / Indication(s)	Research/ Pre- Clinical	Phase 1	Phase 2	Phase 3	Filed for Approval	Approved Product
Proprietary Product and Product Candidates
Hylenex recombinant	Various	Peptide, small
(hyaluronidase human injection)		molecule and fluid delivery

Analog Insulin-PH20	Endocrinology	Diabetes

PEGPH20	Oncology	Solid tumors

HTI-501	Dermatology	Aesthetic
medicine, other
Collaboration Product Candidates
Roche (up to 8 targets):
Subcutaneous	Oncology	Breast cancer
Herceptin®

Subcutaneous	Oncology	Non-
MabThera®		Hodgkin’s
lymphoma

Subcutaneous	Anti-	Rheumatoid
Actemra®	Inflammatory	arthritis

Baxter BioScience	Immunology	Primary
HyQ		immuno-
(GAMMAGARD		deficiency
LIQUID®
with rHuPH20)

ViroPharma	Immunology	Hereditary
Cinryze® with		angioedema
rHuPH20

Intrexon	Immunology	Hereditary
Alpha 1-antitrypsin		emphysema
with rHuPH20

More Physiologic (Ultrafast) Insulin Program

Our lead proprietary program focuses on using rHuPH20 with prandial (mealtime or rapid-acting) insulin for the treatment of diabetes mellitus. Diabetes mellitus is an increasingly prevalent, costly condition associated with substantial morbidity and mortality. Attaining and maintaining normal blood sugar levels to minimize the long-term clinical risks is a key treatment goal for people living with diabetes. We have combined rHuPH20 with a rapid acting analog insulin, e.g., insulin lispro (Humalog®) (Lispro-PH20), insulin aspart (Novolog®) (Aspart-PH20), and insulin glulisine (Apidra®), (each such combination, Analog-PH20), to accelerate their action. We have also studied the pre-administration of Hylenex recombinant in analog insulin pump therapy at infusion site change (once every 48-72 hours). These Analog-PH20 combinations facilitate faster insulin dispersion in, and absorption from, the subcutaneous space into the vascular compartment, leading to faster insulin response. By making mealtime insulin onset faster, i.e., providing earlier insulin to the blood and thus earlier glucose lowering activity, Analog-PH20 may yield a better profile of insulin effect, more like that found in healthy, non-diabetic people.

The primary goal of our more physiologic insulin program is to develop a best-in-class insulin product, with demonstrated clinical benefits for type 1 and 2 diabetes mellitus patients, in comparison to the current standard of care analog insulin products. With a more rapidly absorbed, faster acting insulin product, we seek to demonstrate one or more significant improvements relative to existing treatment, such as improved glycemic control, less hypoglycemia, and less weight gain. A number of clinical trials investigating the various attributes of our insulin candidates have been completed.

We view the multiple daily injection (MDI) market and the continuous subcutaneous insulin infusion (CSII) or pump market as distinct product opportunities that could be pursued separately. Based on the data we have seen thus far, we believe that a large biotech or pharmaceutical company with global access to the primary care markets would be best positioned to maximize the value of the MDI market and, therefore, entering into a collaboration would be an attractive option for us to leverage this opportunity. We believe that the pre-administration of Hylenex recombinant could be the best product offering for the CSII market. We are currently evaluating a variety of strategic options for pursuing this opportunity commercially.

At the American Diabetes Association’s (ADA) annual conference in June 2012, we presented three clinical studies from our more physiologic insulin program for two distinct markets – the MDI market and the CSII market. With regard to MDI opportunity, we presented data from two treatment studies – one in type 1 diabetes patients and one in type 2 diabetes patients. Both studies met their primary endpoints of A1C non-inferiority (A1C is a measure of average blood sugar over three months) and improved post-prandial glucose control, compared to patients who were treated with analog insulin alone. Additionally, data from the type 1 diabetes treatment study indicated that Analog-PH20 formulations reduced hypoglycemia compared to analog insulin alone.

For the CSII market, we presented interim data from a study evaluating the use of Hylenex recombinant in analog insulin pump therapy that showed pre-administration of Hylenex recombinant provided a “faster-on faster-off” more physiologic profile than current rapid insulin analogs. Data from the double-blind cross-over study showed that pre-administration of Hylenex recombinant, at the time of infusion set change, not only accelerated the absorption and action of mealtime insulin, but also provided a more consistent insulin action profile over the three days of the infusion set life which resulted in improved post-prandial glucose control.

PEGPH20

We are developing an investigational PEGylated form of rHuPH20 (PEGPH20), a new molecular entity, as a candidate for the systemic treatment of tumors that accumulate HA. PEGylation refers to the attachment of polyethylene glycol to rHuPH20, thereby creating PEGPH20. One of the novel properties of PEGPH20 is that it has an extended serum half-life and therefore can be used to treat systemic disease.

Approximately 25% of all solid malignancies accumulate HA, including pancreatic, lung, breast, colon and prostate cancers. Aberrant accumulation of this component of the tumor’s infrastructure supports a protective network that surrounds certain tumors. This pathologic accumulation of HA along with other matrix components creates a unique microenvironment for the growth of tumor cells compared to normal cells. We believe that depleting the HA component of the tumor architecture with PEGPH20 disrupts the tumor microenvironment and opens the previously constricted vessels to allow anti-cancer therapies to have greater access to the tumor, which may enhance the chemotherapy’s treatment effect. Increased blood flow may also enhance radiotherapy treatment effect. We have generated data showing that disrupting the specialized environment around tumors will directly inhibit the growth. Because HA accumulates in about 25% of all solid tumors, we believe that PEGPH20 has the potential to help patients with many different kinds of cancer.

We are currently conducting clinical trials with PEGPH20 in the treatment of solid tumors. The trials incorporate the use of oral dexamethasone as prophylactic treatment for all patients prior to receiving intravenous administration of PEGPH20 and subsequent post-dose oral dexamethasone. Dexamethasone minimizes the side effect of PEGPH20. Our Phase 2 clinical trial, with a Phase 1b run-in period, for patients with metastatic pancreatic cancer is currently ongoing. In the Phase 1b run-in period of the trial, patients receive PEGPH20 in combination with gemcitabine. The objective of Phase 1b is to identify the recommended Phase 2 dose of PEGPH20 in combination with gemcitabine. The Phase 2 portion of the trial will be a randomized, double-blind, placebo-controlled study to assess safety, tolerability, and efficacy of PEGPH20 in combination with certain chemotherapeutic agents versus the chemotherapeutic agents alone. We expect to specify the chemotherapeutic agents we will use in the Phase 2 portion of the trial pending our determination of the chemotherapeutic agents that are most relevant in the treatment of pancreatic cancer.

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

We are exploring HTI-501 as an approach to the treatment of edematous fibrosclerotic panniculopathy, also known as cellulite. The condition affects the great majority of post-adolescent women and is prevalent in all races. We believe that the collagen fibers (fibrous septa) anchor the epidermis against the swelling of subcutaneous fat, which creates the dimpled appearance associated with the condition. We believe that HTI-501 acts by releasing the tension in the collagenous fibrous septa and smoothing the dimpled appearance of the skin. HTI-501 has the potential to be studied as a treatment for other conditions involving collagen, such as frozen shoulder, Dupuytren’s contracture, Peyronie’s disease, keloids and hypertrophic scarring.

In September 2011, we initiated a Phase 1/2 clinical trial of HTI-501 in women with moderate to severe cellulite. The Phase 1 dose escalation portion of the trial evaluated a single injection of different HTI-501 formulations into dimpled lesions of the skin followed by a Phase 2 portion of the trial where multiple lesions are targeted with the optimal dose and formulation. Up to 48 and 76 subjects may be enrolled in the Phase 1 and Phase 2 portions of the trial, respectively. The interim results from the Phase 1 proof-of-concept and local tolerability study of HTI-501 were presented at the 8th World Congress of the International Academy of Cosmetic Dermatology in Cancun, Mexico, which was held from January 31 to February 3, 2012. In the Phase 1 portion of the clinical trial, no serious or severe adverse events were reported and the injection was well tolerated. The most common adverse event was mild to moderate pain at the injection site that was generally bilateral (present at both investigational drug and buffer control injection sites), lasted a few minutes and did not require treatment. Data from this study supported commencement of the Phase 2 portion of the clinical trial, which is currently underway.

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

We currently have Enhanze technology collaborations with Roche, Baxter, ViroPharma and Intrexon. We are currently pursuing additional collaborations with biopharmaceutical companies that market drugs requiring or benefiting from injection via the subcutaneous route of administration.

Roche Collaboration

In December 2006, we and Roche entered into an agreement under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with up to thirteen Roche target compounds (the Roche Collaboration). Roche initially had the exclusive right to apply rHuPH20 to only three pre-defined Roche biologic targets with the option to exclusively develop and commercialize rHuPH20 with ten additional targets. As of September 30, 2012, Roche has elected a total of five exclusive targets and retains the option to develop and commercialize rHuPH20 with three additional targets through the payment of annual license maintenance fees. Pending the successful completion of various clinical, regulatory and sales events, Roche will be obligated to make milestone payments to us, as well as royalty payments on the sales of products that result from the collaboration.

In March 2012, Roche submitted a Line Extension Application to the European Medicines Agency for a compound, directed at one of the five Roche excusive targets, formulated with rHuPH20 (subcutaneous Herceptin®). In addition, clinical trials have commenced for compounds directed at two other Roche exclusive targets under the Roche Collaboration. One compound formulated with rHuPH20 (subcutaneous MabThera®) is in a Phase 3 clinical trial and one compound formulated with rHuPH20 (subcutaneous Actemra®) has completed a Phase 1 clinical trial.

In October 2011, Roche announced positive top line results from the Phase 3 clinical trial in women with early HER2-positive breast cancer who received a fixed dose of a new subcutaneously delivered version of Roche’s anticancer biologic, Herceptin (trastuzumab) (Herceptin SC). In the study, the subcutaneous formulation showed comparable results to Herceptin given as an IV infusion (Herceptin IV). Herceptin SC takes about 5 minutes to administer whereas Herceptin IV takes about 30-90 minutes to infuse. Roche is also developing an auto-injector device that should further simplify the process and could enable patients to be dosed at home or in the doctor’s office rather than at an infusion clinic or hospital. The ready to use formulation may also significantly reduce pharmacy time as no medicine preparation time is required. This Phase 3 clinical trial was an open-label trial involving 596 women with HER2-positive early breast cancer. The trial was designed to compare trastuzumab concentration in the blood (pharmacokinetics), efficacy (pathologic complete response) and safety of Herceptin SC to that of Herceptin IV. The trial met its co-primary endpoints including trastuzumab concentration in the blood (serum concentrations) and efficacy. No new safety signals were observed and adverse events were overall consistent with Herceptin IV. Herceptin is approved to treat HER2-positive breast cancer and currently is given intravenously. Breast cancer is the most common cancer among women worldwide. Each year, more than 1.4 million new cases of breast cancer are diagnosed worldwide, and nearly 450,000 people will die of the disease annually. In HER2-positive breast cancer, increased quantities of the HER2 protein are present on the surface of the tumor cells. This is known as ‘HER2 positivity’ and affects approximately 15-20% of people with breast cancer. Roche recently announced that data from this trial was presented at the European Breast Cancer Conference in Vienna, which was held in March 2012.

In February 2011, Roche began a Phase 3 clinical trial for a subcutaneous formulation of MabThera (rituximab) (MabThera SC). The study investigates pharmacokinetics, efficacy and safety of MabThera SC. IV administered MabThera is approved for the treatment of non-Hodgkin’s lymphoma (NHL) and Chronic Lymphocytic Leukemia (CLL), types of cancer that affect lymphocytes (white blood cells). An estimated 66,000 new cases of NHL were diagnosed in the U.S. in 2009 with approximately 125,000 new cases reported worldwide. Roche has stated that they will present data from the program in 2012 and they expect to file a marketing application to regulatory authorities in the European Union in 2012.

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

Baxter Gammagard Collaboration

GAMMAGARD LIQUID is a Baxter product that is indicated for the treatment of primary immunodeficiency disorders associated with defects in the immune system. In September 2007, we and Baxter entered into an agreement under which Baxter obtained a worldwide, exclusive license to develop and commercialize a product candidate (HyQ) consisting of rHuPH20 combined with GAMMAGARD LIQUID (the Gammagard Collaboration). Pending the successful completion of various regulatory and sales milestones, Baxter is obligated to make milestone payments to us, as well as royalty payments on the sales of products that result from the collaboration. Baxter is responsible for all development, manufacturing, clinical, regulatory, sales and marketing costs under the Gammagard Collaboration, while we are responsible for the supply of rHuPH20. We perform research and development activities at the request of Baxter, which are reimbursed by Baxter under the terms of the Gammagard Collaboration. In addition, Baxter has certain product development and commercialization obligations in major markets identified in the Gammagard License. In September 2011, Baxter submitted an application to the European Medicines Agency’s Committee for Human Medicinal Products seeking marketing approval for HyQ. Baxter filed a biologic license application (BLA) for HyQ in the U.S. in the second quarter of 2011. On August 1, 2012, we announced that the Center for Biologics Evaluation and Research (CBER) of the U.S. Food and Drug Administration (FDA) has issued a complete response letter (CRL) for Baxter’s HyQ BLA. The CRL requested additional preclinical data to support the BLA. The primary issues raised in the CRL focused on non-neutralizing antibodies generated against rHuPh20 and the possible effects of these antibodies on reproduction, development and fertility. Elevated anti-rHuPH20 antibody titers were detected in the registration trial, but have not been associated with any adverse events. Pending Baxter and us providing additional preclinical data sufficient to address the regulatory questions, CBER has requested that patients should no longer be dosed with rHuPH20 in the Baxter HyQ program. Baxter has announced that individuals enrolling in ongoing HyQ clinical studies in the U.S. will now be treated with Baxter’s immune globulin therapy without rHuPH20. We and Baxter expect these requests will require additional time to complete and will delay the companies’ anticipated regulatory review and approval timelines.

ViroPharma Collaboration

Effective May 10, 2011, we and ViroPharma entered into a license and collaborative agreement under which ViroPharma obtained a worldwide exclusive license for the use of rHuPH20 in the development of a subcutaneous injectable formulation of ViroPharma’s commercialized product, Cinryze® (C1 esterase inhibitor [human]) (the ViroPharma Collaboration). In addition, the license provides ViroPharma with exclusivity to C1 esterase inhibitor and to the hereditary angioedema indication, along with three additional orphan indications. ViroPharma is solely responsible for the development, manufacturing, regulatory approval and marketing of any products resulting from the collaboration. We are entitled to receive payments for research and development services and supply of bulk formulation of rHuPH20 (active pharmaceutical ingredient or API), if requested by ViroPharma. We are also entitled to receive milestone payments and royalties on product sales by ViroPharma.

In March 2012, ViroPharma reported positive data from ViroPharma’s Phase 2 subcutaneous trial of Cinryze in combination with Enhanze technology in patients with hereditary angioedema, a rare, debilitating and potentially fatal genetic disease. These data demonstrate that subcutaneous co-administration of Cinryze with rHuPH20 was easy to administer, well tolerated and resulted in sustained physiologically relevant C1 INH functional concentrations. This innovative combination administered subcutaneously as a single injection will be further evaluated for the prevention of hereditary angioedema attacks. The results were presented at the 2012 annual meeting of the American Academy of Allergy Asthma & Immunology, held in March 2012 in Orlando, Florida. The open-label, multiple-dose Phase 2 clinical trial was conducted in 12 subjects with hereditary angioedema. The study was designed to evaluate the safety, pharmacokinetics and pharmacodynamics of subcutaneous administration of Cinryze in combination with rHuPH20. We believe this product candidate could improve flexibility and convenience, and potentially allow prevention-minded patients living with hereditary angioedema to self administer every three or four days, just as they do today with the current IV formulation, but with a single subcutaneous injection.

On August 1, 2012, ViroPharma announced that the FDA had requested that studies of the combination of Cinryze and rHuPH20 be placed on temporary clinical hold pending the FDA’s evaluation of potential safety concerns with Halozyme’s rHuPH20 enzyme raised by the presence of anti-rHuPH20 non-neutralizing antibodies that were detected in Baxter’s HyQ program.

On September 21, 2012, ViroPharma and we announced that the FDA has provided guidance enabling ViroPharma to resume clinical studies of the subcutaneous administration of Cinryze in combination with rHuPH20. The FDA informed ViroPharma that based on their ongoing assessment, the FDA believes the potential safety signals regarding antibodies to rHuPH20 that were detected in Baxter’s HyQ clinical development program are limited to that specific program. The FDA has advised ViroPharma to amend the study protocol, allowing for increased laboratory sampling to monitor anti-rHuPH20 antibody levels, and keep the FDA informed of elevated antibody levels during the treatment phase of the study. ViroPharma announced that it plans to initiate a larger Phase 2 clinical trial with the combination of Cinryze and rHuPH20 shortly.

Intrexon Collaboration

Effective June 6, 2011, we and Intrexon entered into a license and collaborative agreement under which Intrexon obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development of a subcutaneous injectable formulation of Intrexon’s recombinant human alpha 1-antitrypsin (rHuA1AT) (the Intrexon Collaboration). In addition, the license provides Intrexon with exclusivity for a defined indication (Exclusive Field). Intrexon is solely responsible for the development, manufacturing, regulatory approval and marketing of any products resulting from this collaboration. We are entitled to receive payments for research and development services and supply of rHuPH20 API if requested by Intrexon. We are also entitled to receive milestone payments and royalties on product sales.

Hylenex Recombinant

Hylenex recombinant is a formulation of rHuPH20 that has received FDA approval to facilitate subcutaneous fluid administration for achieving hydration, to increase the dispersion and absorption of other injected drugs and, in subcutaneous urography, to improve resorption of radiopaque agents.

Revenues

We generate revenues from product sales and collaborative agreements. Revenue from product sales depends on our ability to develop, manufacture, obtain regulatory approvals for and successfully commercialize our products and product candidates. Payments received under collaborative agreements may include nonrefundable payments at the inception of the arrangement, license fees, exclusivity fees, payments based on achievement of specified milestones designated in the collaborative agreements, reimbursements of research and development services, payments for the manufacture of bulk formulation of rHuPH20 for collaborators and/or royalties, as applicable, on sales of products resulting from collaborative agreements. We analyze each element of our collaborative agreements and consider a variety of factors in determining the appropriate method of revenue recognition. See “Critical Accounting Policies and Estimates – Revenue Recognition – Revenues Under Collaborative Agreements” below for our revenue recognition policies for payments received under collaborative agreements.

Costs and Expenses

Cost of Product Sales. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead costs associated with the production of our products. Cost of product sales also consists of the write-down of excess, dated and obsolete inventories.

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

Since our inception in 1998 through September 30, 2012, we have incurred research and development expenses of $310.6 million. From January 1, 2009 through September 30, 2012, approximately 25% and 16% of our research and development expenses were associated with the development of our ultrafast insulin and PEGPH20 product candidates, respectively. Research and development expenses incurred for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
Programs	2012	2011
Product Candidates:
PEGPH20	$9,085,429	$5,833,649
HYLENEX	8,402,986	2,638,597
Ultrafast Insulin	3,886,571	14,926,849
HTI-501	1,582,740	3,368,582
Enhanze partnerships	17,466,229	5,054,061
rHuPH20 platform (1)	6,676,730	8,917,103
Other	4,375,644	1,908,424

Total research and development expenses	$51,476,329	$42,647,265

(1)	Includes research, development and manufacturing expenses related to our proprietary recombinant human PH20 enzyme, rHuPH20. These expenses were not designated to a specific program at the time the expenses were incurred.

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

Clinical development timelines, likelihood of success and total costs vary widely. We anticipate that we will make ongoing determinations as to which research and development projects to pursue and how much funding to direct to each project on an ongoing basis in response to existing resource levels, the scientific and clinical progress of each product candidate, and other market and regulatory developments. We plan on focusing our resources on those proprietary and collaboration product candidates that represent the most valuable economic and strategic opportunities.

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

Chargebacks. We provide discounts to end-user members of certain group purchasing organizations (“GPO”) under collective purchasing contracts between us and the GPOs. We also provide discounts to certain hospitals who are members of the GPOs with which we do not have contracts. The end-user members purchase products from the wholesale distributors at a contracted discounted price, and the wholesale distributors then charge back to us the difference between the current retail price and the price the end users paid for the product. Given our lack of historical sales data, we recognize chargebacks in the same period the related product sales revenue is recognized and reduce our accounts receivable accordingly. The GPO fee we incur for these transactions is also recorded in the same period the related product sales revenue is recognized and is included in accrued expenses.

Product Returns. The product returns reserve is based on management’s best estimate of the product sales recognized as revenue during the period that are anticipated to be returned. The product returns reserve is recorded as a reduction of product sales revenue in the same period the related product sales revenue is recognized and is included in accrued expenses.

Revenues under Collaborative Agreements

We have entered into license and collaboration agreements under which the collaborators obtained worldwide exclusive rights for the use of our proprietary rHuPH20 enzyme in the development and commercialization of the collaborators’ biologic compounds. The collaborative agreements contain multiple elements including nonrefundable payments at the inception of the arrangements, license fees, exclusivity fees, payments based on achievement of specified milestones designated in the collaborative agreements, reimbursements of research and development services, payments for supply of rHuPH20 API for the collaborator and/or royalties on sales of products resulting from collaborative agreements. We analyze each element of the collaborative agreements and consider a variety of factors in determining the appropriate method of revenue recognition of each element.

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

Nonrefundable upfront license fee payments are recognized upon delivery of the license if facts and circumstances dictate that the license has standalone value from the undelivered items, which generally include research and development services and the manufacture of rHuPH20 API, the relative selling price allocation of the license is equal to or exceeds the upfront license fee, persuasive evidence of an arrangement exists, our price to the collaborator is fixed or determinable and collectability is reasonably assured. Upfront license fee payments are deferred if facts and circumstances dictate that the license does not have standalone value. The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period.

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

The collaborative agreements typically provide the collaborators the right to terminate such agreements in whole or on a product-by-product or target-by-target basis at any time upon 90 days prior written notice to us. There are no performance, cancellation, termination or refund provisions in any of our collaborative agreements that contain material financial consequences to us.

Roche Collaboration

In December 2006, we and Roche entered into the Roche Collaboration under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with up to thirteen Roche target compounds. As of September 30, 2012, we have received $57 million from Roche, including the $20 million upfront license fee payment for the application of rHuPH20 to the initial three Roche exclusive targets, $20 million in connection with Roche’s election of two additional exclusive targets and annual license maintenance fees for the right to designate the remaining targets as exclusive targets, $13 million in clinical development milestone payments and a $4 million regulatory milestone payment. If Roche successfully develops all five exclusive targets and achieves pre-agreed sales targets, we could receive additional milestone payments of up to $178 million, including up to $17 million for the achievement of clinical development milestones, up to $16 million for the achievement of regulatory milestones and up to $145 million for the achievement of sales-based milestones. Under the terms of the Roche Collaboration, Roche will also pay us a royalty on each product commercialized under the agreement consisting of a mid-single digit percent of the net sales of such product. Unless terminated earlier in accordance with its terms, the Roche Collaboration continues in effect until the expiration of Roche’s obligation to pay royalties. Roche has the obligation to pay royalties with respect to each product in each country, during the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country.

Roche currently retains the option to develop and commercialize rHuPH20 with three additional targets under the Roche Collaboration, provided that it continues to pay annual maintenance fees to us. For products developed for each of the additional targets, Roche may pay us upfront and milestone payments of up to $47 million per target, as well as royalties on product sales, for each of the additional targets consisting of a mid-single digit percent of the net sales of such products.

Due to our continuing involvement obligations (for example, support activities associated with rHuPH20), revenues from the upfront payment, exclusive designation fees and annual license maintenance fees were deferred and are being recognized over the term of the Roche Collaboration. We have determined that the clinical and regulatory milestones are substantive; therefore, we expect to recognize such clinical and regulatory milestone payments as revenue upon achievement. In addition, we have determined that the sales-based milestone payments are similar to royalty payments and are not considered milestone payments under the Milestone Method of revenue recognition; therefore, we will recognize such sales-based milestone payments as revenue upon achievement of the milestone. For the three months ended September 30, 2012 and 2011, we recognized no milestone payments as revenues under collaborative agreements in accordance with the Milestone Method. For the nine months ended September 30, 2012 and 2011, we recognized $4 million and $5 million, respectively, as revenues under collaborative agreements in accordance with the Milestone Method related to the achievement of certain clinical and regulatory milestones pursuant to the terms of the Roche Collaboration.

Gammagard Collaboration

In September 2007, we and Baxter entered into the Gammagard Collaboration under which Baxter obtained a worldwide, exclusive license to develop and commercialize HyQ. As of September 30, 2012, we have received $13 million under the Gammagard Collaboration, including the $10 million upfront license fee payment and a $3 million regulatory milestone payment. If Baxter successfully receives marketing approval for the licensed product candidate and achieves pre-agreed sales targets, we could receive additional milestone payments of up to $34 million for the achievement of sales-based milestones. In addition, Baxter will pay us a royalty on each product commercialized under the agreement consisting of a mid-single digit percent of the net sales of such product. The Gammagard Collaboration is applicable to both kit and formulation combinations. Baxter assumes all development, manufacturing, clinical, regulatory, sales and marketing costs under the Gammagard Collaboration, while we are responsible for the supply of the rHuPH20 enzyme. We perform research and development activities at the request of Baxter, which are reimbursed by Baxter under the terms of the Gammagard Collaboration. In addition, Baxter has certain product development and commercialization obligations in major markets identified in the Gammagard Collaboration. Unless terminated earlier in accordance with its terms, the Gammagard Collaboration continues in effect until the expiration of Baxter’s obligation to pay royalties. Baxter has the obligation to pay royalties, with respect to each product in each country, during the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country.

Due to our continuing involvement obligations (for example, support activities associated with rHuPH20), revenue from the upfront payment was deferred and are being recognized over the term of the Gammagard Collaboration. We have determined that sales-based milestone payments are similar to royalty payments and are not considered milestone payments under the Milestone Method of revenue recognition; therefore, such payments will be recognized as revenue upon achievement of the milestone. For the three and nine months ended September 30, 2012, we recognized no milestone payments as revenue in accordance with the Milestone Method of revenue recognition. For the three and nine months ended September 30, 2011, we recognized zero and $3 million, respectively, as revenues under collaborative agreements in accordance with the Milestone Method of revenue recognition upon achievement of certain regulatory milestone under the terms of the Gammagard Collaboration.

ViroPharma and Intrexon Collaborations

Effective May 2011, we and ViroPharma entered into the ViroPharma Collaboration. As of September 30, 2012, we have received $13 million from ViroPharma, including the $9 million nonrefundable upfront license fee payment, a $3 million clinical development milestone payment and a $1 million annual exclusivity payment. If ViroPharma successfully develops the licensed product candidate, we could receive additional milestone payments of up to $41 million for the achievement of development and regulatory milestones. In addition, so long as the agreement is in effect, we are entitled to receive an annual exclusivity fee of $1 million which commenced May 2012 and on each anniversary of the effective date of the agreement thereafter until a certain development event occurs. We are entitled to receive payments for research and development services and supply of rHuPH20 API if requested by ViroPharma. In addition, we are entitled to receive additional cash payments potentially totaling $10 million upon achievement of certain development and regulatory milestones for each product targeting the treatment of any of the three additional orphan indications. We are also entitled to receive a royalty on each product commercialized under the agreement consisting of ten percent of the net sales of such product. Unless terminated earlier in accordance with its terms, the ViroPharma Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the ViroPharma Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country.

Effective June 2011, we and Intrexon entered into the Intrexon Collaboration. As of September 30, 2012, we have received a nonrefundable upfront license fee payment of $9 million and an annual exclusivity fee of $1 million from Intrexon. If Intrexon successfully develops the licensed product candidate and achieves the pre-agreed sales target, we could receive additional milestone payments of up to $54 million, including $44 million for the achievement of development and regulatory milestones and $10 million for the achievement of a sales-based milestone. In addition, so long as the agreement is in effect, we are entitled to receive an annual exclusivity fee of $1 million which commenced in June 2012 and on each anniversary of the effective date of the agreement thereafter until a certain development event occurs. We are entitled to receive payments for research and development services and supply of rHuPH20 API if requested by Intrexon. In addition, we are entitled to receive additional cash payments potentially totaling $10 million for each product for use outside the Exclusive Field upon achievement of development and regulatory milestones. We are also entitled to receive a royalty on each product commercialized under the agreement consisting of a percentage of the net sales of such product ranging from mid-single digits up to low double-digit percent. Unless terminated earlier in accordance with its terms, the Intrexon Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Intrexon Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country.

We identified the deliverables at the inception of the ViroPharma and Intrexon Collaborations which are the license, research and development services and API supply. We have determined that the license, research and development services and API supply individually represent separate units of accounting, because each deliverable has standalone value. The estimated selling prices for these units of accounting were determined based on market conditions, the terms of comparable collaborative arrangements for similar technology in the pharmaceutical and biotech industry and entity-specific factors such as the terms of our previous collaborative agreements, our pricing practices and pricing objectives and the nature of the research and development services to be performed for the collaborators. The arrangement consideration was allocated to the deliverables based on the relative selling price method.

The amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (the noncontingent amount). As such, we excluded from the allocable arrangement consideration the milestone payments, annual exclusivity fees and royalties regardless of the probability of receipt. Based on the results of our analysis, we allocated the $9 million upfront license fee received from ViroPharma to the license fee deliverable under the ViroPharma arrangement and the $9 million upfront fee received from Intrexon to the license fee deliverable under the Intrexon arrangement. We determined that the upfront payment was earned upon the granting of the worldwide exclusive right to our technology to the collaborator in both the ViroPharma Collaboration and Intrexon Collaboration. As a result, we recognized the $9 million upfront license fee received under the ViroPharma Collaboration and $9 million upfront license fee received under the Intrexon Collaboration as revenues under collaborative agreements upon the receipt of such upfront license fees.

We recognize the annual exclusivity fees as revenues under collaborative agreements when they are due and payable on each anniversary of the effective date and such amounts are included in the allocable arrangement consideration and recognized based on the relative selling price allocation. We recognize amounts allocated to research and development services as revenues under collaborative agreements as the related services are performed. We recognize amounts allocated to the sales of API as revenues under collaborative agreements when such API has met all required specifications by the collaborators and the related title and risk of loss and damages have passed to the collaborators. We cannot predict the timing of delivery of research and development services and API as they are at the collaborators’ requests.

We are eligible to receive additional cash payments upon the achievement by the collaborators of specified development, regulatory and sales-based milestones. We have determined that each of the development and regulatory milestones is substantive; therefore, we expect to recognize such development and regulatory milestone payments as revenues under collaborative agreements upon achievement in accordance with the Milestone Method. In addition, we have determined that the sales-based milestone payment is similar to a royalty payment and is not considered a milestone payment under the Milestone Method of revenue recognition; therefore, we will recognize the sales-based milestone payment as revenue upon achievement of the milestone because we have no future performance obligations associated with the milestone.

For the three and nine months ended September 30, 2011, we recognized a $3 million milestone payment as revenues under collaborative agreements in accordance with the Milestone Method related to the achievement of a development milestone pursuant to the terms of the ViroPharma Collaboration. There were no milestone payments recognized as revenues under collaborative agreements associated with the ViroPharma Collaboration for the three and nine months ended September 30, 2012. There were no milestone payments recognized as revenues under collaborative agreements associated with the Intrexon Collaboration for the three and nine months ended September 30, 2012 and 2011. We recognized the annual exclusivity fee of zero and $1 million as revenues under collaborative agreements associated with each of the ViroPharma and Intrexon Collaborations for the three and nine months ended September 30, 2012, respectively.

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

Inventories

Inventories are stated at lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories are reviewed periodically for potential excess, dated or obsolete status. Management evaluates the carrying value of inventories on a regular basis, taking into account such factors as historical and anticipated future sales compared to quantities on hand, the price it expects to obtain for products in their respective markets compared with historical cost and the remaining shelf life of goods on hand.

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Product Sales, Net – Product sales, net were $715,000 for the three months ended September 30, 2012 compared to $1.2 million for the three months ended September 30, 2011. The decrease of $442,000 in product sales, net was primarily due to the recognition of approximately $991,000 of deferred revenue in the three months ended September 30, 2011 associated with the termination of the collaboration with Baxter for the marketing rights of Hylenex recombinant (the Hylenex Collaboration). The decrease was partially offset by the increase in product sales of Hylenex recombinant in the current period. Based on the reintroduction of Hylenex recombinant in December 2011, we expect product sales to increase in 2012 as compared to 2011.

Revenues Under Collaborative Agreements – Revenues under collaborative agreements were $4.6 million for the three months ended September 30, 2012 compared to $21.8 million for the three months ended September 30, 2011. Revenues under collaborative agreements consisted of recognition of license fees and milestone payments received from our collaborators of approximately $624,000 and $20.5 million for the three months ended September 30, 2012 and 2011, respectively. The decrease in revenues from license fees and milestone payments of $19.9 million was mainly due to the recognition in the prior period of approximately $16.9 million of the deferred upfront license fee and deferred product-based payments associated with the termination of the Hylenex Collaboration.

Revenues under collaborative agreements also included reimbursements for research and development services from our collaborators of approximately $4.0 million and $1.3 million for the three months ended September 30, 2012 and 2011, respectively. The increase of $2.7 million in reimbursements for research and development services was primarily due to an increase in the manufacturing activities to support potential launches of our collaboration product candidates by Roche. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.

Cost of Product Sales – Cost of product sales were $227,000 for the three months ended September 30, 2012 compared to $12,000 for the three months ended September 30, 2011. The increase of $215,000 in cost of product sales was due to the increased product sales of Hylenex recombinant. Based on the reintroduction of Hylenex recombinant in December 2011, we expect cost of product sales to increase in 2012 as compared to 2011.

Research and Development – Research and development expenses were $19.5 million for the three months ended September 30, 2012 compared to $13.5 million for the three months ended September 30, 2011. The increase of $6.0 million, or 44%, was primarily due to an increase in manufacturing activities to support potential launches of our collaboration product candidates by the collaborators. We expect research and development costs to increase in 2012 as compared to 2011 based on increased manufacturing and other research and development activities.

Selling, General and Administrative – SG&A expenses were $5.6 million for the three months ended September 30, 2012 compared to $4.3 million for the three months ended September 30, 2011. The increase of $1.3 million, or 30%, was primarily due to an increase of $831,000 in compensation costs, including a $141,000 increase in stock-based compensation, primarily due to the increased headcount resulting from the expansion of our commercial department. In connection with the reintroduction of Hylenex recombinant in December 2011, we expect SG&A expenses to increase in 2012 as compared to 2011.

Net Income (Loss) – Net loss for the three months ended September 30, 2012 was $(20.0) million, or $(0.18) per common share, compared to net income of $5.2 million, or $0.05 per common share, for the three months ended September 30, 2011. The increase in net loss was primarily due to the decrease in revenues under collaborative agreements resulting from the recognition of the deferred upfront license fee, deferred product based payments and deferred product sales in connection with the termination of the Hylenex Collaboration totaling $17.9 million in the prior period and an increase in operating expenses for the three months ended September 30, 2012 as compared to the same period in 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Product Sales, Net – Product sales, net were $1.4 million for the nine months ended September 30, 2012 compared to $1.5 million for the nine months ended September 30, 2011. The decrease of $60,000 in product sales, net was primarily due to the recognition of approximately $991,000 of deferred revenue in the three months ended September 30, 2011 associated with the termination of the Hylenex Collaboration. The decrease was partially offset by the increase in product sales of Hylenex recombinant in the current period. Based on the reintroduction of Hylenex recombinant in December 2011, we expect product sales to increase in 2012 as compared to 2011.

Revenues Under Collaborative Agreements – Revenues under collaborative agreements were $19.1 million for the nine months ended September 30, 2012 compared to $52.2 million for the nine months ended September 30, 2011. Revenues under collaborative agreements consisted of the recognition of license fees and milestone payments received from our collaborators of approximately $8.3 million and $48.0 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease in revenues from license fees and milestone payments of $39.7 million was primarily due to the recognition in the prior period of $18.0 million in one-time upfront payments we received from the ViroPharma and Intrexon Collaborations and approximately $17.1 million of the deferred upfront license fee and deferred product-based payments associated with the termination of the Hylenex Collaboration. The decrease was also due to a $5.0 million decrease in milestone payments recognized from our collaborators.

Revenues under collaborative agreements also included reimbursements for research and development services from our collaborators of approximately $10.8 million and $4.2 million for the nine months ended September 30, 2012 and 2011, respectively. The increase of $6.6 million in reimbursements for research and development services was primarily due to an increase in manufacturing activities to support potential launches of our collaboration product candidates by Baxter and Roche. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.

Cost of Product Sales – Cost of product sales were $441,000 for the nine months ended September 30, 2012 compared to $202,000 for the nine months ended September 30, 2011. The increase of $239,000 was mainly due to the increased product sales of Hylenex recombinant. The increase was partially offset by the $166,000 write-off of obsolete API inventory for Hylenex recombinant in the prior period. Based on the reintroduction of Hylenex recombinant in December 2011, we expect cost of product sales to increase in 2012 as compared to 2011.

Research and Development – Research and development expenses were $51.5 million for the nine months ended September 30, 2012 compared to $42.6 million for the nine months ended September 30, 2011. The increase of $8.9 million, or 21%, was primarily due to an increase in manufacturing activities to support potential launches of our collaboration product candidates by the collaborators. We expect research and development costs to increase in 2012 as compared to 2011 based on increased manufacturing activities and other research and development activities.

Selling, General and Administrative – SG&A expenses were $17.8 million for the nine months ended September 30, 2012 compared to $12.2 million for the nine months ended September 30, 2011. The increase of $5.6 million, or 46%, was primarily due to a $4.1 million increase in compensation costs, including a $1.1 million increase in stock-based compensation, and a $1.0 million increase in sales and marketing expenses mainly associated with the reintroduction of Hylenex recombinant in December 2011. The increase in compensation costs was due to an increase in headcount resulting from the expansion of our commercial department. In connection with the reintroduction of Hylenex recombinant in December 2011, we expect SG&A expenses to increase in 2012 as compared to 2011.

Net Loss – Net loss for the nine months ended September 30, 2012 was $49.1 million, or $0.44 per common share, compared to $1.4 million, or $0.01 per common share for the nine months ended September 30, 2011. The increase in net loss was primarily due to the decrease in revenues under collaborative agreements resulting from the recognition in the prior period of $18.0 million in one-time upfront payments associated with the ViroPharma and Intrexon Collaborations and $17.9 million of the deferred upfront license fee, deferred product-based payments and deferred product sales in connection with the termination of the Hylenex Collaboration. The increase in net loss was also due to an increase in operating expenses for the nine months ended September 30, 2012 as compared to the same period in 2011.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing cash and cash equivalents. As of September 30, 2012, we had cash and cash equivalents of approximately $87.6 million. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements will depend on the success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and other commercialization activities.

We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months. Currently, we anticipate total net cash burn of approximately $60 to $65 million for the year ending December 31, 2012, depending on the progress of various preclinical and clinical programs, the timing of our manufacturing scale up and the achievement of various milestones under our existing collaborative agreements. We do not expect our revenues to be sufficient to fund operations until 2014, at the earliest. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborations and cash that we may raise through future transactions. We may finance future cash needs through any one of the following financing vehicles: (i) the public offering of securities; (ii) new collaborative agreements; (iii) expansions or revisions to existing collaborative relationships; (iv) private financings; and/or (v) other equity or debt financings.

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

Cash Flows

Net cash used in operations was $47.4 million during the nine months ended September 30, 2012 compared to $20.8 million during the nine months ended September 30, 2011. This change was primarily due to the increase in net loss of $47.8 million adjusted for non-cash items including stock-based compensation and depreciation and amortization, in addition to changes in working capital for the nine months ended September 30, 2012 as compared to the same period in 2011. The increase in net loss was due to the decrease in revenues under collaborative agreements resulting from the recognition in the prior period of $18.0 million in one-time upfront payments associated with the ViroPharma and Intrexon Collaborations and $17.9 million of the deferred upfront license fee, deferred product-based payments and deferred product sales in connection with the termination of the Hylenex Collaboration and an increase in operating expenses for the nine months ended September 30, 2012 as compared to the same period in 2011.

Net cash used in investing activities was $873,000 during the nine months ended September 30, 2012 compared to net cash used in investing activities of $272,000 during the nine months ended September 30, 2011. This was due to an increase in purchases of property and equipment during the nine months ended September 30, 2012.

Net cash provided by financing activities was $83.1 million during the nine months ended September, 2012 compared to $4.1 million during the nine months ended September 30, 2011. Net cash provided by financing activities for the nine months ended September 30, 2012 consisted of $81.5 million in net proceeds from the sale of our common stock in February 2012 and $1.9 million in net proceeds from stock option exercises. Net cash provided by financing activities for the nine months ended September 30, 2011 consisted of proceeds from stock option exercises.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Relative to expenses incurred in our operations, we have generated only minimal revenues from product sales, licensing fees, milestone payments and research reimbursements to date and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, licensing fees, research reimbursements and/or milestone payments, we expect to incur significant operating losses over the next few years. We have never been profitable, and we may never become profitable. Through September 30, 2012, we have incurred aggregate net losses of approximately $294.2 million.

If our product candidates do not receive and maintain regulatory approvals, or if approvals are not obtained in a timely manner, such failure or delay would substantially impair our ability to generate revenues.

Approval from the FDA is necessary to manufacture and market pharmaceutical products in the United States, and the other countries in which we anticipate doing business have similar requirements. The process for obtaining FDA and other regulatory approvals is extensive, time-consuming, risky and costly, and there is no guarantee that the FDA or other regulatory bodies will approve any applications that may be filed with respect to any of our product candidates, or that the timing of any such approval will be appropriate for the desired product launch schedule for a product candidate. We, and our collaborators, attempt to provide guidance as to the timing for the filing and acceptance of such regulatory approvals, but such filings and approvals may not occur when we or our collaborators expect or at all. The FDA or other foreign regulatory agency may refuse or delay approval of our product candidates for failure to collect sufficient clinical or animal safety data and require us or our collaborators to conduct additional clinical or animal safety studies which may cause lengthy delays and increased costs to our programs. For example, we announced on August 1, 2012 that the FDA has issued a CRL for Baxter’s HyQ BLA. The CRL requested additional preclinical data to support the BLA. The primary issues raised in the letter focused on non-neutralizing antibodies generated against rHuPH20 and the possible effects of these antibodies on reproduction, development and fertility. Elevated anti-rHuPH20 antibody titers were detected in the registration trial, but have not been associated with any adverse events. Pending Baxter and us providing additional preclinical data sufficient to address the regulatory questions, the FDA has requested that patients should no longer be dosed with rHuPH20 in the Baxter clinical studies. In view of the issues raised in the HyQ CRL, we have contacted the FDA regarding the impact on Hylenex recombinant. After reviewing the applicable data submitted by us, FDA has confirmed that there is no need for actions against Hylenex recombinant or clinical programs in the Hylenex recombinant investigational new drug.

There can be no assurance that Baxter and we will be able to resolve the issues raised by the FDA in a timely manner which could result in a delay or failure to gain regulatory approval for the HyQ product candidate. Furthermore, although we do not believe at this time that the issues raised by the FDA with respect to the HyQ BLA will have a significant impact on our proprietary and other collaboration product candidates, there can be no assurance that these concerns will not also be raised by the FDA or other health authorities in the future.

Only two of our collaboration product candidates are currently in the regulatory approval process and there are no proprietary product candidates currently in the regulatory approval process. We and our collaborators may not be successful in obtaining such approvals for any potential products in a timely manner, or at all. See risk factor titled “Our proprietary and collaboration product candidates may not receive regulatory approvals for a variety of reasons, including unsuccessful clinical trials” for additional information relating to the approval of product candidates.

Additionally, in order to continue to manufacture and market pharmaceutical products, we must maintain our regulatory approvals. If we or any of our collaborators are unsuccessful in maintaining our regulatory approvals, our ability to generate revenues would be adversely affected.

If our contract manufacturers are unable to manufacture and supply to us API in the quantity and quality required by us or our collaborators for use in our products and product candidates, our product development and commercialization efforts could be delayed or stopped and our collaborations could be damaged.

We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (Avid) and Cook Pharmica LLC (Cook) to produce bulk API. These manufacturers each produce API under current Good Manufacturing Practices (cGMP) for clinical uses. In addition, Avid currently produces API for Hylenex recombinant. In addition to supply obligations, Avid and Cook will also provide support for the chemistry, manufacturing and controls sections for FDA and other regulatory filings. We rely on their ability to successfully manufacture these batches according to product specifications, and Cook has relatively limited experience manufacturing our API. In addition, as a result of our contractual obligations to Roche, we have been required to significantly scale up our commercial API production at Cook during the last two years. If Cook is unable to obtain status as a cGMP-approved manufacturing facility, or if either Avid or Cook: (i) is unable to retain status as cGMP-approved manufacturing facilities; (ii) is unable to otherwise successfully scale up our API production; (iii) fails to manufacture and supply API in the quantity and quality required by us or our collaborators for use in our proprietary and collaboration products and product candidates for any other reason, or (iv) provides the necessary support for the chemistry, manufacturing and controls sections for FDA and other regulatory filings, our business will be adversely affected. In addition, a significant change in such parties’ business or financial condition could adversely affect their abilities to fulfill their contractual obligations to us. In particular, due to announced adverse clinical results, Avid’s parent, Peregrine Pharmaceuticals, Inc., has recently experienced a significant decline in its stock price, a lender has recently recalled a loan to the company, and the company is currently party to multiple securities lawsuits. We have not established, and may not be able to establish, favorable arrangements with additional API manufacturers and suppliers of the ingredients necessary to manufacture the API should the existing manufacturers and suppliers become unavailable or in the event that our existing manufacturers and suppliers are unable to adequately perform their responsibilities. We have attempted to mitigate the impact of supply interruption through the establishment of excess API inventory, but there can be no assurances that this safety stock will be maintained or that it will be sufficient to address any delays, interruptions or other problems experienced by Avid and/or Cook. Any delays, interruptions or other problems regarding the ability of Avid and/or Cook to supply API on a timely basis could: (i) cause the delay of clinical trials or otherwise delay or prevent the regulatory approval of proprietary or collaboration product candidates; (ii) delay or prevent the effective commercialization of proprietary or collaboration products; and/or (iii) cause us to breach contractual obligations to deliver API to our collaborators. Such delays would likely damage our relationship with our collaborators under our key collaboration agreements, and they would have a material adverse effect on our business and financial condition.

If any party to a key collaboration agreement, including us, fails to perform material obligations under such agreement, or if a key collaboration agreement, or any other collaboration agreement, is terminated for any reason, our business could significantly suffer.

We have entered into multiple collaboration agreements under which we may receive significant future payments in the form of maintenance fees, milestone payments and royalties. In the event that a party fails to perform under a key collaboration agreement, or if a key collaboration agreement is terminated, the reduction in anticipated revenues could delay or suspend our product development activities for some of our product candidates, as well as our commercialization efforts for some or all of our products. In addition, the termination of a key collaboration agreement by one of our collaborators could materially impact our ability to enter into additional collaboration agreements with new collaborators on favorable terms, if at all. In certain circumstances, the termination of a key collaboration agreement would require us to revise our corporate strategy going forward and reevaluate the applications and value of our technology.

Most of our current proprietary and collaboration products and product candidates rely on the rHuPH20 enzyme.

rHuPH20 is a key technological component of Enhanze technology and our most advanced proprietary and collaboration products and product candidates, including the product candidates under our Roche, Baxter, ViroPharma and Intrexon collaborations, our ultrafast insulin program, our PEGPH20 program and Hylenex recombinant. An adverse development for rHuPH20 (e.g., an adverse regulatory determination relating to rHuPH20, if we are unable to obtain sufficient quantities of rHuPH20, if we are unable to obtain or maintain material proprietary rights to rHuPH20 or if we discover negative characteristics of rHuPH20) would substantially impact multiple areas of our business, including current and potential collaborations, as well as proprietary programs. For example, we announced on August 1, 2012 that the FDA has issued a CRL for Baxter’s HyQ BLA. The CRL requested additional preclinical data to support the BLA. The primary issues raised in the letter focused on non-neutralizing antibodies generated against rHuPH20 and the possible effects of these antibodies on reproduction, development and fertility. Elevated anti-rHuPH20 antibody titers were detected in the registration trial, but have not been associated with any adverse events. Pending Baxter and us providing additional preclinical data sufficient to address the regulatory questions, the FDA has requested that patients should no longer be dosed with rHuPH20 in the Baxter clinical studies. Although we do not believe at this time that the issues raised by the FDA with respect to the HyQ BLA will have a significant impact on our proprietary and other collaboration product candidates, there can be no assurance that these concerns will not also be raised by the FDA or other health authorities in the future.

Our proprietary and collaboration product candidates may not receive regulatory approvals for a variety of reasons, including unsuccessful clinical trials.

Clinical testing of pharmaceutical products is a long, expensive and uncertain process, and the failure or delay of a clinical trial can occur at any stage. Even if initial results of preclinical and nonclinical studies or clinical trial results are promising, we or our collaborators may obtain different results in subsequent trials or studies that fail to show the desired levels of safety and efficacy, or we may not, or our collaborators may not, obtain applicable regulatory approval for a variety of other reasons. Preclinical, nonclinical, and clinical trials for any of our proprietary or collaboration product candidates could be unsuccessful, which would delay or prohibit regulatory approval and commercialization of the product candidates. In the United States and other jurisdictions, regulatory approval can be delayed, limited or not granted for many reasons, including, among others:

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

•	a regulatory agency may reject our trial data or disagree with our interpretations of either clinical trial data or applicable regulations;

•	the cost of clinical trials required for product approval may be greater than what we originally anticipate, and we may decide to not pursue regulatory approval for such a product;

•	a regulatory agency may not approve our manufacturing processes or facilities, or the processes or facilities of our collaborators, our contract manufacturers or our raw material suppliers;

•

a regulatory agency may identify problems or other deficiencies in our existing manufacturing processes or facilities, or the existing processes or facilities of our collaborators, our contract manufacturers or our raw material suppliers;

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

If a proprietary or collaboration product candidate is not approved in a timely fashion on commercially viable terms, or if development of any product candidate is terminated due to difficulties or delays encountered in the regulatory approval process, it could have a material adverse impact on our business, and we will become more dependent on the development of other proprietary or collaboration product candidates and/or our ability to successfully acquire other products and technologies. There can be no assurances that any proprietary or collaboration product candidate will receive regulatory approval in a timely manner, or at all.

We anticipate that certain proprietary and collaboration products will be marketed, and perhaps manufactured, in foreign countries. The process of obtaining regulatory approvals in foreign countries is subject to delay and failure for the reasons set forth above, as well as for reasons that vary from jurisdiction to jurisdiction. The approval process varies among countries and jurisdictions and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. Foreign regulatory agencies may not provide approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA.

Our third party collaborators are responsible for providing certain proprietary materials that are essential components of our collaboration product candidates, and any failure to supply these materials could delay the development and commercialization efforts for these collaboration product candidates and/or damage our collaborations.

Our development and commercialization collaborators are responsible for providing certain proprietary materials that are essential components of our collaboration product candidates. For example, Roche is responsible for producing the Herceptin and MabThera required for its subcutaneous product candidates and Baxter is responsible for producing the GAMMAGARD LIQUID for its product candidate. If a collaborator, or any applicable third party service provider of a collaborator, encounters difficulties in the manufacture, storage, delivery, fill, finish or packaging of the collaboration product candidate or component of such product candidate, such difficulties could (i) cause the delay of clinical trials or otherwise delay or prevent the regulatory approval of collaboration product candidates; and/or (ii) delay or prevent the effective commercialization of collaboration products. Such delays could have a material adverse effect on our business and financial condition. For example, Baxter received a Warning Letter from the FDA in January 2010 regarding Baxter’s GAMMAGARD LIQUID manufacturing facility in Lessines, Belgium. The FDA indicated in March 2010 that the issues raised in the Warning Letter had been addressed by Baxter, and we do not expect these issues to impact the development of the GAMMAGARD LIQUID product candidate.

We rely on third parties to prepare, fill, finish and package our products and product candidates, and if such third parties should fail to perform, our commercialization and development efforts for our products and product candidates could be delayed or stopped.

We rely on third parties to store and ship API on our behalf and to also prepare, fill, finish and package our products and product candidates prior to their distribution. If we are unable to locate third parties to perform these functions on terms that are acceptable to us, or if the third parties we identify fail to perform their obligations, the progress of clinical trials could be delayed or even suspended and the commercialization of approved product candidates could be delayed or prevented. For example, Hylenex recombinant was voluntarily recalled in May 2010 because a portion of the Hylenex recombinant manufactured by Baxter was not in compliance with the requirements of the underlying Hylenex recombinant agreements. During the second quarter of 2011, we submitted the data that the FDA had requested to support the reintroduction of Hylenex recombinant. The FDA approved the submitted data and granted the reintroduction of Hylenex recombinant, and we reintroduced Hylenex recombinant to the market in December 2011. In June 2011, we entered into a commercial manufacturing and supply agreement with Baxter, under which Baxter will fill, finish and package Hylenex recombinant product for us. Under our commercial manufacturing and supply agreement with Baxter, Baxter has agreed to fill and finish Hylenex recombinant product for us for a limited period of time. The initial term of the commercial manufacturing and supply agreement with Baxter expires on December 31, 2013. However, upon regulatory approval of a second filling line, the initial term will automatically be extended to December 31, 2015, subject to further extensions in accordance with the terms and conditions of the agreement. In June 2011, we entered into a services agreement with a third party manufacturer for the technology transfer and manufacture of Hylenex recombinant. While we expect to enter into a commercial manufacturing and supply agreement with a new manufacturer of Hylenex recombinant, if we are unable to find a suitable manufacturer of Hylenex recombinant prior to the expiration of the commercial manufacturing and supply agreement with Baxter or if a new manufacturer encounters difficulties in the manufacture, fill, finish or packaging of Hylenex recombinant, our business and financial condition could be adversely effected.

If we are unable to sufficiently develop our sales, marketing and distribution capabilities or enter into successful agreements with third parties to perform these functions, we will not be able to fully commercialize our products.

We may not be successful in marketing and promoting our approved product, Hylenex recombinant or any other products we develop or acquire in the future. Our sales, marketing and distribution capabilities are very limited. In order to commercialize any products successfully, we must internally develop substantial sales, marketing and distribution capabilities or establish collaborations or other arrangements with third parties to perform these services. We do not have extensive experience in these areas, and we may not be able to establish adequate in-house sales, marketing and distribution capabilities or engage and effectively manage relationships with third parties to perform any or all of such services. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, whose efforts may not meet our expectations or be successful. These third parties would be largely responsible for the speed and scope of sales and marketing efforts, and may not dedicate the resources necessary to maximize product opportunities. Our ability to cause these third parties to increase the speed and scope of their efforts may also be limited. In addition, sales and marketing efforts could be negatively impacted by the delay or failure to obtain additional supportive clinical trial data for our products. In some cases, third party collaborators are responsible for conducting these additional clinical trials, and our ability to increase the efforts and resources allocated to these trials may be limited. For example, in January 2011, we and Baxter mutually agreed to terminate the Hylenex Collaboration and the associated agreements.

If we or our collaborators fail to comply with regulatory requirements applicable to promotion, sale and manufacturing of approved products, regulatory agencies may take action against us or them, which could significantly harm our business.

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

During the next twelve months, we may wish to raise additional capital to continue the development of our product candidates or for other current corporate purposes. Our current cash reserves and expected revenues during the next few years may not be sufficient for us to continue the development of our proprietary product candidates, to fund general operations and conduct our business. In addition, if we engage in acquisitions of companies, products or technologies in order to execute our business strategy, we may need to raise additional capital. We may raise additional capital in the future through one or more financing vehicles that may be available to us including (i) the public or private issuance of securities; (ii) new collaborative agreements; and/or (iii) expansions or revisions to existing collaborative relationships.

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

If proprietary or collaboration product candidates are approved for marketing but do not gain market acceptance, our business may suffer and we may not be able to fund future operations.

Assuming that our proprietary or collaboration product candidates obtain the necessary regulatory approvals for commercial sale, a number of factors may affect the market acceptance of these existing product candidates or any other products which are developed or acquired in the future, including, among others:

•	the price of products relative to other therapies for the same or similar treatments;

•

the perception by patients, physicians and other members of the health care community of the effectiveness and safety of these products for their prescribed treatments relative to other therapies for the same or similar treatments;

•	our ability to fund our sales and marketing efforts and the ability and willingness of our collaborators to fund sales and marketing efforts;

•	the degree to which the use of these products is restricted by the approved product label;

•	the effectiveness of our sales and marketing efforts and the effectiveness of the sales and marketing efforts of our collaborators;

•	the introduction of generic competitors; and

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

In addition, our proprietary and collaboration product candidates will be restricted to the labels approved by FDA and applicable regulatory bodies, and these restrictions may limit the marketing and promotion of the ultimate products. If the approved labels are restrictive, the sales and marketing efforts for these products may be negatively affected.

Developing and marketing pharmaceutical products for human use involves significant product liability risks for which we currently have limited insurance coverage.

The testing, marketing and sale of pharmaceutical products involves the risk of product liability claims by consumers and other third parties. Although we maintain product liability insurance coverage, product liability claims can be high in the pharmaceutical industry, and our insurance may not sufficiently cover our actual liabilities. If product liability claims were to be made against us, it is possible that the liabilities may exceed the limits of our insurance policy, or our insurance carriers may deny, or attempt to deny, coverage in certain instances. If a lawsuit against us is successful, then the lack or insufficiency of insurance coverage could materially and adversely affect our business and financial condition. Furthermore, various distributors of pharmaceutical products require minimum product liability insurance coverage before purchase or acceptance of products for distribution. Failure to satisfy these insurance requirements could impede our ability to achieve broad distribution of our proposed products, and higher insurance requirements could impose additional costs on us. In addition, since many of our collaboration product candidates include the pharmaceutical products of a third party, we run the risk that problems with the third party pharmaceutical product will give rise to liability claims against us.

Our inability to attract, hire and retain key management and scientific personnel could negatively affect our business.

Our success depends on the performance of key management and scientific employees with relevant experience. We depend substantially on our ability to hire, train, motivate and retain high quality personnel, especially our scientists and management team. Particularly in view of the small number of employees on our staff to cover our numerous programs and key functions, if we are unable to retain existing personnel or identify or hire additional personnel, we may not be able to research, develop, commercialize or market our products and product candidates as expected or on a timely basis and we may not be able to adequately support current and future alliances with strategic collaborators.

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

Our operations, including laboratories, offices and other research facilities, are located in three buildings in San Diego, California. We depend on our facilities and on our collaborators, contractors and vendors for the continued operation of our business. Natural disasters or other catastrophic events, interruptions in the supply of natural resources, political and governmental changes, wildfires and other fires, floods, explosions, actions of animal rights activists, earthquakes and civil unrest could disrupt our operations or those of our collaborators, contractors and vendors. Even though we believe we carry commercially reasonable business interruption and liability insurance, and our contractors may carry liability insurance that protect us in certain events, we may suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our research and development programs.

If we or our collaborators do not achieve projected development, clinical or regulatory goals in the timeframes we publicly announce or otherwise expect, the commercialization of our products and the development of our product candidates may be delayed and, as a result, our stock price may decline, and we may face lawsuits relating to such declines.

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

•	we may encounter difficulties in assimilating and integrating the business, products, technologies, personnel or operations of companies that we acquire;

•	certain acquisitions may impact our relationship with existing or potential collaborators who are competitive with the acquired business, products or technologies;

•	acquisitions may require significant capital infusions and the acquired businesses, products or technologies may not generate sufficient value to justify acquisition costs;

•	we may take on liabilities from the acquired company such as debt, legal liabilities or business risk which could be significant;

•	an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

•	acquisitions may involve the entry into a geographic or business market in which we have little or no prior experience; and

•	key personnel of an acquired company may decide not to work for us.

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

We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low sales prices of our common stock during the twelve months ended September 30, 2012 were $13.50 and $3.86, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this quarterly report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

•	a dispute regarding our failure, or the failure of one of our third party collaborators, to comply with the terms of a collaboration agreement;

•	the termination, for any reason, of any of our collaboration agreements;

•	the sale of common stock by any significant stockholder, including, but not limited to, direct or indirect sales by members of management or our Board of Directors;

•	the resignation, or other departure, of members of management or our Board of Directors;

•	general negative conditions in the healthcare industry;

•	general negative conditions in the financial markets;

•	the failure, for any reason, to obtain regulatory approval for any of our proprietary or collaboration product candidates;

•	the failure, for any reason, to secure or defend our intellectual property position;

•	for those products that are not yet approved for commercial sale, the failure or delay of applicable regulatory bodies to approve such products;

•	identification of safety or patient tolerability issues;

•	failure of clinical trials to meet efficacy endpoints;

•	suspensions or delays in the conduct of clinical trials;

•	our failure, or the failure of our third party collaborators, to successfully commercialize products approved by applicable regulatory bodies such as the FDA;

•	our failure, or the failure of our third party collaborators, to generate product revenues anticipated by investors;

•	problems with an API contract manufacturer or a fill and finish manufacturer for any product or product candidate;

•	the sale of additional debt and/or equity securities by us;

•	our failure to obtain financing on acceptable terms; or

•	a restructuring of our operations.

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

Extensive industry regulation has had, and will continue to have, a significant impact on our business. All pharmaceutical companies, including ours, are subject to extensive, complex, costly and evolving regulation by the health regulatory agencies including the FDA (and with respect to controlled drug substances, the U.S. Drug Enforcement Administration (DEA)) and equivalent foreign regulatory agencies and state and local/regional government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packaging, labeling, storing, recordkeeping, safety, approval, advertising, promotion, sale and distribution of our products. We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping our products. Consequently, there is always a risk that the FDA or other applicable governmental authorities will not approve our products or may impose onerous, costly and time-consuming requirements such as additional clinical or animal testing. The FDA or other foreign regulatory agency may, at any time, halt our and our collaborators’ development and commercialization activities due to safety concerns. In addition, even if our products are approved, regulatory agencies may also take post-approval action limiting or revoking our ability to sell our products. Any of these regulatory actions may adversely affect the economic benefit we may derive from our products and therefore harm our financial condition.

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

Patent protection for protein-based therapeutic products and other biotechnology inventions is subject to a great deal of uncertainty, and if patent laws or the interpretation of patent laws changes, our competitors may be able to develop and commercialize products based on our discoveries.

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

Any of the proprietary or collaboration products that have been, or in the future are, approved by the FDA may be purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations and managed care organizations. Such third party payors increasingly challenge pharmaceutical product pricing. The trend toward managed healthcare in the United States, the growth of such organizations, and various legislative proposals and enactments to reform healthcare and government insurance programs, including the Medicare Prescription Drug Modernization Act of 2003, could significantly influence the manner in which pharmaceutical products are prescribed and purchased, resulting in lower prices and/or a reduction in demand. Such cost containment measures and healthcare reforms could adversely affect our ability to sell our products.

In March 2010, the United States adopted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (the Healthcare Reform Act). This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, fraud and abuse and enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

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

We face intense competition and rapid technological change that could result in the development of products by others that are superior to our proprietary and collaboration products under development.

Our proprietary and collaboration products have numerous competitors in the United States and abroad including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that have developed competing products. The competitors for Hylenex recombinant include, but are not limited to Bausch & Lomb Inc. For our Analog-PH20 product candidates, such competitors may include Biodel Inc., Eli Lily, Sanofi Aventis, Novo Nordisk Inc. and Mannkind Corporation. These competitors may develop technologies and products that are more effective, safer, or less costly than our current or future proprietary and collaboration product candidates or that could render our technologies and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we typically invest all, or substantially all, of our cash in money market funds that invest primarily in government securities. Our investment policy also permits investments in a variety of securities including commercial paper and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2012, we did not have any holdings of derivative financial or commodity instruments, or any foreign currency denominated transactions, and all of our cash and cash equivalents were in money market mutual funds and other investments that we believe to be highly liquid. If a 10% change in interest rates were to have occurred on September 30, 2012, this change would not have had a material effect on the fair value of our investment portfolio as of that date or on our net loss for the three months then ended. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have provided updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The “Risk Factors” section provides updated information in certain areas, particularly with respect to uncertainties regarding the regulatory approval of proprietary and collaboration product candidates. We do not believe the updates have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit	Title

2.1	Agreement and Plan of Merger, dated November 14, 2007, by and between the Registrant and the Registrant’s predecessor Nevada corporation (1)

3.1	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on October 7, 2007 (2)

3.2	Certificate of Designation, Preferences and Rights of the terms of the Series A Preferred Stock (1)

3.3	Bylaws, as amended (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Halozyme Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as block of text*.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed November 20, 2007 (File No. 001-32335).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 12, 2011 (File No. 001-32335).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc.,
a Delaware corporation

Dated: November 8, 2012	/s/ Gregory I. Frost, Ph.D.
Gregory I. Frost, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2012	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)