Form 10-Q
period 2013-03-31
HALOZYME THERAPEUTICS INC
filed 2013-05-08
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-32335
___________________________
HALOZYME THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)
___________________________

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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 113,160,891 as of May 6, 2013.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$39,017,804	$99,501,264
Marketable securities, available-for-sale	48,408,220	—
Accounts receivable, net	10,375,733	15,703,087
Inventories	2,737,387	2,670,696
Prepaid expenses and other assets	10,571,334	12,752,888
Total current assets	111,110,478	130,627,935
Property and equipment, net	3,975,052	3,700,462
Prepaid expenses and other assets	1,280,765	—
Restricted cash	500,000	400,000
Total Assets	$116,866,295	$134,728,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,884,794	$2,271,689
Accrued expenses	9,177,574	7,783,447
Deferred revenue, current portion	6,326,158	8,891,017
Current portion of long-term debt, net	1,362,055	—
Total current liabilities	19,750,581	18,946,153
Deferred revenue, net of current portion	34,318,481	34,954,966
Long-term debt, net	28,323,233	29,661,680
Lease financing obligation	1,450,000	1,450,000
Deferred rent, net of current portion	906,091	861,879
Other long-term liability	436,849	—
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 150,000,000 shares authorized; 113,142,900 and 112,709,174 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	113,143	112,709
Additional paid-in capital	349,459,065	347,314,658
Accumulated other comprehensive loss	(29,131)	—
Accumulated deficit	(317,862,017)	(298,573,648)
Total stockholders’ equity	31,681,060	48,853,719
Total Liabilities and Stockholders’ Equity	$116,866,295	$134,728,397
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Revenues:
Product sales, net	$1,508,594	$187,411
Revenues under collaborative agreements	10,324,946	7,252,768
Total revenues	11,833,540	7,440,179
Operating expenses:
Cost of product sales	738,971	70,761
Research and development	22,034,437	15,891,109
Selling, general and administrative	7,555,905	6,618,707
Total operating expenses	30,329,313	22,580,577
Operating loss	(18,495,773)	(15,140,398)
Other income (expense):
Investment and other income	54,988	21,217
Interest expense	(847,584)	—
Net loss	$(19,288,369)	$(15,119,181)

Basic and diluted net loss per share	$(0.17)	$(0.14)

Shares used in computing basic and diluted net loss per share	112,416,792	107,589,514
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Net loss	$(19,288,369)	$(15,119,181)
Other comprehensive loss:
Unrealized loss on marketable securities	(29,131)	—
Comprehensive loss	$(19,317,500)	$(15,119,181)
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
Operating activities:
Net loss	$(19,288,369)	$(15,119,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,396,687	2,154,928
Depreciation and amortization	294,664	237,793
Non-cash interest expense	470,084	—
Amortization of premiums on investments, net of accretion of discounts	181,916	—
Gain on disposals of equipment	—	(6,988)
Changes in operating assets and liabilities:
Accounts receivable, net	5,327,354	(3,288,365)
Inventories	(66,691)	(929,520)
Prepaid expenses and other assets	1,210,965	(577,817)
Restricted cash	(100,000)	—
Accounts payable and accrued expenses	1,980,892	(3,609,171)
Deferred rent	42,940	49,129
Deferred revenue	(3,201,344)	1,731,577
Net cash used in operating activities	(10,750,902)	(19,357,615)
Investing activities:
Purchases of marketable securities	(48,946,615)	—
Purchases of property and equipment	(534,097)	—
Proceeds from disposals of property and equipment	—	15,844
Net cash (used in) provided by investing activities	(49,480,712)	15,844
Financing activities:
Proceeds from issuance of common stock, net	—	81,476,845
Proceeds from issuance of common stock under equity incentive plans, net	57,277	1,647,703
Payments for tax withholding for restricted stock units vested, net	(309,123)	—
Net cash (used in) provided by financing activities	(251,846)	83,124,548
Net (decrease) increase in cash and cash equivalents	(60,483,460)	63,782,777
Cash and cash equivalents at beginning of period	99,501,264	52,825,527
Cash and cash equivalents at end of period	$39,017,804	$116,608,304
Supplemental disclosure of cash flow information:
Interest and fees paid	$396,938	$—
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases in accounts payable and accrued expenses	$35,157	$628,535
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
The majority of the product candidates in our current pipeline are based on rHuPH20, a patented human recombinant hyaluronidase enzyme. rHuPH20 temporarily breaks down hyaluronic acid - a naturally occurring substance that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. Our proprietary pipeline consists of multiple clinical stage products in diabetes, oncology and dermatology. We currently have collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Pfizer Inc. (“Pfizer”), Baxter Healthcare Corporation (“Baxter”), ViroPharma Incorporated (“ViroPharma”), and Intrexon Corporation (“Intrexon”), with three product candidates which have been submitted for regulatory approval in the U.S. and/or Europe as well as several others at various stages of development.
We were founded in 1998 and reincorporated from the State of Nevada to the State of Delaware in November 2007. Except where specifically noted or the context otherwise requires, references to “Halozyme,” “the Company,” “we,” “our,” and “us” in these Notes to Condensed Consolidated Financial Statements refers to Halozyme Therapeutics, Inc. and our wholly-owned subsidiary, Halozyme, Inc.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 1, 2013. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Operating results for interim periods are not necessarily indicative of the operating results for an entire fiscal year.
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
Adoption of Recent Accounting Pronouncements
Effective January 1, 2013, we adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The provisions of ASU No. 2013-02 require companies to present current-period reclassifications out of accumulated other comprehensive income and other amounts of current-period other comprehensive income separately by each component of other comprehensive income on the face of the financial statements or in the notes. This update is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU No. 2013-02 did not have a material impact on our consolidated financial position or results of operations.
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within ninety days or less from date of purchase. Our cash equivalents consist of money market funds.
Marketable securities are investments with original maturities of more than ninety days that are specifically identified to fund current operations. Collectively, cash equivalents and marketable securities are considered available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date which reflects management's intention to use the proceeds from the sale of these investments to fund our operations, as necessary. Such available-for-sale investments are carried at fair value with unrealized gains and losses recorded in other comprehensive loss and included as a separate component of stockholders' equity. The cost of marketable securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in investment income. We use the specific-method for calculating realized gains and losses on marketable securities sold. Realized gains and losses and declines in value judged to be other than temporary on marketable securities, if any, are included in investment income in the consolidated statement of operations. There were no realized gains or losses during the reporting periods.
Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the term of such leases. At March 31, 2013 and December 31, 2012, restricted cash of $500,000 and $400,000, respectively, was pledged as collateral for the letters of credit. To conform to the current period presentation, we have reclassified $400,000 from cash and cash equivalents to restricted cash in the consolidated balance sheet at December 31, 2012.
Fair Value of Financial Instruments
The authoritative guidance for fair value measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
Our financial instruments include cash equivalents, marketable securities, accounts receivable, prepaid expenses, accounts payable, accrued expenses and long-term debt. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. Further, based on the borrowing rates currently available to us for loans with similar terms, we believe the fair value of long-term debt approximates its carrying value.
Available-for-sale marketable securities consist of corporate debt securities, commercial paper and certificate of deposit and were measured at fair value using Level 2 inputs. Level 2 financial instruments are valued using market prices on less active markets and proprietary pricing valuation models with observable inputs, including interest rates, yield curves, maturity dates, issue dates, settlement dates, reported trades, broker-dealer quotes, issue spreads, benchmark securities or other market related data. We obtain the fair value of Level 2 investments from our investment manager, who obtains these fair values from a third-party pricing service. We validate the fair values of Level 2 financial instruments provided by our investment manager by comparing these fair values to a third-party pricing source.
The following table summarizes, by major security type, our cash equivalents and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	March 31, 2013			December 31, 2012
Description	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$35,643,925	$—	$35,643,925	$98,024,269	$—	$98,024,269

Available-for-sale marketable securities:
Corporate debt securities	—	39,426,922	39,426,922	—	—	—
Commercial paper	—	5,981,298	5,981,298	—	—	—
Certificate of deposit	—	3,000,000	3,000,000	—	—	—
	$35,643,925	$48,408,220	$84,052,145	$98,024,269	$—	$98,024,269
There were no transfers between Level 1 and Level 2 of the fair value hierarchy in the three months ended March 31, 2013. We have no instruments that are classified within Level 3.
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
Product Sales, Net
In December 2011, we reintroduced Hylenex recombinant to the market and began promoting Hylenex recombinant through our sales force. We sell Hylenex recombinant in the United States to wholesale pharmaceutical distributors, who sell the product to hospitals and other end-user customers. The wholesale distributors take title to the product, bear the risk of loss of ownership and have economic substance to the inventory. Further, we have no significant obligations for future performance to generate pull-through sales; however, we allow the wholesale distributors to return product that is damaged or received in error. In addition, we allow for product to be returned beginning six months prior to and ending twelve months following product expiration.
Given our limited history of selling Hylenex recombinant and the lengthy return period, we currently cannot reliably estimate expected returns and chargebacks of Hylenex recombinant at the time the product is received by the wholesale distributors. Therefore, we do not recognize revenue upon delivery of Hylenex recombinant to the wholesale distributor until the point at which we can reliably estimate expected product returns and chargebacks from the wholesale distributors. Shipments of Hylenex recombinant are recorded as deferred revenue until evidence exists to confirm that pull-through sales to the hospitals or other end-user customers have occurred. We recognize revenue when the product is sold through from the distributors to the distributors’ customers. In addition, the costs of manufacturing Hylenex recombinant associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time as the related deferred revenue is recognized. We estimate sell-through revenue and certain sales allowances based on analysis of third-party information including information obtained from certain distributors with respect to their inventory levels and sell-through to the distributors’ customers. At the time we can reliably estimate product returns and chargebacks from the wholesale distributors, we will record a one-time increase in net product sales revenue related to the recognition of product sales revenue previously deferred.
We recognize product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of our agreements with wholesale distributors and hospitals. We must make significant judgments in determining these allowances. If actual results differ from our estimates, we will be required to make adjustments to these allowances in the future, which could have an effect on product sales revenue in the period of adjustment. Our product sales allowances include:
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
Other Discounts and Fees.    We provide discounts to end-user members of certain group purchasing organizations (“GPO”) under collective purchasing contracts between us and the GPOs. We also provide discounts to certain hospitals, who are members of the GPOs with which we do not have contracts. The end-user members purchase products from the wholesale distributors at a contracted discounted price, and the wholesale distributors then charge back to us the difference between the current retail price and the price the end-users paid for the product. Given our lack of historical sales data, we recognize these chargebacks in the same period the related product sales revenue is recognized and reduce our accounts receivable accordingly. We incur GPO fees for these transactions which are also recorded in the same period the related product sales revenue is recognized and are included in accrued expenses.
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

Share-Based Compensation
Total share-based compensation expense related to all of our share-based awards was allocated as follows:

	Three Months Ended March 31,
	2013	2012
Research and development	$1,123,910	$1,127,283
Selling, general and administrative	1,272,777	1,027,645
Share-based compensation expense	$2,396,687	$2,154,928
Net share-based compensation expense, per basic and diluted share	$0.02	$0.02
Share-based compensation expense from:
Stock options	$1,361,751	$1,133,571
Restricted stock awards and restricted stock units	1,034,936	1,021,357
	$2,396,687	$2,154,928
Since we have a net operating loss carryforward as of March 31, 2013, no excess tax benefits for the tax deductions related to share-based awards were recognized in the interim unaudited condensed consolidated statements of operations for the three months ended March 31, 2013. For the three months ended March 31, 2013 and 2012, employees exercised stock options to purchase 9,839 and 342,209 shares of common stock, respectively, for aggregate proceeds of approximately $57,000 and $1.6 million, respectively. In addition, for the three months ended March 31, 2013, upon vesting of 115,130 restricted stock units (“RSUs”), the RSU holders received net settlement of 67,791 shares of common stock and surrendered 47,339 RSUs to pay for the minimum withholding taxes totaling approximately $0.3 million. There were no RSUs vested for the three months ended March 31, 2012.
As of March 31, 2013, total unrecognized estimated compensation cost related to non-vested stock options and non-vested restricted stock awards and restricted stock units granted prior to that date was approximately $11.9 million and $8.5 million, respectively, which is expected to be recognized over a weighted-average period of approximately 2.9 years and 3.3 years, respectively.
Net Loss Per Share
Basic net loss per common share is computed by dividing loss for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Stock options, unvested restricted stock awards (“RSAs”) and unvested RSUs are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive. Because of our net loss, outstanding stock options, outstanding RSUs and unvested RSAs totaling approximately 9.1 million and 7.5 million were excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2013 and 2012, respectively, because their effect is anti-dilutive.
Segment Information
We operate our business in one segment, which includes all activities related to the research, development and commercialization of our proprietary enzymes that can be used to facilitate the delivery of injected drugs and fluids, thus enhancing the efficacy and the convenience of other drugs or to alter abnormal tissue structures for clinical benefit. This segment also includes revenues and expenses related to (i) research and development activities conducted under our collaborative agreements with third parties and (ii) product sales of Hylenex recombinant. The chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment.
3. Marketable Securities
Available-for-sale marketable securities consist of the following:

	March 31, 2013
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$39,456,053	$1,515	$(30,646)	$39,426,922
Commercial paper	5,981,298	—	—	5,981,298
Certificate of deposit	3,000,000	—	—	3,000,000
	$48,437,351	$1,515	$(30,646)	$48,408,220
As of March 31, 2013, $22.5 million of these securities were scheduled to mature between twelve and eighteen months from March 31, 2013. There were no securities sold during the three months ended March 31, 2013. None of these investments have been in a continuous unrealized loss for more than twelve months as of March 31, 2013.
4. Collaborative Agreements
Roche Collaboration
In December 2006, we and Roche entered into a license and collaborative agreement under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 and up to thirteen Roche target compounds (the “Roche Collaboration”). As of March 31, 2013, Roche has elected a total of five exclusive targets and retains the option to develop and commercialize rHuPH20 with three additional targets, provided that Roche continues to pay annual maintenance fees to us. As of March 31, 2013, we have received $61.75 million from Roche, including the $20.0 million upfront license fee payment for the application of rHuPH20 to the initial three Roche exclusive targets, $20.75 million in connection with Roche's election of two additional exclusive targets and annual license maintenance fees for the right to designate the remaining targets as exclusive targets, $13.0 million in clinical development milestone payments and $8.0 million in regulatory milestone payments. We are also entitled to receive reimbursements for providing research and development services and rHuPH20 API to Roche at its request.
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
Due to our continuing involvement obligations (for example, support activities associated with rHuPH20), revenues from the upfront payment, exclusive designation fees and annual license maintenance fees were deferred and are being recognized over the term of the Roche Collaboration. In addition, we received prepayments associated with the manufacture of rHuPH20 API as requested by Roche. The manufacturing prepayments have been deferred and are being recognized as revenues under collaborative agreements as services or products are delivered. For the three months ended March 31, 2013 and 2012, we recognized revenues from the upfront payment, exclusive designation fees, annual license maintenance fees and manufacturing prepayments under the Roche Collaboration totaling approximately $2.8 million and $503,000, respectively. Deferred revenue relating to the upfront payment, exclusive designation fees, annual license maintenance fees and manufacturing prepayments under the Roche Collaboration was approximately $33.1 million and $35.9 million as of March 31, 2013 and December 31, 2012, respectively.
We determined that the clinical and regulatory milestones were substantive; therefore, we recognized the clinical and regulatory milestone payments as revenue upon achievement of such milestones. We recognized no revenues under collaborative agreements related to the achievement of certain regulatory and clinical milestones pursuant to the terms of the Roche Collaboration for the three months ended March 31, 2013. We recognized $4.0 million as revenues under collaborative agreements related to the achievement of certain regulatory and clinical milestones pursuant to the terms of the Roche Collaboration for the three months ended March 31, 2012.
Gammagard Collaboration
In September 2007, we entered into a license and collaborative agreement with Baxter, under which Baxter obtained a worldwide, exclusive license to develop and commercialize a product candidate (currently named HyQ) consisting of rHuPH20 combined with a current Baxter product, GAMMAGARD LIQUID™ (the “Gammagard Collaboration”). As of March 31, 2013, we have received $13.0 million under the Gammagard Collaboration, including the $10.0 million upfront license fee payment and a $3.0 million regulatory milestone payment. Baxter will pay us a royalty on each product commercialized under the agreement consisting of a mid-single digit percent of the net sales of such product.
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
Due to our continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), the $10.0 million upfront payment was deferred and is being recognized over the term of the Gammagard Collaboration. We recognized revenue from the upfront payment in the amount of approximately $121,000 for each of the three months ended March 31, 2013 and 2012. Deferred revenue relating to the upfront payment under the Gammagard Collaboration was approximately $7.0 million and $7.1 million as of March 31, 2013 and December 31, 2012, respectively. There were no revenues recognized related to the milestone payments under the Gammagard Collaboration for the three months ended March 31, 2013 and 2012.
Other Collaborations
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining rHuPH20 enzyme with Pfizer proprietary biologics directed to up to six targets (the “Pfizer Collaboration”). Targets may be selected on an exclusive or non-exclusive basis. As of March 31, 2013, we have received a nonrefundable upfront payment of $9.5 million for the licenses to three specified exclusive targets and three additional targets which Pfizer has the right to elect in the future upon payment of additional fees. Unless terminated earlier in accordance with its terms, the Pfizer Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Pfizer Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. Pfizer may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 30 days prior written notice to us. Upon any such termination, the license granted to Pfizer (in total or with respect to the terminated target, as applicable) will terminate, provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully-paid-up.
In May 2011, we and ViroPharma entered into a collaboration and license agreement, under which ViroPharma obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development of a subcutaneous injectable formulation of ViroPharma's commercialized product, Cinryze® (C1 esterase inhibitor [human]) (the “ViroPharma Collaboration”). In addition, the license provides ViroPharma with exclusivity to C1 esterase inhibitor and to the hereditary angioedema indication, along with three additional orphan indications. As of March 31, 2013, we have received $13.0 million from ViroPharma, including the $9.0 million nonrefundable upfront license fee payment and a $3.0 million clinical development milestone payment. We are entitled to receive a royalty on each product commercialized under the agreement consisting of ten percent of the net sales of such product. Unless terminated earlier in accordance with its terms, the ViroPharma Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the ViroPharma Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. ViroPharma may terminate the agreement prior to expiration for any reason on a product-by-product basis upon 90 days prior written notice to us. Upon any such termination, the license granted to ViroPharma (in total or with respect to the terminated product, as applicable) will terminate.
In June 2011, we and Intrexon entered into a collaboration and license agreement, under which Intrexon obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development of a subcutaneous injectable formulation of Intrexon's recombinant human alpha 1-antitrypsin (rHuA1AT) (the “Intrexon Collaboration”). In addition, the license provides Intrexon with exclusivity for a defined indication (“Exclusive Field”). As of March 31, 2013, we have received $10.0 million from Intrexon, including a nonrefundable upfront license fee payment of $9.0 million. We are entitled to receive a royalty on each product commercialized under the agreement consisting of a percentage of the net sales of such product ranging from mid-single digits up to a low double-digit percentage. Unless terminated earlier in accordance with its terms, the Intrexon Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Intrexon Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. Intrexon may terminate the agreement prior to expiration for any reason on a product-by-product basis upon 90 days prior written notice to us. Upon any such termination, the license granted to Intrexon (in total or with respect to the terminated product, as applicable) will terminate. Intrexon's chief executive officer, chairman of its board of directors and major shareholder is also a member of our board of directors.
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
The amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (the noncontingent amount). As such, we excluded from the allocable arrangement consideration the milestone payments, annual exclusivity fees and royalties regardless of the probability of receipt. Based on the results of our analysis, we allocated the $9.5 million license fees from Pfizer, the $9.0 million upfront license fee from ViroPharma and the $9.0 million upfront license fee from Intrexon to the license fee deliverable under each of the arrangements. We determined that the upfront payments were earned upon the granting of the worldwide, exclusive right to our technology to the collaborators in these arrangements. As a result, we recognized the $9.5 million license fee under the Pfizer Collaboration, the $9.0 million upfront license fee under the ViroPharma Collaboration and the $9.0 million upfront license fee received under the Intrexon Collaboration as revenues under collaborative agreements in the period when such license fees were earned. There were no revenues recognized related to the milestone payments under these collaborations for the three months ended March 31, 2013 and 2012.
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
5. Certain Balance Sheet Items
Inventories consist of the following:

	March 31, 2013	December 31, 2012
Raw materials	$1,040,677	$1,127,061
Work-in-process	671,648	792,257
Finished goods	1,025,062	751,378
	$2,737,387	$2,670,696

Property and equipment consist of the following:

	March 31, 2013	December 31, 2012
Research equipment	$6,607,895	$6,360,004
Computer and office equipment	1,440,915	1,432,975
Leasehold improvements	1,217,151	1,138,110
Building (1)	1,450,000	1,450,000
	10,715,961	10,381,089
Accumulated depreciation and amortization	(6,740,909)	(6,680,627)
	$3,975,052	$3,700,462
__________________

(1)	Represents capitalized building under a build-to-suit lease arrangement where we are considered the owner (for accounting purposes only) during the construction period.
Depreciation and amortization expense totaled approximately $295,000 and $238,000 for the three months ended March 31, 2013 and 2012, respectively.
Accrued expenses consist of the following:

	March 31, 2013	December 31, 2012
Accrued outsourced research and development expenses	$5,484,727	$2,223,242
Accrued compensation and payroll taxes	2,418,495	4,053,590
Other accrued expenses	1,274,352	1,506,615
	$9,177,574	$7,783,447
Deferred revenue consists of the following:

	March 31, 2013	December 31, 2012
Collaborative agreements	$40,130,193	$43,222,473
Product sales	514,446	623,510
Total deferred revenue	40,644,639	43,845,983
Less current portion	6,326,158	8,891,017
Deferred revenue, net of current portion	$34,318,481	$34,954,966
Refer to Note 4 for a further discussion of our collaborative agreements and deferred revenue.

6. Long-Term Debt
In December 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (collectively, the “Lenders”) for a $30 million secured single-draw term loan facility with a maturity date, as amended, of January 1, 2017, which was fully drawn on December 28, 2012. The proceeds are to be used for working capital and general business requirements. The term loan bears a fixed interest rate of 7.55% per annum. The monthly repayment schedule includes interest only payments in arrears for the first year followed by equal principal and interest payments for the subsequent 36 months. The term loan requires a final payment of $2.55 million which is due when the term loan becomes due or upon the prepayment of the facility. We have the option to prepay the outstanding balance of the term loan in full, subject to a prepayment fee of 1% to 3% depending upon when the prepayment occurs.
In connection with the term loan, the debt offering costs have been recorded as a debt discount on our consolidated balance sheet which together with the final $2.55 million payment and fixed interest rate payments will be amortized to interest expense throughout the life of the term loan using the effective interest rate method. As of March 31, 2013, accrued interest expense associated with this final payment was approximately $437,000 and classified as other long-term liability on the condensed consolidated balance sheet.
The term loan is secured by substantially all of the assets of the Company and Halozyme, Inc., except that the collateral does not include any intellectual property (including licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The Loan Agreement contains customary representations, warranties and covenants by us, as well as customary events of default and our indemnification obligations. One of the events of default is a material adverse change which is defined as a material adverse change in our business, operations, or condition (financial or otherwise); a material impairment of the prospect of repayment of any portion of the loan; or a material impairment in the perfection or priority of lender's lien in the collateral or in the value of such collateral. As of March 31, 2013, we believe we were in compliance with all material covenants under the Loan Agreement and there was no material adverse change.
Interest expense, including amortization of the debt discount, related to the long-term debt for the three months ended March 31, 2013 was approximately $848,000.
7. Stockholders’ Equity
During the three months ended March 31, 2013 and 2012, we issued an aggregate of 9,839 and 342,209 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $5.82 and $4.81 per share, respectively, for net proceeds of approximately $57,000 and $1.6 million, respectively. In addition, for the three months ended March 31, 2013, we issued 67,791 shares of common stock upon vesting of certain RSUs. The RSU holders surrendered 47,339 RSUs to pay for minimum withholding taxes totaling approximately $0.3 million. There were no RSUs vested during the three months ended March 31, 2012. Options to purchase and unvested RSUs totaling approximately 8.5 million and 7.1 million shares of our common stock were outstanding as of March 31, 2013 and December 31, 2012, respectively. In addition, we issued 356,096 and 260,158 shares of common stock in connection with the grants of RSAs during the three months ended March 31, 2013 and 2012, respectively.
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
8. Commitments and Contingencies
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
As used in this report, unless the context suggests otherwise, references to “Halozyme,” “the Company,” “we,” “our,” “ours,” and “us” refer to Halozyme Therapeutics, Inc., and its wholly owned subsidiary, Halozyme, Inc. References to “Notes” refer to the Notes to Condensed Consolidated Financial Statements included herein (refer to Item 1 of Part 1).
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
Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current forecast of certain aspects of our future. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development or regulatory approval of new products, enhancements of existing products or technologies, third party performance under key collaboration agreements, revenue and expense levels and other statements regarding matters that are not historical are forward-looking statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements due to a number of factors including, but not limited to, those set forth below under the section entitled “Risks Factors” and elsewhere in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K.
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
The majority of the product candidates in our current pipeline are based on rHuPH20, a patented human recombinant hyaluronidase enzyme. rHuPH20 temporarily breaks down hyaluronic acid (HA) - a naturally occurring substance that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. We believe this temporary degradation creates an opportunistic window for the improved subcutaneous delivery of injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. The HA reconstitutes its normal density within several days and, therefore, we anticipate that any effect of rHuPH20 on the architecture of the subcutaneous space is temporary. rHuPH20 can thus be applied as a drug delivery platform to increase dispersion and absorption of other injected drugs and fluids that are injected under the skin or in the muscle thereby enhancing efficacy or convenience. For example, rHuPH20 can be used to convert drugs that must be delivered intravenously into subcutaneous injections or reducing the number of subcutaneous injections needed for effective therapy. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as Enhanze™ technology. rHuPH20 is also the active ingredient in our first commercially approved product, Hylenex® recombinant.

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
Our operations to date have involved: (i) building infrastructure for and staffing our operations; (ii) acquiring, developing and securing proprietary protection for our technology; (iii) developing our proprietary product pipeline; (iv) entering into and supporting our collaborations with other companies to advance licensed product candidates; and (v) selling our own approved commercial product, Hylenex recombinant (hyaluronidase human injection). Currently, we have received only limited revenue from the sales of Hylenex recombinant, in addition to other revenues from our collaborations.
Future revenues from the sales and/or royalties of our product candidates which have not been approved will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure regulatory approvals and commercialize the product candidates. We have incurred net operating losses each year since inception, with an accumulated deficit of approximately $317.9 million as of March 31, 2013.
Highlights of Halozyme's first quarter activities and recent events include:

•
The European Medicines Agency's Committee for Medicinal Products for Human Use (EMA CHMP) granted a positive opinion to Baxter for the use of HyQ as replacement therapy for adult patients with primary and secondary immunodeficiencies.

•
Initiated a Phase 4 clinical study - The Continuous Subcutaneous Insulin Infusion Study Enrolling Type 1 (CONSISTENT 1) - that will evaluate Hylenex recombinant as an adjunct in the treatment of people with type 1 diabetes using insulin pumps.

•	Initiated a Phase 2 multicenter, randomized clinical trial evaluating PEGPH20, a proprietary, investigational drug, as a first-line therapy for patients with stage IV metastatic pancreatic cancer.

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

Proprietary Pipeline
Hylenex Recombinant (hyaluronidase human injection)
Hylenex recombinant is a formulation of rHuPH20 that has received the U.S. Food and Drug Administration (FDA) approval to facilitate subcutaneous fluid administration for achieving hydration, to increase the dispersion and absorption of other injected drugs and, in subcutaneous urography, to improve resorption of radiopaque agents. We reintroduced Hylenex recombinant to the market in December 2011 after resolution of Baxter's voluntary recall and the return by Baxter of marketing rights to us. Upon its return to the market, our focus was to take advantage of the initial markets previously developed by Baxter. We are continuing to assess our commercial and strategic options for the product to address additional uses such as in connection with insulin pumps as described further below under “More Physiologic (Ultrafast) Insulin Program.”

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
The following sets forth the current development status of our insulin programs with respect to the MDI and CSII markets:
MDI
With regard to MDI opportunities, we published data from two treatment studies - one in type 1 diabetes patients and one in type 2 diabetes patients. Copies of these publications can be found at http://www.halozyme.com/Technology/Journals-Abstracts-And-Posters/default.aspx. Both studies met their primary endpoints of A1C non-inferiority (A1C is a measure of average blood sugar over three months) and improved post-prandial glucose control compared to patients who were treated with analog insulin alone. Additionally, data from the type 1 diabetes treatment study indicated that Analog-PH20 formulations reduced hypoglycemia compared to analog insulin alone.
CSII
For the CSII market, we have published interim data from a study evaluating the use of Hylenex recombinant in analog insulin pump therapy that showed pre-administration of Hylenex recombinant provided a “faster-on faster-off” more physiologic profile than current rapid insulin analogs. Copies of these publications can be found at http://www.halozyme.com/Technology/Journals-Abstracts-And-Posters/default.aspx. Data from the double-blind cross-over study showed that pre-administration of Hylenex recombinant, at the time of infusion set change, not only accelerated the absorption and action of mealtime insulin, but also provided a more consistent insulin action profile over the three days of the infusion set life and also resulted in improved post-prandial glucose control.
We intend to conduct additional Phase 4 clinical studies to support the commercial launch of CSII product. In the first quarter of 2013, we initiated CONSISTENT 1, the largest study of those additional studies. CONSISTENT 1 is a multi-center, randomized,

Phase 4 trial that will evaluate Hylenex recombinant as an adjunct in the treatment of people with type 1 diabetes using insulin pumps. This study is designed to evaluate treatment differences in safety and key outcomes, with primary endpoints at four months looking at A1C, post-prandial glucose and hypoglycemic rates. This trial will include about 400 subjects.
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
Solid malignancies often accumulate high levels of HA, including pancreatic, lung, breast, colon and prostate cancers, and therefore we believe that PEGPH20 has the potential to help patients in these types of cancer. Among solid tumors, pancreatic ductal adenocarcinoma is associated with the highest frequency of HA overexpression (approximately 87%). Aberrant accumulation of this component of the tumor's infrastructure supports a protective network that surrounds certain tumors. This pathologic accumulation of HA, along with other matrix components, creates a unique microenvironment for the growth of tumor cells compared to normal cells. We believe that depleting the HA component of the tumor architecture with PEGPH20 disrupts the tumor microenvironment, resulting in tumor growth inhibition. In addition, removal of HA rich matrix results in opening previously constricted vessels to allow anti-cancer therapies to have greater access to the tumor, which may enhance the treatment effect of various therapeutic modalities. Increased blood flow may also enhance radiotherapy treatment effect.
We are currently conducting clinical trials with PEGPH20 in the treatment of solid tumors. In these trials, a dose of oral dexamethasone, a steroid, is administered to all patients prior to and subsequent to intravenous administration of PEGPH20 to minimize the side effects of PEGPH20. Our Phase 2 clinical trial, with a Phase 1b run-in period, for patients with metastatic pancreatic cancer is currently ongoing, and the enrollment of the run-in phase is complete. We have identified our intended Phase 2 dose of PEGPH20 in combination with gemcitabine, a chemotherapeutic drug. The preliminary efficacy and safety result is expected to be presented at the 2013 American Society of Clinical Oncology (ASCO) annual meeting May 31 - June 4, 2013 in Chicago. In a recent publication on a metastatic pancreatic adenocarcinoma Phase 3 study conducted by Celgene Corporation, it was reported that nab-paclitaxel (ABRAXANE™) plus gemcitabine demonstrated a 59% increase in one-year survival and doubling the survival rate at two years as compared to gemcitabine alone. Based on such reported data, and our own in-house studies with mouse tumor models, we believe that the ABRAXANE plus gemcitabine regimen is the most advanced treatment for metastatic pancreatic cancer. As a result, we have initiated a new Phase 2 multicenter, randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV metastatic pancreatic cancer wherein approximately 124 patients will participate in the study and receive gemcitabine and nab-paclitaxel either with or without PEGPH20. The primary outcome will be to measure progression-free survival between patients administered PEGPH20 to those who are not.
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
In September 2011, we initiated a Phase 1/2 clinical trial of HTI-501 in women with moderate to severe cellulite. The Phase 1 dose escalation portion of the trial evaluated a single injection of different HTI-501 formulations into dimpled lesions of the skin followed by a Phase 2 portion of the trial where multiple lesions are targeted with the optimal dose and formulation. Up to 48 and 76 subjects may be enrolled in the Phase 1 and Phase 2 portions of the trial, respectively. The interim results from the Phase 1 proof-of-concept and local tolerability study of HTI-501 were presented at the 8th World Congress of the International Academy of Cosmetic Dermatology in Cancun, Mexico, which was held from January 31 to February 3, 2012. In the Phase 1 portion of the clinical trial, no serious or severe adverse events were reported and the injection was well tolerated. The most common adverse event was mild to moderate pain at the injection site that was generally bilateral (present at both investigational drug and buffer control injection sites), lasted a few minutes and did not require treatment. We expect to present data from the randomized Phase 2 study in the second quarter of 2013.
Collaborations
Roche Collaboration
In December 2006, we and Roche entered into an agreement under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with up to thirteen Roche target compounds (the Roche Collaboration). Roche initially had the exclusive right to apply rHuPH20 to only three pre-defined Roche biologic targets with the option to exclusively develop and commercialize rHuPH20 with ten additional targets. As of March 31, 2013, Roche has elected a total of five exclusive targets and retains the option to develop and commercialize rHuPH20 with three additional targets through the payment of annual license maintenance fees. Refer to Note 4 for a further discussion of the material terms of the Roche Collaboration.
In March 2012 and December 2012, Roche submitted Line Extension Applications to the European Medicines Agency (EMA) for compounds, directed at two of the five Roche exclusive targets, formulated with rHuPH20 (subcutaneous Herceptin and subcutaneous MabThera, respectively). Additionally, Roche has completed a Phase 1 clinical trial for the exclusive target subcutaneous Actemra that is formulated with rHuPH20.
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
Baxter Gammagard Collaboration
GAMMAGARD LIQUID is a current Baxter product that is indicated for the treatment of primary immunodeficiency disorders associated with defects in the immune system. In September 2007, we and Baxter entered into an agreement under which Baxter obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with GAMMAGARD LIQUID (HyQ), or the Gammagard Collaboration. Refer to Note 4 for a further discussion of the material terms of the Gammagard Collaboration.
Baxter filed a biologic license application (BLA) for HyQ in the U.S. in the second quarter of 2011. On August 1, 2012, we announced that the FDA had issued a complete response letter (CRL) for Baxter's HyQ BLA. The CRL requested additional preclinical data to support the BLA. The primary issues raised in the CRL focused on non-neutralizing antibodies generated against rHuPH20 and the possible effects of these antibodies on reproduction, development and fertility. Elevated anti-rHuPH20 antibody titers were detected in the registration trial, but have not been associated with any adverse events. Pending Baxter and us providing additional preclinical data sufficient to address the regulatory questions, the FDA has requested that patients should no longer be dosed with rHuPH20 in the Baxter HyQ program. Baxter has submitted interim preclinical data to the FDA which is under review and is in active dialogue with the FDA regarding what data will be required for the HyQ BLA.
In September 2011, Baxter submitted an application to the EMA for HyQ. On March 22, 2013, we and Baxter announced that the EMA CHMP has granted a positive opinion to Baxter for the use of HyQ (solution for subcutaneous use) as replacement therapy for adult patients with primary and secondary immunodeficiencies. This therapy, if approved, would offer patients the option to administer their therapy at home, in a single subcutaneous site every three to four weeks. Upon receiving marketing authorization from the European Commission, Baxter plans to launch HyQ in selected countries in the European Union later this year.
Pfizer Collaboration
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining rHuPH20 enzyme with Pfizer proprietary biologics directed to up to six targets (the Pfizer Collaboration). Targets may be selected on an exclusive or non-exclusive basis. As of March 31, 2013, Pfizer has elected three exclusive therapeutic targets in primary care and specialty care indications. Refer to Note 4 for a further discussion of the material terms of the Pfizer Collaboration.
ViroPharma Collaboration
In May 2011, we and ViroPharma entered into a collaboration and license agreement under which ViroPharma obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development of a subcutaneous injectable formulation of

ViroPharma's commercialized product, Cinryze (C1 esterase inhibitor [human]) (the ViroPharma Collaboration). In addition, the license provides ViroPharma with exclusivity to C1 esterase inhibitor and to the hereditary angioedema indication, along with three additional orphan indications. Refer to Note 4 for a further discussion of the material terms of the ViroPharma Collaboration.
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
Intrexon Collaboration
In June 2011, we and Intrexon entered into a collaboration and license agreement under which Intrexon obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development of a subcutaneous injectable formulation of Intrexon's recombinant human alpha 1-antitrypsin (rHuA1AT) (the Intrexon Collaboration). In addition, the license provides Intrexon with exclusivity for a defined indication. Refer to Note 4 for a further discussion of the material terms of the Intrexon Collaboration.
Results of Operations
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Product Sales, Net – Product sales, net was $1.5 million for the three months ended March 31, 2013 compared to $187,000 for the three months ended March 31, 2012. The increase was primarily due to the increased product sales of Hylenex recombinant in the current period. Based on the reintroduction of Hylenex recombinant in December 2011, we expect product sales to increase in 2013 as compared to 2012.

Revenues Under Collaborative Agreements – Revenues under collaborative agreements for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended
	March 31,
	2013	2012	Change
Amortization of deferred upfront payments and license fees:
Roche	$515,822	$503,154	$12,668
Baxter	120,663	120,663	—
Other	—	214,287	(214,287)
	636,485	838,104	(201,619)

Milestone payment from Roche	—	4,000,000	(4,000,000)

Reimbursements for research and development services and supply of bulk rHuPH20:
Roche	7,345,527	377,970	6,967,557
Baxter	2,298,948	1,638,620	660,328
ViroPharma	43,986	305,625	(261,639)
Other	—	92,449	(92,449)
	9,688,461	2,414,664	7,273,797
Total revenues under collaborative agreements	$10,324,946	$7,252,768	$3,072,178
The increase in revenue from reimbursements for research and development services and supply of rHuPH20 was primarily due to the increase in reimbursements for manufacturing services to support potential launches by our collaborators. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount of future revenues related to reimbursable research and development services and supply of bulk rHuPH20 is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Cost of Product Sales – Cost of product sales were $739,000 for the three months ended March 31, 2013 compared to $71,000 for the three months ended March 31, 2012. The increase of $668,000 in cost of product sales was due to the increased product sales of Hylenex recombinant. Based on the reintroduction of Hylenex recombinant in December 2011, we expect cost of product sales to increase in future periods.

Research and Development – Since our inception in 1998 through March 31, 2013, we have incurred research and development expenses of $351.1 million. From January 1, 2009 through March 31, 2013, approximately 20% and 16% of our research and development expenses were associated with the development of our more physiologic insulin and PEGPH20 product candidates, respectively. Research and development expenses incurred for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
Programs	2013	2012
Product Candidates:
Analog-PH20	$3,918,450	$1,467,036
PEGPH20	3,891,426	3,042,829
Hylenex recombinant	2,578,231	2,330,482
HTI-501	492,440	669,170
Enhanze collaborations	9,410,046	3,958,003
rHuPH20 platform (1)	1,300,390	2,956,594
Other	443,454	1,466,995
Total research and development expenses	$22,034,437	$15,891,109

(1)	Includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Research and development expenses increased in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to a $3.6 million increase in manufacturing activities to support potential launches of our collaboration product candidates by the collaborators and a $1.8 million increase in clinical trial activities primarily related to our more physiologic insulin and PEGPH20 programs. We expect research and development costs to increase in future periods as we continue with our clinical trial programs and continue to develop and manufacture our product candidates.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses were $7.6 million for the three months ended March 31, 2013 compared to $6.6 million for the three months ended March 31, 2012. The increase of $937,000, or 14%, was primarily due to increases in marketing activities. In connection with the reintroduction of Hylenex recombinant in December 2011, we expect SG&A expenses to increase in future periods as we plan to increase sales and marketing activities.
Interest Expense – Interest expense included interest expense and amortization of debt discount related to the long-term debt acquired in December 2012.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of March 31, 2013, we had cash, cash equivalents and marketable securities of approximately $87.4 million. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements will depend on the success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and other commercialization activities.
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
Cash Flows
Net cash used in operations was $10.8 million during the three months ended March 31, 2013 compared to $19.4 million during the three months ended March 31, 2012. The $8.6 million decrease in utilization of cash in operations was mainly due to the decrease in accounts receivable; partially offset by the increase in net loss of $4.2 million for the three months ended March 31, 2013 as compared to the same period in 2012. The increase in net loss was due to the increase in research and development expenses; offset in part by increases in product sales and revenues under collaborative agreements for the three months ended March 31, 2013 as compared to the same period in 2012.
Net cash used in investing activities was $49.5 million during the three months ended March 31, 2013 compared to net cash provided by investing activities of $16,000 during the three months ended March 31, 2012. This was due to the purchases of marketable securities of $48.9 million and an increase in purchases of property and equipment during three months ended March 31, 2013.
Net cash used in financing activities was $0.3 million during the three months ended March 31, 2013 compared to net cash provided of $83.1 million during the three months ended March 31, 2012. Net cash provided by financing activities for the three months ended March 31, 2012 consisted of $81.5 million in net proceeds from the sale of our common stock in February 2012 and $1.6 million in net proceeds from stock option exercises.
Off-Balance Sheet Arrangements
As of March 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
We recognize revenue in accordance with the authoritative guidance on revenue recognition. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. Refer to Note 2 for a further discussion of our revenue recognition policies for product sales and revenues under our collaborative agreements and Note 4 for a further discussion of our collaborative agreements.
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
The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Please see our audited consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012, which contain accounting policies and other disclosures required by U.S. GAAP.
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies – Adoption of Recent Accounting Pronouncements, for a discussion of recent accounting pronouncements and their effect, if any, on us.
Risk Factors
Risks Related To Our Business
We have generated only minimal revenue from product sales to date; we have a history of net losses and negative cash flow, and we may never achieve or maintain profitability.
Relative to expenses incurred in our operations, we have generated only minimal revenues from product sales, licensing fees, milestone payments, bulk rHuPH20 supply payments and research reimbursements to date and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, licensing fees, research reimbursements, bulk rHuPH20 supply payments and/or milestone payments, we expect to incur significant operating losses over the next few years. We have never been profitable, and we may never become profitable. Through March 31, 2013, we have incurred aggregate net losses of approximately $317.9 million.
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
We currently have significant debt and failure by us to fulfill our obligations under the applicable loan agreements may cause the repayment obligations to accelerate.
On December 28, 2012, we and our subsidiary, Halozyme, Inc., a California corporation, entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC, a Delaware limited liability company, and Silicon Valley Bank, a California corporation, providing for a $30 million secured single-draw term loan facility with a maturity date of January 1, 2017. The term loan was fully drawn at close and the proceeds are to be used for working capital and general business requirements. The term loan facility is secured by substantially all of the assets of the Company and Halozyme, Inc., except that the collateral does not include any equity interests in Halozyme, Inc., any intellectual property (including licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The Loan Agreement contains customary representations, warranties and covenants by us, as well as customary events of default and our indemnification obligations. One of the events of default is a material adverse change which is defined as a material adverse change in our business, operations or condition (financial or otherwise); a material impairment of the prospect of repayment of any portion of the loan; or a material impairment in the perfection or priority of lender's lien in the collateral or in the value of such collateral. If we are unable to fulfill our obligations to the lenders under the applicable loan agreements, this could create a material default such that our obligation to repay the loan is accelerated which could harm our financial condition.

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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low sales prices of our common stock during the twelve months ended March 31, 2013 were $13.05 and $3.86, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this quarterly report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

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
Our proprietary and collaboration products have numerous competitors in the United States and abroad including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that have developed competing products. The competitors for Hylenex recombinant include, but are not limited to, Bausch & Lomb Inc. and Amphastar Pharmaceuticals, Inc. For our Analog-PH20 product candidates, such competitors may include Biodel Inc., Eli Lily, Sanofi Aventis, Novo Nordisk Inc. and Mannkind Corporation. These competitors may develop technologies and products that are more effective, safer, or less costly than our current or future proprietary and collaboration product candidates or that could render our technologies and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risks during the quarter ended March 31, 2013.
As of March 31, 2013, our cash equivalents and marketable securities consisted of investments in money market funds, corporate debt obligations, commercial paper and certificates of deposit. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. As of March 31, 2013, based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash, cash equivalents and investment securities have significant risk of default or illiquidity. We made this determination based on discussions with our investment advisors and a review of our holdings. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. All of our cash, cash equivalents and marketable securities are held at fair market value.

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
Changes in Internal Control Over Financial Reporting
In connection with the purchases of marketable securities in the three months ended March 31, 2013, we have developed additional internal controls over our processes for the measurement and recording of the marketable securities. Except for these changes related to our process for the measurement and recording of marketable securities, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, dated November 14, 2007, by and between the Registrant and the Registrant’s predecessor Nevada corporation (1)

3.1	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on October 7, 2007 (2)

3.2	Certificate of Designation, Preferences and Rights of the terms of the Series A Preferred Stock (1)

3.3	Bylaws, as amended (2)

10.1	First modification to Lease (11436 Sorrento Valley Road), effective March 19, 2013

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Instance Document

101.SCH*	Taxonomy Extension Schema Document

101CAL*	Taxonomy Extension Calculation Linkbase Document

101.DEF*	Taxonomy Extension Definition Linkbase Document

101.LAB*	Taxonomy Extension Label Linkbase Document

101.PRE*	Taxonomy Extension Presentation Linkbase Document

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under such sections.

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

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	May 8, 2013	/s/ Gregory I. Frost, Ph.D.
Gregory I. Frost, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 8, 2013	/s/ Kurt A. Gustafson
Kurt A. Gustafson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)