Form 10-Q
period 2013-06-30
HALOZYME THERAPEUTICS INC
filed 2013-08-07
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 113,285,582 as of August 5, 2013.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,927,551	$99,501,264
Marketable securities, available-for-sale	48,082,636	—
Accounts receivable, net	10,831,828	15,703,087
Inventories	2,466,999	2,670,696
Prepaid expenses and other assets	11,111,833	12,752,888
Total current assets	100,420,847	130,627,935
Property and equipment, net	4,576,506	3,700,462
Prepaid expenses and other assets	1,889,985	—
Restricted cash	500,000	400,000
Total Assets	$107,387,338	$134,728,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,480,982	$2,271,689
Accrued expenses	15,289,431	7,783,447
Deferred revenue, current portion	6,419,681	8,891,017
Current portion of long-term debt, net	3,643,156	—
Total current liabilities	32,833,250	18,946,153
Deferred revenue, net of current portion	33,681,996	34,954,966
Long-term debt, net	26,075,507	29,661,680
Lease financing obligation	2,100,000	1,450,000
Deferred rent, net of current portion	874,208	861,879
Other long-term liability	678,700	—
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 200,000,000 shares authorized; 113,285,582 shares issued and outstanding at June 30, 2013 and 150,000,000 shares authorized; 112,709,174 shares issued and outstanding at December 31, 2012	113,286	112,709
Additional paid-in capital	351,843,228	347,314,658
Accumulated other comprehensive loss	(39,309)	—
Accumulated deficit	(340,773,528)	(298,573,648)
Total stockholders’ equity	11,143,677	48,853,719
Total Liabilities and Stockholders’ Equity	$107,387,338	$134,728,397
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Product sales, net	$3,099,853	$524,942	$4,608,447	$712,353
Revenues under collaborative agreements	11,353,957	7,232,233	21,678,903	14,485,001
Total revenues	14,453,810	7,757,175	26,287,350	15,197,354
Operating expenses:
Cost of product sales	1,283,949	143,120	2,022,920	213,881
Research and development	27,990,755	16,081,729	50,025,192	31,972,838
Selling, general and administrative	7,299,754	5,580,424	14,855,659	12,199,131
Total operating expenses	36,574,458	21,805,273	66,903,771	44,385,850
Operating loss	(22,120,648)	(14,048,098)	(40,616,421)	(29,188,496)
Other income (expense):
Investment and other income	58,132	26,979	113,120	48,196
Interest expense	(848,995)	—	(1,696,579)	—
Net loss	$(22,911,511)	$(14,021,119)	$(42,199,880)	$(29,140,300)

Basic and diluted net loss per share	$(0.20)	$(0.13)	$(0.38)	$(0.27)

Shares used in computing basic and diluted net loss per share	112,486,211	112,063,665	112,451,693	109,826,589
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(22,911,511)	$(14,021,119)	$(42,199,880)	$(29,140,300)
Other comprehensive loss:
Unrealized loss on marketable securities	(10,178)	—	(39,309)	—
Comprehensive loss	$(22,921,689)	$(14,021,119)	$(42,239,189)	$(29,140,300)
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,

	2013	2012
Operating activities:
Net loss	$(42,199,880)	$(29,140,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,836,336	4,439,980
Depreciation and amortization	591,700	509,995
Non-cash interest expense	752,816	—
Amortization of premiums on investments, net of accretion of discounts	497,323	—
Gain on disposals of equipment	—	(6,988)
Changes in operating assets and liabilities:
Accounts receivable, net	4,871,259	(3,424,631)
Inventories	203,697	(1,216,631)
Prepaid expenses and other assets	53,740	(1,886,226)
Restricted cash	(100,000)	—
Accounts payable and accrued expenses	12,530,088	(3,601,463)
Deferred rent	1,599	59,686
Deferred revenue	(3,744,306)	1,153,795
Net cash used in operating activities	(21,705,628)	(33,112,783)
Investing activities:
Purchases of marketable securities	(48,946,616)	—
Purchases of property and equipment	(614,280)	(705,649)
Net cash used in investing activities	(49,560,896)	(705,649)
Financing activities:
Proceeds from issuance of common stock, net	—	81,476,845
Proceeds from issuance of common stock under equity incentive plans, net	66,596	1,904,959
Payments for tax withholding for restricted stock units vested, net	(373,785)	(347,282)
Net cash (used in) provided by financing activities	(307,189)	83,034,522
Net (decrease) increase in cash and cash equivalents	(71,573,713)	49,216,090
Cash and cash equivalents at beginning of period	99,501,264	52,825,527
Cash and cash equivalents at end of period	$27,927,551	$102,041,617

Supplemental disclosure of cash flow information:
Interest and fees paid	$963,188	$—
Supplemental disclosure of non-cash investing and financing activities:
Capitalized property and liability associated with a build-to-suit lease arrangement	$650,000	$—
Property and equipment purchases in accounts payable and accrued expenses	$203,464	$43,119
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
The majority of the product candidates in our current pipeline are based on rHuPH20, a patented human recombinant hyaluronidase enzyme. rHuPH20 temporarily breaks down hyaluronic acid - a naturally occurring substance that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. We have one proprietary commercial product, Hylenex® recombinant. Our proprietary pipeline consists of multiple clinical stage products in diabetes, oncology and dermatology. We currently have collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Pfizer Inc. (“Pfizer”), Baxter Healthcare Corporation (“Baxter”), ViroPharma Incorporated (“ViroPharma”), and Intrexon Corporation (“Intrexon”), with one approved product in Europe, one product candidate which has been submitted for regulatory approval in the U.S. and two product candidates which have been submitted for regulatory approval in Europe as well as several others at various stages of development.
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
Adoption of Recent Accounting Pronouncements
Effective January 1, 2013, we adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The provisions of ASU No. 2013-02 require companies to present current-period reclassifications out of accumulated other comprehensive income and other amounts of current-period other comprehensive income separately by each component of other comprehensive income on the face of the financial statements or in the notes. This update is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU No. 2013-02 did not have a material impact on our consolidated financial position or results of operations as the requirements are disclosure only in nature.
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within ninety days or less from date of purchase. Our cash equivalents consist of money market funds.
Marketable securities are investments with original maturities of more than ninety days from the date of purchase that are specifically identified to fund current operations. Collectively, cash equivalents and marketable securities are considered available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date which reflects management's intention to use the proceeds from the sale of these investments to fund our operations, as necessary. Such available-for-sale investments are carried at fair value with unrealized gains and losses recorded in other comprehensive loss and included as a separate component of stockholders' equity. The cost of marketable securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in investment income. We use the specific-method for calculating realized gains and losses on marketable securities sold. Realized gains and losses and declines in value judged to be other than temporary on marketable securities, if any, are included in investment income in the consolidated statement of operations. There were no realized gains or losses during the reporting periods.
Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the term of such leases. At June 30, 2013 and December 31, 2012, restricted cash of $500,000 and $400,000, respectively, was pledged as collateral for the letters of credit. To conform to the current period presentation, we have reclassified $400,000 from cash and cash equivalents to restricted cash in the consolidated balance sheet at December 31, 2012.
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
Available-for-sale marketable securities consist of corporate debt securities, commercial paper and certificates of deposit and were measured at fair value using Level 2 inputs. Level 2 financial instruments are valued using market prices on less active markets and proprietary pricing valuation models with observable inputs, including interest rates, yield curves, maturity dates, issue dates, settlement dates, reported trades, broker-dealer quotes, issue spreads, benchmark securities or other market related data. We obtain the fair value of Level 2 investments from our investment manager, who obtains these fair values from a third-party pricing service. We validate the fair values of Level 2 financial instruments provided by our investment manager by comparing these fair values to a third-party pricing source.
The following table summarizes, by major security type, our cash equivalents and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	June 30, 2013			December 31, 2012
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$22,120,468	$—	$22,120,468	$98,024,269	$—	$98,024,269

Available-for-sale marketable securities:
Corporate debt securities	—	39,095,688	39,095,688	—	—	—
Commercial paper	—	5,986,948	5,986,948	—	—	—
Certificate of deposit	—	3,000,000	3,000,000	—	—	—
	$22,120,468	$48,082,636	$70,203,104	$98,024,269	$—	$98,024,269
There were no transfers between Level 1 and Level 2 of the fair value hierarchy in the six months ended June 30, 2013 and 2012. We have no instruments that are classified within Level 3 as of June 30, 2013 and December 31, 2012.
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
Raw materials inventories consist of raw materials used in the manufacture of our bulk rHuPH20 enzyme ("active pharmaceutical ingredient" or "API") for Hylenex recombinant. Work-in-process inventories consist of in-process Hylenex recombinant. Finished goods inventories consist of finished Hylenex recombinant.

We expense costs relating to the purchase and production of pre-approval inventories for which the sole use is pre-approval products as research and development expense in the period incurred until such time as we believe future commercialization is probable and future economic benefit is expected to be realized. Inventories used in clinical trials are expensed at the time the inventories are packaged for the clinical trials. Prior to receiving approval from the U.S. Food and Drug Administration ("FDA") or comparable regulatory agencies in foreign countries, costs related to purchases of the API and the manufacturing of the product candidates are recorded as research and development expense. All direct manufacturing costs incurred after approval are capitalized as inventory.
Revenue Recognition
We generate revenues from product sales and collaborative agreements. Payments received under collaborative agreements may include nonrefundable fees at the inception of the agreements, license fees, milestone payments for specific achievements designated in the collaborative agreements, reimbursements of research and development services and supply of rHuPH20 API, and/or royalties on sales of products resulting from collaborative arrangements.
We recognize revenues in accordance with the authoritative guidance for revenue recognition. We recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.
Product Sales, Net
Hylenex Recombinant
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
rHuPH20 API
Subsequent to receiving approval from the FDA or comparable regulatory agencies in foreign countries, sales of rHuPH20 API for collaboration commercial products are recognized as product sales when the API has met all the specifications required for the customer's acceptance and title and risk of loss have transferred to the customer. Following the receipt of the European marketing approval of Baxter's HyQvia product in May 2013, revenue from the sales of rHuPH20 API for HyQvia was recognized as product sales for the three and six months ended June 30, 2013.
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
Cost of Product Sales
Cost of product sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of Hylenex recombinant. Cost of product sales also consists of the write-down of excess, dated and obsolete inventories and the write-off of any inventories that do not meet certain product specifications.
Research and Development Expenses
Research and development expenses include salaries and benefits, facilities and other overhead expenses, external clinical trial expenses, research related manufacturing services, contract services and other outside expenses. Research and development expenses are charged to operations as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. Costs related to purchases of the API and the manufacturing of a collaboration product incurred after receiving the approval from the FDA or comparable regulatory agencies in foreign countries for such product are capitalized as inventory.
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
Share-Based Compensation
Total share-based compensation expense related to all of our share-based awards was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Research and development	$1,138,470	$1,238,712	$2,262,380	$2,365,996
Selling, general and administrative	1,301,179	1,046,340	2,573,956	2,073,984
Share-based compensation expense	$2,439,649	$2,285,052	$4,836,336	$4,439,980
Net share-based compensation expense, per basic and diluted share	$0.02	$0.02	$0.04	$0.04
Share-based compensation expense from:
Stock options	$1,422,678	$1,192,677	$2,784,429	$2,326,248
Restricted stock awards and restricted stock units	1,016,971	1,092,375	2,051,907	2,113,732
	$2,439,649	$2,285,052	$4,836,336	$4,439,980
Since we have a net operating loss carryforward as of June 30, 2013, no excess tax benefits for the tax deductions related to share-based awards were recognized in the interim unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2013.
As of June 30, 2013, total unrecognized estimated compensation cost related to non-vested stock options and non-vested restricted stock awards and restricted stock units granted prior to that date was approximately $10.7 million and $8.8 million, respectively, which is expected to be recognized over a weighted-average period of approximately 2.8 years and 2.9 years, respectively.
Net Loss Per Share
Basic net loss per common share is computed by dividing loss for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Stock options, unvested restricted stock awards (“RSAs”) and unvested RSUs are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive. Because of our net loss, outstanding stock options, outstanding RSUs and unvested RSAs totaling approximately 9.2 million and 7.3 million were excluded from the calculation of diluted net loss per common share for the three and six months ended June 30, 2013 and 2012, respectively, because their effect is anti-dilutive.

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
3. Marketable Securities
Available-for-sale marketable securities consist of the following:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$39,134,997	$896	$(40,205)	$39,095,688
Commercial paper	5,986,948	—	—	5,986,948
Certificate of deposit	3,000,000	—	—	3,000,000
	$48,121,945	$896	$(40,205)	$48,082,636
As of June 30, 2013, $3.1 million of these securities were scheduled to mature between twelve and eighteen months from June 30, 2013. There were no securities sold during the six months ended June 30, 2013. None of these investments have been in a continuous unrealized loss position for more than twelve months as of June 30, 2013.
4. Collaborative Agreements
Roche Collaboration
In December 2006, we and Roche entered into a license and collaborative agreement under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 and up to thirteen Roche target compounds (the “Roche Collaboration”). As of June 30, 2013, Roche has elected a total of five exclusive targets and retains the option to develop and commercialize rHuPH20 with three additional targets, provided that Roche continues to pay annual maintenance fees to us. As of June 30, 2013, we have received $61.75 million from Roche, including the $20.0 million upfront license fee payment for the application of rHuPH20 to the initial three Roche exclusive targets, $20.75 million in connection with Roche's election of two additional exclusive targets and annual license maintenance fees for the right to designate the remaining targets as exclusive targets, $13.0 million in clinical development milestone payments and $8.0 million in regulatory milestone payments. Roche assumes all development, manufacturing, clinical, regulatory, sales and marketing costs under the Roche Collaboration, while we are responsible for the supply of rHuPH20 API. We are entitled to receive reimbursements for providing research and development services and rHuPH20 API to Roche at its request.
Under the terms of the Roche Collaboration, Roche will pay us a royalty on each product commercialized under the agreement consisting of a mid-single digit percent of the net sales of such product. Unless terminated earlier in accordance with its terms, the Roche Collaboration continues in effect until the expiration of Roche's obligation to pay royalties. Roche has the obligation to pay royalties with respect to each product in each country, during the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. Pursuant to the terms of the Roche Collaboration, we scaled up the production of rHuPH20 API and identified a second source manufacturer that would help meet anticipated production obligations arising from the Roche Collaboration.
Due to our continuing involvement obligations (for example, support activities associated with rHuPH20), revenues from the upfront payment, exclusive designation fees and annual license maintenance fees were deferred and are being recognized over the term of the Roche Collaboration. In addition, we received prepayments associated with the manufacture of rHuPH20 API as requested by Roche. The manufacturing prepayments have been deferred and are being recognized as revenues under collaborative agreements as services or products are delivered. For the three months ended June 30, 2013 and 2012, we recognized revenues from the upfront payment, exclusive designation fees, annual license maintenance fees and manufacturing prepayments under the Roche Collaboration totaling approximately $516,000 and $503,000, respectively. For the six months ended June 30, 2013 and 2012, we recognized revenues from the upfront payment, exclusive designation fees, annual license maintenance fees and manufacturing prepayments under the Roche Collaboration totaling approximately $3.3 million and $1.0 million, respectively. Deferred revenue relating to the upfront payment, exclusive designation fees, annual license maintenance fees and manufacturing prepayments under the Roche Collaboration was approximately $32.6 million and $35.9 million as of June 30, 2013 and December 31, 2012, respectively.
We determined that the clinical and regulatory milestones were substantive; therefore, we recognized the clinical and regulatory milestone payments as revenue upon achievement of such milestones. We recognized no revenues under collaborative agreements related to the achievement of certain regulatory and clinical milestones pursuant to the terms of the Roche Collaboration for the three and six months ended June 30, 2013. We recognized zero and $4.0 million as revenues under collaborative agreements related to the achievement of certain regulatory and clinical milestones pursuant to the terms of the Roche Collaboration for the three and six months ended June 30, 2012, respectively.
Gammagard Collaboration
In September 2007, we entered into a license and collaborative agreement with Baxter, under which Baxter obtained a worldwide, exclusive license to develop and commercialize a product consisting of rHuPH20 combined with a current Baxter product, GAMMAGARD LIQUID™ (the “Gammagard Collaboration”). As of June 30, 2013, we have received $13.0 million under the Gammagard Collaboration, including the $10.0 million upfront license fee payment and a $3.0 million regulatory milestone payment. Baxter will pay us a royalty on each product commercialized under the agreement consisting of a mid-single digit percent of the net sales of such product.
The Gammagard Collaboration is applicable to both kit and formulation combinations. Baxter assumes all development, manufacturing, clinical, regulatory, sales and marketing costs under the Gammagard Collaboration, while we are responsible for the supply of rHuPH20 API. We perform research and development activities and supply rHuPH20 API at the request of Baxter, which are reimbursed by Baxter under the terms of the Gammagard Collaboration. In addition, Baxter has certain product development and commercialization obligations in major markets identified in the Gammagard Collaboration.
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

Due to our continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), the $10.0 million upfront payment was deferred and is being recognized over the term of the Gammagard Collaboration. We recognized revenue from the upfront payment in the amount of approximately $121,000 for each of the three months ended June 30, 2013 and 2012. We recognized revenue from the upfront payment in the amount of approximately $241,000 for each of the six months ended June 30, 2013 and 2012. Deferred revenue relating to the upfront payment under the Gammagard Collaboration was approximately $6.9 million and $7.1 million as of June 30, 2013 and December 31, 2012, respectively. There were no revenues recognized related to the milestone payments under the Gammagard Collaboration for the three and six months ended June 30, 2013 and 2012.
In May 2013, the European Commission granted Baxter marketing authorization in all European Union (EU) Member States for the use of HyQvia (solution for subcutaneous use), a combination of GAMMAGARD LIQUID and rHuPH20 in dual vial units, as replacement therapy for adult patients with primary and secondary immunodeficiencies. Baxter has launched HyQvia into the first EU country in July 2013 and plans to introduce HyQvia in additional selected EU countries during 2013 and expand the launch to other EU markets in 2014. The first commercial sale of HyQvia triggered a $4.0 million payment to us. We have determined that this sales-based payment is similar to a royalty payment and is not considered a milestone payment under the Milestone Method of revenue recognition. Therefore, we will recognize this $4.0 million payment as revenues under collaboration agreements in the third quarter of 2013.
Other Collaborations
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining rHuPH20 enzyme with Pfizer proprietary biologics directed to up to six targets (the “Pfizer Collaboration”). Targets may be selected on an exclusive or non-exclusive basis. As of June 30, 2013, we have received a nonrefundable upfront payment of $9.5 million for the licenses to three specified exclusive targets and three additional targets which Pfizer has the right to elect in the future upon payment of additional fees. Unless terminated earlier in accordance with its terms, the Pfizer Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Pfizer Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. Pfizer may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 30 days prior written notice to us. Upon any such termination, the license granted to Pfizer (in total or with respect to the terminated target, as applicable) will terminate, provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully-paid-up.
In May 2011, we and ViroPharma entered into a collaboration and license agreement, under which ViroPharma obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development and commercialization of a subcutaneous injectable formulation of ViroPharma's commercialized product, Cinryze® (C1 esterase inhibitor [human]) (the “ViroPharma Collaboration”). In addition, the license provides ViroPharma with exclusivity to C1 esterase inhibitor and to the hereditary angioedema indication, along with three additional orphan indications. As of June 30, 2013, we have received $14.0 million from ViroPharma, including the $9.0 million nonrefundable upfront license fee payment and a $3.0 million clinical development milestone payment. We are entitled to receive a royalty on each product commercialized under the agreement consisting of ten percent of the net sales of such product. Unless terminated earlier in accordance with its terms, the ViroPharma Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the ViroPharma Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. ViroPharma may terminate the agreement prior to expiration for any reason on a product-by-product basis upon 90 days prior written notice to us. Upon any such termination, the license granted to ViroPharma (in total or with respect to the terminated product, as applicable) will terminate.
In June 2011, we and Intrexon entered into a collaboration and license agreement, under which Intrexon obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development and commercialization of a subcutaneous injectable formulation of Intrexon's recombinant human alpha 1-antitrypsin (rHuA1AT) (the “Intrexon Collaboration”). In addition, the license provides Intrexon with exclusivity for a defined indication (“Exclusive Field”). As of June 30, 2013, we have received $11.0 million from Intrexon, including a nonrefundable upfront license fee payment of $9.0 million. We are entitled to receive a royalty on each product commercialized under the agreement consisting of a percentage of the net sales of such product ranging from mid-single digits up to a low double-digit percentage. Unless terminated earlier in accordance with its terms, the Intrexon Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Intrexon Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. Intrexon may terminate the agreement prior to expiration for any reason on a product-by-product basis upon 90 days prior written notice to us. Upon any such termination, the license granted to Intrexon (in total or with respect to the terminated product, as applicable) will terminate. Intrexon's chief executive officer, chairman of its board of directors and major shareholder is also a member of our board of directors.
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
The amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (the noncontingent amount). As such, we excluded from the allocable arrangement consideration the milestone payments, annual exclusivity fees and royalties regardless of the probability of receipt. Based on the results of our analysis, we allocated the $9.5 million license fees from Pfizer, the $9.0 million upfront license fee from ViroPharma and the $9.0 million upfront license fee from Intrexon to the license fee deliverable under each of the arrangements. We determined that the upfront payments were earned upon the granting of the worldwide, exclusive right to our technology to the collaborators in these arrangements. As a result, we recognized the $9.5 million license fee under the Pfizer Collaboration, the $9.0 million upfront license fee under the ViroPharma Collaboration and the $9.0 million upfront license fee received under the Intrexon Collaboration as revenues under collaborative agreements in the period when such license fees were earned. There were no revenues recognized related to milestone payments under these collaborations for the three and six months ended June 30, 2013 and 2012.
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
5. Certain Balance Sheet Items
Accounts receivable, net consist of the following:

	June 30, 2013	December 31, 2012
Accounts receivable from collaborators	$8,892,443	$15,058,163
Accounts receivable from product sales	2,134,224	823,064
	11,026,667	15,881,227
Allowance for distribution fees and discounts	(194,839)	(178,140)
	$10,831,828	$15,703,087
Inventories consist of the following:

	June 30, 2013	December 31, 2012
Raw materials	$1,049,727	$1,127,061
Work-in-process	262,285	792,257
Finished goods	1,154,987	751,378
	$2,466,999	$2,670,696
Prepaid expenses and other assets, current consist of the following:

	June 30, 2013	December 31, 2012
Prepaid manufacturing expenses	$8,234,842	$8,152,602
Prepaid research and development expenses	2,945,954	2,274,551
Other prepaid expenses	1,378,590	2,250,791
Other assets	442,432	74,944
	13,001,818	12,752,888
Less long-term portion	1,889,985	—
	$11,111,833	$12,752,888

Property and equipment consist of the following:

	June 30, 2013	December 31, 2012
Research equipment	$6,613,409	$6,360,004
Computer and office equipment	1,628,890	1,432,975
Leasehold improvements	1,272,151	1,138,110
Building (1)	2,100,000	1,450,000
	11,614,450	10,381,089
Accumulated depreciation and amortization	(7,037,944)	(6,680,627)
	$4,576,506	$3,700,462
__________________

(1)	Represents capitalized building under a build-to-suit lease arrangement where we are considered the owner (for accounting purposes only) during the construction period.

Depreciation and amortization expense totaled approximately $297,000 and $272,000 for the three months ended June 30, 2013 and 2012, respectively, and approximately $592,000 and $510,000 for the six months ended June 30, 2013 and 2012, respectively.
Accrued expenses consist of the following:

	June 30, 2013	December 31, 2012
Accrued outsourced research and development expenses	$10,003,869	$2,223,242
Accrued compensation and payroll taxes	3,304,345	4,053,590
Other accrued expenses	1,981,217	1,506,615
	$15,289,431	$7,783,447
Deferred revenue consists of the following:

	June 30, 2013	December 31, 2012
Collaborative agreements	$39,493,708	$43,222,473
Product sales	607,969	623,510
Total deferred revenue	40,101,677	43,845,983
Less current portion	6,419,681	8,891,017
Deferred revenue, net of current portion	$33,681,996	$34,954,966
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
In connection with the term loan, the debt offering costs have been recorded as a debt discount on our condensed consolidated balance sheet which together with the final $2.55 million payment and fixed interest rate payments will be amortized to interest expense throughout the life of the term loan using the effective interest rate method. As of June 30, 2013, accrued interest expense associated with this final payment was approximately $679,000 and classified as other long-term liability on the condensed consolidated balance sheet.
The term loan is secured by substantially all of the assets of the Company and Halozyme, Inc., except that the collateral does not include any intellectual property (including licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The Loan Agreement contains customary representations, warranties and covenants by us, as well as customary events of default and our indemnification obligations. One of the events of default is a material adverse change which is defined as a material adverse change in our business, operations, or condition (financial or otherwise); a material impairment of the prospect of repayment of any portion of the loan; or a material impairment in the perfection or priority of lender's lien in the collateral or in the value of such collateral. As of June 30, 2013, we believe we were in compliance with all material covenants under the Loan Agreement and there was no material adverse change.
Interest expense, including amortization of the debt discount, related to the long-term debt for the three and six months ended June 30, 2013 was approximately $849,000 and $1.7 million, respectively.
7. Stockholders’ Equity
During the six months ended June 30, 2013 and 2012, we issued an aggregate of 15,130 and 419,222 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $4.40 and $4.54 per share, respectively, for net proceeds of approximately $67,000 and $1.9 million, respectively. In addition, for the six months ended June 30, 2013 and 2012, we issued 85,782 and 81,070 shares of common stock, respectively, upon vesting of certain RSUs. The RSU holders surrendered 58,061 and 46,930 RSUs, respectively, to pay for minimum withholding taxes totaling approximately $374,000 and $347,000, respectively. Stock options and unvested RSUs totaling approximately 9.2 million and 7.1 million shares of our common stock were outstanding as of June 30, 2013 and December 31, 2012, respectively. In addition, we issued 475,496 and 379,000 shares of common stock in connection with the grants of RSAs during the six months ended June 30, 2013 and 2012, respectively.
In May 2013, our stockholders approved an amendment to our Certificate of Incorporation to increase our authorized number of shares of common stock from 150 million shares to 200 million shares. The stockholders also approved the Amended and Restated 2011 Stock Plan which provides for the grant of up to an additional 6.5 million shares of common stock.
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
Except for the historical information contained herein, this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current forecast of certain aspects of our future. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development or regulatory approval of new products, enhancements of existing products or technologies, timing and success of the launch of new products by us or by our collaborators, third party performance under key collaboration agreements, revenue and expense levels and other statements regarding matters that are not historical are forward-looking statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements due to a number of factors including, but not limited to, those set forth below under the section entitled “Risks Factors” and elsewhere in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K.
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
The majority of the product candidates in our current pipeline are based on rHuPH20, a patented human recombinant hyaluronidase enzyme. rHuPH20 temporarily breaks down hyaluronic acid (HA) - a naturally occurring substance that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. We believe this temporary degradation creates an opportunistic window for the improved subcutaneous delivery of injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. The HA reconstitutes its normal density within several days and, therefore, we anticipate that any effect of rHuPH20 on the architecture of the subcutaneous space is temporary. rHuPH20 can thus be applied as a drug delivery platform to increase dispersion and absorption of other injected drugs and fluids that are injected under the skin or in the muscle thereby enhancing efficacy or convenience. For example, rHuPH20 can be used to convert drugs that must be delivered intravenously into subcutaneous injections or reducing the number of subcutaneous injections needed for effective therapy. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as Enhanze™ technology. rHuPH20 is also the active ingredient in our first commercially approved product, Hylenex® recombinant (hyaluronidase human injection).
Additionally, we are expanding our scientific work in the extracellular matrix by developing other enzymes and agents that target its unique aspects, giving rise to potentially new molecular entities that can be indicated in endocrinology, oncology and dermatology.
Our proprietary pipeline consists of multiple clinical stage products in diabetes, oncology and dermatology. We currently have collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Pfizer Inc. (Pfizer), Baxter Healthcare Corporation (Baxter), ViroPharma Incorporated (ViroPharma) and Intrexon Corporation (Intrexon), with one product approved for marketing in Europe, one product candidate which has been submitted for regulatory approval in the U.S., two product candidates which have been submitted for regulatory approval in Europe as well as several others at various stages of development.
Our operations to date have involved: (i) building infrastructure for and staffing our operations; (ii) acquiring, developing and securing proprietary protection for our technology; (iii) developing our proprietary product pipeline; (iv) entering into and supporting our collaborations with other companies to advance licensed product candidates; and (v) selling our own approved commercial product, Hylenex recombinant. Currently, we have received only limited revenue from the sales of Hylenex recombinant, in addition to other revenues from our collaborations.
Future revenues from the sales and/or royalties of our product candidates which have not been approved will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure regulatory approvals and commercialize the product candidates. We have incurred net operating losses each year since inception, with an accumulated deficit of approximately $340.8 million as of June 30, 2013.
Highlights of Halozyme's second quarter activities and recent events include:

•
In June 2013, Roche received a positive recommendation from the European Medicines Agency's Committee for Medicinal Products for Human Use (EMA CHMP) for the subcutaneous formulation of Herceptin® (trastuzumab) using rHuPH20 for the treatment of patients with HER2-positive breast cancer in Europe.

•
In May 2013, the European Commission granted Baxter marketing authorization in all European Union (EU) Member States for the use of HyQvia (solution for subcutaneous use) as replacement therapy for adult patients with primary and secondary immunodeficiencies. Baxter has launched HyQvia into the first EU country in July 2013 and plans to introduce HyQvia in additional selected EU countries in 2013 and expand the launch to other EU countries in 2014. The first commercial sale of HyQvia triggered a $4 million payment to us.

•
In June 2013, study investigators presented positive Phase 1b clinical trial results evaluating PEGPH20 as a first-line therapy for patients with stage IV metastatic pancreatic cancer at the American Society of Clinical Oncology (ASCO) 2013 Annual Meeting. Results showed a 42% partial response for those treated at therapeutic dose levels of PEGPH20 plus gemcitabine in the treatment arm. Based on these encouraging Phase 1b results, a Phase 2 multicenter, randomized clinical trial evaluating PEGPH20 for the treatment of stage IV pancreatic cancer began in April 2013. Approximately 124 patients are expected to participate in the study and receive gemcitabine and nab-paclitaxel either with or without PEGPH20. The primary endpoint is progression free survival over 12 months.

•
ViroPharma discontinued their Phase 2 study of subcutaneous Cinryze (C1 esterase inhibitor [human]) with rHuPH20 following discussions with the U.S. Food and Drug Administration (FDA) as a precaution related to the emergence of an unexpected incidence and titer of non-neutralizing anti-rHuPH20 antibodies in a number of patients with the formulation being used in this study. These antibodies have not been associated with any adverse clinical effects.

Product and Product Candidates
We have one marketed product and multiple product candidates targeting several indications in various stages of development. The following table summarizes our proprietary product and product candidates as well as one approved product and product candidates under development with our collaborators:

Product and Product Candidates	Therapeutic Area	Use/ Indication	Preclinical	Phase 1	Phase 2	Phase 3	Filed	Approved
PROPRIETARY PRODUCT CANDIDATES								
Hylenex recombinant (hyaluronidase human injection)	Various Endocrinology (e.g., insulin pump)	Peptide, small molecule, and fluid delivery						
Analog Insulin-PH20 (pen market)	Endocrinology	Diabetes						
PEGPH20	Oncology	Solid tumors						
HTI-501	Dermatology	Aesthetic medicine						
COLLABORATION PRODUCT CANDIDATES								
Roche (up to 8 potential targets)								
Herceptin® SC	Oncology	Breast cancer					EMA Filed	
MabThera® SC	Oncology	Non-Hodgkin's lymphoma					EMA Filed	
Actemra® SC	Anti-inflammatory	Rheumatoid arthritis						
Pfizer (up to 6 potential targets)	Primary & Specialty Care	3 specified 3 pending	Undisclosed					
Baxter								
HyQvia* (Gammagard with rHuPH20)	Immunology	Primary immunodeficiency						EMA Approved
ViroPharma								
Cinryze® with rHuPH20	Immunology	Hereditary angioedema						
Intrexon								
Alpha 1-antitrypsin with rHuPH20	Immunology	Hereditary emphysema						

* Filed a biologic license application in the U.S. in the second quarter of 2011 and received a complete response letter on August 1, 2012.

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
The primary goal of our more physiologic insulin program is to develop a best-in-class insulin product, with demonstrated clinical benefits for type 1 and 2 diabetes mellitus patients, in comparison to the current standard of care analog insulin products. With a more rapidly absorbed, faster acting insulin product, we seek to demonstrate one or more significant improvements relative to existing treatment, such as improved postprandial glycemic control, less hypoglycemia and less weight gain. A number of clinical trials investigating the various attributes of our insulin candidates have been completed.
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
We are conducting additional Phase 4 clinical studies to support the commercial launch of CSII product. In the first quarter of 2013, we initiated CONSISTENT 1, the largest study of those additional studies. CONSISTENT 1 is a multi-center, randomized,

Phase 4 trial that will evaluate Hylenex recombinant as an adjunct in the treatment of people with type 1 diabetes using insulin pumps. This study is designed to evaluate treatment differences in safety and key outcomes, with primary endpoints at four months looking at A1C, post-prandial glucose and hypoglycemic rates. This trial will include about 400 subjects.
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
In June 2013, we announced the results from a Phase 1b clinical study of PEGPH20 in combination with gemcitabine for the treatment of patients with stage IV metastatic pancreatic cancer. In this study, the overall response rate (complete response + partial response) by RECIST 1.1 criteria was 42 percent (95% CI 22 - 62) for those treated at therapeutic dose levels of PEGPH20 (1.6 and 3.0 µg/kg) as assessed by an independent radiology review (n=24). Additionally, in subjects with high levels of HA, a substance found in a protective matrix that surrounds many pancreatic cancers, the overall response rate was 64 percent (7 of 11 subjects with available biopsy). Moreover, 43 percent (6 of 14 subjects) saw a reduction of at least 70 percent in serum carbohydrate antigen 19-9 (CA 19-9), a biomarker which often correlates with tumor cell burden.
In the second quarter of 2013, we initiated a Phase 2 multicenter, randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV metastatic pancreatic cancer. Approximately 124 patients are expected to participate in the study and receive gemcitabine and nab-paclitaxel (ABRAXANE™) either with or without PEGPH20. The primary outcome will be to measure progression-free survival between patients administered PEGPH20 and those who are not.
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
In September 2011, we initiated a Phase 1/2 clinical trial for HTI-501 outside the U.S. in women with moderate to severe cellulite. The Phase 1 dose-escalation portion of the trial was completed in 2012 while the ongoing Phase 2 portion of the trial is designed to assess the pharmacologic activity of HTI-501 and extend the safety assessment to multiple injections in a treatment area.  Interim results from this trial were presented June 29, 2013 at the 9th Annual World Congress of Cosmetic Dermatology in Athens, Greece. The primary endpoint is physician assessment at Day 28, supported by secondary endpoints of subject self-evaluations and objective measurements of changes to the skin topography.
The interim results from 12 of the planned 34 evaluable patients from this Phase 1/2 trial indicates pharmacologic activity at the primary 28 day observation point, with 83 percent of subjects (10 of 12) showing improvement from the pretreatment assessment, with a median improvement of 53 percent (p=.006) by the primary physician assessment. In comparison, 75 percent of subjects (9 of 12) showed improvement with a median improvement of 22 percent (p=.009) for the vehicle injection control at the same observation point. The objective measure (skin topography) for the treated area showed modest improvement in 80 percent of evaluable subjects (8 of 10) treated with HTI-501 (p=.042), but was not significantly changed for the vehicle control (p=.84) or a post-hoc evaluation of non-injected areas. To query the robustness of any study conclusions, an independent blinded panel evaluation of images will be performed on the evaluable subjects at one and six months following treatment. The HTI-501 enzyme and its formulation have been well tolerated so far in this trial at all doses and formulations tested, with no serious or severe adverse events. The most common side effects have been mild to moderate transient injection site discomfort and mild to moderate injection site bruising, resolving within about two weeks without intervention.
Collaborations
Roche Collaboration
In December 2006, we and Roche entered into an agreement under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with up to thirteen Roche target compounds (the Roche Collaboration). Roche initially had the exclusive right to apply rHuPH20 to only three pre-defined Roche biologic targets with the option to exclusively develop and commercialize rHuPH20 with ten additional targets. As of June 30, 2013, Roche has elected a total of five exclusive targets and retains the option to develop and commercialize rHuPH20 with three additional targets through the payment of annual license maintenance fees. Refer to Note 4 for a further discussion of the material terms of the Roche Collaboration.
In March 2012 and December 2012, Roche submitted Line Extension Applications to the European Medicines Agency (EMA) for the subcutaneous formulation of Herceptin® (trastuzumab) (Herceptin SC) and MabThera® (rituximab) (MabThera SC), respectively, two of the five Roche exclusive targets, using rHuPH20. In June 2013, the EMA CHMP granted a positive opinion for approval to Roche for Herceptin SC for the treatment of patients with HER2-positive breast cancer in Europe.
In March 2012, Roche announced positive results from the Phase 3 clinical trial in women with early HER2-positive breast cancer who received a fixed dose of Herceptin SC. Herceptin is approved to treat HER2-positive breast cancer and currently is given intravenously. Breast cancer is the most common cancer among women worldwide. Each year, more than 1.4 million new cases of breast cancer are diagnosed worldwide, and nearly 450,000 people will die of the disease annually. In HER2-positive breast cancer, increased quantities of the HER2 protein are present on the surface of the tumor cells. This is known as 'HER2 positivity' and affects approximately 15-20% of people with breast cancer. The trial was designed to compare trastuzumab (active ingredient of Herceptin) concentration in the blood (pharmacokinetics), efficacy (pathologic complete response) and safety of Herceptin SC to that of Herceptin IV. The trial met its co-primary endpoints of showing that the subcutaneous formation produced comparable results to the IV formulation including trastuzumab concentration in the blood (serum concentrations) and efficacy. No new safety signals were observed and adverse events were overall consistent with Herceptin IV. Herceptin SC is administered in about 5 minutes whereas Herceptin IV requires about 30-90 minutes to infuse. Roche is also developing an auto-injector device that should further simplify the process and could enable patients to be dosed at home or in the doctor's office rather than at an infusion clinic or hospital. Herceptin SC is also a ready-to-use formulation, and thus may also significantly reduce pharmacy time as no medicine preparation time is required. This Phase 3 clinical trial was an open-label trial involving 595 women with HER2-positive early breast cancer.
In February 2011, Roche began a Phase 3 clinical trial for MabThera SC. MabThera IV is approved for the treatment of non-Hodgkin's lymphoma (NHL) and Chronic Lymphocytic Leukemia (CLL), types of cancer that affect lymphocytes (white blood cells). An estimated 66,000 new cases of NHL were diagnosed in the U.S. in 2009 with approximately 125,000 new cases reported worldwide. In December 2012, Roche presented positive data from the first stage of this two-stage study at the annual meeting of the American Society of Hematology. The study investigates pharmacokinetics, efficacy and safety of MabThera SC. The primary endpoint in the first stage of the study was met, showing the MabThera SC injection resulted in non-inferior MabThera concentrations in the blood compared with IV-infused MabThera (MabThera IV).
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
Baxter Gammagard Collaboration
GAMMAGARD LIQUID is a current Baxter product that is indicated for the treatment of primary immunodeficiency disorders associated with defects in the immune system. In September 2007, we and Baxter entered into an agreement under which Baxter obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with GAMMAGARD LIQUID (HyQvia) (the Gammagard Collaboration). Refer to Note 4 for a further discussion of the material terms of the Gammagard Collaboration.
Baxter filed a biologic license application (BLA) for HyQvia in the U.S. in the second quarter of 2011. On August 1, 2012, we announced that the FDA had issued a complete response letter (CRL) for Baxter's HyQvia BLA. The CRL requested additional preclinical data to support the BLA. The primary issues raised in the CRL focused on non-neutralizing antibodies generated against rHuPH20 and the possible effects of these antibodies on reproduction, development and fertility. Elevated anti-rHuPH20 antibody titers were detected in the registration trial, but have not been associated with any adverse events. Pending Baxter and us providing additional preclinical data sufficient to address the regulatory questions, the FDA has requested that patients should no longer be dosed with rHuPH20 in the Baxter HyQvia program. Baxter has submitted preclinical data to the FDA and is in active dialogue with the FDA regarding what data will be required for the HyQvia BLA.
In May 2013, the European Commission granted Baxter marketing authorization in all EU Member States for the use of HyQvia (solution for subcutaneous use) as replacement therapy for adult patients with primary and secondary immunodeficiencies. This therapy offers patients the option to administer their therapy at home, in a single subcutaneous site every three to four weeks. Baxter has launched HyQvia into the first EU country in July 2013 and plans to introduce HyQvia in additional selected EU countries in 2013 and expand the launch to other EU markets in 2014.
Pfizer Collaboration
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining rHuPH20 enzyme with Pfizer proprietary biologics directed to up to six targets (the Pfizer Collaboration). Targets may be selected on an exclusive or non-exclusive basis. As of June 30, 2013, Pfizer has elected three exclusive therapeutic targets in primary care and specialty care indications. Refer to Note 4 for a further discussion of the material terms of the Pfizer Collaboration.

ViroPharma Collaboration
In May 2011, we and ViroPharma entered into a collaboration and license agreement under which ViroPharma obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development and commercialization of a subcutaneous injectable formulation of ViroPharma's commercialized product, Cinryze (C1 esterase inhibitor [human]) (the ViroPharma Collaboration). In addition, the license provides ViroPharma with exclusivity to C1 esterase inhibitor and to hereditary angioedema, a rare, debilitating and potentially fatal genetic disease, along with three additional orphan indications. Refer to Note 4 for a further discussion of the material terms of the ViroPharma Collaboration.
In December 2012, ViroPharma initiated a Phase 2 double blind, multicenter, dose ranging study to evaluate the safety and efficacy of subcutaneous administration of Cinryze in combination with rHuPH20 in adolescents and adults with hereditary angioedema attacks. On August 1, 2013, ViroPharma announced that it was discontinuing the study following discussions with the Center for Biologics Evaluation and Research (CBER) division of the FDA as a precaution related to the emergence of an unexpected incidence and titer of non-neutralizing anti-rHuPH20 antibodies in a number of patients with the formulation being used in this study. These antibodies have not been associated with any adverse clinical effects.
Intrexon Collaboration
In June 2011, we and Intrexon entered into a collaboration and license agreement under which Intrexon obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development and commercialization of a subcutaneous injectable formulation of Intrexon's recombinant human alpha 1-antitrypsin (rHuA1AT) (the Intrexon Collaboration). In addition, the license provides Intrexon with exclusivity for a defined indication. Refer to Note 4 for a further discussion of the material terms of the Intrexon Collaboration.
Results of Operations
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Product Sales, Net – Product sales, net was $3.1 million for the three months ended June 30, 2013 compared to $0.5 million for the three months ended June 30, 2012. The increase was due to a $1.5 million increase in product sales of Hylenex recombinant and $1.1 million in product sales of rHuPH20 enzyme (active pharmaceutical or API) for HyQvia in the current period. Based on the reintroduction of Hylenex recombinant in December 2011 and the European approval of HyQvia in May 2013, we expect product sales to increase in 2013 as compared to 2012.

Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows:

	Three Months Ended
	June 30,
	2013	2012	Change
Annual exclusivity fees and amortization of deferred upfront payments and license fees:
Roche	$515,822	$503,154	$12,668
Baxter	120,663	120,663	—
ViroPharma	1,000,000	1,000,000	—
Intrexon	1,000,000	1,000,000	—
Other	—	214,286	(214,286)
	2,636,485	2,838,103	(201,618)
Reimbursements for research and development services and supply of rHuPH20 API:
Roche	8,026,271	815,389	7,210,882
Baxter	610,589	2,989,839	(2,379,250)
ViroPharma	71,835	588,902	(517,067)
Other	8,777	—	8,777
	8,717,472	4,394,130	4,323,342
Total revenues under collaborative agreements	$11,353,957	$7,232,233	$4,121,724
The increase in revenue from reimbursements for research and development services and supply of rHuPH20 API was primarily due to the increase in reimbursements for manufacturing services to support potential launches by Roche. The increase was offset partially by mainly a decrease in reimbursements for manufacturing services for Baxter. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount of future revenues related to reimbursable research and development services and supply of rHuPH20 API is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical, regulatory and sales-based milestones set forth in such agreements and our abilities to obtain new collaborative agreements. In the third quarter of 2013, we will recognize a $4 million payment to us from Baxter upon the achievement of Baxter's first commercial sale of HyQvia.
Cost of Product Sales – Cost of product sales were $1.3 million for the three months ended June 30, 2013 compared to $0.1 million for the three months ended June 30, 2012. The increase of $1.1 million in cost of product sales was mainly due to a $0.6 million write-off of certain work-in-process and finished goods inventory and a $0.5 million increase in cost of product sales related to the increased product sales of Hylenex recombinant. Based on the reintroduction of Hylenex recombinant in December 2011 and the European approval of HyQvia in May 2013, we expect cost of product sales to increase in 2013 as compared to 2012.

Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Since our inception in 1998 through June 30, 2013, we have incurred research and development expenses of $379.2 million. From January 1, 2009 through June 30, 2013, approximately 21% and 16% of our research and development expenses were associated with the development of our more physiologic insulin and PEGPH20 product candidates, respectively. Research and development expenses incurred were as follows:

	Three Months Ended
	June 30,
Programs	2013	2012	Change
Product Candidates:
More physiologic insulin program	$6,877,672	$1,412,222	$5,465,450
PEGPH20	4,792,351	3,062,425	1,729,926
Hylenex recombinant	3,400,591	3,366,278	34,313
HTI-501	775,536	480,601	294,935
Enhanze collaborations	10,357,126	4,688,983	5,668,143
rHuPH20 platform (1)	1,264,523	1,832,148	(567,625)
Other	522,956	1,239,072	(716,116)
Total research and development expenses	$27,990,755	$16,081,729	$11,909,026

(1)	Includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Research and development expenses increased in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily due to a $6.8 million increase in manufacturing activities to support potential launches of our collaboration product candidates by the collaborators and a $4.5 million increase in clinical trial activities primarily related to our more physiologic insulin and PEGPH20 programs. We expect research and development costs to increase this year as we continue with our clinical trial programs and continue to develop and manufacture our product candidates.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses were $7.3 million for the three months ended June 30, 2013 compared to $5.6 million for the three months ended June 30, 2012. The increase of $1.7 million, or 31%, was primarily due to increases in commercial activities. In connection with the reintroduction of Hylenex recombinant in December 2011, we expect SG&A expenses to increase in 2013 as compared to 2012 as we plan to increase sales and marketing activities.
Interest Expense – Interest expense included interest expense and amortization of the debt discount related to the long-term debt acquired in December 2012.
Results of Operations
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Product Sales, Net – Product sales, net was $4.6 million for the six months ended June 30, 2013 compared to $0.7 million for the six months ended June 30, 2012. The increase was primarily due to a $2.6 million increase in product sales of Hylenex recombinant and $1.1 million in product sales of rHuPH20 API for HyQvia in the current period. Based on the reintroduction of Hylenex recombinant in December 2011 and the European approval of HyQvia in May 2013, we expect product sales to increase in 2013 as compared to 2012.

Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows:

	Six Months Ended
	June 30,
	2013	2012	Change
Annual exclusivity fees and amortization of deferred upfront payments and license fees:
Roche	$1,031,644	$1,006,308	$25,336
Baxter	241,326	241,326	—
ViroPharma	1,000,000	1,000,000	—
Intrexon	1,000,000	1,000,000	—
Other	—	428,573	(428,573)
	3,272,970	3,676,207	(403,237)

Milestone payment from Roche	—	4,000,000	(4,000,000)

Reimbursements for research and development services and supply of rHuPH20 API:
Roche	15,371,798	1,193,359	14,178,439
Baxter	2,909,537	4,628,459	(1,718,922)
ViroPharma	115,821	894,527	(778,706)
Other	8,777	92,449	(83,672)
	18,405,933	6,808,794	11,597,139
Total revenues under collaborative agreements	$21,678,903	$14,485,001	$7,193,902
The increase in revenue from reimbursements for research and development services and supply of rHuPH20 API was primarily due to the increase in reimbursements for manufacturing services to support potential launches by Roche. The increase was partially offset by the decrease in reimbursements for manufacturing services for Baxter. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount of future revenues related to reimbursable research and development services and supply of rHuPH20 API is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical, regulatory and sales-based milestones set forth in such agreements and our abilities to obtain new collaborative agreements. In the third quarter of 2013, we will recognize a $4 million payment to us from Baxter upon the achievement of Baxter's first commercial sale of HyQvia.
Cost of Product Sales – Cost of product sales were $2.0 million for the six months ended June 30, 2013 compared to $0.2 million for the six months ended June 30, 2012. The increase of $1.8 million in cost of product sales was mainly due to the $1.1 million increase in cost of product sales related to the increased product sales of Hylenex recombinant and a $0.6 million write-off of certain work-in-process and finished goods inventory. Based on the reintroduction of Hylenex recombinant in December 2011 and the European approval of HyQvia in May 2013, we expect cost of product sales to increase in 2013 as compared to 2012.

Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows:

	Six Months Ended
	June 30,
Programs	2013	2012	Change
Product Candidates:
More physiologic insulin program	$10,796,122	$2,879,258	$7,916,864
PEGPH20	8,683,777	6,105,254	2,578,523
Hylenex recombinant	5,978,822	5,696,760	282,062
HTI-501	1,267,976	1,149,771	118,205
Enhanze collaborations	19,767,172	8,646,986	11,120,186
rHuPH20 platform (1)	2,564,913	4,788,742	(2,223,829)
Other	966,410	2,706,067	(1,739,657)
Total research and development expenses	$50,025,192	$31,972,838	$18,052,354

(1)	Includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Research and development expenses increased in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to a $10.5 million increase in manufacturing activities to support potential launches of our collaboration product candidates by the collaborators and a $6.3 million increase in clinical trial activities primarily related to our more physiologic insulin and PEGPH20 programs. We expect research and development costs to increase this year as we continue with our clinical trial programs and continue to develop and manufacture our product candidates.
Selling, General and Administrative – SG&A expenses were $14.9 million for the six months ended June 30, 2013 compared to $12.2 million for the six months ended June 30, 2012. The increase of $2.7 million, or 22%, was primarily due to an increase in commercial activities. In connection with the reintroduction of Hylenex recombinant in December 2011, we expect SG&A expenses to increase in 2013 as compared to 2012 as we plan to increase sales and marketing activities.
Interest Expense – Interest expense included interest expense and amortization of the debt discount related to the long-term debt acquired in December 2012.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of June 30, 2013, we had cash, cash equivalents and marketable securities of approximately $76.0 million. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements will depend on the success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and other commercialization activities.
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
Cash Flows
Net cash used in operations was $21.7 million during the six months ended June 30, 2013 compared to $33.1 million during the six months ended June 30, 2012. The $11.4 million decrease in utilization of cash in operations was mainly due to collection of accounts receivable and deferral of payment for incurred expenses.
Net cash used in investing activities was $49.6 million during the six months ended June 30, 2013 compared to net cash used in investing activities of $0.7 million during the six months ended June 30, 2012. This increase was due to the purchases of marketable securities of $48.9 million during the six months ended June 30, 2013.
Net cash used in financing activities was $0.3 million during the six months ended June 30, 2013 compared to net cash provided of $83.0 million during the six months ended June 30, 2012. Net cash provided by financing activities for the six months ended June 30, 2012 consisted of $81.5 million in net proceeds from the sale of our common stock in February 2012 and $1.9 million in net proceeds from stock option exercises.
Off-Balance Sheet Arrangements
As of June 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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

Revenue Recognition
We generate revenues from product sales and collaborative agreements. Payments received under collaborative agreements may include nonrefundable fees at the inception of the agreements, license fees, milestone payments for specific achievements designated in the collaborative agreements, reimbursements of research and development services and supply of rHuPH20 API, and/or royalties on sales of products resulting from collaborative arrangements.
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
Research and Development Expenses
Research and development expenses include salaries and benefits, research-related manufacturing services, clinical trial expenses, contract services, facilities and other overhead expenses and other outside expenses. Research and development expenses are charged to operations as they are incurred when these expenditures relate to our research and development efforts and have no alternative future uses. Costs related to purchases of the API and the manufacturing of a collaboration product incurred after receiving approval from the FDA or comparable regulatory agencies in foreign countries for such product are capitalized as inventory. The direct manufacturing costs of rHuPH20 API for HyQvia incurred after the receipt of the European marketing approval of HyQvia will be capitalized as inventory. Refer to Note 2 for a further discussion of research and development expenses.
Due to the uncertainty in obtaining the FDA and other regulatory approvals, our reliance on third parties and competitive pressures, we are unable to estimate with any certainty the additional costs we will incur in the continued development of our proprietary product candidates for commercialization. However, we expect our research and development expenses to increase this year as we continue with our clinical trial programs and continue to develop and manufacture our product candidates.
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
Relative to expenses incurred in our operations, we have generated only minimal revenues from product sales, licensing fees, milestone payments, rHuPH20 API supply payments and research reimbursements to date and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, licensing fees, research reimbursements, rHuPH20 API supply payments and/or milestone payments, we expect to incur significant operating losses over the next few years. We have never been profitable, and we may never become profitable. Through June 30, 2013, we have incurred aggregate net losses of approximately $340.8 million.
If our product candidates do not receive and maintain regulatory approvals, or if approvals are not obtained in a timely manner, such failure or delay would substantially impair our ability to generate revenues.
Approval from the FDA is necessary to manufacture and market pharmaceutical products in the United States, and the other countries in which we anticipate doing business have similar requirements. The process for obtaining FDA and other regulatory approvals is extensive, time-consuming, risky and costly, and there is no guarantee that the FDA or other regulatory bodies will approve any applications that may be filed with respect to any of our product candidates, or that the timing of any such approval will be appropriate for the desired product launch schedule for a product candidate. We, and our collaborators, attempt to provide guidance as to the timing for the filing and acceptance of such regulatory approvals, but such filings and approvals may not occur when we or our collaborators expect or at all. The FDA or other foreign regulatory agency may refuse or delay approval of our product candidates for failure to collect sufficient clinical or animal safety data and require us or our collaborators to conduct additional clinical or animal safety studies which may cause lengthy delays and increased costs to our programs. For example, we announced on August 1, 2012 that the FDA had issued a CRL for Baxter's HyQvia BLA. The CRL requested additional preclinical data to support the BLA. The primary issues raised in the letter focused on non-neutralizing antibodies generated against rHuPH20 and the possible effects of these antibodies on reproduction, development and fertility. Elevated anti-rHuPH20 antibody titers were detected in the registration trial, but have not been associated with any adverse events. Pending Baxter and us providing additional preclinical data sufficient to address the regulatory questions, the FDA has requested that patients should no longer be dosed with rHuPH20 in the Baxter clinical studies.
There can be no assurance that Baxter and we will be able to resolve the issues raised by the FDA in a timely manner which could result in a delay or failure to gain regulatory approval for the HyQvia product candidate. In addition, ViroPharma discontinued their Phase 2 study of subcutaneous Cinryze with rHuPH20 following discussions with the FDA as a precaution related to the emergence of an unexpected incidence and titer of non-neutralizing anti-rHuPH20 antibodies in a number of patients with the formulation being used in this study. These antibodies have not been associated with any adverse clinical effects. Although we do not believe at this time that the issues raised by the FDA with respect to the HyQvia BLA and the ViroPharma Phase 2 trial will have a significant impact on our proprietary and other collaboration product candidates, there can be no assurance that these concerns will not also be raised by the FDA or other health authorities in the future.

The HyQvia product developed under the Gammagard Collaboration with Baxter has been approved for marketing in Europe for the use of HyQvia (solution for subcutaneous use) as replacement therapy for adult patients with primary and secondary immunodeficiencies, and there are two collaboration product candidates currently in the regulatory approval process. We have no proprietary product candidates currently in the regulatory approval process. We and our collaborators may not be successful in obtaining such approvals for any potential products in a timely manner, or at all. Refer to the risk factor titled “Our proprietary and collaboration product candidates may not receive regulatory approvals for a variety of reasons, including unsuccessful clinical trials” for additional information relating to the approval of product candidates.
Additionally, in order to continue to manufacture and market pharmaceutical products, we must maintain our regulatory approvals. If we or any of our collaborators are unsuccessful in maintaining our regulatory approvals, our ability to generate revenues would be adversely affected.
Use of our product candidates or those of our collaborators could be associated with side effects or adverse events.
As with most pharmaceutical products, use of our product candidates or those of our collaborators could be associated with side effects or adverse events which can vary in severity (from minor reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of our product candidates or those of our collaborators may be observed at anytime, including in clinical trials or when a product is commercialized, and any such side effects or adverse events may negatively affect our or our collaborators' ability to obtain regulatory approval or market our product candidates. Side effects such as toxicity or other safety issues associated with the use of our product candidates or those of our collaborators could require us or our collaborators to perform additional studies or halt development or sale of these product candidates or expose us to product liability lawsuits which will harm our business. We or our collaborators may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical product candidates which we have not planned or anticipated. Furthermore, there can be no assurance that we or our collaborators will resolve any issues related to any product related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition.
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
Most of our current proprietary and collaboration products and product candidates rely on the rHuPH20 enzyme, and any adverse development regarding rHuPH20 could substantially impact multiple areas of our business, including current and potential collaborations, as well as proprietary programs.
rHuPH20 is a key technological component of Enhanze technology and our most advanced proprietary and collaboration products and product candidates, including the product candidates under our Roche, Pfizer, Baxter, ViroPharma and Intrexon collaborations, our more physiologic insulin program, our PEGPH20 program and Hylenex recombinant. An adverse development for rHuPH20 (e.g., an adverse regulatory determination relating to rHuPH20, if we are unable to obtain sufficient quantities of rHuPH20, if we are unable to obtain or maintain material proprietary rights to rHuPH20 or if we discover negative characteristics of rHuPH20) would substantially impact multiple areas of our business, including current and potential collaborations, as well as proprietary programs. For example, elevated anti-rHuPH20 antibody titers have been detected in the registration trial for Baxter's HyQvia product candidate as well as in ViroPharma's Phase 2 clinical trial with subcutaneous Cinryze with rHuPH20, but have not been associated, in either case, with any adverse events. Baxter has submitted interim preclinical data to the FDA regarding the antibodies related to the CRL Letter received for the HyQvia BLA, and is in active dialogue with the FDA regarding what data will be required for the HyQvia BLA. ViroPharma has chosen to discontinue the Phase 2 clinical trial with subcutaneous Cinryze with rHuPH20 due to the unexpected incidence and titer of antibodies in a number of patients with the formulation being used in this study. We monitor for antibodies to rHuPH20 in our collaboration and proprietary programs, and although we do not believe at this time that the incidence of non-neutralizing anti-rHuPH20 antibodies in either the HyQvia program or the ViroPharma program will have a significant impact on our other proprietary and other collaboration product candidates, there can be no assurance that there will not be other such occurrences in our other programs or that concerns regarding these antibodies will not also be raised by the FDA or other health authorities in the future, which could result in delays or discontinuations of our development or commercialization activities or deter entry into additional collaborations with third parties.

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
We rely on third parties to store and ship API on our behalf and to also prepare, fill, finish and package our products and product candidates prior to their distribution. If we are unable to locate third parties to perform these functions on terms that are acceptable to us, or if the third parties we identify fail to perform their obligations, the progress of clinical trials could be delayed or even suspended and the commercialization of approved product candidates could be delayed or prevented. For example, Hylenex recombinant was voluntarily recalled in May 2010 because a portion of the Hylenex recombinant manufactured by Baxter was not in compliance with the requirements of the underlying Hylenex recombinant agreements. During the second quarter of 2011, we submitted the data that the FDA had requested to support the reintroduction of Hylenex recombinant. The FDA approved the submitted data and granted the reintroduction of Hylenex recombinant, and we reintroduced Hylenex recombinant to the market in December 2011. In June 2011, we entered into a commercial manufacturing and supply agreement with Baxter, under which Baxter will fill, finish and package Hylenex recombinant for us. Under our commercial manufacturing and supply agreement with Baxter, Baxter has agreed to fill and finish Hylenex recombinant for us for a limited period of time. The initial term of the commercial manufacturing and supply agreement with Baxter expires on December 31, 2013. However, upon regulatory approval of a second filling line, the initial term will automatically be extended to December 31, 2015, subject to further extensions in accordance with the terms and conditions of the agreement. In June 2011, we entered into a services agreement with a third party manufacturer for the technology transfer and manufacture of Hylenex recombinant. If we are unable to receive regulatory approval for the third party manufacturer prior to the expiration of the commercial manufacturing and supply agreement with Baxter or if the new manufacturer encounters difficulties in the manufacture, fill, finish or packaging of Hylenex recombinant, our business and financial condition could be adversely effected.
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
From time to time, we or our collaborators may publicly articulate the estimated timing for the accomplishment of certain scientific, clinical, regulatory and other product development goals. The accomplishment of any goal is typically based on numerous assumptions, and the achievement of a particular goal may be delayed for any number of reasons both within and outside of our control. If scientific, regulatory, strategic or other factors cause us to not meet a goal, regardless of whether that goal has been publicly articulated or not, our stock price may decline rapidly. For example, the announcement of the CRL received for HyQvia caused a rapid decline in our stock price. Stock price declines may also trigger direct or derivative shareholder lawsuits. As with any litigation proceeding, the eventual outcome of any legal action is difficult to predict. If any such lawsuits occur, we will incur expenses in connection with the defense of these lawsuits, and we may have to pay substantial damages or settlement costs in connection with any resolution thereof. Although we have insurance coverage against which we may claim recovery against some of these expenses and costs, the amount of coverage may not be adequate to cover the full amount or certain expenses and costs may be outside the scope of the policies we maintain. In the event of an adverse outcome or outcomes, our business could be materially harmed from depletion of cash resources, negative impact on our reputation, or restrictions or changes to our governance or other processes that may result from any final disposition of the lawsuit. Moreover, responding to and defending pending litigation significantly diverts management's attention from our operations.
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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low sales prices of our common stock during the twelve months ended June 30, 2013 were $9.92 and $3.86, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this quarterly report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

•	the presence of competitive products to those being developed by us;

•	failure (actual or perceived) of our collaborators to devote attention or resources to the development or commercialization of product candidates licensed to such collaborator;

•	a dispute regarding our failure, or the failure of one of our third party collaborators, to comply with the terms of a collaboration agreement;

•	the termination, for any reason, of any of our collaboration agreements;

•	the sale of common stock by any significant stockholder, including, but not limited to, direct or indirect sales by members of management or our Board of Directors;

•	the resignation, or other departure, of members of management or our Board of Directors;

•	general negative conditions in the healthcare industry;

•	general negative conditions in the financial markets;

•	the failure, for any reason, to obtain regulatory approval for any of our proprietary or collaboration product candidates;

•	the failure, for any reason, to secure or defend our intellectual property position;

•	for those products that are not yet approved for commercial sale, the failure or delay of applicable regulatory bodies to approve such products;

•	identification of safety or tolerability issues;

•	failure of clinical trials to meet efficacy endpoints;

•	suspensions or delays in the conduct of clinical trials or securing of regulatory approvals;

•	our failure, or the failure of our third party collaborators, to successfully commercialize products approved by applicable regulatory bodies such as the FDA;

•	our failure, or the failure of our third party collaborators, to generate product revenues anticipated by investors;

•	problems with an API contract manufacturer or a fill and finish manufacturer for any product or product candidate;

•	the sale of additional debt and/or equity securities by us;

•	our failure to obtain financing on acceptable terms; or

•	a restructuring of our operations.
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
Patent protection for protein-based therapeutic products is highly uncertain and involves complex legal and factual questions. In recent years, there have been significant changes in patent law, including the legal standards that govern the scope of protein and biotechnology patents. Standards for patentability of full-length and partial genes, and their corresponding proteins, are changing. Recent court decisions have made it more difficult to obtain patents, by making it more difficult to satisfy the patentable subject matter requirement and the requirement of non-obviousness, have decreased the availability of injunctions against infringers, and have increased the likelihood of challenging the validity of a patent through a declaratory judgment action. Taken together, these decisions could make it more difficult and costly for us to obtain, license and enforce our patents. In addition, the Leahy-Smith America Invents Act (HR 1249) was signed into law in September 2011, which among other changes to the U.S. patent laws, changes patent priority from "first to invent" to "first to file," implements a post-grant opposition system for patents and provides for a prior user defense to infringement. These judicial and legislative changes have introduced significant uncertainty in the patent law landscape and may potentially negatively impact our ability to procure, maintain and enforce patents to provide exclusivity for our products.
There also have been, and continue to be, policy discussions concerning the scope of patent protection awarded to biotechnology inventions. Social and political opposition to biotechnology patents may lead to narrower patent protection within the biotechnology industry. Social and political opposition to patents on genes and proteins and recent court decisions concerning patentability of isolated genes may lead to narrower patent protection, or narrower claim interpretation, for isolated genes, their corresponding proteins and inventions related to their use, formulation and manufacture. Patent protection relating to biotechnology products is also subject to a great deal of uncertainty outside the United States, and patent laws are evolving and undergoing revision in many countries. Changes in, or different interpretations of, patent laws worldwide may result in our inability to obtain or enforce patents, and may allow others to use our discoveries to develop and commercialize competitive products, which would impair our business.
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
Our proprietary and collaboration products have numerous competitors in the United States and abroad including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that have developed competing products. The competitors for Hylenex recombinant include, but are not limited to, Bausch & Lomb Inc. and Amphastar Pharmaceuticals, Inc. For our more physiologic insulin product candidates, such competitors may include Biodel Inc., Eli Lily, Sanofi Aventis, Novo Nordisk Inc. and Mannkind Corporation. These competitors may develop technologies and products that are more effective, safer, or less costly than our current or future proprietary and collaboration product candidates or that could render our technologies and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risks during the quarter ended June 30, 2013.
As of June 30, 2013, our cash equivalents and marketable securities consisted of investments in money market funds, corporate debt obligations, commercial paper and certificates of deposit. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. As of June 30, 2013, based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have provided updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The “Risk Factors” section provides updated information in certain areas, particularly with respect to the risks and uncertainties regarding the use, regulatory approval and commercialization of our product candidates. Except for the addition of the risk factor entitled "Use of our product candidates or those of our collaborators could be associated with side effects or adverse events", we do not believe the updates have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, dated November 14, 2007, by and between the Registrant and the Registrant’s predecessor Nevada corporation (1)

3.1	Composite Certificate of Incorporation

3.2	Certificate of Designation, Preferences and Rights of the terms of the Series A Preferred Stock (1)

3.3	Bylaws, as amended (2)

10.1	Halozyme Therapeutics, Inc. Amended and Restated 2011 Stock Plan (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Instance Document

101.SCH*	Taxonomy Extension Schema Document

101CAL*	Taxonomy Extension Calculation Linkbase Document

101.DEF*	Taxonomy Extension Definition Linkbase Document

101.LAB*	Taxonomy Extension Label Linkbase Document

101.PRE*	Taxonomy Extension Presentation Linkbase Document

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

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed November 20, 2007 (File No. 001-32335).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 12, 2011 (File No. 001-32335).

(3)	Incorporated by reference to Appendix I to the Registrant's Proxy Statement on Schedule 14A, filed April 11, 2013 (File No. 001-32335).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	August 7, 2013	/s/ Gregory I. Frost, Ph.D.
Gregory I. Frost, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 7, 2013	/s/ David A. Ramsay
David A. Ramsay Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)