Form 10-Q
period 2013-09-30
HALOZYME THERAPEUTICS INC
filed 2013-11-08
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 114,028,596 as of November 4, 2013.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,492,131	$99,501,264
Marketable securities, available-for-sale	47,818,851	—
Accounts receivable, net	24,521,742	15,703,087
Inventories	3,846,290	2,670,696
Prepaid expenses and other assets	9,139,014	12,752,888
Total current assets	102,818,028	130,627,935
Property and equipment, net	4,935,928	3,700,462
Prepaid expenses and other assets	1,891,170	—
Restricted cash	500,000	400,000
Total Assets	$110,145,126	$134,728,397
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$5,591,763	$2,271,689
Accrued expenses	20,624,501	7,783,447
Deferred revenue, current portion	7,437,433	8,891,017
Current portion of long-term debt, net	5,970,119	—
Total current liabilities	39,623,816	18,946,153
Deferred revenue, net of current portion	45,940,511	34,954,966
Long-term debt, net	23,781,955	29,661,680
Lease financing obligation	2,550,000	1,450,000
Deferred rent, net of current portion	813,689	861,879
Other long-term liability	921,460	—
Commitments and contingencies (Note 8)
Stockholders’ (deficit) equity:
Preferred stock - $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 200,000,000 shares authorized; 113,986,739 shares issued and outstanding at September 30, 2013 and 150,000,000 shares authorized; 112,709,174 shares issued and outstanding at December 31, 2012	113,987	112,709
Additional paid-in capital	356,449,825	347,314,658
Accumulated other comprehensive income	15,779	—
Accumulated deficit	(360,065,896)	(298,573,648)
Total stockholders’ (deficit) equity	(3,486,305)	48,853,719
Total Liabilities and Stockholders’ (Deficit) Equity	$110,145,126	$134,728,397
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Product sales, net	$10,024,902	$715,354	$14,633,349	$1,427,707
Revenues under collaborative agreements	5,988,262	4,618,969	27,667,165	19,103,970
Total revenues	16,013,164	5,334,323	42,300,514	20,531,677
Operating expenses:
Cost of product sales	682,713	226,635	2,705,633	440,516
Research and development	25,689,189	19,503,491	75,714,381	51,476,329
Selling, general and administrative	8,135,118	5,634,034	22,990,777	17,833,165
Total operating expenses	34,507,020	25,364,160	101,410,791	69,750,010
Operating loss	(18,493,856)	(20,029,837)	(59,110,277)	(49,218,333)
Other income (expense):
Investment and other income	51,424	23,991	164,544	72,187
Interest expense	(849,936)	—	(2,546,515)	—
Net loss	$(19,292,368)	$(20,005,846)	$(61,492,248)	$(49,146,146)

Basic and diluted net loss per share	$(0.17)	$(0.18)	$(0.55)	$(0.44)

Shares used in computing basic and diluted net loss per share	112,765,155	112,305,002	112,554,447	110,658,757
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(19,292,368)	$(20,005,846)	$(61,492,248)	$(49,146,146)
Other comprehensive income (loss):
Unrealized gain on marketable securities	55,088	—	15,779	—
Comprehensive loss	$(19,237,280)	$(20,005,846)	$(61,476,469)	$(49,146,146)
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,

	2013	2012
Operating activities:
Net loss	$(61,492,248)	$(49,146,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	7,139,998	6,362,372
Depreciation and amortization	893,477	796,163
Non-cash interest expense	1,036,502	—
Amortization of premiums on investments, net of accretion of discounts	816,196	—
Gain on disposals of equipment	—	(6,610)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,818,655)	(2,201,808)
Inventories	(1,175,594)	(1,618,800)
Prepaid expenses and other assets	2,017,859	(3,021,100)
Restricted cash	(100,000)	—
Accounts payable and accrued expenses	16,070,721	(2,106,754)
Deferred rent	(39,742)	62,385
Deferred revenue	9,531,961	3,469,392
Net cash used in operating activities	(34,119,525)	(47,410,906)
Investing activities:
Purchases of marketable securities	(48,946,616)	—
Purchases of property and equipment	(939,439)	(873,165)
Net cash used in investing activities	(49,886,055)	(873,165)
Financing activities:
Proceeds from issuance of common stock, net	—	81,476,845
Proceeds from issuance of common stock under equity incentive plans, net	1,996,447	1,596,590
Net cash provided by financing activities	1,996,447	83,073,435
Net (decrease) increase in cash and cash equivalents	(82,009,133)	34,789,364
Cash and cash equivalents at beginning of period	99,501,264	52,825,527
Cash and cash equivalents at end of period	$17,492,131	$87,614,891

Supplemental disclosure of cash flow information:
Interest and fees paid	$1,529,438	$—
Supplemental disclosure of non-cash investing and financing activities:
Capitalized property and liability associated with a build-to-suit lease arrangement	$1,100,000	$—
Property and equipment purchases in accounts payable and accrued expenses	$89,504	$508,990
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
The majority of the product candidates in our current pipeline are based on rHuPH20, a patented human recombinant hyaluronidase enzyme. rHuPH20 temporarily breaks down hyaluronic acid - a naturally occurring substance that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. We have one proprietary commercial product, Hylenex® recombinant. Our proprietary pipeline consists of multiple clinical stage products in diabetes, oncology and dermatology. We currently have collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Pfizer Inc. (“Pfizer”), Baxter Healthcare Corporation (“Baxter”), ViroPharma Incorporated (“ViroPharma”), and Intrexon Corporation (“Intrexon”), with two approved products in Europe, one product candidate which has been submitted for regulatory approval in the U.S. and one product candidate which has been submitted for regulatory approval in Europe as well as several others at various stages of development.
We were founded in 1998 and reincorporated from the State of Nevada to the State of Delaware in November 2007. Except where specifically noted or the context otherwise requires, references to “Halozyme,” “the Company,” “we,” “our,” and “us” in these Notes to Condensed Consolidated Financial Statements refer to Halozyme Therapeutics, Inc. and our wholly-owned subsidiary, Halozyme, Inc.
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
Adoption of Recent Accounting Pronouncement
Effective January 1, 2013, we adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The provisions of ASU No. 2013-02 require companies to present reclassifications out of accumulated other comprehensive income and other amounts of other comprehensive income separately by each component of other comprehensive income on the face of the financial statements or in the notes. This update is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU No. 2013-02 did not have a material impact on our consolidated financial position or results of operations as the requirements are disclosure only in nature. ASU No. 2013-02 did not impact our disclosures as there were no reclassifications in any periods reported.
Pending Adoption of Recent Accounting Pronouncement
In July 2013, FASB issued ASU No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The provisions of ASU No. 2013-11 require entities to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exists at the reporting date and presumes disallowance of the tax position at the reporting date. The guidance will eliminate the diversity in practice in the presentation of unrecognized tax benefits but will not alter the way in which entities assess deferred tax assets for realizability. The amendments are effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. The amendments should be applied prospectively to unrecognized tax benefits that exist at the effective date. Early adoption is permitted. The adoption of ASU No. 2013-11 will not have a material impact on our consolidated financial position or results of operations.
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within ninety days or less from date of purchase. Our cash equivalents consist of money market funds.
Marketable securities are investments with original maturities of more than ninety days from the date of purchase that are specifically identified to fund current operations. Marketable securities are considered available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date which reflects management's intention to use the proceeds from the sale of these investments to fund our operations, as necessary. Such available-for-sale investments are carried at fair value with unrealized gains and losses recorded in other comprehensive loss and included as a separate component of stockholders' (deficit) equity. The cost of marketable securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in investment income. We use the specific method for calculating realized gains and losses on marketable securities sold. Realized gains and losses and declines in value judged to be other than temporary on marketable securities, if any, are included in investment income in the consolidated statement of operations. There were no realized gains or losses during the reporting periods.

Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the term of such leases. At September 30, 2013 and December 31, 2012, restricted cash of $500,000 and $400,000, respectively, was pledged as collateral for the letters of credit. To conform to the current period presentation, we have reclassified $400,000 from cash and cash equivalents to restricted cash in the consolidated balance sheet at December 31, 2012.
Fair Value of Financial Instruments
The authoritative guidance for fair value measurements establishes a three tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
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
The following table summarizes, by major security type, our cash equivalents and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	September 30, 2013			December 31, 2012
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$11,853,450	$—	$11,853,450	$98,024,269	$—	$98,024,269

Available-for-sale marketable securities:
Corporate debt securities	—	38,826,192	38,826,192	—	—	—
Commercial paper	—	5,992,659	5,992,659	—	—	—
Certificate of deposit	—	3,000,000	3,000,000	—	—	—
	$11,853,450	$47,818,851	$59,672,301	$98,024,269	$—	$98,024,269

There were no transfers between Level 1 and Level 2 of the fair value hierarchy in the nine months ended September 30, 2013 and 2012. We have no instruments that are classified within Level 3 as of September 30, 2013 and December 31, 2012.
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
We expense costs relating to the purchase and production of pre-approval inventories for which the sole use is pre-approval products as research and development expense in the period incurred until such time as we believe future commercialization is probable and future economic benefit is expected to be realized. Inventories used in clinical trials are expensed at the time the inventories are packaged for the clinical trials. Prior to receiving approval from the U.S. Food and Drug Administration ("FDA") or comparable regulatory agencies in foreign countries, costs related to purchases of bulk rHuPH20 enzyme ("active pharmaceutical ingredient" or "API") and raw materials and the manufacturing of the product candidates are recorded as research and development expense. All direct manufacturing costs incurred after approval are capitalized as inventory.
As of September 30, 2013 and December 31, 2012, inventories consisted of $2.5 million and $2.7 million of Hylenex recombinant inventory, respectively, and $1.3 million and zero of API used in the manufacture of Herceptin SC, respectively. Roche received European marketing approval for its collaboration product, Herceptin® SC, in August 2013 and Baxter for its collaboration product, HyQvia, in May 2013. As such, direct manufacturing costs of API for Herceptin SC and HyQvia incurred after the receipt of the European marketing approvals are being capitalized as inventory.
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
Other Discounts and Fees.    We provide discounts to end-user members of certain group purchasing organizations (“GPO”) under collective purchasing contracts between us and the GPOs. We also provide discounts to certain hospitals, who are members of the GPOs, with which we do not have contracts. The end-user members purchase products from the wholesale distributors at a contracted discounted price, and the wholesale distributors then charge back to us the difference between the current retail price and the price the end-users paid for the product. Given our lack of historical sales data, we recognize these chargebacks in the same period the related product sales revenue is recognized and reduce our accounts receivable accordingly. We incur GPO fees for these transactions which are also recorded in the same period the related product sales revenue is recognized and are included in accrued expenses.
Product Returns.    The product returns reserve is based on management’s best estimate of the product sales recognized as revenue during the period that are anticipated to be returned. The product returns reserve is recorded as a reduction of product sales revenue in the same period the related product sales revenue is recognized and is included in accrued expenses.
rHuPH20 API
Subsequent to receiving approval from the FDA or comparable regulatory agencies in foreign countries, sales of API for collaboration commercial products are recognized as product sales when the API has met all the specifications required for the customer's acceptance and title and risk of loss have transferred to the customer. Following the receipts of European marketing approvals of Roche's Herceptin SC product in August 2013 and Baxter's HyQvia product in May 2013, revenue from the sales of API for these collaboration products will be recognized as product sales. For the three and nine months ended September 30, 2013, we recognized product sales of API in the amounts of $7.9 million for Herceptin SC and zero and $1.1 million, respectively, for HyQvia.

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

The terms of our collaborative agreements provide for milestone payments upon achievement of certain development and regulatory events and/or specified sales volumes of commercialized products by the collaborator. We account for milestone payments in accordance with the provisions of ASU No. 2010-17, Revenue Recognition - Milestone Method. We recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following criteria:

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
Royalty revenue from sales of collaboration products by our collaborators will be recognized when received, which is generally in the quarter following the quarter in which the corresponding sales occur.
The collaborative agreements typically provide the collaborators the right to terminate such agreement in whole or on a product-by-product or target-by-target basis at any time upon 30 to 90 days prior written notice to us. There are no performance, cancellation, termination or refund provisions in any of our collaborative agreements that contain material financial consequences to us.
Cost of Product Sales
Cost of product sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of Hylenex recombinant. Cost of product sales also consists of the write-down of excess, dated and obsolete inventories and the write-off of any inventories that do not meet certain product specifications. Prior to European marketing approvals of Herceptin SC and HyQvia, all costs related to the manufacturing of API for these products were charged to research and development expenses in the periods such costs were incurred. Therefore, there was minimal cost recognized for the product sales of API for these collaboration products in the three and nine months ended September 30, 2013. Of the Herceptin SC API on hand as of September 30, 2013, $2.6 million in manufacturing costs have been previously recorded as research and development expenses.

Research and Development Expenses
Research and development expenses include salaries and benefits, facilities and other overhead expenses, external clinical trial expenses, research related manufacturing services, contract services and other outside expenses. Research and development expenses are charged to operations as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. Costs related to purchases of API and the manufacturing of a collaboration product incurred after receiving approval from the FDA or comparable regulatory agencies in foreign countries for such product are capitalized as inventory. The manufacturing costs of API for Herceptin SC and HyQvia incurred after the receipt of the European marketing approvals are capitalized as inventory.
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

Share-Based Compensation
Total share-based compensation expense related to all of our share-based awards was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research and development	$1,089,249	$913,946	$3,351,629	$3,279,940
Selling, general and administrative	1,214,413	1,008,447	3,788,369	3,082,432
Share-based compensation expense	$2,303,662	$1,922,393	$7,139,998	$6,362,372
Net share-based compensation expense, per basic and diluted share	$0.02	$0.02	$0.06	$0.06
Share-based compensation expense from:
Stock options	$1,284,364	$1,164,973	$4,068,793	$3,491,220
Restricted stock awards and restricted stock units	1,019,298	757,420	3,071,205	2,871,152
	$2,303,662	$1,922,393	$7,139,998	$6,362,372
Since we have a net operating loss carryforward as of September 30, 2013, no excess tax benefits for the tax deductions related to share-based awards were recognized in the interim unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2013.
As of September 30, 2013, total unrecognized estimated compensation cost related to non-vested stock options and non-vested restricted stock awards and restricted stock units granted prior to that date was approximately $10.4 million and $7.8 million, respectively, which is expected to be recognized over a weighted-average period of approximately 2.7 years and 2.9 years, respectively.
Net Loss Per Share
Basic net loss per common share is computed by dividing loss for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Stock options, unvested restricted stock awards (“RSAs”) and unvested restricted stock units ("RSUs") are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive. Because of our net loss, outstanding stock options, outstanding RSUs and unvested RSAs totaling approximately 8.6 million and 7.3 million were excluded from the calculation of diluted net loss per common share for the three and nine months ended September 30, 2013 and 2012, respectively, because their effect is anti-dilutive.
Segment Information
We operate our business in one segment, which includes all activities related to the research, development and commercialization of our proprietary enzymes that can be used to facilitate the delivery of injected drugs and fluids, thus enhancing the efficacy and the convenience of other drugs or to alter abnormal tissue structures for clinical benefit. This segment also includes revenues and expenses related to (i) research and development and API manufacturing activities conducted under our collaborative agreements with third parties and (ii) product sales of Hylenex recombinant. The chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment.

3. Marketable Securities
Available-for-sale marketable securities consist of the following:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$38,810,413	$18,279	$(2,500)	$38,826,192
Commercial paper	5,992,659	—	—	5,992,659
Certificate of deposit	3,000,000	—	—	3,000,000
	$47,803,072	$18,279	$(2,500)	$47,818,851
As of September 30, 2013, $47.8 million of available-for-sale marketable securities are scheduled to mature within the next 12 months. There were no securities sold during the nine months ended September 30, 2013. None of these investments have been in a continuous unrealized loss position for more than twelve months as of September 30, 2013.
4. Collaborative Agreements
Roche Collaboration
In December 2006, we and Roche entered into a license and collaborative agreement under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 and up to thirteen Roche target compounds (the “Roche Collaboration”). As of September 30, 2013, Roche has elected a total of five exclusive targets and retains the option to develop and commercialize rHuPH20 with three additional targets, provided that Roche continues to pay annual maintenance fees to us. As of September 30, 2013, we have received $71.75 million from Roche, including the $20.0 million upfront license fee payment for the application of rHuPH20 to the initial three Roche exclusive targets, $20.75 million in connection with Roche's election of two additional exclusive targets and annual license maintenance fees for the right to designate the remaining targets as exclusive targets, $13.0 million in clinical development milestone payments and $8.0 million in regulatory milestone payments.
In August 2013, Roche received European marketing approval for its collaboration product, Herceptin SC, for the treatment of patients with HER2-positive breast cancer and launched Herceptin SC in the European Union (EU) which triggered a $10.0 million payment to us for the achievement of the first commercial sale pursuant to the terms of the Roche Collaboration. We determined this payment to be a sales-based payment. Due to our continuing involvement obligations, revenue from the $10.0 million sales-based payment was deferred and is being recognized over the remaining term of the Roche Collaboration.
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

Due to our continuing involvement obligations (for example, support activities associated with rHuPH20), revenues from the upfront payment, exclusive designation fees, annual license maintenance fees and sales-based payment ("Roche Deferred Revenues") were deferred and are being recognized over the term of the Roche Collaboration. In addition, we received prepayments associated with the manufacture of rHuPH20 API as requested by Roche. The manufacturing prepayments have been deferred and are being recognized as revenue as API is delivered to Roche.
For the three months ended September 30, 2013 and 2012, we recognized amortization of the Roche Deferred Revenues as revenues under collaborative agreements totaling approximately $575,000 and $503,000, respectively. For the nine months ended September 30, 2013 and 2012, we recognized amortization of the Roche Deferred Revenues and manufacturing prepayments totaling approximately $3.9 million and $1.5 million, respectively. The total of Roche Deferred Revenues and manufacturing prepayments was approximately $42.0 million and $35.9 million as of September 30, 2013 and December 31, 2012, respectively.
We recognized zero and $4.0 million as revenues under collaborative agreements related to the achievement of a regulatory milestone pursuant to the terms of the Roche Collaboration for the three and nine months ended September 30, 2012, respectively.
Gammagard Collaboration
In September 2007, we entered into a license and collaborative agreement with Baxter, under which Baxter obtained a worldwide, exclusive license to develop and commercialize a product consisting of rHuPH20 combined with a current Baxter product, GAMMAGARD LIQUID™ (the “Gammagard Collaboration”). As of September 30, 2013, we have received $17.0 million under the Gammagard Collaboration, including the $10.0 million upfront license fee payment, a $3.0 million regulatory milestone payment and a $4.0 million sales-based payment. Baxter will pay us a royalty on each product commercialized under the agreement consisting of a mid-single digit percent of the net sales of such product.
In May 2013, the European Commission granted Baxter marketing authorization in all EU Member States for the use of HyQvia (solution for subcutaneous use), a combination of GAMMAGARD LIQUID and rHuPH20 in dual vial units, as replacement therapy for adult patients with primary and secondary immunodeficiencies. Baxter launched HyQvia into the first EU country in July 2013 and plans to introduce HyQvia in additional selected EU countries during 2013 and expand the launch to other EU markets in 2014. The achievement of the first commercial sale triggered a $4.0 million payment to us. We determined this payment to be a sales-based payment. Due to our continuing involvement obligations, revenue from the sales-based payment was deferred and is being recognized over the remaining term of the Gammagard Collaboration.
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
Due to our continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), the upfront and sales-based payments were deferred and are being recognized over the term of the Gammagard Collaboration. We recognized revenue from the upfront and sales-based payments in the amount of approximately $174,000 and $121,000 for the three months ended September 30, 2013 and 2012, respectively. We recognized revenue from the upfront and sales-based payments in the amount of approximately $415,000 and $362,000 for the nine months ended September 30, 2013 and 2012, respectively. Deferred revenue relating to the upfront and sales-based payments under the Gammagard Collaboration was approximately $10.7 million and $7.1 million as of September 30, 2013 and December 31, 2012, respectively.

Other Collaborations
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining rHuPH20 enzyme with Pfizer proprietary biologics directed at six targets, of which three were specified (the “Pfizer Collaboration”). Targets may be selected on an exclusive or non-exclusive basis. In September 2013, Pfizer designated a fourth target on an exclusive basis which resulted in a $1.5 million license fee payment to us. As of September 30, 2013, we have received $11.0 million in upfront and license fee payments for the licenses to four specified exclusive targets and two additional targets which Pfizer has the right to elect in the future upon payment of additional fees. Unless terminated earlier in accordance with its terms, the Pfizer Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Pfizer Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. Pfizer may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 30 days prior written notice to us. Upon any such termination, the license granted to Pfizer (in total or with respect to the terminated target, as applicable) will terminate, provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid-up.
In May 2011, we and ViroPharma entered into a collaboration and license agreement, under which ViroPharma obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development and commercialization of a subcutaneous injectable formulation of ViroPharma's commercialized product, Cinryze® (C1 esterase inhibitor [human]) (the “ViroPharma Collaboration”). In addition, the license provides ViroPharma with exclusivity to C1 esterase inhibitor and to the hereditary angioedema indication, along with three additional orphan indications. As of September 30, 2013, we have received $14.0 million from ViroPharma, including the $9.0 million nonrefundable upfront license fee payment and a $3.0 million clinical development milestone payment. We are entitled to receive a royalty on each product commercialized under the agreement consisting of ten percent of the net sales of such product. Unless terminated earlier in accordance with its terms, the ViroPharma Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the ViroPharma Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. ViroPharma may terminate the agreement prior to expiration for any reason on a product-by-product basis upon 90 days prior written notice to us. Upon any such termination, the license granted to ViroPharma (in total or with respect to the terminated product, as applicable) will terminate.
In June 2011, we and Intrexon entered into a collaboration and license agreement, under which Intrexon obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development and commercialization of a subcutaneous injectable formulation of Intrexon's recombinant human alpha 1-antitrypsin (rHuA1AT) (the “Intrexon Collaboration”). In addition, the license provides Intrexon with exclusivity for a defined indication (“Exclusive Field”). As of September 30, 2013, we have received $11.0 million from Intrexon, including a nonrefundable upfront license fee payment of $9.0 million. We are entitled to receive a royalty on each product commercialized under the agreement consisting of a percentage of the net sales of such product ranging from mid-single digits up to a low double-digit percentage. Unless terminated earlier in accordance with its terms, the Intrexon Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Intrexon Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. Intrexon may terminate the agreement prior to expiration for any reason on a product-by-product basis upon 90 days prior written notice to us. Upon any such termination, the license granted to Intrexon (in total or with respect to the terminated product, as applicable) will terminate. Intrexon's chief executive officer, chairman of its board of directors and major shareholder is also a member of our board of directors.
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
The amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (the noncontingent amount). As such, we excluded from the allocable arrangement consideration the milestone payments, annual exclusivity fees and royalties regardless of the probability of receipt. Based on the results of our analysis, we allocated $11.0 million in license fees from Pfizer, the $9.0 million upfront license fee from ViroPharma and the $9.0 million upfront license fee from Intrexon to the license fee deliverable under each of the arrangements. We determined that the upfront payments were earned upon the granting of the worldwide, exclusive right to our technology to the collaborators in these arrangements. As a result, we recognized $11.0 million in license fees under the Pfizer Collaboration, the $9.0 million upfront license fee under the ViroPharma Collaboration and the $9.0 million upfront license fee received under the Intrexon Collaboration as revenues under collaborative agreements in the period when such license fees were earned. There were no revenues recognized related to milestone payments under these collaborations for the three and nine months ended September 30, 2013 and 2012.
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
Pursuant to the terms of all of our existing collaborations collectively, we are entitled to receive additional milestone payments for the successful development of the elected targets in the aggregate of up to approximately $68.0 million upon achievement of specified clinical development milestone events and up to approximately $84.0 million upon achievement of specified regulatory milestone events in connection with specified regulatory filings and receipt of marketing approvals.

5. Certain Balance Sheet Items
Accounts receivable, net consist of the following:

	September 30, 2013	December 31, 2012
Accounts receivable from revenues under collaborative agreements	$15,474,799	$15,058,163
Accounts receivable from product sales to collaborators	7,931,957	—
Accounts receivable from other product sales	1,512,236	823,064
	24,918,992	15,881,227
Allowance for distribution fees and discounts	(397,250)	(178,140)
	$24,521,742	$15,703,087
Inventories consist of the following:

	September 30, 2013	December 31, 2012
Raw materials	$1,218,406	$1,127,061
Work-in-process	1,580,610	792,257
Finished goods	1,047,274	751,378
	$3,846,290	$2,670,696
Prepaid expenses and other assets, current consist of the following:

	September 30, 2013	December 31, 2012
Prepaid manufacturing expenses	$5,720,041	$8,152,602
Prepaid research and development expenses	3,121,834	2,274,551
Other prepaid expenses	1,603,147	2,250,791
Other assets	585,162	74,944
	11,030,184	12,752,888
Less long-term portion	1,891,170	—
	$9,139,014	$12,752,888

Property and equipment, net consist of the following:

	September 30, 2013	December 31, 2012
Research equipment	$6,714,830	$6,360,004
Computer and office equipment	1,738,669	1,432,975
Leasehold improvements	1,272,151	1,138,110
Building (1)	2,550,000	1,450,000
	12,275,650	10,381,089
Accumulated depreciation and amortization	(7,339,722)	(6,680,627)
	$4,935,928	$3,700,462
__________________

(1)	Represents capitalized building under a build-to-suit lease arrangement where we are considered the owner (for accounting purposes only) during the construction period.

Depreciation and amortization expense totaled approximately $301,000 and $286,000 for the three months ended September 30, 2013 and 2012, respectively, and approximately $893,000 and $796,000 for the nine months ended September 30, 2013 and 2012, respectively.
Accrued expenses consist of the following:

	September 30, 2013	December 31, 2012
Accrued outsourced manufacturing expenses	$8,613,848	$984,192
Accrued outsourced research and development expenses	4,496,267	1,239,050
Accrued compensation and payroll taxes	5,351,965	4,053,590
Other accrued expenses	2,162,421	1,506,615
	$20,624,501	$7,783,447
Deferred revenue consists of the following:

	September 30, 2013	December 31, 2012
Collaborative agreements	$49,481,253	$43,222,473
Product sales	3,896,691	623,510
Total deferred revenue	53,377,944	43,845,983
Less current portion	7,437,433	8,891,017
Deferred revenue, net of current portion	$45,940,511	$34,954,966
Refer to Note 4 for a further discussion of our collaborative agreements and deferred revenue.

6. Long-Term Debt
In December 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (collectively, the “Lenders”) for a $30 million secured single-draw term loan facility with a maturity date, as amended, of January 1, 2017, which was fully drawn on December 28, 2012. The proceeds are to be used for working capital and general business requirements. The term loan bears a fixed interest rate of 7.55% per annum. The monthly repayment schedule includes interest only payments in arrears for the first 12 months followed by equal principal and interest payments for the subsequent 36 months. The term loan requires a final payment of $2.55 million which is due when the term loan becomes due or upon the prepayment of the facility. We have the option to prepay the outstanding balance of the term loan in full, subject to a prepayment fee of 1% to 3% depending upon when the prepayment occurs.
In connection with the term loan, the debt offering costs have been recorded as a debt discount on our condensed consolidated balance sheet which together with the final $2.55 million payment and fixed interest rate payments will be amortized to interest expense throughout the life of the term loan using the effective interest rate method. As of September 30, 2013, accrued interest expense associated with this final payment was approximately $921,000 and classified as other long-term liability on the condensed consolidated balance sheet.
The term loan is secured by substantially all of the assets of the Company and Halozyme, Inc., except that the collateral does not include any intellectual property (including licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The Loan Agreement contains customary representations, warranties and covenants by us, as well as customary events of default and our indemnification obligations. One of the events of default is a material adverse change which is defined as a material adverse change in our business, operations, or condition (financial or otherwise); a material impairment of the prospect of repayment of any portion of the loan; or a material impairment in the perfection or priority of lender's lien in the collateral or in the value of such collateral. As of September 30, 2013, we believe we were in compliance with all material covenants under the Loan Agreement and there was no material adverse change.
Interest expense, including amortization of the debt discount, related to the long-term debt for the three and nine months ended September 30, 2013 was approximately $850,000 and $2.5 million, respectively.
7. Stockholders’ (Deficit) Equity
During the nine months ended September 30, 2013 and 2012, we issued an aggregate of 726,538 and 426,277 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $3.26 and $4.56 per share, respectively, for net proceeds of approximately $2.4 million and $1.9 million, respectively. In addition, for the nine months ended September 30, 2013 and 2012, we issued 85,782 and 81,070 shares of common stock, respectively, upon vesting of certain RSUs. The RSU holders surrendered 58,061 and 46,930 RSUs, respectively, to pay for minimum withholding taxes totaling approximately $374,000 and $347,000, respectively. Stock options and unvested RSUs totaling approximately 7.9 million and 7.1 million shares of our common stock were outstanding as of September 30, 2013 and December 31, 2012, respectively. In addition, we issued 465,245 and 375,908 shares of common stock in connection with the grants of RSAs during the nine months ended September 30, 2013 and 2012, respectively.
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
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than statements of historical fact are, or may be deemed to be, forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development or regulatory approval of new products, enhancements of existing products or technologies, timing and success of the launch of new products by us or by our collaborators, third party performance under key collaboration agreements, revenue and expense levels and other statements regarding matters that are not historical are forward-looking statements. Such statements reflect management’s current forecast of certain aspects of our future, are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements due to a number of factors including, but not limited to, those set forth below under the section entitled “Risks Factors” and elsewhere in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K.
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
The majority of the products and product candidates in our current pipeline are based on rHuPH20, a patented human recombinant hyaluronidase enzyme. rHuPH20 temporarily breaks down hyaluronic acid (HA) - a naturally occurring substance that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. We believe this temporary degradation creates an opportunistic window for the improved subcutaneous delivery of injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. The HA reconstitutes its normal density within several days and, therefore, we anticipate that any effect of rHuPH20 on the architecture of the subcutaneous space is temporary. rHuPH20 can thus be applied as a drug delivery platform to increase dispersion and absorption of other injected drugs and fluids that are injected under the skin or in the muscle thereby enhancing efficacy or convenience. For example, rHuPH20 can be used to convert drugs that must be delivered intravenously into subcutaneous injections or reducing the number of subcutaneous injections needed for effective therapy. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as Enhanze™ technology. rHuPH20 is also the active ingredient in our first commercially approved product, Hylenex®

recombinant (hyaluronidase human injection). Additionally, we are expanding our scientific work in the extracellular matrix by developing other enzymes and agents that target its unique aspects, giving rise to potentially new molecular entities that can be indicated in endocrinology, oncology and dermatology.
Our proprietary pipeline consists of multiple clinical stage products in diabetes, oncology and dermatology. We currently have collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Pfizer Inc. (Pfizer), Baxter Healthcare Corporation (Baxter), ViroPharma Incorporated (ViroPharma) and Intrexon Corporation (Intrexon), with two products approved for marketing in Europe, one product candidate which has been submitted for regulatory approval in the U.S., one product candidate which have been submitted for regulatory approval in Europe as well as several others at various stages of development.
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
Future revenues from the sales and/or royalties of our product candidates which have not been approved will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure regulatory approvals for and commercialize the product candidates. We have incurred net operating losses each year since inception, with an accumulated deficit of approximately $360.1 million as of September 30, 2013.
Highlights of Halozyme's third quarter activities and recent events include:

•	In July 2013, Baxter launched HyQvia into the first European Union (EU) country which triggered a $4 million payment to us.

•
In September 2013, Roche launched in Europe the subcutaneous formulation of Herceptin® (trastuzumab) using rHuPH20 (Herceptin SC) for the treatment of patients with HER2-positive breast cancer. Roche received the European marketing approval for Herceptin SC in August 2013. The first commercial sale of Herceptin SC triggered a $10 million payment to us.

•	In September 2013, Pfizer elected a fourth target on an exclusive basis under our collaboration and license agreement, which triggered a $1.5 million license fee payment to us.

•
In September 2013 at the European Cancer Congress 2013, we presented exploratory analysis of progression free survival and overall survival of a small subset of patients with available biopsy samples and HA scores in a Phase 1b study of the combination of an investigational PEGylated form of rHuPH20 (PEGPH20) with gemcitabine for the treatment of patients with phase IV metastatic pancreatic cancer. Progression free survival was 219 days in patients with high levels of tumor HA (n=6), compared to 108 days for patients with low levels of tumor HA (n=11). The overall survival in the high HA group was 529 days compared to 174 days for the low HA group. Overall survival data is still not mature for the high HA group. With respect to the intent to treat population irrespective of HA status (n=24), progression free survival was 154 days and overall survival was 200 days.

Product and Product Candidates
We have one marketed product and multiple product candidates targeting several indications in various stages of development. The following table summarizes our proprietary product and product candidates as well as two approved products and product candidates under development with our collaborators:

Product, Collaboration Products and Product Candidates	Therapeutic Area	Use / Indication	Preclinical	Phase 1	Phase 2	Phase 3	Filed	Approved
PROPRIETARY PRODUCT AND PRODUCT CANDIDATES								
HYLENEX® recombinant (hyaluronidase human injection)	Various	Peptide, small molecule, and fluid delivery						
Analog Insulin-PH20 (pen market)	Endocrinology	Diabetes						
PEGPH20	Oncology	Pancreatic Cancer (202)						
PEGPH20	Oncology	Pancreatic Cancer (SWOG)						
HTI-501	Dermatology	Aesthetics & scarring						
COLLABORATION PRODUCTS AND FPRODUCT CANDIDATES								
Roche (up to 8 potential targets)								
Herceptin® SC	Oncology	Breast cancer						Approved*
MabThera® SC	Oncology	Non-Hodgkin's lymphoma					EMA Filed	
Pfizer (up to 6 potential targets)	Primary & Specialty Care	4 specified (PCSK-9) 2 pending						
Baxter								
HyQvia** (Gammagard with rHuPH20)	Immunology	Primary immunodeficiency						EMA Approved
Intrexon								
Alpha 1-antitrypsin with rHuPH20	Immunology	Hereditary emphysema						

* Approved in EU, filed in other selected countries around the world. Not filed in US and Japan.
**FDA CRL, as of 8/1/12

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

More Physiologic (Ultrafast) Insulin Program
Our most advanced proprietary program uses rHuPH20 with prandial (mealtime) insulin for the treatment of diabetes mellitus. Diabetes mellitus is an increasingly prevalent, costly condition associated with substantial morbidity and mortality. Attaining and maintaining normal blood sugar levels to minimize the long-term clinical risks is a key treatment goal for people living with diabetes.
The primary goal of our more physiologic insulin program is to develop or enable a best-in-class insulin product, with demonstrated clinical benefits for diabetes mellitus patients, in comparison to the current standard of care analog insulin products. Towards that goal, we pair rHuPH20 with prandial insulin to facilitate faster insulin dispersion in, and absorption from, the subcutaneous space into the vascular compartment, leading to faster insulin response. By making mealtime insulin onset faster, i.e., providing earlier insulin to the blood and thus earlier glucose-lowering activity, PH20 may yield a more physiologic insulin effect, similar to that found in healthy, non-diabetic people. A number of clinical trials investigating the various attributes of our product candidates have been completed.
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
The second opportunity (what we refer to as the Continuous Subcutaneous Insulin Injection (CSII) market) is to pre-administer Hylenex recombinant in analog insulin pump therapy at the time of infusion site change (once every 48-72 hours). We believe that the pre-administration of Hylenex recombinant could be the best product offering for the CSII market, and we currently intend to commercially exploit this opportunity ourselves in type 1 diabetes patients on insulin pumps.
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
In preparation for commercializing Hylenex recombinant in the CSII market in type 1 diabetes for pre-administration with analog insulin, we are developing our regulatory and commercial strategy, manufacturing product, developing the delivery accessories and conducting supportive clinical studies. We are conducting additional Phase 4 clinical studies to support the commercial launch of the CSII product. In the first quarter of 2013, we initiated CONSISTENT 1, the largest study of those additional studies. CONSISTENT 1 is a multi-center, randomized, Phase 4 trial that will evaluate Hylenex recombinant as an adjunct in the treatment of people with type 1 diabetes using insulin pumps. This study is designed to evaluate treatment differences in safety and key outcomes, with primary endpoints at four months looking at A1C, post-prandial glucose and hypoglycemic rates. Enrollment for this trial was completed in the third quarter of 2013 with more than 400 subjects.
PEGPH20
We are developing PEGPH20, a new molecular entity, as a candidate for the systemic treatment of tumors that accumulate HA. PEGylation refers to the attachment of polyethylene glycol to rHuPH20, thereby creating PEGPH20. One of the novel properties of PEGPH20 is that it lasts for an extended duration in the bloodstream and, therefore, can be used to maintain therapeutic effect to treat systemic disease.
Solid malignancies often accumulate high levels of HA, including pancreatic, lung, breast, colon and prostate cancers, and therefore we believe that PEGPH20 has the potential to help patients with these types of cancer. Among solid tumors, pancreatic ductal adenocarcinoma is associated with the highest frequency of HA overexpression. This pathologic accumulation of HA, along with other matrix components, creates a unique microenvironment for the growth of tumor cells compared to normal cells. We believe that depleting the HA component of the tumor architecture with PEGPH20 disrupts the tumor microenvironment, resulting in tumor growth inhibition. In addition, removal of HA rich matrix results in opening previously constricted vessels to allow anti-cancer therapies to have greater access to the tumor, which may enhance the treatment effect of complementary therapeutic modalities. Increased blood flow may also enable increased efficacy of radiotherapy treatment.
In June 2013, we presented the results from a Phase 1b clinical study of PEGPH20 in combination with gemcitabine for the treatment of patients with stage IV metastatic pancreatic cancer (Phase 1b PEGPH20 Clinical Study) at the 2013 American Society of Clinical Oncology (ASCO) Annual meeting. This study enrolled 28 patients with previously untreated stage IV pancreatic ductal adenocarcinoma. Patients were treated with one of three doses of PEGPH20 (1.0, 1.6 and 3.0 µg/kg twice weekly for four weeks, then weekly thereafter) in combination with gemcitabine 1000 mg/m2 administered intravenously. In this study, the overall response rate (complete response + partial response) by RECIST 1.1 criteria was 42 percent (10 of 24 patients, 95 percent CI 22 – 62 percent) for those treated at therapeutic dose levels of PEGPH20 (1.6 and 3.0 µg/kg) as assessed by an independent radiology review.
In September 2013, at the European Cancer Congress 2013, we presented exploratory analysis of progression free survival and overall survival of a small subset of patients with available biopsy samples and HA scores in the Phase 1b study. Progression free survival was 219 days in patients with high levels of tumor HA (n=6), compared to 108 days for patients with low levels of tumor HA (n=11). The overall survival in the high HA group was 529 days compared to 174 days for the low HA group. Overall survival data is still not mature for the high HA group. With respect to the intent to treat population irrespective of HA status (n=24), progression free survival was 154 days and overall survival was 200 days. The observation that patients with tumors characterized by high levels of HA may respond best to PEGPH20 has resulted in our effort to develop a companion diagnostic to enable preselection of these patients.
In the second quarter of 2013, we initiated a Phase 2 multicenter, randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV metastatic pancreatic cancer. Approximately 124 patients are expected to participate in the study and receive gemcitabine and nab-paclitaxel (ABRAXANE™) either with or without PEGPH20. The primary outcome will be to measure progression-free survival between patients administered with PEGPH20 and those who are not.
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
In September 2011, we initiated a Phase 1/2 clinical trial for HTI-501 outside the U.S. in women with moderate to severe cellulite. The Phase 1 dose-escalation portion of the trial was completed in 2012 while the ongoing Phase 2 portion of the trial is designed to assess the pharmacologic activity of HTI-501 and extend the safety assessment to multiple injections in a treatment area. In the third quarter of 2013, we completed the enrollment for the Phase 2 portion and the independent panel review of one month data.
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
Collaborations
Roche Collaboration
In December 2006, we and Roche entered into an agreement under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with up to thirteen Roche target compounds (the Roche Collaboration). Roche initially had the exclusive right to apply rHuPH20 to only three pre-defined Roche biologic targets with the option to exclusively develop and commercialize rHuPH20 with ten additional targets. As of September 30, 2013, Roche has elected a total of five exclusive targets and retains the option to develop and commercialize rHuPH20 with three additional targets through the payment of annual license maintenance fees. Refer to Note 4 for a further discussion of the material terms of the Roche Collaboration.
In August 2013, Roche launched in Europe the subcutaneous formulation of Herceptin SC for the treatment of patients with HER2-positive breast cancer. Roche received European marketing approval for Herceptin SC in August 2013. In March 2012, Roche announced positive results from the Phase 3 clinical trial in women with early HER2-positive breast cancer who received a fixed dose of Herceptin SC. Herceptin is approved to treat HER2-positive breast cancer and currently is given intravenously. Breast cancer is the most common cancer among women worldwide. Each year, more than 1.4 million new cases of breast cancer are diagnosed worldwide, and nearly 450,000 people will die of the disease annually. In HER2-positive breast cancer, increased quantities of the HER2 protein are present on the surface of the tumor cells. This is known as 'HER2 positivity' and affects approximately 15-20% of people with breast cancer. The trial was designed to compare trastuzumab (active ingredient of Herceptin) concentration in the blood (pharmacokinetics), efficacy (pathologic complete response) and safety of Herceptin SC to that of Herceptin IV. The trial met its co-primary endpoints of showing that the subcutaneous formation produced comparable results to the IV formulation including trastuzumab concentration in the blood (serum concentrations) and efficacy. No new safety signals were observed and adverse events were overall consistent with Herceptin IV. Herceptin SC is administered in about 5 minutes whereas Herceptin IV requires about 30-90 minutes to infuse. Roche is also developing an auto-injector device that should further simplify the process and could enable patients to be dosed at home or in the doctor's office rather than at an infusion clinic or hospital. Herceptin SC is also a ready-to-use formulation, and thus may also significantly reduce pharmacy time as no medicine preparation time is required. This Phase 3 clinical trial was an open-label trial involving 595 women with HER2-positive early breast cancer.
In December 2012, Roche submitted Line Extension Applications to the European Medicines Agency (EMA) for the subcutaneous formulation of MabThera® (rituximab) (MabThera SC) using rHuPH20. In February 2011, Roche began a Phase 3 clinical trial for MabThera SC. MabThera IV is approved for the treatment of non-Hodgkin's lymphoma (NHL) and Chronic Lymphocytic Leukemia (CLL), types of cancer that affect lymphocytes (white blood cells). An estimated 66,000 new cases of NHL were diagnosed in the U.S. in 2009 with approximately 125,000 new cases reported worldwide. In December 2012, Roche presented positive data from the first stage of this two-stage study at the annual meeting of the American Society of Hematology. The study investigates pharmacokinetics, efficacy and safety of MabThera SC. The primary endpoint in the first stage of the study was met, showing the MabThera SC injection resulted in non-inferior MabThera concentrations in the blood compared with IV-infused MabThera (MabThera IV).
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
Baxter filed a biologic license application (BLA) for HyQvia in the U.S. in the second quarter of 2011. On August 1, 2012, we announced that the FDA had issued a complete response letter (CRL) for Baxter's HyQvia BLA. The CRL requested additional preclinical data to support the BLA. The primary issues raised in the CRL focused on non-neutralizing antibodies generated against rHuPH20 and the possible effects of these antibodies on reproduction, development and fertility. Elevated anti-rHuPH20 antibody titers were detected in the registration trial, but have not been associated with any adverse events. Pending Baxter and us providing additional preclinical data sufficient to address the regulatory questions, the FDA has requested that patients should no longer be dosed with rHuPH20 in the Baxter HyQvia program. Baxter has submitted preclinical data to the FDA and is in active dialogue with the FDA regarding what data will be required for the HyQvia BLA. Baxter has stated that it intends to resubmit the HyQvia BLA to the FDA in response to the CRL before the end of 2013.
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
Pfizer Collaboration
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining rHuPH20 enzyme with Pfizer proprietary biologics directed to up to six targets in primary care and specialty care indications (the Pfizer Collaboration). Targets may be selected on an exclusive or non-exclusive basis. In September 2013, Pfizer elected the fourth therapeutic target on an exclusive basis. Refer to Note 4 for a further discussion of the material terms of the Pfizer Collaboration.
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
Results of Operations
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Product Sales, Net – Product sales, net was $10.0 million for the three months ended September 30, 2013 compared to $0.7 million for the three months ended September 30, 2012. The increase of $9.3 million was mainly due to $7.9 million in product sales of rHuPH20 enzyme (active pharmaceutical ingredients or API) for Herceptin SC and a $1.3 million increase in product sales of Hylenex recombinant in the current period. For the three months ended September 30, 2012, we recognized $0.7 million and zero in sales of API for HyQvia and Herceptin SC, respectively, as revenues under collaborative agreements. Based on the reintroduction of Hylenex recombinant in December 2011 and the European approvals of Herceptin SC in August 2013 and HyQvia in May 2013, we expect product sales to continue to increase through the end of 2013 as compared to 2012.

Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows:

	Three Months Ended
	September 30,
	2013	2012	Change
License fee and amortization of deferred upfront payments, license fees and sales-based payments:
Roche	$574,822	$503,154	$71,668
Pfizer	1,500,000	—	1,500,000
Baxter	173,663	120,663	53,000
	2,248,485	623,817	1,624,668

Reimbursements for research and development services and supply of rHuPH20 API:
Roche (1)	3,209,385	2,786,369	423,016
Pfizer	135,726	—	135,726
Baxter (1)	329,135	890,153	(561,018)
ViroPharma	65,531	309,498	(243,967)
Other	—	9,132	(9,132)
	3,739,777	3,995,152	(255,375)
Total revenues under collaborative agreements	$5,988,262	$4,618,969	$1,369,293

(1)	Subsequent to the European approvals of Herceptin SC in August 2013 and HyQvia in May 2013, revenue from supply of rHuPH20 API to the collaborators is recognized as product sales.
Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount and timing of future revenues related to reimbursable research and development services and supply of API for collaboration product candidates is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical, regulatory and sales-based milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Cost of Product Sales – Cost of product sales were $0.7 million for the three months ended September 30, 2013 compared to $0.2 million for the three months ended September 30, 2012. The increase of $0.5 million in cost of product sales was mainly due to the increased product sales of Hylenex recombinant. The manufacturing costs of API for Herceptin SC incurred prior to receiving the marketing approval have been charged to research and development expenses in the periods such costs were incurred. Therefore, there was minimal cost of product sales of API for Herceptin SC in the current period. Based on the reintroduction of Hylenex recombinant in December 2011 and the European approvals of and Herceptin SC in August 2013 and HyQvia in May 2013, we expect cost of product sales to continue to increase through the end of 2013 as compared to 2012.

Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Since our inception in 1998 through September 30, 2013, we have incurred research and development expenses of $404.9 million. From January 1, 2009 through September 30, 2013, approximately 22% and 16% of our research and development expenses were associated with the development of our more physiologic insulin and PEGPH20 product candidates, respectively. Research and development expenses incurred were as follows:

	Three Months Ended
	September 30,
Programs	2013	2012	Change
Product Candidates:
More physiologic insulin program	$7,122,223	$1,007,313	$6,114,910
PEGPH20	4,616,731	2,980,175	1,636,556
Hylenex recombinant	2,570,188	2,706,226	(136,038)
HTI-501	903,742	432,969	470,773
Enhanze collaborations (1)	8,076,298	8,819,243	(742,945)
rHuPH20 platform (2)	1,640,375	1,887,988	(247,613)
Other	759,632	1,669,577	(909,945)
Total research and development expenses	$25,689,189	$19,503,491	$6,185,698

(1)	Subsequent to the European approvals of Herceptin SC in August 2013 and HyQvia in May 2013, the manufacturing costs of these collaboration products are capitalized as inventory.

(2)	Includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Research and development expenses for the more physiologic insulin program increased in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to the increased clinical trial activities in the current period. Subsequent to the European approvals of Herceptin SC in August 2013 and HyQvia in May 2013, the manufacturing costs of these collaboration products are capitalized as inventory. Except for manufacturing expenses of the approved collaboration products, we expect other research and development expenses to continue to increase through the end of 2013 as compared to 2012 as we continue with our clinical trial programs.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses were $8.1 million for the three months ended September 30, 2013 compared to $5.6 million for the three months ended September 30, 2012. The increase of $2.5 million, or 44%, was primarily due to a $1.7 million increase in compensation costs mainly related to an increase in headcount and higher bonus accrual, and a $0.5 million increase in marketing activities. In connection with the reintroduction of Hylenex recombinant in December 2011, we expect SG&A expenses to continue to increase through the end of 2013 as compared to 2012 as we plan to increase sales and marketing activities.
Interest Expense – Interest expense included interest expense and amortization of the debt discount related to the long-term debt acquired in December 2012.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Product Sales, Net – Product sales, net was $14.6 million for the nine months ended September 30, 2013 compared to $1.4 million for the nine months ended September 30, 2012. The increase of $13.2 million was primarily due to $9.0 million in product sales of rHuPH20 API for Herceptin SC and HyQvia and a $4.0 million increase in product sales of Hylenex recombinant in the current period. For the nine months ended September 30, 2013, we recognized $9.5 million as revenues under collaborative agreements for sales of API for Herceptin SC and HyQvia prior to the European approvals. For the nine months ended September

30, 2012, we recognized $4.7 million in sales of API for HyQvia as revenues under collaborative agreements. Based on the reintroduction of Hylenex recombinant in December 2011 and the European approvals of Herceptin SC in August 2013 and HyQvia in May 2013, we expect product sales to continue to increase through the end of 2013 as compared to 2012.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows:

	Nine Months Ended
	September 30,
	2013	2012	Change
Annual exclusivity fees, license fees and amortization of deferred upfront payments, license fees and sales-based payments:
Roche	$1,606,466	$1,509,462	$97,004
Pfizer	1,500,000	—	1,500,000
ViroPharma	1,000,000	1,000,000	—
Intrexon	1,000,000	1,000,000	—
Baxter	414,989	361,989	53,000
Other	—	428,573	(428,573)
	5,521,455	4,300,024	1,221,431
Milestone payments:
Roche	—	4,000,000	(4,000,000)
	—	4,000,000	(4,000,000)
Reimbursements for research and development services and supply of rHuPH20 API:
Roche (1)	18,581,183	3,979,728	14,601,455
Baxter (1)	3,238,672	5,518,612	(2,279,940)
ViroPharma	181,352	1,204,025	(1,022,673)
Pfizer	144,503	—	144,503
Other	—	101,581	(101,581)
	22,145,710	10,803,946	11,341,764
Total revenues under collaborative agreements	$27,667,165	$19,103,970	$8,563,195

(1)	Subsequent to the European approvals of Herceptin SC in August 2013 and HyQvia in May 2013, revenue from supply of rHuPH20 API to the collaborators is recognized as product sales.
The increase in revenue from reimbursements for research and development services and supply of rHuPH20 API was primarily due to the increase in reimbursements for manufacturing services to support potential launches by Roche. Subsequent to the marketing approvals of Herceptin SC in August 2013 and HyQvia in May 2013, revenue from supply of API to the collaborators will be recognized as product sales. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount and timing of future revenues related to reimbursable research and development services and supply of API for collaboration product candidates is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical, regulatory and sales-based milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Cost of Product Sales – Cost of product sales were $2.7 million for the nine months ended September 30, 2013 compared to $0.4 million for the nine months ended September 30, 2012. The increase of $2.3 million in cost of product sales was mainly due to the $1.6 million increase in cost of product sales related to the increased Hylenex recombinant sales and a $0.6 million write-off of certain work-in-process and finished goods inventory. The manufacturing costs of API for Herceptin SC and HyQvia incurred prior to receiving the marketing approvals have been charged to research and development expenses in the periods such costs were incurred. Therefore, there was minimal cost of product sales of API for Herceptin SC and HyQvia in the current period. Based on the reintroduction of Hylenex recombinant in December 2011 and the European approvals of Herceptin SC in August 2013 and HyQvia in May 2013, we expect cost of product sales to continue to increase through the end of 2013 as compared to 2012.
Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows:

	Nine Months Ended
	September 30,
Programs	2013	2012	Change
Product Candidates:
More physiologic insulin program	$17,918,345	$3,886,571	$14,031,774
PEGPH20	13,300,508	9,085,429	4,215,079
Hylenex recombinant	8,549,010	8,402,986	146,024
HTI-501	2,171,718	1,582,740	588,978
Enhanze collaborations (1)	27,843,470	17,466,229	10,377,241
rHuPH20 platform (2)	4,205,288	6,676,730	(2,471,442)
Other	1,726,042	4,375,644	(2,649,602)
Total research and development expenses	$75,714,381	$51,476,329	$24,238,052

(1)	Subsequent to the European approvals of Herceptin SC in August 2013 and HyQvia in May 2013, the manufacturing costs of these collaboration products are capitalized as inventory.

(2)	Includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Research and development expenses for more physiologic insulin and PEGPH20 programs increased in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to the increased clinical trial activities. Research and development expenses for Enhanze collaborations increased mainly due to an increase in manufacturing activities to support our collaborators' potential launches of the collaboration product candidates. Subsequent to the European approvals of Herceptin SC and HyQvia in August 2013 and May 2013, respectively, the manufacturing costs of these collaboration products are capitalized as inventory. Except for the manufacturing costs related to the collaboration product candidates, we expect other research and development costs to continue to increase through the end of 2013 as compared to 2012 as we continue with our clinical trial programs.
Selling, General and Administrative – SG&A expenses were $23.0 million for the nine months ended September 30, 2013 compared to $17.8 million for the nine months ended September 30, 2012. The increase of $5.2 million, or 29%, was primarily due to a $2.4 million increase in compensation costs mainly related to an increase in headcount and higher bonus accrual, a $1.4 million increase in marketing activities and $0.8 million increase in professional and consulting services. In connection with the reintroduction of Hylenex recombinant in December 2011, we expect SG&A expenses to continue to increase through the end of 2013 as compared to 2012 as we plan to increase sales and marketing activities.
Interest Expense – Interest expense included interest expense and amortization of the debt discount related to the long-term debt acquired in December 2012.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of September 30, 2013, we had cash, cash equivalents and marketable securities of approximately $65.3 million. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements will depend on the success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and other commercialization activities.
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
Cash Flows
Net cash used in operations was $34.1 million during the nine months ended September 30, 2013 compared to $47.4 million during the nine months ended September 30, 2012. The $13.3 million decrease in utilization of cash in operations was mainly due to an increase in accounts payable and accrued expenses resulting from the increased operating expenses and an increase in deferred revenue relating to the first commercial sale payments from Roche and Baxter, offset in part by an increase in accounts receivable resulting from the increased revenues.
Net cash used in investing activities was $49.9 million during the nine months ended September 30, 2013 compared to net cash used in investing activities of $0.9 million during the nine months ended September 30, 2012. This increase was due to the purchases of marketable securities of $48.9 million during the nine months ended September 30, 2013.
Net cash provided by financing activities was $2.0 million during the nine months ended September 30, 2013 compared to net cash provided of $83.1 million during the nine months ended September 30, 2012. Net cash provided by financing activities for the nine months ended September 30, 2012 consisted of $81.5 million in net proceeds from the sale of our common stock in February 2012 and $1.9 million in net proceeds from stock option exercises.

Off-Balance Sheet Arrangements
As of September 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
Research and Development Expenses
Research and development expenses include salaries and benefits, research-related manufacturing services, clinical trial expenses, contract services, facilities and other overhead expenses and other outside expenses. Research and development expenses are charged to operations as they are incurred when these expenditures relate to our research and development efforts and have no alternative future uses. Costs related to purchases or manufacture of the API and the manufacturing of a collaboration product incurred after receiving approval from the FDA or comparable regulatory agencies in foreign countries for such product are capitalized as inventory. The manufacturing costs of rHuPH20 API for Herceptin SC and HyQvia incurred after the receipt of the European marketing approvals of these products will be capitalized as inventory. Refer to Note 2 for a further discussion of research and development expenses.

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
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies – Adoption of Recent Accounting Pronouncement and Pending Adoption of Recent Accounting Pronouncement, for a discussion of recent accounting pronouncements and their effect, if any, on us.
Risk Factors
Risks Related To Our Business
We have generated only minimal revenue from product sales to date; we have a history of net losses and negative cash flow, and we may never achieve or maintain profitability.
Relative to expenses incurred in our operations, we have generated only minimal revenues from product sales, licensing fees, milestone payments, rHuPH20 API supply payments and research reimbursements to date and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, licensing fees, research reimbursements, rHuPH20 API supply payments and/or milestone payments, we expect to incur significant operating losses over the next few years. We have never been profitable, and we may never become profitable. Through September 30, 2013, we have incurred aggregate net losses of approximately $360.1 million.

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
The HyQvia product developed under the Gammagard Collaboration with Baxter has been approved for marketing in Europe for the use of HyQvia (solution for subcutaneous use) as replacement therapy for adult patients with primary and secondary immunodeficiencies. In addition, Roche’s Herceptin SC product has been approved for marketing in Europe for the treatment of HER2-positive breast cancer, and Roche’s MabThera SC product is pending approval in Europe. We have no proprietary product candidates currently in the regulatory approval process. We and our collaborators may not be successful in obtaining such approvals for any potential products in a timely manner, or at all. Refer to the risk factor titled “Our proprietary and collaboration product candidates may not receive regulatory approvals for a variety of reasons, including unsuccessful clinical trials” for additional information relating to the approval of product candidates.
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
We have existing supply agreements with contract manufacturing organizations Avid and Cook to produce bulk API. These manufacturers each produce API under current cGMP for clinical uses. In addition, Avid currently produces API for Hylenex recombinant. In addition to supply obligations, Avid and Cook will also provide support for the chemistry, manufacturing and controls sections for FDA and other regulatory filings. We rely on their ability to successfully manufacture these batches according to product specifications, and Cook has relatively limited experience manufacturing our API. In addition, as a result of our contractual obligations to Roche, we have been required to significantly scale up our commercial API production at Cook during the last three years. If Cook is unable to obtain status as an approved manufacturing facility, or if either Avid or Cook: (i) is unable to retain status as an approved manufacturing facilities; (ii) is unable to otherwise successfully scale up our API production; (iii) fails to manufacture and supply API in the quantity and quality required by us or our collaborators for use in our proprietary and collaboration products and product candidates for any other reason, or (iv) provides the necessary support for the chemistry, manufacturing and controls sections for FDA and other regulatory filings, our business will be adversely affected. In addition, a significant change in such parties' business or financial condition could adversely affect their abilities to fulfill their contractual obligations to us. We have not established, and may not be able to establish, favorable arrangements with additional API manufacturers and suppliers of the ingredients necessary to manufacture the API should the existing manufacturers and suppliers become unavailable or in the event that our existing manufacturers and suppliers are unable to adequately perform their responsibilities. We have attempted to mitigate the impact of supply interruption through the establishment of excess API inventory, but there can be no assurances that this safety stock will be maintained or that it will be sufficient to address any delays, interruptions or other problems experienced by Avid and/or Cook. Any delays, interruptions or other problems regarding the ability of Avid and/or Cook to supply API on a timely basis could: (i) cause the delay of clinical trials or otherwise delay or prevent the regulatory approval of proprietary or collaboration product candidates; (ii) delay or prevent the effective commercialization of proprietary or collaboration products; and/or (iii) cause us to breach contractual obligations to deliver API to our collaborators. Such delays would likely damage our relationship with our collaborators under our key collaboration agreements, and they would have a material adverse effect on our business and financial condition.
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

Failure to comply with regulatory requirements may result in any of the following:

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
During the next twelve months, we may wish to raise additional capital to continue the development of our product candidates or for other current corporate purposes. Our current cash reserves and expected revenues during the next few years may not be sufficient for us to continue the development of our proprietary product candidates, to fund general operations and conduct our business at the level desired. In addition, if we engage in acquisitions of companies, products or technologies in order to execute our business strategy, we may need to raise additional capital. We may raise additional capital in the future through one or more financing vehicles that may be available to us including (i) the public or private issuance of securities; (ii) new collaborative agreements; and/or (iii) expansions or revisions to existing collaborative relationships.
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
Security breaches may disrupt our operations and harm our operating results.
The wrongful use, theft, deliberate sabotage or any other type of security breach with respect to any of our information technology storage and access systems could result in disclosure or dissemination of our proprietary and confidential information that is electronically stored, including research or clinical data, resulting in a material adverse impact on our business, operating results and financial condition. Our security and data recovery measures may not be adequate to protect against computer viruses, break-ins, and similar disruptions from unauthorized tampering with our electronic storage systems. Furthermore, any physical break-in or trespass of our facilities could result in the misappropriation, theft, sabotage or any other type of security breach with respect to our proprietary and confidential information, including research or clinical data or damage to our research and development equipment and assets. Such adverse effects could be material and irrevocable to our business, operating results and financial condition.
Risks Related To Ownership of Our Common Stock
Our stock price is subject to significant volatility.
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low sales prices of our common stock during the twelve months ended September 30, 2013 were $12.15 and $4.80, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this quarterly report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

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
There have been no material changes in our market risks during the quarter ended September 30, 2013.
As of September 30, 2013, our cash equivalents and marketable securities consisted of investments in money market funds, corporate debt obligations, commercial paper and certificates of deposit. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. As of September 30, 2013, based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have provided updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The “Risk Factors” section provides updated information in certain areas, particularly with respect to the risks and uncertainties regarding the use, regulatory approval and commercialization of our product candidates. In this Form 10-Q, we added a risk factor entitled “Security breaches may disrupt our operations and harm our operating results.” In addition, as previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, we added a risk factor entitled "Use of our product candidates or those of our collaborators could be associated with side effects or adverse events" in that report. Except for those updates, we do not believe that the updated risk factors in this Quarterly Report have materially changed the type or magnitude of risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K; and we do not believe that the updated risk factors in this Quarterly Report have materially changed the type or magnitude of risks discussed in the risk factors contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, dated November 14, 2007, by and between the Registrant and the Registrant’s predecessor Nevada corporation (1)

3.1	Composite Certificate of Incorporation (2)

3.2	Certificate of Designation, Preferences and Rights of the terms of the Series A Preferred Stock (1)

3.3	Bylaws, as amended (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	Taxonomy Extension Schema Document

101CAL	Taxonomy Extension Calculation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed November 20, 2007 (File No. 001-32335).

(2)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, filed August 7, 2013 (File No. 001-32335).

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 12, 2011 (File No. 001-32335).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	November 8, 2013	/s/ Gregory I. Frost, Ph.D.
Gregory I. Frost, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 8, 2013	/s/ David A. Ramsay
David A. Ramsay Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)