Form 10-K
period 2013-12-31
HALOZYME THERAPEUTICS INC
filed 2014-02-28
CIK 1159036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes        ☒    No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2013 was approximately $707.0 million based on the closing price on the NASDAQ Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 24, 2014, there were 124,003,650 shares of the registrant’s common stock issued, $0.001 par value per share, and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the “safe harbor” provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements, other than statements of historical fact, included herein regarding our future product development and regulatory events and goals, product collaborations, our business intentions and financial estimates and results are forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as the development or regulatory approval of new products, enhancements of existing products or technologies, third party performance under key collaboration agreements, revenue and expense levels and other statements regarding matters that are not historical are forward-looking statements.
Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” in Part I, Item 1A below, as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.
References to “Halozyme,” "the Company" “we,” “us” and “our” refer to Halozyme Therapeutics, Inc. and its wholly owned subsidiary, Halozyme, Inc., and Halozyme, Inc.'s wholly owned subsidiary, Halozyme Holdings Ltd. References to “Notes” refer to the Notes to Consolidated Financial Statements included herein (refer to Part II, Item 8).
PART I

Item 1.	Business
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
The majority of our approved product and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 temporarily breaks down hyaluronic acid (HA) - a naturally occurring substance that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. We believe this temporary degradation creates an opportunistic window for the improved subcutaneous delivery of injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as Enhanze™ technology. rHuPH20 is also the active ingredient in our first commercially approved product, Hylenex® recombinant. Additionally, we are expanding our scientific work in the extracellular matrix by developing other enzymes and agents that target its unique aspects, giving rise to potentially new molecular entities that can be indicated in endocrinology, oncology and dermatology.
Our proprietary pipeline consists of multiple clinical stage products in diabetes, oncology and dermatology. We currently have collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Pfizer Inc. (Pfizer), Baxter Healthcare Corporation (Baxter) and Intrexon Corporation (Intrexon), with two products approved for marketing in Europe, one product candidate which has been submitted for regulatory approval in the U.S., one product candidate which has been submitted for regulatory approval in Europe and has received a positive opinion from the European Committee for Medicinal Products for Human Use (CHMP), as well as several others at various stages of development.
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
Future revenues from the sales and/or royalties of our product candidates which have not been approved or have recently been approved will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure regulatory approvals for and commercialize the product candidates. We have incurred net operating losses each year since inception, with an accumulated deficit of approximately $382.1 million as of December 31, 2013.
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
Technology
The majority of our approved product and product candidates are based on rHuPH20, a patented recombinant human hyaluronidase enzyme. rHuPH20 temporarily breaks down HA - a naturally occurring substance that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. We believe this temporary degradation creates an opportunistic window for the improved subcutaneous delivery of injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. The HA reconstitutes its normal density within several days and, therefore, we anticipate that any effect of rHuPH20 on the architecture of the subcutaneous space is temporary. rHuPH20 can thus be applied as a drug delivery platform to increase dispersion and absorption of other injected drugs and fluids that are injected under the skin or in the muscle thereby enhancing efficacy or convenience. For example, rHuPH20 can be used to convert drugs that must be delivered intravenously into subcutaneous injections or to reduce the number of subcutaneous injections needed for effective therapy. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as Enhanze technology. rHuPH20 is also the active ingredient in our first commercially approved product, Hylenex recombinant.
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
Strategy
Our business model is based both on developing our own proprietary products as well as entering into high value collaborations. This business model allows for growth in which revenue garnered from collaboration products buffers the spend on proprietary products, resulting in long term sustained growth.
Key aspects of our corporate strategy include the following:

•
Gain approval for and launch our proprietary product candidates - We have three clinical stage product candidates (described below). We intend to continue our efforts to advance these programs toward regulatory approval and commercial launch.

•
Maximize royalty revenue from existing collaborations - Two of the products under our collaborations have been approved in the European Union (EU) and other countries and two product candidates have been submitted for approval (one in the EU and another in the U.S.). We will continue to provide our collaborators assistance as specified under the applicable agreements to support the commercialization of those products such as supplying bulk rHuPH20.

•
Expand and deepen collaborations - We currently have four collaborations with multiple product candidates under development. We intend to work with our existing collaborators to expand our collaborations to add new targets and product candidates under the terms of the operative agreements. In addition, we will continue our efforts to enter into new collaborations to further exploit our technology and derive value therefrom.

Product and Product Candidates
We have one marketed proprietary product and multiple proprietary product candidates targeting several indications in various stages of development. The following table summarizes our proprietary product and product candidates as well as products and product candidates under development with our collaborators:

Product, Collaboration Products and Product Candidates	Therapeutic Area	Use / Indication	Preclinical	Phase 1	Phase 2	Phase 3	Filed	Approved
PROPRIETARY PRODUCT AND PRODUCT CANDIDATES								
HYLENEX® recombinant (hyaluronidase human injection)	Various	Peptide, small molecule, and fluid delivery						
Analog Insulin-PH20 (pen market)	Endocrinology	Diabetes						
PEGPH20	Oncology	Pancreatic Cancer (202)						
PEGPH20	Oncology	Pancreatic Cancer (SWOG)						
HTI-501*	Dermatology	Aesthetics & scarring						
COLLABORATION PRODUCTS AND PRODUCT CANDIDATES								
Roche (up to 8 potential targets)								
Herceptin® SC	Oncology	Breast cancer						Approved**
MabThera® SC	Oncology	Non-Hodgkin's lymphoma					EMA Filed	
Pfizer (up to 6 potential targets)	Primary & Specialty Care	4 specified (PCSK-9) 2 pending						
Baxter								
HyQvia*** (Gammagard with rHuPH20)	Immunology	Primary immunodeficiency						EMA Approved
Intrexon								
Alpha 1-antitrypsin with rHuPH20	Immunology	Hereditary emphysema						

* Clinical study conducted in Mexico. U.S. IND has not been filed.
** Approved in EU, filed in other selected countries around the world. Not filed in U.S. and Japan.
*** FDA CRL, as of 8/1/12

Proprietary Pipeline
Hylenex Recombinant (hyaluronidase human injection)
Hylenex recombinant is a formulation of rHuPH20 that has received the U.S. Food and Drug Administration (FDA) approval to facilitate subcutaneous fluid administration for achieving hydration, to increase the dispersion and absorption of other injected drugs and, in subcutaneous urography, to improve resorption of radiopaque agents. We reintroduced Hylenex recombinant to the market in December 2011 after resolution of Baxter’s voluntary recall and the return by Baxter of marketing rights to us. Upon its return to the market, our focus was to take advantage of the initial markets previously developed by Baxter. Hylenex recombinant is currently the number one prescribed branded hyaluronidase. We are continuing to assess our commercial and strategic options for the product to address additional uses such as in connection with insulin pumps as described further below under “Ultrafast Insulin Program.”

Ultrafast Insulin Program
Our most advanced proprietary program combines rHuPH20 with prandial (mealtime) insulin intended for the diabetes market. Diabetes mellitus is an increasingly prevalent, costly condition associated with substantial morbidity and mortality. Attaining and maintaining target blood sugar levels to seek to minimize the long-term clinical risks is a key treatment goal for people living with diabetes.
The primary goal of our ultrafast insulin program is to enable a best-in-class prandial insulin product, with demonstrated clinical benefits for diabetes mellitus patients, in comparison to the current standard of care analog insulin products. Towards that goal, we pair rHuPH20 with prandial insulin to facilitate faster insulin dispersion in, and absorption from, the subcutaneous space into the vascular compartment, intended to lead to a faster insulin response and a shorter duration of action similar to that found in people without diabetes. A number of clinical trials investigating the various attributes of our product candidates have been completed.
We currently view two distinct opportunities to enter the prandial insulin market:
The first opportunity (what we refer to as the Continuous Subcutaneous Insulin Injection (CSII) market) is to pre-treat the insulin infusion site with Hylenex recombinant at the time of infusion site change (once every 3 days). Pump therapy is growing in the U.S. among patients with Type 1 and Type 2 diabetes. We believe that the pre-treatment of the infusion site with Hylenex recombinant could provide faster onset and shorter duration of insulin action. We currently intend to commercialize Hylenex recombinant in CSII ourselves, with an initial focus on adults with Type 1 diabetes.
For the CSII market, we have published interim data from a study evaluating the use of Hylenex recombinant in analog insulin pump therapy that showed pre-administration of Hylenex recombinant provided what appeared to be “faster-on” and “faster-off” effects than current rapid insulin analogs. Copies of these publications can be found at http://www.halozyme.com/Technology/Journals-Abstracts-And-Posters/default.aspx. Data from the double-blind cross-over study showed that pre-treatment of the infusion site with Hylenex recombinant, at the time of infusion set change, accelerated the absorption and shortened the action of mealtime insulin, provided a more consistent insulin action profile and improved post-prandial glucose control.
In preparation for commercializing Hylenex recombinant in the CSII market in Type 1 diabetes for pre-administration with analog insulin, we are conducting supportive clinical studies, developing our regulatory and commercial strategy, manufacturing product and developing the administration convenience kit. In the first quarter of 2013, we initiated CONSISTENT 1, the largest of several planned studies for the CSII market. The CONSISTENT 1 study is evaluating the safety and efficacy of Hylenex recombinant in a 24 month trial conducted in over 400 Type 1 diabetic patients who were randomized 3:1 to either rapid acting analog insulin (RAI) delivered by CSII with Hylenex or standard CSII using RAI alone. Subjects randomized to the Hylenex group administer 150 units of Hylenex once every three days through each new infusion cannula, immediately prior to initiation of insulin delivery. The primary efficacy endpoint is comparison of change from baseline of A1C levels (A1C is a measure of average blood sugar over three months) using an industry standard non inferiority margin of 0.4%. The time point for assessment of the primary endpoint for the study was recently changed from four months to six months based on feedback we received from the FDA. Secondary endpoints for the study are hypoglycemia rates, hyperglycemia comparisons, glucose variability and safety endpoints (adverse events, local tolerability and immunogenicity). Enrollment for this trial was completed in the third quarter of 2013. We plan to communicate top line results from the CONSISTENT 1 study in the first quarter of 2014. We are currently in dialog with the FDA regarding the path for a labeling update to include key efficacy and safety data prior to initiating promotion of Hylenex recombinant for this use.
The second opportunity (what we refer to as the Multiple Daily Injection (MDI) market) is to combine rHuPH20 with an FDA approved RAI, e.g., insulin lispro (Humalog®) (Lispro-PH20), insulin aspart (Novolog®) (Aspart-PH20) and insulin glulisine (Apidra®) (Glulisine-PH20), (each such combination, analog-PH20), to accelerate their action. Based on the need for broad commercial reach to successfully introduce a new prandial insulin to the injection market, we believe that to maximize value, partnering with a large biotechnology or pharmaceutical company with global access to both the primary care and endocrinology markets may be required.

With regard to the MDI opportunity, we published data from two treatment studies - one in Type 1 diabetes patients and one in Type 2 diabetes patients. Copies of these publications can be found at http://www.halozyme.com/Technology/Journals-Abstracts-And-Posters/default.aspx. Both studies met their primary endpoints of A1C non-inferiority and improved post-prandial glucose control compared to patients who were treated with RAI alone. Additionally, data from the Type 1 diabetes treatment study indicated that Analog-PH20 formulations reduced hypoglycemia compared to RAI alone.
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
Over 100,000 patients in the U.S. and EU are diagnosed with pancreatic cancer annually and are frequently not diagnosed until late stages. The pathologic accumulation of HA, along with other matrix components, creates a unique microenvironment for the growth of tumor cells compared to normal cells. We believe that depleting the HA component of the tumor architecture with PEGPH20 disrupts the tumor microenvironment, resulting in tumor growth inhibition. In addition, removal of HA rich matrix results in opening previously constricted vessels to allow anti-cancer therapies to have greater access to the tumor, which may enhance the treatment effect of complementary therapeutic modalities. Increased blood flow may also enable increased efficacy of radiotherapy treatment.
In June 2013, we presented the results from a Phase 1b clinical study of PEGPH20 in combination with gemcitabine for the treatment of patients with stage IV metastatic pancreatic cancer (Phase 1b PEGPH20 Clinical Study) at the 2013 American Society of Clinical Oncology (ASCO) Annual meeting. This study enrolled 28 patients with previously untreated stage IV pancreatic ductal adenocarcinoma. Patients were treated with one of three doses of PEGPH20 (1.0, 1.6 and 3.0 µg/kg twice weekly for four weeks, then weekly thereafter) in combination with gemcitabine 1000 mg/m2 administered intravenously. In this study, the overall response rate (complete response + partial response) by RECIST 1.1 criteria was 42 percent (10 of 24 patients, 95 percent CI 22 - 62 percent) for those treated at therapeutic dose levels of PEGPH20 (1.6 and 3.0 µg/kg) as assessed by an independent radiology review.
In September 2013, at the European Cancer Congress 2013, we presented exploratory post-hoc analysis of progression free survival and overall survival of a small subset of patients treated with PEGPH20 with available biopsy samples and HA scores in the Phase 1b study. Both progression free survival and overall survival were longer in patients with high levels of tumor HA compared to patients with low levels of tumor HA. The observation that patients with tumors characterized by high levels of HA may respond best to PEGPH20 has resulted in our effort to develop a companion diagnostic to enable pre-selection of these patients.
In the second quarter of 2013, we initiated a Phase 2 multicenter, randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV metastatic pancreatic cancer. Approximately 124 patients are expected to complete in the study and receive gemcitabine and nab-paclitaxel (ABRAXANE™) either with or without PEGPH20. The primary outcome will be to measure progression-free survival between patients administered with PEGPH20 and those who are not. We expect to complete enrollment in this study in the second half of 2014. In addition, in October 2013, SWOG, a cancer research cooperative group of more than 4,000 researchers in over 500 institutions around the world, initiated a 144 patient Phase 1b/2 randomized clinical trial of PEGPH20 in combination with modified FOLFIRINOX chemotherapy (mFOLFIRINOX) compared to mFOLFIRINOX treatment alone in patients with metastatic pancreatic adenocarcinoma.
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
We are exploring HTI-501 as an approach to the treatment of edematous fibrosclerotic panniculopathy, also known as cellulite. The condition affects the great majority of post-adolescent women and is prevalent in all races. We believe that the collagen fibers (“fibrous septa”) anchor the epidermis against the swelling of subcutaneous fat, which creates the dimpled appearance associated with the condition. We believe that HTI-501 deposited under the skin can release the tension in the collagenous fibrous septa and thereby smoothing the dimpled appearance of the skin. HTI-501 may also be potentially utilized as a treatment for other conditions involving collagen, such as frozen shoulder, Dupuytren’s contracture, Peyronie’s disease, keloids and hypertrophic scarring.
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
Interim results from this trial were presented June 29, 2013 at the 9th Annual World Congress of Cosmetic Dermatology in Athens, Greece. The primary endpoint is physician assessment at Day 28, supported by secondary endpoints of subject self-evaluations and objective measurements of changes to the skin topography. The interim results from 12 of the planned 34 evaluable patients from this Phase 1/2 trial indicates pharmacologic activity at the primary 28 day observation point, with 83 percent of subjects (10 of 12) showing improvement from the pretreatment assessment, with a median improvement of 53 percent (p=.006) by the primary physician assessment. In comparison, 75 percent of subjects (9 of 12) showed improvement with a median improvement of 22 percent (p=.009) for the vehicle injection control at the same observation point. The objective measure (skin topography) for the treated area showed modest improvement in 80 percent of evaluable subjects (8 of 10) treated with HTI-501 (p=.042), but was not significantly changed for the vehicle control (p=.84) or a post-hoc evaluation of non-injected areas. To query the robustness of any study conclusions, an independent blinded panel evaluation of images will be performed on the evaluable subjects at one and six months following treatment. The HTI-501 enzyme and its formulation have been well tolerated so far in this trial at all doses and formulations tested, with no serious or severe adverse events. The most common side effects have been mild to moderate transient injection site discomfort and mild to moderate injection site bruising, resolving within about two weeks without intervention. We expect to report top line data at the three month and six month endpoints in the first quarter of 2014.
We currently do not have an investigational new drug application (IND) in the U.S., which would be required for us to conduct clinical trials in the U.S. for HTI-501. In order for us to file an IND, we will need to conduct significant development work including preclinical studies and manufacturing development. We are currently evaluating strategic options for further development of this product candidate.
Collaborations
Roche Collaboration
In December 2006, we and Roche entered into an agreement under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with up to thirteen Roche target compounds (the Roche Collaboration). Roche initially had the exclusive right to apply rHuPH20 to only three pre-defined Roche biologic targets with the option to exclusively develop and commercialize rHuPH20 with ten additional targets. As of December 31, 2013, Roche has elected a total of five exclusive targets and retains the option to develop and commercialize rHuPH20 with three additional targets through the payment of annual license maintenance fees.
In September 2013, Roche launched a subcutaneous (SC) formulation of Herceptin® (trastuzumab) (Herceptin SC) in Europe for the treatment of patients with HER2-positive breast cancer. This formulation utilizes our recombinant human hyaluronidase (rHuPH20) and is administered in two to five minutes, rather than 30 to 90 minutes with the standard intravenous form. Roche received European marketing approval for Herceptin SC in August 2013. The European Commission’s approval was based on data from Roche’s Phase 3 HannaH study which showed that the subcutaneous formulation of Herceptin was associated with comparable efficacy (pathological complete response, pCR) to Herceptin administered intravenously in women with HER2-positive early breast cancer and resulted in non-inferior trastuzumab plasma levels. Overall, the safety profile in both arms of the HannaH study was consistent with that expected from standard treatment with Herceptin and chemotherapy in this setting. No new safety signals were identified. Breast cancer is the most common cancer among women worldwide. Each year, about 1.4 million new cases of breast cancer are diagnosed worldwide, and over 450,000 women will die of the disease annually. In HER2-positive breast cancer, increased quantities of the human epidermal growth factor receptor 2 (HER2) are present on the surface of the tumor cells. This is known as “HER2 positivity” and affects approximately 15% to 20% of women with breast cancer. HER2-positive cancer is a particularly aggressive form of breast cancer.
In December 2012, Roche submitted Line Extension Applications to the European Medicines Agency (EMA) for MabThera SC, Roche’s SC formulation of MabThera® (rituximab) using rHuPH20. In January 2014, the CHMP recommended that the European Commission approve MabThera SC for the treatment of patients with common forms of non-Hodgkin lymphoma (NHL). NHL is a type of cancer that affects lymphocytes (white blood cells). An estimated 66,000 new cases of NHL were diagnosed in the U.S. in 2009 with approximately 356,000 new cases reported worldwide. In December 2012, at the annual meeting of the American Society of Hematology, Roche presented positive data from the first stage of its two-stage Phase 3 clinical study investigating pharmacokinetics, efficacy and safety of MabThera SC. The primary endpoint in the first stage of the study was met, showing the MabThera SC injection resulted in non-inferior MabThera concentrations in the blood compared with IV-infused MabThera (MabThera IV).
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
Baxter filed a biologic license application (BLA) for HyQvia in the U.S. in the second quarter of 2011. On August 1, 2012, we announced that the FDA had issued a complete response letter (CRL) for Baxter’s HyQvia BLA. The CRL requested additional preclinical data to support the BLA. The primary issues raised in the CRL focused on non-neutralizing antibodies generated against rHuPH20 and the possible effects of these antibodies on reproduction, development and fertility. Elevated anti-rHuPH20 antibody titers were detected in the registration trial, but have not been associated with any adverse events. Pending Baxter and us providing additional preclinical data sufficient to address the regulatory questions, the FDA has requested that patients should no longer be dosed with rHuPH20 in the Baxter HyQvia program. In December 2013, we and Baxter announced that Baxter has completed submission of the amended BLA to the FDA to re-initiate the review process for approval of HyQvia. Baxter submitted additional preclinical data in response to the CRL from the FDA in 2012 and expects a six-month review.
In May 2013, the European Commission granted Baxter marketing authorization in all EU Member States for the use of HyQvia (solution for subcutaneous use) as replacement therapy for adult patients with primary and secondary immunodeficiencies. This therapy offers patients the option to administer their therapy at home, in a single subcutaneous site every three to four weeks.

Baxter launched HyQvia in the first EU country in July 2013 and in a number of other EU countries in the second half of 2013. Baxter plans to expand the launch to additional EU countries in 2014.
Pfizer Collaboration
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining rHuPH20 enzyme with Pfizer proprietary biologics directed to up to six targets in primary care and specialty care indications (the Pfizer Collaboration). Targets may be selected on an exclusive or non-exclusive basis. In September 2013, Pfizer elected the fourth therapeutic target on an exclusive basis. In December 2013, Pfizer announced that one of the targets is proprotein convertase subtilisin/kexin type 9, also known as PCSK9, which is an enzyme that in humans is encoded by the PCSK9 gene. The PCSK9 gene provides instructions for making a protein that helps regulate the amount of cholesterol in the bloodstream.
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
ViroPharma Collaboration
In May 2011, we and ViroPharma entered into a collaboration and license agreement under which ViroPharma obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development and commercialization of a subcutaneous injectable formulation of ViroPharma’s commercialized product, Cinryze (C1 esterase inhibitor [human]) (the ViroPharma Collaboration). In addition, the license provides ViroPharma with exclusivity to C1 esterase inhibitor and to hereditary angioedema, a rare, debilitating and potentially fatal genetic disease, along with three additional orphan indications. This agreement was terminated by ViroPharma in February 2014.
For a further discussion of the material terms of our collaboration agreements, refer to Note 4, Collaborative Agreements, to our consolidated financial statements.
Customers
For the years ended December 31, 2013, 2012 and 2011, 64%, 45% and 19% of total revenues, respectively, were from Roche and 10%, 17% and 42% of total revenues, respectively, were from Baxter. For the years ended December 31, 2013 and 2012, 4% and 22% of total revenues, respectively, were from Pfizer. In addition, for the year ended December 31, 2011, 22% and 16% of total revenues were from ViroPharma and Intrexon, respectively. For information regarding our revenues from external customers, refer to Note 2, Summary of Significant Accounting Policies — Concentrations of Credit Risk, Sources of Supply and Significant Customers.
Patents and Proprietary Rights
Patents and other proprietary rights are essential to our business. Our success will depend in part on our ability to obtain patent protection for our inventions, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. Our strategy is to actively pursue patent protection in the U.S. and certain foreign jurisdictions for technology that we believe to be proprietary to us and that offers us a potential competitive advantage. Our patent portfolio includes 20 issued patents in the U.S., 57 issued patents in Europe and other countries in the world and a number of pending patent applications. In general, patents have a term of 20 years from the application filing date or earlier claimed priority date. Our issued patents will expire between 2022 and 2030. We are the exclusive licensee of the University of Connecticut under a patent covering the DNA sequence that encodes human hyaluronidase. This patent expires in 2015. We have multiple patents and patent applications throughout the world pertaining to our recombinant human hyaluronidase and methods of use and manufacture, including an issued U.S. patent which expires in 2027 and an issued European patent which expires in 2024, which we believe cover the products and product candidates under our existing collaborations, Hylenex recombinant, PEGPH20 and our endocrinology product candidates. In addition, we have, under prosecution throughout the world, multiple patent applications that relate specifically to individual product candidates under development, the expiration of which can only be definitely determined upon maturation into our issued patents. We believe our patent filings represent a barrier to entry for potential competitors looking to utilize these hyaluronidases.
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
We also file trademark applications to protect the names of our products and product candidates. These applications may not mature to registration and may be challenged by third parties. We are pursuing trademark protection in a number of different countries around the world. There can be no assurances that our registered or unregistered trademarks or trade names will not infringe on rights of third parties or will be acceptable to regulatory agencies.
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
Since our inception in 1998 through December 31, 2013, we have incurred research and development expenses of $425.8 million. From January 1, 2011 through December 31, 2013, approximately 21% and 18% of our research and development expenses were associated with the development of our ultrafast insulin and PEGPH20 product candidates, respectively. Due to the uncertainty in obtaining the FDA and other regulatory approvals, our reliance on third parties and competitive pressures, we are unable to estimate with any certainty the additional costs we will incur in the continued development of our proprietary product candidates for commercialization. However, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development.
Manufacturing
We do not have our own manufacturing facility for our product and product candidates, or their active pharmaceutical ingredient (API) or bulk forms, or the capability to package our product. We have engaged third parties to manufacture bulk rHuPH20 and our product Hylenex recombinant.
We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (Avid) and Cook Pharmica LLC (Cook) to produce supplies of bulk rHuPH20. These manufacturers each produce bulk rHuPH20 under current Good Manufacturing Practices (cGMP) for clinical uses. Avid currently produces bulk rHuPH20 for use in Hylenex recombinant and our other collaboration products and product candidates. We rely on their ability to successfully manufacture these batches according to product specifications, and Cook has limited experience manufacturing bulk rHuPH20. In addition, we have been working to scale-up, validate and qualify Cook as a manufacturer of bulk rHuPH20 for use in the product and product candidates under the Roche collaboration. To date, Cook has not been submitted to the European regulatory authorities by Roche as an approved manufacturer for Herceptin SC and MabThera SC. It is essential for our business for Cook and Avid to (i) retain their status as cGMP-approved manufacturing facilities; (ii) to successfully scale up bulk rHuPH20 production; or (iii) manufacture the bulk rHuPH20 required by us and our collaborators for use in our proprietary and collaboration products and product candidates. In addition to supply obligations, Avid and Cook will also provide support for the chemistry, manufacturing and controls sections for FDA and other regulatory filings.
We have a commercial manufacturing and supply agreement with Baxter, a cGMP-approved manufacturing facility, under which Baxter provides the final fill and finishing steps in the production process of Hylenex recombinant. Under our commercial manufacturing and supply agreement with Baxter, Baxter has agreed to fill and finish Hylenex recombinant product for us until December 31, 2015, subject to further extensions in accordance with the terms of the agreement. We and Baxter are currently engaged in transitioning the fill, finish and packaging of Hylenex recombinant from the existing manufacturing line to a higher capacity and more efficient line at Baxter and gaining FDA approval for the new line before Hylenex recombinant can be filled, finished and packaged from that line. In June 2011, we entered into a services agreement with another third party manufacturer for the technology transfer and manufacture, fill, finish or packaging of Hylenex recombinant. We will also need to gain regulatory approval for the third party manufacturer prior to commencing use of this third party for manufacture of Hylenex recombinant.
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
We sell Hylenex recombinant in the U.S. to wholesale distributors, who sell to hospitals, ambulatory surgery centers and other end-users. We have engaged Integrated Commercial Solutions (ICS), a division of AmerisourceBergen Specialty Group, a subsidiary of AmerisourceBergen, to act as our exclusive distributor for commercial shipment and distribution of Hylenex recombinant to our customers in the United States. In addition to distribution services, ICS provides us with other key services related to logistics, warehousing, returns and inventory management, contract administration and chargebacks processing and accounts receivable management. In addition, we utilize third parties to perform various other services for us relating to regulatory monitoring, including call center management, adverse event reporting, safety database management and other product maintenance services.
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
The results of these laboratory and preclinical studies may be submitted to the FDA as part of an IND application. The sponsor of an IND application may commence human testing of the compound 30 days after submission of the IND, unless notified to the contrary by the FDA.
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
Data from all clinical studies, as well as all laboratory and preclinical studies and evidence of product quality, are typically submitted to the FDA in a new drug application (NDA). The results of the preclinical and clinical testing of a biologic product candidate are submitted to the FDA in the form of a BLA, for evaluation to determine whether the product candidate may be approved for commercial sale. In responding to a BLA or NDA, the FDA may grant marketing approval, request additional information, or deny the application. Although the FDA’s requirements for clinical trials are well established and we believe that we have planned and conducted our clinical trials in accordance with the FDA’s applicable regulations and guidelines, these requirements, including requirements relating to testing the safety of drug candidates, may be subject to change as a result of recent announcements regarding safety problems with approved drugs. Additionally, we could be required to conduct additional trials beyond what we had planned due to the FDA’s safety and/or efficacy concerns or due to differing interpretations of the meaning of our clinical data. (See Part I, Item 1A, Risk Factors.)
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
Segment Information
We operate our business as one segment, which includes all activities related to the research, development and commercialization of human enzymes that either transiently modify tissue under the skin to facilitate the delivery of injected drugs and fluids or to alter abnormal tissue structures for clinical benefit. This segment also includes revenues and expenses related to (i) research and development activities conducted under our collaboration agreements with third parties and (ii) product sales of Hylenex recombinant. The chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment. We had no foreign based operations and no long-lived assets located in foreign countries as of and for the years ended December 31, 2013, 2012 and 2011. Refer to the Notes for additional financial information regarding our operating segment.
Executive Officers of the Registrant
Information concerning our executive officers, including their names, ages and certain biographical information can be found in Part III, Item 10, Directors, Executive Officers and Corporate Governance. This information is incorporated by reference into Part I of this report.
Employees
As of February 24, 2014, we had 170 full-time employees. None of our employees are unionized and we believe our employee relations to be good.

Item 1A.	Risk Factors
Risks Related to Our Business
We have generated only minimal revenue from product sales to date; we have a history of net losses and negative cash flow, and we may never achieve or maintain profitability.
Relative to expenses incurred in our operations, we have generated only minimal revenues from product sales, licensing fees, milestone payments, bulk rHuPH20 supply payments and research reimbursements to date and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, licensing fees, research reimbursements, bulk rHuPH20 supply payments and/or milestone payments, we expect to incur significant operating losses over the next few years. We have never been profitable, and we may never become profitable. Through December 31, 2013, we have incurred aggregate net losses of approximately $382.1 million.

If our product candidates do not receive and maintain regulatory approvals, or if approvals are not obtained in a timely manner, such failure or delay would substantially impair our ability to generate revenues.
Approval from the FDA or equivalent health authorities is necessary to manufacture and market pharmaceutical products in the United States and the other countries in which we anticipate doing business have similar requirements. The process for obtaining FDA and other regulatory approvals is extensive, time-consuming, risky and costly, and there is no guarantee that the FDA or other regulatory bodies will approve any applications that may be filed with respect to any of our product candidates, or that the timing of any such approval will be appropriate for the desired product launch schedule for a product candidate. We and our collaborators attempt to provide guidance as to the timing for the filing and acceptance of such regulatory approvals, but such filings and approvals may not occur when we or our collaborators expect, or at all. The FDA or other foreign regulatory agency may refuse or delay approval of our product candidates for failure to collect sufficient clinical or animal safety data and require us or our collaborators to conduct additional clinical or animal safety studies which may cause lengthy delays and increased costs to our programs. For example, we announced on August 1, 2012 that the FDA had issued a CRL for Baxter's HyQvia BLA. The CRL requested additional preclinical data to support the BLA. The primary issues raised in the letter focused on non-neutralizing antibodies generated against rHuPH20 and the possible effects of these antibodies on reproduction, development and fertility. Elevated anti-rHuPH20 antibody titers were detected in the registration trial, but have not been associated with any adverse events. Pending Baxter and us providing additional preclinical data sufficient to address the regulatory questions, the FDA has requested that patients should no longer be dosed with rHuPH20 in the Baxter clinical studies. In view of the issues raised in the HyQvia CRL, we contacted the FDA regarding the impact on Hylenex recombinant. After reviewing the applicable data submitted by us, FDA confirmed that there was no need for actions against Hylenex recombinant or clinical programs under the Hylenex recombinant IND application(s). Subsequent to this, in August 2013, our collaborator ViroPharma announced that it was discontinuing its study of subcutaneous administration of Cinryze in combination with rHuPH20 in adolescents and adults with hereditary angioedema attacks, following discussion with FDA regarding the emergence of an unexpected incidence and titer of non-neutralizing anti-rHuPH20 antibodies in a number of patients with the formulation being used in this study. ViroPharma terminated its collaboration and license agreement with us in February 2014. Although these antibodies have not been associated with any adverse clinical effects, we cannot assure you that they will not arise and have an adverse impact on future development of rHuPH20 or future sales of Hylenex recombinant.
There can be no assurance that Baxter and we will be able to resolve the issues raised by the FDA in a timely manner which could result in a delay or failure to gain regulatory approval for the HyQvia product candidate. Furthermore, although we do not believe at this time that the issues raised by the FDA with respect to the HyQvia BLA or the ViroPharma Phase 2 study will have a significant impact on our proprietary and other collaboration product candidates, there can be no assurance that these concerns will not also be raised by the FDA or other health authorities in the future.
Only two of our collaboration product candidates have been approved for commercialization and two of our collaboration product candidates are currently in the regulatory approval process. Only one of our proprietary products has been approved for commercialization, and we have no proprietary product candidates currently in the regulatory approval process. We and our collaborators may not be successful in obtaining such approvals for any potential products in a timely manner, or at all. Refer to the risk factor titled “Our proprietary and collaboration product candidates may not receive regulatory approvals or their development may be delayed for a variety of reasons, including unsuccessful clinical trials, regulatory requirements or safety concerns” for additional information relating to the approval of product candidates.
Additionally, even with respect to products which have been approved for commercialization, in order to continue to manufacture and market pharmaceutical products, we or our collaborators must maintain our regulatory approvals. If we or any of our collaborators are unsuccessful in maintaining our regulatory approvals, our ability to generate revenues would be adversely affected.
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
If our contract manufacturers are unable to manufacture and supply to us bulk rHuPH20 in the quantity and quality required by us or our collaborators for use in our products and product candidates, our product development and commercialization efforts could be delayed or stopped and our collaborations could be damaged.
We have existing supply agreements with contract manufacturing organizations Avid and Cook to produce bulk rHuPH20. These manufacturers each produce bulk rHuPH20 under current cGMP for clinical uses. Avid currently produces bulk rHuPH20 for use in Hylenex recombinant and our other collaboration products and product candidates. In addition to supply obligations, Avid and Cook will also provide support for the chemistry, manufacturing and controls sections for FDA and other regulatory filings. We rely on their ability to successfully manufacture these batches according to product specifications, and Cook has relatively limited experience manufacturing bulk rHuPH20. In addition, we have been working to scale-up, validate and qualify Cook as a manufacturer of bulk rHuPH20 for use in the product and product candidates under the Roche collaboration. To date, Cook has not been submitted to the European regulatory authorities by Roche as an approved manufacturer for Herceptin SC and MabThera SC. If Cook is unable to obtain status as an approved manufacturing facility, or if either Avid or Cook: (i) is unable to retain status as an approved manufacturing facilities; (ii) is unable to otherwise successfully scale up bulk rHuPH20 production; or (iii) fails to manufacture and supply bulk rHuPH20 in the quantity and quality required by us or our collaborators for use in our proprietary and collaboration products and product candidates for any other reason, our business will be adversely affected. In addition, a significant change in such parties' business or financial condition could adversely affect their abilities to fulfill their contractual obligations to us. We have not established, and may not be able to establish, favorable arrangements with additional bulk rHuPH20 manufacturers and suppliers of the ingredients necessary to manufacture bulk rHuPH20 should the existing manufacturers and suppliers become unavailable or in the event that our existing manufacturers and suppliers are unable to adequately perform their responsibilities. We have attempted to mitigate the impact of supply interruption through the establishment of excess bulk rHuPH20 inventory, but there can be no assurances that this safety stock will be maintained or that it will be sufficient to address any delays, interruptions or other problems experienced by Avid and/or Cook. Any delays, interruptions or other problems regarding the ability of Avid and/or Cook to bulk rHuPH20 on a timely basis could: (i) cause the delay of clinical trials or otherwise delay or prevent the regulatory approval of proprietary or collaboration product candidates; (ii) delay or prevent the effective commercialization of proprietary or collaboration products; and/or (iii) cause us to breach contractual obligations to deliver bulk rHuPH20 to our collaborators. Such delays would likely damage our relationship with our collaborators under our key collaboration agreements, and they would have a material adverse effect on our business and financial condition.
If any party to a key collaboration agreement, including us, fails to perform material obligations under such agreement, or if a key collaboration agreement, or any other collaboration agreement, is terminated for any reason, our business could significantly suffer.
We have entered into multiple collaboration agreements under which we may receive significant future payments in the form of milestone payments, target designation fees, maintenance fees and royalties. We are dependent on our collaborators to develop and commercialize product candidates subject to our collaborations in order for us to realize any financial benefits from these collaborations. Our collaborators may not devote the attention and resources to such efforts that we would to such efforts ourselves, change their promotional efforts or simultaneously develop and commercialize products in competition to those products we have licensed to them. Any of these actions could not be visible to us immediately and could negatively impact the benefits and revenue we receive from such collaboration. In addition, in the event that a party fails to perform under a key collaboration agreement, or if a key collaboration agreement is terminated, the reduction in anticipated revenues could delay or suspend our product development activities for some of our product candidates, as well as our commercialization efforts for some or all of our products. Specifically, the termination of a key collaboration agreement by one of our collaborators could materially impact our ability to enter into additional collaboration agreements with new collaborators on favorable terms, if at all. In certain circumstances, the termination of a key collaboration agreement would require us to revise our corporate strategy going forward and reevaluate the applications and value of our technology.
Most of our current proprietary and collaboration products and product candidates rely on the rHuPH20 enzyme, and any adverse development regarding rHuPH20 could substantially impact multiple areas of our business, including current and potential collaborations, as well as proprietary programs.
rHuPH20 is a key technological component of Enhanze technology and our most advanced proprietary and collaboration products and product candidates, including the product candidates under our Roche, Pfizer, Baxter and Intrexon collaborations, our ultrafast insulin program, our PEGPH20 program and Hylenex recombinant. An adverse development for rHuPH20 (e.g., an adverse regulatory determination relating to rHuPH20, if we are unable to obtain sufficient quantities of rHuPH20, if we are unable to obtain or maintain material proprietary rights to rHuPH20 or if we discover negative characteristics of rHuPH20) would substantially impact multiple areas of our business, including current and potential collaborations, as well as proprietary programs. For example, elevated anti-rHuPH20 antibody titers have been detected in the registration trial for Baxter's HyQvia product candidate as well as in ViroPharma's Phase 2 clinical trial with subcutaneous Cinryze with rHuPH20, but have not been associated, in either case, with any adverse events. Baxter has submitted preclinical data to the FDA regarding the antibodies in its BLA resubmission in response to the CRL received for the HyQvia BLA and is awaiting response from the FDA. ViroPharma has chosen to discontinue the Phase 2 clinical trial with subcutaneous Cinryze with rHuPH20 due to the unexpected incidence and titer of antibodies in a number of patients with the formulation being used in this study and has terminated its collaboration and license agreement with us in February 2014. We monitor for antibodies to rHuPH20 in our collaboration and proprietary programs, and although we do not believe at this time that the incidence of non-neutralizing anti-rHuPH20 antibodies in either the HyQvia program or the ViroPharma program will have a significant impact on our other proprietary and other collaboration product candidates, there can be no assurance that there will not be other such occurrences in our other programs or that concerns regarding these antibodies will not also be raised by the FDA or other health authorities in the future, which could result in delays or discontinuations of our development or commercialization activities or deter entry into additional collaborations with third parties.
Our proprietary and collaboration product candidates may not receive regulatory approvals or their development may be delayed for a variety of reasons, including unsuccessful clinical trials, regulatory requirements or safety concerns.
Clinical testing of pharmaceutical products is a long, expensive and uncertain process, and the failure or delay of a clinical trial can occur at any stage. Even if initial results of preclinical and nonclinical studies or clinical trial results are promising, we or our collaborators may obtain different results in subsequent trials or studies that fail to show the desired levels of safety and efficacy, or we may not, or our collaborators may not, obtain applicable regulatory approval for a variety of other reasons. Preclinical, nonclinical, and clinical trials for any of our proprietary or collaboration product candidates could be unsuccessful, which would delay or prohibit regulatory approval and commercialization of the product candidates. In the United States and other jurisdictions, regulatory approval can be delayed, limited or not granted for many reasons, including, among others:

•	clinical results may not meet prescribed endpoints for the studies or otherwise provide sufficient data to support the efficacy of our product candidates;

•	clinical and nonclinical test results may reveal side effects, adverse events or unexpected safety issues associated with the use of our product candidates;

•	regulatory review may not find a product candidate safe or effective enough to merit either continued testing or final approval;

•	regulatory review may not find that the data from preclinical testing and clinical trials justifies approval;

•
regulatory authorities may require that we change our studies or conduct additional studies which may significantly delay or make continued pursuit of approval commercially unattractive; for example, based on FDA feedback, we recently changed the time point for assessment of the primary endpoint of non-inferiority of A1C from four months to six months in our CONSISTENT 1 trial for Hylenex recombinant for use in CSII;

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

If a proprietary or collaboration product candidate is not approved in a timely fashion on commercially viable terms, or if development of any product candidate is terminated due to difficulties or delays encountered in the regulatory approval process, it could have a material adverse impact on our business, and we will become more dependent on the development of other proprietary or collaboration product candidates and/or our ability to successfully acquire other products and technologies. There can be no assurances that any proprietary or collaboration product candidate will receive regulatory approval in a timely manner, or at all. For example, we are currently in dialog with the FDA regarding the path for a labeling update to include key efficacy and safety data prior to initiating Hylenex recombinant for use in CSII. There can be no assurance that we will be able to gain clarity as to the FDA’s requirements or that the requirements may be satisfied by us in a commercially feasible way. If we are not successful in updating data into the Hylenex recombinant labeling, our ability to promote this use will be limited and may adversely impact our projected market for the CSII use.
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
Our third party collaborators are responsible for providing certain proprietary materials that are essential components of our collaboration products and product candidates, and any failure to supply these materials could delay the development and commercialization efforts for these collaboration products and product candidates and/or damage our collaborations.
Our development and commercialization collaborators are responsible for providing certain proprietary materials that are essential components of our collaboration products and product candidates. For example, Roche is responsible for producing the Herceptin and MabThera required for its subcutaneous products and Baxter is responsible for producing the GAMMAGARD LIQUID for its product HyQvia. If a collaborator, or any applicable third party service provider of a collaborator, encounters difficulties in the manufacture, storage, delivery, fill, finish or packaging of the collaboration product or product candidate or component of such product or product candidate, such difficulties could (i) cause the delay of clinical trials or otherwise delay or prevent the regulatory approval of collaboration product candidates; and/or (ii) delay or prevent the effective commercialization of collaboration products. Such delays could have a material adverse effect on our business and financial condition. For example, Baxter received a Warning Letter from the FDA in January 2010 regarding Baxter's GAMMAGARD LIQUID manufacturing facility in Lessines, Belgium. The FDA indicated in March 2010 that the issues raised in the Warning Letter had been addressed by Baxter, and we do not expect these issues to impact the development of the HyQvia product.

We rely on third parties to prepare, fill, finish and package our products and product candidates, and if such third parties should fail to perform, our commercialization and development efforts for our products and product candidates could be delayed or stopped.
We rely on third parties to store and ship bulk rHuPH20 on our behalf and to also prepare, fill, finish and package our products and product candidates prior to their distribution. If we are unable to locate third parties to perform these functions on terms that are acceptable to us, or if the third parties we identify fail to perform their obligations, the progress of clinical trials could be delayed or even suspended and the commercialization of approved product candidates could be delayed or prevented. For example, Hylenex recombinant product was voluntarily recalled in May 2010 because a portion of the Hylenex recombinant manufactured by Baxter was not in compliance with the requirements of the underlying Hylenex recombinant agreements. During the second quarter of 2011, we submitted the data that the FDA had requested to support the reintroduction of Hylenex recombinant. The FDA approved the submitted data and granted the reintroduction of Hylenex recombinant, and we reintroduced Hylenex recombinant to the market in December 2011. In June 2011, we entered into a commercial manufacturing and supply agreement with Baxter, under which Baxter will fill, finish and package Hylenex recombinant product for us. Under our commercial manufacturing and supply agreement with Baxter, Baxter has agreed to fill and finish Hylenex recombinant product for us until December 31, 2015, subject to further extensions in accordance with the terms and conditions of the agreement. However, the fill, finish and packaging of Hylenex recombinant is being transitioned from the existing manufacturing line to a higher capacity and more efficient line at Baxter. The new manufacturing line will need approval by the FDA before Hylenex recombinant can be filled, finished and packaged from that line. If we and Baxter are unable to timely accomplish the transition to the new manufacturing line or if we are unable to timely gain FDA approval of the new line, the supply of Hylenex recombinant could be significantly constrained which would adversely affect our existing commercial sales and potentially affect our ability to exploit Hylenex recombinant in connection with CSII. In June 2011, we entered into a services agreement with a third party manufacturer for the technology transfer and manufacture, fill, finish or packaging of Hylenex recombinant. If we are unable to receive regulatory approval for the third party manufacturer prior to the expiration of the commercial manufacturing and supply agreement with Baxter or if the new manufacturer encounters difficulties in the manufacture, fill, finish or packaging of Hylenex recombinant, our business and financial condition could be adversely effected.
If we are unable to sufficiently develop our sales, marketing and distribution capabilities or enter into successful agreements with third parties to perform these functions, we will not be able to fully commercialize our products.
We may not be successful in marketing and promoting our approved product, Hylenex recombinant, or any other products we develop or acquire in the future. Our sales, marketing and distribution capabilities are very limited. In order to commercialize any products successfully, we must internally develop substantial sales, marketing and distribution capabilities or establish collaborations or other arrangements with third parties to perform these services. We do not have extensive experience in these areas, and we may not be able to establish adequate in-house sales, marketing and distribution capabilities or engage and effectively manage relationships with third parties to perform any or all of such services. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, whose efforts may not meet our expectations or be successful. These third parties would be largely responsible for the speed and scope of sales and marketing efforts, and may not dedicate the resources necessary to maximize product opportunities. Our ability to cause these third parties to increase the speed and scope of their efforts may also be limited. In addition, sales and marketing efforts could be negatively impacted by the delay or failure to obtain additional supportive clinical trial data for our products. In some cases, third party collaborators are responsible for conducting these additional clinical trials, and our ability to increase the efforts and resources allocated to these trials may be limited. For example, in January 2011, we and Baxter mutually agreed to terminate the collaboration agreement for the marketing rights of Hylenex recombinant and the associated agreements.
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
Failure to comply with regulatory requirements may result in any of the following:

•	restrictions on our products or manufacturing processes;

•	warning letters;

•	withdrawal of the products from the market;

•	voluntary or mandatory recall;

•	fines;

•	suspension or withdrawal of regulatory approvals;

•	suspension or termination of any of our ongoing clinical trials;

•	refusal to permit the import or export of our products;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	product seizure;

•	injunctions; or

•	imposition of civil or criminal penalties.
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
On December 27, 2013, we entered into an Amended and Restated Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC, a Delaware limited liability company, and Silicon Valley Bank, a California corporation, (collectively, the Lenders) amending and restating in its entirety the Loan and Security Agreement dated as of December 28, 2012 (the Original Loan Agreement). The Original Loan Agreement provided for a $30 million secured single-draw term loan facility with a maturity date of January 1, 2017. The original term loan was fully drawn at close. The Loan Agreement extends the original $30 million term loan and provides for an additional $20 million new term loan, bringing the total term loan balance to $50 million. The amended and restated term loan facility matures on January 1, 2018. The amended and restated term loan facility is secured by substantially all of the assets of the Company and its subsidiary, Halozyme, Inc., except that the collateral does not include any equity interests in Halozyme, Inc., any intellectual property (including all licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The Loan Agreement contains customary representations, warranties and covenants by us, which covenants limit our ability to convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses currently engaged in by us or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; make payments on any subordinated debt; and enter into transactions with any of our affiliates outside of the ordinary course of business or permit our subsidiaries to do the same. In addition, subject to certain exceptions, we are required to maintain with Silicon Valley Bank our primary deposit accounts, securities accounts and commodities, and to do the same for our domestic subsidiary. Complying with these covenants may make it more difficult for us to successfully execute our business strategy.
The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain of our obligations under the Loan Agreement and the occurrence of a material adverse change which is defined as a material adverse change in our business, operations or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by us under the Loan Agreement, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement which could harm our financial condition.
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
Furthermore, if we were to lose key management personnel, we would likely lose some portion of our institutional knowledge and technical know-how, potentially causing a substantial delay in one or more of our development programs until adequate replacement personnel could be hired and trained. We currently have a severance policy applicable to all employees and a change in control policy applicable to senior executives. We have not adopted any other policies or entered into any other agreements specifically designed to motivate officers or other employees to remain with us.
We do not have key man life insurance policies on the lives of any of our employees.
Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event.
Our operations, including laboratories, offices and other research facilities, are located in four buildings in San Diego, California. We depend on our facilities and on our collaborators, contractors and vendors for the continued operation of our business. Natural disasters or other catastrophic events, interruptions in the supply of natural resources, political and governmental changes, wildfires and other fires, floods, explosions, actions of animal rights activists, earthquakes and civil unrest could disrupt our operations or those of our collaborators, contractors and vendors. Even though we believe we carry commercially reasonable business interruption and liability insurance, and our contractors may carry liability insurance that protect us in certain events, we may suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors' insurance policies or for which we or our contractors do not have coverage. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our research and development programs.

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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low sales prices of our common stock during the twelve months ended December 31, 2013 were $16.36 and $5.03, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Annual Report on Form 10-K and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

•	the presence of competitive products to those being developed by us;

•	failure (actual or perceived) of our collaborators to devote attention or resources to the development or commercialization of product candidates licensed to such collaborator;

•	a dispute regarding our failure, or the failure of one of our third party collaborators, to comply with the terms of a collaboration agreement;

•	the termination, for any reason, of any of our collaboration agreements;

•	the sale of common stock by any significant stockholder, including, but not limited to, direct or indirect sales by members of management or our Board of Directors;

•	the resignation, or other departure, of members of management or our Board of Directors;

•	general negative conditions in the healthcare industry;

•	general negative conditions in the financial markets;

•	the failure, for any reason, to obtain regulatory approval for any of our proprietary or collaboration product candidates;

•	the failure, for any reason, to secure or defend our intellectual property position;

•	for those products that are not yet approved for commercial sale, the failure or delay of applicable regulatory bodies to approve such products;

•	identification of safety or tolerability issues;

•	failure of clinical trials to meet efficacy endpoints;

•	suspensions or delays in the conduct of clinical trials or securing of regulatory approvals;

•	adverse regulatory action with respect to our and our collaborators’ products and product candidates such as clinical holds, imposition of onerous requirements for approval or product recalls;

•	our failure, or the failure of our third party collaborators, to successfully commercialize products approved by applicable regulatory bodies such as the FDA;

•	our failure, or the failure of our third party collaborators, to generate product revenues anticipated by investors;

•	problems with a bulk rHuPH20 contract manufacturer or a fill and finish manufacturer for any product or product candidate;

•	the sale of additional debt and/or equity securities by us;

•	our failure to obtain financing on acceptable terms; or

•	a restructuring of our operations.

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
Extensive industry regulation has had, and will continue to have, a significant impact on our business. All pharmaceutical companies, including ours, are subject to extensive, complex, costly and evolving regulation by the health regulatory agencies including the FDA (and with respect to controlled drug substances, the U.S. Drug Enforcement Administration (DEA)) and equivalent foreign regulatory agencies and state and local/regional government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packaging, labeling, storing, recordkeeping, safety, approval, advertising, promotion, sale and distribution of our products. We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping our products. Consequently, there is always a risk that the FDA or other applicable governmental authorities will not approve our products or may impose onerous, costly and time-consuming requirements such as additional clinical or animal testing. Regulatory authorities may require that we change our studies or conduct additional studies, which may significantly delay or make continued pursuit of approval commercially unattractive; for example, based on FDA feedback, we recently changed the time point for assessment of the primary endpoint of non-inferiority of A1C from four months to six months in our CONSISTENT 1 trial for Hylenex recombinant for use in CSII. We are currently in dialog with the FDA regarding the path for a labeling update to include key efficacy and safety data prior to initiating Hylenex recombinant for use in CSII. There can be no assurance that we will be able to gain clarity as to the FDA's requirements or that the requirements may be satisfied by us in a commercially feasible way. The FDA or other foreign regulatory agency may, at any time, halt our and our collaborators' development and commercialization activities due to safety concerns. In addition, even if our products are approved, regulatory agencies may also take post-approval action limiting or revoking our ability to sell our products. Any of these regulatory actions may adversely affect the economic benefit we may derive from our products and therefore harm our financial condition.
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
We may be subject, directly or indirectly, to various broad federal and state healthcare laws. If we are unable to comply, or have not fully complied, with such laws, we could face civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.
Our business operations and activities may be directly, or indirectly, subject to various broad federal and state healthcare laws, including without limitation, anti-kickback laws, false claims laws, civil monetary penalty laws, data privacy and security laws, tracing and tracking laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers. These laws may restrict or prohibit a wide range of business activities, including, but not limited to, research, manufacturing, distribution, pricing, discounting, marketing and promotion and other business arrangements. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as sales, marketing and education programs. Many states have similar healthcare fraud and abuse laws, some of which may be broader in scope and may not be limited to items or services for which payment is made by a government health care program.
Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. While we have adopted a healthcare corporate compliance program, it is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws. If our operations or activities are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to, without limitation, civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.
In addition, any sales of products outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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
In March 2010, the United States adopted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the Healthcare Reform Act). This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, fraud and abuse and enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.
Additional provisions of the Healthcare Reform Act may negatively affect our revenues in the future. For example, the Healthcare Reform Act imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to U.S. government programs that we believe will impact our revenues from our products. In addition, as part of the Healthcare Reform Act's provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program, we will also be required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries under this prescription drug program. We expect that the Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase our product sales or successfully commercialize our product candidates or could limit or eliminate our future spending on development projects.
Furthermore, individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third party payors or other restrictions could negatively and materially impact our revenues and financial condition. We anticipate that we will encounter similar regulatory and legislative issues in most other countries outside the U.S.
We face intense competition and rapid technological change that could result in the development of products by others that are superior to our proprietary and collaboration products under development.
Our proprietary and collaboration products have numerous competitors in the United States and abroad including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that have developed competing products. The competitors for Hylenex recombinant include, but are not limited to, Bausch & Lomb Inc. and Amphastar Pharmaceuticals, Inc. For our ultrafast insulin product candidates, such competitors may include Biodel Inc., Eli Lily, Sanofi Aventis, Novo Nordisk Inc. and Mannkind Corporation. These competitors may develop technologies and products that are more effective, safer, or less costly than our current or future proprietary and collaboration product candidates or that could render our technologies and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare.

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
Market Information
Our common stock is listed on the NASDAQ Global Select Market under the symbol “HALO.” The following table sets forth the high and low sales prices per share of our common stock during each quarter of the two most recent fiscal years:

	2013		2012
	High	Low	High	Low
First Quarter	$8.59	$5.14	$13.50	$9.00
Second Quarter	$8.49	$5.03	$13.05	$7.17
Third Quarter	$12.15	$6.51	$9.92	$3.86
Fourth Quarter	$16.36	$9.33	$7.63	$4.80
On February 24, 2014, the closing sales price of our common stock on the NASDAQ Global Select Market was $16.05 per share. As of February 24, 2014, we had approximately 9,415 stockholders of record.
Dividends
We have never declared or paid any dividends on our common stock. We currently intend to retain available cash for funding operations; therefore, we do not expect to pay any dividends on our common stock in the foreseeable future. In addition, the provisions of our Loan Agreement limit, among other things, our ability to pay dividends and make certain other payments. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contract restrictions, business prospects and other factors our board of directors may deem relevant.

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
The graph below compares Halozyme Therapeutics, Inc.’s cumulative five-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2008 to December 31, 2013. The historical stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Halozyme Therapeutics, Inc., The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

$350
$300
$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
Halozyme Therapeutics Inc
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/2008	12/2009	12/2010	12/2011	12/2012	12/2013
Halozyme Therapeutics, Inc.	$100	$105	$141	$170	$120	$268
NASDAQ Composite	$100	$144	$170	$169	$199	$278
NASDAQ Biotechnology	$100	$110	$127	$142	$188	$312

Item 6.	Selected Financial Data
The selected consolidated financial data set forth below as of December 31, 2013 and 2012, and for the fiscal years ended December 31, 2013, 2012 and 2011, are derived from our audited consolidated financial statements included elsewhere in this report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below as of December 31, 2011, 2010 and 2009, and for the fiscal years ended December 31, 2010 and 2009, are derived from our audited consolidated financial statements that are contained in reports previously filed with the SEC, not included herein.
Summary Financial Information

	Year Ended December 31,
Statement of Operations Data:	2013(1)	2012(2)	2011(3)	2010	2009
	(in thousands, except for per share amounts)
Total revenues	$54,799	$42,325	$56,086	$13,624	$13,671
Net loss	(83,479)	(53,552)	(19,770)	(53,242)	(58,361)
Net loss per share, basic and diluted	(0.74)	(0.48)	(0.19)	(0.56)	(0.67)
Shares used in computing net loss per share, basic and diluted	112,805	111,077	102,566	94,358	86,700

	As of December 31,
Balance Sheet Data:	2013	2012	2011	2010	2009
	(in thousands)
Cash and cash equivalents and available-for-sale marketable securities	$71,503	$99,501	$52,376	$82,756	$66,915
Working capital	69,742	111,682	46,236	73,655	59,495
Total assets	101,793	134,728	65,759	91,345	77,150
Deferred revenue	53,143	43,846	40,884	58,094	60,482
Long-term debt, net	49,772	29,662	—	—	—
Total liabilities	121,783	85,875	54,858	70,994	70,246
Stockholders’ (deficit) equity	(19,991)	48,854	10,900	20,351	6,903
______________

(1)	Revenues in 2013 reflected increases in supply of bulk rHuPH20 to Roche and product sales of Hylenex recombinant, which was relaunched in December 2011.

(2)	Revenues in 2012 included $9.5 million in revenue under collaborative agreements from the Pfizer Collaboration.

(3)
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
In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the Part I, Item 1A, Risks Factors, and elsewhere in this Annual Report. References to “Notes” are Notes included in our Notes to Consolidated Financial Statements.
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
The majority of the products and product candidates in our current pipeline are based on rHuPH20, a patented recombinant human hyaluronidase enzyme. rHuPH20 temporarily breaks down hyaluronic acid (HA) - a naturally occurring substance that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. We believe this temporary degradation creates an opportunistic window for the improved subcutaneous delivery of injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. The HA reconstitutes its normal density within several days and, therefore, we anticipate that any effect of rHuPH20 on the architecture of the subcutaneous space is temporary. rHuPH20 can thus be applied as a drug delivery platform to increase dispersion and absorption of other injected drugs and fluids that are injected under the skin or in the muscle thereby enhancing efficacy or convenience. For example, rHuPH20 can be used to convert drugs that must be delivered intravenously into subcutaneous injections or reducing the number of subcutaneous injections needed for effective therapy. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as Enhanze™ technology. rHuPH20 is also the active ingredient in our first commercially approved product, Hylenex® recombinant (hyaluronidase human injection). Additionally, we are expanding our scientific work in the extracellular matrix by developing other enzymes and agents that target its unique aspects, giving rise to potentially new molecular entities that can be indicated in endocrinology, oncology and dermatology.
Our proprietary pipeline consists of multiple clinical stage products in diabetes, oncology and dermatology. We currently have collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Pfizer Inc. (Pfizer), Baxter Healthcare Corporation (Baxter) and Intrexon Corporation (Intrexon), with two products approved for marketing in Europe, one product candidate which has been submitted for regulatory approval in the U.S., one product candidate which has been submitted for regulatory approval in Europe and has received a positive opinion from the European Committee for Medicinal Products for Human Use (CHMP), as well as several others at various stages of development.
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
Future revenues from the sales and/or royalties of our product candidates which have not been approved will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure regulatory approvals for and commercialize the product candidates. We have incurred net operating losses each year since inception, with an accumulated deficit of approximately $382.1 million as of December 31, 2013.
Our 2013 and recent key accomplishments and business highlights are as follows:

•
On February 10, 2014, we completed an underwritten public offering and issued 8,846,153 shares of common stock, including 1,153,846 shares sold pursuant to the full exercise of an over-allotment option granted to the underwriters. All of the shares were offered at a public offering price of $13.00 per share, generating approximately $107.8 million in proceeds after deducting the underwriting discounts and commissions and estimated expenses.

•
In January 2014, Roche announced that the CHMP has recommended that the European Commission approve Roche's subcutaneous (SC) formulation of MabThera® (rituximab) using rHuPH20 for the treatment of patients with common forms of non-Hodgkin lymphoma (NHL).

•
In December 2013, Baxter announced that it has completed submission of an amended biologics license application (BLA) to the United States Food and Drug Administration (FDA) to re-initiate the review process for approval of HyQvia. HyQvia is a combination of human immune globulin and rHuPH20 which facilitates subcutaneous infusion for the treatment of adult patients with primary immunodeficiency.

•
In September 2013, Roche launched in Europe the subcutaneous formulation of Herceptin® (trastuzumab) using rHuPH20 (Herceptin SC) for the treatment of patients with HER2-positive breast cancer. Roche received the European marketing approval for Herceptin SC in August 2013. The first commercial sale of Herceptin SC triggered a $10 million payment to us.

•
In July 2013, Baxter launched HyQvia (solution for subcutaneous use) as replacement therapy for adult patients with primary and secondary immunodeficiencies in the first European Union (EU) country. The first commercial sale of HyQvia triggered a $4 million payment to us. The European Commission granted Baxter marketing authorization in all EU Member States for the use of HyQvia in May 2013.

•
In the first quarter of 2013, we initiated a Phase 4 clinical study - The Continuous Subcutaneous Insulin Infusion Study Enrolling Type 1 (CONSISTENT 1) - that will evaluate Hylenex recombinant as an adjunct in the treatment of people with type 1 diabetes using insulin pumps.

•
In the first quarter of 2013, we initiated a Phase 2 multicenter, randomized clinical trial evaluating PEGPH20, a proprietary, investigational drug, as a first-line therapy for patients with stage IV metastatic pancreatic cancer.

Results of Operations
Comparison of Years Ended December 31, 2013, 2012 and 2011
Product Sales, Net — Product sales increased in 2013 compared to 2012, by $21.6 million, or 746%, primarily due to $14.8 million in product sales of bulk rHuPH20 for Herceptin SC and HyQvia. The increase was also due to a $6.8 million increase in product sales of Hylenex recombinant, which included a one-time increase in net product sales of $0.7 million relating to the change from the sell-through to sell-in revenue recognition method. Subsequent to the receipt of the European marketing approvals of Herceptin SC in August 2013 and HyQvia in May 2013, revenue from bulk rHuPH20 supply for those products to the collaborators is recorded as product sales revenue, instead of revenues under collaborative agreements. Based on the European approvals of Herceptin SC and HyQvia in 2013 and the reintroduction of Hylenex recombinant in December 2011, we expect product sales to increase in future periods.

Product sales increased in 2012 compared to 2011 by $1.1 million, or 57%, primarily due to the increased product sales of Hylenex recombinant resulting from the reintroduction of Hylenex recombinant in December 2011. Product sales in 2011 included the recognition of approximately $991,000 of deferred revenue related to API for Hylenex recombinant previously delivered to Baxter, because the earnings process related to these product sales was completed in 2011. Excluding the recognition of the $991,000 of deferred revenue, our product sales in 2011 would have been $845,000.
Revenues Under Collaborative Agreements — Revenues under collaborative agreements for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

Upfront payments, license maintenance fees and amortization of deferred upfront, license fees and product-based payments:	2013	Change	2012	Change	2011

Roche	$2,339	16%	$2,016	2%	$1,969
Pfizer	1,500	(84%)	9,500	n/a	—
ViroPharma	1,000	—%	1,000	(89%)	9,000
Intrexon	1,000	—%	1,000	(89%)	9,000
Baxter	606	25%	483	(97%)	17,622
Other	—	(100%)	429	504%	71
	6,445	(55%)	14,428	(62%)	37,662
Milestone payments:
Roche	—	(100%)	8,000	60%	5,000
Baxter	—	—	—	(100%)	3,000
ViroPharma	—	—	—	(100%)	3,000
	—	(100%)	8,000	(27%)	11,000
Reimbursements for research and development services and supply of bulk rHuPH20:
Roche(1)	19,086	115%	8,897	160%	3,416
Baxter(1)	4,059	(40%)	6,742	301%	1,681
ViroPharma	181	(86%)	1,270	194%	432
Pfizer	589	n/a	—	—	—
Other	—	(100%)	101	71%	59
	23,915	41%	17,010	204%	5,588
Total revenues under collaborative agreements	$30,360	(23%)	$39,438	(27%)	$54,250

(1)	Subsequent to the European approvals of Herceptin SC in August 2013 and HyQvia in May 2013, revenue from supply of bulk rHuPH20 for those products to the collaborators is recorded as product sales.
In 2012, we recognized $9.5 million in license fee revenue in connection with the Pfizer Collaboration. In 2011, we recognized $18.0 million in license fee revenue in connection with the ViroPharma and Intrexon Collaborations. Also in 2011, we recognized revenue of approximately $9.3 million related to the deferred prepaid product-based payments and approximately $7.8 million related to the deferred upfront payment upon termination of certain agreements between us and Baxter for the marketing rights of Hylenex recombinant in 2011.
Revenue from reimbursements for research and development services and bulk rHuPh20 supply increased in 2013 compared to 2012 due to the increase in reimbursements for manufacturing services to support the potential launches by Roche. Revenue from reimbursements for research and development services and supply of bulk rHuPH20 increased in 2012 compared to 2011 due to the increase in services requested by the collaborators, particularly manufacturing services. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount of future revenues related to reimbursable research and development services and supply of bulk rHuPH20 is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Cost of Product Sales — Cost of product sales increased in 2013 compared to 2012, by $5.2 million, or 471%, primarily due to a $2.8 million increase in cost of product sales related to the increased Hylenex recombinant product sales and $2.3 million in cost of product sales related to the product sales of bulk rHuPH20 for Herceptin SC. Cost of product sales increased in 2012 compared to 2011 by $0.8 million, or 324%, primarily due to the increased product sales of Hylenex recombinant. Based on the reintroduction of Hylenex recombinant in December 2011 and the European approvals of Herceptin SC and HyQvia in 2013, we expect cost of product sales to continue to increase in the future.
Cost of product sales of bulk rHuPH20 for Herceptin SC and HyQvia for 2013 excluded the related manufacturing costs totaling $10.0 million that were incurred prior to receiving the marketing approvals and thus were charged to research and development expenses in the periods such costs were incurred. Of the $10.0 million manufacturing costs, the amounts charged to research and development expenses were $9.0 million and $1.0 million for 2013 and 2012, respectively. Therefore, cost of product sales of bulk rHuPH20 for Herceptin SC and HyQvia recognized in 2013 was materially reduced.
The estimated selling price of the zero-cost inventory of bulk rHuPH20 for Herceptin SC on hand as of December 31, 2013, was approximately $0.3 million. We expect to sell this inventory by the end of the first half of 2014. After this zero-cost inventory has been consumed, we expect the estimated cost of product sales to be approximately 83% of API product sales revenue. There was no HyQvia API inventory on hand as of December 31, 2013.
Research and Development — Research and development expenses incurred for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	2013	2012	2011
Programs
Product Candidates:
Ultrafast insulin program	$24,723	$5,251	$16,616
PEGPH20	18,742	12,479	8,399
Hylenex recombinant	10,734	11,682	4,125
HTI-501	2,712	1,962	3,918
Enhanze collaborations(1)	31,104	26,152	7,464
rHuPH20 platform(2)	5,895	7,705	14,100
Other	2,730	4,813	2,941
Total research and development expenses	$96,640	$70,044	$57,563

(1)	Subsequent to the European approvals of Herceptin SC in August 2013 and HyQvia in May 2013, the manufacturing costs of bulk rHuPH20 for these collaboration products are capitalized as inventory.

(2)	Includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Research and development expenses increased in 2013 compared to 2012 by $26.6 million, or 38%. Research and development expenses relating to our ultrafast insulin and PEGPH20 programs increased in 2013 compared to 2012 by $19.5 million, or 371%, and $6.3 million, or 50%, respectively, primarily due to the increased clinical trial activities relating to the CONSISTENT 1 and on-going Phase 2 PEGPH20 clinical trials. Research and development expenses relating to our Enhanze collaborations increased in 2013 compared to 2012 by $5.0 million, or 19%, primarily due to a $9.8 million increase in manufacturing activities to support Roche's preparation for the launches of its collaboration product and product candidates; offset in part by a $4.6 million decrease in manufacturing expenses to support Baxter's launch of its collaboration product. Subsequent to the European approvals of Herceptin SC in August 2013 and HyQvia in May 2013, the manufacturing costs of bulk rHuPH30 for these products are capitalized as inventory. We expect research and development costs to increase in future periods as we continue with our clinical trial programs and continue to develop and manufacture our product candidates.
Research and development expenses increased in 2012 compared to 2011 by $12.5 million, or 22%, primarily due to a $11.8 million increase in manufacturing activities to support our collaborators' potential launches of the collaboration product candidates and to produce validation batches of Hylenex recombinant with a second fill/finish manufacturer and a $5.3 million increase in research activities; offset in part by a $5.2 million decrease in clinical trial activities primarily related to our ultrafast insulin program.
Selling, General and Administrative — Selling, general and administrative (SG&A) expenses increased in 2013 compared to 2012 by $7.5 million, or 30%, primarily due to a $3.9 million increase in compensation costs, including a $0.9 million increase in stock-based compensation, mainly resulting from an increase in headcount and higher bonus accruals, and a $1.8 million increase in marketing activities for Hylenex recombinant product.
SG&A expenses increased in 2012 compared to 2011 by $6.7 million, or 37%, primarily due to a $4.5 million increase in compensation costs, including a $1.4 million increase in stock-based compensation, mainly resulting from building the infrastructure of our commercial organization in connection with the reintroduction of Hylenex recombinant in December 2011. In connection with the reintroduction of Hylenex recombinant in December 2011, we expect SG&A expenses to increase in future periods as we plan to increase sales and marketing activities.
Interest Expense — Interest expense included interest expense and amortization of the debt discount related to the long-term debt acquired in December 2012.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of December 31, 2013, we had cash, cash equivalents and marketable securities of approximately $71.5 million. On February 10, 2014, we sold approximately 8.8 million shares of common stock at a public offering price of $13.00 per share, generating approximately $107.8 million in proceeds after deducting the underwriting discounts and commissions and estimated expenses. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements will depend on the success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and other commercialization activities.
We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. Excluding the proceeds from the February 2014 financing, we currently anticipate total net cash burn of approximately $45 to $55 million for the year ending December 31, 2014, depending on the progress of various preclinical and clinical programs, the timing of our manufacturing scale up, the achievement of various milestones and royalties under our existing collaborative agreements and our potential entry into new collaborative agreement(s). We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborations and cash that we may raise through future transactions. We may finance future cash needs through any one of the following financing vehicles: (i) the public offering of securities; (ii) new collaborative agreements; (iii) expansions or revisions to existing collaborative relationships; (iv) private financings; and/or (v) other equity or debt financings.
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
Our existing cash, cash equivalents and marketable securities may not be adequate to fund our operations until we become cash flow positive, if ever. We cannot be certain that additional financing will be available when needed or, if available, financing will be obtained on favorable terms. If we are unable to raise sufficient funds, we may need to delay, scale back or eliminate some or all of our research and development programs, delay the launch of our product candidates, if approved, and/or restructure our operations. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders could result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations, the issuance of warrants that may ultimately dilute existing stockholders when exercised and covenants that may restrict our ability to operate our business.
Cash Flows
Operating Activities
Net cash used in operations was $49.3 million in 2013 compared to $64.3 million of net cash used in operations in 2012. The $15.0 million decrease in utilization of cash in operations was mainly due to receipts of the first commercial sale milestone payments totaling $14.0 million in 2013 from Roche and Baxter and an increase in accounts payable; offset in part by the increase in net loss after adjusted for non-cash items including stock-based compensation and depreciation and amortization.
Net cash used in operations was $64.3 million in 2012 compared to $34.3 million of net cash used in 2011. This change was primarily due to the increase in net loss of $33.8 million adjusted for non-cash items including stock-based compensation and depreciation and amortization in addition to changes in working capital.
Investing Activities
Net cash used in investing activities was $47.9 million in 2013 compared to $1.4 million in 2012 and $0.8 million in 2011. This increase was primarily due to the purchases of marketable securities of $48.9 million in 2013. The increase in net cash used in investing activities in 2012 as compared to 2011 was primarily due to an increase in purchases of property and equipment during 2012.
Financing Activities
Net cash provided by financing activities was $25.1 million in 2013 compared to $112.8 million in 2012 and $4.7 million in 2011. Net cash provided by financing activities in 2013 consisted of net proceeds of $20.0 million from the amended long-term debt and $5.5 million from option exercises. Net cash provided by financing activities in 2012 consisted of net proceeds of $81.5 million from the sale of our common stock in February 2012, $29.7 million from the long-term debt and $2.0 million from option exercises. Net cash provided by financing activities during 2011 primarily consisted of proceeds from stock option exercises.
Long-Term Debt
On December 27, 2013, we entered into an Amended and Restated Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC, a Delaware limited liability company, and Silicon Valley Bank, a California corporation, (collectively, the Lenders) amending and restating in its entirety the Loan and Security Agreement dated as of December 28, 2012 (the Original Loan Agreement). The Original Loan Agreement provided for a $30 million secured single-draw term loan facility with a maturity date of January 1, 2017. The original term loan was fully drawn at close. The Loan Agreement extends the original $30 million term loan and provides for an additional $20 million new term loan, bringing the total term loan balance to $50 million. The amended and restated term loan facility matures on January 1, 2018. Similar to the Original Loan Agreement, the Loan Agreement provides for a 7.55% interest rate on the term loans and a final payment of 8.5% of the original principal amount, which is due when the term loan becomes due or upon the prepayment of the facility. The amended term loan repayment schedule provides for interest only payments in arrears for the first 12 months, followed by consecutive equal monthly payments of principal and interest in arrears starting in February 2015 and continuing through the maturity date. We have the option to prepay the outstanding balance of the term loan in full, subject to a prepayment fee of 1% to 3% depending upon when the prepayment occurs. Long-term debt, net was $49.8 million and $29.7 million as of December 31, 2013 and 2012, respectively.
The amended and restated term loan facility is secured by substantially all of the assets of the Company and Halozyme, Inc., except that the collateral does not include any equity interests in Halozyme, Inc., any intellectual property (including all licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The Loan Agreement contains customary representations, warranties and covenants by us, which covenants limit our ability to convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses currently engaged in by us or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; make payments on any subordinated debt; and enter into transactions with any of our affiliates outside of the ordinary course of business or permit our subsidiaries to do the same. In addition, subject to certain exceptions, we are required to maintain with Silicon Valley Bank our primary deposit accounts, securities accounts and commodities, and to do the same for our domestic subsidiary.
The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain of our obligations under the Loan Agreement and the occurrence of a material adverse change which is defined as a material adverse change in our business, operations or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by us under the Loan Agreement, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement, which could harm our financial condition.
Off-Balance Sheet Arrangements
As of December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Contractual Obligations
As of December 31, 2013, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
Contractual Obligations(1,5)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt, including interest(2)	$64,058	$3,461	$54,791	$5,806	$—
Operating leases(3)	8,340	1,995	6,265	80	—
License payments	600	300	300	—	—
Third-party manufacturing obligations(4)	10,965	10,965	—	—	—
Purchase obligations	385	80	239	66	—
Total	$84,348	$16,801	$61,595	$5,952	$—

(1)	Does not include milestone or contractual payment obligations contingent upon the achievement of certain milestone or events if the amount and timing of such obligations are unknown or uncertain.

(2)	Long-term debt obligations include future monthly interest payments based on a fixed rate of 7.55% and a final payment of $4.25 million for our long-term debt due in January 2018.

(3)	Includes minimum lease payments related to leases of our office and research facilities and certain autos under non-cancelable operating leases.

(4)
We have contracted with third-party manufacturers for the supply of bulk rHuPH20 and fill/finish of Hylenex recombinant. Under these agreements, we are required to purchase certain quantities each year during the terms of the agreements. The amounts presented represent our estimates of the minimum required payments under these agreements.

(5)	Excludes contractual obligations already recorded on our consolidated balance sheet as current liabilities.
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
The expected timing of payments of the obligations above is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.
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
Revenue Recognition
We generate revenues from product sales and collaborative agreements. Payments received under collaborative agreements may include nonrefundable fees at the inception of the agreements, license fees, milestone payments for specific achievements designated in the collaborative agreements, reimbursements of research and development services and supply of bulk rHuPH20 and/or royalties on sales of products resulting from collaborative arrangements.
We recognize revenue in accordance with the authoritative guidance on revenue recognition. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.
At December 31, 2013, we had developed sufficient historical experience and data to reasonably estimate future returns and chargebacks of Hylenex recombinant. As a result, effective December 31, 2013 we began recognizing Hylenex recombinant product sales and related cost of product sales at the time title transfers to the wholesalers and providing for an estimate of future product returns and chargebacks at that time. In connection with the change in the timing of recognition of product sales, we recorded a one-time adjustment to recognize revenue and related costs that had previously been deferred at December 31, 2012, resulting in additional net product sales of $624,000 and cost of product sales of $179,000 for the year ended December 31, 2013. Based on our analysis and information available at this time, we also recorded a net decrease to the allowances for estimated product returns and chargebacks, resulting in an increase to net product sales of $73,000 for the year ended December 31, 2013. We recorded a total increase to net product sales of $697,000 for the year ended December 31, 2013.
We believe that our estimated reserve for product returns for Hylenex recombinant requires a high degree of judgment and is subject to change based on our experience and certain quantitative and qualitative factors. We have monitored actual returns history on an individual product lot basis since product launch. We considered the dating of product at the time of shipment into the distribution channel and changes in the estimated levels of inventory within the distribution channel to estimate our exposure for returned product. Because of the shelf life of Hylenex recombinant and our lengthy return period, there may be a significant period of time between when the product is shipped and when we issue credits on returned product. If actual results differ from our estimates, we will be required to make adjustments to this reserve in the future, which could have an effect on product sales revenue in the period of adjustments. A 1% increase or decrease in our returns reserve as a percentage of product sales would have a financial statement impact of approximately $159,000 and $32,000 for the years ended December 31, 2013 and 2012, respectively.

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
Research and Development Expenses
Research and development expenses include salaries and benefits, facilities and other overhead expenses, external clinical trial expenses, research related manufacturing services, contract services and other outside expenses. Research and development expenses are charged to operations as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. After receiving marketing approval from the FDA or comparable regulatory agencies in foreign countries for a product, costs related to purchases or manufacturing of bulk rHuPH20 for such product are capitalized as inventory. The manufacturing costs of bulk rHuPH20 for Herceptin SC and HyQvia incurred after the receipt of the European marketing approvals in 2013 are capitalized as inventory. Refer to Note 2 for a further discussion of research and development expenses.
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

Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies - Adoption of Recent Accounting Pronouncement and Pending Adoption of Recent Accounting Pronouncement, for a discussion of recent accounting pronouncements and their effect, if any, on us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
As of December 31, 2013, our cash equivalents and marketable securities consisted of investments in money market funds, corporate debt obligations, commercial paper and certificates of deposit. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. As of December 31, 2013 based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash, cash equivalents and marketable securities have significant risk of default or illiquidity. We made this determination based on discussions with our investment advisors and a review of our holdings. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. All of our cash, cash equivalents and marketable securities are recorded at fair market value.

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

Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).
Based on our assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on the COSO criteria.
The independent registered public accounting firm that audited the consolidated financial statements that are included in this Annual Report on Form 10-K has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2013. The report appears below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Halozyme Therapeutics, Inc.
We have audited Halozyme Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Halozyme Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Halozyme Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Halozyme Therapeutics, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ (deficit) equity for each of the three years in the period ended December 31, 2013 of Halozyme Therapeutics, Inc. and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
February 28, 2014

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors is incorporated by reference to our definitive Proxy Statement (the Proxy Statement) to be filed with the Securities and Exchange Commission in connection with our 2014 Annual Meeting of Stockholders under the heading “Election of Directors.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information under the caption “Compliance with Section 16(a) of the Exchange Act” to be contained in the Proxy Statement. The information required by this item regarding our code of ethics is incorporated by reference to the information under the caption “Code of Conduct and Ethics” to be contained in the Proxy Statement. The information required by this item regarding our audit committee is incorporated by reference to the information under the caption “Board Meetings and Committees—Audit Committee” to be contained in the Proxy Statement. The information required by this item regarding material changes, if any, to the process by which stockholders may recommend nominees to our board of directors is incorporated by reference to the information under the caption “Board Meetings and Committees—Nominating and Governance Committee” to be contained in the Proxy Statement.
Executive Officers
Helen Torley, M.B. Ch. B., M.R.C.P. (51), President, Chief Executive Officer and Director. Dr. Torley joined Halozyme in January 2014 as President and Chief Executive Officer, and is a member of Halozyme’s Board of Directors. Throughout her career, Dr. Torley has led several successful product launches, including Kyprolis®, Prolia®, Sensipar®, and Miacalcin®. Dr. Torley previously served as Executive Vice President and Chief Commercial Officer for Onyx Pharmaceuticals (Onyx) overseeing the collaboration with Bayer on Nexavar® and Stivarga® and the U.S. launch of Kyprolis. She was responsible for the development of Onyx's commercial capabilities in ex-US markets and in particular, in Europe. Prior to Onyx, Dr. Torley spent 14 years in management positions at Amgen Inc., serving as General Manager of both the US Nephrology Business Unit and the U.S. Bone Health Business Unit. From 1997 to 2002, she held various senior management positions at Bristol-Myers Squibb, including Regional Vice President of Cardiovascular and Metabolic Sales and Head of Cardiovascular Global Marketing. She began her career at Sandoz/Novartis, where she ultimately served as Vice President of Medical Affairs, developing and conducting post-marketing clinical studies across all therapeutic areas, including oncology. Before joining the industry, Dr. Torley was in medical practice as a senior registrar in rheumatology at the Royal Infirmary in Glasgow, Scotland. Dr. Torley received her Bachelor of Medicine and Bachelor of Surgery degrees (M.B. Ch.B.) from the University of Glasgow and is a Member of the Royal College of Physicians (M.R.C.P).
David A. Ramsay (49), Vice President, Chief Financial Officer. Mr. Ramsay joined Halozyme in 2003 as Chief Financial Officer and served in that capacity until 2009 when he was appointed Vice President, Corporate Development. After spending four years in various commercial and operational roles, Mr. Ramsay was appointed Chief Financial Officer. Prior to Halozyme, he served in various financial roles including Vice President, Chief Financial Officer of Lathian Systems. Prior to Lathian, Mr. Ramsay was Vice President, Treasurer of ICN Pharmaceuticals, now called Valeant Pharmaceuticals International, a multinational, specialty pharmaceutical company. Mr. Ramsay joined Valeant from ARCO, where he spent four years in various financial roles, most recently serving as Manager, Financial Planning & Analysis for the company’s Retail Marketing division. Prior to ARCO, he served as Vice President, Controller for Security Pacific Asian Bank, a subsidiary of Security Pacific Corporation. He began his career as an Auditor at Deloitte & Touche, where he obtained his CPA license. Mr. Ramsay received his B.S in Business Administration from the University of California, Berkeley, and his MBA in Finance and Strategic Management from The Wharton School at the University of Pennsylvania.
James P. Shaffer (47), Vice President, Chief Commercial Officer. Mr. Shaffer joined Halozyme in 2011 with over 23 years of commercial operations experience. From 2007 to 2011, he was at Clinical Data, Inc. where he was responsible for marketing, sales, business development and manufacturing with his most recent position as Executive Vice President and Chief Commercial Officer. Prior to Clinical Data, he worked at New River Pharmaceuticals, Prestwick Pharmaceuticals, InterMune and GSK. He has experience in both large and small pharmaceutical companies in the areas of Neurology, Psychiatry, Oncology, GI and Pulmonary Care with specialized experience in developing and marketing genetic tests in Oncology and Cardiology. Mr. Shaffer received his M.B.A. in Marketing and B.S. in Economics from Ohio State University.
Jean I. Liu (45), Vice President, General Counsel and Secretary. Ms. Liu joined Halozyme in 2011. Prior to Halozyme, she served as the Chief Legal Officer and Secretary of Durect Corporation (Durect) from 1998 to 2011. She has 20 years of professional experience advising pharmaceutical and biotechnology companies. Ms. Liu’s early career included work at Pillsbury, Madison & Sutro (now Pillsbury Winthrop) and the Venture Law Group where she focused on broad areas of legal advisory for early stage companies, including technology transfer, licensing, patents, and copyright and trademark litigation. During her tenure at Durect, she held a number of titled roles as the senior most legal officer, ending her tenure as Chief Legal Officer. Ms. Liu obtained her B.S. in Cellular and Molecular Biology with highest distinction from the University of Michigan at Ann Arbor, her M.S.in Biology from Stanford University, and her J.D. from Columbia University where she was a Harlan Fiske Stone Scholar.

Item 11.	Executive Compensation
The information required by this item is incorporated by reference to the information under the caption “Executive Compensation” to be contained in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Other than as set forth below, the information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” to be contained in the Proxy Statement.
Equity Compensation Plan Information
The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2013:

Plan Category	Number of Shares to Be Issued upon Exercise of Outstanding Options and Restricted Stock Units (a)	Weighted-Average Exercise Price of Outstanding Options and Restricted Stock Units (b) (2)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders (1)	7,437,270	$7.11	6,946,331
Equity compensation plans not approved by stockholders	—	—	—
	7,437,270	$7.11	6,946,331
 ______________

(1)
Represents stock options and restricted stock units under the Amended and Restated 2011 Stock Plan, 2008 Stock Plan, 2008 Outside Directors’ Stock Plan, 2006 Stock Plan, 2005 Outside Directors’ Stock Plan, 2004 Stock Plan and the 2001 Stock Plan. Options under the 2001 Stock Plan were assumed by Halozyme as part of the March 2004 merger between DeliaTroph Pharmaceuticals, Inc., or DeliaTroph, and Global Yacht Services, Inc. The 2001 Stock Plan was approved by the shareholders of DeliaTroph prior to the merger and the former shareholders of DeliaTroph held approximately 90% of the voting stock of Halozyme immediately following the merger. The 2001 Stock Plan expired in January 2011.

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
The information required by this item is incorporated by reference to the information under the caption “Principal Accounting Fees and Services” to be contained in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report.
1.   Financial Statements
2.   List of all Financial Statement schedules.
The following financial statement schedule of Halozyme Therapeutics, Inc. is filed as part of this Annual Report on Form 10-K on page F-34 and should be read in conjunction with the consolidated financial statements of Halozyme Therapeutics, Inc.
Schedule II: Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.
3.   List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)	Exhibits.
The exhibits listed in the accompanying "Exhibit Index" are incorporated herein by reference.

(c)	Financial Statement Schedules. See Item 15(a) 2 above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Date:	February 28, 2014	By:	/s/ Helen I. Torley, M.B. Ch.B, M.R.C.P.
Helen I. Torley, M.B. Ch.B, M.R.C.P.
President and Chief Executive Officer

POWER OF ATTORNEY
Know all persons by these presents, that each person whose signature appears below constitutes and appoints Helen I. Torley and David A. Ramsay, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Helen I. Torley, M.B. Ch.B, M.R.C.P.	President and Chief Executive Officer	February 28, 2014
Helen I. Torley, M.B. Ch.B, M.R.C.P.	(Principal Executive Officer), Director

/s/ David A. Ramsay	Vice President and Chief Financial Officer	February 28, 2014
David A. Ramsay	(Principal Financial and Accounting Officer)

/s/ Kenneth J. Kelley	Chairman of the Board of Directors	February 28, 2014
Kenneth J. Kelley

/s/ Robert L. Engler, M.D.	Director	February 28, 2014
Robert L. Engler, M.D.

/s/ Kathryn E. Falberg	Director	February 28, 2014
Kathryn E. Falberg

/s/ Randal J. Kirk	Director	February 28, 2014
Randal J. Kirk

/s/ Connie L. Matsui	Director	February 28, 2014
Connie L. Matsui

/s/ John S. Patton, Ph.D.	Director	February 28, 2014
John S. Patton, Ph.D.

/s/ Matthew L. Posard	Director	February 28, 2014
Matthew L. Posard

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Halozyme Therapeutics, Inc.
We have audited the accompanying consolidated balance sheets of Halozyme Therapeutics, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ (deficit) equity for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Halozyme Therapeutics, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Halozyme Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP
San Diego, California
February 28, 2014

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$27,356,947	$99,501,264
Marketable securities, available-for-sale	44,145,697	—
Accounts receivable, net	9,097,084	15,703,087
Inventories	6,169,982	2,670,696
Prepaid expenses and other assets	8,425,684	12,752,888
Total current assets	95,195,394	130,627,935
Property and equipment, net	3,421,506	3,700,462
Prepaid expenses and other assets	2,675,692	—
Restricted cash	500,000	400,000
Total Assets	$101,792,592	$134,728,397

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$3,134,757	$2,271,689
Accrued expenses	14,920,446	7,783,447
Deferred revenue, current portion	7,397,829	8,891,017
Total current liabilities	25,453,032	18,946,153
Deferred revenue, net of current portion	45,745,449	34,954,966
Long-term debt, net	49,771,737	29,661,680
Lease financing obligation	—	1,450,000
Deferred rent, net of current portion	794,782	861,879
Other long-term liability	18,268	—
Commitments and contingencies (Note 9)
Stockholders’ (deficit) equity:
Preferred stock — $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.001 par value; 200,000,000 shares authorized; 114,533,466 shares issued and outstanding at December 31, 2013 and 150,000,000 shares authorized; 112,709,174 shares issued and outstanding at December 31, 2012	114,534	112,709
Additional paid-in capital	361,929,935	347,314,658
Accumulated other comprehensive income	17,054	—
Accumulated deficit	(382,052,199)	(298,573,648)
Total stockholders’ (deficit) equity	(19,990,676)	48,853,719
Total Liabilities and Stockholders’ (Deficit) Equity	$101,792,592	$134,728,397
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
Revenues:
Product sales, net	$24,439,724	$2,887,442	$1,836,102
Revenues under collaborative agreements	30,359,723	39,437,784	54,250,334
Total revenues	54,799,447	42,325,226	56,086,436
Operating expenses:
Cost of product sales	6,245,761	1,094,400	257,834
Research and development	96,639,575	70,044,073	57,563,470
Selling, general and administrative	32,347,748	24,812,199	18,104,073
Total operating expenses	135,233,084	95,950,672	75,925,377
Operating Loss	(80,433,637)	(53,625,446)	(19,838,941)
Other income (expense):
Investment and other income	229,229	73,444	69,090
Interest expense	(3,274,143)	—	—
Net Loss	$(83,478,551)	$(53,552,002)	$(19,769,851)

Basic and diluted net loss per share	$(0.74)	$(0.48)	$(0.19)

Shares used in computing basic and diluted net loss per share	112,805,439	111,077,105	102,566,089
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2013	2012	2011
Net loss	$(83,478,551)	$(53,552,002)	$(19,769,851)
Other comprehensive income:
Unrealized gain on marketable securities	17,054	—	—
Total Comprehensive Loss	$(83,461,497)	$(53,552,002)	$(19,769,851)
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net loss	$(83,478,551)	$(53,552,002)	$(19,769,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	9,538,056	8,348,587	5,569,899
Depreciation and amortization	1,226,927	1,079,424	1,095,823
Non-cash interest expense	155,809	8,625	—
Amortization of premiums on investments, net of accretion of discounts	1,115,625	—	—
Loss (gain) on disposal of equipment	—	7,370	(1,566)
Changes in operating assets and liabilities:
Accounts receivable, net	6,606,003	(13,440,622)	65,803
Inventories	(3,499,286)	(2,103,433)	(373,841)
Prepaid expenses and other assets	1,958,581	(4,420,646)	(4,611,346)
Restricted cash	(100,000)	50,000	50,000
Accounts payable and accrued expenses	7,888,535	(3,263,487)	711,777
Deferred rent	(48,473)	44,895	172,438
Deferred revenue	9,297,295	2,961,993	(17,209,561)
Net cash used in operating activities	(49,339,479)	(64,279,296)	(34,300,425)
Investing activities:
Purchases of marketable securities	(48,946,616)	—	—
Proceeds from sales of marketable securities	3,375,000	—	—
Purchases of property and equipment	(2,297,518)	(1,412,585)	(828,508)
Net cash used in investing activities	(47,869,134)	(1,412,585)	(828,508)
Financing activities:
Proceeds from issuance of long-term debt, net	19,985,250	29,660,600	—
Proceeds from issuance of common stock under equity incentive plans, net	5,079,046	1,680,173	4,748,612
Proceeds from issuance of common stock, net	—	81,476,845	—
Net cash provided by financing activities	25,064,296	112,817,618	4,748,612
Net (decrease) increase in cash and cash equivalents	(72,144,317)	47,125,737	(30,380,321)
Cash and cash equivalents at beginning of period	99,501,264	52,375,527	82,755,848
Cash and cash equivalents at end of period	$27,356,947	$99,501,264	$52,375,527
Supplemental disclosure of cash flow information:
Interest paid	$3,098,883	$18,875	$—
Supplemental disclosure of non-cash investing and financing activities:
Capitalized property and liability associated with a build-to-suit lease arrangement	$(1,450,000)	$1,450,000	$—
Amounts accrued for purchases of property and equipment	$100,453	$153,623	$189,898
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
BALANCE AT JANUARY 1, 2011	100,580,849	$100,581	$245,502,670	$—	$(225,251,795)	$20,351,456
Share-based compensation expense	—	—	5,569,899	—	—	5,569,899
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	3,060,540	3,060	4,745,432	—	—	4,748,492
Issuance of restricted stock awards	347,883	349	(229)	—	—	120
Net loss	—	—	—	—	(19,769,851)	(19,769,851)
BALANCE AT DECEMBER 31, 2011	103,989,272	103,990	255,817,772	—	(245,021,646)	10,900,116
Share-based compensation expense	—	—	8,348,587	—	—	8,348,587
Issuance of common stock for cash, net	7,820,000	7,820	81,469,025	—	—	81,476,845
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	525,707	525	1,679,648	—	—	1,680,173
Issuance of restricted stock awards	374,195	374	(374)	—	—	—
Net loss	—	—	—	—	(53,552,002)	(53,552,002)
BALANCE AT DECEMBER 31, 2012	112,709,174	112,709	347,314,658	—	(298,573,648)	48,853,719
Share-based compensation expense	—	—	9,538,056	—	—	9,538,056
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	1,362,563	1,363	5,077,683	—	—	5,079,046
Issuance of restricted stock awards	461,729	462	(462)	—	—	—
Other comprehensive income	—	—	—	17,054	—	17,054
Net loss	—	—	—	—	(83,478,551)	(83,478,551)
BALANCE AT DECEMBER 31, 2013	114,533,466	$114,534	$361,929,935	$17,054	$(382,052,199)	$(19,990,676)
See accompanying notes to consolidated financial statements.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements

1.	Organization and Business
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
The majority of the product candidates in our current pipeline are based on rHuPH20, a patented human recombinant hyaluronidase enzyme. rHuPH20 temporarily breaks down hyaluronic acid - a naturally occurring substance that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. We have one proprietary commercial product, Hylenex® recombinant. Our proprietary pipeline consists of multiple clinical stage products in diabetes, oncology and dermatology. We currently have collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Pfizer Inc. (“Pfizer”), Baxter Healthcare Corporation (“Baxter”) and Intrexon Corporation (“Intrexon”), with two approved products for marketing in Europe, one product candidate which has been submitted for regulatory approval in the U.S. and one product candidate which has been submitted for regulatory approval in Europe as well as several others at various stages of development.
We were founded in 1998 and reincorporated from the State of Nevada to the State of Delaware in November 2007. Except where specifically noted or the context otherwise requires, references to “Halozyme,” “the Company,” “we,” “our,” and “us” in these Notes to Consolidated Financial Statements refer to Halozyme Therapeutics, Inc. and our wholly owned subsidiary, Halozyme, Inc., and Halozyme, Inc.'s wholly owned subsidiary, Halozyme Holdings Ltd.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Halozyme Therapeutics, Inc. and our wholly owned subsidiary, Halozyme, Inc., and Halozyme, Inc.'s wholly owned subsidiary, Halozyme Holdings Ltd. All intercompany accounts and transactions have been eliminated.
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation. Specifically, we have reclassified $400,000 from cash and cash equivalents to restricted cash in the consolidated balance sheet at December 31, 2012.
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
Marketable securities are investments with original maturities of more than ninety days from the date of purchase that are specifically identified to fund current operations. Marketable securities are considered available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date which reflects management's intention to use the proceeds from the sale of these investments to fund our operations, as necessary. Such available-for-sale investments are carried at fair value with unrealized gains and losses recorded in other comprehensive loss and included as a separate component of stockholders' (deficit) equity. The cost of marketable securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in investment income. We use the specific identification method for calculating realized gains and losses on marketable securities sold. Realized gains and losses and declines in value judged to be other-than-temporary on marketable securities, if any, are included in investment income in the consolidated statement of operations.
Restricted Cash
Under the terms of the leases on our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At December 31, 2013 and 2012, restricted cash of $500,000 and $400,000, respectively, was pledged as collateral for the letters of credit.
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
Our financial instruments include cash equivalents, available-for-sale marketable securities, accounts receivable, prepaid expenses, accounts payable, accrued expenses and long-term debt. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. Further, based on the borrowing rates currently available to us for loans with similar terms, we believe the fair value of long-term debt approximates its carrying value.
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

The following table summarizes, by major security type, our cash equivalents and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	December 31, 2013			December 31, 2012
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$5,710,755	$—	$5,710,755	$98,024,269	$—	$98,024,269

Available-for-sale marketable securities:
Corporate debt securities	—	35,147,326	35,147,326	—	—	—
Commercial paper	—	5,998,371	5,998,371	—	—	—
Certificate of deposit	—	3,000,000	3,000,000	—	—	—
	$5,710,755	$44,145,697	$49,856,452	$98,024,269	$—	$98,024,269
There were no transfers between Level 1 and Level 2 of the fair value hierarchy for the years ended December 31, 2013 and 2012. We have no instruments that are classified within Level 3 as of December 31, 2013 and 2012.
Concentrations of Credit Risk, Sources of Supply and Significant Customers
We are subject to credit risk from our portfolio of cash equivalents and marketable securities. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. We maintain our cash and cash equivalent balances with one major commercial bank and marketable securities with another financial institution. Deposits held with the financial institutions exceed the amount of insurance provided on such deposits. We are exposed to credit risk in the event of a default by the financial institutions holding our cash, cash equivalents and marketable securities to the extent recorded on the balance sheet.
We are also subject to credit risk from our accounts receivable related to our product sales and revenues under our license and collaborative agreements. We have license and collaborative agreements with pharmaceutical companies under which we receive payments for license fees, milestone payments for specific achievements designated in the collaborative agreements, reimbursements of research and development services and supply of bulk formulation of rHuPH20. In addition, we sell Hylenex® recombinant in the United States to a limited number of established wholesale distributors in the pharmaceutical industry. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is not required. Management monitors our exposure to accounts receivable by periodically evaluating the collectibility of the accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, we recorded no allowance for doubtful accounts at December 31, 2013 and 2012. Approximately 81% and 86% of the accounts receivable balance at December 31, 2013 and 2012, respectively, represents amounts due from Roche and Pfizer. For the years ended December 31, 2013, 2012 and 2011, 64%, 45% and 19% of total revenues, respectively, were from Roche and 10%, 17% and 42% of total revenues, respectively, were from Baxter. For the years ended December 31, 2013 and 2012, 4% and 22% of total revenues, respectively, were from Pfizer. In addition, for the year ended December 31, 2011, 22% and 16% of total revenues were from ViroPharma and Intrexon, respectively.
Worldwide revenues from external customers for the years ended December 31, 2013, 2012 and 2011 consisted of domestic revenues of approximately $19.0 million, $22.7 million and $44.9 million, respectively, and foreign revenues of approximately $35.8 million, $19.6 million and $11.2 million, respectively. Of our total foreign revenues for the years ended December 31, 2013,

2012 and 2011, approximately $35.2 million, $18.9 million, $10.4 million, respectively, were attributable to Switzerland. We attribute revenues under collaborative agreements to the individual countries where the collaborator is headquartered. We attribute revenues from product sales to the individual countries to which the product is shipped. For the years ended December 31, 2013, 2012 and 2011, we had no foreign based operations, and we had no long-lived assets located in foreign countries.
We rely on two third-party manufacturers for the supply of bulk rHuPH20 for use in the manufacture of Hylenex recombinant and our other collaboration products and product candidates. Payments due to these suppliers represented 9% and 20% of the accounts payable balance at December 31, 2013 and 2012, respectively. We also rely on a third-party manufacturer for the fill and finish of Hylenex recombinant product under a contract. Payments due to this supplier represented 2% and 8% of the accounts payable balance at December 31, 2013 and 2012, respectively.
Accounts Receivable, Net
Accounts receivable is recorded at the invoiced amount and is non-interest bearing. Accounts receivable is recorded net of allowances for doubtful accounts, cash discounts for prompt payment, distribution fees and chargebacks. We recorded no allowance for doubtful accounts at December 31, 2013 and 2012 as the collectibility of accounts receivable was reasonably assured.
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
Prior to receiving marketing approval from the U.S. Food and Drug Administration (“FDA”) or comparable regulatory agencies in foreign countries, costs related to purchases of bulk rHuPH20 and raw materials and the manufacturing of the product candidates are recorded as research and development expense. All direct manufacturing costs incurred after receiving marketing approval are capitalized as inventory. Inventories used in clinical trials are expensed at the time the inventories are packaged for the clinical trials.
As of December 31, 2013 and 2012, inventories consisted of $2.6 million of Hylenex recombinant inventory and $3.5 million and zero of bulk rHuPH20, respectively, for use in the manufacture of Herceptin® SC. Roche received European marketing approval for its collaboration product, Herceptin SC, in August 2013 and Baxter for its collaboration product, HyQvia, in May 2013. As such, direct manufacturing costs of bulk rHuPH20 for Herceptin SC and HyQvia incurred after the receipt of the European marketing approvals are being capitalized as inventory.
Property and Equipment, Net
Property and equipment are recorded at cost, less accumulated depreciation and amortization. Equipment are depreciated using the straight-line method over their estimated useful lives of three years and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Leased buildings under build-to-suit lease arrangements are capitalized and included in property and equipment when we are involved in the construction of the structural improvements or take construction risk prior to the commencement of the lease. Upon completion of the construction under the build-to-suit leases, we assess whether those arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If we continue to be the deemed owner, the facilities would be accounted for as financing leases.
Impairment of Long-Lived Assets
We account for long-lived assets in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. For the years ended December 31, 2013 and 2012, there was no impairment of the value of such assets.

Deferred Rent
Rent expense is recorded on a straight-line basis over the initial term of the lease. The difference between rent expense accrued and amounts paid under lease agreements is recorded as deferred rent in the accompanying consolidated balance sheets.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity during the period from transactions and other events and circumstances from non-owner sources.
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
Product Sales, Net
Hylenex Recombinant
In December 2011, we reintroduced Hylenex recombinant to the market. We sell Hylenex recombinant in the United States to wholesale pharmaceutical distributors, who sell the product to hospitals and other end-user customers. Sales to wholesalers provide for selling prices that are fixed on the date of sale, although we offer discounts to certain group purchasing organizations ("GPOs"), hospitals and government programs. The wholesalers take the title to the product, bear the risk of loss of ownership and have economic substance to the inventory. Further, we have no significant obligations for future performance to generate pull-through sales; however, we allow the wholesalers to return product that is damaged or received in error. In addition, we accept unused product to be returned beginning six months prior to and ending twelve months following product expiration.
Prior to December 31, 2013, Hylenex recombinant had a limited sales history and we could not reliably estimate expected returns and chargebacks of the product at the time the product was sold to the wholesalers. Accordingly, we deferred the recognition of revenue on sales of Hylenex recombinant to wholesalers, and instead, recognized revenue at the time when evidence existed to confirm that pull-through sales from wholesalers to the hospitals or other end-user customers had occurred or the right of return no longer existed, whichever occurred earlier. At the time product sales revenue was recognized, we recorded allowances for product returns and chargebacks based on our best estimates at the time. Shipments of product that were not recognized as revenue were treated as deferred revenue.
At December 31, 2013, we had developed sufficient historical experience and data to reasonably estimate future returns and chargebacks of Hylenex recombinant. As a result, effective December 31, 2013 we began recognizing Hylenex recombinant product sales and related cost of product sales at the time title transfers to the wholesalers and providing for an estimate of future product returns and chargebacks at that time. In connection with the change in the timing of recognition of product sales, we recorded a one-time adjustment to recognize revenue and related costs that had previously been deferred at December 31, 2012, resulting in additional net product sales of $624,000 and cost of product sales of $179,000 for the year ended December 31, 2013. Based on our analysis and information available at this time, we also recorded a net reduction to allowances for estimated product returns and chargebacks, resulting in a net increase to net product sales of $73,000 for the year ended December 31, 2013. As a result, we recorded a total increase to net product sales of $697,000 for the year ended December 31, 2013.

Allowances for product returns and chargebacks are based on amounts owed or to be claimed on the related sales. We believe that our estimated product returns for Hylenex recombinant requires a high degree of judgment and is subject to change based on our experience and certain quantitative and qualitative factors. In order to develop a methodology to reliably estimate future returns and provide a basis for recognizing revenue on sales to wholesale distributors, we analyzed many factors, including, without limitation: (1) actual Hylenex recombinant product return history, taking into account product expiration dating at the time of shipment, (2) re-order activities of the wholesalers as well as their customers and (3) levels of inventory at the wholesale channel. We have monitored actual return history on an individual product lot basis since product launch. We considered the dating of product at the time of shipment into the distribution channel and changes in the estimated levels of inventory within the distribution channel to estimate our exposure for returned product. We considered historical chargebacks activity and current contract prices to estimate our exposure for returned product. Based on the data gathered, we believe we have the information needed to reasonably estimate product returns and chargebacks.
We recognize product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Because of the shelf life of Hylenex recombinant and our lengthy return period, there may be a significant period of time between when the product is shipped and when we issue credits on returned product. If actual results differ from our estimates, we will be required to make adjustments to these allowances in the future, which could have an effect on product sales revenue and earnings in the period of adjustments.

We record certain sales reserves and allowances as a reduction to gross revenue. These reserves and allowances include:

•
Product Returns. The product returns reserve is based on management’s best estimate of the products sold that are anticipated to be returned. The product returns reserve is recorded as a reduction of product sales revenue in the same period the related product sales revenue is recognized and is included in accrued expenses.

•
Distribution Fees. The distribution fees, based on contractually determined rates, arise from contractual agreements we have with certain wholesalers for distribution services they provide with respect to Hylenex recombinant. These fees are generally a fixed percentage of the price of the product purchased by the wholesalers. At the time the sale is made to the respective wholesalers, we record distribution fees as reduction of product sales revenue and accounts receivable.

•
Prompt Payment Discounts. We offer cash discounts to certain wholesalers as an incentive to meet certain payment terms. We expect our customers will take advantage of this discount; therefore, at the time the sale is made to the respective wholesalers, we record the entire prompt payment discount, based on the gross amount of each invoice, as reduction of product sales revenue and accounts receivable.

•
Other Discounts and Fees. We provide discounts to end-user members of certain GPOs under collective purchasing contracts between us and the GPOs. We also provide discounts to certain hospitals, who are members of the GPOs, with which we do not have contracts. The end-user members purchase products from the wholesalers at a contracted discounted price, and the wholesalers then charge back to us the difference between the current retail price and the price the end-users paid for the product. In the period product sales revenue is recognized, we estimate the related sales from our wholesalers to these GPOs and accrue for the chargebacks we anticipate from our wholesalers based on current contract prices and historical chargebacks activity. We record accrued chargebacks as a reduction to our accounts receivable. GPO administrative service fees for these transactions are also recorded in the same period the related product sales revenue is recognized and are included in accrued expenses. We also provide predetermined discounts under certain government programs, which are recorded at the time of sale.

Bulk rHuPH20
Subsequent to receiving marketing approval from the FDA or comparable regulatory agencies in foreign countries, sales of bulk rHuPH20 for use in collaboration commercial products are recognized as product sales when the materials have met all the specifications required for the customer's acceptance and title and risk of loss have transferred to the customer. Following the receipts of European marketing approvals of Roche's Herceptin SC product in August 2013 and Baxter's HyQvia product in May 2013, revenue from the sales of bulk rHuPH20 for these collaboration products are recognized as product sales. For the year ended December 31, 2013, we recognized $13.7 million and $1.1 million in product sales of bulk rHuPH20 for Herceptin SC and HyQvia, respectively.
Revenues under Collaborative Agreements
We have license and collaboration agreements under which the collaborators obtained worldwide rights for the use of our proprietary rHuPH20 enzyme in the development and commercialization of the collaborators’ biologic compounds. The collaborative agreements contain multiple elements including nonrefundable payments at the inception of the arrangement, license fees, exclusivity fees, payments based on achievement of specified milestones designated in the collaborative agreements, annual maintenance fees, reimbursements of research and development services, payments for supply of bulk rHuPH20 for the collaborator and/or royalties on sales of products resulting from collaborative agreements. We analyze each element of our collaborative agreements and consider a variety of factors in determining the appropriate method of revenue recognition of each element.
In order to account for the multiple-element arrangements, we identify the deliverables included within the agreement and evaluate which deliverables represent units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. The deliverables under our collaborative agreements include (i) the license to our rHuPH20 technology, (ii) at the collaborator’s request, research and development services which are reimbursed at contractually determined rates, and (iii) at the collaborator’s request, supply of bulk rHuPH20 which is reimbursed at our cost plus a margin. A delivered item is considered a separate unit of accounting when the delivered item has value to the collaborator on a standalone basis based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the collaborator and the availability of research expertise in this field in the general marketplace.
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
Nonrefundable upfront license fee payments are recognized upon delivery of the license if facts and circumstances dictate that the license has standalone value from the undelivered items, which generally include research and development services and the manufacture of bulk rHuPH20, the relative selling price allocation of the license is equal to or exceeds the upfront license fee, persuasive evidence of an arrangement exists, our price to the collaborator is fixed or determinable and collectibility is reasonably assured. Upfront license fee payments are deferred if facts and circumstances dictate that the license does not have standalone value. The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period.

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
Reimbursements of research and development services are recognized as revenue during the period in which the services are performed as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the related receivable is reasonably assured. Revenue from the manufacture of bulk rHuPH20 is recognized when the materials have met all specifications required for the collaborator's acceptance and title and risk of loss have transferred to the collaborator. We do not directly control when any collaborator will request research and development services or supply of bulk rHuPH20; therefore, we cannot predict when we will recognize revenues in connection with research and development services and supply of bulk rHuPH20.
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
Refer to Note 4, “Collaborative Agreements,” for further discussion on our collaborative arrangements.
Cost of Product Sales
Cost of product sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of Hylenex recombinant. Cost of product sales also consists of the write-down of excess, dated and obsolete inventories and the write-off of any inventories that do not meet certain product specifications. Prior to European marketing approvals of Herceptin SC in August 2013 and HyQvia in May 2013, all costs related to the manufacturing of bulk rHuPH20 for these products were charged to research and development expenses in the periods such costs were incurred. Therefore, cost of bulk rHuPH20 product sales for these collaboration products for the year ended December 31, 2013 excluded the related manufacturing costs totaling $10.0 million, of which $9.0 million and $1.0 million were charged to research and development expenses for the years ended December 31, 2013 and 2012, respectively. Of the bulk rHuPH20 for Herceptin SC on hand as of December 31, 2013, $265,000 in manufacturing costs were previously recorded as research and development expenses. There was no bulk rHuPH20 for HyQvia on hand as of December 31, 2013.

Research and Development Expenses
Research and development expenses include salaries and benefits, facilities and other overhead expenses, external clinical trial expenses, research related manufacturing services, contract services and other outside expenses. Research and development expenses are charged to operations as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. After receiving approval from the FDA or comparable regulatory agencies in foreign countries for a product, costs related to purchases and manufacturing of bulk rHuPH20 for product are capitalized as inventory. The manufacturing costs of bulk rHuPH20 for Herceptin SC and HyQvia incurred after the receipt of the European marketing approvals are capitalized as inventory.
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
Milestone payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses (in other research and development projects or otherwise) and therefore no separate economic values are expensed as research and development costs at the time the costs are incurred. We have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.
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
Expenses related to clinical trials are accrued based on our estimates and/or representations from service providers regarding work performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials. Other incidental costs related to patient enrollment or treatment are accrued when reasonably certain. If the contracted amounts are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), we modify our accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. Historically, we have had no material changes in clinical trial expense accruals that had a material impact on our consolidated results of operations or financial position.
Share-Based Compensation
We record compensation expense associated with stock options and other share-based awards in accordance with the authoritative guidance for stock-based compensation. The cost of employee services received in exchange for an award of an equity instrument is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense on a straight-line basis, net of estimated forfeitures, over the requisite service period of the award. Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense for an award with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized and any recognized compensation expense is reversed. As share-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 10% for employees for the years ended December 31, 2013, 2012 and 2011 based on our historical experience for the years then ended.

Total share-based compensation expense related to share-based awards for the years ended December 31, 2013, 2012 and 2011 was comprised of the following:

	Year Ended December 31,
	2013	2012	2011
Research and development	$4,475,530	$4,190,938	$2,815,362
Selling, general and administrative	5,062,526	4,157,649	2,754,537
Share-based compensation expense	$9,538,056	$8,348,587	$5,569,899
Net share-based compensation expense, per basic and diluted share	$0.08	$0.08	$0.05
Share-based compensation expense from:
Stock options	$5,499,445	$4,722,629	$3,230,822
Restricted stock awards and restricted stock units	4,038,611	3,625,958	2,339,077
	$9,538,056	$8,348,587	$5,569,899
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
Net Loss Per Share
Basic net loss per common share is computed by dividing loss for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Stock options, unvested restricted stock awards (“RSAs”) and unvested restricted stock units (“RSUs”) are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive. Because of our net loss, outstanding stock options, outstanding RSUs and unvested RSAs totaling approximately 8,070,141, 7,444,333 and 6,365,667 were excluded from the calculation of diluted net loss per common share for the years ended December 31, 2013, 2012 and 2011, respectively, because their effect was anti-dilutive.
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

3.	Marketable Securities
Available-for-sale marketable securities consisted of the following:

	December 31, 2013
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$35,130,272	$20,185	$(3,131)	$35,147,326
Commercial paper	5,998,371	—	—	5,998,371
Certificate of deposit	3,000,000	—	—	3,000,000
	$44,128,643	$20,185	$(3,131)	$44,145,697
As of December 31, 2013, $44.1 million of our available-for-sale marketable securities are scheduled to mature within the next 12 months. Proceeds from sales of available-for-sale securities for the year ended December 31, 2013 were $3.4 million. There was no realized gain or loss for the year ended December 31, 2013. None of these investments have been in a continuous unrealized loss position for more than twelve months as of December 31, 2013. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of December 31, 2013 because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis. We had no marketable securities as of December 31, 2012.

4.	Collaborative Agreements
Roche Collaboration
In December 2006, we and Roche entered into a license and collaborative agreement under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 and up to thirteen Roche target compounds (the “Roche Collaboration”). As of December 31, 2013, Roche had elected a total of five exclusive targets and retains the option to develop and commercialize rHuPH20 with three additional targets, provided that Roche continues to pay annual maintenance fees to us. As of December 31, 2013, we have received $72.5 million from Roche, including the $20.0 million upfront license fee payment for the application of rHuPH20 to the initial three Roche exclusive targets, $21.50 million in connection with Roche's election of two additional exclusive targets and annual license maintenance fees for the right to designate the remaining targets as exclusive targets, $13.0 million in clinical development milestone payments, $8.0 million in regulatory milestone payments and a $10.0 million sales-based payment.
In August 2013, Roche received European marketing approval for its collaboration product, Herceptin SC, for the treatment of patients with HER2-positive breast cancer and launched Herceptin SC in the European Union ("EU") which triggered a $10.0 million payment to us for the achievement of the first commercial sale pursuant to the terms of the Roche Collaboration. We determined this payment to be a sales-based payment. Due to our continuing involvement obligations, revenue from the $10.0 million sales-based payment was deferred and is being recognized over the remaining term of the Roche Collaboration.
Roche assumes all development, manufacturing, clinical, regulatory, sales and marketing costs under the Roche Collaboration, while we are responsible for the supply of bulk rHuPH20. We are entitled to receive reimbursements for providing research and development services and bulk rHuPH20 to Roche at its request.
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
Due to our continuing involvement obligations (for example, support activities associated with rHuPH20), revenues from the upfront payment, exclusive designation fees, annual license maintenance fees and sales-based payment ("Roche Deferred Revenues") were deferred and are being recognized over the term of the Roche Collaboration. In addition, we received prepayments from Roche associated with the manufacture of bulk rHuPH20 for Roche. The manufacturing prepayments have been deferred and are being recognized as revenue at the time bulk rHuPH20 is delivered to Roche.
For the years ended December 31, 2013, 2012 and 2011, we recognized amortization of the Roche Deferred Revenues and manufacturing prepayments as revenues under collaborative agreements totaling approximately $5.9 million, $3.4 million, and $2.0 million, respectively. Total Roche Deferred Revenues and manufacturing prepayments were approximately $41.6 million and $35.9 million as of December 31, 2013 and 2012, respectively. For the years ended December 31, 2013, 2012 and 2011, we recognized $0, $8.0 million, and $5.0 million, respectively, as revenues under collaborative agreements in accordance with the Milestone Method related to the achievement of certain regulatory and clinical milestones pursuant to the terms of the Roche Collaboration.
Gammagard Collaboration
In September 2007, we entered into a license and collaborative agreement with Baxter, under which Baxter obtained a worldwide, exclusive license to develop and commercialize a product consisting of rHuPH20 combined with a current Baxter product, GAMMAGARD LIQUID™ (the “Gammagard Collaboration”). As of December 31, 2013, we have received $17.0 million under the Gammagard Collaboration, including the $10.0 million upfront license fee payment, a $3.0 million regulatory milestone payment and a $4.0 million sales-based payment. Baxter will pay us a royalty on each product commercialized under the agreement consisting of a mid-single digit percent of the net sales of such product.
In May 2013, the European Commission granted Baxter marketing authorization in all EU Member States for the use of HyQvia (solution for subcutaneous use), a combination of GAMMAGARD LIQUID and rHuPH20 in dual vial units, as replacement therapy for adult patients with primary and secondary immunodeficiencies. Baxter launched HyQvia in the first EU country in July 2013 and in a number of other EU countries in the second half of 2013. Baxter plans to expand the launch to additional EU countries in 2014. The achievement of the first commercial sale triggered a $4.0 million payment to us. We determined this payment to be a sales-based payment. Due to our continuing involvement obligations, revenue from the sales-based payment was deferred and is being recognized over the remaining term of the Gammagard Collaboration.
The Gammagard Collaboration is applicable to both kit and formulation combinations. Baxter assumes all development, manufacturing, clinical, regulatory, sales and marketing costs under the Gammagard Collaboration, while we are responsible for the supply of bulk rHuPH20. We perform research and development activities and supply bulk rHuPH20 at the request of Baxter, and are reimbursed by Baxter under the terms of the Gammagard Collaboration. In addition, Baxter has certain product development and commercialization obligations in major markets identified in the Gammagard Collaboration.
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
Due to our continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), the upfront and sales-based payments were deferred and are being recognized over the term of the Gammagard Collaboration. We recognized revenue from the upfront and sales-based payments in the amount of approximately $606,000, $483,000 and $483,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Deferred revenue relating to the upfront and sales-based payments under the Gammagard Collaboration was approximately $10.5 million and $7.1 million as of December 31, 2013 and 2012, respectively.
Other Collaborations
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining rHuPH20 enzyme with Pfizer proprietary biologics directed at six targets, of which three were specified (the “Pfizer Collaboration”). Targets may be selected on an exclusive or non-exclusive basis. As of December 31, 2013, we have received $11.0 million in upfront and license fee payments for the licenses to four specified exclusive targets and two additional targets which Pfizer has the right to elect in the future upon payment of additional fees. Unless terminated earlier in accordance with its terms, the Pfizer Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Pfizer Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. Pfizer may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 30 days prior written notice to us. Upon any such termination, the license granted to Pfizer (in total or with respect to the terminated target, as applicable) will terminate, provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid-up.
In May 2011, we and ViroPharma entered into a collaboration and license agreement, under which ViroPharma obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development and commercialization of a subcutaneous injectable formulation of ViroPharma's commercialized product, Cinryze® (C1 esterase inhibitor [human]) (the “ViroPharma Collaboration”).

In addition, the license provided ViroPharma with exclusivity to C1 esterase inhibitor and to the hereditary angioedema indication, along with three additional orphan indications. As of December 31, 2013, we received $14.0 million from ViroPharma, including the $9.0 million nonrefundable upfront license fee payment and a $3.0 million clinical development milestone payment. ViroPharma terminated the collaboration agreement in February 2014.
In June 2011, we and Intrexon entered into a collaboration and license agreement, under which Intrexon obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development and commercialization of a subcutaneous injectable formulation of Intrexon's recombinant human alpha 1-antitrypsin (rHuA1AT) (the “Intrexon Collaboration”). In addition, the license provides Intrexon with exclusivity for a defined indication (“Exclusive Field”). As of December 31, 2013, we have received $11.0 million from Intrexon, including a nonrefundable upfront license fee payment of $9.0 million. We are entitled to receive a royalty on each product commercialized under the agreement consisting of a percentage of the net sales of such product ranging from mid-single digits up to a low double-digit percentage. Unless terminated earlier in accordance with its terms, the Intrexon Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Intrexon Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. Intrexon may terminate the agreement prior to expiration for any reason on a product-by-product basis upon 90 days prior written notice to us. Upon any such termination, the license granted to Intrexon (in total or with respect to the terminated product, as applicable) will terminate. Intrexon's chief executive officer, chairman of its board of directors and major shareholder is also a member of our board of directors.
We identified the deliverables at the inception of the Pfizer, ViroPharma and Intrexon agreements which are the license, research and development services and supply of bulk rHuPH20. We have determined that the license, research and development services and supply of bulk rHuPH20 individually represent separate units of accounting, because each deliverable has standalone value. The estimated selling prices for these units of accounting were determined based on market conditions, the terms of comparable collaborative arrangements for similar technology in the pharmaceutical and biotech industry and entity-specific factors such as the terms of our previous collaborative agreements, our pricing practices and pricing objectives and the nature of the research and development services to be performed for the collaborators. The arrangement consideration was allocated to the deliverables based on the relative selling price method.
The amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (the noncontingent amount). As such, we excluded from the allocable arrangement consideration the milestone payments, annual exclusivity fees and royalties regardless of the probability of receipt. Based on the results of our analysis, we allocated the $11.0 million license fees from Pfizer, the $9.0 million upfront license fee from ViroPharma and the $9.0 million upfront license fee from Intrexon to the license fee deliverable under each of the arrangements. We determined that the upfront payments were earned upon the granting of the worldwide, exclusive right to our technology to the collaborators in these arrangements. As a result, we recognized the $11.0 million license fee under the Pfizer Collaboration, the $9.0 million upfront license fee under the ViroPharma Collaboration and the $9.0 million upfront license fee received under the Intrexon Collaboration as revenues under collaborative agreements in the period when such license fees were earned. There were no revenues recognized related to milestone payments under these collaborations for the years ended December 31, 2013 and 2012. For the year ended December 31, 2011, we recognized the $3.0 million milestone payment as revenues under collaborative agreements in accordance with the Milestone Method related to the achievement of a development milestone pursuant to the terms of the ViroPharma Collaboration.
Pfizer and Intrexon are each solely responsible for the development, manufacturing and marketing of any products resulting from their respective collaborations. We are entitled to receive payments for research and development services and supply of bulk rHuPH20 to these collaborators if requested by such collaborator. We recognize amounts allocated to research and development services as revenues under collaborative agreements as the related services are performed. We recognize amounts allocated to the sales of bulk rHuPH20 as revenues under collaborative agreements when such bulk rHuPH20 have met all required specifications by the collaborators and the related title and risk of loss and damages have passed to the collaborators. We cannot predict the timing of delivery of research and development services and bulk rHuPH20 as they are at the collaborators' requests.
Pursuant to the terms of our existing collaborations collectively, we are entitled to receive additional milestone payments for the successful development of the elected targets in the aggregate of up to approximately $63.0 million upon achievement of specified clinical development milestone events and up to approximately $48.0 million upon achievement of specified regulatory milestone events in connection with specified regulatory filings and receipt of marketing approvals.

5.	Certain Balance Sheet Items
Accounts receivable, net consisted of the following:

	December 31, 2013	December 31, 2012
Accounts receivable from product sales to collaborators	$4,495,314	$—
Accounts receivable from revenues under collaborative agreements	3,707,248	15,058,163
Accounts receivable from other product sales	1,505,004	823,064
	9,707,566	15,881,227
Allowance for distribution fees and discounts	(610,482)	(178,140)
	$9,097,084	$15,703,087
Inventories consisted of the following:

	December 31, 2013	December 31, 2012
Raw materials	$1,136,815	$1,127,061
Work-in-process	4,280,076	792,257
Finished goods	753,091	751,378
	$6,169,982	$2,670,696
Prepaid expenses and other assets consisted of the following:

	December 31, 2013	December 31, 2012
Prepaid manufacturing expenses	$5,884,040	$8,152,602
Prepaid research and development expenses	3,522,250	2,274,551
Other prepaid expenses	1,338,758	2,250,791
Other assets	356,328	74,944
	11,101,376	12,752,888
Less long-term portion	2,675,692	—
	$8,425,684	$12,752,888

Property and equipment, net consisted of the following:

	December 31, 2013	December 31, 2012
Research equipment	$7,713,850	$6,360,004
Computer and office equipment	1,948,859	1,432,975
Leasehold improvements	1,408,025	1,138,110
Building(1)	—	1,450,000
	11,070,734	10,381,089
Accumulated depreciation and amortization	(7,649,228)	(6,680,627)
	$3,421,506	$3,700,462
________________________

(1)
Represented capitalized building under a build-to-suit lease arrangement where we were considered the owner (for accounting purposes only) during the construction period. Upon the completion of the building construction in the fourth quarter of 2013, we met the sale-leaseback criteria for de-recognition of the building asset and liability; therefore, the building asset was removed from the consolidated balance sheet as of December 31, 2013.

Depreciation and amortization expense was approximately $1.2 million, $1.1 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Accrued expenses consisted of the following:

	December 31, 2013	December 31, 2012
Accrued compensation and payroll taxes	$7,075,347	$4,053,590
Accrued outsourced research and development expenses	3,377,256	1,239,050
Accrued outsourced manufacturing expenses	3,233,012	984,192
Other accrued expenses	1,234,831	1,506,615
	$14,920,446	$7,783,447
Deferred revenue consisted of the following:

	December 31, 2013	December 31, 2012
Collaborative agreements	$51,184,897	$43,222,473
Product sales	1,958,381	623,510
Total deferred revenue	53,143,278	43,845,983
Less current portion	7,397,829	8,891,017
Deferred revenue, net of current portion	$45,745,449	$34,954,966

6.	Long-Term Debt, Net
In December 2012, we entered into a Loan and Security Agreement (the “Original Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (collectively, the “Lenders”) for a $30 million secured single-draw term loan facility with a maturity date, as amended, of January 1, 2017. In December 2012, we drew down $30 million under the Original Loan Agreement. The proceeds were to be used for working capital and general business requirements. The term loan bore a fixed interest rate of 7.55% per annum. The monthly repayment schedule included interest only payments in arrears for the first 12 months, followed by equal principal and interest payments for the remaining term. The original term loan required a final payment of $2.55 million which was due when the term loan became due or upon the prepayment of the facility. In connection with the original term loan, we received proceeds of $29.7 million, net of debt offering costs.
0n December 27, 2013, we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with the Lenders, amending and restating in its entirety the Original Loan Agreement. The Loan Agreement extends the original term loan and provides for an additional $20 million new term loan, bringing the total term loan balance to $50 million. Upon closing of the Loan Agreement, we received proceeds of approximately $19 million, net of accrued interest outstanding as of December 31, 2013. The proceeds are to be used for working capital and general business requirements. The amended term loan facility matures on January 1, 2018. Except for extending the principal payments and maturity date of the original term loan and increasing the loan balance to $50 million, no other terms were modified. The present value of the future cash flows under the modified terms described did not exceed the present value of the future cash flows under the original terms by more than 10%. As such, we treated this amendment as a modification.
Consistent with the original loan, the Loan Agreement provides for a 7.55% interest rate on the term loan and a final payment equal to 8.5% of the original principal amount, or $4.25 million, which is due when the term loan becomes due or upon the prepayment of the facility. The amended term loan repayment schedule provides for interest only payments in arrears for the first 12 months, followed by consecutive equal monthly payments of principal and interest in arrears starting in February 2015 and continuing through the maturity date. We have the option to prepay the outstanding balance of the term loan in full, subject to a prepayment fee of 1% to 3% depending upon when the prepayment occurs.
In connection with the term loan, the debt offering costs have been recorded as a debt discount on our consolidated balance sheet which together with the final payment and fixed interest rate payments are being amortized to interest expense throughout the life of the term loan using the effective interest rate method.
The term loan is secured by substantially all of the assets of the Company and our subsidiary, Halozyme, Inc., except that the collateral does not include any intellectual property (including licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The Loan Agreement contains customary representations, warranties and covenants by us, which covenants limit our ability to convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses currently engaged in by us or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; make payments on any subordinated debt; and enter into transactions with any of our affiliates outside of the ordinary course of business or permit our subsidiaries to do the same. In addition, subject to certain exceptions, we are required to maintain with Silicon Valley Bank our primary deposit accounts, securities accounts and commodities, and to do the same for our domestic subsidiary.
The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain of our obligations under the Loan Agreement and the occurrence of a material adverse change which is defined as a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender's lien in the collateral or in the value of such collateral. In the event of default by us under the Loan Agreement, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement, which could harm our financial condition.
As of December 31, 2013, we were in compliance with all material covenants under the Loan Agreement and there was no material adverse change in our business, operations or condition.

Future maturities and interest payments under the term loan as of December 31, 2013, are as follows:

2014	$3,460,417
2015	17,435,636
2016	18,677,512
2017	18,677,512
2018	5,806,459
Total minimum payments	64,057,536
Less amount representing interest	(14,057,536)
Gross balance of long-term debt	50,000,000
Less unamortized debt discount	(228,263)
Present value of long-term debt	49,771,737
Less current portion of long-term debt	—
Long-term debt, less current portion and unamortized debt discount	$49,771,737
Interest expense, including amortization of debt discount, related to the long-term debt for the years ended December 31, 2013 and 2012 was approximately $3.3 million and $28,000, respectively.

7.	Stockholders’ (Deficit) Equity
During 2013, we issued an aggregate of 1,270,362 shares of common stock, in connection with the exercises of stock options for cash in the aggregate amount of approximately $5.5 million. In addition, we issued 461,729 shares of common stock, net of RSAs canceled, in connection with the grants of RSAs and 92,201 shares of common stock upon vesting of certain RSUs. The RSU holders surrendered 61,923 RSUs to pay for minimum withholding taxes totaling approximately $431,000.
In May 2013, our stockholders approved an amendment to our Certificate of Incorporation to increase our authorized number of shares of common stock from 150 million shares to 200 million shares.
During 2012, we issued an aggregate of 444,637 shares of common stock in connection with the exercises of stock options for cash in the aggregate amount of approximately $2.0 million. In addition, we issued 374,195 shares of common stock, net of RSAs canceled, in connection with the grants of RSAs and 81,070 shares of common stock upon vesting of certain RSUs. The RSU holders surrendered 46,930 RSUs to pay for minimum withholding taxes totaling approximately $347,000.
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
During 2011, we issued an aggregate of 3,045,540 shares of common stock in connection with the exercises of 3,137,056 shares of stock options for cash in the aggregate amount of approximately $4.7 million. In addition, we issued 347,883 shares of common stock in connection with the grants of RSAs and 15,000 shares of common stock upon vesting of certain RSUs.

8.	Equity Incentive Plans
We currently grant stock options, restricted stock awards and restricted stock units under the Amended and Restated 2011 Stock Plan. In May 2013, our stockholders approved the Amended and Restated 2011 Stock Plan, which provides for the grant of up to 12.5 million shares of common stock (subject to certain limitations as described in the Amended and Restated 2011 Stock Plan) to selected employees, consultants and non-employee members of our Board of Directors ("Outside Directors") as stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards. The Amended and Restated 2011 Stock Plan replaced our prior stock plans, consisting of our 2008 Outside Directors' Stock Plan, 2008 Stock Plan, 2006 Stock Plan and 2004 Stock Plan (“Prior Plans”, collectively with the Amended and Restated 2011 Stock Plan, the “Plans”). The Prior Plans were terminated such that no additional awards could be granted under the Prior Plans, but the terms of the Prior Plans remain in effect with respect to outstanding awards until they are exercised, settled or canceled. The Plans were approved by the stockholders. Awards are subject to terms and conditions established by the Compensation Committee of our Board of Directors.
During the year ended December 31, 2013, we granted share-based awards under the Amended and Restated 2011 Stock Plan. We also granted restricted stock awards to the Outside Directors under the 2008 Outside Directors’ Stock Plan until it was terminated in May 2013. At December 31, 2013, 7,437,270 shares were subject to outstanding awards and 6,946,331 shares were available for future grants of share-based awards. At the present time, management intends to issue new common shares upon the exercise of stock options, issuance of restricted stock awards and settlement of restricted stock units.
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

A summary of our stock option award activity as of and for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	7,975,365	$3.87
Granted	1,624,768	$7.79
Exercised	(3,137,056)	$1.71
Canceled/forfeited	(593,293)	$6.72
Outstanding at December 31, 2011	5,869,784	$5.82
Granted	1,215,442	$9.90
Exercised	(444,637)	$4.56
Canceled/forfeited	(260,722)	$8.34
Outstanding at December 31, 2012	6,379,867	$6.59
Granted	1,806,392	$7.14
Exercised	(1,270,362)	$4.34
Canceled/forfeited	(214,982)	$8.18
Outstanding at December 31, 2013	6,700,915	$7.11	6.4	$52.8	million
Vested and expected to vest at December 31, 2013	6,352,654	$7.07	6.3	$50.3	million
Exercisable at December 31, 2013	3,747,566	$6.55	4.8	$31.6	million
The weighted average grant-date fair values of options granted during the years ended December 31, 2013, 2012 and 2011 were $4.40 per share, $5.63 per share and $4.57 per share, respectively. As of December 31, 2013, approximately $9.7 million of total unrecognized compensation costs related to non-vested stock option awards was expected to be recognized over a weighted average period of approximately 2.5 years. The intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was approximately $8.3 million, $2.9 million and $16.6 million, respectively. Cash received from stock option exercises for the years ended December 31, 2013, 2012 and 2011 was approximately $5.5 million, $2.0 million and $4.7 million, respectively.
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes model”) that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments by us. Assumptions used in the Black-Scholes model were as follows:

	Year Ended December 31,
	2013	2012	2011
Expected volatility	70.1-72.5%	64.0-69.2%	64.0-65.1%
Average expected term (in years)	5.7	5.6	5.8
Risk-free interest rate	0.86-2.00%	0.80-1.15%	1.14-2.55%
Expected dividend yield	0%	0%	0%
Restricted Stock Awards. Restricted stock awards are grants that entitle the holder to acquire shares of our common stock at zero or a fixed price, which is typically nominal. The shares covered by a restricted stock award cannot be sold, pledged, or otherwise disposed of until the award vests and any unvested shares may be reacquired by us for the original purchase price following the awardee’s termination of service. The restricted stock awards will generally vest at the rate of one-fourth of the shares on each anniversary of the date of grant. Annual grants of restricted stock awards to Outside Directors typically vest in full the first day the awardee may trade our stock in compliance with our insider trading policy following the date immediately preceding the first annual meeting of stockholders following the grant date.
The following table summarizes our restricted stock award activity during the years ended December 31, 2013, 2012 and 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2011	120,000	$7.67
Granted	353,508	$6.51
Vested	(120,000)	$7.67
Forfeited	(5,625)	$6.67
Unvested at December 31, 2011	347,883	$6.51
Granted	380,158	$10.29
Vested	(339,758)	$6.51
Forfeited	(5,963)	$10.81
Unvested at December 31, 2012	382,320	$10.21
Granted	476,096	$6.88
Vested	(211,178)	$8.78
Forfeited	(14,367)	$8.17
Unvested at December 31, 2013	632,871	$8.23
The fair value of the restricted stock awards is based on the market value of our common stock on the date of grant. The total grant-date fair value of restricted stock awards vested during the years ended December 31, 2013, 2012 and 2011 was approximately $1.9 million, $2.2 million and $0.9 million, respectively. We recognized approximately $2.2 million, $2.1 million and $1.7 million of share-based compensation expense related to restricted stock awards for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, total unrecognized compensation cost related to unvested awards was approximately $2.5 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years.
Restricted Stock Units. A restricted stock unit is a promise by us to issue a share of our common stock upon vesting of the unit. During the years ended December 31, 2013, 2012 and 2011, we granted 323,700, 682,146 and 163,000 shares of restricted stock units, respectively, at no purchase price, to certain employees. The restricted stock units will generally vest at the rate of one-fourth of the shares on each anniversary of the date of grant. Of the total 163,000 shares of restricted stock units granted during the year ended December 31, 2011, 148,000 shares were subject to percentage vesting based upon achievement of certain corporate goals and the employees’ continuing services through May 2012.

The following table summarizes our restricted stock unit activity during the years ended December 31, 2013, 2012 and 2011:

	Number of Shares	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Unvested at January 1, 2011	—	$—
Granted	163,000	$—
Vested	(15,000)	$—
Forfeited	—	$—
Unvested at December 31, 2011	148,000	$—
Granted	682,146	$—
Vested	(128,000)	$—
Forfeited	(20,000)	$—
Unvested at December 31, 2012	682,146	$—
Granted	323,700	$—
Vested	(154,124)	$—
Forfeited	(115,367)	$—
Unvested at December 31, 2013	736,355	$—	1.6	$11.0	million
Expected to vest at December 31, 2013	627,647	$—	1.5	$9.4	million
The estimated fair value of the restricted stock units was based on the market value of our common stock on the date of grant. The weighted average grant-date fair value of restricted stock units granted during the years ended December 31, 2013, 2012 and 2011 was $6.69, $10.61 and $6.71 per share, respectively. The total intrinsic value of restricted stock units vested during the years ended December 31, 2013, 2012 and 2011 was approximately $1.1 million, $0.9 million and $0.1 million, respectively. We recognized approximately $1.8 million, $1.5 million and $0.7 million of share-based compensation expense related to the restricted stock units for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, total unrecognized estimated unamortized compensation cost related to non-vested restricted stock units outstanding as of that date was approximately $4.2 million, which is expected to be recognized over a weighted-average amortization period of approximately 3.0 years.

9.	Commitments and Contingencies
Operating Leases
Our administrative offices and research facilities are located in San Diego, California. We lease an aggregate of approximately 76,000 square feet of office and research space.
In June 2011, we entered into an amended and restated lease (the “11388 Lease”) with BMR-11388 Sorrento Valley Road LP for the office and research facilities located at 11388 Sorrento Valley Road, San Diego, California ("11388 Property"). The 11388 Lease commenced in June 2011 and continues through January 2018. The 11388 Lease supersedes the lease agreement with BC Sorrento, LLC entered into in July 2007. Under the terms of the 11388 Lease, the initial monthly rent payment was approximately $38,000 net of costs and property taxes associated with the operation and maintenance of the leased facilities, commencing in December 2011 and increased to approximately $65,000 starting in January 2013. Thereafter, the annual base rent is subject to approximately 2.5% annual increases each year throughout the term of the 11388 Lease. In addition, we received a cash incentive of approximately $98,000, a tenant improvement allowance of $300,000 and free and reduced rent totaling approximately $744,000 under the terms of the 11388 Lease. Combined with the unamortized deferred rent under the Original Lease, unamortized deferred rent associated with the 11388 Lease of $953,000 and $1.1 million was included in deferred rent as of December 31, 2013 and 2012, respectively.
In July 2007, we entered into a sublease agreement (the “11404 Sublease”) with Avanir Pharmaceuticals, Inc. (“Avanir”) for Avanir’s excess leased facilities located at 11404 Sorrento Valley Road, San Diego, California for office and research space (“11404 Property”) for a monthly rent payment of approximately $54,000, net of costs and property taxes associated with the operation and maintenance of the subleased facilities. The 11404 Sublease expired in January 2013. The annual base rent was subject to approximately 4% annual increases each year throughout the terms of the 11404 Sublease.
In April 2009, we entered into a sublease agreement (the “11408 Sublease”) with Avanir for office and research space located at 11408 Sorrento Valley Road, San Diego, California (“11408 Property”), which expired in January 2013. The monthly rent payments, which commenced in January 2010, were approximately $21,000 and were subject to an annual increase of approximately 3%.
In June 2011, we entered into a lease agreement (the “11404/11408 Lease”) with BMR-Sorrento Plaza LLC (“BMR-Sorrento”) for the 11404 Property and 11408 Property which commenced in January 2013 and continues through January 2018. Pursuant to the terms of the 11404/11408 Lease, the initial monthly rent payment is approximately $71,000 net of costs and property taxes associated with the operation and maintenance of the leased facilities and is subject to approximately 2.5% annual increases each year throughout the term of the 11404/11408 Lease.
In October 2012, we entered into a lease agreement (the “11436 Lease”) with Cal-Sorrento, Ltd. for the 11436 Sorrento Valley Road, San Diego, California ("11436 Property"). Pursuant to the terms of the 11436 Lease, the lessor completed and paid for certain improvements on the building before the commencement of the lease in November 2013. This lease expires in January 2018. The initial monthly rent payment is approximately $24,300 net of costs and property taxes associated with the operation and maintenance of the leased facilities, which commenced in November 2013 and is subject to approximately 3% annual increases each year throughout the term of the 11436 Lease. In addition, we received free and reduced rent totaling approximately $158,000. Under the terms of the 11436 Lease, we were the “deemed owner” (for accounting purposes only) of the facility during the construction period. As such, we recorded an asset of $1.5 million as of December 31, 2012, representing the fair value of the building with a corresponding long-term lease financing obligation. Upon completion of the building construction in the fourth quarter of 2013, we met the sale-leaseback criteria for de-recognition of the building asset and liability; therefore, the building asset and corresponding liability were removed from the consolidated balance sheet as of December 31, 2013.
We pay a pro rata share of operating costs, insurance costs, utilities and real property taxes incurred by the landlords for the subleased facilities.
Additionally, we lease certain office equipment under operating leases. Total rent expense was approximately $1.7 million, $1.6 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Approximate annual future minimum operating lease payments as of December 31, 2013 are as follows:

Year:	Operating Leases
2014	$1,995,000
2015	2,062,000
2016	2,081,000
2017	2,122,000
2018	80,000
Thereafter	—
Total minimum lease payments	$8,340,000

Other Commitments
In order to scale up the production of bulk rHuPH20 and to identify another manufacturer that would help meet anticipated production obligations arising from our proprietary programs and our collaborations, we entered into a Technology Transfer Agreement and a Clinical Supply Agreement with Cook Pharmica LLC (“Cook”). The technology transfer was completed in 2008. In 2009, multiple batches of bulk rHuPH20 were produced to support planned future clinical studies.
In March 2010, we entered into a Commercial Supply Agreement with Cook (the “Cook Commercial Supply Agreement”). Under the terms of the Cook Commercial Supply Agreement, Cook will manufacture certain batches of bulk rHuPH20 that will be used for commercial supply of certain products and product candidates. Under the terms of the Cook Commercial Supply Agreement, we are committed to certain minimum annual purchases of bulk rHuPH20 equal to four quarters of forecasted supply. At December 31, 2013, we had a $3.0 million minimum purchase obligation in connection with the Cook Commercial Supply Agreement.
In March 2010, we amended our Commercial Supply Agreement (the “March 2010 Avid Amendment”) with Avid Bioservices, Inc. ("Avid") which was originally entered into in February 2005 and amended in December 2006. Under the terms of the March 2010 Avid Amendment, we are committed to certain minimum annual purchases of bulk rHuPH20 equal to three quarters of forecasted supply. In addition, Avid has the right to manufacture and supply a certain percentage of bulk rHuPH20 that will be used in Hylenex recombinant. At December 31, 2013, we had a minimum purchase obligation of approximately $142,000.
In March 2010, we entered into a second Commercial Supply Agreement with Avid (the “Avid Commercial Supply Agreement”). Under the terms of the Avid Commercial Supply Agreement, we are committed to certain minimum annual purchases of bulk rHuPH20 equal to three quarters of forecasted supply. In addition, Avid has the right to manufacture and supply a certain percentage of bulk rHuPH20 that will be used in the collaboration products and product candidates. At December 31, 2013, we had a $6.0 million minimum purchase obligation in connection with this agreement.
In June 2011, we entered into a commercial manufacturing and supply agreement with Baxter, under which Baxter provides the final fill and finishing steps in the production process of Hylenex recombinant for a limited period of time. The initial term of the agreement with Baxter was extended to December 31, 2015, subject to further extensions in accordance with the terms and conditions of the agreement. At December 31, 2013, we had a minimum purchase obligation in connection with this agreement of approximately $1.8 million.
In June 2011, we entered into a services agreement with another third party manufacturer for the technology transfer and manufacture of Hylenex recombinant. At December 31, 2013, we had no minimum purchase obligation in connection with this agreement.
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
Significant components of our net deferred tax assets at December 31, 2013 and 2012 are shown below. A valuation allowance of $162.0 million and $128.4 million has been established to offset the net deferred tax assets as of December 31, 2013 and 2012, respectively, as realization of such assets is uncertain.

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$116,572,000	$86,732,000
Deferred revenue	13,324,000	17,345,000
Research and development credits	28,867,000	20,286,000
Share-based compensation	2,495,000	2,975,000
Depreciation	—	179,000
Other, net	853,000	926,000
	162,111,000	128,443,000
Valuation allowance for deferred tax assets	(161,968,000)	(128,443,000)
Deferred tax assets, net of valuation	143,000	—
Deferred tax liabilities:
Depreciation	(143,000)	—
Net deferred tax liabilities	(143,000)	—
Net deferred tax assets	$—	$—
The provision for income taxes on earnings subject to income taxes differs from the statutory federal income tax rate at due to the following:

	December 31,
	2013	2012	2011
Federal income tax at 34%	$(28,383,000)	$(18,208,000)	$(6,722,000)
State income tax, net of federal benefit	(1,745,000)	(3,023,000)	(1,153,000)
Increase in valuation allowance	33,525,000	20,954,000	9,935,000
Tax effect on non-deductible expenses and other	5,219,000	1,293,000	1,671,000
Research and development credits	(8,616,000)	(1,016,000)	(3,731,000)
	$—	$—	$—
At December 31, 2013, we had federal and California tax net operating loss carryforwards of approximately $327.7 million and $276.9 million, respectively. Included in these amounts are federal and California net operating losses of approximately $27.9 million attributable to stock option deductions of which the tax benefit will be credited to equity when realized. The federal and California tax loss carryforwards will begin to expire in 2018 and 2014, respectively, unless previously utilized.
At December 31, 2013, we also had federal and California research and development tax credit carryforwards of approximately $21.9 million and $10.5 million, respectively. The federal research and development tax credits will begin to expire in 2024 unless previously utilized. The California research and development tax credits will carryforward indefinitely until utilized.
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

At December 31, 2013 and 2012, our unrecognized income tax benefits and uncertain tax positions were not material and would not, if recognized, affect the effective tax rate. Interest and/or penalties related to uncertain income tax positions are included by us as a component of income tax expense. For the years ended December 31, 2013, 2012 and 2011, we recognized no interest or penalties.
We are subject to taxation in the U.S. and in various state jurisdictions. Our tax years for 1998 and forward are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

11.	Employee Savings Plan
We have an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate, provided they meet the requirements of the plan. We are not required to make matching contributions under the plan. However, we voluntarily contributed to the plan approximately $633,000, $508,000 and $355,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

12.	Related Party Transactions
In June 2011, we and Intrexon entered into the Intrexon Collaboration, under which Intrexon obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development of a subcutaneous injectable formulation of Intrexon’s recombinant human alpha 1-antitrypsin (rHuA1AT). Intrexon’s chief executive officer and chairman of its board of directors, Randal J. Kirk, is also a member of our Board of Directors. The collaborative arrangement with Intrexon was reviewed and approved by our Board of Directors in accordance with our related party transaction policy. For the years ended December 31, 2013, 2012 and 2011, we recognized $1.0 million, $1.0 million and $9.0 million, respectively, in revenue under collaborative agreements pursuant to the terms of the Intrexon Collaboration. See Note 4, Collaborative Agreements, for a further discussion of the Intrexon Collaboration.

13.	Subsequent Events
On February 10, 2014, we completed an underwritten public offering and issued 8,846,153 shares of common stock, including 1,153,846 shares sold pursuant to the full exercise of an over-allotment option granted to the underwriters. All of the shares were offered at a public offering price of $13.00 per share, generating approximately $107.8 million in proceeds after deducting the underwriting discounts and commissions and estimated expenses.

14.	Summary of Unaudited Quarterly Financial Information
The following is a summary of our unaudited quarterly results for the years ended December 31, 2013 and 2012:

	Quarter Ended
2013 (Unaudited):	March 31,	June 30,	September 30,	December 31,
Total revenues	$11,833,540	$14,453,810	$16,013,164	$12,498,933
Gross profit on product sales(1)	$769,623	$1,815,903	$9,342,187	$6,266,250
Total operating expenses	$30,329,313	$36,574,458	$34,507,020	$33,822,293
Net loss	$(19,288,369)	$(22,911,511)	$(19,292,368)	$(21,986,303)
Net loss per share, basic and diluted	$(0.17)	$(0.20)	$(0.17)	$(0.19)
Shares used in computing basic and diluted net loss per share	112,416,792	112,486,211	112,765,155	113,550,229

	Quarter Ended
2012 (Unaudited):	March 31,	June 30,	September 30,	December 31,
Total revenues(2)	$7,440,179	$7,757,175	$5,334,323	$21,793,549
Gross profit on product sales	$116,650	$381,822	$488,719	$805,851
Total operating expenses	$22,580,577	$21,805,273	$25,364,160	$26,200,662
Net loss	$(15,119,181)	$(14,021,119)	$(20,005,846)	$(4,405,856)
Net loss per share, basic and diluted	$(0.14)	$(0.13)	$(0.18)	$(0.04)
Shares used in computing basic and diluted net loss per share	107,589,514	112,063,665	112,305,002	112,323,056

(1)
Gross profit on product sales for the quarters ended June 30, 2013, September 30, 2013 and December 31, 2013 excluded manufacturing costs related to the product sales of bulk rHuPH20 for Herceptin SC and HyQvia in the amounts of $873,000, $6.5 million and $2.6 million, respectively. Such costs were incurred prior to European marketing approvals for Herceptin SC and HyQvia, and therefore, they were charged to research and development expenses in the periods the costs were incurred.

(2)	Revenues for the quarter ended December 31, 2012 included $9.5 million in revenues under collaborative agreements from the Pfizer Collaboration.

HALOZYME THERAPEUTICS, INC.

Schedule II
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
For the year ended December 31, 2013
Accounts receivable allowances (1)	$178,140	$2,979,646	$(2,547,304)	$610,482
For the year ended December 31, 2012
Accounts receivable allowances (1)	$15,429	$770,614	$(607,903)	$178,140
For the year ended December 31, 2011
Accounts receivable allowances (1)	$—	$15,429	$—	$15,429
______________________________

(1)	Allowances are for chargebacks, prompt payment discounts and distribution fees related to Hylenex recombinant product sales.

Exhibit Index

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	File No.	Date Filed

2.1	Agreement and Plan of Merger, dated November 14, 2007, by and between the Registrant and the Registrant’s predecessor Nevada corporation		8-K	001-32335	11/20/2007

3.1	Composite Certification of Incorporation		10-Q	001-32335	8/7/2013

3.2	Certificate of Designation, Preferences and Rights of the terms of the Series A Preferred Stock		8-K	001-32335	11/20/2007

3.3	Bylaws, as amended		8-K	001-32335	12/12/2011

4.1	Amended Rights Agreement between Corporate Stock Transfer, as rights agent, and Registrant, dated November 12, 2007		10-K	001-32335	3/14/2008

10.1	License Agreement between University of Connecticut and Registrant, dated November 15, 2002		SB-2	333-114776	4/23/2004

10.2	First Amendment to the License Agreement between University of Connecticut and Registrant, dated January 9, 2006		8-K	001-32335	1/12/2006

10.3*	Commercial Supply Agreement with Avid Bioservices, Inc. and Registrant, dated February 16, 2005		8-K	001-32335	2/22/2005

10.4*	First Amendment to the Commercial Supply Agreement between Avid Bioservices, Inc. and Registrant, dated December 15, 2006		8-K	001-32335	12/21/2006

10.5*	Clinical Supply Agreement between Cook Pharmica, LLC and Registrant, dated August 15, 2008		10-Q	001-32335	11/7/2008

10.6#	DeliaTroph Pharmaceuticals, Inc. 2001 Amended and Restated Stock Plan and form of Stock Option Agreements for options assumed thereunder		S-8	333-119969	10/26/2004

10.7#	2004 Stock Plan and Form of Option Agreement thereunder		SB-2	333-114776	7/23/2004

10.8#	Halozyme Therapeutics, Inc. 2005 Outside Directors’ Stock Plan		8-K	001-32335	7/6/2005

10.9#	Form of Stock Option Agreement (2005 Outside Directors’ Stock Plan)		10-Q	001-32335	8/8/2006

10.10#	Form of Restricted Stock Agreement (2005 Outside Directors’ Stock Plan)		10-Q	001-32335	8/8/2006

10.11#	Halozyme Therapeutics, Inc. 2006 Stock Plan		8-K	001-32335	3/24/2006

10.12#	Form of Stock Option Agreement (2006 Stock Plan)		10-Q	001-32335	8/8/2006

10.13#	Form of Restricted Stock Agreement (2006 Stock Plan)		10-Q	001-32335	8/8/2006

10.14#	Halozyme Therapeutics, Inc. 2008 Stock Plan		8-K	001-32335	3/19/2008

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	File No.	Date Filed

10.15#	Form of Stock Option Agreement (2008 Stock Plan)		10-Q	001-32335	8/7/2009

10.16#	Form of Restricted Stock Agreement (2008 Stock Plan)		10-Q	001-32335	8/7/2009

10.17#	Halozyme Therapeutics, Inc. 2008 Outside Directors’ Stock Plan		8-K	001-32335	3/19/2008

10.18#	Form of Restricted Stock Agreement (2008 Outside Directors’ Stock Plan)		10-Q	001-32335	8/7/2009

10.19#	Halozyme Therapeutics, Inc. Amended and Restated 2011 Stock Plan		DEF14A	001-32335	4/11/2013

10.20#	Form of Stock Option Agreement (2011 Stock Plan)		8-K	001-32335	6/16/2011

10.21#	Form of Stock Option Agreement for Executive Officers (2011 Stock Plan)		8-K	001-32335	6/16/2011

10.22#	Form of Restricted Stock Units Agreement (2011 Stock Plan)		8-K	001-32335	6/16/2011

10.23#	Form of Restricted Stock Award Agreement (2011 Stock Plan)		8-K	001-32335	6/16/2011

10.24#	Form of Indemnity Agreement for Directors and Executive Officers		8-K	001-32335	12/20/2007

10.25#	Severance Policy		10-Q	001-32335	5/9/2008

10.26#	Form of Change In Control Agreement with CEO	X

10.27#	Form of Amended and Restated Change In Control Agreement with Officer		10-K	001-32335	2/28/2013

10.28*	Enhanze Technology License and Collaboration Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated September 7, 2007		8-K	001-32335	9/12/2007

10.29*	License and Collaboration Agreement between F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and Registrant dated December 5, 2006		8-K/A	001-32335	12/15/2006

10.30	Sublease Agreement (11404 Sorrento Valley Road), effective as of July 2, 2007		8-K	001-32335	7/31/2007

10.31	Standard Industrial Net Lease (11388 Sorrento Valley Road), effective as of July 26, 2007		8-K	001-32335	7/31/2007

10.32	Amended and Restated Lease (11388 Sorrento Valley Road), effective as of June 10, 2011		8-K	001-32335	6/16/2011

10.33	Lease (11404 and 11408 Sorrento Valley Road), effective as of June 10, 2011		8-K	001-32335	6/16/2011

10.34	Lease (11436 Sorrento Valley Road), effective as of April 2013		10-K	001-32335	2/28/2013

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	File No.	Date Filed

10.35	First modification to Lease (11436 Sorrento Valley Road)		10-Q	001-32335	5/8/2013

10.36	Loan and Security Agreement and Disbursement Letter, dated December 28, 2012		10-K	001-32335	2/28/2013

10.37	First Amendment to Loan and Security Agreement and Disbursement Letter, dated February 5, 2013		10-K	001-32335	2/28/2013

10.38	Amended and Restated Loan and Security Agreement, dated December 27, 2013	X

21.1	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Presentation Linkbase	X

*
Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted from this agreement and have been filed separately with the Securities and Exchange Commission.

#	Indicates management contract or compensatory plan or arrangement.