Form 10-Q
period 2014-03-31
HALOZYME THERAPEUTICS INC
filed 2014-05-12
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 124,508,798 as of May 5, 2014.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$76,570	$27,357
Marketable securities, available-for-sale	87,919	44,146
Accounts receivable, net	10,956	9,097
Inventories	6,765	6,170
Prepaid expenses and other assets	8,704	8,425
Total current assets	190,914	95,195
Property and equipment, net	3,628	3,422
Prepaid expenses and other assets	2,645	2,676
Restricted cash	500	500
Total Assets	$197,687	$101,793

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,658	$3,135
Accrued expenses	12,272	14,369
Deferred revenue, current portion	13,026	7,398
Current portion of long-term debt, net	2,404	—
Total current liabilities	36,360	24,902
Deferred revenue, net of current portion	44,847	45,745
Long-term debt, net	47,389	49,772
Other long-term liabilities	2,343	1,364
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 200,000 shares authorized; 124,483 and 114,533 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	124	115
Additional paid-in capital	475,249	361,930
Accumulated other comprehensive (loss) income	(25)	17
Accumulated deficit	(408,600)	(382,052)
Total stockholders’ equity (deficit)	66,748	(19,990)
Total Liabilities and Stockholders’ Equity (Deficit)	$197,687	$101,793
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenues:
Product sales, net	$8,568	$1,509
Royalties	799	—
Revenues under collaborative agreements	2,599	10,325
Total revenues	11,966	11,834
Operating expenses:
Cost of product sales	5,520	739
Research and development	21,415	22,034
Selling, general and administrative	10,250	7,556
Total operating expenses	37,185	30,329
Operating loss	(25,219)	(18,495)
Other income (expense):
Investment and other income	47	55
Interest expense	(1,376)	(848)
Net Loss	$(26,548)	$(19,288)

Basic and diluted net loss per share	$(0.22)	$(0.17)

Shares used in computing basic and diluted net loss per share	118,943	112,417
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Net loss	$(26,548)	$(19,288)
Other comprehensive loss:
Unrealized loss on marketable securities	(42)	(29)
Total comprehensive loss	$(26,590)	$(19,317)
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,

	2014	2013
Operating activities:
Net loss	$(26,548)	$(19,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,295	2,397
Depreciation and amortization	397	295
Non-cash interest expense	746	470
Amortization of discount on investments, net	(1,035)	182
Changes in operating assets and liabilities:
Accounts receivable, net	(1,859)	5,327
Inventories	(595)	(67)
Prepaid expenses and other assets	(252)	1,211
Restricted cash	—	(100)
Accounts payable and accrued expenses	3,419	1,981
Deferred revenue	4,729	(3,201)
Other liabilities	73	43
Net cash used in operating activities	(17,630)	(10,750)
Investing activities:
Purchases of marketable securities	(65,005)	(48,947)
Proceeds from maturities of marketable securities	22,225	—
Purchases of property and equipment	(411)	(534)
Net cash used in investing activities	(43,191)	(49,481)
Financing activities:
Proceeds from issuance of common stock, net	107,713	—
Proceeds from issuance of common stock under equity incentive plans, net	3,174	57
Payments for tax withholding for restricted stock units vested, net	(853)	(309)
Net cash provided by (used in) financing activities	110,034	(252)
Net increase (decrease) in cash and cash equivalents	49,213	(60,483)
Cash and cash equivalents at beginning of period	27,357	99,501
Cash and cash equivalents at end of period	$76,570	$39,018
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
The majority of the product candidates in our current pipeline are based on rHuPH20, a patented human recombinant hyaluronidase enzyme. rHuPH20 temporarily breaks down hyaluronic acid - a naturally occurring substance that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. We have one proprietary commercial product, Hylenex® recombinant. Our proprietary pipeline consists of multiple clinical stage products in diabetes, oncology and dermatology. We currently have collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Pfizer Inc. (“Pfizer”) and Baxter Healthcare Corporation (“Baxter”), with three approved products for marketing in Europe, one product candidate which has been submitted for regulatory approval in the U.S. and several others at various stages of development.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Operating results for interim periods are not necessarily indicative of the operating results for an entire fiscal year.
The accompanying condensed consolidated financial statements include the accounts of Halozyme Therapeutics, Inc. and our wholly owned subsidiary, Halozyme, Inc., and Halozyme, Inc.'s wholly owned subsidiary, Halozyme Holdings Ltd. All intercompany accounts and transactions have been eliminated.

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
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation. Specifically, we have reclassified $0.6 million from accrued expenses to other long-term liabilities in the consolidated balance sheet at December 31, 2013.
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
Marketable securities are investments with original maturities of more than ninety days from the date of purchase that are specifically identified to fund current operations. Marketable securities are considered available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date which reflects management's intention to use the proceeds from the sale of these investments to fund our operations, as necessary. Such available-for-sale investments are carried at fair value with unrealized gains and losses recorded in other comprehensive loss and included as a separate component of stockholders' equity (deficit). The cost of marketable securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in investment income. We use the specific identification method for calculating realized gains and losses on marketable securities sold. Realized gains and losses and declines in value judged to be other-than-temporary on marketable securities, if any, are included in investment income in the consolidated statement of operations.
Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At March 31, 2014 and December 31, 2013, restricted cash of $0.5 million was pledged as collateral for the letters of credit.

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
Our financial instruments include cash equivalents, available-for-sale marketable securities, accounts receivable, prepaid expenses, accounts payable, accrued expenses, other long-term liabilities and long-term debt. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses and other long-term liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. Further, based on the borrowing rates currently available to us for loans with similar terms, we believe the fair value of long-term debt approximates its carrying value.
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
The following table summarizes, by major security type, our cash equivalents and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2014			December 31, 2013
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$72,687	$—	$72,687	$5,710	$—	$5,710

Available-for-sale marketable securities:
Corporate debt securities	—	78,945	78,945	—	35,147	35,147
Commercial paper	—	8,974	8,974	—	5,999	5,999
Certificate of deposit	—	—	—	—	3,000	3,000
	$72,687	$87,919	$160,606	$5,710	$44,146	$49,856
There were no transfers between Level 1 and Level 2 of the fair value hierarchy in the three months ended March 31, 2014. We have no instruments that are classified within Level 3 as of March 31, 2014 and December 31, 2013.

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
As of March 31, 2014 and December 31, 2013, inventories consisted of $3.3 million and $2.6 million of Hylenex recombinant inventory, respectively, and $3.4 million and $3.5 million of bulk rHuPH20, respectively, for use in the manufacture of Roche's collaboration products. Roche received European marketing approval for Herceptin SC® and MabThera® SC in August 2013 and March 2014, respectively. As such, direct manufacturing costs of bulk rHuPH20 for these collaboration products incurred after the receipt of the European marketing approvals are capitalized as inventory.
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
Product Sales, Net
Hylenex Recombinant
In December 2011, we reintroduced Hylenex recombinant to the market. We sell Hylenex recombinant in the United States to wholesale pharmaceutical distributors, who sell the product to hospitals and other end-user customers. Sales to wholesalers provide for selling prices that are fixed on the date of sale, although we offer discounts to certain group purchasing organizations (“GPOs”), hospitals and government programs. The wholesalers take the title to the product, bear the risk of loss of ownership and have economic substance to the inventory. Further, we have no significant obligations for future performance to generate pull-through sales.
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

At December 31, 2013, we had developed sufficient historical experience and data to reasonably estimate future returns and chargebacks of Hylenex recombinant. As a result, effective December 31, 2013 we began recognizing Hylenex recombinant product sales and related cost of product sales at the time title transfers to the wholesalers.
Upon recognition of revenue from product sales of Hylenex recombinant, we record certain sales reserves and allowances as a reduction to gross revenue. These reserves and allowances include:

•
Product Returns. We allow the wholesalers to return product that is damaged or received in error. In addition, we accept unused product to be returned beginning six months prior to and ending twelve months following product expiration. Our estimates for expected returns of expired products are based primarily on an ongoing analysis of historical return patterns.

•
Distribution Fees. The distribution fees, based on contractually determined rates, arise from contractual agreements we have with certain wholesalers for distribution services they provide with respect to Hylenex recombinant. These fees are generally a fixed percentage of the price of the product purchased by the wholesalers.

•
Prompt Payment Discounts. We offer cash discounts to certain wholesalers as an incentive to meet certain payment terms. We estimate prompt payment discounts based on contractual terms, historical utilization rates, as available, and our expectations regarding future utilization rates.

•
Other Discounts and Fees. We provide discounts to end-user members of certain GPOs under collective purchasing contracts between us and the GPOs. We also provide discounts to certain hospitals, who are members of the GPOs, with which we do not have contracts. The end-user members purchase products from the wholesalers at a contracted discounted price, and the wholesalers then charge back to us the difference between the current retail price and the price the end-users paid for the product. We also incur GPO administrative service fees for these transactions. In addition, we provide predetermined discounts under certain government programs. Our estimate for these chargebacks and fees take into consideration contractual terms, historical utilization rates, as available, and our expectations regarding future utilization rates.

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

Bulk rHuPH20
Subsequent to receiving marketing approval from the FDA or comparable regulatory agencies in foreign countries, sales of bulk rHuPH20 for use in collaboration commercial products are recognized as product sales when the materials have met all the specifications required for the customer's acceptance and title and risk of loss have transferred to the customer. Following the receipts of European marketing approvals of Roche's Herceptin SC product in August 2013 and MabThera SC product in March 2014 and Baxter's HyQvia product in May 2013, revenue from the sales of bulk rHuPH20 for these collaboration products are recognized as product sales. For the three months ended March 31, 2014 and 2013, we recognized product sales of bulk rHuPH20 for Roche collaboration products in the amounts of $5.9 million and zero, respectively, and zero for Baxter collaboration product.
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
Refer to Note 4, Collaborative Agreements, for further discussion on our collaborative agreements.
Cost of Product Sales
Cost of product sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of Hylenex recombinant and bulk rHuPH20 for use in approved collaboration products. Cost of product sales also consists of the write-down of excess, dated and obsolete inventories and the write-off of any inventories that do not meet certain product specifications, if any.

Research and Development Expenses
Research and development expenses include salaries and benefits, facilities and other overhead expenses, external clinical trial expenses, research related manufacturing services, contract services and other outside expenses. Research and development expenses are charged to operations as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. After receiving approval from the FDA or comparable regulatory agencies in foreign countries for a product, costs related to purchases and manufacturing of bulk rHuPH20 for product are capitalized as inventory. The manufacturing costs of bulk rHuPH20 for collaboration products, Herceptin SC, MabThera SC and HyQvia, incurred after the receipt of the European marketing approvals are capitalized as inventory.
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

Total share-based compensation expense related to all of our share-based awards was allocated as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development	$1,622	$1,124
Selling, general and administrative	1,673	1,273
Share-based compensation expense	$3,295	$2,397
Since we have a net operating loss carryforward as of March 31, 2014, no excess tax benefits for the tax deductions related to share-based awards were recognized in the interim unaudited condensed consolidated statements of operations for the three months ended March 31, 2014.
As of March 31, 2014, total unrecognized estimated compensation cost related to non-vested stock options and non-vested restricted stock awards and restricted stock units granted prior to that date was approximately $20.5 million and $12.9 million, respectively, which is expected to be recognized over a weighted-average period of approximately 2.9 years and 3.0 years, respectively.
Net Loss Per Share
Basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Stock options, unvested restricted stock awards (“RSAs”) and unvested restricted stock units (“RSUs”) are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive. Because of our net loss, outstanding stock options, outstanding RSUs and unvested RSAs totaling approximately 9.6 million and 9.1 million were excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2014 and 2013, respectively, because their effect is anti-dilutive.
Segment Information
We operate our business in one segment, which includes all activities related to the research, development and commercialization of our proprietary enzymes that can be used to facilitate the delivery of injected drugs and fluids, thus enhancing the efficacy and the convenience of other drugs or to alter abnormal tissue structures for clinical benefit. This segment also includes revenues and expenses related to (i) research and development and bulk rHuPH20 manufacturing activities conducted under our collaborative agreements with third parties and (ii) product sales of Hylenex recombinant. The chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment.

3. Marketable Securities
Available-for-sale marketable securities consisted of the following (in thousands):

	March 31, 2014
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$78,970	$17	$(42)	$78,945
Commercial paper	8,974	—	—	8,974
	$87,944	$17	$(42)	$87,919

	December 31, 2013
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$35,130	$20	$(3)	$35,147
Commercial paper	5,999	—	—	5,999
Certificates of deposit	3,000	—	—	3,000
	$44,129	$20	$(3)	$44,146
As of March 31, 2014, $52.6 million of our available-for-sale marketable securities were scheduled to mature within the next 12 months, and $35.3 million were scheduled to mature between twelve and eighteen months from March 31, 2014. There were $22.2 million of securities that matured during the three months ended March 31, 2014. As of March 31, 2014, we had ten available-for-sale securities in a gross unrealized loss position, all of which had been in such position for less than twelve months.
4. Collaborative Agreements
Roche Collaboration
In December 2006, we and Roche entered into a license and collaborative agreement under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 and up to thirteen Roche target compounds (the “Roche Collaboration”). As of March 31, 2014, Roche has elected a total of five exclusive targets and retains the option to develop and commercialize rHuPH20 with three additional targets, provided that Roche continues to pay annual maintenance fees to us. In August 2013, Roche received European marketing approval for its collaboration product, Herceptin SC, for the treatment of patients with HER2-positive breast cancer and launched Herceptin SC in the European Union (“EU”).
In March 2014, Roche received European marketing approval for its collaboration product, MabThera SC, for the treatment of patients with common forms of non-Hodgkin lymphoma (“NHL”). Upon the first commercial sale of MabThera SC, we will be entitled to receive a sales-based payment of $5.0 million from Roche. Due to our continuing involvement obligations, revenue from the sales-based payment will be deferred and amortized over the remaining term of the Roche Collaboration.
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
As of March 31, 2014, we have received $72.5 million from Roche, including the $20.0 million upfront license fee payment for the application of rHuPH20 to the initial three Roche exclusive targets, $21.5 million in connection with Roche's election of two additional exclusive targets and annual license maintenance fees for the right to designate the remaining targets as exclusive targets, $13.0 million in clinical development milestone payments, $8.0 million in regulatory milestone payments and a $10.0 million sales-based payment. Due to our continuing involvement obligations (for example, support activities associated with rHuPH20), revenues from the upfront payment, exclusive designation fees, annual license maintenance fees and sales-based payment were deferred and are being recognized over the term of the Roche Collaboration. For the three months ended March 31, 2014 and 2013, we recorded additions to deferred research service revenue of $7.9 million and zero, respectively. The deferred research service revenue will be recognized as revenue when the related services are performed.
For the three months ended March 31, 2014 and 2013, we recognized amortization of the Roche deferred revenues totaling approximately $0.7 million and $2.8 million, respectively, as revenues under collaborative agreements. In addition, for the three months ended March 31, 2014, we recognized $1.3 million in deferred revenue of bulk rHuPH20 as product sales revenue. The total of Roche deferred revenues was approximately $47.6 million and $41.6 million as of March 31, 2014 and December 31, 2013, respectively.
Gammagard Collaboration
In September 2007, we entered into a license and collaborative agreement with Baxter, under which Baxter obtained a worldwide, exclusive license to develop and commercialize a product consisting of rHuPH20 combined with a current Baxter product, GAMMAGARD LIQUID™ (the “Gammagard Collaboration”). In May 2013, the European Commission granted Baxter marketing authorization in all EU Member States for the use of HyQvia (solution for subcutaneous use), a combination of GAMMAGARD LIQUID and rHuPH20 in dual vial units, as replacement therapy for adult patients with primary and secondary immunodeficiencies. Baxter launched HyQvia in the first EU country in July 2013 and in a number of other EU countries in the second half of 2013. Baxter has stated that it plans to expand the launch to additional EU countries in 2014.
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
As of March 31, 2014, we have received $17.0 million under the Gammagard Collaboration, including the $10.0 million upfront license fee payment, a $3.0 million regulatory milestone payment and a $4.0 million sales-based payment. Baxter will pay us a royalty on each product commercialized under the agreement consisting of a mid-single digit percent of the net sales of such product. Due to our continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), the upfront and sales-based payments were deferred and are being recognized over the term of the Gammagard Collaboration. We recognized revenue from the upfront and sales-based payments in the amount of approximately $0.2 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively. Deferred revenue relating to the upfront and sales-based payments under the Gammagard Collaboration was approximately $10.3 million and $10.5 million as of March 31, 2014 and December 31, 2013, respectively.

Other Collaborations
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining rHuPH20 enzyme with Pfizer proprietary biologics directed at up to six targets (the “Pfizer Collaboration”). Targets may be selected on an exclusive or non-exclusive basis. As of March 31, 2014, we have received $12.0 million under the Pfizer Collaboration, including $11.0 million in upfront and license fee payments for the licenses to four specified exclusive targets and two additional targets which Pfizer has the right to elect in the future upon payment of additional fees. Unless terminated earlier in accordance with its terms, the Pfizer Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Pfizer Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. Pfizer may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 30 days prior written notice to us. Upon any such termination, the license granted to Pfizer (in total or with respect to the terminated target, as applicable) will terminate, provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid-up.
In May 2011, we and ViroPharma entered into a collaboration and license agreement, under which ViroPharma obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development and commercialization of a subcutaneous injectable formulation of ViroPharma's commercialized product, Cinryze® (C1 esterase inhibitor [human]) (the “ViroPharma Collaboration”). In addition, the license provided ViroPharma with exclusivity to C1 esterase inhibitor and to the hereditary angioedema indication, along with three additional orphan indications. As of March 31, 2014, we have received $14.0 million from ViroPharma, including the $9.0 million nonrefundable upfront license fee payment and a $3.0 million clinical development milestone payment. In February 2014, ViroPharma notified us of the termination of this collaboration agreement, effective 90 days after the notice.
In June 2011, we and Intrexon entered into a collaboration and license agreement, under which Intrexon obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development and commercialization of a subcutaneous injectable formulation of Intrexon's recombinant human alpha 1-antitrypsin (rHuA1AT) (the “Intrexon Collaboration”). In addition, the license provided Intrexon with exclusivity for a defined indication (“Exclusive Field”). As of March 31, 2014, we have received $11.0 million from Intrexon, including a nonrefundable upfront license fee payment of $9.0 million. Intrexon's chief executive officer, chairman of its board of directors and major shareholder is also a member of our board of directors. In April 2014, Intrexon notified us of the termination of this collaboration agreement, effective 30 days after the notice.
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
The amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (the noncontingent amount). As such, we excluded from the allocable arrangement consideration the milestone payments, annual exclusivity fees and royalties regardless of the probability of receipt. Based on the results of our analysis, we allocated $11.0 million in license fees from Pfizer, the $9.0 million upfront license fee from ViroPharma and the $9.0 million upfront license fee from Intrexon to the license fee deliverable under each of the arrangements. We determined that the upfront payments were earned upon the granting of the worldwide, exclusive right to our technology to the collaborators in these arrangements. As a result, we recognized $11.0 million in license fees under the Pfizer Collaboration, the $9.0 million upfront license fee under the ViroPharma Collaboration and the $9.0 million upfront license fee received under the Intrexon Collaboration as revenues under collaborative agreements in the period when such license fees were earned. There were no revenues recognized related to milestone payments under these collaborations for the three months ended March 31, 2014 and 2013.
Pfizer is solely responsible for the development, manufacturing and marketing of any products resulting from their respective collaborations. We are entitled to receive payments for research and development services and supply of bulk rHuPH20 to Pfizer if requested by Pfizer. We recognize amounts allocated to research and development services as revenues under collaborative agreements as the related services are performed. We recognize amounts allocated to the sales of bulk rHuPH20 as revenues under collaborative agreement when such bulk rHuPH20 has met all required specifications by the collaborator and the related title and risk of loss and damages have passed to the collaborator. We cannot predict the timing of delivery of research and development services and bulk rHuPH20 as they are at the collaborator's requests.
Pursuant to the terms of our collaboration agreements with Roche and Pfizer, we are entitled to receive additional milestone payments for the successful development of the elected targets in the aggregate of up to approximately $55.0 million upon achievement of specified clinical development milestone events and up to approximately $12.0 million upon achievement of specified regulatory milestone events in connection with specified regulatory filings and receipt of marketing approvals.
5. Certain Balance Sheet Items
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Accounts receivable from revenues under collaborative agreements	$5,511	$3,707
Accounts receivable from product sales to collaborators	4,617	4,495
Accounts receivable from other product sales	1,554	1,505
Subtotal	11,682	9,707
Allowance for distribution fees and discounts	(726)	(610)
Total accounts receivable, net	$10,956	$9,097
Inventories consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$1,018	$1,137
Work-in-process	4,783	4,280
Finished goods	964	753
Total inventories	$6,765	$6,170

Prepaid expenses and other assets consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Prepaid manufacturing expenses	$6,116	$5,884
Prepaid research and development expenses	3,650	3,522
Other prepaid expenses	921	1,339
Other assets	662	356
Total prepaid expenses, net	11,349	11,101
Less long-term portion	2,645	2,676
Total prepaid expenses and other assets, current	$8,704	$8,425
Property and equipment, net consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Research equipment	$8,093	$7,714
Computer and office equipment	1,993	1,949
Leasehold improvements	1,503	1,408
Subtotal	11,589	11,071
Accumulated depreciation and amortization	(7,961)	(7,649)
Property and equipment, net	$3,628	$3,422

Depreciation and amortization expense totaled approximately $0.4 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.
Accrued expenses consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued compensation and payroll taxes	$3,203	$7,075
Accrued outsourced research and development	5,629	3,377
Accrued outsourced manufacturing expenses	2,543	3,233
Other accrued expenses	1,647	1,235
Total accrued expenses	13,022	14,920
Less long-term accrued outsourced research and development	750	551
Total accrued expenses, current	$12,272	$14,369

Long-term accrued outsourced research and development is included in other long-term liabilities in the condensed consolidated balance sheets.
Deferred revenue consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Collaborative agreements	$57,220	$51,185
Product sales	653	1,958
Total deferred revenue	57,873	53,143
Less current portion	13,026	7,398
Deferred revenue, net of current portion	$44,847	$45,745
6. Long-Term Debt, Net
In December 2013, we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (collectively, the “Lenders”), amending and restating in its entirety our original loan agreement with the Lenders, dated December 2012. The Loan Agreement provided for an additional $20 million principal amount of new term loan, bringing the total term loan balance to $50 million. The proceeds are to be used for working capital and general business requirements. The amended term loan facility matures on January 1, 2018.
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
In connection with the term loan, the debt offering costs have been recorded as a debt discount on our condensed consolidated balance sheets which together with the final payment and fixed interest rate payments are being amortized to interest expense throughout the life of the term loan using the effective interest rate method.
The amended term loan is secured by substantially all of the assets of the Company and our subsidiary, Halozyme, Inc., except that the collateral does not include any intellectual property (including licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The Loan Agreement contains customary representations, warranties and covenants by us, which covenants limit our ability to convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses currently engaged in by us or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; make payments on any subordinated debt; and enter into transactions with any of our affiliates outside of the ordinary course of business or permit our subsidiaries to do the same. In addition, subject to certain exceptions, we are required to maintain with SVB our primary deposit accounts, securities accounts and commodities, and to do the same for our domestic subsidiary.
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

 As of March 31, 2014, we were in compliance with all material covenants under the Loan Agreement and there was no material adverse change in our business, operations or financial condition.
Interest expense, including amortization of the debt discount, related to the long-term debt for the three months ended March 31, 2014 and 2013 was approximately $1.4 million and $0.8 million, respectively. Accrued interest, which is included in other long-term liabilities, was $0.7 million and $18,000 as of March 31, 2014 and December 31, 2013, respectively.
7. Stockholders’ Equity (Deficit)
During the three months ended March 31, 2014 and 2013, we issued an aggregate of 535,882 and 9,839 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $5.92 and $5.82 per share, respectively, for net proceeds of approximately $3.2 million and $57,000, respectively. In addition, for the three months ended March 31, 2014 and 2013, we issued 91,114 and 67,791 shares of common stock, respectively, upon vesting of certain RSUs. The RSU holders surrendered 56,915 and 47,339 RSUs, respectively, to pay for minimum withholding taxes totaling approximately $0.9 million and $0.3 million, respectively. In addition, we issued 477,964 and 356,096 shares of common stock in connection with the grants of RSAs during the three months ended March 31, 2014 and 2013, respectively. Stock options and unvested RSUs totaling approximately 8.7 million and 7.4 million shares of our common stock were outstanding as of March 31, 2014 and December 31, 2013, respectively.
In February 2014, we completed an underwritten public offering and issued 8,846,153 shares of common stock, including 1,153,846 shares sold pursuant to the full exercise of an over-allotment option granted to the underwriters. All of the shares were offered at a public offering price of $13.00 per share, generating approximately $107.7 million in net proceeds.
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
As used in this report, unless the context suggests otherwise, references to “Halozyme,” “the Company,” “we,” “our,” “ours,” and “us” refer to Halozyme Therapeutics, Inc., its wholly owned subsidiary, Halozyme, Inc. and Halozyme Inc.'s wholly owned subsidiary, Halozyme Holdings Ltd. References to “Notes” refer to the Notes to Condensed Consolidated Financial Statements included herein (refer to Item 1 of Part 1).
The following information should be read in conjunction with the interim unaudited condensed consolidated financial statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2013, included in our Annual Report on Form 10-K for the year ended December 31, 2013. Past financial or operating performance is not necessarily a reliable indicator of future performance, and our historical performance should not be used to anticipate results or future period trends.
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
The majority of our approved product and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 temporarily breaks down hyaluronic acid (HA) - a naturally occurring substance that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. We believe this temporary degradation creates an opportunistic window for the improved subcutaneous delivery of injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as Enhanze™ technology. rHuPH20 is also the active ingredient in our first commercially approved product, Hylenex® recombinant. Additionally, we are expanding our scientific work in the extracellular matrix by developing other enzymes and agents that target its unique aspects, potentially giving rise to new molecular entities that can be indicated in endocrinology, oncology and dermatology.

Our proprietary pipeline consists of multiple clinical stage products in diabetes, oncology and dermatology. We currently have collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Pfizer Inc. (Pfizer) and Baxter Healthcare Corporation (Baxter), with three products approved for marketing in Europe, one product candidate which has been submitted for regulatory approval in the U.S. and several others at various stages of development.
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
Future revenues from the sales and/or royalties of our product candidates which have not been approved or have recently been approved will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure regulatory approvals for and commercialize the product candidates. We have incurred net operating losses each year since inception, with an accumulated deficit of approximately $408.6 million as of March 31, 2014.
Our first quarter of 2014 key accomplishments and recent events include:

•
On April 4, 2014, we temporarily halted patient enrollment and dosing of PEGPH20 in our on-going Phase 2 study evaluating PEGPH20 as a first-line therapy for patients with Stage IV metastatic pancreatic cancer as a result of a recommendation from the independent Data Monitoring Committee (DMC) for the trial. On April 8, 2014, the FDA informed us that a clinical hold has been placed on all patient enrollment and dosing of PEGPH20. We have since provided the DMC with requested information and data, and the DMC has informed us that they support continued enrollment of patients and dosing of PEGPH20 in the Phase 2 trial. We are providing information to the FDA so they can conduct their assessment of our request for the clinical hold to be lifted so we may continue enrollment of patients and dosing of PEGPH20 in the Phase 2 trial.

•
In March 2014, Roche received the European marketing approval for Roche's subcutaneous (SC) formation of MabThera® (rituximab) for the treatment of patients with common forms of non-Hodgkin lymphoma (NHL). This is the second European approval for a novel subcutaneous formulation of one of Roche's oncology products using rHuPH20 technology.

•
In March 2014, we reported results of a proof of concept Phase 1/2 clinical trial evaluating the use of HTI-501 in the treatment of cellulite. The primary endpoint of the clinical trial was met, showing a statistically significant improvement in the appearance of cellulite in the areas of the patients' skin treated with HTI-501 as determined by physician assessment 28 days after treatment compared to the same skin areas prior to treatment and skin areas treated with vehicle control.

•
In March 2014, we announced that the primary endpoint of non-inferiority of A1C levels at six months was met for the late stage clinical study - The CONtinuous Subcutaneous Insulin infusion STudy ENrolling Type 1 Diabetes (CONSISTENT 1). The trial is evaluating the safety and efficacy of Hylenex recombinant and a new formulation of Hylenex recombinant currently under FDA review, when used as pretreatment of the insulin infusion site in patients with type 1 diabetes receiving continuous subcutaneous insulin infusion (CSII) in comparison to no pre-treatment.

Product and Product Candidates
We have one marketed proprietary product and multiple proprietary product candidates targeting several indications in various stages of development. The following table summarizes our proprietary product and product candidates as well as products and product candidates under development with our collaborators:

Product, Collaboration Products and Product Candidates	Therapeutic Area	Use / Indication	Preclinical	Phase 1	Phase 2	Phase 3	Filed	Approved
PROPRIETARY PRODUCT CANDIDATES								
HYLENEX® recombinant (hyaluronidase human injection)	Various	Peptide, small molecule, and fluid delivery						
Analog Insulin-PH20 (pen market)	Endocrinology	Diabetes						
PEGPH20	Oncology	Pancreatic Cancer (202)*						
PEGPH20	Oncology	Pancreatic Cancer (SWOG)*						
HTI-501**	Dermatology	Aesthetics & scarring						
COLLABORATION PRODUCT CANDIDATES								
Roche (up to 8 potential targets)								
Herceptin® SC	Oncology	Breast cancer						Approved***
MabThera® SC	Oncology	Non-Hodgkin's lymphoma						Approved ***
Pfizer (up to 6 potential targets)	Primary & Specialty Care	4 specified (PCSK-9) 2 pending						
Baxter								
HyQvia**** (Gammagard with rHuPH20)	Immunology	Primary immunodeficiency						EU Approved

* Study on clinical hold

** Clinical study conducted in Mexico, U.S. IND has not been filed.

*** Approved in EU, filed in other selected countries around the world. Not filed in US and Japan.

**** FDA CRL, as of 8/1/12

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

Ultrafast Insulin Program
Our ultrafast insulin program combines rHuPH20 with prandial (mealtime) insulin intended for the diabetes market. Diabetes mellitus is an increasingly prevalent, costly condition associated with substantial morbidity and mortality. Attaining and maintaining target blood sugar levels to seek to minimize the long-term clinical risks is a key treatment goal for people living with diabetes.
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
In preparation for commercializing Hylenex recombinant in the CSII market in Type 1 diabetes for pre-administration with analog insulin, we are conducting supportive clinical studies, developing our regulatory and commercial strategy, manufacturing product and developing the administration convenience kit. In the first quarter of 2013, we initiated CONSISTENT 1, the largest of several planned studies for the CSII market. The CONSISTENT 1 study is evaluating the safety and efficacy of Hylenex recombinant and a new formulation of Hylenex recombinant currently under FDA review, when used as pretreatment of the insulin infusion site in a 24 month trial conducted in over 400 Type 1 diabetic patients who were randomized 3:1 to either rapid acting analog insulin (RAI) delivered by CSII with Hylenex recombinant pretreatment of the infusion site or standard CSII using RAI alone. Subjects randomized to the Hylenex group administer 150 units of Hylenex once every three days through each new infusion cannula, immediately prior to initiation of insulin delivery. The primary efficacy endpoint is comparison of change from baseline of A1C levels (A1C is a measure of average blood sugar over three months) using an industry standard non inferiority margin of 0.4%. The time point for assessment of the primary endpoint for the study was recently changed from four months to six months based on feedback we received from the FDA. Secondary endpoints for the study are hypoglycemia rates, hyperglycemia comparisons, glucose variability and safety endpoints (adverse events, local tolerability and immunogenicity). Enrollment for this trial was completed in the third quarter of 2013. In March 2014, we announced that the primary endpoint of non-inferiority of A1C levels at six months were met for the CONSISTENT 1 trial. We are currently evaluating the commercial profile of Hylenex recombinant for CSII use emerging from our clinical data including the recent results from CONSISTENT 1. In addition, we are in dialog with the FDA regarding the requirements for updating the Hylenex recombinant label in a manner that would support future promotion in this indication. There can be no assurance that we will be able to gain clarity as to the FDA’s requirements or that the requirements may be satisfied by us in a commercially feasible way.

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
In the second quarter of 2013, we initiated a Phase 2 multicenter, randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV metastatic pancreatic cancer (Study 202). The study was designed to enroll 124 patients who will receive gemcitabine and nab-paclitaxel (ABRAXANE™) either with or without PEGPH20. The primary outcome will be to measure progression-free survival between patients administered with PEGPH20 and those who are not. In addition, in October 2013, SWOG, a cancer research cooperative group of more than 4,000 researchers in over 500 institutions around the world, initiated a 144 patient Phase 1b/2 randomized clinical trial of PEGPH20 in combination with modified FOLFIRINOX chemotherapy (mFOLFIRINOX) compared to mFOLFIRINOX treatment alone in patients with metastatic pancreatic adenocarcinoma.
On April 4, 2014, we temporarily halted patient enrollment and dosing of PEGPH20 in Study 202 as a result of a recommendation received on April 3, 2014 from the independent Data Monitoring Committee (DMC) for the trial. The DMC recommended the temporary halt in order to assess clinical data from Study 202 that indicates a possible difference in the thromboembolic event rate between the group of patients treated with PEGPH20, nab-paclitaxel and gemcitabine versus the group of patients treated with nab-paclitaxel and gemcitabine without PEGPH20. On April 8, 2014, the FDA informed us that a clinical hold has been placed on patient enrollment and dosing of PEGPH20. We have since provided the information and data requested by the DMC including a revised study protocol. In May 2014, after reviewing the provided materials, the DMC informed us that they support continued enrollment of patients and dosing of PEGPH20 in Study 202. However, before we can continue enrollment and dosing in the study, the clinical hold must be lifted by the FDA. We are providing information to the FDA so they can conduct their assessment of our request for the clinical hold to be lifted so we may continue enrollment of patients and dosing of PEGPH20 in Study 202 under the revised protocol.
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
In September 2011, we initiated a Phase 1/2 clinical trial for HTI-501 outside the U.S. in women with moderate to severe cellulite. Dosing for the Phase 1 dose-escalation portion of the trial was completed in 2012 and in the third quarter of 2013 for the Phase 2 portion. The last patient follow up visit was in the first quarter of 2014.
In March 2014, we reported top line data from this proof of concept Phase 1/2 clinical trial evaluating the use of HTI-501 in the treatment of cellulite. The primary endpoint of the clinical trial was met, showing a statistically significant improvement in the appearance of cellulite in the areas of the patients' skin treated with HTI-501 as determined by physician assessment 28 days after treatment compared to the same skin areas prior to treatment and skin areas treated with vehicle control. In follow up, the effect, as assessed by physician assessment, was maintained at three and six months. The HTI-501 enzyme and its formulation were well tolerated in this trial at all doses and formulations tested, with no serious or severe adverse events. The most common side effects were mild to moderate transient injection site discomfort and mild to moderate injection site bruising, resolving within about two weeks without intervention.

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
Collaborations
Roche Collaboration
In December 2006, we and Roche entered into an agreement under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with up to thirteen Roche target compounds (the Roche Collaboration). Roche initially had the exclusive right to apply rHuPH20 to only three pre-defined Roche biologic targets with the option to exclusively develop and commercialize rHuPH20 with ten additional targets. As of March 31, 2014, Roche has elected a total of five exclusive targets and retains the option to develop and commercialize rHuPH20 with three additional targets through the payment of annual license maintenance fees.
In September 2013, Roche launched a SC formulation of Herceptin (trastuzumab) (Herceptin SC) in Europe for the treatment of patients with HER2-positive breast cancer. This formulation utilizes our recombinant human hyaluronidase (rHuPH20) and is administered in two to five minutes, rather than 30 to 90 minutes with the standard intravenous form. Roche received European marketing approval for Herceptin SC in August 2013. The European Commission’s approval was based on data from Roche’s Phase 3 HannaH study which showed that the subcutaneous formulation of Herceptin was associated with comparable efficacy (pathological complete response, pCR) to Herceptin administered intravenously in women with HER2-positive early breast cancer and resulted in non-inferior trastuzumab plasma levels. Overall, the safety profile in both arms of the HannaH study was consistent with that expected from standard treatment with Herceptin and chemotherapy in this setting. No new safety signals were identified. Breast cancer is the most common cancer among women worldwide. Each year, about 1.4 million new cases of breast cancer are diagnosed worldwide, and over 450,000 women will die of the disease annually. In HER2-positive breast cancer, increased quantities of the human epidermal growth factor receptor 2 (HER2) are present on the surface of the tumor cells. This is known as “HER2 positivity” and affects approximately 15% to 20% of women with breast cancer. HER2-positive cancer is a particularly aggressive form of breast cancer.
In March 2014, Roche announced the European Commission approved a new subcutaneous (SC) formulation of MabThera (rituximab) (MabThera SC) for the treatment of patients with common forms of non-Hodgkin lymphoma (NHL). This formulation utilizes our patented Enhanze™ (recombinant human hyaluronidase) technology and is administered in approximately five minutes compared to the approximately 2.5 hour infusion time for intravenous MabThera. The European Commission's approval was based primarily on data from Roche's Phase 3 SABRINA study, which was recently published in The Lancet Oncology. NHL is a type of cancer that affects lymphocytes (white blood cells). An estimated 66,000 new cases of NHL were diagnosed in the U.S. in 2009 with approximately 356,000 new cases reported worldwide. In December 2012, at the annual meeting of the American Society of Hematology, Roche presented positive data from the first stage of its two-stage Phase 3 clinical study investigating pharmacokinetics, efficacy and safety of MabThera SC. The primary endpoint in the first stage of the study was met, showing the MabThera SC injection resulted in non-inferior MabThera concentrations in the blood compared with IV-infused MabThera (MabThera IV).
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
Baxter filed a biologic license application (BLA) for HyQvia in the U.S. in the second quarter of 2011. On August 1, 2012, we announced that the FDA had issued a complete response letter (CRL) for Baxter’s HyQvia BLA. The CRL requested additional preclinical data to support the BLA. The primary issues raised in the CRL focused on non-neutralizing antibodies generated against rHuPH20 and the possible effects of these antibodies on reproduction, development and fertility. Elevated anti-rHuPH20 antibody titers were detected in the registration trial, but have not been associated with any adverse events. Pending Baxter and us providing additional preclinical data sufficient to address the regulatory questions, the FDA has requested that patients should no longer be dosed with rHuPH20 in the Baxter HyQvia program. In December 2013, we and Baxter announced that Baxter has completed submission of the amended BLA to the FDA to re-initiate the review process for approval of HyQvia. Baxter also submitted additional preclinical data in response to the 2012 CRL from the FDA and expects a six-month review.
In May 2013, the European Commission granted Baxter marketing authorization in all EU Member States for the use of HyQvia (solution for subcutaneous use) as replacement therapy for adult patients with primary and secondary immunodeficiencies. This therapy offers patients the option to administer their therapy at home, in a single subcutaneous site every three to four weeks. Baxter launched HyQvia in the first EU country in July 2013 and in a number of other EU countries in the second half of 2013. Baxter has stated that it plans to expand the launch to additional EU countries in 2014.
Pfizer Collaboration
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining rHuPH20 enzyme with Pfizer proprietary biologics directed to up to six targets in primary care and specialty care indications. Targets may be selected on an exclusive or non-exclusive basis. In September 2013, Pfizer elected the fourth therapeutic target on an exclusive basis. In December 2013, Pfizer announced that one of the targets is proprotein convertase subtilisin/kexin type 9, also known as PCSK9, which is an enzyme that in humans is encoded by the PCSK9 gene. The PCSK9 gene provides instructions for making a protein that helps regulate the amount of cholesterol in the bloodstream.
Intrexon Collaboration
In June 2011, we and Intrexon entered into a collaboration and license agreement under which Intrexon obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development and commercialization of a subcutaneous injectable formulation of Intrexon's recombinant human alpha 1-antitrypsin (rHuA1AT). In April 2014, Intrexon notified us of the termination of this agreement, effective 30 days after the notice.
ViroPharma Collaboration
In May 2011, we and ViroPharma entered into a collaboration and license agreement under which ViroPharma obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development and commercialization of a subcutaneous injectable formulation of ViroPharma’s commercialized product, Cinryze (C1 esterase inhibitor [human]). In February 2014, ViroPharma notified us of the termination of this agreement, effective 90 days after the notice.
For a further discussion of the material terms of our collaboration agreements, refer to Note 4, Collaborative Agreements, to our condensed consolidated financial statements.

Results of Operations
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Product Sales, Net – Product sales, net was $8.6 million for the three months ended March 31, 2014 compared to $1.5 million for the three months ended March 31, 2013. The increase of $7.1 million was primarily due to $5.9 million in product sales of bulk rHuPH20 for Roche's Herceptin SC product. The increase was also due to a $1.1 million increase in product sales of Hylenex recombinant. Subsequent to the receipt of the European marketing approval of Herceptin SC in August 2013, revenue from bulk rHuPH20 supply for this collaboration product was recorded as product sales revenue, instead of revenues under collaborative agreements.
Royalties – Royalty revenue was $0.8 million for the three months ended March 31, 2014 compared to zero for the three months ended March 31, 2013. This amount relates to sales of Herceptin SC and HyQvia made by Roche and Baxter, respectively, for the three months ended December 31, 2013. Roche launched Herceptin SC in August 2013 and Baxter launched HyQvia in July 2013. We recognized royalties on sales of the collaboration products by the collaborators in the quarter following the quarter in which the corresponding sales occurred.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013	Change
Upfront payments, license maintenance fees and amortization of deferred upfront, license fees and product-based payments:
Pfizer	$1,000	$—	$1,000
Roche	707	516	191
Baxter	191	121	70
	1,898	637	1,261

Reimbursements for research and development services and supply of bulk rHuPH20:
Roche(1)	416	7,345	(6,929)
Baxter(1)	226	2,299	(2,073)
Pfizer	25	—	25
Other	34	44	(10)
	701	9,688	(8,987)
Total revenues under collaborative agreements	$2,599	$10,325	$(7,726)

(1)	Subsequent to the European approvals of Herceptin SC in August 2013 and HyQvia in May 2013, revenue from supply of bulk rHuPH20 for those products to the collaborators was recorded as product sales.
Revenue from reimbursements for research and development services and bulk rHuPh20 supply decreased in the three months ended March 31, 2014, compared to the same period in 2013 mainly due to revenue from supply of bulk rHuPH20 for Herceptin SC being recognized as product sales revenue in the current period, as opposed to revenue from reimbursements for research and development services in the same period in 2013. The decrease was also due to a decrease in reimbursements for manufacturing services to support the launches by Roche and Baxter. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount of future revenues related to reimbursable research and development services and supply of bulk rHuPH20 is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Cost of Product Sales – Cost of product sales were $5.5 million for the three months ended March 31, 2014 compared to $0.7 million for the three months ended March 31, 2013. The increase of $4.8 million in cost of product sales was due to the cost of product sales related to bulk rHuPH20 product sales for Herceptin SC.
Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Since our inception in 1998 through March 31, 2014, we have incurred research and development expenses of $447.2 million. From January 1, 2011 through March 31, 2014, approximately 22% and 19% of our research and development expenses were associated with the development of our ultrafast insulin and PEGPH20 product candidates, respectively. Research and development expenses incurred were as follows (in thousands):

	Three Months Ended
	March 31,
Programs	2014	2013	Change
Product Candidates:
Ultrafast insulin program	$6,651	$3,919	$2,732
PEGPH20	6,695	3,892	2,803
Hylenex recombinant	1,878	2,578	(700)
HTI-501	642	492	150
Enhanze collaborations(1)	2,925	9,410	(6,485)
rHuPH20 platform(2)	1,795	1,300	495
Other	829	443	386
Total research and development expenses	$21,415	$22,034	$(619)

(1)	Subsequent to the European approvals of Herceptin SC in August 2013 and HyQvia in May 2013, the manufacturing costs of bulk rHuPH20 for these collaboration products were capitalized as inventory.

(2)	Includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Research and development expenses relating to our ultrafast insulin program for the three months ended March 31, 2014 increased by 70%, compared to the same period in 2013 primarily due to the increased clinical trial activities relating to the CONSISTENT 1 clinical trial and manufacturing activities. Research and development expenses relating to our PEGPH20 program for the three months ended March 31, 2014 increased by 72%, compared to the same period in 2013 due to the increased activities relating to the Phase 2 PEGPH20 clinical trial. Research and development expenses relating to our Enhanze collaborations for the three months ended March 31, 2014 decreased by 69%, compared to the same period in 2013 primarily due to capitalizing as inventory $4.7 million of the manufacturing costs for Roche collaboration products in the current period. Subsequent to the European approvals of Herceptin SC in August 2013 and HyQvia in May 2013, the manufacturing costs of bulk rHuPH20 for these collaboration products were capitalized as inventory. In addition, the decrease in research and development expenses relating to our Enhanze collaborations was due to a $1.2 million decrease in research and development activities to support Baxter.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses were $10.3 million for the three months ended March 31, 2014 compared to $7.6 million for the three months ended March 31, 2013. The increase of $2.7 million, or 36%, was primarily due to a $2.4 million increase in compensation costs, including a $0.4 million increase in stock-based compensation and an 11% increase in headcount at March 31, 2014, compared to the same period in 2013.

Interest Expense – Interest expense was $1.4 million for the three months ended March 31, 2014 compared to $0.8 million for the three months ended March 31, 2013. The increase of $0.6 million, or 75%, was due to the $20.0 million increase in the principal balance.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of March 31, 2014, we had cash, cash equivalents and marketable securities of approximately $164.5 million. On February 10, 2014, we sold approximately 8.8 million shares of common stock in an underwritten public offering at a public offering price of $13.00 per share, generating approximately $107.7 million in net proceeds. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements will depend on the success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and other commercialization activities.
We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. Excluding the proceeds from the February 2014 public offering, we currently anticipate total net cash burn of approximately $45 to $55 million for the year ending December 31, 2014, depending on the progress of various preclinical and clinical programs, the timing of our manufacturing scale up, the achievement of various milestones and royalties under our existing collaborative agreements and our potential entry into new collaborative agreement(s). We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborations and cash that we may raise through future transactions. We may finance future cash needs through any one of the following financing vehicles: (i) the public offering of securities; (ii) new collaborative agreements; (iii) expansions or revisions to existing collaborative relationships; (iv) private financings; and/or (v) other equity or debt financings.
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
Cash Flows
Operating Activities
Net cash used in operations was $17.6 million during the three months ended March 31, 2014 compared to $10.8 million during the three months ended March 31, 2013. The $6.8 million increase in utilization of cash in operations was mainly due to an increase in net loss after adjustments for non-cash items including stock-based compensation and depreciation and amortization; offset by increases in accounts payable and accrued expenses and deferred revenue.

Investing Activities
Net cash used in investing activities was $43.2 million during the three months ended March 31, 2014 compared to net cash used in investing activities of $49.5 million during the three months ended March 31, 2013. This decrease was primarily due to the receipt of $22.2 million in proceeds from maturities of marketable securities; offset in part by a $16.1 million increase in purchases of marketable securities during the three months ended March 31, 2014.
Financing Activities
Net cash provided by financing activities was $110.0 million during the three months ended March 31, 2014 compared to net cash used in of $0.3 million during the three months ended March 31, 2013. Net cash provided by financing activities for the three months ended March 31, 2014 consisted of $107.7 million in net proceeds from the sale of our common stock in February 2014 and $3.2 million in net proceeds from stock option exercises.
Long-Term Debt
In December 2013, we entered into an Amended and Restated Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford) and Silicon Valley Bank (SVB) (collectively, the Lenders), amending and restating in its entirety our original loan agreement with the Lenders, dated December 2012. The Loan Agreement provided for an additional $20 million principal amount of new term loan, bringing the total term loan balance to $50 million. The proceeds are to be used for working capital and general business requirements. The amended term loan facility matures on January 1, 2018. Long-term debt, net was $49.8 million as of March 31, 2014 and December 31, 2013.
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
The amended and restated term loan facility is secured by substantially all of the assets of the Company and Halozyme, Inc., except that the collateral does not include any equity interests in Halozyme, Inc., any intellectual property (including all licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The Loan Agreement contains customary representations, warranties and covenants by us, which covenants limit our ability to convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses currently engaged in by us or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; make payments on any subordinated debt; and enter into transactions with any of our affiliates outside of the ordinary course of business or permit our subsidiaries to do the same. In addition, subject to certain exceptions, we are required to maintain with SVB our primary deposit accounts, securities accounts and commodities, and to do the same for our domestic subsidiary.
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

Off-Balance Sheet Arrangements
As of March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
Research and Development Expenses
Research and development expenses include salaries and benefits, facilities and other overhead expenses, external clinical trial expenses, research related manufacturing services, contract services and other outside expenses. Research and development expenses are charged to operations as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. After receiving marketing approval from the FDA or comparable regulatory agencies in foreign countries for a product, costs related to purchases or manufacturing of bulk rHuPH20 for such product are capitalized as inventory. The manufacturing costs of bulk rHuPH20 for the collaboration products, Herceptin SC, MabThera SC and HyQvia, that were incurred after the receipt of the European marketing approvals are capitalized as inventory. Refer to Note 2 for a further discussion of research and development expenses.
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
The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Please see our audited consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013, which contain accounting policies and other disclosures required by U.S. GAAP.
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies – Pending Adoption of Recent Accounting Pronouncement, of our condensed consolidated financial statements for a discussion of recent accounting pronouncements and their effect, if any, on us.

Risk Factors
Risks Related To Our Business
We have generated only minimal revenue from product sales to date; we have a history of net losses and negative cash flow, and we may never achieve or maintain profitability.
Relative to expenses incurred in our operations, we have generated only minimal revenues from product sales, royalties, licensing fees, milestone payments, bulk rHuPH20 supply payments and research reimbursements to date and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, royalties, licensing fees, research reimbursements, bulk rHuPH20 supply payments and/or milestone payments, we expect to incur significant operating losses over the next few years. We have never been profitable, and we may never become profitable. Through March 31, 2014, we have incurred aggregate net losses of approximately $408.6 million.
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
Only three of our collaboration product candidates have been approved for commercialization and one of our collaboration product candidate is currently in the regulatory approval process. Only one of our proprietary products has been approved for commercialization, and we have no proprietary product candidates currently in the regulatory approval process. We and our collaborators may not be successful in obtaining such approvals for any potential products in a timely manner, or at all. Refer to the risk factor titled “Our proprietary and collaboration product candidates may not receive regulatory approvals or their development may be delayed for a variety of reasons, including unsuccessful clinical trials, regulatory requirements or safety concerns” for additional information relating to the approval of product candidates.
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
We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (Avid) and Cook Pharmica LLC (Cook) to produce bulk rHuPH20. These manufacturers each produce bulk rHuPH20 under current cGMP for clinical uses. Avid currently produces bulk rHuPH20 for use in Hylenex recombinant and our other collaboration products and product candidates. In addition to supply obligations, Avid and Cook will also provide support for the chemistry, manufacturing and controls sections for FDA and other regulatory filings. We rely on their ability to successfully manufacture these batches according to product specifications, and Cook has relatively limited experience manufacturing bulk rHuPH20. In addition, we have been working to scale-up, validate and qualify Cook as a manufacturer of bulk rHuPH20 for use in the product and product candidates under the Roche collaboration. To date, Cook has not been submitted to the European regulatory authorities by Roche as an approved manufacturer for Herceptin SC and MabThera SC. If Cook is unable to obtain status as an approved manufacturing facility, or if either Avid or Cook: (i) is unable to retain status as an approved manufacturing facilities; (ii) is unable to otherwise successfully scale up bulk rHuPH20 production; or (iii) fails to manufacture and supply bulk rHuPH20 in the quantity and quality required by us or our collaborators for use in our proprietary and collaboration products and product candidates for any other reason, our business will be adversely affected. In addition, a significant change in such parties' business or financial condition could adversely affect their abilities to fulfill their contractual obligations to us. We have not established, and may not be able to establish, favorable arrangements with additional bulk rHuPH20 manufacturers and suppliers of the ingredients necessary to manufacture bulk rHuPH20 should the existing manufacturers and suppliers become unavailable or in the event that our existing manufacturers and suppliers are unable to adequately perform their responsibilities. We have attempted to mitigate the impact of supply interruption through the establishment of excess bulk rHuPH20 inventory, but there can be no assurances that this safety stock will be maintained or that it will be sufficient to address any delays, interruptions or other problems experienced by Avid and/or Cook. Any delays, interruptions or other problems regarding the ability of Avid and/or Cook to bulk rHuPH20 on a timely basis could: (i) cause the delay of clinical trials or otherwise delay or prevent the regulatory approval of proprietary or collaboration product candidates; (ii) delay or prevent the effective commercialization of proprietary or collaboration products; and/or (iii) cause us to breach contractual obligations to deliver bulk rHuPH20 to our collaborators. Such delays would likely damage our relationship with our collaborators under our key collaboration agreements, and they would have a material adverse effect on our business and financial condition.
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
rHuPH20 is a key technological component of Enhanze technology and our most advanced proprietary and collaboration products and product candidates, including the product candidates under our Roche, Pfizer and Baxter collaborations, our ultrafast insulin program, our PEGPH20 program and Hylenex recombinant. An adverse development for rHuPH20 (e.g., an adverse regulatory determination relating to rHuPH20, if we are unable to obtain sufficient quantities of rHuPH20, if we are unable to obtain or maintain material proprietary rights to rHuPH20 or if we discover negative characteristics of rHuPH20) would substantially impact multiple areas of our business, including current and potential collaborations, as well as proprietary programs. For example, elevated anti-rHuPH20 antibody titers have been detected in the registration trial for Baxter's HyQvia product candidate as well as in ViroPharma's Phase 2 clinical trial with subcutaneous Cinryze with rHuPH20, but have not been associated, in either case, with any adverse events. Baxter has submitted preclinical data to the FDA regarding the antibodies in its BLA resubmission in response to the CRL received for the HyQvia BLA and is awaiting response from the FDA. ViroPharma has chosen to discontinue the Phase 2 clinical trial with subcutaneous Cinryze with rHuPH20 due to the unexpected incidence and titer of antibodies in a number of patients with the formulation being used in this study and has terminated its collaboration and license agreement with us in February 2014. We monitor for antibodies to rHuPH20 in our collaboration and proprietary programs, and although we do not believe at this time that the incidence of non-neutralizing anti-rHuPH20 antibodies in either the HyQvia program or the ViroPharma program will have a significant impact on our other proprietary and other collaboration product candidates, there can be no assurance that there will not be other such occurrences in our other programs or that concerns regarding these antibodies will not also be raised by the FDA or other health authorities in the future, which could result in delays or discontinuations of our development or commercialization activities or deter entry into additional collaborations with third parties.

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

•
clinical and nonclinical test results may reveal side effects, adverse events or unexpected safety issues associated with the use of our product candidates; for example, on April 4, 2013, we temporarily halted patient enrollment and dosing of PEGPH20 in Study 202 as a result of a recommendation received from the DMC pending their evaluation of clinical data from the study indicating a possible difference in the thromboembolic event rate between the group of patients treated with PEGPH20 versus the group of patients treated without PEGPH20. The FDA has placed a clinical hold on the enrollment of patients and dosing of PEGPH20;

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

If a proprietary or collaboration product candidate is not approved in a timely fashion on commercially viable terms, or if development of any product candidate is terminated due to difficulties or delays encountered in the regulatory approval process, it could have a material adverse impact on our business, and we will become more dependent on the development of other proprietary or collaboration product candidates and/or our ability to successfully acquire other products and technologies. There can be no assurances that any proprietary or collaboration product candidate will receive regulatory approval in a timely manner, or at all. For example, we are in dialog with the FDA regarding the requirements for updating the Hylenex recombinant label in a manner that would support our promotional activities for use in CSII. There can be no assurance that we will be able to gain clarity as to the FDA’s requirements or that the requirements may be satisfied by us in a commercially feasible way. If we are not successful in updating the Hylenex recombinant label in a manner to support our future promotion for this use, we will not be able to promote

Hylenex recombinant for this use or our promotional activities may be limited as to commercial effectiveness which would adversely impact the commercial benefits we may be able to derive from commercialization of Hylenex recombinant for this use.
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
In December 2013, we entered into an Amended and Restated Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford) and Silicon Valley Bank (SVB) (collectively, the Lenders), amending and restating in its entirety our original loan agreement with the Lenders, dated December 2012. The Loan Agreement provided for an additional $20 million principal amount of new term loan, bringing the total term loan balance to $50 million. The proceeds are to be used for working capital and general business requirements. The amended term loan facility matures on January 1, 2018. The amended and restated term loan facility is secured by substantially all of the assets of the Company and its subsidiary, Halozyme, Inc., except that the collateral does not include any equity interests in Halozyme, Inc., any intellectual property (including all licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The Loan Agreement contains customary representations, warranties and covenants by us, which covenants limit our ability to convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses currently engaged in by us or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; make payments on any subordinated debt; and enter into transactions with any of our affiliates outside of the ordinary course of business or permit our subsidiaries to do the same. In addition, subject to certain exceptions, we are required to maintain with SVB our primary deposit accounts, securities accounts and commodities, and to do the same for our domestic subsidiary. Complying with these covenants may make it more difficult for us to successfully execute our business strategy.
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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low sales prices of our common stock during the twelve months ended March 31, 2014 were $18.18 and $5.03, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

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
Our proprietary and collaboration products have numerous competitors in the United States and abroad including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that have developed competing products. The competitors for Hylenex recombinant include, but are not limited to, Valeant Pharmaceuticals International, Inc. and Amphastar Pharmaceuticals, Inc. For our ultrafast insulin product candidates, such competitors may include Biodel Inc., Eli Lily, Sanofi Aventis, Novo Nordisk Inc. and Mannkind Corporation. These competitors may develop technologies and products that are more effective, safer, or less costly than our current or future proprietary and collaboration product candidates or that could render our technologies and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risks during the quarter ended March 31, 2014.
As of March 31, 2014, our cash equivalents and marketable securities consisted of investments in money market funds, corporate debt obligations, commercial paper and certificates of deposit. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. As of March 31, 2014, based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash, cash equivalents and marketable securities have significant risk of default or illiquidity. We made this determination based on discussions with our investment advisors and a review of our holdings. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. All of our cash equivalents and marketable securities are recorded at fair market value.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have provided updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The “Risk Factors” section provides updated information in certain areas, particularly with respect to the risks and uncertainties regarding the regulatory approval of proprietary and collaboration product candidates. We do not believe the updates have materially changed the type or magnitude of risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, dated November 14, 2007, by and between the Registrant and the Registrant’s predecessor Nevada corporation (1)

3.1	Composite Certificate of Incorporation (2)

3.2	Certificate of Designation, Preferences and Rights of the terms of the Series A Preferred Stock (1)

3.3	Bylaws, as amended (3)

10.1	Form of Change in Control Agreement with CEO (4)

10.2	Separation Agreement and General Release of All Claims between Halozyme, Inc. and James Shaffer.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	Taxonomy Extension Schema Document

101CAL	Taxonomy Extension Calculation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed November 20, 2007 (File No. 001-32335).

(2)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, filed August 7, 2013 (File No. 001-32335).

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 12, 2011 (File No. 001-32335).

(4)	Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed February 28, 2014 (File No. 001-32335).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	May 12, 2014	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 12, 2014	/s/ David A. Ramsay
David A. Ramsay Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)