Form 10-Q
period 2014-06-30
HALOZYME THERAPEUTICS INC
filed 2014-08-11
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 125,305,773 as of August 5, 2014.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$56,135	$27,357
Marketable securities, available-for-sale	91,513	44,146
Accounts receivable, net	12,895	9,097
Inventories	7,114	6,170
Prepaid expenses and other assets	7,966	8,425
Total current assets	175,623	95,195
Property and equipment, net	3,343	3,422
Prepaid expenses and other assets	2,586	2,676
Restricted cash	500	500
Total Assets	$182,052	$101,793

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,910	$3,135
Accrued expenses	16,455	14,369
Deferred revenue, current portion	5,153	7,398
Current portion of long-term debt, net	6,203	—
Total current liabilities	31,721	24,902
Deferred revenue, net of current portion	48,565	45,745
Long-term debt, net	43,613	49,772
Other long-term liabilities	2,854	1,364
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 200,000 shares authorized; 125,294 and 114,533 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	125	115
Additional paid-in capital	480,044	361,930
Accumulated other comprehensive income	3	17
Accumulated deficit	(424,873)	(382,052)
Total stockholders’ equity (deficit)	55,299	(19,990)
Total Liabilities and Stockholders’ Equity (Deficit)	$182,052	$101,793
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Product sales, net	$9,494	$3,100	$18,062	$4,608
Royalties	1,688	—	2,487	—
Revenues under collaborative agreements	7,203	11,354	9,802	21,679
Total revenues	18,385	14,454	30,351	26,287
Operating expenses:
Cost of product sales	5,924	1,284	11,444	2,023
Research and development	18,649	27,991	40,064	50,025
Selling, general and administrative	8,752	7,300	19,002	14,856
Total operating expenses	33,325	36,575	70,510	66,904
Operating loss	(14,940)	(22,121)	(40,159)	(40,617)
Other income (expense):
Investment and other income	118	58	165	113
Interest expense	(1,451)	(849)	(2,827)	(1,696)
Net Loss	$(16,273)	$(22,912)	$(42,821)	$(42,200)

Basic and diluted net loss per share	$(0.13)	$(0.20)	$(0.35)	$(0.38)

Shares used in computing basic and diluted net loss per share	123,710	112,486	121,200	112,452
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(16,273)	$(22,912)	$(42,821)	$(42,200)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	28	(10)	(14)	(39)
Total Comprehensive Loss	$(16,245)	$(22,922)	$(42,835)	$(42,239)
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,

	2014	2013
Operating activities:
Net loss	$(42,821)	$(42,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	6,889	4,836
Depreciation and amortization	840	592
Non-cash interest expense	1,178	753
Amortization of premiums on marketable securities, net	687	497
Changes in operating assets and liabilities:
Accounts receivable, net	(3,798)	4,871
Inventories	(944)	204
Prepaid expenses and other assets	772	54
Restricted cash	—	(100)
Accounts payable and accrued expenses	3,174	12,530
Deferred revenue	575	(3,744)
Other liabilities	52	2
Net cash used in operating activities	(33,396)	(21,705)
Investing activities:
Purchases of marketable securities	(89,116)	(48,947)
Proceeds from maturities of marketable securities	40,816	—
Purchases of property and equipment	(761)	(614)
Net cash used in investing activities	(49,061)	(49,561)
Financing activities:
Proceeds from issuance of common stock, net	107,713	—
Proceeds from issuance of common stock under equity incentive plans, net	4,454	67
Payments for tax withholding for restricted stock units vested, net	(932)	(374)
Net cash provided by (used in) financing activities	111,235	(307)
Net increase (decrease) in cash and cash equivalents	28,778	(71,573)
Cash and cash equivalents at beginning of period	27,357	99,501
Cash and cash equivalents at end of period	$56,135	$27,928
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
The majority of the product candidates in our current pipeline are based on rHuPH20, a patented human recombinant hyaluronidase enzyme. rHuPH20 temporarily breaks down hyaluronic acid - a naturally occurring substance that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. We have one proprietary commercial product, Hylenex® recombinant. Our proprietary pipeline consists of one approved product in the U.S. (Hylenex recombinant) and multiple clinical stage product candidates in diabetes, oncology and dermatology. We currently have collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Pfizer Inc. (“Pfizer”) and Baxter Healthcare Corporation (“Baxter”), with three products from our collaborations approved for marketing in Europe, one product candidate which has been submitted for regulatory approval in the U.S. and several others at various stages of development.
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
Pending Adoption of Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The provisions of ASU 2013-11 require entities to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exists at the reporting date and presumes disallowance of the tax position at the reporting date. The guidance will eliminate the diversity in practice in the presentation of unrecognized tax benefits but will not alter the way in which entities assess deferred tax assets for realizability. The amendments are effective for us for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. The amendments should be applied prospectively to unrecognized tax benefits that exist at the effective date. Early adoption is permitted. The adoption of ASU 2013-11 will not have a material impact on our consolidated financial position or results of operations.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 ("ASU 2014-09"), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and it is possible when the five step process is applied, more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The updated standard permits the use of either the retrospective or cumulative effect transition method and is effective for us in our first quarter of fiscal year 2017. Early adoption is not permitted. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within ninety days or less from date of purchase. Our cash equivalents consist of money market funds.
Marketable securities are investments with original maturities of more than ninety days from the date of purchase that are specifically identified to fund current operations. Marketable securities are considered available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date which reflects management's intention to use the proceeds from the sale of these investments to fund our operations, as necessary. Such available-for-sale investments are carried at fair value with unrealized gains and losses recorded in other comprehensive loss and included as a separate component of stockholders' equity (deficit). The cost of marketable securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in investment income. We use the specific identification method for calculating realized gains and losses on marketable securities sold. Realized gains and losses and declines in value judged to be other-than-temporary on marketable securities, if any, are included in investment income in the consolidated statements of operations.

Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At June 30, 2014 and December 31, 2013, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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
The following table summarizes, by major security type, our cash equivalents and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2014			December 31, 2013
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$50,215	$—	$50,215	$5,710	$—	$5,710

Available-for-sale marketable securities:
Corporate debt securities	—	82,530	82,530	—	35,147	35,147
Commercial paper	—	8,983	8,983	—	5,999	5,999
Certificate of deposit	—	—	—	—	3,000	3,000
	$50,215	$91,513	$141,728	$5,710	$44,146	$49,856

There were no transfers between Level 1 and Level 2 of the fair value hierarchy in the three and six months ended June 30, 2014. We have no instruments that are classified within Level 3 as of June 30, 2014 and December 31, 2013.
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
As of June 30, 2014 and December 31, 2013, inventories consisted of $3.6 million and $2.6 million of Hylenex recombinant inventory, respectively, and $3.5 million of bulk rHuPH20 for both periods for use in the manufacture of Roche's collaboration products. Roche received European marketing approval for Herceptin SC® and MabThera® SC in August 2013 and March 2014, respectively. As such, direct manufacturing costs of bulk rHuPH20 for these collaboration products incurred after the receipt of the European marketing approvals are capitalized as inventory.
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

Bulk rHuPH20
Subsequent to receiving marketing approval from the FDA or comparable regulatory agencies in foreign countries, sales of bulk rHuPH20 for use in collaboration commercial products are recognized as product sales when the materials have met all the specifications required for the customer's acceptance and title and risk of loss have transferred to the customer. Following the receipts of European marketing approvals of Roche's Herceptin SC product in August 2013 and MabThera SC product in March 2014 and Baxter's HyQvia product in May 2013, revenue from the sales of bulk rHuPH20 for these collaboration products are recognized as product sales. For the three months ended June 30, 2014 and 2013, we recognized product sales of bulk rHuPH20 for Roche collaboration products in the amounts of $6.0 million and zero, respectively, and for Baxter collaboration product of zero and $1.1 million, respectively. For the six months ended June 30, 2014 and 2013, we recognized product sales of bulk rHuPH20 for Roche collaboration products of $11.9 million and zero, respectively, and for Baxter collaboration product of zero and $1.1 million, respectively.
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

Research and Development Expenses
Research and development expenses include salaries and benefits, facilities and other overhead expenses, external clinical trial expenses, research related manufacturing services, contract services and other outside expenses. Research and development expenses are charged to operations as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. After receiving approval from the FDA or comparable regulatory agencies in foreign countries for a product, costs related to purchases and manufacturing of bulk rHuPH20 for product are capitalized as inventory. The manufacturing costs of bulk rHuPH20 for the collaboration products, Herceptin SC, MabThera SC and HyQvia, incurred after the receipt of the European marketing approvals are capitalized as inventory.
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
Total share-based compensation expense related to all of our share-based awards was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$1,818	$1,138	$3,440	$2,262
Selling, general and administrative	1,776	1,301	3,449	2,574
Share-based compensation expense	$3,594	$2,439	$6,889	$4,836
Since we have a net operating loss carryforward as of June 30, 2014, no excess tax benefits for the tax deductions related to share-based awards were recognized in the interim unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2014.
As of June 30, 2014, total unrecognized estimated compensation cost related to non-vested stock options and non-vested restricted stock awards and restricted stock units granted prior to that date was approximately $18.9 million and $15.7 million, respectively, which is expected to be recognized over a weighted-average period of approximately 2.8 years and 2.5 years, respectively.
Net Loss Per Share
Basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Stock options, unvested restricted stock awards (“RSAs”) and unvested restricted stock units (“RSUs”) are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive. Because of our net loss, outstanding stock options, outstanding RSUs and unvested RSAs totaling approximately 9.8 million and 9.2 million were excluded from the calculation of diluted net loss per common share for the three and six months ended June 30, 2014 and 2013, respectively, because their effect is anti-dilutive.
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

3. Marketable Securities
Available-for-sale marketable securities consisted of the following (in thousands):

	June 30, 2014
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$82,527	$18	$(15)	$82,530
Commercial paper	8,983	—	—	8,983
	$91,510	$18	$(15)	$91,513

	December 31, 2013
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$35,130	$20	$(3)	$35,147
Commercial paper	5,999	—	—	5,999
Certificates of deposit	3,000	—	—	3,000
	$44,129	$20	$(3)	$44,146
As of June 30, 2014, $51.2 million of our available-for-sale marketable securities were scheduled to mature within the next 12 months, and $40.3 million were scheduled to mature between twelve and eighteen months from June 30, 2014. There were $40.8 million of securities that matured during the six months ended June 30, 2014. As of June 30, 2014, we had nine available-for-sale securities in a gross unrealized loss position, all of which had been in such position for less than twelve months. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of June 30, 2014 because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.
4. Collaborative Agreements
Roche Collaboration
In December 2006, we and Roche entered into a license and collaborative agreement under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 and up to thirteen Roche target compounds (the “Roche Collaboration”). As of June 30, 2014, Roche has elected a total of five exclusive targets and retains the option to develop and commercialize rHuPH20 with three additional targets, provided that Roche continues to pay annual maintenance fees to us. Roche received European marketing approval in August 2013 for its collaboration product, Herceptin SC, for the treatment of patients with HER2-positive breast cancer and launched Herceptin SC in the European Union (“EU”) in September 2013.
In March 2014, Roche received European marketing approval for its collaboration product, MabThera SC, for the treatment of patients with common forms of non-Hodgkin lymphoma (“NHL”). In June 2014, Roche launched MabThera SC in the EU which triggered a $5.0 million sales-based payment due to us in July 2014 for the achievement of the first commercial sale pursuant to the terms of the Roche Collaboration. Due to our continuing involvement obligations, revenue from the sales-based payment will be deferred and amortized over the remaining term of the Roche Collaboration.
Roche assumes all development, manufacturing, clinical, regulatory, sales and marketing costs under the Roche Collaboration, while we are responsible for the supply of bulk rHuPH20. We are entitled to receive reimbursements for providing research and development services and bulk rHuPH20 to Roche at its request.

Under the terms of the Roche Collaboration, Roche pays us a royalty on each product commercialized under the agreement consisting of a mid-single digit percent of the net sales of such product. Unless terminated earlier in accordance with its terms, the Roche Collaboration continues in effect until the expiration of Roche's obligation to pay royalties. Roche has the obligation to pay royalties with respect to each product in each country, during the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country.
As of June 30, 2014, we have received $72.5 million from Roche, including the $20.0 million upfront license fee payment for the application of rHuPH20 to the initial three Roche exclusive targets, $21.5 million in connection with Roche's election of two additional exclusive targets and annual license maintenance fees for the right to designate the remaining targets as exclusive targets, $13.0 million in clinical development milestone payments, $8.0 million in regulatory milestone payments and a $10.0 million sales-based payment. In addition, for the three and six months ended June 30, 2014, we recorded $5.0 million in deferred revenue for the achievement of the MabThera SC first commercial sale milestone, which was included in our consolidated accounts receivable as of June 30, 2014. This amount was received in July 2014. Due to our continuing involvement obligations (for example, support activities associated with rHuPH20), revenues from the upfront payment, exclusive designation fees, annual license maintenance fees and sales-based payments were deferred and are being recognized over the term of the Roche Collaboration.
For the three months ended June 30, 2014 and 2013, we recognized approximately $5.8 million and $0.5 million, respectively, of Roche deferred revenues as revenues under collaborative agreements. For the six months ended June 30, 2014 and 2013, we recognized approximately $6.5 million and $3.3 million, respectively, of Roche deferred revenues as revenues under collaborative agreements. In addition, for the three and six months ended June 30, 2014, we recognized $0.7 million and $2.0 million, respectively, of Roche deferred revenue of bulk rHuPH20 as product sales revenue. The total of Roche deferred revenues was approximately $43.6 million and $41.6 million as of June 30, 2014 and December 31, 2013, respectively.
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
As of June 30, 2014, we have received $17.0 million under the Gammagard Collaboration, including the $10.0 million upfront license fee payment, a $3.0 million regulatory milestone payment and a $4.0 million sales-based payment. Baxter pays us a royalty on HyQvia consisting of a mid-single digit percent of the net sales of such product. Due to our continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), the upfront and sales-based payments were deferred and are being recognized over the term of the Gammagard Collaboration. We recognized revenue from the upfront and sales-based payments in the amount of approximately $0.2 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively. Deferred revenue relating to the upfront and sales-based payments under the Gammagard Collaboration was approximately $10.1 million and $10.5 million as of June 30, 2014 and December 31, 2013, respectively.
Other Collaborations
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining rHuPH20 enzyme with Pfizer proprietary biologics directed at up to six targets (the “Pfizer Collaboration”). Targets may be selected on an exclusive or non-exclusive basis. As of June 30, 2014, we have received $12.0 million under the Pfizer Collaboration, including $11.0 million in upfront and license fee payments for the licenses to four specified exclusive targets and two additional targets which Pfizer has the right to elect in the future upon payment of additional fees. Unless terminated earlier in accordance with its terms, the Pfizer Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Pfizer Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. Pfizer may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 30 days prior written notice to us. Upon any such termination, the license granted to Pfizer (in total or with respect to the terminated target, as applicable) will terminate, provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid-up.
In May 2011, we and ViroPharma entered into a collaboration and license agreement, under which ViroPharma obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development and commercialization of a subcutaneous injectable formulation of ViroPharma's commercialized product, Cinryze® (C1 esterase inhibitor [human]) (the “ViroPharma Collaboration”). In addition, the license provided ViroPharma with exclusivity to C1 esterase inhibitor and to the hereditary angioedema indication, along with three additional orphan indications. As of June 30, 2014, we have received $14.0 million from ViroPharma, including the $9.0 million nonrefundable upfront license fee payment and a $3.0 million clinical development milestone payment. The ViroPharma Collaboration was terminated effective May 2014.
In June 2011, we and Intrexon entered into a collaboration and license agreement, under which Intrexon obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development and commercialization of a subcutaneous injectable formulation of Intrexon's recombinant human alpha 1-antitrypsin (rHuA1AT) (the “Intrexon Collaboration”). In addition, the license provided Intrexon with exclusivity for a defined indication (“Exclusive Field”). As of June 30, 2014, we have received $11.0 million from Intrexon, including a nonrefundable upfront license fee payment of $9.0 million. Intrexon's chief executive officer, chairman of its board of directors and major shareholder is also a member of our board of directors. The Intrexon Collaboration was terminated effective May 2014.
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
The amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (the noncontingent amount). As such, we excluded from the allocable arrangement consideration the milestone payments, annual exclusivity fees and royalties regardless of the probability of receipt. Based on the results of our analysis, we allocated $11.0 million in license fees from Pfizer, the $9.0 million upfront license fee from ViroPharma and the $9.0 million upfront license fee from Intrexon to the license fee deliverable under each of the arrangements. We determined that the upfront payments were earned upon the granting of the worldwide, exclusive right to our technology to the collaborators in these arrangements. As a result, we recognized $11.0 million in license fees under the Pfizer Collaboration, the $9.0 million upfront license fee under the ViroPharma Collaboration and the $9.0 million upfront license fee received under the Intrexon Collaboration as revenues under collaborative agreements in the period when such license fees were earned. There were no revenues recognized related to milestone payments under these collaborations for the three and six months ended June 30, 2014 and 2013.
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
5. Certain Balance Sheet Items
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Accounts receivable from revenues under collaborative agreements	$6,466	$3,707
Accounts receivable from product sales to collaborators	5,627	4,495
Accounts receivable from other product sales	1,400	1,505
Subtotal	13,493	9,707
Allowance for distribution fees and discounts	(598)	(610)
Total accounts receivable, net	$12,895	$9,097
Inventories consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$1,124	$1,137
Work-in-process	4,370	4,280
Finished goods	1,620	753
Total inventories	$7,114	$6,170

Prepaid expenses and other assets consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Prepaid manufacturing expenses	$4,641	$5,884
Prepaid research and development expenses	3,739	3,522
Other prepaid expenses	1,492	1,339
Other assets	680	356
Total prepaid expenses and other assets	10,552	11,101
Less long-term portion	2,586	2,676
Total prepaid expenses and other assets, current	$7,966	$8,425
Property and equipment, net consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Research equipment	$8,167	$7,714
Computer and office equipment	2,076	1,949
Leasehold improvements	1,503	1,408
Subtotal	11,746	11,071
Accumulated depreciation and amortization	(8,403)	(7,649)
Property and equipment, net	$3,343	$3,422

Depreciation and amortization expense totaled approximately $0.4 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $0.8 million and $0.6 million for the six months ended June 30, 2014 and 2013, respectively.
Accrued expenses consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued outsourced research and development	$8,607	$3,377
Accrued compensation and payroll taxes	4,090	7,075
Accrued outsourced manufacturing expenses	2,546	3,233
Other accrued expenses	2,102	1,235
Total accrued expenses	17,345	14,920
Less long-term accrued outsourced research and development	890	551
Total accrued expenses, current	$16,455	$14,369

Long-term accrued outsourced research and development is included in other long-term liabilities in the condensed consolidated balance sheets.
Deferred revenue consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Collaborative agreements	$53,718	$51,185
Product sales	—	1,958
Total deferred revenue	53,718	53,143
Less current portion	5,153	7,398
Deferred revenue, net of current portion	$48,565	$45,745
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

 As of June 30, 2014, we were in compliance with all material covenants under the Loan Agreement and there was no material adverse change in our business, operations or financial condition.
Interest expense, including amortization of the debt discount, related to the long-term debt totaled approximately $1.5 million and $0.8 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $2.8 million and $1.7 million, for the six months ended June 30, 2014 and 2013, respectively. Accrued interest, which is included in other long-term liabilities, was $1.1 million and $18,000 as of June 30, 2014 and December 31, 2013, respectively.
7. Stockholders’ Equity (Deficit)
During the six months ended June 30, 2014 and 2013, we issued an aggregate of 810,806 and 15,130 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $5.49 and $4.40 per share, respectively, for net proceeds of approximately $4.5 million and $67,000, respectively. In addition, for the six months ended June 30, 2014 and 2013, we issued 109,039 and 85,782 shares of common stock, respectively, upon vesting of certain RSUs. The RSU holders surrendered 67,704 and 58,061 RSUs, respectively, to pay for minimum withholding taxes totaling approximately $0.9 million and $0.4 million, respectively. In addition, we issued 1,055,122 and 475,496 shares of common stock in connection with the grants of RSAs during the six months ended June 30, 2014 and 2013, respectively. Stock options and unvested RSUs totaling approximately 8.4 million and 7.4 million shares of our common stock were outstanding as of June 30, 2014 and December 31, 2013, respectively.
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

Our proprietary pipeline consists of one approved product in the U.S. (Hylenex recombinant) and multiple clinical stage products in diabetes, oncology and dermatology. We currently have collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Pfizer Inc. (Pfizer) and Baxter Healthcare Corporation (Baxter), with three products from our collaborations approved for marketing in Europe, one product candidate which has been submitted for regulatory approval in the U.S. and several others at various stages of development.
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
Future revenues from the sales and/or royalties of our product candidates which have not been approved or have recently been approved will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure regulatory approvals for and commercialize the product candidates. We have incurred net operating losses each year since inception, with an accumulated deficit of approximately $424.9 million as of June 30, 2014.
Our second quarter of 2014 key accomplishments and recent events include:

•
In June 2014, Roche launched the subcutaneous (SC) formulation of MabThera® (rituximab) using rHuPH20 (MabThera SC) in Europe for the treatment of patients with common forms of non-Hodgkin lymphoma (NHL). Roche received the European marketing approval in March 2014. The first commercial launch of MabThera SC triggered a $5 million milestone payment due to us under the License and Collaboration Agreement between Halozyme and Roche. Following the launch of Herceptin® SC in September 2013, MabThera SC is the second novel subcutaneous formulation of one of Roche's oncology products using our patented Enhanze technology to be launched in Europe.

•
In July 2014, we resumed enrollment and dosing of patients in our ongoing Phase 2 trial (Study 202) evaluating PEGPH20 in patients with pancreatic cancer under the revised clinical protocol. The study had previously been placed on clinical hold in April 2014 pending review by the independent Data Monitoring Committee (DMC) for the study and the U.S. Food and Drug Administration (FDA) of a possible difference in the thromboembolic event rate between the patients treated with PEGPH20 versus the patients treated without PEGPH20 in the trial.

•
On July 31, 2014, a Blood Products Advisory Committee (BPAC) of the FDA was held to provide input to the FDA regarding, among other matters, whether the available data for HyQvia indicate a favorable benefit to risk ratio for HyQvia taking into consideration the antibodies generated to rHuPH20. The BPAC voted 15-1 that HyQvia has a favorable benefit to risk profile. Data presented at the BPAC meeting included a review of the preclinical and clinical data supporting the HyQvia application. The FDA will consider the recommendation from the BPAC in its review of Baxter’s amendment to the BLA submitted in December 2013. Baxter has stated that it expects the FDA’s response to Baxter’s amendment to the HyQvia BLA in the third quarter of 2014.

Product and Product Candidates
We have one marketed proprietary product and multiple proprietary product candidates targeting several indications in various stages of development. The following table summarizes our proprietary product and product candidates as well as products and product candidates under development with our collaborators:

Product, Collaboration Products and Product Candidates	Therapeutic Area	Use / Indication	Preclinical	Phase 1	Phase 2	Phase 3	Filed	Approved
PROPRIETARY PRODUCT CANDIDATES								
HYLENEX® recombinant (hyaluronidase human injection)	Various	Adjuvant for subQ fluid delivery & dispersion & absorption of other injected drugs						U.S. Approved
Analog Insulin-PH20 (pen market)	Endocrinology	Diabetes						
PEGPH20	Oncology	Pancreatic Cancer (202)*						
PEGPH20	Oncology	Pancreatic Cancer (SWOG)**						
HTI-501***	Dermatology	Aesthetics						
COLLABORATION PRODUCT CANDIDATES								
Roche (up to 8 potential targets)								
Herceptin® SC****	Oncology	Breast cancer						EU Approved
MabThera® SC****	Oncology	Non-Hodgkin's lymphoma						EU Approved
Pfizer (up to 6 potential targets)	Primary & Specialty Care	4 specified including PCSK-9 2 pending						
Baxter								
HyQvia (Gammagard with rHuPH20)	Immunology	Primary immunodeficiency						EU Approved

* Investigated for use with gemcitabine and nab-paclitaxel (ABRAXANE).
** Investigated for use with FOLFIRINOX
*** Clinical study conducted in Mexico, U.S. IND has not been filed.
**** Filed in other selected countries around the world. Not filed in US and Japan.

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
In preparation for commercializing Hylenex recombinant in the CSII market in Type 1 diabetes for pre-administration with analog insulin, we are conducting supportive clinical studies, developing our regulatory and commercial strategy, manufacturing product and developing the administration convenience kit. In the first quarter of 2013, we initiated CONSISTENT 1, the largest of several planned studies for the CSII market. The CONSISTENT 1 study is evaluating the safety and efficacy of Hylenex recombinant and a new formulation of Hylenex recombinant currently under FDA review, when used as pretreatment of the insulin infusion site in a 24 month trial conducted in over 400 Type 1 diabetic patients who were randomized 3:1 to either rapid acting analog insulin (RAI) delivered by CSII with Hylenex recombinant pretreatment of the infusion site or standard CSII using RAI alone. Subjects randomized to the Hylenex group administer 150 units of Hylenex once every three days through each new infusion cannula, immediately prior to initiation of insulin delivery. The primary efficacy endpoint is comparison of change from baseline of A1C levels (A1C is a measure of average blood sugar over three months) using an industry standard non inferiority margin of 0.4%. The time point for assessment of the primary endpoint for the study was recently changed from four months to six months based on feedback we received from the FDA. Secondary endpoints for the study are hypoglycemia rates, hyperglycemia comparisons, glucose variability and safety endpoints (adverse events, local tolerability and immunogenicity). Enrollment for this trial was completed in the third quarter of 2013. In March 2014, we announced that the primary endpoint of non-inferiority of A1C levels at six months were met for the CONSISTENT 1 trial, and additional results from the trial were presented at the American Diabetes Association annual meeting in June 2014. We are currently evaluating the commercial profile of Hylenex recombinant for CSII use emerging from our clinical data including the recent results from CONSISTENT 1. In addition, we are in dialog with the FDA regarding the requirements for updating the Hylenex recombinant label in a manner that would support future promotion in this indication. There can be no assurance that we will be able to gain clarity as to the FDA’s requirements or that the requirements may be satisfied by us in a commercially feasible way.

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
PEGPH20
We are developing PEGPH20, a new molecular entity, as a candidate for the systemic treatment of tumors that accumulate HA. 'PEG' refers to the attachment of polyethylene glycol to rHuPH20, thereby creating PEGPH20. One of the novel properties of PEGPH20 is that it lasts for an extended duration in the bloodstream and, therefore, can be used to maintain therapeutic effect to treat systemic disease.
Solid malignancies, including pancreatic, lung, breast, colon and prostate cancers, often accumulate high levels of HA and therefore we believe that PEGPH20 has the potential to help patients with these types of cancer. Among solid tumors, pancreatic ductal adenocarcinoma is associated with the highest frequency of HA overexpression.
Over 100,000 patients in the U.S. and EU are diagnosed with pancreatic cancer annually and are frequently not diagnosed until late stages. The pathologic accumulation of HA, along with other matrix components, creates a unique microenvironment for the growth of tumor cells compared to normal cells. We believe that depleting the HA component of the tumor architecture with PEGPH20 remodels the tumor microenvironment, resulting in tumor growth inhibition. Removal of HA rich matrix results in opening previously constricted vessels to allow increased blood flow, creating increased access of immune cells and factors in the blood into the tumor micro environment. Increased blood flow also results in more oxygen in the tumor, which may enable increased efficacy of radiotherapy treatment. If PEGPH20 is administered in conjunction with other anti-cancer therapies, the increase in blood flow may allow anti-cancer therapies to have greater access to the tumor, which may enhance the treatment effect of complementary therapeutic modalities.
In June 2013, we presented the results from a Phase 1b clinical study of PEGPH20 in combination with gemcitabine for the treatment of patients with stage IV metastatic pancreatic cancer (Phase 1b PEGPH20 Clinical Study) at the 2013 American Society of Clinical Oncology (ASCO) Annual meeting. This study enrolled 28 patients with previously untreated stage IV pancreatic ductal adenocarcinoma. Patients were treated with one of three doses of PEGPH20 (1.0, 1.6 and 3.0 µg/kg twice weekly for four weeks, then weekly thereafter) in combination with gemcitabine 1000 mg/m2 administered intravenously. In this study, the overall response rate (complete response + partial response in at least one assessment) was 42 percent (10 of 24 patients, 95 percent CI 22 - 62 percent, of which 29% (7/10) were confirmed on at least a second scan) for those treated at therapeutic dose levels of PEGPH20 (1.6 and 3.0 µg/kg) as assessed by an independent radiology review.
In September 2013, at the European Cancer Congress 2013, we presented exploratory post-hoc analysis of progression free survival and overall survival of a small subset of patients treated with PEGPH20 with available biopsy samples and HA scores in the Phase 1b study. Both progression free survival and overall survival were longer in patients who had been treated with PEGPH20 with high levels of tumor HA compared to patients with low levels of tumor HA. The observation that patients with tumors characterized by high levels of HA may respond best to PEGPH20 has resulted in our effort to develop a companion diagnostic to enable pre-selection of these patients.

In the second quarter of 2013, we initiated Study 202, a Phase 2 multicenter, randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV metastatic pancreatic cancer. The study was designed to enroll 124 patients who would receive gemcitabine and nab-paclitaxel (ABRAXANE™) either with or without PEGPH20. The primary endpoint is to measure the improvement in progression-free survival in patients receiving PEGPH20 and those who are not.
On April 4, 2014, we temporarily halted patient enrollment and dosing of PEGPH20 in Study 202 as a result of a recommendation received on April 3, 2014 from the independent DMC for the trial. The DMC recommended the temporary halt in order to assess clinical data from Study 202 that indicated a possible difference in the thromboembolic event rate between the group of patients treated with PEGPH20, nab-paclitaxel and gemcitabine versus the group of patients treated with nab-paclitaxel and gemcitabine without PEGPH20. On April 8, 2014, the FDA informed us that a clinical hold had been placed on patient enrollment and dosing of PEGPH20. In May 2014, the DMC recommended that enrollment of patients and dosing of PEGPH20 in Study 202 resume under the revised protocol. We subsequently amended the Study 202 protocol to exclude patients that are at greater risk for thromboembolic events. Additionally, low-molecular weight heparin will be used as a prophylaxis to prevent thromboembolic events. A second primary endpoint has been added to assess the thromboembolic event rate in the PEGPH20 treatment arm following the protocol amendment. Secondary endpoints include objective response rate and overall survival. On June 4, 2014, the FDA informed us that we could continue Study 202 under the revised protocol. In July 2014, we resumed enrollment and dosing of patients in Study 202 under the revised clinical protocol. In addition to the over 100 patients already enrolled in the trial, we plan to enroll a similar number of additional patients to allow a thorough statistical analysis of the results.
In October 2013, SWOG, a cancer research cooperative group of more than 4,000 researchers in over 500 institutions around the world, initiated a 144 patient Phase 1b/2 randomized clinical trial of PEGPH20 in combination with modified FOLFIRINOX chemotherapy (mFOLFIRINOX) compared to mFOLFIRINOX treatment alone in patients with metastatic pancreatic adenocarcinoma. This SWOG cooperative group study (funded by the National Cancer Institute) currently remains on hold pending discussions with the FDA on revision of the protocol to address the risk of thromboembolic events.
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
We are exploring HTI-501 as an approach to the treatment of edematous fibrosclerotic panniculopathy, also known as cellulite. The condition affects the great majority of post-adolescent women and is prevalent in all races. We believe that the collagen fibers (“fibrous septa”) anchor the epidermis against the swelling of subcutaneous fat, which creates the dimpled appearance associated with the condition. We believe that HTI-501 deposited under the skin may release the tension in the collagenous fibrous septa and thereby smoothing the dimpled appearance of the skin. HTI-501 may also be potentially utilized as a treatment for other conditions involving collagen, such as frozen shoulder, Dupuytren’s contracture, Peyronie’s disease, keloids and hypertrophic scarring.
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
Collaborations
Roche Collaboration
In December 2006, we and Roche entered into an agreement under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with up to thirteen Roche target compounds (the Roche Collaboration). Roche initially had the exclusive right to apply rHuPH20 to only three pre-defined Roche biologic targets with the option to exclusively develop and commercialize rHuPH20 with ten additional targets. As of June 30, 2014, Roche has elected a total of five exclusive targets and retains the option to develop and commercialize rHuPH20 with three additional targets through the payment of annual license maintenance fees.
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
In June 2014, Roche launched MabThera SC in Europe for the treatment of patients with common forms of NHL. This formulation utilizes our patented Enhanze technology and is administered in approximately five minutes compared to the approximately 2.5 hour infusion time for intravenous MabThera. The European Commission approved MabThera SC in March 2014. The European Commission's approval was based primarily on data from Roche's Phase 3 pivotal clinical studies, which was recently published in The Lancet Oncology. NHL is a type of cancer that affects lymphocytes (white blood cells). NHL represents approximately 85% of all lymphoma diagnosed and was responsible for approximately 200,000 annual deaths worldwide in 2012. Lymphomas are a cancer of the lymphatic system (composed of lymph vessels, lymph nodes and organs) which helps to keep the bodily fluid levels balanced and to defend the body against invasion by disease. Lymphoma develops when white blood cells (usually B-lymphocytes) in the lymph fluid become cancerous and begin to multiply and collect in the lymph nodes or lymphatic tissues such as the spleen. Some of these cells are released into the bloodstream and spread around the body, interfering with the body's production of healthy blood cells. In December 2012, at the annual meeting of the American Society of Hematology, Roche presented positive data from the first stage of its two-stage Phase 3 clinical study investigating pharmacokinetics, efficacy and safety of MabThera SC. The primary endpoint in the first stage of the study was met, showing that the MabThera SC injection resulted in non-inferior MabThera concentrations in the blood compared to IV-infused MabThera (MabThera IV).
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
Baxter filed a biologic license application (BLA) for HyQvia in the U.S. in the second quarter of 2011. On August 1, 2012, we announced that the FDA had issued a complete response letter (CRL) for Baxter’s HyQvia BLA. The CRL requested additional preclinical data to support the BLA. The primary issues raised in the CRL focused on non-neutralizing antibodies generated against rHuPH20 and the possible effects of these antibodies on reproduction, development and fertility. Elevated anti-rHuPH20 antibody titers were detected in the registration trial, but have not been associated with any adverse events. Pending Baxter and us providing additional preclinical data sufficient to address the regulatory questions, the FDA has requested that patients should no longer be dosed with rHuPH20 in the Baxter HyQvia program. In December 2013, we and Baxter announced that Baxter has completed submission of the amended BLA to the FDA to re-initiate the review process for approval of HyQvia. Baxter also submitted additional preclinical data in response to the 2012 CRL from the FDA and expects a six-month review. On July 31, 2014, a BPAC of the FDA was held to provide input to the FDA regarding, among other matters, whether the available data for HyQvia indicate a favorable benefit to risk ratio for HyQvia taking into consideration the antibodies generated to rHuPH20. The BPAC voted 15-1 that HyQvia has a favorable benefit to risk profile. Data presented at the BPAC meeting included a review of the preclinical and clinical data supporting the HyQvia application. The FDA will consider the recommendation from the BPAC in its review of Baxter’s amendment to the BLA submitted in December 2013. Baxter has stated that it expects the FDA’s response to Baxter’s amendment to the HyQvia BLA in the third quarter of 2014.
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
Pfizer Collaboration
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining rHuPH20 enzyme with Pfizer proprietary biologics directed to up to six targets in primary care and specialty care indications. Targets may be selected on an exclusive or non-exclusive basis. In September 2013, Pfizer elected the fourth therapeutic target on an exclusive basis. In December 2013, Pfizer announced that one of the targets is proprotein convertase subtilisin/kexin type 9, also known as PCSK9. The PCSK9 gene provides instructions for making a protein that helps regulate the amount of cholesterol in the bloodstream.

Intrexon Collaboration
In June 2011, we and Intrexon entered into a collaboration and license agreement under which Intrexon obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development and commercialization of a subcutaneous injectable formulation of Intrexon's recombinant human alpha 1-antitrypsin (rHuA1AT). Our collaboration and license agreement with Intrexon was terminated effective May 2014.
ViroPharma Collaboration
In May 2011, we and ViroPharma entered into a collaboration and license agreement under which ViroPharma obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development and commercialization of a subcutaneous injectable formulation of ViroPharma’s commercialized product, Cinryze (C1 esterase inhibitor [human]). Our collaboration and license agreement with ViroPharma was terminated effective May 2014.
For a further discussion of the material terms of our collaboration agreements, refer to Note 4, Collaborative Agreements, to our condensed consolidated financial statements.
Results of Operations
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Product Sales, Net – Product sales, net were $9.5 million for the three months ended June 30, 2014 compared to $3.1 million for the three months ended June 30, 2013. The increase of $6.4 million was primarily due to $6.0 million in product sales of bulk rHuPH20 for Roche's collaboration products. The increase was also due to a $1.2 million, or 63%, increase in Hylenex recombinant product sales to $3.0 million for the three months ended June 30, 2014 from $1.8 million for the same period in 2013. Subsequent to the receipt of the European marketing approval of Roche's Herceptin SC product in August 2013 and MabThera SC product in March 2014, revenue from bulk rHuPH20 supply for these collaboration products was recorded as product sales revenue, instead of revenues under collaborative agreements.
Royalties – Royalty revenue was $1.7 million for the three months ended June 30, 2014 compared to zero for the three months ended June 30, 2013. This amount relates primarily to sales of Herceptin SC by Roche. Roche launched Herceptin SC in September 2013 and Baxter launched HyQvia in July 2013. We recognized royalties on sales of the collaboration products by the collaborators in the quarter following the quarter in which the corresponding sales occurred.

Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended
	June 30,
	2014	2013	Change
Upfront payments, license maintenance fees and amortization of deferred upfront, license fees and product-based payments:
Roche	$714	$516	$198
Baxter	191	120	71
ViroPharma	—	1,000	(1,000)
Intrexon	—	1,000	(1,000)
	905	2,636	(1,731)

Reimbursements for research and development services and supply of bulk rHuPH20:
Roche(1)	5,931	8,026	(2,095)
Baxter(1)	295	611	(316)
Pfizer	70	9	61
Other	2	72	(70)
	6,298	8,718	(2,420)
Total revenues under collaborative agreements	$7,203	$11,354	$(4,151)

(1)
Subsequent to the European approvals of Roche's Herceptin SC product in August 2013 and MabThera SC product in March 2014 and Baxter's HyQvia product in May 2013, revenue from supply of bulk rHuPH20 for those products to the collaborators was recorded as product sales.

Revenue from reimbursements for research and development services and bulk rHuPH20 supply decreased in the three months ended June 30, 2014, compared to the same period in 2013 mainly due to revenue from supply of bulk rHuPH20 for Herceptin SC being recognized as product sales revenue in the current period, as opposed to revenue from reimbursements for research and development services in the same period in 2013. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount of future revenues related to reimbursable research and development services and supply of bulk rHuPH20 is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Cost of Product Sales – Cost of product sales were $5.9 million for the three months ended June 30, 2014 compared to $1.3 million for the three months ended June 30, 2013. The increase of $4.6 million in cost of product sales was due to the cost of product sales related to bulk rHuPH20 product sales for Roche collaboration products.

Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Since our inception in 1998 through June 30, 2014, we have incurred research and development expenses of $465.8 million. From January 1, 2011 through June 30, 2014, approximately 22% and 20% of our research and development expenses were associated with the development of our ultrafast insulin and PEGPH20 product candidates, respectively. Research and development expenses incurred were as follows (in thousands):

	Three Months Ended
	June 30,
Programs	2014	2013	Change
Product Candidates:
PEGPH20	$7,277	$4,792	$2,485
Ultrafast insulin program	5,831	6,878	(1,047)
Hylenex recombinant	1,343	3,401	(2,058)
HTI-501	506	776	(270)
Enhanze collaborations(1)	1,483	10,357	(8,874)
rHuPH20 platform(2)	1,827	1,264	563
Other	382	523	(141)
Total research and development expenses	$18,649	$27,991	$(9,342)

(1)
Subsequent to the European approvals of Roche's Herceptin SC product in August 2013 and MabThera SC product in March 2014 and Baxter's HyQvia product in May 2013, the manufacturing costs of bulk rHuPH20 for these collaboration products were capitalized as inventory.

(2)	Includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Research and development expenses relating to our PEGPH20 program for the three months ended June 30, 2014 increased by 52%, compared to the same period in 2013 due to the increased activities relating to Study 202. Research and development expenses relating to Hylenex recombinant program for the three months ended June 30, 2014 decreased by 61%, compared to the same period in 2013 mainly due to the completion of the technology transfer and validation campaign with a second manufacturer for Hylenex recombinant at the end of 2013. Research and development expenses relating to our Enhanze collaborations for the three months ended June 30, 2014 decreased by 86%, compared to the same period in 2013 primarily due to capitalizing as inventory $5.0 million of the manufacturing costs for Roche collaboration products in the current period and a $3.2 million decrease in other outsourced manufacturing activities to support Roche. Subsequent to the European approvals of Roche's Herceptin SC product in August 2013 and MabThera SC product in March 2014 and Baxter's HyQvia product in May 2013, the manufacturing costs of bulk rHuPH20 for these collaboration products were capitalized as inventory.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses were $8.8 million for the three months ended June 30, 2014 compared to $7.3 million for the three months ended June 30, 2013. The increase of $1.5 million, or 20%, was primarily due to a $1.0 million increase in compensation costs, including a $0.5 million increase in stock-based compensation due to a 9% increase in headcount at June 30, 2014, compared to the same period in 2013.
Interest Expense – Interest expense was $1.5 million for the three months ended June 30, 2014 compared to $0.8 million for the three months ended June 30, 2013. The increase of $0.6 million, or 71%, was due to the $20.0 million increase in the principal balance in December 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Product Sales, Net – Product sales, net was $18.1 million for the six months ended June 30, 2014 compared to $4.6 million for the six months ended June 30, 2013. The increase of $13.5 million was primarily due to $11.9 million in product sales of bulk rHuPH20 for Roche collaboration products. The increase was also due to a $2.3 million, or 72%, increase in Hylenex recombinant product sales to $5.5 million for the six months ended June 30, 2014 from $3.2 million for the same period in 2013. Subsequent to the receipt of the European marketing approval of Roche's Herceptin SC product in August 2013 and MabThera SC product in March 2014 and Baxter's HyQvia product in July 2013, revenue from bulk rHuPH20 supply for these collaboration products was recorded as product sales revenue, instead of revenues under collaborative agreements.
Royalties – Royalty revenue was $2.5 million for the six months ended June 30, 2014 compared to zero for the six months ended June 30, 2013. This amount relates primarily to sales of Herceptin SC made by Roche. Roche launched Herceptin SC in September 2013 and Baxter launched HyQvia in July 2013. We recognized royalties on sales of the collaboration products by the collaborators in the quarter following the quarter in which the corresponding sales occurred.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Six Months Ended
	June 30,
	2014	2013	Change
Upfront payments, license maintenance fees and amortization of deferred upfront, license fees and product-based payments:
Roche	$1,421	$1,032	$389
Pfizer	1,000	—	1,000
Baxter	382	241	141
ViroPharma	—	1,000	(1,000)
Intrexon	—	1,000	(1,000)
	2,803	3,273	(470)

Reimbursements for research and development services and supply of rHuPH20 API:
Roche (1)	6,347	15,372	(9,025)
Baxter (1)	521	2,909	(2,388)
Pfizer	95	9	86
ViroPharma	—	116	(116)
Other	36	—	36
	6,999	18,406	(11,407)
Total revenues under collaborative agreements	$9,802	$21,679	$(11,877)

(1)
Subsequent to the European approvals of Roche's Herceptin SC product in August 2013 and MabThera SC product in March 2014 and Baxter's HyQvia product in May 2013, revenue from supply of bulk rHuPH20 for those products to the collaborators was recorded as product sales.

Revenue from reimbursements for research and development services and bulk rHuPH20 supply decreased in the six months ended June 30, 2014, compared to the same period in 2013 mainly due to revenue from supply of bulk rHuPH20 for Roche collaboration products being recognized as product sales revenue in the current period, as opposed to revenue from reimbursements for research and development services in the same period in 2013. The decrease was also due to a decrease in reimbursements for manufacturing services to support the launches by Roche and Baxter. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount of future revenues related to reimbursable research and development services and supply of bulk rHuPH20 is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Cost of Product Sales – Cost of product sales were $11.4 million for the six months ended June 30, 2014 compared to $2.0 million for the six months ended June 30, 2013. The increase of $9.4 million in cost of product sales was due to the cost of product sales related to bulk rHuPH20 product sales for Roche collaboration products.
Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Six Months Ended June 30,
Programs	2014	2013	Change
Product Candidates:
PEGPH20	$13,972	$8,684	$5,288
Ultrafast insulin program	12,482	10,796	1,686
Hylenex recombinant	3,221	5,979	(2,758)
HTI-501	1,148	1,268	(120)
Enhanze collaborations(1)	4,408	19,767	(15,359)
rHuPH20 platform(2)	3,622	2,565	1,057
Other	1,211	966	245
Total research and development expenses	$40,064	$50,025	$(9,961)

(1)
Subsequent to the European approvals of Roche's Herceptin SC product in August 2013 and MabThera SC product in March 2014 and Baxter's HyQvia product in May 2013, the manufacturing costs of bulk rHuPH20 for these collaboration products were capitalized as inventory.

(2)	Includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Research and development expenses relating to our PEGPH20 program for the six months ended June 30, 2014 increased by 61%, compared to the same period in 2013 due to the increased activities relating to Study 202. Research and development expenses relating to Hylenex recombinant program for the three months ended June 30, 2014 decreased by 46%, compared to the same period in 2013 mainly due to the completion of the technology transfer and validation campaign with a second manufacturer for Hylenex recombinant at the end of 2013. Research and development expenses relating to our Enhanze collaborations for the six months ended June 30, 2014 decreased by 78%, compared to the same period in 2013 primarily due to capitalizing as inventory $9.7 million of the manufacturing costs for Roche collaboration products in the current period and a $4.2 million decrease in other outsourced manufacturing activities to support Roche. Subsequent to the European approvals of Roche's Herceptin SC product in

August 2013 and MabThera SC product in March 2014 and Baxter's HyQvia product in May 2013, the manufacturing costs of bulk rHuPH20 for these collaboration products were capitalized as inventory.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses were $19.0 million for the six months ended June 30, 2014 compared to $14.9 million for the six months ended June 30, 2013. The increase of $4.1 million, or 28%, was primarily due to a $3.4 million increase in compensation costs, including a $0.9 million increase in stock-based compensation due to a 9% increase in headcount at June 30, 2014, compared to the same period in 2013.
Interest Expense – Interest expense was $2.8 million for the six months ended June 30, 2014 compared to $1.7 million for the six months ended June 30, 2013. The increase of $1.1 million, or 67%, was due to the $20.0 million increase in the principal balance in December 2013.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of June 30, 2014, we had cash, cash equivalents and marketable securities of approximately $147.6 million. On February 10, 2014, we sold approximately 8.8 million shares of common stock in an underwritten public offering at a public offering price of $13.00 per share, generating approximately $107.7 million in net proceeds. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements will depend on the success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and other commercialization activities.
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

Cash Flows
Operating Activities
Net cash used in operations was $33.4 million during the six months ended June 30, 2014 compared to $21.7 million during the six months ended June 30, 2013. The $11.7 million increase in utilization of cash in operations was mainly due to timing of collection of receivables and payments of payables.
Investing Activities
Net cash used in investing activities was $49.1 million during the six months ended June 30, 2014 compared to net cash used in investing activities of $49.6 million during the six months ended June 30, 2013. This decrease was primarily due to the receipt of $40.8 million in proceeds from maturities of marketable securities; offset in part by a $40.2 million increase in purchases of marketable securities during the six months ended June 30, 2014.
Financing Activities
Net cash provided by financing activities was $111.2 million during the six months ended June 30, 2014 compared to net cash used in of $0.3 million during the six months ended June 30, 2013. Net cash provided by financing activities for the six months ended June 30, 2014 consisted of $107.7 million in net proceeds from the sale of our common stock in February 2014 and $4.5 million in net proceeds from stock option exercises.
Long-Term Debt
In December 2013, we entered into an Amended and Restated Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford) and Silicon Valley Bank (SVB) (collectively, the Lenders), amending and restating in its entirety our original loan agreement with the Lenders, dated December 2012. The Loan Agreement provided for an additional $20 million principal amount of new term loan, bringing the total term loan balance to $50 million. The proceeds are to be used for working capital and general business requirements. The amended term loan facility matures on January 1, 2018. Long-term debt, net was $49.8 million as of June 30, 2014.
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
Off-Balance Sheet Arrangements
As of June 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies – Pending Adoption of Recent Accounting Pronouncements, of our condensed consolidated financial statements for a discussion of recent accounting pronouncements and their effect, if any, on us.

Risk Factors
Risks Related To Our Business
We have generated only minimal revenue from product sales to date; we have a history of net losses and negative cash flow, and we may never achieve or maintain profitability.
Relative to expenses incurred in our operations, we have generated only minimal revenues from product sales, royalties, licensing fees, milestone payments, bulk rHuPH20 supply payments and research reimbursements to date and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, royalties, licensing fees, research reimbursements, bulk rHuPH20 supply payments and/or milestone payments, we expect to incur significant operating losses over the next few years. We have never been profitable, and we may never become profitable. Through June 30, 2014, we have incurred aggregate net losses of approximately $424.9 million.
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

Only three of our collaboration product candidates have been approved for commercialization and one of our collaboration product candidates is currently in the regulatory approval process. Only one of our proprietary products has been approved for commercialization, and we have no proprietary product candidates currently in the regulatory approval process. We and our collaborators may not be successful in obtaining such approvals for any potential products in a timely manner, or at all. Refer to the risk factor titled “Our proprietary and collaboration product candidates may not receive regulatory approvals or their development may be delayed for a variety of reasons, including unsuccessful clinical trials, regulatory requirements or safety concerns” for additional information relating to the approval of product candidates.
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
As with most pharmaceutical products, use of our product candidates or those of our collaborators could be associated with side effects or adverse events which can vary in severity (from minor reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of our product candidates or those of our collaborators may be observed at any time, including in clinical trials or when a product is commercialized, and any such side effects or adverse events may negatively affect our or our collaborators' ability to obtain regulatory approval or market our product candidates. Side effects such as toxicity or other safety issues associated with the use of our product candidates or those of our collaborators could require us or our collaborators to perform additional studies or halt development or sale of these product candidates or expose us to product liability lawsuits which will harm our business. We or our collaborators may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical product candidates which we have not planned or anticipated. Furthermore, there can be no assurance that we or our collaborators will resolve any issues related to any product related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition.
If our contract manufacturers are unable to manufacture and supply to us bulk rHuPH20 in the quantity and quality required by us or our collaborators for use in our products and product candidates, our product development and commercialization efforts could be delayed or stopped and our collaborations could be damaged.
We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (Avid) and Cook Pharmica LLC (Cook) to produce bulk rHuPH20. These manufacturers each produce bulk rHuPH20 under current cGMP for clinical uses. Avid currently produces bulk rHuPH20 for use in Hylenex recombinant and our other collaboration products and product candidates. In addition to supply obligations, Avid and Cook will also provide support for the chemistry, manufacturing and controls sections for FDA and other regulatory filings. We rely on their ability to successfully manufacture these batches according to product specifications, and Cook has relatively limited experience manufacturing bulk rHuPH20. In addition, we have been working to scale-up, validate and qualify Cook as a manufacturer of bulk rHuPH20 for use in the product and product candidates under the Roche collaboration. To date, Cook has not been submitted to the European regulatory authorities by Roche as an approved manufacturer for Herceptin SC and MabThera SC. If Cook is unable to obtain its status as an approved manufacturing facility, or if either Avid or Cook: (i) is unable to retain its status as an approved manufacturing facility; (ii) is unable to otherwise successfully scale up bulk rHuPH20 production; or (iii) fails to manufacture and supply bulk rHuPH20 in the quantity and quality required by us or our collaborators for use in our proprietary and collaboration products and product candidates for any other reason, our business will be adversely affected. In addition, a significant change in such parties' business or financial condition could adversely affect their abilities to fulfill their contractual obligations to us. We have not established, and may not be able to establish, favorable arrangements with additional bulk rHuPH20 manufacturers and suppliers of the ingredients necessary to manufacture bulk rHuPH20 should the existing manufacturers and suppliers become unavailable or in the event that our existing manufacturers and suppliers are unable to adequately perform their responsibilities. We have attempted to mitigate the impact of supply interruption through the establishment of excess bulk rHuPH20 inventory, but there can be no assurances that this safety stock will be maintained or that it will be sufficient to address any delays, interruptions or other problems experienced by Avid and/or Cook. Any delays, interruptions or other problems regarding the ability of Avid and/or Cook to supply bulk rHuPH20 on a timely basis could: (i) cause the delay of clinical trials or otherwise delay or prevent the regulatory approval of proprietary or collaboration product candidates; (ii) delay or prevent the effective commercialization of proprietary or collaboration products; and/or (iii) cause us to breach contractual obligations to deliver bulk rHuPH20 to our collaborators. Such delays would likely damage our relationship with our collaborators under our key collaboration agreements, and they would have a material adverse effect on our business and financial condition.
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

•
clinical and nonclinical test results may reveal side effects, adverse events or unexpected safety issues associated with the use of our product candidates; for example, in April 2013, a clinical hold was placed on patient enrollment and dosing of PEGPH20 in Study 202 as a result of a possible difference in the thromboembolic event rate observed thus far in the trial between the group of patients treated with PEGPH20 versus the group of patients treated without PEGPH20. The clinical hold was lifted by FDA in June 2014, and we have resumed enrollment and dosing of PEGPH20 in Study 202 under a revised clinical protocol;

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
From time to time, we or our collaborators may publicly articulate the estimated timing for the accomplishment of certain scientific, clinical, regulatory and other product development goals. The accomplishment of any goal is typically based on numerous assumptions, and the achievement of a particular goal may be delayed for any number of reasons both within and outside of our control. If scientific, regulatory, strategic or other factors cause us to not meet a goal, regardless of whether that goal has been publicly articulated or not, our stock price may decline rapidly. For example, the announcement of the CRL received for HyQvia and the announcement of the temporary halting of our Phase 2 clinical trial for PEGPH20 caused a rapid decline in our stock price. Stock price declines may also trigger direct or derivative shareholder lawsuits. As with any litigation proceeding, the eventual outcome of any legal action is difficult to predict. If any such lawsuits occur, we will incur expenses in connection with the defense of these lawsuits, and we may have to pay substantial damages or settlement costs in connection with any resolution thereof. Although we have insurance coverage against which we may claim recovery against some of these expenses and costs, the amount of coverage may not be adequate to cover the full amount or certain expenses and costs may be outside the scope of the policies we maintain. In the event of an adverse outcome or outcomes, our business could be materially harmed from depletion of cash resources, negative impact on our reputation, or restrictions or changes to our governance or other processes that may result from any final disposition of the lawsuit. Moreover, responding to and defending pending litigation significantly diverts management's attention from our operations.
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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low sales prices of our common stock during the twelve months ended June 30, 2014 were $18.18 and $6.51, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

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
There have been no material changes in our market risks during the quarter ended June 30, 2014.
As of June 30, 2014, our cash equivalents and marketable securities consisted of investments in money market funds, corporate debt obligations, commercial paper and certificates of deposit. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. As of June 30, 2014, based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, dated November 14, 2007, by and between the Registrant and the Registrant’s predecessor Nevada corporation (1)

3.1	Composite Certificate of Incorporation (2)

3.2	Certificate of Designation, Preferences and Rights of the terms of the Series A Preferred Stock (1)

3.3	Bylaws, as amended (3)

10.1	Consent and First Amendment to Amended and Restated Loan and Security Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed November 20, 2007 (File No. 001-32335).

(2)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, filed August 7, 2013 (File No. 001-32335).

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 12, 2011 (File No. 001-32335).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	August 11, 2014	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 11, 2014	/s/ David A. Ramsay
David A. Ramsay Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)