Form 10-Q
period 2014-09-30
HALOZYME THERAPEUTICS INC
filed 2014-11-10
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 125,387,083 as of November 5, 2014.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$46,375	$27,357
Marketable securities, available-for-sale	88,089	44,146
Accounts receivable, net	8,275	9,097
Inventories	6,916	6,170
Prepaid expenses and other assets	8,945	8,425
Total current assets	158,600	95,195
Property and equipment, net	3,249	3,422
Prepaid expenses and other assets	2,277	2,676
Restricted cash	500	500
Total Assets	$164,626	$101,793

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,342	$3,135
Accrued expenses	15,023	14,369
Deferred revenue, current portion	5,153	7,398
Current portion of long-term debt, net	10,075	—
Total current liabilities	34,593	24,902
Deferred revenue, net of current portion	47,572	45,745
Long-term debt, net	39,762	49,772
Other long-term liabilities	2,759	1,364
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 200,000 shares authorized; 125,546 and 114,533 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	125	115
Additional paid-in capital	485,014	361,930
Accumulated other comprehensive (loss) income	(46)	17
Accumulated deficit	(445,153)	(382,052)
Total stockholders’ equity (deficit)	39,940	(19,990)
Total Liabilities and Stockholders’ Equity (Deficit)	$164,626	$101,793
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Product sales, net	$9,617	$10,025	$27,679	$14,634
Royalties	2,895	—	5,382	—
Revenues under collaborative agreements	2,094	5,988	11,896	27,667
Total revenues	14,606	16,013	44,957	42,301
Operating expenses:
Cost of product sales	5,141	683	16,585	2,706
Research and development	19,904	25,689	59,968	75,714
Selling, general and administrative	8,587	8,135	27,589	22,991
Total operating expenses	33,632	34,507	104,142	101,411
Operating loss	(19,026)	(18,494)	(59,185)	(59,110)
Other income (expense):
Investment and other income, net	122	52	287	165
Interest expense	(1,376)	(850)	(4,203)	(2,547)
Net Loss	$(20,280)	$(19,292)	$(63,101)	$(61,492)

Basic and diluted net loss per share	$(0.16)	$(0.17)	$(0.52)	$(0.55)

Shares used in computing basic and diluted net loss per share	124,041	112,765	122,157	112,554
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(20,280)	$(19,292)	$(63,101)	$(61,492)
Other comprehensive (loss) gain:
Unrealized (loss) gain on marketable securities	(49)	55	(63)	16
Total Comprehensive Loss	$(20,329)	$(19,237)	$(63,164)	$(61,476)
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,

	2014	2013
Operating activities:
Net loss	$(63,101)	$(61,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	11,065	7,140
Depreciation and amortization	1,304	893
Non-cash interest expense	1,610	1,037
Amortization of premiums on marketable securities, net	1,062	816
Changes in operating assets and liabilities:
Accounts receivable, net	822	(8,819)
Inventories	(746)	(1,176)
Prepaid expenses and other assets	98	2,018
Restricted cash	—	(100)
Accounts payable and accrued expenses	1,693	16,071
Deferred revenue	(418)	9,532
Other liabilities	32	(39)
Net cash used in operating activities	(46,579)	(34,119)
Investing activities:
Purchases of marketable securities	(89,117)	(48,947)
Proceeds from maturities of marketable securities	43,816	—
Purchases of property and equipment	(1,132)	(939)
Net cash used in investing activities	(46,433)	(49,886)
Financing activities:
Proceeds from issuance of common stock, net	107,713	—
Proceeds from issuance of common stock under equity incentive plans, net	4,317	1,996
Net cash provided by financing activities	112,030	1,996
Net increase (decrease) in cash and cash equivalents	19,018	(82,009)
Cash and cash equivalents at beginning of period	27,357	99,501
Cash and cash equivalents at end of period	$46,375	$17,492
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
Our proprietary enzymes can be used to facilitate the delivery of injected drugs and fluids, thus enhancing the efficacy and the convenience of other drugs or to alter abnormal tissue structures for clinical benefit. We have chosen to exploit our technology and expertise in a balanced way to modulate both risk and spend by: (1) developing our own proprietary products in therapeutic areas with significant unmet medical needs, such as oncology, diabetes and dermatology, and (2) licensing our technology to biopharmaceutical companies to collaboratively develop products which combine our technology with the collaborators' proprietary compounds.
The majority of the product candidates in our current pipeline are based on rHuPH20, a patented human recombinant hyaluronidase enzyme. rHuPH20 temporarily breaks down hyaluronic acid, a naturally occurring substance that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. We have one proprietary commercial product, Hylenex® recombinant, which we market ourselves, used to increase the dispersion and absorption of other injected drugs.
Our proprietary development pipeline consists of multiple clinical stage product candidates in oncology, diabetes and dermatology. Our lead oncology program is PEGPH20, a new molecular entity, under development for the systemic treatment of tumors that accumulate hyaluronic acid. We are currently in Phase 2 clinical testing for PEGPH20 in pancreatic cancer. We currently have collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Pfizer Inc. (“Pfizer”) and Baxter Healthcare Corporation (“Baxter”), with one product approved in the U.S. and three products approved in Europe from which we are receiving royalties and several others at various stages of development.
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
Pending Adoption of Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The provisions of ASU 2013-11 require entities to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exists at the reporting date and presumes disallowance of the tax position at the reporting date. The guidance will eliminate the diversity in practice in the presentation of unrecognized tax benefits but will not alter the way in which entities assess deferred tax assets for realizability. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. The amendments should be applied prospectively to unrecognized tax benefits that exist at the effective date. Early adoption is permitted. The adoption of ASU 2013-11 will not have a material impact on our consolidated financial position or results of operations.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 will eliminate transaction-specific and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements — Going Concern (“ASU 2014-15”). The provisions of ASU 2014-15 provide that in connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 is effective for the annual reporting period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The adoption of ASU 2014-15 will not have a material impact on our consolidated financial position or results of operations.

Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within ninety days or less from date of purchase. Our cash equivalents consist of money market funds.
Marketable securities are investments with original maturities of more than ninety days from the date of purchase that are specifically identified to fund current operations. Marketable securities are considered available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date which reflects management's intention to use the proceeds from the sale of these investments to fund our operations, as necessary. Such available-for-sale investments are carried at fair value with unrealized gains and losses recorded in other comprehensive gain (loss) and included as a separate component of stockholders' equity (deficit). The cost of marketable securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in investment and other income, net in the consolidated statements of operations. We use the specific identification method for calculating realized gains and losses on marketable securities sold. Realized gains and losses and declines in value judged to be other-than-temporary on marketable securities, if any, are included in investment and other income, net in the consolidated statements of operations.
Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At September 30, 2014 and December 31, 2013, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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

The following table summarizes, by major security type, our cash equivalents and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2014			December 31, 2013
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$38,911	$—	$38,911	$5,710	$—	$5,710

Available-for-sale marketable securities:
Corporate debt securities	—	79,097	79,097	—	35,147	35,147
Commercial paper	—	8,992	8,992	—	5,999	5,999
Certificate of deposit	—	—	—	—	3,000	3,000
	$38,911	$88,089	$127,000	$5,710	$44,146	$49,856
There were no transfers between Level 1 and Level 2 of the fair value hierarchy in the three and nine months ended September 30, 2014. We have no instruments that are classified within Level 3 as of September 30, 2014 and December 31, 2013.
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
As of September 30, 2014 and December 31, 2013, inventories consisted of $3.3 million and $2.6 million of Hylenex recombinant inventory, respectively, and $3.6 million and $3.5 million of bulk rHuPH20, respectively, for use in the manufacture of Roche's collaboration products. Roche received European marketing approval for Herceptin SC® and MabThera® SC in August 2013 and March 2014, respectively. As such, direct manufacturing costs of bulk rHuPH20 for these collaboration products incurred after the receipt of the European marketing approvals are capitalized as inventory.

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
Product Sales, Net
Hylenex Recombinant
In December 2011, we reintroduced Hylenex recombinant to the market. We sell Hylenex recombinant in the U.S. to wholesale pharmaceutical distributors, who sell the product to hospitals and other end-user customers. Sales to wholesalers provide for selling prices that are fixed on the date of sale, although we offer discounts to certain group purchasing organizations (“GPOs”), hospitals and government programs. The wholesalers take the title to the product, bear the risk of loss of ownership and have economic substance to the inventory. Further, we have no significant obligations for future performance to generate pull-through sales.
Prior to December 31, 2013, Hylenex recombinant had a limited sales history, and we could not reliably estimate expected returns and chargebacks of the product at the time the product was sold to the wholesalers. Accordingly, we deferred the recognition of revenue on sales of Hylenex recombinant to wholesalers, and instead, recognized revenue at the time when evidence existed to confirm that pull-through sales from wholesalers to the hospitals or other end-user customers had occurred or the right of return no longer existed, whichever occurred earlier. At the time product sales revenue was recognized, we recorded allowances for product returns and chargebacks based on our best estimates at the time. Shipments of product that were not recognized as revenue were treated as deferred revenue.
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
Allowances for product returns and chargebacks are based on amounts owed or to be claimed on the related sales. We believe that our estimated product returns for Hylenex recombinant requires a high degree of judgment and is subject to change based on our experience and certain quantitative and qualitative factors. In order to develop a methodology to reliably estimate future returns and provide a basis for recognizing revenue on sales to wholesale distributors, we analyzed many factors, including, without limitation: (1) actual Hylenex recombinant product return history, taking into account product expiration dating at the time of shipment, (2) re-order activities of the wholesalers as well as their customers and (3) levels of inventory at the wholesale channel. We have monitored actual return history on an individual product lot basis since product launch. We considered the dating of product at the time of shipment into the distribution channel and changes in the estimated levels of inventory within the distribution channel to estimate our exposure for returned product. We considered historical chargebacks activity and current contract prices to estimate our exposure for returned product. Based on such data, we believe we have the information needed to reasonably estimate product returns and chargebacks.
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
Bulk rHuPH20
Subsequent to receiving marketing approval from the FDA or comparable regulatory agencies in foreign countries, sales of bulk rHuPH20 for use in collaboration commercial products are recognized as product sales when the materials have met all the specifications required for the customer's acceptance and title and risk of loss have transferred to the customer. Following the receipts of European marketing approvals of Roche's Herceptin SC product in August 2013 and MabThera SC product in March 2014 and Baxter's HYQVIA® product in May 2013, revenue from the sales of bulk rHuPH20 for these collaboration products are recognized as product sales. For the three months ended September 30, 2014 and 2013, we recognized product sales of bulk rHuPH20 for Roche collaboration products in the amounts of $5.8 million and $7.9 million, respectively, and zero for both periods for the Baxter collaboration products. For the nine months ended September 30, 2014 and 2013, we recognized product sales of bulk rHuPH20 for Roche collaboration products of $17.7 million and $7.9 million, respectively, and zero and $1.1 million, respectively, for the Baxter collaboration product.
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
Since we receive royalty reports 60 days after quarter end, royalty revenue from sales of collaboration products by our collaborators will be recognized in the quarter following the quarter in which the corresponding sales occurred.
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
Prior to European marketing approvals of Roche's collaboration products, Herceptin SC in August 2013 and MabThera SC in March 2014, and Baxter's collaboration product, HYQVIA in May 2013, all costs related to the manufacturing of bulk rHuPH20 for these collaboration products were charged to research and development expenses in the periods such costs were incurred. Therefore, cost of product sales of these bulk rHuPH20 for the three and nine months ended September 30, 2014 and 2013 was materially reduced due to the exclusion of the manufacturing costs that were charged to research and development expenses in the periods prior to receiving marketing approvals.
For the three months ended September 30, 2014, cost of product sales of bulk rHuPH20 excluded $0.8 million in manufacturing costs, of which $0.7 million and $0.1 million were charged to research and development expenses in the nine months ended September 30, 2013 and twelve months ended December 31, 2012, respectively. For the three months ended September 30, 2013, cost of product sales of bulk rHuPH20 excluded $6.5 million in manufacturing costs, of which $6.3 million and $0.2 million were charged to research and development expenses in the nine months ended September 30, 2013 and twelve months ended December 31, 2012, respectively.
For the nine months ended September 30, 2014, cost of product sales of bulk rHuPH20 excluded $1.0 million in manufacturing costs, of which $0.9 million and $0.1 million were charged to research and development expenses in the nine months ended September 30, 2013 and twelve months ended December 31, 2012, respectively. For the nine months ended September 30, 2013, cost of product sales of bulk rHuPH20 excluded $7.4 million in manufacturing costs, of which $6.4 million and $1.0 million were charged to research and development expenses in the nine months ended September 30, 2013 and twelve months ended December 31, 2012, respectively. As of December 31, 2013, bulk rHuPH20 inventory for collaboration products excluded $1.0 million in manufacturing costs. All of the zero-cost inventory has been sold as of September 30, 2014.

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
Clinical Trial Expenses
Payments in connection with our clinical trials are often made under contracts with multiple contract research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee, unit price or on a time and materials basis. Payments under these contracts depend on factors such as the successful enrollment or treatment of patients or the completion of other clinical trial milestones.
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
Total share-based compensation expense related to all of our share-based awards was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$2,295	$1,089	$5,735	$3,352
Selling, general and administrative	1,881	1,215	5,330	3,788
Share-based compensation expense	$4,176	$2,304	$11,065	$7,140
Since we have a net operating loss carryforward as of September 30, 2014, no excess tax benefits for the tax deductions related to share-based awards were recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014.
As of September 30, 2014, total unrecognized estimated compensation cost related to non-vested stock options was $17.0 million, which was expected to be recognized over a weighted-average period of approximately 2.7 years. Unvested restricted stock awards ("RSAs") and restricted stock units ("RSUs") as of September 30, 2014 was approximately $13.4 million, which was expected to be recognized over a weighted-average period of approximately 2.2 years.
Net Loss Per Share
Basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Stock options, unvested RSAs and unvested RSUs are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive. Because of our net loss, outstanding stock options, unvested RSAs and unvested RSUs totaling approximately 9.8 million and 8.6 million were excluded from the calculation of diluted net loss per common share for the three and nine months ended September 30, 2014 and 2013, respectively, because their effect is anti-dilutive.
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

3. Marketable Securities
Available-for-sale marketable securities consisted of the following (in thousands):

	September 30, 2014
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$79,143	$11	$(57)	$79,097
Commercial paper	8,992	—	—	8,992
	$88,135	$11	$(57)	$88,089

	December 31, 2013
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$35,130	$20	$(3)	$35,147
Commercial paper	5,999	—	—	5,999
Certificates of deposit	3,000	—	—	3,000
	$44,129	$20	$(3)	$44,146
As of September 30, 2014, $79.0 million of our available-for-sale marketable securities were scheduled to mature within the next 12 months, and $9.1 million were scheduled to mature between twelve and eighteen months from September 30, 2014. There were $43.8 million of marketable securities that matured during the nine months ended September 30, 2014. As of September 30, 2014, we had thirteen available-for-sale marketable securities in a gross unrealized loss position, all of which had been in such position for less than twelve months. Based on our review of these marketable securities, we believe we had no other-than-temporary impairments on these marketable securities as of September 30, 2014 because we do not intend to sell these marketable securities and it is not more likely than not that we will be required to sell these marketable securities before the recovery of their amortized cost basis.
4. Collaborative Agreements
Roche Collaboration
In December 2006, we and Roche entered into a license and collaborative agreement under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 and up to thirteen Roche target compounds (the “Roche Collaboration”). As of September 30, 2014, Roche has elected a total of five exclusive targets and retains the option to develop and commercialize rHuPH20 with three additional targets, provided that Roche continues to pay annual maintenance fees to us. Roche received European marketing approval in August 2013 for its collaboration product, Herceptin SC, for the treatment of patients with HER2-positive breast cancer and launched Herceptin SC in the European Union (“EU”) in September 2013.
In March 2014, Roche received European marketing approval for its collaboration product, MabThera SC, for the treatment of patients with common forms of non-Hodgkin lymphoma (“NHL”). In June 2014, Roche launched MabThera SC in the EU which triggered a $5.0 million sales-based payment to us for the achievement of the first commercial sale pursuant to the terms of the Roche Collaboration. Due to our continuing involvement obligations, revenue from the sales-based payment will be deferred and amortized over the remaining term of the Roche Collaboration.

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
As of September 30, 2014, we have received $77.5 million from Roche, including the $20.0 million upfront license fee payment for the application of rHuPH20 to the initial three Roche exclusive targets, $21.5 million in connection with Roche's election of two additional exclusive targets and annual license maintenance fees for the right to designate the remaining targets as exclusive targets, $13.0 million in clinical development milestone payments, $8.0 million in regulatory milestone payments and $15.0 million in sales-based payments. Due to our continuing involvement obligations (for example, support activities associated with rHuPH20), revenues from the upfront payment, exclusive designation fees, annual license maintenance fees and sales-based payments were deferred and are being recognized over the term of the Roche Collaboration.
For the three months ended September 30, 2014 and 2013, we recognized approximately $0.8 million and $0.6 million, respectively, of Roche deferred revenues as revenues under collaborative agreements. For the nine months ended September 30, 2014 and 2013, we recognized approximately $7.3 million and $3.9 million, respectively, of Roche deferred revenues as revenues under collaborative agreements. In addition, for the three and nine months ended September 30, 2014, we recognized zero and $2.0 million, respectively, of Roche deferred revenue of bulk rHuPH20 as product sales revenue. The total of Roche deferred revenues was approximately $42.8 million and $41.6 million as of September 30, 2014 and December 31, 2013, respectively.
Baxter Collaboration
In September 2007, we entered into a license and collaborative agreement with Baxter, under which Baxter obtained a worldwide, exclusive license to develop and commercialize HYQVIA, a combination of Baxter's current product GAMMAGARD LIQUID™ and rHuPH20 (the “Baxter Collaboration”). In May 2013, the European Commission granted Baxter marketing authorization in all EU Member States for the use of HYQVIA (solution for subcutaneous use), a combination of GAMMAGARD LIQUID and rHuPH20 in dual vial units, as replacement therapy for adult patients with primary and secondary immunodeficiencies. Baxter launched HYQVIA in the first EU country in July 2013 and in additional EU countries in the second half of 2013 and in 2014. The FDA approved HYQVIA for treatment of adult patients with primary immunodeficiency in September 2014. In October 2014, Baxter announced the launch and first shipments of HYQVIA in the U.S.
The Baxter Collaboration is applicable to both kit and formulation combinations. Baxter assumes all development, manufacturing, clinical, regulatory, sales and marketing costs under the Baxter Collaboration, while we are responsible for the supply of bulk rHuPH20. We perform research and development activities and supply bulk rHuPH20 at the request of Baxter, and are reimbursed by Baxter under the terms of the Baxter Collaboration. In addition, Baxter has certain product development and commercialization obligations in major markets identified in the Baxter Collaboration.
Unless terminated earlier in accordance with its terms, the Baxter Collaboration continues in effect until the expiration of Baxter's obligation to pay royalties. Baxter has the obligation to pay royalties, with respect to each product in each country, during the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country.

As of September 30, 2014, we have received $17.0 million under the Baxter Collaboration, including the $10.0 million upfront license fee payment, a $3.0 million regulatory milestone payment and a $4.0 million sales-based payment. Baxter pays us a royalty on HYQVIA consisting of a mid-single digit percent of the net sales of such product. Due to our continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), the upfront and sales-based payments were deferred and are being recognized over the term of the Baxter Collaboration. We recognized revenue from the upfront and sales-based payments in the amount of approximately $0.2 million for both the three months ended September 30, 2014 and 2013, and $0.6 million and $0.4 million for the nine months ended September 30, 2014 and 2013, respectively. Deferred revenue relating to the upfront and sales-based payments under the Baxter Collaboration was approximately $9.9 million and $10.5 million as of September 30, 2014 and December 31, 2013, respectively.
Other Collaborations
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining rHuPH20 enzyme with Pfizer proprietary biologics directed at up to six targets (the “Pfizer Collaboration”). Targets may be selected on an exclusive or non-exclusive basis. As of September 30, 2014, we have received $12.0 million under the Pfizer Collaboration, including $11.0 million in upfront and license fee payments for the licenses to four specified exclusive targets and two additional targets which Pfizer has the right to elect in the future upon payment of additional fees. Unless terminated earlier in accordance with its terms, the Pfizer Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Pfizer Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. Pfizer may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 30 days prior written notice to us. Upon any such termination, the license granted to Pfizer (in total or with respect to the terminated target, as applicable) will terminate, provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid-up.
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
In June 2011, we and Intrexon entered into a collaboration and license agreement, under which Intrexon obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development and commercialization of a subcutaneous injectable formulation of Intrexon's recombinant human alpha 1-antitrypsin (rHuA1AT) (the “Intrexon Collaboration”). The Intrexon Collaboration was terminated effective May 2014.
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

5. Certain Balance Sheet Items
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Accounts receivable from product sales to collaborators	$5,774	$4,495
Accounts receivable from other product sales	2,179	1,505
Accounts receivable from revenues under collaborative agreements	1,194	3,707
Subtotal	9,147	9,707
Allowance for distribution fees and discounts	(872)	(610)
Total accounts receivable, net	$8,275	$9,097
Inventories consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$1,252	$1,137
Work-in-process	3,699	4,280
Finished goods	1,965	753
Total inventories	$6,916	$6,170
Prepaid expenses and other assets consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Prepaid manufacturing expenses	$5,840	$5,884
Prepaid research and development expenses	3,347	3,522
Other prepaid expenses	1,654	1,339
Other assets	381	356
Total prepaid expenses and other assets	11,222	11,101
Less long-term portion	2,277	2,676
Total prepaid expenses and other assets, current	$8,945	$8,425

Property and equipment, net consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Research equipment	$8,506	$7,714
Computer and office equipment	2,080	1,949
Leasehold improvements	1,519	1,408
Subtotal	12,105	11,071
Accumulated depreciation and amortization	(8,856)	(7,649)
Property and equipment, net	$3,249	$3,422
Depreciation and amortization expense totaled approximately $0.5 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $1.3 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively.
Accrued expenses consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Accrued outsourced research and development expenses	$6,840	$3,377
Accrued compensation and payroll taxes	4,555	7,075
Accrued outsourced manufacturing expenses	2,202	3,233
Other accrued expenses	1,849	1,235
Total accrued expenses	15,446	14,920
Less long-term accrued outsourced research and development expenses	423	551
Total accrued expenses, current	$15,023	$14,369
Long-term accrued outsourced research and development is included in other long-term liabilities in the condensed consolidated balance sheets.
Deferred revenue consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Collaborative agreements	$52,725	$51,185
Product sales	—	1,958
Total deferred revenue	52,725	53,143
Less current portion	5,153	7,398
Deferred revenue, net of current portion	$47,572	$45,745

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
In connection with the term loan, the debt offering costs have been recorded as a debt discount in our condensed consolidated balance sheets which, together with the final payment and fixed interest rate payments, are being amortized and recorded as interest expense throughout the life of the term loan using the effective interest rate method.
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
 As of September 30, 2014, we were in compliance with all material covenants under the Loan Agreement and there was no material adverse change in our business, operations or financial condition.
Interest expense, including amortization of the debt discount, related to the long-term debt totaled approximately $1.4 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $4.2 million and $2.5 million, for the nine months ended September 30, 2014 and 2013, respectively. Accrued interest, which is included in other long-term liabilities, was $1.5 million and $18,000 as of September 30, 2014 and December 31, 2013, respectively.

7. Stockholders’ Equity (Deficit)
During the nine months ended September 30, 2014 and 2013, we issued an aggregate of 1,078,748 and 726,538 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $4.87 and $3.26 per share, respectively, for net proceeds of approximately $5.2 million and $2.4 million, respectively. For the nine months ended September 30, 2014 and 2013, we issued 176,743 and 85,782 shares of common stock, respectively, upon vesting of certain RSUs. The RSU holders surrendered 67,704 and 58,061 RSUs, respectively, to pay for minimum withholding taxes totaling approximately $0.9 million and $0.4 million, respectively. In addition, we issued 978,972 and 465,245 shares of common stock in connection with the grants of RSAs during the nine months ended September 30, 2014 and 2013, respectively. Stock options and unvested RSUs totaling approximately 8.4 million and 7.4 million shares of our common stock were outstanding as of September 30, 2014 and December 31, 2013, respectively.
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
9. Subsequent Event
In November 2014, we completed a corporate reorganization to focus our resources on advancing our PEGPH20 oncology proprietary program and Enhanze collaborations. This reorganization resulted in a reduction in the workforce of approximately 13%. We will incur a one-time charge in the fourth quarter of 2014 resulting from this workforce reduction that will be largely offset by reduced compensation expenses during the quarter.

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
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than statements of historical fact are, or may be deemed to be, forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development or regulatory approval of new products, enhancements of existing products or technologies, timing and success of the launch of new products by us or by our collaborators, third party performance under key collaboration agreements, revenue and expense levels and other statements regarding matters that are not historical are forward-looking statements. Such statements reflect management’s current forecast of certain aspects of our future, are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements due to a number of factors including, but not limited to, those set forth below under the section entitled “Risks Factors” and elsewhere in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of the Quarterly Report.
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
Our proprietary enzymes can be used to facilitate the delivery of injected drugs and fluids, thus enhancing the efficacy and the convenience of other drugs or can be used to alter abnormal tissue structures for clinical benefit. We have chosen to exploit our technology and expertise in a balanced way to modulate both risk and spend by: (1) developing our own proprietary products in therapeutic areas with significant unmet medical needs, such as oncology, diabetes and dermatology, and (2) licensing our technology to biopharmaceutical companies to collaboratively develop products which combine our technology with the collaborators' proprietary compounds.
The majority of our approved product and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 temporarily breaks down hyaluronic acid (HA), a naturally occurring substance that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. We believe this temporary degradation creates an opportunistic window for the improved subcutaneous delivery of injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as Enhanze™ technology. rHuPH20 is also the active ingredient in our first commercially approved product, Hylenex® recombinant. Additionally, we are expanding our scientific work in the extracellular matrix by developing other enzymes and agents that target its unique aspects, potentially giving rise to new molecular entities that can be indicated in endocrinology, oncology and dermatology.
Our proprietary development pipeline consists of multiple clinical stage product candidates in oncology, diabetes and dermatology. Our lead oncology program is PEGPH20 (PEGylated recombinant human hyaluronidase), a new molecular entity, under development for the systemic treatment of tumors that accumulate HA. We are currently in Phase 2 clinical testing for PEGPH20 in pancreatic cancer, and we intend to initiate a clinical trial in non-small cell lung cancer by the end of 2014. We have also been investigating Hylenex recombinant for use as pre-treatment in patients with Type 1 diabetes using pumps and recombinant human cathepsin L (HTI-501) for the treatment of cellulite.
Our recent receipt of Fast Track and Orphan Drug designations for PEGPH20, new pre-clinical data further supporting the pan-tumor potential for PEGPH20 and strong investigator interest in both pancreatic and lung cancer trials have confirmed PEGPH20 as our priority product candidate for investment. As a result of corporate strategy reviews, we have made the decision to seek collaborations with third parties or explore other strategic alternatives in order to exploit our diabetes and dermatology programs.
We currently have collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Pfizer Inc. (Pfizer) and Baxter Healthcare Corporation (Baxter), with one product approved in the U.S. and three products approved for marketing in Europe from which we are receiving royalties and several others at various stages of development.
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
Future revenues from the sales and/or royalties of our product candidates which have not been approved or have recently been approved will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure regulatory approvals for and commercialize the product candidates. We have incurred net operating losses each year since inception, with an accumulated deficit of approximately $445.2 million as of September 30, 2014.
Our key accomplishments for the third quarter of 2014 and recent events include:

•
We completed a corporate strategy review, including a portfolio review, which resulted in a decision to focus our resources on advancing PEGPH20 and to expand utilization of our Enhanze platform. The recent Fast Track and Orphan Drug designations for PEGPH20, new pre-clinical data further supporting the pan-tumor potential for PEGPH20 and strong investigator interest in both pancreatic and lung cancer trials have confirmed PEGPH20 as our priority product for investment. With respect to our program investigating Hylenex recombinant for use with insulin pumps, while discussions with the U.S. Food and Drug Administration (FDA) are ongoing, we have learned that the FDA will likely request additional clinical data for a label update translating to potentially higher projected costs and longer time to market than had originally anticipated. In the ongoing weeks, we intend to continue to seek clarity with the FDA on what data will be required, if any. Once we have gained clarity as to the regulatory requirements for a label update, we intend to enter into collaborations with third parties or explore other strategic alternatives in order to exploit this opportunity. There can be no assurance that we will be able to consummate any such arrangements with a third party to exploit this opportunity. In addition, we have determined that with all patients having completed 12 months on the trial at this time, we do not need additional data contribution from the second year of the CONSISTENT 1 trial and we will be stopping the trial. Our decisions have resulted in a reduction in our workforce of approximately 13% in November 2014.

•
In October 2014, Baxter announced the launch and first shipments of HYQVIA [Immune Globulin Infusion 10% (Human) with rHuPH20], Baxter's subcutaneous immunoglobulin treatment for adult patients with primary immunodeficiency in the U.S. HYQVIA was approved by the FDA in September 2014, and is the first subcutaneous immune globulin (IG) treatment approved for primary immunodeficiency patients with a dosing regimen requiring only one infusion up to once per month (every three to four weeks) and one injection site per infusion to deliver a full monthly therapeutic dose of IG. The majority of primary immunodeficiency patients today receive intravenous infusions in a doctor’s office or infusion center, and current subcutaneous IG treatments require weekly or bi-weekly treatment with multiple infusion sites per treatment. The FDA's approval of HYQVIA is a significant milestone for us as it represents the first U.S. approved Biologics License Application (BLA) which utilizes our rHuPH20 platform.

•
In September 2014, the FDA granted Fast Track designation for our program investigating PEGPH20 in combination with gemcitabine and nab-paclitaxel for the treatment of patients with metastatic pancreatic cancer to demonstrate an improvement in overall survival. The Fast Track designation process was developed by the FDA to facilitate the development and expedite the review of drugs to treat serious or life-threatening diseases and address unmet medical needs.

•
In September 2014, the FDA removed the clinical hold on patient enrollment and dosing of PEGPH20 in an ongoing Phase 1b/2 clinical trial conducted by SWOG, a cancer research cooperative group funded by the National Cancer Institute. The trial is designed to evaluate our investigational drug PEGPH20 in combination with modified FOLFIRINOX chemotherapy (mFOLFIRINOX) in patients with metastatic pancreatic adenocarcinoma. The study will resume under a revised protocol, and patient enrollment is anticipated to recommence upon review and approval of the amended protocol by the Independent Review Boards at the participating clinical trial sites.

•
In October 2014, the FDA granted Orphan Drug designation for PEGPH20 for the treatment of pancreatic cancer. The mission of the FDA Office of Orphan Products Development (OOPD) is to advance the evaluation and development of products (drugs, biologics, devices, or medical foods) that demonstrate promise for the diagnosis and/or treatment of rare diseases or conditions.

•
In October 2014, we announced the issuance of U.S. Patent No. 8,846,034 claiming methods for selecting a subject for treatment of a hyaluronan-associated disease with an anti-hyaluronan agent, such as PEGPH20, as well as diagnostic agents for the detection and quantification of hyaluronan in a biological sample in patients.

•
In October 2014, we announced that the FDA approved new contract manufacturing facilities used in the production of Hylenex recombinant. The new facilities are the Cook Pharmica manufacturing facility in Bloomington, Indiana for the production of bulk rHuPH20 and the Patheon® facility in Greenville, North Carolina, for production of finished Hylenex product. The approval of new production sites enables us to substantially increase our manufacturing capacity for Hylenex recombinant.

Product and Product Candidates
We have one marketed proprietary product and multiple proprietary product candidates targeting several indications in various stages of development. The following table summarizes our proprietary product and product candidates as well as products and product candidates under development with our collaborators:

| Product, Collaboration Products and Product Candidates | Therapeutic Area | Use / Indication | Preclinical | Phase 1 | Phase 2 | Phase 3 | Filed | Approved |
|---|---|---|---|---|---|---|---|---|
| **PROPRIETARY PRODUCT AND PRODUCT CANDIDATES** | | | | | | | | |
| HYLENEX® recombinant (hyaluronidase human injection) | Various | Adjuvant for subQ fluid delivery & dispersion & absorption of other injected drugs | | | | | | U.S. Approved |
| PEGPH20 | Oncology | Pancreatic Cancer (202)* | | | | | | |
| PEGPH20 | Oncology | Pancreatic Cancer (SWOG)** | | | | | | |
| Hylenex – Insulin Pumps (CSII market) | Endocrinology | Diabetes | | | | | | |
| Analog Insulin-PH20 (pen market) | Endocrinology | Diabetes | | | | | | |
| HTI-501*** | Dermatology | Aesthetics | | | | | | |
| **COLLABORATION PRODUCTS AND PRODUCT CANDIDATES** | | | | | | | | |
| **Roche** (up to 8 potential targets) | | | | | | | | EU Approved |
| Herceptin® SC**** | Oncology | Breast cancer | | | | | | EU Approved |
| MabThera® SC**** | Oncology | Non-Hodgkin's lymphoma | | | | | | |
| **Pfizer** (up to 6 potential targets) | Primary & Specialty Care | 4 specified including PCSK-9<br>2 pending | | | | | | |
| **Baxter** | | | | | | | | |
| HYQVIA (Gammagard with rHuPH20) | Immunology | Primary immunodeficiency | | | | | | U.S. & EU Approved |

* Investigated for use with gemcitabine and nab-paclitaxel (ABRAXANE).
** Investigated for use with FOLFIRINOX.
*** Clinical study conducted in Mexico, U.S. IND has not been filed.
**** Filed in other selected countries around the world. Not filed in U.S. and Japan.

Proprietary Pipeline
Hylenex Recombinant (hyaluronidase human injection)
Hylenex recombinant is a formulation of rHuPH20 that has received FDA approval to facilitate subcutaneous fluid administration for achieving hydration, to increase the dispersion and absorption of other injected drugs and, in subcutaneous urography, to improve resorption of radiopaque agents. We reintroduced Hylenex recombinant to the market in December 2011 after resolution of Baxter’s voluntary recall and the return by Baxter of marketing rights to us. Hylenex recombinant is currently the number one prescribed branded hyaluronidase.
PEGPH20
We are developing PEGPH20 as a candidate for the systemic treatment of tumors that accumulate HA. 'PEG' refers to the attachment of polyethylene glycol to rHuPH20, thereby creating PEGPH20. One of the novel properties of PEGPH20 is that it lasts for an extended duration in the bloodstream and, therefore, can be used to maintain therapeutic effect to treat systemic disease.

Cancer malignancies, including pancreatic, lung, breast, colon and prostate cancers, often accumulate high levels of HA and therefore we believe that PEGPH20 has the potential to help patients with these types of cancer. Among solid tumors, pancreatic ductal adenocarcinoma is associated with the highest frequency of HA overexpression.
Over 100,000 patients in the U.S. and EU are diagnosed with pancreatic cancer annually and are frequently diagnosed in late stage of the disease. The pathologic accumulation of HA, along with other matrix components, creates a unique microenvironment for the growth of tumor cells compared to normal cells. We believe that depleting the HA component of the tumor microenvironment with PEGPH20 remodels the tumor microenvironment, resulting in tumor growth inhibition. Removal of HA from the tumor microenvironment results in opening up of previously constricted blood vessels to allow increased blood flow, increasing the access of activated immune cells and factors in the blood into the tumor micro environment. If PEGPH20 is administered in conjunction with other anti-cancer therapies, the increase in blood flow may allow anti-cancer therapies to have greater access to the tumor, which may enhance the treatment effect of therapeutic modalities like chemotherapies, monoclonal antibodies and other agents.
In June 2013, we presented the results from a Phase 1b clinical study of PEGPH20 in combination with gemcitabine for the treatment of patients with stage IV metastatic pancreatic cancer (Phase 1b PEGPH20 Clinical Study) at the 2013 American Society of Clinical Oncology (ASCO) Annual meeting. This study enrolled 28 patients with previously untreated stage IV pancreatic ductal adenocarcinoma. Patients were treated with one of three doses of PEGPH20 (1.0, 1.6 and 3.0 µg/kg twice weekly for four weeks, then weekly thereafter) in combination with gemcitabine 1000 mg/m2 administered intravenously. In this study, the overall response rate (complete response + partial response in at least one assessment) was 42 percent (10 of 24 patients, 95 percent CI 22 - 62 percent, of which 29 percent (7/10) were confirmed on at least a second scan) for those treated at therapeutic dose levels of PEGPH20 (1.6 and 3.0 µg/kg) as assessed by an independent radiology review.
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
In the second quarter of 2013, we initiated Study 202, a Phase 2 multicenter, randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV metastatic pancreatic cancer. The study was designed to enroll 124 patients who would receive gemcitabine and nab-paclitaxel (ABRAXANE™) either with or without PEGPH20. The primary endpoint is to measure the improvement in progression-free survival in patients receiving PEGPH20 and those who are not. In April 2014, the trial was put on clinical hold by Halozyme and the FDA to assess a possible difference in the thromboembolic event rate between the group of patients treated with PEGPH20, nab-paclitaxel and gemcitabine versus the group of patients treated with nab-paclitaxel and gemcitabine without PEGPH20. We subsequently amended the Study 202 protocol, and on June 4, 2014, the FDA informed us that we could continue Study 202 under the revised protocol, which excludes patients that are at a greater risk for thromboembolic events, provides for prophylaxis of all patients with low molecular weight heparin, and added evaluation of the thromboembolic event rate as a co-primary end point. In July 2014, we resumed enrollment and dosing of patients in Study 202 with the goal of enrolling a similar number of additional patients to the over 100 patients already accrued in the clinical trial, to allow a thorough statistical analysis of the results. We and the data monitoring committee for Study 202 continue to closely monitor the occurrence of thromboembolic events in enrolled patients after the protocol amendments. The continuation of Study 202 may be halted again if the protocol changes do not result in a reduction of thromboembolic events in accordance with event rate rules established in the protocol, or for other safety reasons.
In September 2014, the FDA granted Fast Track designation for our program investigating PEGPH20 in combination with gemcitabine and nab-paclitaxel for the treatment of patients with metastatic pancreatic cancer to demonstrate an improvement in overall survival. The Fast Track designation process was developed by the FDA to facilitate the development, and expedite the review of drugs to treat serious or life-threatening diseases and address unmet medical needs.

In October 2014, the FDA granted Orphan Drug designation for PEGPH20 for the treatment of pancreatic cancer. The FDA OOPD's mission is to advance the evaluation and development of products (drugs, biologics, devices, or medical foods) that demonstrate promise for the diagnosis and/or treatment of rare diseases or conditions.
In October 2013, SWOG, a cancer research cooperative group of more than 4,000 researchers in over 500 institutions around the world, initiated a 144 patient Phase 1b/2 randomized clinical trial of PEGPH20 in combination with modified FOLFIRINOX chemotherapy (mFOLFIRINOX) compared to mFOLFIRINOX treatment alone in patients with metastatic pancreatic adenocarcinoma (funded by the National Cancer Institute) currently remains on hold pending discussions with the FDA on revision of the protocol to address the risk of thromboembolic events. In September 2014, the FDA removed the clinical hold on patient enrollment and dosing of PEGPH20 in this SWOG cooperative study. The study has resumed under a revised protocol, and patient enrollment is anticipated to recommence upon review and approval of the amended protocol by the Independent Review Boards at the participating clinical trial sites. As with Study 202, the occurrence of thromboembolic events will be closely monitored in enrolled patients after the protocol amendments, and the continuation of this study may be halted again in accordance with event rate rules established in the protocol, or for other safety reasons.
In October 2014, we announced the issuance of U.S. Patent No. 8,846,034 claiming methods for selecting a subject for treatment of a hyaluronan-associated disease with an anti-hyaluronan agent, such as PEGPH20, as well as diagnostic agents for the detection and quantification of hyaluronan in a biological sample in patients.
We plan to initiate a Phase 1b/2 trial to evaluate PEGPH20 in second line in combination with docetaxel (Taxotere®) in Non-Small Cell Lung Cancer (NSCLC) patients in December 2014. In the planned study, we expect to evaluate and identify the dose, dosing regimen and safety of PEGPH20 plus docetaxel in previously treated patients with NSCLC. Upon identification of the dose and dosing regimen, we plan to expand the trial to evaluate safety and efficacy.
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
The primary goal of our ultrafast insulin program is to enable a best-in-class prandial insulin product, with demonstrated clinical benefits for diabetes mellitus patients, in comparison to the current standard of care analog insulin products. Towards that goal, we are investigating pairing rHuPH20 with prandial insulin to facilitate faster insulin dispersion in, and absorption from, the subcutaneous space into the vascular compartment, intended to lead to a faster insulin response and a shorter duration of action similar to the response found in people without diabetes. A number of clinical trials investigating the various attributes of our product candidates have been completed.
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
For the CSII market, we have published interim data from a clinical study evaluating the use of Hylenex recombinant with analog insulin pump therapy in patients with Type 1 diabetes that showed pre-administration of Hylenex recombinant provided what appeared to be “faster-on” and “faster-off” effects than current rapid insulin analogs. Copies of these publications can be found at http://www.halozyme.com/Technology/Journals-Abstracts-And-Posters/default.aspx. Data from the double-blind cross-over study showed that pre-treatment of the infusion site with Hylenex recombinant, at the time of infusion set change, accelerated the absorption and shortened the action of mealtime insulin, provided a more consistent insulin action profile and improved post-prandial glucose control.
In the first quarter of 2013, we initiated CONSISTENT 1, a clinical trial evaluating the safety and efficacy of Hylenex recombinant and a new formulation of Hylenex recombinant when used as pretreatment of the insulin infusion site in patients with

Type 1 diabetes. With enrollment completed in the third quarter of 2013, the trial has enrolled 455 patients with Type 1 diabetes who were randomized 3:1 to either rapid acting analog insulin (RAI) delivered by CSII with Hylenex recombinant pretreatment of the infusion site or standard CSII using RAI alone. Subjects randomized to the Hylenex recombinant group administer 150 units of Hylenex recombinant once every three days through each new infusion cannula, immediately prior to initiation of insulin delivery. In the first quarter of 2014, we announced top-line results from the trial, namely that the trial's primary endpoint of non-inferiority for A1C at six months between pre-treatment with Hylenex recombinant in comparison to no pre-treatment was achieved. The data from the trial also indicated that there was a potential reduction in the rate of hypoglycemic events associated with pre-treatment with Hylenex recombinant in comparison to no pre-treatment. Glycemic excursions after meals and glucose variability were not different between the Hylenex recombinant treatment groups versus the control group. The most common treatment related adverse event in the Hylenex recombinant groups was mild infusion site discomfort. With this exception, adverse events were similar across the treatment and control groups.
In parallel with our clinical activities, we have been in dialog with the FDA regarding the requirements for updating the Hylenex recombinant label in a manner that would support future promotion in this indication. While discussions with the FDA are ongoing, we have learned that the FDA will likely request additional clinical data for a label update translating to potentially higher projected costs and longer time to market than had originally anticipated. In the ongoing weeks, we intend to continue to seek clarity with the FDA on what data will be required, if any. In addition, we have determined that with all patients having completed 12 months on the trial at this time, we do not need additional data contribution from the second year of the CONSISTENT 1 trial, and we will be stopping the trial and summarizing the data for all patients treated for 12 months. After evaluating our options, we have decided that except for any costs in connection with closing out the CONSISTENT 1 trial, we do not intend to incur substantial additional expenses for the program. Once we have gained clarity as to the regulatory requirements for a label update, we intend to enter into collaborations with third parties or explore other strategic alternatives in order to exploit this opportunity.
The second opportunity (what we refer to as the Multiple Daily Injection (MDI) market) is to combine rHuPH20 with an FDA approved RAI, e.g., insulin lispro (Humalog®) (Lispro-PH20), insulin aspart (Novolog®) (Aspart-PH20) and insulin glulisine (Apidra®) (Glulisine-PH20), (each such combination, analog-PH20), to accelerate their action. Based on the need for broad commercial reach to successfully introduce a new prandial insulin to the injection market, we believe that to maximize value, partnering with a large biotechnology or pharmaceutical company with global access to both the primary care and endocrinology markets will be required.
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
One potential application of HTI-501 is for the treatment of edematous fibrosclerotic panniculopathy, also known as cellulite. The condition affects the great majority of post-adolescent women and is prevalent in all races. We believe that the collagen fibers (“fibrous septa”) anchor the epidermis against the swelling of subcutaneous fat, which creates the dimpled appearance associated with the condition. We believe that HTI-501 deposited under the skin may release the tension in the collagenous fibrous septa and thereby smoothing the dimpled appearance of the skin. HTI-501 may also be potentially utilized as a treatment for other conditions involving collagen, such as frozen shoulder, Dupuytren’s contracture, Peyronie’s disease, keloids and hypertrophic scarring.
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
We currently do not have an investigational new drug application (IND) in the U.S., which would be required for us to conduct clinical trials in the U.S. for HTI-501. In order for us to file an IND, we will need to conduct significant development work including preclinical studies and manufacturing development. We are seeking collaborations with third parties and exploring other strategic alternatives for further development and commercialization of this product candidate. There can be no assurance that we will be able to consummate an arrangement with a third party to exploit this opportunity.
Collaborations
Roche Collaboration
In December 2006, we and Roche entered into an agreement under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with up to thirteen Roche target compounds (the Roche Collaboration). Roche initially had the exclusive right to apply rHuPH20 to only three pre-defined Roche biologic targets with the option to exclusively develop and commercialize rHuPH20 with ten additional targets. As of September 30, 2014, Roche has elected a total of five exclusive targets and retains the option to develop and commercialize rHuPH20 with three additional targets through the payment of annual license maintenance fees.
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

In June 2014, Roche launched MabThera SC in Europe for the treatment of patients with common forms of non-Hodgkin lymphoma (NHL). This formulation utilizes our patented Enhanze technology and is administered in approximately five minutes compared to the approximately 2.5 hour infusion time for intravenous MabThera. The European Commission approved MabThera SC in March 2014. The European Commission's approval was based primarily on data from Roche's Phase 3 pivotal clinical studies, which was recently published in The Lancet Oncology. NHL is a type of cancer that affects lymphocytes (white blood cells). NHL represents approximately 85% of all lymphomas diagnosed and was responsible for approximately 200,000 annual deaths worldwide in 2012. Lymphomas are a cancer of the lymphatic system (composed of lymph vessels, lymph nodes and organs) which helps to keep the bodily fluid levels balanced and to defend the body against invasion by disease. Lymphoma develops when white blood cells (usually B-lymphocytes) in the lymph fluid become cancerous and begin to multiply and collect in the lymph nodes or lymphatic tissues such as the spleen. Some of these cells are released into the bloodstream and spread around the body, interfering with the body's production of healthy blood cells. In December 2012, at the annual meeting of the American Society of Hematology, Roche presented positive data from the first stage of its two-stage Phase 3 clinical study investigating pharmacokinetics, efficacy and safety of MabThera SC. The primary endpoint in the first stage of the study was met, showing that the MabThera SC injection resulted in non-inferior MabThera concentrations in the blood compared to IV-infused MabThera (MabThera IV).
Additional information about the Phase 3 Herceptin SC and Phase 3 MabThera SC clinical trials can be found at www.clinicaltrials.gov and www.roche-trials.com. Information available on these websites is not incorporated into this report.
Baxter Collaboration
In September 2007, we and Baxter entered into an agreement under which Baxter obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with GAMMAGARD LIQUID (HYQVIA) (the Baxter Collaboration). GAMMAGARD LIQUID is a current Baxter product that is indicated for the treatment of primary immunodeficiency disorders associated with defects in the immune system.
In October 2014, Baxter announced the launch and first shipments of Baxter’s HYQVIA product for treatment of adult patients with primary immunodeficiency in the U.S. HYQVIA was approved by the FDA in September 2014 and is the first subcutaneous IG treatment approved for primary immunodeficiency patients with a dosing regimen requiring only one infusion up to once per month (every three to four weeks) and one injection site per infusion to deliver a full therapeutic dose of IG. The majority of primary immunodeficiency patients today receive intravenous infusions in a doctor’s office or infusion center, and current subcutaneous IG treatments require weekly or bi-weekly treatment with multiple infusion sites per treatment. The FDA's approval of HYQVIA is a significant milestone for us as it represents the first U.S. approved BLA which utilizes our rHuPH20 platform.
In May 2013, the European Commission granted Baxter marketing authorization in all EU Member States for the use of HYQVIA (solution for subcutaneous use) as replacement therapy for adult patients with primary and secondary immunodeficiencies. Baxter launched HYQVIA in the first EU country in July 2013 and in additional EU countries in the second half of 2013 and in 2014.
Pfizer Collaboration
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining rHuPH20 enzyme with Pfizer proprietary biologics directed to up to six targets in primary care and specialty care indications. Targets may be selected on an exclusive or non-exclusive basis. In September 2013, Pfizer elected the fourth therapeutic target on an exclusive basis. In December 2013, Pfizer announced that one of the targets is proprotein convertase subtilisin/kexin type 9, also known as PCSK9. The PCSK9 gene provides instructions for making a protein that helps regulate the amount of cholesterol in the bloodstream. Pfizer is also developing Rivipansel directed to another target under the collaboration to treat vaso-occlusive crisis in individuals with sickle cell disease.
For a further discussion of the material terms of our collaboration agreements, refer to Note 4, Collaborative Agreements, to our condensed consolidated financial statements.

Results of Operations
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Product Sales, Net – Product sales, net were $9.6 million for the three months ended September 30, 2014 compared to $10.0 million for the three months ended September 30, 2013. The decrease of $0.4 million was due to a $2.2 million decrease in product sales of bulk rHuPH20 for Roche's collaboration products. The decrease was offset in part by a $1.7 million, or 93%, increase in Hylenex recombinant product sales to $3.6 million for the three months ended September 30, 2014 from $1.9 million for the same period in 2013. Subsequent to the receipt of the European marketing approval of Roche's Herceptin SC product in August 2013 and MabThera SC product in March 2014, revenue from bulk rHuPH20 supply for these collaboration products was recorded as product sales revenue, instead of revenues under our collaborative agreements.
Royalties – Royalty revenue was $2.9 million for the three months ended September 30, 2014 compared to zero for the three months ended September 30, 2013. This amount relates primarily to sales of Herceptin SC by Roche. Roche launched Herceptin SC in September 2013 and MabThera SC in June 2014 in Europe. Baxter launched HYQVIA in July 2013 in Europe. We recognize royalties on sales of the collaboration products by the collaborators in the quarter following the quarter in which the corresponding sales occurred. We expect royalty revenue to increase in future periods reflecting expected increase in the sales of products under collaborations.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended
	September 30,
	2014	2013	Change
Upfront payments, license maintenance fees and amortization of deferred upfront, license fees and product-based payments:
Roche	$801	$575	$226
Baxter	192	174	18
Pfizer	—	1,500	(1,500)
	993	2,249	(1,256)

Reimbursements for research and development services and supply of bulk rHuPH20:
Roche(1)	472	3,209	(2,737)
Baxter(1)	603	329	274
Pfizer	26	136	(110)
Other	—	65	(65)
	1,101	3,739	(2,638)
Total revenues under collaborative agreements	$2,094	$5,988	$(3,894)

(1)
Subsequent to the European approvals of Roche's Herceptin SC product in August 2013 and MabThera SC product in March 2014 and Baxter's HYQVIA product in May 2013, revenue from supply of bulk rHuPH20 for those products to the collaborators was recorded as product sales.

Revenue from reimbursements for research and development services and bulk rHuPH20 supply decreased in the three months ended September 30, 2014, compared to the same period in 2013 mainly due to revenue from supply of bulk rHuPH20 for Herceptin SC and MabThera SC being recognized as product sales revenue in the current period, as opposed to revenue from reimbursements for research and development services in the same period in 2013. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount of future revenues related to reimbursable research and development services and supply of bulk rHuPH20 is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Cost of Product Sales – Cost of product sales were $5.1 million for the three months ended September 30, 2014 compared to $0.7 million for the three months ended September 30, 2013. The increase of $4.5 million in cost of product sales was due to the increased cost of product sales related to bulk rHuPH20 product sales for Roche collaboration products.
Prior to European marketing approvals of Roche's collaboration products, Herceptin SC in August 2013 and MabThera SC in March 2014, and Baxter's collaboration HYQVIA product in May 2013, all costs related to the manufacturing of bulk rHuPH20 for these collaboration products were charged to research and development expenses in the periods such costs were incurred. Therefore, cost of product sales of bulk rHuPH20 for these collaboration products for the three months ended September 30, 2014 and 2013 was materially reduced due to the exclusion of the manufacturing costs that were charged to research and development expenses in the periods prior to receiving marketing approvals.
For the three months ended September 30, 2014, cost of product sales of bulk rHuPH20 excluded $0.8 million in manufacturing costs, of which $0.7 million and $0.1 million were charged to research and development expenses in the nine months ended September 30, 2013 and twelve months ended December 31, 2012, respectively. For the three months ended September 30, 2013, cost of product sales of bulk rHuPH20 excluded $6.5 million in manufacturing costs, of which $6.3 million and $0.2 million were charged to research and development expenses in the nine months ended September 30, 2013 and twelve months ended December 31, 2012, respectively.
The estimated selling price of the zero-cost inventory of bulk rHuPH20 for collaboration products on hand as of September 30, 2013 was approximately $4.0 million. We sold all this inventory as of September 30, 2014. After this zero-cost inventory had been consumed, the cost of product sales is expected to be approximately 83% of bulk rHuPH20 product sales revenue.

Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Three Months Ended
	September 30,
Programs	2014	2013	Change
Product Candidates:
PEGPH20	$9,996	$4,617	$5,379
Ultrafast insulin program	4,890	7,122	(2,232)
Hylenex recombinant	1,342	2,570	(1,228)
HTI-501	154	904	(750)
Enhanze collaborations(1)	1,605	8,076	(6,471)
rHuPH20 platform(2)	1,060	1,640	(580)
Other	857	760	97
Total research and development expenses	$19,904	$25,689	$(5,785)

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
Research and development expenses relating to our PEGPH20 program for the three months ended September 30, 2014 increased by 117%, compared to the same period in 2013 primarily due to the increased clinical trial activities relating to Study 202. Research and development expenses relating to our ultrafast insulin program for the three months ended September 30, 2014 decreased by 31% primarily due to decreased clinical trial activities. Research and development expenses relating to Hylenex recombinant program for the three months ended September 30, 2014 decreased by 48%, compared to the same period in 2013 mainly due to the completion of the technology transfer and validation campaign with a second manufacturer for Hylenex recombinant at the end of 2013. Research and development expenses relating to our Enhanze collaborations for the three months ended September 30, 2014 decreased by 80%, compared to the same period in 2013 primarily due to a $3.2 million decrease resulting from capitalizing manufacturing costs for approved collaboration products as inventory in the current period and a $2.5 million decrease in other outsourced manufacturing activities to support Roche and Baxter. Subsequent to the European approvals of Roche's Herceptin SC product in August 2013 and MabThera SC product in March 2014 and Baxter's HYQVIA product in May 2013, the manufacturing costs of bulk rHuPH20 for these collaboration products were capitalized as inventory. We expect research and development expenses to increase in future periods reflecting expected increases in our PEGPH20 development activities.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses were $8.6 million for the three months ended September 30, 2014 compared to $8.1 million for the three months ended September 30, 2013. The increase of $0.5 million, or 6%, was primarily due to an increase in patent expenses in the current period. We expect SG&A expenses to increase modestly in future periods.
Interest Expense – Interest expense was $1.4 million for the three months ended September 30, 2014 compared to $0.9 million for the three months ended September 30, 2013. The increase of $0.5 million was due to the $20.0 million increase in the principal balance in December 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Product Sales, Net – Product sales, net was $27.7 million for the nine months ended September 30, 2014 compared to $14.6 million for the nine months ended September 30, 2013. The increase of $13.0 million was primarily due to a $9.7 million increase in product sales of bulk rHuPH20 for Roche collaboration products. The increase was also due to a $4.0 million, or 80%, increase in Hylenex recombinant product sales to $9.0 million for the nine months ended September 30, 2014 from $5.0 million for the same period in 2013. Subsequent to the receipt of the European marketing approval of Roche's Herceptin SC product in August 2013 and MabThera SC product in March 2014 and Baxter's HYQVIA product in May 2013, revenue from bulk rHuPH20 supply for these collaboration products was recorded as product sales revenue, instead of revenues under collaborative agreements.
Royalties – Royalty revenue was $5.4 million for the nine months ended September 30, 2014 compared to zero for the nine months ended September 30, 2013. This amount relates primarily to sales of Herceptin SC made by Roche. Roche launched Herceptin SC in September 2013 and Baxter launched HYQVIA in July 2013. We recognized royalties on sales of the collaboration products by the collaborators in the quarter following the quarter in which the corresponding sales occurred.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Nine Months Ended
	September 30,
	2014	2013	Change
Upfront payments, license maintenance fees and amortization of deferred upfront, license fees and product-based payments:
Roche	$2,222	$1,606	$616
Pfizer	1,000	1,500	(500)
Baxter	574	415	159
ViroPharma	—	1,000	(1,000)
Intrexon	—	1,000	(1,000)
	3,796	5,521	(1,725)

Reimbursements for research and development services and supply of bulk rHuPH20:
Roche(1)	6,819	18,581	(11,762)
Baxter(1)	1,124	3,239	(2,115)
Pfizer	121	145	(24)
Other	36	181	(145)
	8,100	22,146	(14,046)
Total revenues under collaborative agreements	$11,896	$27,667	$(15,771)

(1)
Subsequent to the European approvals of Roche's Herceptin SC product in August 2013 and MabThera SC product in March 2014 and Baxter's HYQVIA product in May 2013, revenue from supply of bulk rHuPH20 for those products to the collaborators was recorded as product sales.

Revenue from reimbursements for research and development services and bulk rHuPH20 supply decreased in the nine months ended September 30, 2014, compared to the same period in 2013 mainly due to revenue from supply of bulk rHuPH20 for Roche collaboration products being recognized as product sales revenue in the current period, as opposed to revenue from reimbursements for research and development services in the same period in 2013. The decrease was also due to a decrease in reimbursements for manufacturing services to support the launches by Roche and Baxter. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount of future revenues related to reimbursable research and development services and supply of bulk rHuPH20 is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Cost of Product Sales – Cost of product sales were $16.6 million for the nine months ended September 30, 2014 compared to $2.7 million for the nine months ended September 30, 2013. The increase of $13.9 million was primarily due to the increased cost of product sales related to bulk rHuPH20 product sales for Roche collaboration products.
Prior to European marketing approvals of Roche's collaboration products, Herceptin SC in August 2013 and MabThera SC in March 2014, and Baxter's collaboration HYQVIA product in May 2013, all costs related to the manufacturing of bulk rHuPH20 for these collaboration products were charged to research and development expenses in the periods such costs were incurred. Therefore, cost of product sales of bulk rHuPH20 for these collaboration products for the nine months ended September 30, 2014 and 2013 was materially reduced due to the exclusion of the manufacturing costs that were charged to research and development expenses in the periods prior to receiving marketing approvals.
For the nine months ended September 30, 2014, cost of product sales of bulk rHuPH20 excluded $1.0 million in manufacturing costs, of which $0.9 million and $0.1 million were charged to research and development expenses in the nine months ended September 30, 2013 and twelve months ended December 31, 2012, respectively. For the nine months ended September 30, 2013, cost of product sales of bulk rHuPH20 excluded $7.4 million in manufacturing costs, of which $6.4 million and $1.0 million were charged to research and development expenses in the nine months ended September 30, 2013 and twelve months ended December 31, 2012, respectively.
The estimated selling price of the zero-cost inventory of bulk rHuPH20 for collaboration products on hand as of September 30, 2013, was approximately $4.0 million. We sold all of this inventory as of September 30, 2014. After this zero-cost inventory had been consumed, the cost of product sales is expected to be approximately 83% of bulk rHuPH20 product sales revenue.

Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Nine Months Ended September 30,
Programs	2014	2013	Change
Product Candidates:
PEGPH20	$23,968	$13,301	$10,667
Ultrafast insulin program	17,372	17,918	(546)
Hylenex recombinant	4,563	8,549	(3,986)
HTI-501	1,302	2,172	(870)
Enhanze collaborations(1)	6,013	27,843	(21,830)
rHuPH20 platform(2)	4,681	4,205	476
Other	2,069	1,726	343
Total research and development expenses	$59,968	$75,714	$(15,746)

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
Research and development expenses relating to our PEGPH20 program for the nine months ended September 30, 2014 increased by 80%, compared to the same period in 2013 primarily due to the increased clinical trial activities mostly relating to Study 202. Research and development expenses relating to Hylenex recombinant program for the nine months ended September 30, 2014 decreased by 47%, compared to the same period in 2013 mainly due to the completion of the technology transfer and validation campaign with a second manufacturer for Hylenex recombinant at the end of 2013. Research and development expenses relating to our Enhanze collaborations for the nine months ended September 30, 2014 decreased by 78%, compared to the same period in 2013 primarily due to an $11.1 million decrease resulting from capitalizing manufacturing costs for approved collaboration products in the current period and a $6.7 million decrease in other outsourced manufacturing activities to support Roche. Subsequent to the European approvals of Roche's Herceptin SC product in August 2013 and MabThera SC product in March 2014 and Baxter's HYQVIA product in May 2013, the manufacturing costs of bulk rHuPH20 for these collaboration products were capitalized as inventory.
Selling, General and Administrative – SG&A expenses were $27.6 million for the nine months ended September 30, 2014 compared to $23.0 million for the nine months ended September 30, 2013. The increase of $4.6 million, or 20%, was primarily due to a $3.4 million increase in compensation costs, including a $1.5 million increase in stock-based compensation due to a 6% increase in average headcount during the nine months ended September 30, 2014, compared to the same period in 2013. The increase was also due to a $1.0 million increase in patent expenses in the current period, compared to the same period in 2013.
Interest Expense – Interest expense was $4.2 million for the nine months ended September 30, 2014 compared to $2.5 million for the nine months ended September 30, 2013. The increase of $1.7 million was due to the $20.0 million increase in the principal balance in December 2013.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of September 30, 2014, we had cash, cash equivalents and marketable securities of approximately $134.5 million and bank debt of approximately $50 million. In February 2014, we sold approximately 8.8 million shares of common stock in an underwritten public offering at a public offering price of $13.00 per share, generating approximately $107.7 million in net proceeds. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements will depend on the success of our clinical development programs, regulatory and market acceptance of our products and those of our collaborators, and the resources we devote to research and other commercialization activities.
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
Cash Flows
Operating Activities
Net cash used in operations was $46.6 million during the nine months ended September 30, 2014 compared to $34.1 million during the nine months ended September 30, 2013. The $12.5 million increase in utilization of cash in operations was mainly due to the timing of the collection of accounts receivable and the payment of accounts payables.
Investing Activities
Net cash used in investing activities was $46.4 million during the nine months ended September 30, 2014 compared to $49.9 million during the nine months ended September 30, 2013. This decrease was primarily due to the receipt of $43.8 million in proceeds from maturities of marketable securities; offset in part by a $40.2 million increase in purchases of marketable securities during the nine months ended September 30, 2014.

Financing Activities
Net cash provided by financing activities was $112.0 million during the nine months ended September 30, 2014 compared to $2.0 million during the nine months ended September 30, 2013. This increase was due to $107.7 million in net proceeds from the sale of our common stock in February 2014 and a $2.9 million increase in net proceeds from stock option exercises in the current period, compared to the same period in 2013.
Long-Term Debt
In December 2013, we entered into an Amended and Restated Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford) and Silicon Valley Bank (SVB) (collectively, the Lenders), amending and restating in its entirety our original loan agreement with the Lenders, dated December 2012. The Loan Agreement provided for an additional $20 million principal amount of new term loan, bringing the total term loan balance to $50 million. The proceeds are to be used for working capital and general business requirements. The amended term loan facility matures on January 1, 2018. The outstanding term loan was $49.8 million as of September 30, 2014, net of unamortized debt discount of $0.2 million.
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
Off-Balance Sheet Arrangements
As of September 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

 Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.
The listing below is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Please see our audited consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K), which contain accounting policies and other disclosures required by U.S. GAAP. There were no material changes from those included in our 2013 Form 10-K.
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
At December 31, 2013, we had developed sufficient historical experience and data to reasonably estimate future returns and chargebacks of Hylenex recombinant. As a result, effective December 31, 2013, we began recognizing Hylenex recombinant product sales and related cost of product sales at the time title transfers to the wholesalers and providing for an estimate of future product returns and chargebacks at that time.
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
Research and Development Expenses
Research and development expenses include salaries and benefits, facilities and other overhead expenses, external clinical trial expenses, research related manufacturing services, contract services and other outside expenses. Research and development expenses are charged to operations as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. After receiving marketing approval from the FDA or comparable regulatory agencies in foreign countries for a product, costs related to purchases or manufacturing of bulk rHuPH20 for such product are capitalized as inventory. The manufacturing costs of bulk rHuPH20 for the collaboration products, Herceptin SC, MabThera SC and HYQVIA, which were incurred after the receipt of the European marketing approvals are capitalized as inventory. Refer to Note 2 for a further discussion of research and development expenses.
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
Relative to expenses incurred in our operations, we have generated only minimal revenues from product sales, royalties, licensing fees, milestone payments, bulk rHuPH20 supply payments and research reimbursements to date and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, royalties, licensing fees, research reimbursements, bulk rHuPH20 supply payments and/or milestone payments, we expect to incur significant operating losses over the next few years. We have never been profitable, and we may never become profitable. Through September 30, 2014, we have incurred aggregate net losses of approximately $445.2 million.
If our product candidates do not receive and maintain regulatory approvals, or if approvals are not obtained in a timely manner, such failure or delay would substantially impair our ability to generate revenues.
Approval from the FDA or equivalent health authorities is necessary to manufacture and market pharmaceutical products in the U.S. and the other countries in which we anticipate doing business have similar requirements. The process for obtaining FDA and other regulatory approvals is extensive, time-consuming, risky and costly, and there is no guarantee that the FDA or other regulatory bodies will approve any applications that may be filed with respect to any of our product candidates, or that the timing of any such approval will be appropriate for the desired product launch schedule for a product candidate. We and our collaborators attempt to provide guidance as to the timing for the filing and acceptance of such regulatory approvals, but such filings and approvals may not occur when we or our collaborators expect, or at all. The FDA or other foreign regulatory agency may refuse or delay approval of our product candidates for failure to collect sufficient clinical or animal safety data and require us or our collaborators to conduct additional clinical or animal safety studies which may cause lengthy delays and increased costs to our programs. For example, we have been in dialog with the FDA regarding the regulatory pathway and data requirements for updating the label for Hylenex recombinant for use in CSII but do not have clarity to date. However, we have learned that additional clinical data will likely be required for a label update. The lack of clarity has hampered our ability to develop and commercialize this opportunity. In addition, the approval of Baxter's HYQVIA BLA was delayed until we and Baxter provided additional preclinical data sufficient to address non-neutralizing antibodies to rHuPH20 that were detected in the registration trial. Although these antibodies have not been associated with any adverse clinical effects, and the HYQVIA BLA was approved by the FDA in September 2014, we cannot assure you that they will not arise and have an adverse impact on future development of products which include rHuPH20, future sales of Hylenex recombinant, our ability to enter into collaborations, or be raised by the FDA or other health authorities in connection with testing or approval of products including rHuPH20.
Only three of our collaboration product candidates and one of our proprietary products have been approved for commercialization. We have no proprietary product candidates currently in the regulatory approval process. We and our collaborators may not be successful in obtaining such approvals for any potential products in a timely manner, or at all. Refer to the risk factor titled “Our proprietary and collaboration product candidates may not receive regulatory approvals or their development may be delayed for a variety of reasons, including unsuccessful clinical trials, regulatory requirements or safety concerns” for additional information relating to the approval of product candidates.
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

Side effects or adverse events associated with the use of our product candidates or those of our collaborators may be observed at any time, including in clinical trials or when a product is commercialized, and any such side effects or adverse events may negatively affect our or our collaborators' ability to obtain regulatory approval or market our product candidates. Side effects such as toxicity or other safety issues associated with the use of our product candidates or those of our collaborators could require us or our collaborators to perform additional studies or halt development or sale of these product candidates or expose us to product liability lawsuits which will harm our business. We or our collaborators may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical product candidates which we have not planned or anticipated. Furthermore, there can be no assurance that we or our collaborators will resolve any issues related to any product related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition. For example, in April 2014, a clinical hold was placed on patient enrollment and dosing of PEGPH20 in Study 202 as a result of a possible difference in the thromboembolic event rate observed thus far in the trial between the group of patients treated with PEGPH20 versus the group of patients treated without PEGPH20. The clinical hold was lifted by FDA in June 2014, and we have resumed enrollment and dosing of PEGPH20 in Study 202 under a revised clinical protocol. We and the data monitoring committee for Study 202 continue to closely monitor the occurrence of thromboembolic events in enrolled patients after the protocol amendments. The continuation of Study 202 may be halted again if the protocol changes do not result in a reduction of thromboembolic events in accordance with event rate rules established in the protocol, or for other safety reasons.
If our contract manufacturers are unable to manufacture and supply to us bulk rHuPH20 in the quantity and quality required by us or our collaborators for use in our products and product candidates, our product development and commercialization efforts could be delayed or stopped and our collaborations could be damaged.
We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (Avid) and Cook Pharmica LLC (Cook) to produce bulk rHuPH20. These manufacturers each produce bulk rHuPH20 under current cGMP for clinical uses. Avid and now Cook currently produce bulk rHuPH20 for use in Hylenex recombinant and certain other collaboration products and product candidates. In addition to supply obligations, Avid and Cook will also provide support for the chemistry, manufacturing and controls sections for FDA and other regulatory filings. We rely on their ability to successfully manufacture these batches according to product specifications, and Cook has relatively limited experience manufacturing bulk rHuPH20. In addition, we have been working to scale-up, validate and qualify Cook as a manufacturer of bulk rHuPH20 for use in the product and product candidates under the Roche collaboration. To date, Cook has not been submitted to the European regulatory authorities by Roche as an approved manufacturer for Herceptin SC and MabThera SC. If Cook is unable to obtain its status as an approved manufacturing facility, or if either Avid or Cook: (i) is unable to retain its status as an approved manufacturing facility; (ii) is unable to otherwise successfully scale up bulk rHuPH20 production; or (iii) fails to manufacture and supply bulk rHuPH20 in the quantity and quality required by us or our collaborators for use in our proprietary and collaboration products and product candidates for any other reason, our business will be adversely affected. In addition, a significant change in such parties' business or financial condition could adversely affect their abilities to fulfill their contractual obligations to us. We have not established, and may not be able to establish, favorable arrangements with additional bulk rHuPH20 manufacturers and suppliers of the ingredients necessary to manufacture bulk rHuPH20 should the existing manufacturers and suppliers become unavailable or in the event that our existing manufacturers and suppliers are unable to adequately perform their responsibilities. We have attempted to mitigate the impact of supply interruption through the establishment of excess bulk rHuPH20 inventory where possible, but there can be no assurances that this safety stock will be maintained or that it will be sufficient to address any delays, interruptions or other problems experienced by Avid and/or Cook. Any delays, interruptions or other problems regarding the ability of Avid and/or Cook to supply bulk rHuPH20 on a timely basis could: (i) cause the delay of clinical trials or otherwise delay or prevent the regulatory approval of proprietary or collaboration product candidates; (ii) delay or prevent the effective commercialization of proprietary or collaboration products; and/or (iii) cause us to breach contractual obligations to deliver bulk rHuPH20 to our collaborators. Such delays would likely damage our relationship with our collaborators under our key collaboration agreements, and they would have a material adverse effect on our business and financial condition.

If we or any party to a key collaboration agreement fails to perform material obligations under such agreement, or if a key collaboration agreement, or any other collaboration agreement, is terminated for any reason, our business could significantly suffer.
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
rHuPH20 is a key technological component of Enhanze technology and our most advanced proprietary and collaboration products and product candidates, including the product candidates under our Roche, Pfizer and Baxter collaborations, our PEGPH20 program, our ultrafast insulin program and Hylenex recombinant. If there is an adverse development for rHuPH20 (e.g., an adverse regulatory determination relating to rHuPH20, if we are unable to obtain sufficient quantities of rHuPH20, if we are unable to obtain or maintain material proprietary rights to rHuPH20 or if we discover negative characteristics of rHuPH20), multiple areas of our business, including current and potential collaborations, as well as proprietary programs would be substantially impacted. For example, elevated anti-rHuPH20 antibody titers were detected in the registration trial for Baxter's HYQVIA product as well as in ViroPharma's Phase 2 clinical trial with subcutaneous Cinryze with rHuPH20, but have not been associated, in either case, with any adverse events. We monitor for antibodies to rHuPH20 in our collaboration and proprietary programs, and although we do not believe at this time that the incidence of non-neutralizing anti-rHuPH20 antibodies in either the HYQVIA program or the ViroPharma program will have a significant impact on our other proprietary and other collaboration product candidates, there can be no assurance that there will not be other such occurrences in our other programs or that concerns regarding these antibodies will not also be raised by the FDA or other health authorities in the future, which could result in delays or discontinuations of our development or commercialization activities or deter entry into additional collaborations with third parties.
Our proprietary and collaboration product candidates may not receive regulatory approvals or their development may be delayed for a variety of reasons, including unsuccessful clinical trials, regulatory requirements or safety concerns.
Clinical testing of pharmaceutical products is a long, expensive and uncertain process, and the failure or delay of a clinical trial can occur at any stage. Even if initial results of preclinical and nonclinical studies or clinical trial results are promising, we or our collaborators may obtain different results in subsequent trials or studies that fail to show the desired levels of safety and efficacy, or we may not, or our collaborators may not, obtain applicable regulatory approval for a variety of other reasons. Preclinical, nonclinical, and clinical trials for any of our proprietary or collaboration product candidates could be unsuccessful, which would delay or prohibit regulatory approval and commercialization of the product candidates. In the U.S. and other jurisdictions, regulatory approval can be delayed, limited or not granted for many reasons, including, among others:

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

•
regulatory authorities may require that we change our studies or conduct additional studies which may significantly delay or make continued pursuit of approval commercially unattractive; for example, we are currently in dialog but do not have clarity from the FDA regarding the data that we will need for a label change for Hylenex recombinant to be used in CSII;

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

If a proprietary or collaboration product candidate is not approved in a timely fashion on commercially viable terms, or if development of any product candidate is terminated due to difficulties or delays encountered in the regulatory approval process, it could have a material adverse impact on our business, and we will become more dependent on the development of other proprietary or collaboration product candidates and/or our ability to successfully acquire other products and technologies. There can be no assurances that any proprietary or collaboration product candidate will receive regulatory approval in a timely manner, or at all. For example, we are in dialog but have not reached agreement with the FDA regarding the requirements for updating the Hylenex recombinant label for use in CSII. There can be no assurance that we will be able to gain clarity as to the FDA’s requirements or that the requirements may be satisfied in a commercially feasible way, in which case our ability to enter into collaborations with third parties or explore other strategic alternatives to exploit this opportunity will be limited or may not be possible.
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
We rely on third parties to store and ship bulk rHuPH20 on our behalf and to also prepare, fill, finish and package our products and product candidates prior to their distribution. If we are unable to locate third parties to perform these functions on terms that are acceptable to us, or if the third parties we identify fail to perform their obligations, the progress of clinical trials could be delayed or even suspended and the commercialization of approved product candidates could be delayed or prevented. In June 2011, we entered into a commercial manufacturing and supply agreement with Baxter, under which Baxter will fill, finish and package Hylenex recombinant product for us. Under our commercial manufacturing and supply agreement with Baxter, Baxter has agreed to fill and finish Hylenex recombinant product for us until December 31, 2015, subject to further extensions in accordance with the terms and conditions of the agreement. In June 2011, we entered into a services agreement with a third party manufacturer for the technology transfer and manufacture, fill, finish or packaging of Hylenex recombinant. The FDA approved the new contract manufacturing facilities used in the production of Hylenex recombinant in October 2014.
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
Our success depends on the performance of key management and scientific employees with relevant experience. For example, in order to pursue our current business strategy, we will need to recruit and retain personnel experience in oncology drug development which is a highly competitive market for talent. We depend substantially on our ability to hire, train, motivate and retain high quality personnel, especially our scientists and management team. Particularly in view of the small number of employees on our staff to cover our numerous programs and key functions, if we are unable to retain existing personnel or identify or hire additional personnel, we may not be able to research, develop, commercialize or market our products and product candidates as expected or on a timely basis and we may not be able to adequately support current and future alliances with strategic collaborators.
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
If we or our collaborators do not achieve projected development, clinical, regulatory or sales goals in the timeframes we publicly announce or otherwise expect, the commercialization of our products and the development of our product candidates may be delayed and, as a result, our stock price may decline, and we may face lawsuits relating to such declines.
From time to time, we or our collaborators may publicly articulate the estimated timing for the accomplishment of certain scientific, clinical, regulatory and other product development goals. The accomplishment of any goal is typically based on numerous assumptions, and the achievement of a particular goal may be delayed for any number of reasons both within and outside of our control. If scientific, regulatory, strategic or other factors cause us to not meet a goal, regardless of whether that goal has been publicly articulated or not, our stock price may decline rapidly. For example, the announcement of the temporary halting of our Phase 2 clinical trial for PEGPH20 caused a rapid decline in our stock price. Stock price declines may also trigger direct or derivative shareholder lawsuits. As with any litigation proceeding, the eventual outcome of any legal action is difficult to predict. If any such lawsuits occur, we will incur expenses in connection with the defense of these lawsuits, and we may have to pay substantial damages or settlement costs in connection with any resolution thereof. Although we have insurance coverage against which we may claim recovery against some of these expenses and costs, the amount of coverage may not be adequate to cover the full amount or certain expenses and costs may be outside the scope of the policies we maintain. In the event of an adverse outcome or outcomes, our business could be materially harmed from depletion of cash resources, negative impact on our reputation, or restrictions or changes to our governance or other processes that may result from any final disposition of the lawsuit. Moreover, responding to and defending pending litigation significantly diverts management's attention from our operations.
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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low sales prices of our common stock during the twelve months ended September 30, 2014 were $18.18 and $6.88, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

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
Extensive industry regulation has had, and will continue to have, a significant impact on our business. All pharmaceutical companies, including ours, are subject to extensive, complex, costly and evolving regulation by the health regulatory agencies including the FDA (and with respect to controlled drug substances, the U.S. Drug Enforcement Administration (DEA)) and equivalent foreign regulatory agencies and state and local/regional government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packaging, labeling, storing, recordkeeping, safety, approval, advertising, promotion, sale and distribution of our products. We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping our products. Consequently, there is always a risk that the FDA or other applicable governmental authorities will not approve our products or may impose onerous, costly and time-consuming requirements such as additional clinical or animal testing. Regulatory authorities may require that we change our studies or conduct additional studies, which may significantly delay or make continued pursuit of approval commercially unattractive. We are currently in dialog but do not have clarity from the FDA regarding the path for a labeling update to include key efficacy and safety data prior to initiating Hylenex recombinant for use in CSII. There can be no assurance that we will be able to gain clarity as to the FDA's requirements. The FDA or other foreign regulatory agency may, at any time, halt our and our collaborators' development and commercialization activities due to safety concerns. In addition, even if our products are approved, regulatory agencies may also take post-approval action limiting or revoking our ability to sell our products. Any of these regulatory actions may adversely affect the economic benefit we may derive from our products and therefore harm our financial condition.
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
In addition, any sales of products outside the U.S. will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.
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
There also have been, and continue to be, policy discussions concerning the scope of patent protection awarded to biotechnology inventions. Social and political opposition to biotechnology patents may lead to narrower patent protection within the biotechnology industry. Social and political opposition to patents on genes and proteins and recent court decisions concerning patentability of isolated genes may lead to narrower patent protection, or narrower claim interpretation, for isolated genes, their corresponding proteins and inventions related to their use, formulation and manufacture. Patent protection relating to biotechnology products is also subject to a great deal of uncertainty outside the U.S., and patent laws are evolving and undergoing revision in many countries. Changes in, or different interpretations of, patent laws worldwide may result in our inability to obtain or enforce patents, and may allow others to use our discoveries to develop and commercialize competitive products, which would impair our business.

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
Any of the proprietary or collaboration products that have been, or in the future are, approved by the FDA may be purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations and managed care organizations. Such third party payors increasingly challenge pharmaceutical product pricing. The trend toward managed healthcare in the U.S., the growth of such organizations, and various legislative proposals and enactments to reform healthcare and government insurance programs, including the Medicare Prescription Drug Modernization Act of 2003, could significantly influence the manner in which pharmaceutical products are prescribed and purchased, resulting in lower prices and/or a reduction in demand. Such cost containment measures and healthcare reforms could adversely affect our ability to sell our products.
In March 2010, the U.S. adopted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the Healthcare Reform Act). This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, fraud and abuse and enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.
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
Our proprietary and collaboration products have numerous competitors in the U.S. and abroad including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that have developed competing products. The competitors for Hylenex recombinant include, but are not limited to, Valeant Pharmaceuticals International, Inc. and Amphastar Pharmaceuticals, Inc. For our ultrafast insulin product candidates, such competitors may include Biodel Inc., Eli Lily, Sanofi Aventis, Novo Nordisk Inc. and Mannkind Corporation. These competitors may develop technologies and products that are more effective, safer, or less costly than our current or future proprietary and collaboration product candidates or that could render our technologies and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risks during the quarter ended September 30, 2014.
As of September 30, 2014, our cash equivalents and marketable securities consisted of investments in money market funds, corporate debt obligations and commercial paper. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. As of September 30, 2014, based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	November 10, 2014	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 10, 2014	/s/ David A. Ramsay
David A. Ramsay Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)