Form 10-K
period 2014-12-31
HALOZYME THERAPEUTICS INC
filed 2015-03-02
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes        ☒    No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 was approximately $1.0 billion based on the closing price on the NASDAQ Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 24, 2015, there were 126,704,135 shares of the registrant’s common stock issued, $0.001 par value per share, and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

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
References to “Halozyme,” “the Company,” “we,” “us,” and “our” refer to Halozyme Therapeutics, Inc. and its wholly owned subsidiary, Halozyme, Inc., and Halozyme, Inc.'s wholly owned subsidiary, Halozyme Holdings Ltd. References to “Notes” refer to the Notes to Consolidated Financial Statements included herein (refer to Part II, Item 8).
PART I

Item 1.	Business
Overview
Halozyme is seeking to translate our unique knowledge of the tumor microenvironment to create novel therapies that can improve cancer survival. Our research focuses on human enzymes that alter the extracellular matrix and tumor microenvironment. The extracellular matrix is a complex matrix of proteins and carbohydrates surrounding the cell that provides structural support in tissues and orchestrates many important biological activities, including cell migration, signaling and survival. Over many years, we have developed unique technology and scientific expertise enabling us to pursue this target-rich environment for the development of therapies.
Our proprietary enzymes can be used to facilitate the delivery of injected drugs and fluids, potentially enhancing the efficacy and the convenience of other drugs or can be used to alter abnormal tissue structures for clinical benefit. We have chosen to exploit our technology and expertise in a balanced way to modulate both risk and spend by: (1) developing our own proprietary products in therapeutic areas with significant unmet medical needs, with a focus on oncology, and (2) licensing our technology to biopharmaceutical companies to collaboratively develop products which combine our technology with the collaborators' proprietary compounds.
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

Our proprietary development pipeline consists primarily of clinical stage product candidates in oncology and diabetes. Our lead oncology program is PEGPH20 (PEGylated recombinant human hyaluronidase), a new molecular entity, under development for the systemic treatment of tumors that accumulate HA. When HA accumulates in a tumor, it can cause higher pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. PEGPH20 works by temporarily degrading HA surrounding some cancer cells and results in reduced pressure and increased blood flow to the cancer with increased amounts of anticancer treatments administered concomitantly gaining access to the tumor. We are currently in Phase 2 clinical testing for PEGPH20 in metastatic pancreatic cancer (Study 109-202), and we have recently initiated a clinical trial in non-small cell lung cancer (Study 107-201). We have also been investigating Hylenex recombinant for use as pre-treatment in patients with Type 1 diabetes using pumps.
Our recent receipt of Fast Track and Orphan Drug designations for PEGPH20, new pre-clinical data further supporting the pan-tumor potential for PEGPH20 and investigator interest in both pancreatic and lung cancer trials have confirmed PEGPH20 as our priority product candidate for investment. As a result of ongoing evaluations to confirm and focus on the highest value opportunities, we have made the decision to seek collaborations with third parties or explore other strategic alternatives in order to exploit our diabetes and dermatology programs.
Regarding Enhanze, we currently have collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Baxter Healthcare Corporation (Baxter), Pfizer Inc. (Pfizer) and Janssen Biotech, Inc. (Janssen), with one product approved in the U.S. and three products approved for marketing in Europe from which we are receiving royalties and several others at various stages of development.
Future revenues from the sales and/or royalties of our product candidates which have not been approved or have recently been approved will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure regulatory approvals for and commercialize the product candidates. We have incurred net operating losses each year since inception, with an accumulated deficit of approximately $450.4 million as of December 31, 2014.
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
Additionally, we are expanding our scientific work to develop other enzymes and agents that target the extracellular matrix's unique aspects, giving rise to potentially new molecular entities with a particular focus on oncology. For example, we are developing a PEGylated version of the rHuPH20 enzyme (PEGPH20), that lasts for an extended period in the bloodstream, and may therefore better target solid tumors that accumulate HA by degrading the surrounding HA and reducing the interstitial fluid pressure within malignant tumors to allow better penetration by co-administered agents.

Strategy
During the fourth quarter of 2014, we affirmed our strategy of focusing on developing our PEGPH20 product candidate for oncology as well as entering into collaborations for Enhanze Technology. This business model allows for growth in which revenue garnered from collaboration products helps fund our investment in PEGPH20 clinical development, with the goal of a future product approval that will support sustained growth.
Key aspects of our corporate strategy include the following:

•
Focus on developing PEGPH20 our investigational new drug candidate in multiple different tumors that accumulate high levels of HA. PEGPH20 is in phase 2 development in metastatic pancreatic cancer and in phase 1 development in Non-Small Cell Lung Cancer. Over time it is our goal to study additional types of cancer and to advance this program toward regulatory approval and commercial launch.

•
Focus on Enhanze collaborations. We currently have four collaborations with three current product approvals and additional product candidates being evaluated for development. We intend to work with our existing collaborators to expand our collaborations to add new targets and product candidates under the terms of the operative agreements. In addition, we will continue our efforts to enter into new collaborations to further exploit our technology and derive value therefrom.

Product and Product Candidates
We have one marketed proprietary product and multiple proprietary product candidates targeting several indications in various stages of development. The following table summarizes our proprietary product and product candidates as well as products and product candidates under development with our collaborators:

Product, Collaboration Products and Product Candidates	Therapeutic Area	Use / Indication	Preclinical	Phase 1	Phase 2	Phase 3	Filed	Approved
PROPRIETARY PRODUCT AND PRODUCT CANDIDATES								
Hylenex® recombinant *(hyaluronidase human injection)*	Various	Adjuvant for subQ fluid delivery & dispersion & absorption of other injected drugs						U.S. Approved
PEGPH20	Oncology	Pancreatic Cancer (202)*						
PEGPH20	Oncology	Pancreatic Cancer (SWOG)**						
PEGPH20	Oncology	Lung Cancer						
Analog Insulin-PH20 (pen market)	Endocrinology	Diabetes						
COLLABORATION PRODUCTS AND PRODUCT CANDIDATES								
Roche (up to 8 potential targets)								
Herceptin® SC***	Oncology	Breast cancer						EU Approved
MabThera® SC***	Oncology	Non-Hodgkin's lymphoma						EU Approved
Baxter								
HYQVIA	Immunology	Primary immunodeficiency						U.S. & EU Approved
Pfizer (up to 6 potential targets)	Primary & Specialty Care	4 specified (Rivipansel, PCSK-9) 2 pending						
Janssen (up to 5 potential targets)	Various	Undisclosed						

* Investigated for use with gemcitabine and nab-paclitaxel (ABRAXANE®).

** Investigated for use with modified FOLFIRINOX.

*** Filed in other selected countries around the world. Not filed in U.S. and Japan.

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
PEGPH20
We are developing PEGPH20 as a candidate for the systemic treatment of tumors that accumulate HA in combination with currently approved cancer therapies. 'PEG' refers to the attachment of polyethylene glycol to rHuPH20, thereby creating PEGPH20. One of the novel properties of PEGPH20 is that it lasts for an extended duration in the bloodstream (one to two days) and, therefore, can be used to maintain therapeutic effect to treat systemic disease.
Cancer malignancies, including pancreatic, lung, breast, colon and prostate cancers, often accumulate high levels of HA and therefore we believe that PEGPH20 has the potential to help patients with these types of cancer when used with currently approved cancer therapies. Among solid tumors, pancreatic ductal adenocarcinoma has been reported to be associated with the highest frequency of HA accumulation.
Over 100,000 patients in the U.S. and EU are diagnosed with pancreatic cancer annually and are frequently diagnosed in late stage of the disease. The pathologic accumulation of HA, along with other matrix components, creates a unique microenvironment for the growth of tumor cells compared to normal cells. We believe that depleting the HA component of the tumor microenvironment with PEGPH20 remodels the tumor microenvironment, resulting in tumor growth inhibition. Removal of HA from the tumor microenvironment results in expansion of previously constricted blood vessels to allow increased blood flow, increasing the access of activated immune cells and factors in the blood into the tumor micro environment. If PEGPH20 is administered in conjunction with other anti-cancer therapies, the increase in blood flow may allow anti-cancer therapies to have greater access to the tumor, which may enhance the treatment effect of therapeutic modalities like chemotherapies, monoclonal antibodies and other agents.
Study Halo 109-201:
In January 2015, we presented the final results from Study 109-201, a multi-center, international open label dose escalation Phase 1b clinical study of PEGPH20 in combination with gemcitabine for the treatment of patients with stage IV metastatic pancreatic cancer at the 2015 Gastrointestinal Cancers Symposium (also known as ASCO-GI meeting). This study enrolled 28 patients with previously untreated stage IV pancreatic ductal adenocarcinoma. Patients were treated with one of three doses of PEGPH20 (1.0, 1.6 and 3.0 µg/kg twice weekly for four weeks, then weekly thereafter) in combination with gemcitabine 1000 mg/m2 administered intravenously. In this study, the confirmed overall response rate (complete response + partial response confirmed on a second scan as assessed by an independent radiology review) was 29 percent (7 of 24 patients) for those treated at therapeutic dose levels of PEGPH20 (1.6 and 3.0 µg/kg). Median progression free survival (PFS) was 154 days (95% CI, 50-166) in the efficacy-evaluable population (n = 24). Among efficacy-evaluable patients with baseline tumor HA staining (n = 17), the median PFS in patients with high baseline tumor HA staining (6/17 patients) was substantially longer, 219 days, than in the patients with low baseline tumor HA staining (11/17 patients), 108 days. Median overall survival (OS) was 200 days (95% CI, 123-370) in the efficacy-evaluable population (n = 24). Among efficacy-evaluable patients with baseline tumor HA staining (n = 17), the median OS in patients with high baseline tumor HA staining (6/17 patients) was substantially longer, 395 days, than in the patients with low baseline tumor HA staining (11/17 patients), 174 days. The most common treatment-emergent adverse events (occurring in ≥ 15% of patients) were peripheral edema, muscle spasms, thrombocytopenia, fatigue, myalgia, anemia, and nausea. Thromboembolic events were reported in 8 patients (28.6%) and musculoskeletal events were reported in 21 patients (75%) which were generally grade 1/2 in severity.

Study Halo 109-202:
In the second quarter of 2013, we initiated Study 109-202, a Phase 2 multicenter randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV metastatic pancreatic cancer. The study was designed to enroll patients who would receive gemcitabine and nab-paclitaxel (ABRAXANE®) either with or without PEGPH20. The primary endpoint is to measure the improvement in progression-free survival in patients receiving PEGPH20 plus gemcitabine and nab-paclitaxel compared to those who are receiving gemcitabine and nab-paclitaxel alone. In April 2014, after 146 patients had been enrolled, the trial was put on clinical hold by Halozyme and the FDA to assess a question raised by the Data Monitoring Committee regarding a possible difference in the thromboembolic event rate between the group of patients treated with PEGPH20, nab-paclitaxel and gemcitabine (PAG arm) versus the group of patients treated with nab-paclitaxel and gemcitabine without PEGPH20 (AG arm). This portion of the study and patients in this portion are now referred to as Stage 1. It should be noted that at the time of the clinical hold all patients remaining in the study continued on gemcitabine and nab-paclitaxel. In July 2014, the Study 109-202 was reinitiated (Stage 2) under a revised protocol, which excludes patients that are expected to be at a greater risk for thromboembolic events, provides for prophylaxis of all patients in both arms of the study with low molecular weight heparin, and adds evaluation of the thromboembolic event rate in Stage 2 patients compared with Stage 1 as a co-primary end point. Stage 2 of Study 109-202 is designed to enroll an additional 114 patients, to add to the 146 patients already accrued in the clinical trial, with a 2:1 randomization for PAG compared to AG.
In January 2015, we disclosed initial efficacy and safety data from an interim assessment of Stage 1 of Study 109-202. In the safety evaluable population, i.e. patients who had received at least one dose of study drugs in test or comparator arm, of 135 patients (74 in PAG arm, 61 in AG arm), the RECIST 1.1 Objective Response Rate, based on patient data through April 9, 2014, was 34% (25/74 patients) in the PAG arm and 23% in the AG arm (14/61 patients) (P=0.17). Among the safety evaluable patients with baseline HA staining and at least one protocol specified post base line scan after two cycles of study drug to assess tumor response (62 patients), the objective response rate was 60% in the PAG arm (21/35 patients), and 37% in the AG arm (10/27 patients) (P=0.09). In patients with high base line tumor staining for HA the objective response rate was 71% in the PAG arm (12/17 patients), and 29% in the AG arm (5/17 patients) (P=0.016). To assess PFS data for all Stage 1 patients who had received at least one dose of drug and had a base line HA analysis (106 patients), data was evaluated through December 9, 2014 to allow for sufficient follow up duration. Per the description above, patients in the PAG arm all discontinued PEGPH20 in April and only a portion restarted PEGPH20 in July 2014 upon the lift of the clinical hold. The PFS in this population was 5.5 months in the PAG arm vs 4.8 months in the AG arm (p=0.086). In patients with high base line tumor staining for HA, the PFS was 9.2 months in the PAG arm (12/25 patients) vs 4.3 months in the AG arm (15/23 patients) (P=0.031).
We and the data monitoring committee for Study 109-202 continue to closely monitor the occurrence of thromboembolic events in enrolled patients after the revision to the protocol. The revised protocol includes pre-specified analyses to evaluate the rate of thromboembolic events, and Study 109-202 may be halted again if the protocol changes do not result in a reduction of thromboembolic events in accordance with the pre-specified analyses in the protocol.
SWOG Study S1313:
In October 2013, SWOG, a cancer research cooperative group of more than 4,000 researchers in over 500 institutions around the world, initiated a 144 patient Phase 1b/2 randomized clinical trial in some of their study centers, examining PEGPH20 in combination with modified FOLFIRINOX chemotherapy (mFOLFIRINOX) compared to mFOLFIRINOX treatment alone in patients with metastatic pancreatic adenocarcinoma (funded by the National Cancer Institute). This study was also placed on clinical hold temporarily at the time of the hold on Study 109-202. In September 2014, the FDA removed the clinical hold on patient enrollment and dosing of PEGPH20 in this SWOG cooperative study. The study has resumed under a revised protocol, and patient enrollment is continuing. As with Study 109-202, the occurrence of thromboembolic events will be closely monitored in enrolled patients, and the continuation of this study may be halted again in accordance with event rate rules established in the protocol, or for other safety reasons.
Other indications outside of pancreatic cancer:
Study HALO 107-201, PRIMAL Study: In December 2014, we initiated a Phase 1b/2 trial, to evaluate PEGPH20 in second line in combination with docetaxel (Taxotere®) in Non-Small Cell Lung Cancer (NSCLC) patients. In this study, we expect to evaluate and identify the dose, dosing regimen and safety of PEGPH20 plus docetaxel in previously treated patients with NSCLC. Upon identification of the dose and dosing regimen, we plan to expand the trial to evaluate safety and efficacy.

Study HALO 107-101, the immuno-oncology trial: In the second half of 2015, we plan to initiate an immuno-oncology trial, exploring the combination of PEGPH20 and an immune-oncology agent such as a PD1/PDL1 inhibitor. We expect to evaluate and identify the dose and safety of PEGPH20 plus the immune-oncology agent prior to embarking on expansion into multiple tumors including NSCLC and Gastric cancers.
Regulatory:
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
In October 2014, the FDA granted Orphan Drug designation for PEGPH20 for the treatment of pancreatic cancer. The FDA Office of Orphan Products Development mission is to advance the evaluation and development of products (drugs, biologics, devices, or medical foods) that demonstrate promise for the diagnosis and/or treatment of rare diseases or conditions. In December 2014, the European Committee for Orphan Medicinal Products of the EMA designated PEGPH20 an orphan medicinal product for the treatment of pancreatic cancer.
In the first quarter of 2015, we plan to meet with the Health authorities in the U.S., and subsequently in Europe, to discuss a potential registration seeking study in stage IV metastatic pancreatic cancer patients whose tumors are determined to have high levels of HA accumulation. In the first half of 2015, we also plan to engage the health authorities for development of a companion diagnostic agent for detection and qualification of hyaluronan in the tumor tissue of cancer patients.
In October 2014, we announced the issuance of U.S. Patent No. 8,846,034 claiming methods for selecting a subject for treatment of a hyaluronan-associated disease with an anti-hyaluronan agent, such as PEGPH20, as well as diagnostic agents for the detection and quantification of hyaluronan in a biological sample in patients.
Ultrafast Insulin Program Evaluation of rHuPH20 and Hylenex in Patients with Diabetes
Two distinct opportunities exist for the use of rHuPH20 and Hylenex recombinant in diabetes. We intend to seek to enter into collaborations with third parties or explore other strategic alternatives in order to exploit these opportunities.
The first opportunity, Continuous Subcutaneous Insulin Infusion (CSII), is focused on assessing the effects of pre-treating the insulin infusion site with Hylenex recombinant at the time of infusion site change (once every 3 days). Insulin pump therapy is growing in the U.S. among patients with type 1 and type 2 diabetes and the focus of our program is type 1. We believe that the pre-treatment of the infusion site with Hylenex recombinant could result in faster onset and shorter duration of insulin action.
In the first quarter of 2013, we initiated CONSISTENT 1, a clinical trial evaluating the safety and efficacy of Hylenex recombinant and a new formulation of Hylenex when used as pretreatment of the insulin infusion site in patients with type 1 diabetes. With enrollment completed in the third quarter of 2013, the trial has enrolled 456 patients with type 1 diabetes who were randomized 3:1 to either rapid acting analog insulin (RAI) delivered by CSII with Hylenex recombinant pretreatment of the infusion site or standard CSII using RAI alone. Subjects randomized to the Hylenex recombinant group were administered 150 units of Hylenex recombinant once every three days through each new infusion cannula, immediately prior to initiation of insulin delivery. In June 2014, we presented a scientific poster highlighting the CONSISTENT 1 trial results at the 74th Scientific Sessions of the American Diabetes Association in San Francisco. Data reported in the presentation showed that the study's primary endpoint of non-inferiority for A1C at six months between the use of Hylenex and the new formulation of Hylenex in comparison to no pre-treatment, was met. In addition to other trial data, the poster also presented data indicating that there was a potential reduction in the rate of some types of hypoglycemic events associated with the use of the Hylenex formulations in comparison to no pre-treatment. The most common treatment related adverse event in the Hylenex recombinant groups was mild infusion site discomfort. With this exception, adverse events were similar across the treatment and control groups.

In parallel with our clinical activities, we have been in dialog with the FDA regarding the requirements for updating the Hylenex recombinant label in a manner that would support future promotion in this indication. While discussions with the FDA are ongoing, we have learned that the FDA will likely request additional clinical data for a label update, translating to potentially higher projected costs and longer time to market than we had originally anticipated. We are continuing to seek clarity with the FDA on what data will be required, if any. In addition, we determined in the fourth quarter 2014 that with all patients having completed 12 months on the trial, we did not need additional data contribution from the second year of the CONSISTENT 1 trial, and we stopped the trial and are currently summarizing the data for all patients treated for 12 months. After evaluating our options, we have decided that except for any costs in connection with closing out the CONSISTENT 1 trial, we do not intend to incur substantial additional expenses for the program.
The second opportunity, Multiple Daily Injection (MDI), is to combine rHuPH20 with an FDA approved RAI, e.g., insulin lispro (Humalog®) (Lispro-PH20), insulin aspart (Novolog®) (Aspart-PH20) and insulin glulisine (Apidra®) (Glulisine-PH20), (each such combination, analog-PH20), to seek to accelerate their action. A number of clinical trials investigating the various attributes of our product candidates have been completed, with the last study completed in 2011. Since then we have only conducted limited additional development work with this opportunity.
Data from two treatment studies - one in type 1 diabetes patients and one in type 2 diabetes patients has been published. Copies of these publications can be found at http://www.halozyme.com/Technology/Journals-Abstracts-And-Posters/default.aspx. Both studies met their primary endpoints of A1C non-inferiority and improved post-prandial glucose control compared to patients who were treated with RAI alone. Additionally, data from the type 1 diabetes treatment study indicated that Analog-PH20 formulations reduced hypoglycemia compared to RAI alone.
Collaborations
Roche Collaboration
In December 2006, we and Roche entered into an agreement under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with up to thirteen Roche target compounds (the Roche Collaboration). Roche initially had the exclusive right to apply rHuPH20 to only three pre-defined Roche biologic targets with the option to exclusively develop and commercialize rHuPH20 with ten additional targets. As of December 31, 2014, Roche has elected a total of five exclusive targets and retains the option to develop and commercialize rHuPH20 with three additional targets through the payment of annual license maintenance fees.
In September 2013, Roche launched a SC formulation of Herceptin (trastuzumab) (Herceptin SC) in Europe for the treatment of patients with HER2-positive breast cancer. This formulation utilizes our patented Enhanze technology and is administered in two to five minutes, rather than 30 to 90 minutes with the standard intravenous form. Roche received European marketing approval for Herceptin SC in August 2013. The European Commission’s approval was based on data from Roche’s Phase 3 HannaH study which showed that the subcutaneous formulation of Herceptin was associated with comparable efficacy (pathological complete response, pCR) to Herceptin administered intravenously in women with HER2-positive early breast cancer and resulted in non-inferior trastuzumab plasma levels. Overall, the safety profile in both arms of the HannaH study was consistent with that expected from standard treatment with Herceptin and chemotherapy in this setting. No new safety signals were identified. Breast cancer is the most common cancer among women worldwide. Each year, about 1.4 million new cases of breast cancer are diagnosed worldwide, and over 450,000 women will die of the disease annually. In HER2-positive breast cancer, increased quantities of the human epidermal growth factor receptor 2 (HER2) are present on the surface of the tumor cells. This is known as “HER2 positivity” and affects approximately 15% to 20% of women with breast cancer. HER2-positive cancer is reported to be a particularly aggressive form of breast cancer.

In June 2014, Roche launched MabThera® SC in Europe for the treatment of patients with common forms of non-Hodgkin lymphoma (NHL). This formulation utilizes our patented Enhanze technology and is administered in approximately five minutes compared to the approximately 2.5 hour infusion time for intravenous MabThera. The European Commission approved MabThera SC in March 2014. The European Commission's approval was based primarily on data from Roche's Phase 3 pivotal clinical studies, which was recently published in The Lancet Oncology. NHL is a type of cancer that affects lymphocytes (white blood cells). NHL represents approximately 85% of all lymphomas diagnosed and was responsible for approximately 200,000 annual deaths worldwide in 2012. Lymphomas are a cancer of the lymphatic system (composed of lymph vessels, lymph nodes and organs) which helps to keep the bodily fluid levels balanced and to defend the body against invasion by disease. Lymphoma develops when white blood cells (usually B-lymphocytes) in the lymph fluid become cancerous and begin to multiply and collect in the lymph nodes or lymphatic tissues such as the spleen. Some of these cells are released into the bloodstream and spread around the body, interfering with the body's production of healthy blood cells.
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
In October 2014, Baxter announced the launch and first shipments of Baxter’s HYQVIA product for treatment of adult patients with primary immunodeficiency in the U.S. HYQVIA was approved by the FDA in September 2014 and is the first subcutaneous IG treatment approved for adult primary immunodeficiency patients with a dosing regimen requiring only one infusion up to once per month (every three to four weeks) and one injection site per infusion in most patients, to deliver a full therapeutic dose of IG. The majority of primary immunodeficiency patients today receive intravenous infusions in a doctor’s office or infusion center, and current subcutaneous IG treatments require weekly or bi-weekly treatment with multiple infusion sites per treatment. The FDA's approval of HYQVIA is a significant milestone for us as it represents the first U.S. approved BLA which utilizes our rHuPH20 platform.
In May 2013, the European Commission granted Baxter marketing authorization in all EU Member States for the use of HYQVIA (solution for subcutaneous use) as replacement therapy for adult patients with primary and secondary immunodeficiencies. Baxter launched HYQVIA in the first EU country in July 2013 and in additional EU countries in the second half of 2013 and in 2014.
Pfizer Collaboration
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Pfizer proprietary biologics directed to up to six targets in primary care and specialty care indications. Targets may be selected on an exclusive or non-exclusive basis. In September 2013, Pfizer elected the fourth therapeutic target on an exclusive basis. In December 2013, Pfizer announced that one of the targets is proprotein convertase subtilisin/kexin type 9, also known as PCSK9. The PCSK9 gene provides instructions for making a protein that helps regulate the amount of cholesterol in the bloodstream. Pfizer is also developing Rivipansel directed to another target under the collaboration to treat vaso-occlusive crisis in individuals with sickle cell disease.
Janssen Collaboration
In December 2014, we and Janssen entered into a collaboration and license agreement, under which Janssen has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Janssen proprietary biologics directed to up to five targets. Targets may be selected on an exclusive or non-exclusive basis. Janssen has elected one undisclosed target on an exclusive basis.
For a further discussion of the material terms of our collaboration agreements, refer to Note 4, Collaborative Agreements, to our consolidated financial statements.

Customers
The following table indicates the percentage of total revenues in excess of 10% with any single customer:

	Year Ended December 31,
	2014	2013	2012
Roche	57%	64%	45%
Janssen	20%	—	—
Baxter	3%	10%	17%
Pfizer	1%	4%	22%
For additional information regarding our revenues from external customers, refer to Note 2, Summary of Significant Accounting Policies — Concentrations of Credit Risk, Sources of Supply and Significant Customers.
Patents and Proprietary Rights
Patents and other proprietary rights are essential to our business. Our success will depend in part on our ability to obtain patent protection for our inventions, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. Our strategy is to actively pursue patent protection in the U.S. and certain foreign jurisdictions for technology that we believe to be proprietary to us and that offers us a potential competitive advantage. Our patent portfolio includes 20 issued patents in the U.S., 80 issued patents in Europe and other countries in the world and a number of pending patent applications. In general, patents have a term of 20 years from the application filing date or earlier claimed priority date. Our issued patents will expire between 2022 and 2032. We have multiple patents and patent applications throughout the world pertaining to our recombinant human hyaluronidase and methods of use and manufacture, including an issued U.S. patent which expires in 2027 and an issued European patent which expires in 2024, which we believe cover the products and product candidates under our existing collaborations, Hylenex recombinant, PEGPH20 and our endocrinology product candidates. In addition, we have, under prosecution throughout the world, multiple patent applications that relate specifically to individual product candidates under development, the expiration of which can only be definitely determined upon maturation into our issued patents. We believe our patent filings represent a barrier to entry for potential competitors looking to utilize these hyaluronidases.
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

Due to the uncertainty in obtaining the FDA and other regulatory approvals, our reliance on third parties and competitive pressures, we are unable to estimate with any certainty the additional costs we will incur in the continued development of our proprietary product candidates for commercialization. However, we expect our research and development expenses for PEGPH20 to increase as our program advances into additional tumors and later stages of clinical development.
Manufacturing
We do not have our own manufacturing facility for our product and product candidates, or their active pharmaceutical ingredient (API) or bulk forms, or the capability to package our product. We have engaged third parties to manufacture bulk rHuPH20 and our product Hylenex recombinant.
We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (Avid) and Cook Pharmica LLC (Cook) to produce supplies of bulk rHuPH20. These manufacturers each produce bulk rHuPH20 under current Good Manufacturing Practices (cGMP) for clinical and commercial uses. Avid and Cook currently produce bulk rHuPH20 for use in Hylenex recombinant and our other collaboration products and product candidates. We rely on their ability to successfully manufacture these batches according to product specifications. Cook has limited experience manufacturing bulk rHuPH20. In addition, we have been working to scale-up, validate and qualify Cook as a manufacturer of bulk rHuPH20 for use in the product and product candidates under the Roche collaboration. To date, Cook has not been submitted to the European regulatory authorities by Roche as an approved manufacturer for Herceptin SC and MabThera SC. It is essential for our business for Cook and Avid to (i) retain their status as cGMP-approved manufacturing facilities; (ii) to successfully scale up bulk rHuPH20 production; and/or (iii) manufacture the bulk rHuPH20 required by us and our collaborators for use in our proprietary and collaboration products and product candidates. In addition to supply obligations, Avid and Cook will also provide support for data and information used in the chemistry, manufacturing and controls sections for FDA and other regulatory filings.
We have a commercial manufacturing and supply agreement with Baxter, a cGMP-approved manufacturing facility, under which Baxter provides the final fill and finishing steps in the production process of Hylenex recombinant. Under our commercial manufacturing and supply agreement with Baxter, Baxter has agreed to fill and finish Hylenex recombinant product for us until December 31, 2017, subject to further extensions in accordance with the terms of the agreement. In June 2011, we entered into a services agreement with another third party manufacturer, Patheon Manufacturing Services, LLC (Patheon), for the technology transfer and manufacture, fill, finish or packaging of Hylenex recombinant. In October 2014, we received regulatory approval from the FDA for Patheon to manufacture Hylenex recombinant. In December 2014, we entered into a manufacturing services agreement with Patheon under which Patheon will provide the final fill and finishing steps in the production process of Hylenex recombinant. Under our commercial services agreement with Patheon, Patheon has agreed to fill and finish Hylenex recombinant product for us until December 31, 2019, subject to further extensions in accordance with the terms of the agreement. In 2015, we will begin to transition our manufacturing supply to Patheon to achieve higher capacity and lower cost of goods.
Sales, Marketing and Distribution
HYLENEX Recombinant
Our commercial activities currently focus on Hylenex recombinant. We have a team of sales specialists that provide hospital and surgery center customers with the information about Hylenex recombinant and information needed to obtain formulary approval for, and support utilization of, Hylenex recombinant. Our commercial activities also include marketing and related services and commercial support services such as commercial operations, managed markets and commercial analytics. We also employ third-party vendors, such as advertising agencies, market research firms and suppliers of marketing and other sales support related services to assist with our commercial activities.
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
Competition
The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary therapeutics. We face competition from a number of sources, some of which may target the same indications as our product or product candidates, including large pharmaceutical companies, smaller pharmaceutical companies, biotechnology companies, academic institutions, government agencies and private and public research institutions, many of which have greater financial resources, drug development experience, sales and marketing capabilities, including larger, well established sales forces, manufacturing capabilities, experience in obtaining regulatory approvals for product candidates and other resources than us. We face competition not only in the commercialization of Hylenex recombinant, but also for the in-licensing or acquisition of additional product candidates, and the out-licensing of our Enhanze technology. In addition, our collaborators face competition in the commercialization of the product candidates for which the collaborators seek marketing approval from the FDA or other regulatory authorities.
HYLENEX Recombinant
Hylenex recombinant is currently the only FDA-approved recombinant human hyaluronidase on the market. The competitors for Hylenex recombinant include, but are not limited to, Bausch & Lomb Inc.'s FDA-approved product, Vitrase®, an ovine (ram) hyaluronidase, and Amphastar Pharmaceuticals, Inc.'s product, Amphadase®, a bovine (bull) hyaluronidase, which is not currently on the market. In addition, some commercial pharmacies compound hyaluronidase preparations for institutions and physicians even though compounded preparations are not FDA-approved products.
Government Regulations
The FDA and comparable regulatory agencies in foreign countries regulate the manufacture and sale of the pharmaceutical products that we have developed or currently are developing. The FDA has established guidelines and safety standards that are applicable to the laboratory and preclinical evaluation and clinical investigation of therapeutic products and stringent regulations that govern the manufacture and sale of these products. The process of obtaining regulatory approval for a new therapeutic product usually requires a significant amount of time and substantial resources. The steps typically required before a product can be introduced for human use include:

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
We currently intend to continue to seek, directly or through our collaborators, approval to market our products and product candidates in foreign countries, which may have regulatory processes that differ materially from those of the FDA. We anticipate that we will rely upon independent consultants to seek and gain approvals to market our proposed products in foreign countries or may rely on other pharmaceutical or biotechnology companies to license our proposed products. We cannot assure you that approvals to market any of our proposed products can be obtained in any country. Approval to market a product in any one foreign country does not necessarily indicate that approval can be obtained in other countries.
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
Segment Information
We operate our business as one segment, which includes all activities related to the research, development and commercialization of human enzymes. This segment also includes revenues and expenses related to (i) research and development activities conducted under our collaboration agreements with third parties and (ii) product sales of Hylenex recombinant. The chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment. We had no foreign based operations and no long-lived assets located in foreign countries as of and for the years ended December 31, 2014, 2013 and 2012. Refer to the Notes for additional financial information regarding our operating segment.
Executive Officers of the Registrant
Information concerning our executive officers, including their names, ages and certain biographical information can be found in Part III, Item 10, Directors, Executive Officers and Corporate Governance. This information is incorporated by reference into Part I of this report.

Employees
As of February 24, 2015, we had 153 full-time employees. None of our employees are unionized and we believe our employee relations to be good.

Item 1A.	Risk Factors
Risks Related To Our Business
We have generated only limited revenue from product sales to date; we have a history of net losses and negative cash flow, and we may never achieve or maintain profitability.
Relative to expenses incurred in our operations, we have generated only limited revenues from product sales, royalties, licensing fees, milestone payments, bulk rHuPH20 supply payments and research reimbursements to date and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, royalties, licensing fees, research reimbursements, bulk rHuPH20 supply payments and/or milestone payments, we expect to incur significant operating losses over the next few years. We have never been profitable, and we may never become profitable. Through December 31, 2014, we have incurred aggregate net losses of approximately $450.4 million.
If our product candidates do not receive and maintain regulatory approvals, or if approvals are not obtained in a timely manner, such failure or delay would substantially impair our ability to generate revenues.
Approval from the FDA or equivalent health authorities is necessary to manufacture and market pharmaceutical products in the U.S. and the other countries in which we anticipate doing business have similar requirements. The process for obtaining FDA and other regulatory approvals is extensive, time-consuming, risky and costly, and there is no guarantee that the FDA or other regulatory bodies will approve any applications that may be filed with respect to any of our product candidates, or that the timing of any such approval will be appropriate for the desired product launch schedule for a product candidate. We and our collaborators attempt to provide guidance as to the timing for the filing and acceptance of such regulatory approvals, but such filings and approvals may not occur when we or our collaborators expect, or at all. The FDA or other foreign regulatory agency may refuse or delay approval of our product candidates for failure to collect sufficient clinical or animal safety data and require us or our collaborators to conduct additional clinical or animal safety studies which may cause lengthy delays and increased costs to our programs. For example, we have been in dialog with the FDA regarding the regulatory pathway and data requirements for updating the label for Hylenex recombinant for use in CSII but do not have clarity to date. However, we have learned that additional clinical data will likely be required for a label update. The lack of clarity has hampered our ability to develop and commercialize this opportunity and may impede our future ability to identify a strategic partner willing to invest in future development, registration and commercialization. In addition, the approval of Baxter's HYQVIA BLA was delayed until we and Baxter provided additional preclinical data sufficient to address concerns regarding non-neutralizing antibodies to rHuPH20 that were detected in the registration trial. Although these antibodies have not been associated with any adverse clinical effects, and the HYQVIA BLA was approved by the FDA in September 2014, we cannot assure you that they will not arise and have an adverse impact on future development of products which include rHuPH20, future sales of Hylenex recombinant, our ability to enter into collaborations, or be raised by the FDA or other health authorities in connection with testing or approval of products including rHuPH20.
Only three of our collaboration product candidates and one of our proprietary products have been approved for commercialization. We have no proprietary product candidates currently in the regulatory approval process. We and our collaborators may not be successful in obtaining approvals for any potential products in a timely manner, or at all. Refer to the risk factor titled “Our proprietary and collaboration product candidates may not receive regulatory approvals or their development may be delayed for a variety of reasons, including unsuccessful clinical trials, regulatory requirements or safety concerns” for additional information relating to the approval of product candidates.
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
As with most pharmaceutical products, use of our product candidates or those of our collaborators could be associated with side effects or adverse events which can vary in severity (from minor reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of our product candidates or those of our collaborators may be observed at any time, including in clinical trials or when a product is commercialized, and any such side effects or adverse events may negatively affect our or our collaborators' ability to obtain or maintain regulatory approval or market our product candidates. Side effects such as toxicity or other safety issues associated with the use of our product candidates or those of our collaborators could require us or our collaborators to perform additional studies or halt development or sale of these product candidates or expose us to product liability lawsuits which will harm our business. We or our collaborators may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical product candidates which we have not planned or anticipated. Furthermore, there can be no assurance that we or our collaborators will resolve any issues related to any product related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition. For example, in April 2014, a clinical hold was placed on patient enrollment and dosing of PEGPH20 in Study 202 as a result of a possible difference in the thromboembolic event rate that had been observed at that time in the trial between the group of patients treated with PEGPH20 versus the group of patients treated without PEGPH20. The clinical hold was lifted by FDA in June 2014, and we have resumed enrollment and dosing of PEGPH20 in Study 202 under a revised clinical protocol. We and the data monitoring committee for Study 202 continue to closely monitor the occurrence of thromboembolic events in enrolled patients after the protocol amendments. The continuation of Study 202 may be halted again if the protocol changes do not result in a reduction of thromboembolic events in accordance with event rate rules established in the protocol, or for other safety reasons.
If our contract manufacturers are unable to manufacture and supply to us bulk rHuPH20 in the quantity and quality required by us or our collaborators for use in our products and product candidates, our product development and commercialization efforts could be delayed or stopped and our collaborations could be damaged.
We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (Avid) and Cook Pharmica LLC (Cook) to produce bulk rHuPH20. These manufacturers each produce bulk rHuPH20 under current cGMP for clinical uses. Avid and Cook currently produce bulk rHuPH20 for use in Hylenex recombinant and certain other collaboration products and product candidates. In addition to supply obligations, Avid and Cook will also provide support for the chemistry, manufacturing and controls sections for FDA and other regulatory filings. We rely on their ability to successfully manufacture these batches according to product specifications. Cook has relatively limited experience manufacturing bulk rHuPH20. In addition, we have been working to scale-up, validate and qualify Cook as a manufacturer of bulk rHuPH20 for use in the product and product candidates under the Roche collaboration. To date, Cook has not been submitted to the European regulatory authorities by Roche as an approved manufacturer for Herceptin SC and MabThera SC. If Cook is unable to obtain its status as an approved European manufacturing facility, or if either Avid or Cook: (i) is unable to retain its status as an FDA approved manufacturing facility; (ii) is unable to otherwise successfully scale up bulk rHuPH20 production to meet corporate or regulatory authority quality standards; or (iii) fails to manufacture and supply bulk rHuPH20 in the quantity and quality required by us or our collaborators for use in our proprietary and collaboration products and product candidates for any other reason, our business will be adversely affected. In addition, a significant change in such parties' business or financial condition could adversely affect their abilities to fulfill their contractual obligations to us. We have not established, and may not be able to establish, favorable arrangements with additional bulk rHuPH20 manufacturers and suppliers of the ingredients necessary to manufacture bulk rHuPH20 should the existing manufacturers and suppliers become unavailable or in the event that our existing manufacturers and suppliers are unable to adequately perform their responsibilities. We have attempted to mitigate the impact of supply interruption through the establishment of excess bulk rHuPH20 inventory where possible, but there can be no assurances that this safety stock will be maintained or that it will be sufficient to address any delays, interruptions or other problems experienced by Avid and/or Cook. Any delays, interruptions or other problems regarding the ability of Avid and/or Cook to supply bulk rHuPH20 on a timely basis could: (i) cause the delay of clinical trials or otherwise delay or prevent the regulatory approval of proprietary or collaboration product candidates; (ii) delay or prevent the effective commercialization of proprietary or collaboration products; and/or (iii) cause us to breach contractual obligations to deliver bulk rHuPH20 to our collaborators. Such delays would likely damage our relationship with our collaborators under our key collaboration agreements, and they would have a material adverse effect on royalties and thus our business and financial condition.

If we or any party to a key collaboration agreement fails to perform material obligations under such agreement, or if a key collaboration agreement, is terminated for any reason, our business could significantly suffer.
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
rHuPH20 is a key technological component of Enhanze technology and our most advanced proprietary and collaboration products and product candidates, including the current and future products and product candidates under our Roche, Pfizer, Janssen and Baxter collaborations, our PEGPH20 program, our ultrafast insulin program and Hylenex recombinant. If there is an adverse development for rHuPH20 (e.g., an adverse regulatory determination relating to rHuPH20, if we are unable to obtain sufficient quantities of rHuPH20, if we are unable to obtain or maintain material proprietary rights to rHuPH20 or if we discover negative characteristics of rHuPH20), multiple areas of our business, including current and potential collaborations, as well as proprietary programs would be substantially impacted. For example, elevated anti-rHuPH20 antibody titers were detected in the registration trial for Baxter's HYQVIA product as well as in a former collaborator’s product in a Phase 2 clinical trial with rHuPH20, but have not been associated, in either case, with any adverse events. We monitor for antibodies to rHuPH20 in our collaboration and proprietary programs, and although we do not believe at this time that the incidence of non-neutralizing anti-rHuPH20 antibodies in either the HYQVIA program or the former collaborator’s program will have a significant impact on our other proprietary and other collaboration product candidates, there can be no assurance that there will not be other such occurrences in our other programs or that concerns regarding these antibodies will not also be raised by the FDA or other health authorities in the future, which could result in delays or discontinuations of our development or commercialization activities or deter entry into additional collaborations with third parties.
We routinely evaluate, and may modify, our business strategy and our strategic focus to only a few fields or applications of our technology which may increase or decrease the risk for potential negative impact of adverse developments.
We routinely evaluate our business strategy, and may modify this strategy in the future in light of our assessment of unmet medical needs, growth potential, resource requirements, regulatory issues, competition, risks and other factors. As a result of these strategic evaluations, we may focus our resources and efforts on one or a few programs or fields and may suspend or reduce our efforts on other programs and fields. For example, in the third quarter of 2014, we decided to focus our resources on advancing PEGPH20 and expanding utilization of our Enhanze platform. While we believe these are applications with the greatest potential value, we have reduced the diversification of our programs and increased our dependence on the success of the areas we are pursuing. By focusing on one or a few areas, we increase the potential impact on us if one of those programs or product candidates does not successfully complete clinical trials, achieves commercial acceptance or meets expectations regarding sales and revenue. Our decision to focus on one or a few programs may also reduce the value of programs that are no longer within our principal strategic focus, which could impair our ability to pursue collaborations or other strategic alternatives for those programs we are not pursuing.

Our proprietary and collaboration product candidates may not receive regulatory approvals or their development may be delayed for a variety of reasons, including unsuccessful clinical trials, regulatory requirements or safety concerns.
Clinical testing of pharmaceutical products is a long, expensive and uncertain process, and the failure or delay of a clinical trial can occur at any stage. Even if initial results of preclinical and nonclinical studies or clinical trial results are promising, we or our collaborators may obtain different results in subsequent trials or studies that fail to show the desired levels of safety and efficacy, or we may not, or our collaborators may not, obtain applicable regulatory approval for a variety of other reasons. Preclinical, nonclinical, and clinical trials for any of our proprietary or collaboration product candidates could be unsuccessful, which would delay or preclude regulatory approval and commercialization of the product candidates. In the U.S. and other jurisdictions, regulatory approval can be delayed, limited or not granted for many reasons, including, among others:

•	clinical results may not meet prescribed endpoints for the studies or otherwise provide sufficient data to support the efficacy of our product candidates;

•
clinical and nonclinical test results may reveal side effects, adverse events or unexpected safety issues associated with the use of our product candidates; for example, in April 2014, a clinical hold was placed on patient enrollment and dosing of PEGPH20 in Study 202 as a result of a possible difference in the thromboembolic event rate that had been observed at that time in the trial between the group of patients treated with PEGPH20 versus the group of patients treated without PEGPH20. The clinical hold was lifted by FDA in June 2014, and we have resumed enrollment and dosing of PEGPH20 in Study 202 under a revised clinical protocol;

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

•
a regulatory agency may approve only a narrow use of our product or may require additional safety monitoring and reporting through Risk Evaluation and Mitigation Strategies (REMS) or conditions to assure safe use program;

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

If a proprietary or collaboration product candidate is not approved in a timely fashion on commercially viable terms, or if development of any product candidate is terminated due to difficulties or delays encountered in the regulatory approval process, it could have a material adverse impact on our business, and we would become more dependent on the development of other proprietary or collaboration product candidates and/or our ability to successfully acquire other products and technologies. There can be no assurances that any proprietary or collaboration product candidate will receive regulatory approval in a timely manner, or at all. For example, we are in dialog but have not reached agreement with the FDA regarding the requirements for updating the Hylenex recombinant label for use in CSII. There can be no assurance that we will be able to gain clarity as to the FDA’s requirements or that the requirements may be satisfied in a commercially feasible way, in which case our ability to enter into collaborations with third parties or explore other strategic alternatives to exploit this opportunity will be limited or may not be possible.

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
We rely on third parties to store and ship bulk rHuPH20 on our behalf and to also prepare, fill, finish and package our products and product candidates prior to their distribution. If we are unable to locate third parties to perform these functions on terms that are acceptable to us, or if the third parties we identify fail to perform their obligations, the progress of clinical trials could be delayed or even suspended and the commercialization of approved product candidates could be delayed or prevented. In addition, we are in the early stages of scaling up our manufacturing of PEGPH20 with a third party to support additional clinical trials, including a possible registration-enabling trial, and ultimately, if approved, potential commercial supply. If our contract manufacturer is unable to successfully manufacture and supply PEGPH20, the progress of our clinical trials could be delayed or halted for a period of time.
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
We may wish to raise additional capital in the future and there can be no assurance that we will be able to obtain such funds.
We may wish to raise additional capital in the future to continue the development of our product candidates or for other current corporate purposes. Our current cash reserves and expected revenues during the next few years may not be sufficient for us to continue the development of our proprietary product candidates, to fund general operations and conduct our business at the level desired. In addition, if we engage in acquisitions of companies, products or technologies in order to execute our business strategy, we may need to raise additional capital. We may raise additional capital in the future through one or more financing vehicles that may be available to us including (i) the public or private issuance of securities; (ii) new collaborative agreements; and/or (iii) expansions or revisions to existing collaborative relationships.
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
In December 2013, we entered into an Amended and Restated Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford) and Silicon Valley Bank (SVB) (collectively, the Lenders), amending and restating in its entirety our original loan agreement with the Lenders, dated December 2012. The Loan Agreement provided for an additional $20 million principal amount of new term loan, bringing the total term loan balance to $50 million. The proceeds are to be used for working capital and general business requirements. In January 2015, we entered into the Second Amendment to the Amended and Restated Loan and Security Agreement and First Amendment to Disbursement Letter (the “Amendment”) with the Lenders, amending and restating the loan payment schedules of the Amended and Restated Loan and Security Agreement. The amended and restated term loan repayment schedule provides for interest only payments through January 2016, followed by consecutive equal monthly payments of principal and interest in arrears starting in February 2016 and continuing through the previously established maturity date of January 2018. The amended and restated term loan facility is secured by substantially all of the assets of the Company and its subsidiary, Halozyme, Inc., except that the collateral does not include any equity interests in Halozyme, Inc., any intellectual property (including all licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The Loan Agreement contains customary representations, warranties and covenants by us, which covenants limit our ability to convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses currently engaged in by us or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; make payments on any subordinated debt; and enter into transactions with any of our affiliates outside of the ordinary course of business or permit our subsidiaries to do the same. In addition, subject to certain exceptions, we are required to maintain with SVB our primary deposit accounts, securities accounts and commodities, and to do the same for our domestic subsidiary. Complying with these covenants may make it more difficult for us to successfully execute our business strategy.
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
Our success depends on the performance of key management and scientific employees with relevant experience. For example, in order to pursue our current business strategy, we will need to recruit and retain personnel experienced in oncology drug development which is a highly competitive market for talent. We depend substantially on our ability to hire, train, motivate and retain high quality personnel, especially our scientists and management team. Particularly in view of the small number of employees on our staff to cover our numerous programs and key functions, if we are unable to retain existing personnel or identify or hire additional personnel, we may not be able to research, develop, commercialize or market our products and product candidates as expected or on a timely basis and we may not be able to adequately support current and future alliances with strategic collaborators.
Furthermore, if we were to lose key management personnel, we would likely lose some portion of our institutional knowledge and technical know-how, potentially causing a substantial delay in one or more of our development programs until adequate replacement personnel could be hired and trained. We currently have a severance policy applicable to all employees and a change in control policy applicable to senior executives. Other than for vesting provisions in equity based awards, we have not adopted any other policies or entered into any other agreements specifically designed to motivate officers or other employees to remain with us.
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
From time to time, we or our collaborators may publicly articulate the estimated timing for the accomplishment of certain scientific, clinical, regulatory and other product development goals. The accomplishment of any goal is typically based on numerous assumptions, and the achievement of a particular goal may be delayed for any number of reasons both within and outside of our control. If scientific, regulatory, strategic or other factors cause us to not meet a goal, regardless of whether that goal has been publicly articulated or not, our stock price may decline rapidly. For example, the announcement in April 2014 of the temporary halting of our Phase 2 clinical trial for PEGPH20 caused a rapid decline in our stock price. Stock price declines may also trigger direct or derivative shareholder lawsuits. As with any litigation proceeding, the eventual outcome of any legal action is difficult to predict. If any such lawsuits occur, we will incur expenses in connection with the defense of these lawsuits, and we may have to pay substantial damages or settlement costs in connection with any resolution thereof. Although we have insurance coverage against which we may claim recovery against some of these expenses and costs, the amount of coverage may not be adequate to cover the full amount or certain expenses and costs may be outside the scope of the policies we maintain. In the event of an adverse outcome or outcomes, our business could be materially harmed from depletion of cash resources, negative impact on our reputation, or restrictions or changes to our governance or other processes that may result from any final disposition of the lawsuit. Moreover, responding to and defending pending litigation significantly diverts management's attention from our operations.
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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low sales prices of our common stock during the twelve months ended December 31, 2014 were $18.18 and $6.88, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Annual Report on Form 10-K and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

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
We are party to a Rights Agreement designed to deter abusive takeover tactics and to encourage prospective acquirers to negotiate with our board of directors rather than attempt to acquire us in a manner or on terms that our board deems unacceptable, which could delay or discourage takeover attempts that stockholders may consider favorable.
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
Our proprietary and collaboration products have numerous competitors in the U.S. and abroad including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that have developed competing products. The competitors for Hylenex recombinant include, but are not limited to, Valeant Pharmaceuticals International, Inc. and Amphastar Pharmaceuticals, Inc. For our ultrafast insulin product candidates, such competitors may include Biodel Inc., Eli Lily, Sanofi Aventis, Novo Nordisk Inc. and Mannkind Corporation. For our PEGPH20 product candidate, such competitors may include major pharmaceutical and specialized biotechnology firms. These competitors may develop technologies and products that are more effective, safer, or less costly than our current or future proprietary and collaboration product candidates or that could render our technologies and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare.

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
Market Information
Our common stock is listed on the NASDAQ Global Select Market under the symbol “HALO.” The following table sets forth the high and low sales prices per share of our common stock during each quarter of the two most recent fiscal years:

	2014		2013
	High	Low	High	Low
First Quarter	$18.18	$11.28	$8.59	$5.14
Second Quarter	$12.97	$6.88	$8.49	$5.03
Third Quarter	$10.70	$8.58	$12.15	$6.51
Fourth Quarter	$10.00	$7.51	$16.36	$9.33
On February 24, 2015, the closing sales price of our common stock on the NASDAQ Global Select Market was $15.00 per share. As of February 24, 2015, we had approximately 17,000 stockholders of record.
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
The graph below compares Halozyme Therapeutics, Inc.’s cumulative five-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2009 to December 31, 2014. In addition, we have provided supplemental information showing the comparative returns for an additional period through February 24, 2015. The historical stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN FROM 12/31/09 THROUGH 2/24/15*
Among Halozyme Therapeutics, Inc., The NASDAQ Composite Index
And The NASDAQ Biotechnology Index
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
2/24/2015
Halozyme Therapeutics Inc
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	2/24/2015
Halozyme Therapeutics, Inc.	$100	$135	$162	$114	$255	$164	$256
NASDAQ Composite	$100	$118	$117	$137	$193	$221	$232
NASDAQ Biotechnology	$100	$115	$129	$171	$284	$381	$421

Item 6.	Selected Financial Data
The selected consolidated financial data set forth below as of December 31, 2014 and 2013, and for the fiscal years ended December 31, 2014, 2013 and 2012, are derived from our audited consolidated financial statements included elsewhere in this report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below as of December 31, 2012, 2011 and 2010, and for the fiscal years ended December 31, 2011 and 2010, are derived from our audited consolidated financial statements that are contained in reports previously filed with the SEC, not included herein.
Summary Financial Information

	Year Ended December 31,
Statement of Operations Data:	2014(1)	2013(2)	2012(3)	2011(4)	2010
	(in thousands, except for per share amounts)
Total revenues	$75,334	$54,799	$42,325	$56,086	$13,624
Net loss	$(68,375)	$(83,479)	$(53,552)	$(19,770)	$(53,242)
Net loss per share, basic and diluted	$(0.56)	$(0.74)	$(0.48)	$(0.19)	$(0.56)
Shares used in computing net loss per share, basic and diluted	122,690	112,805	111,077	102,566	94,358

	As of December 31,
Balance Sheet Data:	2014	2013	2012	2011	2010
	(in thousands)
Cash and cash equivalents and available-for-sale marketable securities	$135,623	$71,503	$99,501	$52,376	$82,756
Working capital	$136,990	$70,293	$111,682	$46,236	$73,655
Total assets	$165,977	$101,793	$134,728	$65,759	$91,345
Deferred revenue	$54,634	$53,143	$43,846	$40,884	$58,094
Long-term debt, net	$49,860	$49,772	$29,662	—	—
Total liabilities	$124,625	$121,783	$85,875	$54,858	$70,994
Stockholders’ equity (deficit)	$41,352	$(19,991)	$48,854	$10,900	$20,351
______________

(1)	Revenues in 2014 included a $15.0 million license fee from the Janssen Collaboration.

(2)	Revenues in 2013 reflected increases in supply of bulk rHuPH20 to Roche and product sales of Hylenex recombinant, which was relaunched in December 2011.

(3)	Revenues in 2012 included $9.5 million in license fees from the Pfizer Collaboration.

(4)
Revenues in 2011 included $18.0 million in license fees from collaboration agreements with ViroPharma Incorporated and Intrexon Corporation and $18.1 million related to recognition of unamortized deferred prepaid product-based payments and unamortized deferred upfront payment in connection with the termination of the collaboration with Baxter for the marketing rights of Hylenex recombinant in July 2011.

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
Overview
Halozyme is seeking to translate our unique knowledge of the tumor microenvironment to create novel therapies that can improve cancer survival. Our research focuses on human enzymes that alter the extracellular matrix and tumor microenvironment. The extracellular matrix is a complex matrix of proteins and carbohydrates surrounding the cell that provides structural support in tissues and orchestrates many important biological activities, including cell migration, signaling and survival. Over many years, we have developed unique technology and scientific expertise enabling us to pursue this target-rich environment for the development of therapies.
Our proprietary enzymes can be used to facilitate the delivery of injected drugs and fluids, potentially enhancing the efficacy and the convenience of other drugs or can be used to alter abnormal tissue structures for clinical benefit. We have chosen to exploit our technology and expertise in a balanced way to modulate both risk and spend by: (1) developing our own proprietary products in therapeutic areas with significant unmet medical needs, with a focus on oncology, and (2) licensing our technology to biopharmaceutical companies to collaboratively develop products which combine our technology with the collaborators' proprietary compounds.
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
Our proprietary development pipeline consists primarily of clinical stage product candidates in oncology and diabetes. Our lead oncology program is PEGPH20 (PEGylated recombinant human hyaluronidase), a new molecular entity, under development for the systemic treatment of tumors that accumulate HA. When HA accumulates in a tumor, it can cause higher pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. PEGPH20 works by temporarily degrading HA surrounding some cancer cells and results in reduced pressure and increased blood flow to the cancer with increased amounts of anticancer treatments administered concomitantly gaining access to the tumor. We are currently in Phase 2 clinical testing for PEGPH20 in metastatic pancreatic cancer (Study 109-202) , and we have recently initiated a clinical trial in non-small cell lung cancer (Study 107-201). We have also been investigating Hylenex recombinant for use as pre-treatment in patients with Type 1 diabetes using pumps and recombinant human cathepsin L (HTI-501) for the treatment of cellulite.
Our recent receipt of Fast Track and Orphan Drug designations for PEGPH20, new pre-clinical data further supporting the pan-tumor potential for PEGPH20 and investigator interest in both pancreatic and lung cancer trials have confirmed PEGPH20 as our priority product candidate for investment. As a result of ongoing evaluations to confirm and focus on the highest value opportunities, we have made the decision to seek collaborations with third parties or explore other strategic alternatives in order to exploit our diabetes and dermatology programs.
Regarding Enhanze, we currently have collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Baxter Healthcare Corporation (Baxter), Pfizer Inc. (Pfizer) and Janssen Biotech, Inc. (Janssen), with one product approved in the U.S. and three products approved for marketing in Europe from which we are receiving royalties and several others at various stages of development.

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
Future revenues from the sales and/or royalties of our product candidates which have not been approved or have recently been approved will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure regulatory approvals for and commercialize the product candidates. We have incurred net operating losses each year since inception, with an accumulated deficit of approximately $450.4 million as of December 31, 2014.
Our 2014 and recent key accomplishments and events are as follows:

•
In January 2015, we disclosed initial efficacy and safety data from an interim assessment of Stage 1 of Study 109-202, a Phase 2 multicenter, randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV metastatic pancreatic cancer. Refer to PEGPH20 section under Part I, Item 1, Business, for further discussion of Study 109-202 data. We also presented the final results from Study 109-201, a multi-center, international open label dose escalation Phase 1b clinical study of PEGPH20 in combination with gemcitabine for the treatment of patients with stage IV metastatic pancreatic cancer at the 2015 Gastrointestinal Cancers Symposium (also known as ASCO-GI meeting). Refer to PEGPH20 section under Part I, Item 1, Business, for further discussion of Study 109-202 data.

•
In December 2014, we and Janssen entered into a collaboration and license agreement, under which Janssen has the worldwide license to develop and commercialize products combining our Enhanze technology with Janssen proprietary biologics directed to up to five targets. Targets may be selected on an exclusive or non-exclusive basis. We received $15 million for the license of one specified exclusive target and four additional targets which Janssen has the right to elect upon payment of additional fees. We are also eligible to receive additional payments upon Janssen's achievement of specified development, regulatory and sales-based events, totaling up to $566 million.

•
In November 2014, we announced we had completed a corporate strategy review, including a portfolio review, which resulted in a decision to focus our resources on advancing PEGPH20 and to expand utilization of our Enhanze platform. The recent Fast Track and Orphan Drug designations for PEGPH20, new pre-clinical data further supporting the pan-tumor potential for PEGPH20, and investigator interest in both pancreatic and lung cancer trials have confirmed PEGPH20 as our priority product for investment. With respect to our program investigating Hylenex recombinant for use with insulin pumps, we believe that additional clinical data will be required and are continuing to seek clarity with the U.S. Food and Drug Administration (FDA) on what data will be required, if any. Once we receive clarity, we intend to seek to enter into collaborations with third parties or explore other strategic alternatives in order to exploit this opportunity. We completed a reduction in our workforce of approximately 13% to align with these strategic priorities.

•
In October 2014, Baxter announced the launch and first shipments of HYQVIA [Immune Globulin Infusion 10% (Human) with rHuPH20], Baxter's subcutaneous immunoglobulin treatment for adult patients with primary immunodeficiency in the U.S. HYQVIA was approved by the FDA in September 2014, and is the first subcutaneous immune globulin (IG) treatment approved for primary immunodeficiency patients with a dosing regimen requiring only one infusion up to once per month (every three to four weeks) and one injection site per infusion to deliver a full monthly therapeutic dose of IG. The majority of primary immunodeficiency patients today receive intravenous infusions in a doctor’s office or infusion center, and current subcutaneous IG treatments require weekly or bi-weekly treatment with multiple infusion sites per treatment. The FDA's approval of HYQVIA was a significant milestone for us as it represented the first U.S. approved Biologics License Application (BLA) which utilized our rHuPH20 platform.

•
In July 2014, we resumed enrollment and dosing of patients in our ongoing Study 109-202 evaluating PEGPH20 in patients with pancreatic cancer under a revised clinical protocol. The study had previously been placed on clinical hold in April 2014 pending review by the independent Data Monitoring Committee (DMC) for the study and by the FDA of a possible difference in the thromboembolic event rate between the patients treated with PEGPH20 versus the patients treated without PEGPH20 in the trial.

•
In June 2014, Roche launched the subcutaneous (SC) formulation of MabThera® (rituximab) using rHuPH20 (MabThera SC) in Europe for the treatment of patients with common forms of non-Hodgkin lymphoma (NHL). Roche received European marketing approval in March 2014. The first commercial launch of MabThera SC triggered a $5 million milestone payment under the License and Collaboration Agreement between Halozyme and Roche. Following the launch of Herceptin® SC in September 2013, MabThera SC is the second novel subcutaneous formulation of one of Roche's oncology products using our patented Enhanze technology to be launched in Europe.

•
In March 2014, Roche received European marketing approval for Roche's SC formation of MabThera (rituximab) for the treatment of patients with common forms of non-Hodgkin lymphoma (NHL). This is the second European approval for a novel subcutaneous formulation of one of Roche's oncology products using our rHuPH20 technology.

Results of Operations
Comparison of Years Ended December 31, 2014, 2013 and 2012
Product Sales, Net — Product sales increased in 2014 compared to 2013, by $13.4 million, or 55%, primarily due to a $9.8 million increase in product sales of bulk rHuPH20 for Roche collaboration products and a $4.1 million increase in product sales of Hylenex recombinant. Hylenex recombinant product sales increased to $13.2 million in 2014 from $9.0 million in 2013. Product sales increased in 2013 compared to 2012 by $21.6 million, or 746%, primarily due to $14.8 million in product sales of bulk rHuPH20 for Roche and Baxter collaboration products, Herceptin SC and HyQvia. The increase was also due to a $6.8 million increase in product sales of Hylenex recombinant. Subsequent to the receipt of the European marketing approval of Roche's Herceptin SC product in August 2013 and MabThera SC product in March 2014 and Baxter's HYQVIA product in May 2013, revenue from bulk rHuPH20 supply for these collaboration products was recorded as product sales revenue, instead of revenues under collaborative agreements.
Royalties – Royalty revenue was $9.4 million in 2014 compared to $33,000 in 2013. Royalties relate primarily to sales of Roche's Herceptin SC. The increase was mainly due to the launch of Herceptin SC in September 2013. We recognize royalties on sales of the collaboration products by the collaborators in the quarter following the quarter in which the corresponding sales occur.

Revenues Under Collaborative Agreements — Revenues under collaborative agreements for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	2014	Change	2013	Change	2012
Upfront payments, license maintenance fees and amortization of deferred upfront and license fees:
Janssen	$15,000	n/a	$—	—	$—
Roche	3,028	31%	2,308	14%	2,016
Pfizer	1,000	(33%)	1,500	(84%)	9,500
Baxter	765	27%	604	25%	483
Other	—	(100%)	2,000	(18%)	2,429
	19,793	209%	6,412	(56%)	14,428
Milestone payments:
Roche	—	—	—	(100%)	8,000

Reimbursements for research and development services and supply of bulk rHuPH20:
Roche(1)	6,923	(64%)	19,086	115%	8,897
Baxter(1)	1,209	(70%)	4,059	(40%)	6,742
Pfizer	121	(79%)	589	n/a	—
Other	40	(78%)	181	(87%)	1,371
	8,293	(65%)	23,915	41%	17,010
Total revenues under collaborative agreements	$28,086	(7%)	$30,327	(23%)	$39,438
_______________

(1)
Subsequent to the European approvals of Roche's Herceptin SC product in August 2013 and MabThera SC product in March 2014 and Baxter's HYQVIA product in May 2013, revenue from supply of bulk rHuPH20 for those products to the collaborators was recorded as product sales.

In 2014, we recognized $15.0 million in license fee revenue in connection with the Janssen Collaboration. In 2012, we recognized $9.5 million in license fee revenue in connection with the Pfizer Collaboration. In 2012, we also recognized $8.0 million upon achievement of certain regulatory milestones under the Roche Collaboration. Revenue from reimbursements for research and development services and bulk rHuPh20 supply decreased in 2014 compared to 2013 mainly due to revenue from supply of bulk rHuPH20 for Roche collaboration products being recognized as product sales revenue in the current period, as opposed to revenue from reimbursements for research and development services in the same period in 2013. The decrease was also due to a decrease in reimbursements for manufacturing services to support the launches by Roche and Baxter. Revenue from reimbursements for research and development services and bulk rHuPh20 supply increased in 2013 compared to 2012 due to the increase in reimbursements for manufacturing services to support the launches by Roche. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount of future revenues related to reimbursable research and development services and supply of bulk rHuPH20 is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Cost of Product Sales — Cost of product sales increased in 2014 compared to 2013, by $16.5 million, or 264%, primarily due to the increased product sales of bulk rHuPH20 for Herceptin SC. Cost of product sales increased in 2013 compared to 2012, by $5.2 million, or 471%, primarily due to a $2.8 million increase in cost of product sales related to the increased Hylenex recombinant product sales and $2.3 million in cost of product sales related to the product sales of bulk rHuPH20 for Herceptin SC.

Prior to European marketing approvals of Roche's collaboration products, Herceptin SC in August 2013 and MabThera SC in March 2014, and Baxter's collaboration HYQVIA product in May 2013, all costs related to the manufacturing of bulk rHuPH20 for these collaboration products were charged to research and development expenses in the periods such costs were incurred. Therefore, cost of product sales of bulk rHuPH20 for these collaboration products in 2013 was materially reduced due to the exclusion of the manufacturing costs that were charged to research and development expenses in the periods prior to receiving marketing approvals.
Cost of product sales of bulk rHuPH20 for collaboration products in 2014 excluded $1.0 million in manufacturing costs, of which $0.9 million and $0.1 million were charged to research and development expenses for 2013 and 2012, respectively. Cost of product sales of bulk rHuPH20 for collaboration products in 2013 excluded $10.0 million in manufacturing costs, of which $9.0 million and $1.0 million were charged to research and development expenses in 2013 and 2012, respectively. The estimated selling price of the zero-cost inventory of bulk rHuPH20 for Herceptin SC on hand as of December 31, 2013, was approximately $1.3 million. We sold all of this inventory in 2014. Going forward, the cost of product sales is expected to be approximately 83% of bulk rHuPH20 product sales revenue. There was no HyQvia API inventory on hand as of December 31, 2014 and 2013.
Research and Development — Research and development expenses incurred for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	2014	Change	2013	Change	2012
Programs
Product Candidates:
PEGPH20	$34,857	86%	$18,742	50%	$12,479
Ultrafast insulin program	22,424	(9)%	24,723	371%	5,251
Hylenex recombinant	5,318	(50)%	10,734	(8)%	11,682
HTI-501	1,447	(47)%	2,712	38%	1,962
Enhanze collaborations(1)	6,799	(78)%	31,104	19%	26,152
rHuPH20 platform(2)	5,807	(1)%	5,895	(23)%	7,705
Other	3,044	12%	2,730	(43)%	4,813
Total research and development expenses	$79,696	(18)%	$96,640	38%	$70,044
_______________

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
Research and development expenses relating to our PEGPH20 program in 2014 increased by 86%, compared to 2013 primarily due to the increased clinical trial activities mostly relating to Study 109-202. Research and development expenses relating to Hylenex recombinant program decreased in 2014 by 50% compared to 2013 mainly due to the completion of the technology transfer and validation campaign with a second manufacturer for Hylenex recombinant at the end of 2013. Research and development expenses relating to our Enhanze collaborations in 2014 decreased by 78%, primarily due to a $12.0 million decrease resulting from capitalizing manufacturing costs for approved collaboration products in the current period, an $8.1 million decrease in other outsourced regulatory and manufacturing activities to support Roche and a $2.5 million decrease in preclinical activities to support Baxter. Subsequent to the European approvals of Roche's Herceptin SC product in August 2013 and MabThera SC product in March 2014 and Baxter's HYQVIA product in May 2013, the manufacturing costs of bulk rHuPH20 for these collaboration products were capitalized as inventory. We expect research and development costs to increase in future periods as we continue with our clinical trial programs and continue to develop and manufacture our product candidates.

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
Selling, General and Administrative — Selling, general and administrative (SG&A) expenses increased in 2014 compared to 2013 by $3.6 million, or 11%, due to the increase in compensation costs, including a $2.3 million increase in stock-based compensation.
SG&A expenses increased in 2013 compared to 2012 by $7.5 million, or 30%, primarily due to a $3.9 million increase in compensation costs, including a $0.9 million increase in stock-based compensation, mainly resulting from an increase in headcount and higher bonus accruals, and a $1.8 million increase in marketing activities for Hylenex recombinant product.
Interest Expense — Interest expense included interest expense and amortization of the debt discount related to the long-term debt acquired in December 2012. The increase of $2.3 million in 2014 as compared to 2013 was due to the $20.0 million increase in the principal balance in December 2013.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of December 31, 2014, we had cash, cash equivalents and marketable securities of approximately $135.6 million. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements will depend on the progress and success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and other commercialization activities.
We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. We currently anticipate total net cash burn of approximately $35 million to $45 million for the year ending December 31, 2015, depending on the progress of various preclinical and clinical programs, the timing of our manufacturing scale up and the achievement of various milestones and royalties under our existing collaborative agreements. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborations and cash that we may raise through future transactions. We may finance future cash needs through any one of the following financing vehicles: (i) the public offering of securities; (ii) new collaborative agreements; (iii) expansions or revisions to existing collaborative relationships; (iv) private financings; and/or (v) other equity or debt financings.
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

Cash Flows
Operating Activities
Net cash used in operations was $47.5 million in 2014 compared to $49.3 million of net cash used in operations in 2013. The $1.8 million decrease in utilization of cash in operations was mainly due to the receipt of a $15.0 million license fee payment from the Janssen Collaboration; offset in part by the timing of the collection of accounts receivable and the payment of accounts payable.
Net cash used in operations was $49.3 million in 2013 compared to $64.3 million of net cash used in 2012. The $15.0 million decrease in utilization of cash in operations was mainly due to receipts of the first commercial sale milestone payments totaling $14.0 million in 2013 from Roche and Baxter and timing of the collection of accounts receivable and the payment of accounts payable.
Investing Activities
Net cash used in investing activities was $33.0 million in 2014 compared to $47.9 million in 2013 and $1.4 million in 2012. This decrease in 2014 compared to 2013 was primarily due to a $53.9 million increase in proceeds from maturities of marketable securities; offset in part by a $39.9 million increase in purchases of marketable securities in 2014. The increase in net cash used in investing activities in 2013 as compared to 2012 was primarily due to the purchases of marketable securities of $48.9 million in 2013.
Financing Activities
Net cash provided by financing activities was $114.5 million in 2014 compared to $25.1 million in 2013 and $112.8 million in 2012. Net cash provided by financing activities in 2014 consisted of $107.7 million in net proceeds from the sale of our common stock in February 2014 and $6.8 million in net proceeds from option exercises. Net cash provided by financing activities in 2013 consisted of net proceeds of $20.0 million from the amended long-term debt and $5.1 million in net proceeds from option exercises. Net cash provided by financing activities in 2012 consisted of net proceeds of $81.5 million from the sale of our common stock in February 2012, net proceeds of $29.7 million from long-term debt, and $1.7 million in net proceeds from option exercises.
Long-Term Debt
In December 2013, we entered into an Amended and Restated Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford) and Silicon Valley Bank (SVB) (collectively, the Lenders), amending and restating in its entirety our original loan agreement with the Lenders, dated December 2012. The Loan Agreement provided for an additional $20 million principal amount of new term loan, bringing the total term loan balance to $50 million. The proceeds are to be used for working capital and general business requirements. The amended term loan facility matures on January 1, 2018. The outstanding term loan was $49.9 million as of December 31, 2014, net of unamortized debt discount of $0.1 million.
In January 2015, we and the Lenders entered into a second amendment to the Loan Agreement (the Amendment) amending and restating the loan repayment schedule of the Loan Agreement. The amended and restated loan repayment schedule provides for interest only payments in arrears through January 2016, followed by consecutive equal monthly payments of principal and interest in arrears starting in February 2016 and continuing through the previously established maturity date. Consistent with the original loan, the Loan Agreement provides for a 7.55% interest rate on the term loan and a final interest payment equal to 8.5% of the original principal amount, or $4.25 million, which is due when the term loan becomes due or upon the prepayment of the facility. We have the option to prepay the outstanding balance of the term loan in full, subject to a prepayment fee of 1% to 3% depending upon when the prepayment occurs.
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
Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Contractual Obligations
As of December 31, 2014, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
Contractual Obligations(1,5)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt, including interest(2)	$62,366	$3,775	$58,591	$—	$—
Operating leases(3)	6,519	2,133	4,386	—	—
License payments	250	250	—	—	—
Third-party manufacturing obligations(4)	13,104	13,104	—	—	—
Purchase obligations	456	230	226	—	—
Total	$82,695	$19,492	$63,203	$—	$—
_______________

(1)
Does not include milestone or contractual payment obligations contingent upon the achievement of certain milestones or events if the amount and timing of such obligations are unknown or uncertain. Our in-license agreement is cancelable with written notice within 90 days. We may be required to pay up to approximately $9.3 million in milestone payments, plus sales royalties, in the event that all scientific research under these agreements is successful.

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
Our future capital uses and requirements depend on numerous forward-looking factors. These factors may include, but are not limited to, the following:

•	the rate of progress and cost of research and development activities;

•	the number and scope of our research activities;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	our ability to establish and maintain product discovery and development collaborations, including scale-up manufacturing costs for our collaborators’ product candidates;

•	the amount of royalties from our collaborators;

•	the amount of product sales for Hylenex recombinant;

•	the costs of obtaining and validating additional manufacturers of Hylenex recombinant;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish; and

•	the extent to which we acquire or in-license new products, technologies or businesses.
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
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies - Pending Adoption of Recent Accounting Pronouncements, for a discussion of recent accounting pronouncements and their effect, if any, on us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
As of December 31, 2014, our cash equivalents and marketable securities consisted of investments in money market funds and corporate debt obligations. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. As of December 31, 2014 based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework) (the COSO criteria). Based on our assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on the COSO criteria.

The independent registered public accounting firm that audited the consolidated financial statements that are included in this Annual Report on Form 10-K has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2014. The report appears below.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Halozyme Therapeutics, Inc.
We have audited Halozyme Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Halozyme Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Halozyme Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Halozyme Therapeutics, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2014 of Halozyme Therapeutics, Inc. and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
March 2, 2015

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors is incorporated by reference to our definitive Proxy Statement (the Proxy Statement) to be filed with the Securities and Exchange Commission in connection with our 2015 Annual Meeting of Stockholders under the heading “Election of Directors.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information under the caption “Compliance with Section 16(a) of the Exchange Act” to be contained in the Proxy Statement. The information required by this item regarding our code of ethics is incorporated by reference to the information under the caption “Code of Conduct and Ethics” to be contained in the Proxy Statement. The information required by this item regarding our audit committee is incorporated by reference to the information under the caption “Board Meetings and Committees—Audit Committee” to be contained in the Proxy Statement. The information required by this item regarding material changes, if any, to the process by which stockholders may recommend nominees to our board of directors is incorporated by reference to the information under the caption “Board Meetings and Committees—Nominating and Governance Committee” to be contained in the Proxy Statement.
Executive Officers
Helen I. Torley, M.B. Ch. B., M.R.C.P. (52), President, Chief Executive Officer and Director. Dr. Torley joined Halozyme in January 2014 as President and Chief Executive Officer, and is a member of Halozyme’s Board of Directors. Throughout her career, Dr. Torley has led several successful product launches, including Kyprolis®, Prolia®, Sensipar®, and Miacalcin®. Dr. Torley previously served as Executive Vice President and Chief Commercial Officer for Onyx Pharmaceuticals (Onyx) overseeing the collaboration with Bayer on Nexavar® and Stivarga® and the U.S. launch of Kyprolis. She was responsible for the development of Onyx's commercial capabilities in ex-US markets and in particular, in Europe. Prior to Onyx, Dr. Torley spent 14 years in management positions at Amgen Inc., serving as General Manager of both the US Nephrology Business Unit and the U.S. Bone Health Business Unit. From 1997 to 2002, she held various senior management positions at Bristol-Myers Squibb, including Regional Vice President of Cardiovascular and Metabolic Sales and Head of Cardiovascular Global Marketing. She began her career at Sandoz/Novartis, where she ultimately served as Vice President of Medical Affairs, developing and conducting post-marketing clinical studies across all therapeutic areas, including oncology. Before joining the industry, Dr. Torley was in medical practice as a senior registrar in rheumatology at the Royal Infirmary in Glasgow, Scotland. Dr. Torley received her Bachelor of Medicine and Bachelor of Surgery degrees (M.B. Ch.B.) from the University of Glasgow and is a Member of the Royal College of Physicians (M.R.C.P).
David A. Ramsay (50), Vice President, Chief Financial Officer. Mr. Ramsay joined Halozyme in 2003 as Chief Financial Officer and served in that capacity until 2009 when he was appointed Vice President, Corporate Development. After spending four years in various commercial and operational roles, Mr. Ramsay was appointed Chief Financial Officer. Prior to Halozyme, he served in various financial roles including Vice President, Chief Financial Officer of Lathian Systems. Prior to Lathian, Mr. Ramsay was Vice President, Treasurer of ICN Pharmaceuticals, now called Valeant Pharmaceuticals International, a multinational, specialty pharmaceutical company. Mr. Ramsay joined Valeant from ARCO, where he spent four years in various financial roles, most recently serving as Manager, Financial Planning & Analysis for the company’s Retail Marketing division. Prior to ARCO, he served as Vice President, Controller for Security Pacific Asian Bank, a subsidiary of Security Pacific Corporation. He began his career as an Auditor at Deloitte & Touche, where he obtained his CPA license. Mr. Ramsay received his B.S in Business Administration from the University of California, Berkeley, and his MBA in Finance and Strategic Management from The Wharton School at the University of Pennsylvania.

Athena Countouriotis, M.D. (43), Senior Vice President, Chief Medical Officer. Dr. Countouriotis joined Halozyme in 2015. From February 2012 to January 2015, Dr. Countouriotis served as chief medical officer at Ambit Biosciences Corporation which was acquired by Daiichi Sankyo in November 2014. From August 2007 to February 2012, Dr. Countouriotis was a clinical leader within the Pfizer Inc. Oncology Business Unit. From October 2005 to August 2007, she was director of oncology global clinical research at Bristol-Myers Squibb Company, a publicly-traded global pharmaceutical company, with responsibility for leading clinical development of Sprycel® in acute lymphoblastic leukemia and chronic myeloid leukemia. Earlier in her career, she held the position as associate medical director at Cell Therapeutics, Inc., a biopharmaceutical company. Dr. Countouriotis received a B.S. from the University of California, Los Angeles, and an M.D. at Tufts University School of Medicine. She received her initial training in pediatrics at the University of California, Los Angeles, and additional training at the Fred Hutchinson Cancer Research Center in the Pediatric Hematology/Oncology Program.

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
Equity Compensation Plan Information
The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2014:

Plan Category	Number of Shares to Be Issued upon Exercise of Outstanding Options and Restricted Stock Units (a)	Weighted-Average Exercise Price of Outstanding Options and Restricted Stock Units(2) (b)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders (1)	7,247,452	$9.18	4,681,212
Equity compensation plans not approved by stockholders	—	—	—
	7,247,452	$9.18	4,681,212
_____________________

(1)	Represents stock options and restricted stock units under the Amended and Restated 2011 Stock Plan, 2008 Stock Plan, 2006 Stock Plan, 2005 Outside Directors’ Stock Plan, and 2004 Stock Plan.

(2)	This amount does not include restricted stock units as there is no exercise price for restricted stock units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
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
1.   Financial Statements
2.   List of all Financial Statement schedules.
The following financial statement schedule of Halozyme Therapeutics, Inc. is filed as part of this Annual Report on Form 10-K on page F-33 and should be read in conjunction with the consolidated financial statements of Halozyme Therapeutics, Inc.
Schedule II: Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.
3.   List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)	Exhibits.
The exhibits listed in the accompanying “Exhibit Index” are incorporated herein by reference.

(c)	Financial Statement Schedules. See Item 15(a) 2 above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Date:	March 2, 2015	By:	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
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

Signature	Title	Date

/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.	President and Chief Executive Officer	March 2, 2015
Helen I. Torley, M.B. Ch.B., M.R.C.P.	(Principal Executive Officer), Director

/s/ David A. Ramsay	Vice President and Chief Financial Officer	March 2, 2015
David A. Ramsay	(Principal Financial and Accounting Officer)

/s/ Kathryn E. Falberg	Chair of the Board of Directors	March 2, 2015
Kathryn E. Falberg

/s/ Jean-Pierre Bizzari	Director	March 2, 2015
Jean-Pierre Bizzari

/s/ Kenneth J. Kelley	Director	March 2, 2015
Kenneth J. Kelley

/s/ Randal J. Kirk	Director	March 2, 2015
Randal J. Kirk

/s/ Connie L. Matsui	Director	March 2, 2015
Connie L. Matsui

/s/ John S. Patton, Ph.D.	Director	March 2, 2015
John S. Patton, Ph.D.

/s/ Matthew L. Posard	Director	March 2, 2015
Matthew L. Posard

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Halozyme Therapeutics, Inc.
We have audited the accompanying consolidated balance sheets of Halozyme Therapeutics, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2014.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Halozyme Therapeutics, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Halozyme Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.
/s/    Ernst & Young LLP
San Diego, California
March 2, 2015

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$61,389	$27,357
Marketable securities, available-for-sale	74,234	44,146
Accounts receivable, net	9,149	9,097
Inventories	6,406	6,170
Prepaid expenses and other assets	10,143	8,425
Total current assets	161,321	95,195
Property and equipment, net	2,951	3,422
Prepaid expenses and other assets	1,205	2,676
Restricted cash	500	500
Total assets	$165,977	$101,793

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,003	$3,135
Accrued expenses	13,961	14,369
Deferred revenue, current portion	7,367	7,398
Total current liabilities	24,331	24,902
Deferred revenue, net of current portion	47,267	45,745
Long-term debt, net	49,860	49,772
Other long-term liabilities	3,167	1,364
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock — $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.001 par value; 200,000 shares authorized; 125,721 and 114,534 shares issued and outstanding at December 31, 2014 and 2013, respectively	126	115
Additional paid-in capital	491,694	361,930
Accumulated other comprehensive (loss) income	(41)	17
Accumulated deficit	(450,427)	(382,052)
Total stockholders’ equity (deficit)	41,352	(19,990)
Total liabilities and stockholders’ equity (deficit)	$165,977	$101,793
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Product sales, net	$37,823	$24,439	$2,887
Revenues under collaborative agreements	28,086	30,327	39,438
Royalties	9,425	33	—
Total revenues	75,334	54,799	42,325
Operating expenses:
Cost of product sales	22,732	6,246	1,094
Research and development	79,696	96,640	70,044
Selling, general and administrative	35,942	32,347	24,812
Total operating expenses	138,370	135,233	95,950
Operating loss	(63,036)	(80,434)	(53,625)
Other income (expense):
Investment and other income, net	242	229	73
Interest expense	(5,581)	(3,274)	—
Net loss	$(68,375)	$(83,479)	$(53,552)

Basic and diluted net loss per share	$(0.56)	$(0.74)	$(0.48)

Shares used in computing basic and diluted net loss per share	122,690	112,805	111,077
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(68,375)	$(83,479)	$(53,552)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(58)	17	—
Total comprehensive loss	$(68,433)	$(83,462)	$(53,552)
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net loss	$(68,375)	$(83,479)	$(53,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	15,274	9,538	8,349
Depreciation and amortization	1,762	1,227	1,079
Non-cash interest expense	2,025	156	9
Amortization of premiums on marketable securities, net	1,457	1,116	—
Loss on disposal of equipment	233	—	7
Changes in operating assets and liabilities:
Accounts receivable, net	(52)	6,606	(13,441)
Inventories	(236)	(3,499)	(2,103)
Prepaid expenses and other assets	(265)	1,959	(4,421)
Restricted cash	—	(100)	50
Accounts payable and accrued expenses	(816)	7,888	(3,263)
Deferred revenue	1,490	9,297	2,962
Other liabilities	(15)	(48)	45
Net cash used in operating activities	(47,518)	(49,339)	(64,279)
Investing activities:
Purchases of marketable securities	(88,884)	(48,947)	—
Proceeds from maturities of marketable securities	57,301	3,375	—
Purchases of property and equipment	(1,368)	(2,297)	(1,413)
Net cash used in investing activities	(32,951)	(47,869)	(1,413)
Financing activities:
Proceeds from issuance of common stock, net	107,713	—	81,477
Proceeds from issuance of common stock under equity incentive plans, net	6,788	5,079	1,680
Proceeds from issuance of long-term debt, net	—	19,985	29,661
Net cash provided by financing activities	114,501	25,064	112,818
Net increase (decrease) in cash and cash equivalents	34,032	(72,144)	47,126
Cash and cash equivalents at beginning of period	27,357	99,501	52,375
Cash and cash equivalents at end of period	$61,389	$27,357	$99,501

Supplemental disclosure of cash flow information:
Interest paid	$3,460	$3,099	$19
Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for purchases of property and equipment	$156	$100	$154
Capitalized property and liability associated with a build-to-suit lease arrangement	$—	$(1,450)	$1,450

See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE AT JANUARY 1, 2012	103,989	$104	$255,818	$—	$(245,021)	$10,901
Share-based compensation expense	—	—	8,349	—	—	8,349
Issuance of common stock for cash, net	7,820	8	81,469	—	—	81,477
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	526	1	1,679	—	—	1,680
Issuance of restricted stock awards	374	—	—	—	—	—
Net loss	—	—	—	—	(53,552)	(53,552)
BALANCE AT DECEMBER 31, 2012	112,709	113	347,315	—	(298,573)	48,855
Share-based compensation expense	—	—	9,538	—	—	9,538
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	1,363	1	5,078	—	—	5,079
Issuance of restricted stock awards	462	1	(1)	—	—	—
Other comprehensive income	—	—	—	17	—	17
Net loss	—	—	—	—	(83,479)	(83,479)
BALANCE AT DECEMBER 31, 2013	114,534	115	361,930	17	(382,052)	(19,990)
Share-based compensation expense	—	—	15,274	—	—	15,274
Issuance of common stock for cash, net	8,846	9	107,704	—	—	107,713
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	1,552	1	6,787	—	—	6,788
Issuance of restricted stock awards	789	1	(1)	—	—	—
Other comprehensive loss	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	(68,375)	(68,375)
BALANCE AT DECEMBER 31, 2014	125,721	$126	$491,694	$(41)	$(450,427)	$41,352
See accompanying notes to consolidated financial statements.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements

1.	Organization and Business
Halozyme Therapeutics, Inc. is seeking to translate our unique knowledge of the tumor microenvironment to create novel therapies that can improve cancer survival. Our research focuses on human enzymes that alter the extracellular matrix and tumor microenvironment. The extracellular matrix is a complex matrix of proteins and carbohydrates surrounding the cell that provides structural support in tissues and orchestrates many important biological activities, including cell migration, signaling and survival. Over many years, we have developed unique technology and scientific expertise enabling us to pursue this target-rich environment for the development of therapies.
Our proprietary enzymes can be used to facilitate the delivery of injected drugs and fluids, potentially enhancing the efficacy and the convenience of other drugs or can be used to alter abnormal tissue structures for clinical benefit. We have chosen to exploit our technology and expertise in a balanced way to modulate both risk and spend by: (1) developing our own proprietary products in therapeutic areas with significant unmet medical needs, with a focus on oncology, and (2) licensing our technology to biopharmaceutical companies to collaboratively develop products which combine our technology with the collaborators' proprietary compounds.
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
Our proprietary development pipeline consists primarily of clinical stage product candidates in oncology and diabetes. Our lead oncology program is PEGPH20 (PEGylated recombinant human hyaluronidase), a new molecular entity, under development for the systemic treatment of tumors that accumulate HA. When HA accumulates in a tumor, it can cause higher pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. PEGPH20 works by temporarily degrading HA surrounding some cancer cells and results in reduced pressure and increased blood flow to the cancer with increased amounts of anticancer treatments administered concomitantly gaining access to the tumor. We are currently in Phase 2 clinical testing for PEGPH20 in metastatic pancreatic cancer (Study 109-202), and we have recently initiated a clinical trial in non-small cell lung cancer (Study 107-201).
Regarding Enhanze, we currently have collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Baxter Healthcare Corporation (Baxter), Pfizer Inc. (Pfizer) and Janssen Biotech, Inc. (Janssen), with one product approved in the U.S. and three products approved for marketing in Europe from which we are receiving royalties and several others at various stages of development.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, we have reclassified $0.6 million from accrued expenses to other long-term liabilities in the consolidated balance sheet at December 31, 2013.
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
Restricted Cash
Under the terms of the leases on our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At December 31, 2014 and 2013, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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
Our financial instruments include cash equivalents, available-for-sale marketable securities, accounts receivable, prepaid expenses, accounts payable, accrued expenses and long-term debt. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. Further, based on the borrowing rates currently available for loans with similar terms, we believe the fair value of long-term debt approximates its carrying value.
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
The following table summarizes, by major security type, our cash equivalents and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	December 31, 2014			December 31, 2013
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$42,685	$—	$42,685	$5,711	$—	$5,711

Available-for-sale marketable securities:
Corporate debt securities	—	74,234	74,234	—	35,147	35,147
Commercial paper	—	—	—	—	5,999	5,999
Certificate of deposit	—	—	—	—	3,000	3,000
	$42,685	$74,234	$116,919	$5,711	$44,146	$49,857
There were no transfers between Level 1 and Level 2 of the fair value hierarchy for the years ended December 31, 2014 and 2013. We have no instruments that are classified within Level 3 as of December 31, 2014 and 2013.
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
We are also subject to credit risk from our accounts receivable related to our product sales and revenues under our license and collaborative agreements. We have license and collaborative agreements with pharmaceutical companies under which we receive payments for license fees, milestone payments for specific achievements designated in the collaborative agreements, reimbursements of research and development services and supply of bulk formulation of rHuPH20. In addition, we sell Hylenex® recombinant in the United States to a limited number of established wholesale distributors in the pharmaceutical industry. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is not required. Management monitors our exposure to accounts receivable by periodically evaluating the collectibility of the accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, we recorded no allowance for doubtful accounts at December 31, 2014 and 2013. Approximately 76% and 81% of the accounts receivable balance at December 31, 2014 and 2013, respectively, represents amounts due from Roche and Pfizer.

The following table indicates the percentage of total revenues in excess of 10% with any single customer:

	Year Ended December 31,
	2014	2013	2012
Roche	57%	64%	45%
Janssen	20%	—	—
Baxter	3%	10%	17%
Pfizer	1%	4%	22%
We attribute revenues under collaborative agreements to the individual countries where the collaborator is headquartered. We attribute revenues from product sales to the individual countries to which the product is shipped. Worldwide revenues from external customers are summarized by geographic location in the following table (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$31,397	$19,019	$22,724
Switzerland	42,791	35,157	18,913
All other foreign	1,146	623	688
Total revenues	$75,334	$54,799	$42,325
For the years ended December 31, 2014, 2013 and 2012, we had no foreign based operations. As of December 31, 2014 and 2013, we had $0.4 million and $0.8 million of research equipment in Germany.
We rely on two third-party manufacturers for the supply of bulk rHuPH20 for use in the manufacture of Hylenex recombinant and our other collaboration products and product candidates. Payments due to these suppliers represented 0% and 9% of the accounts payable balance at December 31, 2014 and 2013, respectively. We also rely on a third-party manufacturer for the fill and finish of Hylenex recombinant product under a contract. Payments due to this supplier represented 6% and 2% of the accounts payable balance at December 31, 2014 and 2013, respectively.
Accounts Receivable, Net
Accounts receivable is recorded at the invoiced amount and is non-interest bearing. Accounts receivable is recorded net of allowances for doubtful accounts, cash discounts for prompt payment, distribution fees and chargebacks. We recorded no allowance for doubtful accounts at December 31, 2014 and 2013 as the collectibility of accounts receivable was reasonably assured.
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
As of December 31, 2014 and 2013, inventories consisted of $3.0 million and $2.6 million of Hylenex recombinant inventory, respectively, and $3.4 million and $3.5 million of bulk rHuPH20, respectively, for use in the manufacture of Roche's collaboration products. Roche received European marketing approval for Herceptin SC® and MabThera® SC in August 2013 and March 2014, respectively. As such, direct manufacturing costs of bulk rHuPH20 for these collaboration products incurred after the receipt of the European marketing approvals are capitalized as inventory.

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
Impairment of Long-Lived Assets
We account for long-lived assets in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. For the year ended December 31, 2014, we recorded an impairment of $0.2 million relating to manufacturing equipment. For the year ended December 31, 2013, there was no impairment of the value of long-lived assets.
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
Bulk rHuPH20
Subsequent to receiving marketing approval from the FDA or comparable regulatory agencies in foreign countries, sales of bulk rHuPH20 for use in collaboration commercial products are recognized as product sales when the materials have met all the specifications required for the customer's acceptance and title and risk of loss have transferred to the customer. Following the receipts of European marketing approvals of Roche's Herceptin SC product in August 2013 and MabThera SC product in March 2014 and Baxter's HYQVIA® product in May 2013, revenue from the sales of bulk rHuPH20 for these collaboration products are recognized as product sales. For the years ended December 31, 2014 and 2013, we recognized $23.5 million and $13.7 million in product sales of bulk rHuPH20 for Roche's collaboration products, respectively. For the years ended December 31, 2014 and 2013, we recognized zero and $1.1 million in product sales of bulk rHuPH20 for Baxter's collaboration product, respectively.

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
Prior to European marketing approvals of Roche's collaboration products Herceptin SC in August 2013 and MabThera SC in March 2014, and Baxter's collaboration product HYQVIA in May 2013, all costs related to the manufacturing of bulk rHuPH20 for these collaboration products were charged to research and development expenses in the periods such costs were incurred. Therefore, cost of product sales of these bulk rHuPH20 for the year ended December 31, 2013 was materially reduced due to the exclusion of the manufacturing costs that were charged to research and development expenses in the periods prior to receiving marketing approvals.
For the year ended December 31, 2014, cost of product sales of bulk rHuPH20 excluded $1.0 million in manufacturing costs, of which $0.9 million and $0.1 million were charged to research and development expenses in the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2013, cost of product sales of bulk rHuPH20 excluded $10.0 million in manufacturing costs, of which $9.0 million and $1.0 million were charged to research and development expenses in the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, bulk rHuPH20 inventory for collaboration products which were sold in 2014 excluded $1.0 million in manufacturing costs. There was no bulk rHuPH20 for HyQvia on hand as of December 31, 2014 and 2013.
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
Share-Based Compensation
We record compensation expense associated with stock options and other share-based awards in accordance with the authoritative guidance for stock-based compensation. The cost of employee services received in exchange for an award of an equity instrument is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense on a straight-line basis, net of estimated forfeitures, over the requisite service period of the award. Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense for an award with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. As share-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 10% for employees for the years ended December 31, 2014, 2013 and 2012 based on our historical experience for the years then ended.
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
Net Loss Per Share
Basic net loss per common share is computed by dividing loss for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Stock options, unvested restricted stock awards (“RSAs”) and unvested restricted stock units (“RSUs”) are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive. Because of our net loss, outstanding stock options, outstanding RSUs and unvested RSAs totaling approximately 8,405,903, 8,070,141 and 7,444,333 were excluded from the calculation of diluted net loss per common share for the years ended December 31, 2014, 2013 and 2012, respectively, because their effect was anti-dilutive. Since the performance conditions for performance restricted stock units (“PRSUs”) were not satisfied at December 31, 2014, such securities are excluded from potentially dilutive securities.

Segment Information
We operate our business in one segment, which includes all activities related to the research, development and commercialization of our proprietary enzymes. This segment also includes revenues and expenses related to (i) research and development and API manufacturing activities conducted under our collaborative agreements with third parties and (ii) product sales of Hylenex recombinant. The chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment.
Pending Adoption of Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements — Going Concern (“ASU 2014-15”). The provisions of ASU 2014-15 provide that in connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 is effective for the annual reporting period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The adoption of ASU 2014-15 will not have a material impact on our consolidated financial position or results of operations.
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
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The provisions of ASU 2013-11 require entities to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exists at the reporting date and presumes disallowance of the tax position at the reporting date. The guidance will eliminate the diversity in practice in the presentation of unrecognized tax benefits but will not alter the way in which entities assess deferred tax assets for realizability. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. The amendments should be applied prospectively to unrecognized tax benefits that exist at the effective date. Early adoption is permitted. The adoption of ASU 2013-11 will not have a material impact on our consolidated financial position or results of operations.

3.	Marketable Securities
Available-for-sale marketable securities consisted of the following (in thousands):

	December 31, 2014
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$74,275	$2	$(43)	$74,234

	December 31, 2013
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$35,130	$20	$(3)	$35,147
Commercial paper	5,999	—	—	5,999
Certificate of deposit	3,000	—	—	3,000
	$44,129	$20	$(3)	$44,146
As of December 31, 2014, all of our available-for-sale marketable securities were scheduled to mature within the next twelve months. There were $57.3 million of available-for-sale securities that matured during the year ended December 31, 2014. There were no realized gains or losses for the year ended December 31, 2014 and 2013. As of December 31, 2014, we had 14 available-for-sale marketable securities in a gross unrealized loss position, all of which had been in such position for less than twelve months. Based on our review of these marketable securities, we believe we had no other-than-temporary impairments on these securities as of December 31, 2014 because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

4.	Collaborative Agreements
Roche Collaboration
In December 2006, we and Roche entered into a license and collaborative agreement under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of our patented rHuPH20 enzyme and up to thirteen Roche target compounds (the “Roche Collaboration”). As of December 31, 2014, Roche had elected a total of five exclusive targets and retains the option to develop and commercialize rHuPH20 with three additional targets, provided that Roche continues to pay annual maintenance fees to us. Roche received European marketing approval in August 2013 for its collaboration product, Herceptin SC, for the treatment of patients with HER2-positive breast cancer and launched Herceptin SC in the European Union (“EU”) in September 2013.
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
As of December 31, 2014, we have received $78.3 million, excluding royalties and reimbursements for providing research and development services and supplying bulk rHuPH20, from Roche. The amounts received consisted of the $20.0 million upfront license fee payment for the application of rHuPH20 to the initial three Roche exclusive targets, $22.3 million in connection with Roche's election of two additional exclusive targets and annual license maintenance fees for the right to designate the remaining targets as exclusive targets, $13.0 million in clinical development milestone payments, $8.0 million in regulatory milestone payments and $15.0 million in sales-based payments. Due to our continuing involvement obligations (for example, support activities associated with rHuPH20), revenues from the upfront payment, exclusive designation fees, annual license maintenance fees and sales-based payment were deferred and are being amortized over the remaining term of the Roche Collaboration.
For the years ended December 31, 2014, 2013 and 2012, we recognized approximately $8.1 million, $4.6 million, and $2.0 million, respectively, of Roche deferred revenues as revenues under collaborative agreements. In addition, for the years ended December 31, 2014, 2013 and 2012, we recognized approximately $2.0 million, $1.3 million and $1.4 million, respectively, of deferred bulk rHuPH20 sales revenue as product sales revenue. Total Roche deferred revenues was approximately $42.7 million and $41.6 million as of December 31, 2014 and 2013, respectively. For the year ended December 31, 2012, we recognized $8.0 million as revenues under collaborative agreements in accordance with the Milestone Method related to the achievement of certain regulatory milestones pursuant to the terms of the Roche Collaboration. No such revenues were recognized for the years ended December 31, 2014 and 2013.
Gammagard Collaboration
In September 2007, we entered into a license and collaborative agreement with Baxter, under which Baxter obtained a worldwide, exclusive license to develop and commercialize HYQVIA, a combination of Baxter's current product GAMMAGARD LIQUID™ and our patented rHuPH20 enzyme (the “Baxter Collaboration”). In May 2013, the European Commission granted Baxter marketing authorization in all EU Member States for the use of HYQVIA (solution for subcutaneous use), a combination of GAMMAGARD LIQUID and rHuPH20 in dual vial units, as replacement therapy for adult patients with primary and secondary immunodeficiencies. Baxter launched HYQVIA in the first EU country in July 2013 and in additional EU countries in the second half of 2013 and in 2014. The FDA approved HYQVIA for treatment of adult patients with primary immunodeficiency in September 2014. In October 2014, Baxter announced the launch and first shipments of HYQVIA in the U.S.
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

As of December 31, 2014, we have received $17.0 million under the Gammagard Collaboration, excluding royalties. The amounts received consisted of the $10.0 million upfront license fee payment, a $3.0 million regulatory milestone payment and a $4.0 million sales-based payment. Baxter pays us a royalty on HYQVIA consisting of a mid-single digit percent of the net sales of such product. Due to our continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), the upfront and sales-based payments were deferred and are being recognized over the term of the Baxter Collaboration. We recognized revenue from the upfront and sales-based payments in the amount of approximately $0.8 million, $0.6 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Deferred revenue relating to the upfront and sales-based payments under the Gammagard Collaboration was approximately $10.9 million and $10.5 million as of December 31, 2014 and 2013, respectively.
Other Collaborations
In December 2014, we and Janssen entered into a collaboration and license agreement, under which Janssen has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Janssen proprietary biologics directed at up to five targets (the “Janssen Collaboration”). Targets may be selected on an exclusive or non-exclusive basis. As of December 31, 2014, we have received a $15.0 million payment for the license fee of one specified exclusive target and the right to elect four additional targets in the future upon payment of additional fees. Unless terminated earlier in accordance with its terms, the Janssen Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Janssen Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. Janssen may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 90 days prior written notice to us. Upon any such termination, the license granted to Janssen (in total or with respect to the terminated target, as applicable) will terminate, provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid-up.
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Pfizer proprietary biologics directed at up to six targets (the “Pfizer Collaboration”). Targets may be selected on an exclusive or non-exclusive basis. As of December 31, 2014, we have received $11.0 million in upfront and license fee payments for the licenses to four specified exclusive targets and two additional targets which Pfizer has the right to elect in the future upon payment of additional fees. Unless terminated earlier in accordance with its terms, the Pfizer Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Pfizer Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. Pfizer may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 30 days prior written notice to us. Upon any such termination, the license granted to Pfizer (in total or with respect to the terminated target, as applicable) will terminate, provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid-up.

At the inception of the Pfizer and Janssen arrangements, we identified the deliverables in each arrangement to include the license, research and development services and supply of bulk rHuPH20. We have determined that the license, research and development services and supply of bulk rHuPH20 individually represent separate units of accounting, because each deliverable has standalone value. The estimated selling prices for these units of accounting were determined based on market conditions, the terms of comparable collaborative arrangements for similar technology in the pharmaceutical and biotech industry and entity-specific factors such as the terms of our previous collaborative agreements, our pricing practices and pricing objectives. The arrangement consideration was allocated to the deliverables based on the relative selling price method and the nature of the research and development services to be performed for the collaborator.
The amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (the noncontingent amount). As such, we excluded from the allocable arrangement consideration the milestone payments, annual exclusivity fees and royalties regardless of the probability of receipt. Based on the results of our analysis, we allocated the $11.0 million license fees from Pfizer and the $15.0 million upfront license fee from Janssen to the license fee deliverable under each of the arrangements. We determined that the upfront payments were earned upon the granting of the worldwide, exclusive right to our technology to the collaborators in these arrangements. As a result, we recognized the $11.0 million license fees under the Pfizer Collaboration and the $15.0 million upfront license fee under the Janssen Collaboration as revenues under collaborative agreements in the period when such license fees were earned. There were no revenues recognized related to milestone payments under these collaborations for the years ended December 31, 2014, 2013 and 2012.
The collaborators are each solely responsible for the development, manufacturing and marketing of any products resulting from their respective collaborations. We are entitled to receive payments for research and development services and supply of rHuPH20 API to these collaborators if requested by such collaborator. We recognize amounts allocated to research and development services as revenues under collaborative agreements as the related services are performed. We recognize amounts allocated to the sales of API as revenues under collaborative agreements when such API has met all required specifications by the collaborators and the related title and risk of loss and damages have passed to the collaborators. We cannot predict the timing of delivery of research and development services and API as they are at the collaborators' requests.
In May 2011 and June 2011, we entered into collaboration and license agreements with ViroPharma Incorporated and Intrexon Corporation, respectively. These collaboration agreements were terminated effective May 2014.
Pursuant to the terms of our collaboration agreements with Roche and Pfizer, certain future payments meet the definition of a milestone in accordance with the Milestone Method of Accounting. We are entitled to receive additional milestone payments for the successful development of the elected targets in the aggregate of up to approximately $55.0 million upon achievement of specified clinical development milestone events and up to approximately $12.0 million upon achievement of specified regulatory milestone events in connection with specified regulatory filings and receipt of marketing approvals.

5.	Certain Balance Sheet Items
Accounts receivable, net consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Accounts receivable from product sales to collaborators	$6,361	$4,495
Accounts receivable from other product sales	2,133	1,505
Accounts receivable from revenues under collaborative agreements	1,266	3,707
Subtotal	9,760	9,707
Allowance for distribution fees and discounts	(611)	(610)
Total accounts receivable, net	$9,149	$9,097

Inventories consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Raw materials	$553	$1,137
Work-in-process	5,207	4,280
Finished goods	646	753
Total inventories	$6,406	$6,170
Prepaid expenses and other assets consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Prepaid manufacturing expenses	$6,339	$5,884
Prepaid research and development expenses	2,380	3,522
Other prepaid expenses	1,094	1,339
Other assets	1,535	356
Total prepaid expenses and other assets	11,348	11,101
Less long-term portion	1,205	2,676
Total prepaid expenses and other assets, current	$10,143	$8,425
Property and equipment, net consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Research equipment	$8,474	$7,714
Computer and office equipment	2,178	1,949
Leasehold improvements	1,518	1,408
Subtotal	12,170	11,071
Accumulated depreciation and amortization	(9,219)	(7,649)
Property and equipment, net	$2,951	$3,422
Depreciation and amortization expense was approximately $1.8 million, $1.2 million and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Accrued expenses consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Accrued compensation and payroll taxes	$5,923	$7,075
Accrued outsourced research and development expenses	4,383	3,377
Accrued outsourced manufacturing expenses	2,112	3,233
Other accrued expenses	2,023	1,235
Total accrued expenses	14,441	14,920
Less long-term accrued outsourced research and development expenses	480	551
Total accrued expenses, current	$13,961	$14,369

Long-term accrued outsourced research and development is included in other long-term liabilities in the consolidated balance sheets.
Deferred revenue consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Collaborative agreements	$53,479	$51,185
Product sales	1,155	1,958
Total deferred revenue	54,634	53,143
Less current portion	7,367	7,398
Deferred revenue, net of current portion	$47,267	$45,745

6.	Long-Term Debt, Net
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
In January 2015, we entered into the second amendment to the Loan Agreement with the Lenders, amending and restating the loan repayment schedules of the Loan Agreement. The amended and restated term loan repayment schedule provides for interest only payments through January 2016, followed by consecutive equal monthly payments of principal and interest in arrears starting in February 2016 and continuing through the previously established maturity date of January 2018. Consistent with the original loan, the Loan Agreement provides for a 7.55% interest rate on the term loan and a final interest payment equal to 8.5% of the original principal amount, or $4.25 million, which is due when the term loan becomes due or upon the prepayment of the facility. We have the option to prepay the outstanding balance of the term loan in full, subject to a prepayment fee of 1% to 3% depending upon when the prepayment occurs.
In connection with the term loan, the debt offering costs have been recorded as a debt discount in our consolidated balance sheets which, together with the final payment and fixed interest rate payments, are being amortized and recorded as interest expense throughout the life of the term loan using the effective interest rate method.
The amended term loan is secured by substantially all of the assets of the Company and our subsidiary, Halozyme, Inc., except that the collateral does not include any equity interests in Halozyme, Inc., any intellectual property (including all licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The Loan Agreement contains customary representations, warranties and covenants by us, which covenants limit our ability to convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses currently engaged in by us or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; make payments on any subordinated debt; and enter into transactions with any of our affiliates outside of the ordinary course of business or permit our subsidiaries to do the same. In addition, subject to certain exceptions, we are required to maintain with SVB our primary deposit accounts, securities accounts and commodities, and to do the same for our domestic subsidiary.
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
 As of December 31, 2014, we were in compliance with all material covenants under the Loan Agreement and there was no material adverse change in our business, operations or financial condition.
Future maturities and interest payments under the term loan as of December 31, 2014, are as follows (in thousands):

2015	$3,775
2016	25,077
2017	27,013
2018	6,501
2019	—
Total minimum payments	62,366
Less amount representing interest	(12,366)
Gross balance of long-term debt	50,000
Less unamortized debt discount	(140)
Present value of long-term debt	49,860
Less current portion of long-term debt	—
Long-term debt, less current portion and unamortized debt discount	$49,860
Interest expense, including amortization of debt discount, related to the long-term debt for the years ended December 31, 2014 and 2013 was approximately $5.6 million and $3.3 million, respectively.

7.	Stockholders’ Equity (Deficit)
During 2014, we issued an aggregate of 1,432,206 shares of common stock, in connection with the exercises of stock options for cash in the aggregate amount of approximately $7.8 million. In addition, we issued 789,345 shares of common stock, net of RSAs canceled, in connection with the grants of RSAs and 120,043 shares of common stock upon vesting of certain RSUs. The RSU holders surrendered 74,325 RSUs to pay for minimum withholding taxes totaling approximately $1.0 million.
In February 2014, we completed an underwritten public offering and issued 8,846,153 shares of common stock, including 1,153,846 shares sold pursuant to the full exercise of an over-allotment option granted to the underwriters. All of the shares were offered at a public offering price of $13.00 per share, generating approximately $107.7 million in net proceeds.
During 2013, we issued an aggregate of 1,270,362 shares of common stock in connection with the exercises of stock options for cash in the aggregate amount of approximately $5.5 million. In addition, we issued 461,729 shares of common stock, net of RSAs canceled, in connection with the grants of RSAs and 92,201 shares of common stock upon vesting of certain RSUs. The RSU holders surrendered 61,923 RSUs to pay for minimum withholding taxes totaling approximately $0.4 million.
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
We currently grant stock options, restricted stock awards and restricted stock units under the Amended and Restated 2011 Stock Plan ("2011 Stock Plan"). In May 2013, our stockholders approved the Amended and Restated 2011 Stock Plan, which provides for the grant of up to 12.5 million shares of common stock (subject to certain limitations as described in the Amended and Restated 2011 Stock Plan) to selected employees, consultants and non-employee members of our Board of Directors (“Outside Directors”) as stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards. The 2011 Stock Plan was approved by the stockholders. Awards are subject to terms and conditions established by the Compensation Committee of our Board of Directors. During the year ended December 31, 2014, we granted share-based awards under the 2011 Stock Plan. At December 31, 2014, 7,247,452 shares were subject to outstanding awards and 4,681,212 shares were available for future grants of share-based awards. At the present time, management intends to issue new common shares upon the exercise of stock options, issuance of restricted stock awards and settlement of restricted stock units.
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Research and development	$7,939	$4,476	$4,191
Selling, general and administrative	7,335	5,062	4,158
Share-based compensation expense	$15,274	$9,538	$8,349
Total unrecognized estimated compensation expense by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	December 31, 2014
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$15,675	2.7
RSAs	$7,153	1.6
RSUs	$3,991	2.6
Cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) are classified as cash inflows provided by financing activities and cash outflows used in operating activities. Due to our net loss position, no tax benefits have been recognized in the consolidated statements of cash flows.
Stock Options. Options granted under the Plans must have an exercise price equal to at least 100% of the fair market value of our common stock on the date of grant. The options will generally have a maximum contractual term of ten years and vest at the rate of one-fourth of the shares on the first anniversary of the date of grant and 1/48 of the shares monthly thereafter. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).

A summary of our stock option award activity as of and for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	5,869,784	$5.82
Granted	1,215,442	$9.90
Exercised	(444,637)	$4.56
Canceled/forfeited	(260,722)	$8.34
Outstanding at December 31, 2012	6,379,867	$6.59
Granted	1,806,392	$7.14
Exercised	(1,270,362)	$4.34
Canceled/forfeited	(214,982)	$8.18
Outstanding at December 31, 2013	6,700,915	$7.11
Granted	2,271,143	$13.02
Exercised	(1,432,206)	$5.43
Canceled/forfeited	(1,185,960)	$9.39
Outstanding at December 31, 2014	6,353,892	$9.18	6.5	$11.2	million
Vested and expected to vest at December 31, 2014	6,025,883	$9.05	6.4	$10.9	million
Exercisable at December 31, 2014	3,944,408	$7.36	4.6	$8.9	million
The weighted average grant-date fair values of options granted during the years ended December 31, 2014, 2013 and 2012 were $8.13 per share, $4.40 per share and $5.63 per share, respectively. The intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was approximately $8.1 million, $8.3 million and $2.9 million, respectively. Cash received from stock option exercises for the years ended December 31, 2014, 2013 and 2012 was approximately $7.8 million, $5.5 million and $2.0 million, respectively.
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

	Year Ended December 31,
	2014	2013	2012
Expected volatility	66.6-71.8%	70.1-72.5%	64.0-69.2%
Average expected term (in years)	5.7	5.7	5.6
Risk-free interest rate	1.73-2.04%	0.86-2.00%	0.80-1.15%
Expected dividend yield	0%	0%	0%

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
The following table summarizes our restricted stock award activity during the years ended December 31, 2014, 2013 and 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2012	347,883	$6.51
Granted	380,158	$10.29
Vested	(339,758)	$6.51
Forfeited	(5,963)	$10.81
Unvested at December 31, 2012	382,320	$10.21
Granted	476,096	$6.88
Vested	(211,178)	$8.78
Forfeited	(14,367)	$8.17
Unvested at December 31, 2013	632,871	$8.23
Granted	1,055,122	$11.15
Vested	(263,765)	$8.33
Forfeited	(265,777)	$10.86
Unvested at December 31, 2014	1,158,451	$10.26
The fair value of the restricted stock awards is based on the market value of our common stock on the date of grant. The total grant-date fair value of restricted stock awards vested during the years ended December 31, 2014, 2013 and 2012 was approximately $2.2 million, $1.9 million and $2.2 million, respectively. We recognized approximately $5.4 million, $2.2 million and $2.1 million of share-based compensation expense related to restricted stock awards for the years ended December 31, 2014, 2013 and 2012, respectively.

Restricted Stock Units. A restricted stock unit is a promise by us to issue a share of our common stock upon vesting of the unit. The restricted stock units will generally vest at the rate of one-fourth of the shares on each anniversary of the date of grant.
The following table summarizes our restricted stock unit activity during the years ended December 31, 2014, 2013 and 2012:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Unvested at January 1, 2012	148,000
Granted	682,146	$10.61
Vested	(128,000)
Forfeited	(20,000)
Outstanding at December 31, 2012	682,146
Granted	323,700	$6.69
Vested	(154,124)
Forfeited	(115,367)
Outstanding at December 31, 2013	736,355	$9.06
Granted	305,535	$13.71
Vested	(194,368)	$9.12
Forfeited	(385,200)	$8.84
Outstanding at December 31, 2014	462,322	$11.12	2.6	$4.5	million
The estimated fair value of the restricted stock units was based on the market value of our common stock on the date of grant. The total intrinsic value of restricted stock units vested during the years ended December 31, 2014, 2013 and 2012 was approximately $2.6 million, $1.1 million and $0.9 million, respectively. We recognized approximately $2.0 million, $1.8 million and $1.5 million of share-based compensation expense related to the restricted stock units for the years ended December 31, 2014, 2013 and 2012, respectively.
In July 2014, we granted 540,742 PRSUs to our executive officers, which are not included in the table above. For the year ended December 31, 2014, there were 109,504 PRSUs forfeited. As of December 31, 2014, the aggregate intrinsic value of the 431,238 PRSUs outstanding was $4.2 million. For the year ended December 31, 2014, there was no expense recognized related to the PRSUs, as the achievement of the performance conditions was not determined to be probable.

9.	Commitments and Contingencies
Operating Leases
Our administrative offices and research facilities are located in San Diego, California. We lease an aggregate of approximately 76,000 square feet of office and research space in four buildings. The leases commenced in June 2011 and November 2013 and continue through January 2018. The leases are subject to approximately 2.5% to 3.0% annual increases throughout the terms of the leases. We also pay a pro rata share of operating costs, insurance costs, utilities and real property taxes.
We received incentives under the leases, including tenant improvement allowances and reduced or free rent, which the unamortized deferred rent balances associated with these incentives was $1.0 million as of December 31, 2014 and 2013.
Additionally, we lease certain office equipment under operating leases. Total rent expense was approximately $1.9 million, $1.7 million and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Approximate annual future minimum operating lease payments as of December 31, 2014 are as follows (in thousands):

Year:	Operating Leases
2015	$2,133
2016	2,142
2017	2,162
2018	82
Total minimum lease payments	$6,519
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
In March 2010, we entered into a Commercial Supply Agreement with Cook (the “Cook Commercial Supply Agreement”). Under the terms of the Cook Commercial Supply Agreement, Cook will manufacture certain batches of bulk rHuPH20 that will be used for commercial supply of certain products and product candidates. Under the terms of the Cook Commercial Supply Agreement, we are committed to certain minimum annual purchases of bulk rHuPH20 equal to four quarters of forecasted supply. At December 31, 2014, we had no minimum purchase obligation in connection with the Cook Commercial Supply Agreement.
In March 2010, we amended our Commercial Supply Agreement (the “March 2010 Avid Amendment”) with Avid Bioservices, Inc. (“Avid”) which was originally entered into in February 2005 and amended in December 2006. Under the terms of the March 2010 Avid Amendment, we are committed to certain minimum annual purchases of bulk rHuPH20 equal to three quarters of forecasted supply. In addition, Avid has the right to manufacture and supply a certain percentage of bulk rHuPH20 that will be used in Hylenex recombinant. At December 31, 2014, we had no minimum purchase obligations with this agreement.
In March 2010, we entered into a second Commercial Supply Agreement with Avid (the “Avid Commercial Supply Agreement”). Under the terms of the Avid Commercial Supply Agreement, we are committed to certain minimum annual purchases of bulk rHuPH20 equal to three quarters of forecasted supply. In addition, Avid has the right to manufacture and supply a certain percentage of bulk rHuPH20 that will be used in the collaboration products. At December 31, 2014, we had a $9.6 million minimum purchase obligation in connection with this agreement.
In June 2011, we entered into a commercial manufacturing and supply agreement with Baxter, under which Baxter provides the final fill and finishing steps in the production process of Hylenex recombinant for a limited period of time. The initial term of the agreement with Baxter was extended to December 31, 2015, subject to further extensions in accordance with the terms and conditions of the agreement. At December 31, 2014, we had a minimum purchase obligation in connection with this agreement of approximately $1.7 million.
In June 2011, we entered into a services agreement with another third party manufacturer for the technology transfer and manufacture of Hylenex recombinant. At December 31, 2014, we had a $1.2 million minimum purchase obligation in connection with this agreement.
Contingencies
We have entered into an in-licensing agreement with a research organization, which is cancelable at our option with 90 days written notice. Under the terms of this agreement, we have received license to know-how and technology claimed, in certain patents or patent applications. We are required to pay fees, milestones and/or royalties on future sales of products employing the technology or falling under claims of a patent, and some of the agreements require minimum royalty payments. We continually reassess the value of the license agreement. If the in-licensed and research candidate is successfully developed, we may be required to pay milestone payments of approximately $9.3 million over the life of this agreement in addition to royalties on sales of the affected products. Due to the uncertainties of the development process, the timing and probability of the milestone and royalty payments cannot be accurately estimated.

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
Significant components of our net deferred tax assets at December 31, 2014 and 2013 are shown below (in thousands). A valuation allowance of $179.0 million and $162.0 million has been established to offset the net deferred tax assets as of December 31, 2014 and 2013, respectively, as realization of such assets is uncertain.

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$120,707	$116,572
Deferred revenue	18,034	13,324
Research and development credits	34,146	28,867
Share-based compensation	5,381	2,495
Other, net	891	853
	179,159	162,111
Valuation allowance for deferred tax assets	(178,965)	(161,968)
Deferred tax assets, net of valuation	194	143
Deferred tax liabilities:
Depreciation	(194)	(143)
Net deferred tax liabilities	(194)	(143)
Net deferred tax assets	$—	$—
The provision for income taxes on earnings subject to income taxes differs from the statutory federal income tax rate due to the following (in thousands):

	December 31,
	2014	2013	2012
Federal income tax at 34%	$(23,247)	$(28,383)	$(18,208)
State income tax, net of federal benefit	(1,761)	(1,745)	(3,023)
Increase in valuation allowance	16,998	33,525	20,954
Foreign income subject to tax at other than federal statutory rate	12,747	—	—
Tax effect on non-deductible expenses and other	540	5,219	1,293
Research and development credits	(5,277)	(8,616)	(1,016)
	$—	$—	$—

At December 31, 2014, we had federal and California tax net operating loss carryforwards of approximately $341.9 million and $307.9 million, respectively. Included in these amounts are federal and California net operating losses of approximately $34.3 million and $32.8 million, respectively, attributable to stock option, RSA and RSU deductions for which the tax benefit will be credited to equity when realized. The federal and California tax loss carryforwards will begin to expire in 2018 and 2015, respectively, unless previously utilized.
At December 31, 2014, we also had federal and California research and development tax credit carryforwards of approximately $26.1 million and $12.2 million, respectively. The federal research and development tax credits will begin to expire in 2024 unless previously utilized. The California research and development tax credits will carryforward indefinitely until utilized.
Pursuant to Internal Revenue Code Section 382, the annual use of the net operating loss carryforwards and research and development tax credits could be limited by any greater than 50% ownership change during any three-year testing period. As a result of any such ownership change, portions of our net operating loss carryforwards and research and development tax credits are subject to annual limitations. We recently completed an updated Section 382 analysis regarding the limitation of the net operating losses and research and development credits as of June 30, 2014. Based upon the analysis, we determined that ownership changes occurred in prior years. However, the annual limitations on net operating loss and research and development tax credit carryforwards will not have a material impact on the future utilization of such carryforwards.
At December 31, 2014 and 2013, our unrecognized income tax benefits and uncertain tax positions were not material and would not, if recognized, affect the effective tax rate. Interest and/or penalties related to uncertain income tax positions are recognized by us as a component of income tax expense. For the years ended December 31, 2014, 2013 and 2012, we recognized no interest or penalties.
We do not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiary as it is our intention to utilize those earnings in the foreign operations for an indefinite period of time. At December 31, 2014, there were no undistributed earnings in the foreign subsidiary.
We are subject to taxation in the U.S. and in various state and foreign jurisdictions. Our tax years for 1998 and forward are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

11.	Employee Savings Plan
We have an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate, provided they meet the requirements of the plan. We are not required to make matching contributions under the plan. However, we voluntarily contributed to the plan approximately $0.7 million, $0.6 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

12.	Related Party Transactions
In June 2011, we and Intrexon entered into the Intrexon Collaboration, under which Intrexon obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development of a subcutaneous injectable formulation of Intrexon’s recombinant human alpha 1-antitrypsin (rHuA1AT). The Intrexon Collaboration was terminated in May 2014. Intrexon’s chief executive officer and chairman of its board of directors, Randal J. Kirk, is also a member of our Board of Directors. The collaborative arrangement with Intrexon was reviewed and approved by our Board of Directors in accordance with our related party transaction policy. For the years ended December 31, 2014, 2013 and 2012, we recognized zero, $1.0 million and $1.0 million, respectively, in revenue under collaborative agreements pursuant to the terms of the Intrexon Collaboration. See Note 4, Collaborative Agreements, for a further discussion of the Intrexon Collaboration.

13.	Restructuring Expense
In November 2014, we completed a corporate reorganization to focus our resources on advancing our PEGPH20 oncology proprietary program and Enhanze collaborations. This reorganization resulted in a reduction in the workforce of approximately 13%, primarily in research and development.
We recorded approximately $1.2 million of severance pay and benefits expense in connection with the reorganization, of which $1.1 million and $0.1 million was included in research and development expense and selling, general and administrative expense, respectively, in the consolidated statement of operations for the year ended December 31, 2014. No other restructuring charges were incurred. We made cash payments of $0.7 million related to the restructuring expense for the year ended December 31, 2014. As of December 31, 2014, the restructuring liability was approximately $0.5 million and was included in current accrued expenses. The balance is expected to be paid in 2015.

14.	Summary of Unaudited Quarterly Financial Information
The following is a summary of our unaudited quarterly results for the years ended December 31, 2014 and 2013 (in thousands):

	Quarter Ended
2014 (Unaudited):	March 31,	June 30,	September 30,	December 31,
Total revenues(1)	$11,966	$18,385	$14,606	$30,377
Gross profit on product sales	$3,048	$3,570	$4,476	$3,997
Total operating expenses	$37,185	$33,325	$33,632	$34,228
Net loss	$(26,548)	$(16,273)	$(20,280)	$(5,274)
Net loss per share, basic and diluted	$(0.22)	$(0.13)	$(0.16)	$(0.04)
Shares used in computing basic and diluted net loss per share	118,943	123,710	124,041	124,272

	Quarter Ended
2013 (Unaudited):	March 31,	June 30,	September 30,	December 31,
Total revenues	$11,833	$14,454	$16,013	$12,499
Gross profit on product sales(2)	$769	$1,816	$9,342	$6,266
Total operating expenses	$30,330	$36,574	$34,507	$33,822
Net loss	$(19,289)	$(22,912)	$(19,292)	$(21,986)
Net loss per share, basic and diluted	$(0.17)	$(0.20)	$(0.17)	$(0.19)
Shares used in computing basic and diluted net loss per share	112,417	112,486	112,765	113,550
_______________

(1)	Revenues for the quarter ended December 31, 2014 included $15.0 million in revenue under collaborative agreements from the Janssen Collaboration.

(2)
Gross profit on product sales for the quarters ended June 30, 2013, September 30, 2013 and December 31, 2013 excluded manufacturing costs related to the product sales of bulk rHuPH20 for Herceptin SC and HyQvia in the amounts of $0.9 million, $6.5 million and $2.6 million, respectively. Such costs were incurred prior to European marketing approvals for Herceptin SC and HyQvia, and therefore, they were charged to research and development expenses in the periods the costs were incurred.

HALOZYME THERAPEUTICS, INC.

Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
For the year ended December 31, 2014
Accounts receivable allowances (1)	$610	$4,518	$(4,519)	$609
For the year ended December 31, 2013
Accounts receivable allowances (1)	$178	$2,979	$(2,547)	$610
For the year ended December 31, 2012
Accounts receivable allowances (1)	$15	$771	$(608)	$178
_______________

(1)	Allowances are for chargebacks, prompt payment discounts and distribution fees related to Hylenex recombinant product sales.

Exhibit Index

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	File No.	Date Filed

2.1	Agreement and Plan of Merger, dated November 14, 2007, by and between the Registrant and the Registrant’s predecessor Nevada corporation		8-K	001-32335	11/20/2007

3.1	Composite Certification of Incorporation		10-Q	001-32335	8/7/2013

3.2	Certificate of Designation, Preferences and Rights of the terms of the Series A Preferred Stock		8-K	001-32335	11/20/2007

3.3	Bylaws, as amended		8-K	001-32335	12/12/2011

4.1	Amended Rights Agreement between Corporate Stock Transfer, as rights agent, and Registrant, dated November 12, 2007		10-K	001-32335	3/14/2008

10.1	License Agreement between University of Connecticut and Registrant, dated November 15, 2002		SB-2	333-114776	4/23/2004

10.2	First Amendment to the License Agreement between University of Connecticut and Registrant, dated January 9, 2006		8-K	001-32335	1/12/2006

10.3*	Commercial Supply Agreement with Avid Bioservices, Inc. and Registrant, dated February 16, 2005		8-K	001-32335	2/22/2005

10.4*	First Amendment to the Commercial Supply Agreement between Avid Bioservices, Inc. and Registrant, dated December 15, 2006		8-K	001-32335	12/21/2006

10.5*	Clinical Supply Agreement between Cook Pharmica, LLC and Registrant, dated August 15, 2008		10-Q	001-32335	11/7/2008

10.6#	2004 Stock Plan and Form of Option Agreement thereunder		SB-2	333-114776	7/23/2004

10.7#	Halozyme Therapeutics, Inc. 2005 Outside Directors’ Stock Plan		8-K	001-32335	7/6/2005

10.8#	Form of Stock Option Agreement (2005 Outside Directors’ Stock Plan)		10-Q	001-32335	8/8/2006

10.9#	Form of Restricted Stock Agreement (2005 Outside Directors’ Stock Plan)		10-Q	001-32335	8/8/2006

10.10#	Halozyme Therapeutics, Inc. 2006 Stock Plan		8-K	001-32335	3/24/2006

10.11#	Form of Stock Option Agreement (2006 Stock Plan)		10-Q	001-32335	8/8/2006

10.12#	Form of Restricted Stock Agreement (2006 Stock Plan)		10-Q	001-32335	8/8/2006

10.13#	Halozyme Therapeutics, Inc. 2008 Stock Plan		8-K	001-32335	3/19/2008

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	File No.	Date Filed

10.14#	Form of Stock Option Agreement (2008 Stock Plan)		10-Q	001-32335	8/7/2009

10.15#	Form of Restricted Stock Agreement (2008 Stock Plan)		10-Q	001-32335	8/7/2009

10.16#	Halozyme Therapeutics, Inc. 2008 Outside Directors’ Stock Plan		8-K	001-32335	3/19/2008

10.17#	Form of Restricted Stock Agreement (2008 Outside Directors’ Stock Plan)		10-Q	001-32335	8/7/2009

10.18#	Halozyme Therapeutics, Inc. Amended and Restated 2011 Stock Plan		DEF14A	001-32335	4/11/2013

10.19#	Form of Stock Option Agreement (2011 Stock Plan)		8-K	001-32335	6/16/2011

10.20#	Form of Stock Option Agreement for Executive Officers (2011 Stock Plan)		8-K	001-32335	6/16/2011

10.21#	Form of Restricted Stock Units Agreement (2011 Stock Plan)		8-K	001-32335	6/16/2011

10.22#	Form of Restricted Stock Award Agreement (2011 Stock Plan)		8-K	001-32335	6/16/2011

10.23#	Form of Indemnity Agreement for Directors and Executive Officers		8-K	001-32335	12/20/2007

10.24#	Severance Policy		10-Q	001-32335	5/9/2008

10.25#	Form of Change In Control Agreement with CEO		10-K	001-32335	2/28/2013

10.26#	Form of Change In Control Agreement with CEO		10-K	001-32335	2/28/2014

10.27#	Form of Amended and Restated Change In Control Agreement with Officer		10-K	001-32335	2/28/2013

10.28	Separation Agreement and General Release of All Claims between Halozyme, Inc. and James Shaffer		10-Q	001-32335	5/12/2014

10.29*	Enhanze Technology License and Collaboration Agreement between Baxter Healthcare Corporation, Baxter Healthcare S.A. and Registrant, dated September 7, 2007		8-K	001-32335	9/12/2007

10.30*	License and Collaboration Agreement between F. Hoffmann-La Roche Ltd, Hoffmann-La Roche Inc. and Registrant dated December 5, 2006		8-K/A	001-32335	12/15/2006

10.31	Standard Industrial Net Lease (11388 Sorrento Valley Road), effective as of July 26, 2007		8-K	001-32335	7/31/2007

10.32	Amended and Restated Lease (11388 Sorrento Valley Road), effective as of June 10, 2011		8-K	001-32335	6/16/2011

10.33	Lease (11436 Sorrento Valley Road), effective as of April 2013		10-K	001-32335	2/28/2013

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	File No.	Date Filed

10.34	First modification to Lease (11436 Sorrento Valley Road)		10-Q	001-32335	5/8/2013

10.35	Loan and Security Agreement and Disbursement Letter, dated December 28, 2012		10-K	001-32335	2/28/2013

10.36	First Amendment to Loan and Security Agreement and Disbursement Letter, dated February 5, 2013		10-K	001-32335	2/28/2013

10.37	Amended and Restated Loan and Security Agreement, dated December 27, 2013		10-K	001-32335	2/28/2014

10.38	Consent and First Amendment to Amended and Restated Loan and Security Agreement, dated June 10, 2014		10-Q	001-32335	8/11/2014

10.39	Second Amendment to Amended and Restated Loan and Security Agreement, dated January 23, 2015	X

21.1	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Presentation Linkbase	X
_______________

*
Confidential treatment has been granted for certain portions of this exhibit. These portions have been omitted from this agreement and have been filed separately with the Securities and Exchange Commission.

#	Indicates management contract or compensatory plan or arrangement.