Form 10-Q
period 2015-03-31
HALOZYME THERAPEUTICS INC
filed 2015-05-11
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 127,260,270 as of May 6, 2015.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$44,287	$61,389
Marketable securities, available-for-sale	84,212	74,234
Accounts receivable, net	7,725	9,149
Inventories	7,482	6,406
Prepaid expenses and other assets	9,623	10,143
Total current assets	153,329	161,321
Property and equipment, net	2,732	2,951
Prepaid expenses and other assets	2,564	1,205
Restricted cash	500	500
Total assets	$159,125	$165,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,299	$3,003
Accrued expenses	12,813	13,961
Deferred revenue, current portion	6,367	7,367
Current portion of long-term debt, net	3,730	—
Total current liabilities	26,209	24,331
Deferred revenue, net of current portion	46,259	47,267
Long-term debt, net	45,985	49,860
Other long-term liabilities	3,127	3,167
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 200,000 shares authorized; 127,163 and 125,721 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	127	126
Additional paid-in capital	502,980	491,694
Accumulated other comprehensive loss	(27)	(41)
Accumulated deficit	(465,535)	(450,427)
Total stockholders’ equity	37,545	41,352
Total liabilities and stockholders’ equity	$159,125	$165,977
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Product sales, net	$9,860	$8,568
Royalties	6,775	799
Revenues under collaborative agreements	2,031	2,599
Total revenues	18,666	11,966
Operating expenses:
Cost of product sales	6,494	5,520
Research and development	16,684	21,415
Selling, general and administrative	9,399	10,250
Total operating expenses	32,577	37,185
Operating loss	(13,911)	(25,219)
Other income (expense):
Investment and other income, net	102	47
Interest expense	(1,299)	(1,376)
Net loss	$(15,108)	$(26,548)

Basic and diluted net loss per share	$(0.12)	$(0.22)

Shares used in computing basic and diluted net loss per share	125,299	118,943
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(15,108)	$(26,548)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	14	(42)
Total comprehensive loss	$(15,094)	$(26,590)
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,

	2015	2014
Operating activities:
Net loss	$(15,108)	$(26,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,130	3,295
Depreciation and amortization	421	397
Non-cash interest expense	172	746
Amortization of premiums on marketable securities, net	325	(1,035)
Changes in operating assets and liabilities:
Accounts receivable, net	1,424	(1,859)
Inventories	(1,076)	(595)
Prepaid expenses and other assets	(843)	(252)
Accounts payable and accrued expenses	(1,209)	3,419
Deferred revenue	(2,007)	4,729
Other liabilities	(68)	73
Net cash used in operating activities	(13,839)	(17,630)
Investing activities:
Purchases of marketable securities	(33,185)	(65,005)
Proceeds from maturities of marketable securities	22,895	22,225
Purchases of property and equipment	(130)	(411)
Net cash used in investing activities	(10,420)	(43,191)
Financing activities:
Proceeds from issuance of common stock under equity incentive plans, net	7,157	2,321
Proceeds from issuance of common stock, net	—	107,713
Net cash provided by financing activities	7,157	110,034
Net (decrease) increase in cash and cash equivalents	(17,102)	49,213
Cash and cash equivalents at beginning of period	61,389	27,357
Cash and cash equivalents at end of period	$44,287	$76,570
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Business
Halozyme Therapeutics, Inc. is seeking to translate our unique knowledge of the tumor microenvironment to create novel therapies that have the potential to improve cancer patient survival. Our research focuses on human enzymes that alter the extracellular matrix and tumor microenvironment. The extracellular matrix is a complex matrix of proteins and carbohydrates surrounding the cell that provides structural support in tissues and orchestrates many important biological activities, including cell migration, signaling and survival. Over many years, we have developed unique technology and scientific expertise enabling us to pursue this target-rich environment for the development of therapies.
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
The majority of our approved product and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 temporarily breaks down hyaluronic acid (“HA”), a naturally occurring complex carbohydrate that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. We believe this temporary degradation creates an opportunistic window for the improved subcutaneous delivery of injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as Enhanze™ technology. rHuPH20 is also the active ingredient in our first commercially approved product, Hylenex® recombinant.
Our proprietary development pipeline consists primarily of clinical stage product candidates in oncology. Our lead oncology program is PEGPH20 (PEGylated recombinant human hyaluronidase), a new molecular entity, under development for the systemic treatment of tumors that accumulate HA. When HA accumulates in a tumor, it can cause higher pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. PEGPH20 works by temporarily degrading HA surrounding some cancer cells and results in reduced pressure and increased blood flow to the cancer with increased amounts of anticancer treatments administered concomitantly gaining access to the tumor. We are currently in Phase 2 clinical testing for PEGPH20 in metastatic pancreatic cancer (Study 109-202), and we have recently initiated a clinical trial in non-small cell lung cancer (Study 107-201).
Regarding Enhanze, we currently have collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Baxter Healthcare Corporation (“Baxter”), Pfizer Inc. (“Pfizer”) and Janssen Biotech, Inc. (“Janssen”), with one product approved in the U.S. and three products approved for marketing in Europe from which we are receiving royalties and several others at various stages of development.
Except where specifically noted or the context otherwise requires, references to “Halozyme,” “the Company,” “we,” “our,” and “us” in these notes to condensed consolidated financial statements refer to Halozyme Therapeutics, Inc. and its wholly owned subsidiary, Halozyme, Inc., and Halozyme, Inc.'s wholly owned subsidiary, Halozyme Holdings Ltd.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Operating results for interim periods are not necessarily indicative of the operating results for an entire fiscal year.
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
Adoption and Pending Adoption of Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The provisions of ASU 2013-11 require entities to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exists at the reporting date and presumes disallowance of the tax position at the reporting date. The guidance eliminates the diversity in practice in the presentation of unrecognized tax benefits but does not alter the way in which entities assess deferred tax assets for realizability. ASU 2013-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. ASU 2013-11 should be applied prospectively to unrecognized tax benefits that exist at the effective date. The adoption of ASU 2013-11 did not have a material impact on our consolidated financial position or results of operations.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 will eliminate transaction-specific and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. On April 1, 2015, the FASB voted to propose a one-year deferral to the effective date, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The proposal will be subject to the FASB’s due process requirement, which includes a period for public comments. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
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
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-03. ASU 2015-03 is effective fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The adoption of ASU 2015-03 is not expected to have a material impact on our consolidated financial position or results of operations.
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within ninety days or less from date of purchase. Our cash equivalents consist of money market funds.
Marketable securities are investments with original maturities of more than ninety days from the date of purchase that are specifically identified to fund current operations. Marketable securities are considered available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date which reflects management's intention to use the proceeds from the sale of these investments to fund our operations, as necessary. Such available-for-sale investments are carried at fair value with unrealized gains and losses recorded in other comprehensive gain (loss) and included as a separate component of stockholders' equity. The cost of marketable securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in investment and other income, net in the condensed consolidated statements of operations. We use the specific identification method for calculating realized gains and losses on marketable securities sold. Realized gains and losses and declines in value judged to be other-than-temporary on marketable securities, if any, are included in investment and other income, net in the condensed consolidated statements of operations.
Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At March 31, 2015 and December 31, 2014, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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
Available-for-sale marketable securities consist of corporate debt securities, commercial paper and certificates of deposit and were measured at fair value using Level 2 inputs. Level 2 financial instruments are valued using market prices on less active markets and proprietary pricing valuation models with observable inputs, including interest rates, yield curves, maturity dates, issue dates, settlement dates, reported trades, broker-dealer quotes, issue spreads, benchmark securities or other market related data. We obtain the fair value of Level 2 financial instruments from our investment manager, who obtains these fair values from a third-party pricing source. We validate the fair values of Level 2 financial instruments provided by our investment manager by comparing these fair values to a third-party pricing source.
The following table summarizes, by major financial instrument type, our cash equivalents and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2015			December 31, 2014
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$35,967	$—	$35,967	$42,685	$—	$42,685

Available-for-sale marketable securities:
Corporate debt securities	—	84,212	84,212	—	74,234	74,234
	$35,967	$84,212	$120,179	$42,685	$74,234	$116,919
There were no transfers between Level 1 and Level 2 of the fair value hierarchy in the three months ended March 31, 2015. We have no financial instruments that are classified within Level 3 as of March 31, 2015 and December 31, 2014.
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
As of March 31, 2015 and December 31, 2014, inventories consisted of $2.1 million and $3.0 million of Hylenex recombinant inventory, respectively, and $5.4 million and $3.4 million of bulk rHuPH20, respectively.

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
We recognize revenue in accordance with the authoritative guidance for revenue recognition. We recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.
Product Sales, Net
Hylenex Recombinant
In December 2011, we reintroduced Hylenex recombinant to the market. We sell Hylenex recombinant in the U.S. to wholesale pharmaceutical distributors, who sell the product to hospitals and other end-user customers. Sales to wholesalers provide for selling prices that are fixed on the date of sale, although we offer discounts to certain group purchasing organizations (“GPOs”), hospitals and government programs. The wholesalers take title to the product, bear the risk of loss of ownership and have economic substance to the inventory. Further, we have no significant obligations for future performance to generate pull-through sales.
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
At December 31, 2013, we had developed sufficient historical experience and data to reasonably estimate future returns and chargebacks of Hylenex recombinant. As a result, effective December 31, 2013, we began recognizing Hylenex recombinant product sales and related cost of product sales at the time title transfered to the wholesalers.
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

•
Other Discounts and Fees. We provide discounts to end-user members of certain GPOs under collective purchasing contracts between us and the GPOs. We also provide discounts to certain hospitals, who are members of the GPOs, with which we do not have contracts. The end-user members purchase products from the wholesalers at a contracted discounted price, and the wholesalers then charge back to us the difference between the current retail price and the price the end-users paid for the product. We also incur GPO administrative service fees for these transactions. In addition, we provide predetermined discounts under certain government programs. Our estimate for these chargebacks and fees takes into consideration contractual terms, historical utilization rates, as available, and our expectations regarding future utilization rates.
Allowances for product returns and chargebacks are based on amounts owed or to be claimed on the related sales. We believe that our estimated product returns for Hylenex recombinant requires a high degree of judgment and is subject to change based on our experience and certain quantitative and qualitative factors. In order to develop a methodology to reliably estimate future returns and provide a basis for recognizing revenue on sales to wholesale distributors, we analyzed many factors, including, without limitation: (1) actual Hylenex recombinant product return history, taking into account product expiration dating at the time of shipment, (2) re-order activities of the wholesalers as well as their customers and (3) levels of inventory in the wholesale channel. We have monitored actual return history on an individual product lot basis since product launch. We considered the dating of product at the time of shipment into the distribution channel and changes in the estimated levels of inventory within the distribution channel to estimate our exposure for returned product. We considered historical chargebacks activity and current contract prices to estimate our exposure for returned product. Based on such data, we believe we have the information needed to reasonably estimate product returns and chargebacks.
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
Bulk rHuPH20
Subsequent to receiving marketing approval from the FDA or comparable regulatory agencies in foreign countries, sales of bulk rHuPH20 for use in collaboration commercial products are recognized as product sales when the materials have met all the specifications required for the customer's acceptance and title and risk of loss have transferred to the customer. Following the receipt of European marketing approvals of Roche's Herceptin SC product in August 2013 and MabThera SC product in March 2014 and Baxter's HYQVIA® product in May 2013, revenue from the sales of bulk rHuPH20 for these collaboration products were recognized as product sales. For the three months ended March 31, 2015 and 2014, we recognized product sales of bulk rHuPH20 for Roche collaboration products in the amount of $6.1 million and $5.9 million, respectively, and zero for both periods for the Baxter collaboration products.
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

1.
The consideration is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone;

2.	The consideration relates solely to past performance; and

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
Since we receive royalty reports 60 days after quarter end, royalty revenue from sales of collaboration products by our collaborators is recognized in the quarter following the quarter in which the corresponding sales occurred.
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
In accordance with certain research and development agreements, we are obligated to make certain upfront payments upon execution of the agreement. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as expense as the related goods are delivered or the related services are performed or such time when we do not expect the goods to be delivered or services to be performed.
Milestone payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses (in other research and development projects or otherwise) and therefore no separate economic value are expensed as research and development costs at the time the costs are incurred. We have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.
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
Share-Based Compensation
We record compensation expense associated with stock options and other share-based awards in accordance with the authoritative guidance for stock-based compensation. The cost of employee services received in exchange for an award of an equity instrument is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense on a straight-line basis, net of estimated forfeitures, over the requisite service period of the award. Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense for an award with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. As share-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Total share-based compensation expense related to all of our share-based awards was allocated as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$2,097	$1,622
Selling, general and administrative	2,033	1,673
Share-based compensation expense	$4,130	$3,295
Since we have a net operating loss carryforward as of March 31, 2015, no excess tax benefits for the tax deductions related to share-based awards were recognized in the condensed consolidated statement of operations for the three months ended March 31, 2015. Share-based compensation expense for the three months ended March 31, 2015 includes $0.4 million related to restricted stock units (“RSUs”) with performance conditions (“PRSUs”).
As of March 31, 2015, total unrecognized estimated compensation cost related to non-vested stock options was $20.5 million, which was expected to be recognized over a weighted-average period of approximately 3.0 years. Total unrecognized estimated compensation cost related to unvested restricted stock awards ("RSAs") and RSUs as of March 31, 2015 was approximately $14.1 million, which was expected to be recognized over a weighted-average period of approximately 2.2 years.

Net Loss Per Share
Basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Stock options, unvested RSAs, unvested RSUs, and unvested PRSUs are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive. Because of our net loss, outstanding stock options, unvested RSAs, unvested RSUs, and unvested PRSUs totaling approximately 9.4 million and 9.6 million were excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2015 and 2014, respectively, because their effect is anti-dilutive.
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
3. Marketable Securities
Available-for-sale marketable securities consisted of the following (in thousands):

	March 31, 2015
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$84,239	$10	$(37)	$84,212

	December 31, 2014
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$74,275	$2	$(43)	$74,234
As of March 31, 2015, $77.1 million of our available-for-sale marketable securities were scheduled to mature within the next 12 months, and $7.1 million were scheduled to mature between twelve and eighteen months. There were $22.9 million of marketable securities that matured during the three months ended March 31, 2015. As of March 31, 2015, we had 16 available-for-sale marketable securities in a gross unrealized loss position, all of which had been in such position for less than twelve months. Based on our review of these marketable securities, we believe there were no other-than-temporary impairments on these marketable securities as of March 31, 2015 because we do not intend to sell these marketable securities and it is not more likely than not that we will be required to sell these marketable securities before the recovery of their amortized cost basis.

4. Collaborative Agreements
Roche Collaboration
In December 2006, we and Roche entered into a license and collaborative agreement under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 and up to thirteen Roche target compounds (the “Roche Collaboration”). As of March 31, 2015, Roche has elected a total of five exclusive targets and retains the option to develop and commercialize rHuPH20 with three additional targets, provided that Roche continues to pay annual maintenance fees to us. Roche received European marketing approval in August 2013 for its collaboration product, Herceptin SC, for the treatment of patients with HER2-positive breast cancer and launched Herceptin SC in the European Union (“EU”) in September 2013.
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
As of March 31, 2015, we have received $78.3 million from Roche, excluding royalties and reimbursements for providing research and development services and supplying bulk rHuPH20. The amounts received consisted of the $20.0 million upfront license fee payment for the application of rHuPH20 to the initial three Roche exclusive targets, $22.3 million in connection with Roche's election of two additional exclusive targets and annual license maintenance fees for the right to designate the remaining targets as exclusive targets, $13.0 million in clinical development milestone payments, $8.0 million in regulatory milestone payments and $15.0 million in sales-based payments. Due to our continuing involvement obligations (for example, support activities associated with rHuPH20), revenues from the upfront payment, exclusive designation fees, annual license maintenance fees and sales-based payments were deferred and are being amortized over the remaining term of the Roche Collaboration.
For the three months ended March 31, 2015 and 2014, we recognized approximately $0.8 million and $0.7 million, respectively, of Roche deferred revenues as revenues under collaborative agreements. Roche deferred revenues were approximately $41.9 million and $42.7 million as of March 31, 2015 and December 31, 2014, respectively.
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
As of March 31, 2015, we have received $17.0 million under the Baxter Collaboration, excluding royalties. The amounts received consisted of the $10.0 million upfront license fee payment, a $3.0 million regulatory milestone payment and a $4.0 million sales-based payment. Baxter pays us a royalty on HYQVIA consisting of a mid-single digit percent of the net sales of such product. Due to our continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), the upfront license fee and sales-based payments were deferred and are being recognized over the term of the Baxter Collaboration. We recognized revenue from the upfront license fee and sales-based payments of approximately $0.2 million for both of the three months ended March 31, 2015 and 2014. Deferred revenues relating to the upfront license fee and sales-based payments under the Baxter Collaboration were approximately $10.7 million and $10.9 million as of March 31, 2015 and December 31, 2014, respectively.
Other Collaborations
In December 2014, we and Janssen entered into a collaboration and license agreement, under which Janssen has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Janssen proprietary biologics directed at up to five targets (the “Janssen Collaboration”). Targets may be selected on an exclusive or non-exclusive basis. As of March 31, 2015, we have received a $15.0 million payment for the license fee of one specified exclusive target, CD38, and the right to elect four additional targets in the future upon payment of additional fees. Unless terminated earlier in accordance with its terms, the Janssen Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Janssen Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. Janssen may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 90 days prior written notice to us. Upon any such termination, the license granted to Janssen (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid-up.
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining rHuPH20 enzyme with Pfizer proprietary biologics directed at up to six targets (the “Pfizer Collaboration”). Targets may be selected on an exclusive or non-exclusive basis. As of March 31, 2015, we have received $11.0 million in upfront and license fee payments for the licenses to four specified exclusive targets and two additional targets which Pfizer has the right to elect in the future upon payment of additional fees. Unless terminated earlier in accordance with its terms, the Pfizer Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Pfizer Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. Pfizer may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 30 days prior written notice to us. Upon any such termination, the license granted to Pfizer (in total or with respect to the terminated target, as applicable) will terminate, provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid-up.
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
The amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (the noncontingent amount). As such, we excluded from the allocable arrangement consideration the milestone payments, annual exclusivity fees and royalties regardless of the probability of receipt. Based on the results of our analysis, we allocated the $11.0 million license fees from Pfizer and the $15.0 million upfront license fee from Janssen to the license fee deliverable under each of the arrangements. We determined that the upfront payments were earned upon the granting of the worldwide, exclusive right to our technology to the collaborators in these arrangements. As a result, we recognized the $11.0 million license fees under the Pfizer Collaboration and the $15.0 million upfront license fee under the Janssen Collaboration as revenues under collaborative agreements in the period when such license fees were earned. There were no revenues recognized related to milestone payments under these collaborations for the three months ended March 31, 2015 and 2014.
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
5. Certain Balance Sheet Items
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Accounts receivable from product sales to collaborators	$6,074	$6,361
Accounts receivable from other product sales	2,457	2,133
Accounts receivable from revenues under collaborative agreements	66	1,266
Subtotal	8,597	9,760
Allowance for distribution fees and discounts	(872)	(611)
Total accounts receivable, net	$7,725	$9,149

Inventories consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$552	$553
Work-in-process	5,675	5,207
Finished goods	1,255	646
Total inventories	$7,482	$6,406
Prepaid expenses and other assets consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Prepaid manufacturing expenses	$6,788	$6,339
Prepaid research and development expenses	3,473	2,380
Other prepaid expenses	921	1,094
Other assets	1,005	1,535
Total prepaid expenses and other assets	12,187	11,348
Less long-term portion	2,564	1,205
Total prepaid expenses and other assets, current	$9,623	$10,143
Property and equipment, net consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Research equipment	$8,597	$8,474
Computer and office equipment	2,178	2,178
Leasehold improvements	1,554	1,518
Subtotal	12,329	12,170
Accumulated depreciation and amortization	(9,597)	(9,219)
Property and equipment, net	$2,732	$2,951
Depreciation and amortization expense totaled approximately $0.4 million for both of the three months ended March 31, 2015 and 2014.

Accrued expenses consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued outsourced research and development expenses	$4,936	$4,383
Accrued compensation and payroll taxes	3,079	5,923
Accrued outsourced manufacturing expenses	1,810	2,112
Other accrued expenses	3,510	2,023
Total accrued expenses	13,335	14,441
Less long-term accrued outsourced research and development expenses	522	480
Total accrued expenses, current	$12,813	$13,961
Long-term accrued outsourced research and development is included in other long-term liabilities in the condensed consolidated balance sheets.
Deferred revenue consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Collaborative agreements	$51,471	$53,479
Product sales	1,155	1,155
Total deferred revenue	52,626	54,634
Less current portion	6,367	7,367
Deferred revenue, net of current portion	$46,259	$47,267
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
 As of March 31, 2015, we were in compliance with all material covenants under the Loan Agreement and there was no material adverse change in our business, operations or financial condition.
Interest expense, including amortization of the debt discount, related to the long-term debt totaled approximately $1.3 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively. Accrued interest, which is included in accrued expenses and other long-term liabilities, was $2.3 million and $2.0 million as of March 31, 2015 and December 31, 2014, respectively.
7. Stockholders’ Equity
During the three months ended March 31, 2015 and 2014, we issued an aggregate of 1,053,453 and 535,882 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $7.31 and $5.92 per share, respectively, for net proceeds of approximately $7.7 million and $3.2 million, respectively. For the three months ended March 31, 2015 and 2014, we issued 65,562 and 91,114 shares of common stock, respectively, upon vesting of certain RSUs. The RSU holders surrendered 42,080 and 56,915 RSUs, respectively, to pay for minimum withholding taxes totaling approximately $0.5 million and $0.9 million, respectively. In addition, we issued 374,740 and 477,964 shares of common stock in connection with the grants of RSAs during the three months ended March 31, 2015 and 2014, respectively. Stock options, unvested RSUs, and PRSUs totaling approximately 8.1 million shares and 7.2 million shares of our common stock were outstanding as of March 31, 2015 and December 31, 2014, respectively.
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
As of December 31, 2014, the restructuring liability was approximately $0.5 million and was included in current accrued expenses. The restructuring liability was paid in full during the three months ended March 31, 2015.
.

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
The following information should be read in conjunction with the interim unaudited condensed consolidated financial statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2014, included in our Annual Report on Form 10-K for the year ended December 31, 2014. Past financial or operating performance is not necessarily a reliable indicator of future performance, and our historical performance should not be used to anticipate results or future period trends.
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than statements of historical fact are, or may be deemed to be, forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the anticipated timing and scope of planned clinical trials, the development or regulatory approval of new products, enhancements of existing products or technologies, timing and success of the launch of new products by us or by our collaborators, third party performance under key collaboration agreements, revenue, expense and cash burn levels and trends and other statements regarding matters that are not historical are forward-looking statements. Such statements reflect management’s current forecast of certain aspects of our future, are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements due to a number of factors including, but not limited to, those set forth below under the section entitled “Risks Factors” and elsewhere in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of the Quarterly Report.
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
Our recent receipt of Fast Track and Orphan Drug designations for PEGPH20, new pre-clinical data further supporting the pan-tumor potential for PEGPH20 and investigator interest in both pancreatic and lung cancer trials have confirmed PEGPH20 as our priority product candidate for investment. As a result of ongoing evaluations to confirm and focus on the highest value opportunities, we have made the decision to seek collaborations with third parties or explore other strategic alternatives in order to exploit our non-oncology programs.
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
Future revenues from the sales and/or royalties of our product candidates which have not been approved or have recently been approved will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure regulatory approvals for and commercialize the product candidates. We have incurred net operating losses each year since inception, with an accumulated deficit of approximately $465.5 million as of March 31, 2015.
Our key accomplishments for the first quarter of 2015 include:

•
In March 2015, we met with the FDA to discuss both the interim efficacy and safety data from Study 109-202, which included the potential risk profile including thromboembolic event rate. Based on the feedback from that meeting, we plan to proceed with a Phase 3 clinical study (Study 109-301) of PEGPH20 in patients with metastatic pancreatic cancer, using a design allowing for potential marketing application based on either progression free survival (PFS) or overall survival. The use of PFS as the basis for marketing approval will be subject to the overall benefit and risk associated with PEGPH20 combined with nab-paclitaxel (ABRAXANE®) and gemcitabine therapy, including the magnitude of the PFS treatment effect observed, toxicity profile, and interim overall survival data. The study will enroll patients whose tumors accumulate high levels of hyaluronan (HA) using a companion diagnostic test. The FDA provided feedback on the current companion diagnostic approach and confirmed that an approved companion diagnostic strategy is required prior to Phase 3 study initiation.

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

Product and Product Candidates
We have one marketed proprietary product and multiple proprietary product candidates targeting several indications in various stages of development. The following table summarizes our proprietary product and product candidates as well as products and product candidates under development with our collaborators:

Product, Collaboration Products and Product Candidates	Therapeutic Area	Use / Indication	Preclinical	Phase 1	Phase 2	Phase 3	Filed	Approved
PROPRIETARY PRODUCT AND PRODUCT CANDIDATES								
Hylenex® recombinant *(hyaluronidase human injection)*	Various	Adjuvant for subQ fluid delivery & dispersion & absorption of other injected drugs						U.S. Approved
PEGPH20	Oncology	Pancreatic Cancer (202)*						
PEGPH20	Oncology	Pancreatic Cancer (SWOG)**						
PEGPH20	Oncology	Lung Cancer (PRIMAL) ***						
Analog Insulin-PH20 (pen market)	Endocrinology	Diabetes						
COLLABORATION PRODUCTS AND PRODUCT CANDIDATES								
Roche (up to 8 potential targets)								
Herceptin® SC****	Oncology	Breast cancer						EU Approved
MabThera® SC****	Oncology	Non-Hodgkin's lymphoma						EU Approved
Baxter								
HYQVIA	Immunology	Primary immunodeficiency						U.S. & EU Approved
Pfizer (up to 6 potential targets)	Primary & Specialty Care	4 specified (Rivipansel, PCSK-9) 2 pending						
Janssen (up to 5 potential targets)	Various	1 specified (CD38) 4 pending						

* Investigated for use with gemcitabine and nab-paclitaxel (ABRAXANE®).

** Investigated for use with modified FOLFIRINOX.

*** Investigated for use in combination with docetaxel.

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
Over 100,000 patients in the U.S. and EU are diagnosed with pancreatic cancer annually and are frequently diagnosed in late stage of the disease. The pathologic accumulation of HA, along with other matrix components, creates a unique microenvironment for the growth of tumor cells compared to normal cells. We believe that depleting the HA component of the tumor microenvironment with PEGPH20 remodels the tumor microenvironment, resulting in tumor growth inhibition. Removal of HA from the tumor microenvironment results in expansion of previously constricted blood vessels to allow increased blood flow, increasing the access of activated immune cells and factors in the blood into the tumor microenvironment. If PEGPH20 is administered in conjunction with other anti-cancer therapies, the increase in blood flow may allow anti-cancer therapies to have greater access to the tumor, which may enhance the treatment effect of therapeutic modalities like chemotherapies, monoclonal antibodies and other agents.
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

In January 2015, we disclosed initial efficacy and safety data from an interim assessment of Stage 1 of Study 109-202. In the safety evaluable population, i.e. patients who had received at least one dose of study drugs in test or comparator arm, of 135 patients (74 in PAG arm, 61 in AG arm), the RECIST 1.1 Objective Response Rate, based on patient data through April 9, 2014, was 34% (25/74 patients) in the PAG arm and 23% in the AG arm (14/61 patients) (P=0.17). Among the safety evaluable patients with baseline HA staining and at least one protocol specified post base line scan after two cycles of study drug to assess tumor response (62 patients), the objective response rate was 60% in the PAG arm (21/35 patients), and 37% in the AG arm (10/27 patients) (P=0.09). In patients with high base line tumor staining for HA the objective response rate was 71% in the PAG arm (12/17 patients), and 29% in the AG arm (5/17 patients) (P=0.016). To assess PFS data for all Stage 1 patients who had received at least one dose of drug and had a base line HA analysis (106 patients), data was evaluated through December 9, 2014 to allow for sufficient follow up duration. Per the description above, patients in the PAG arm all discontinued PEGPH20 in April 2014 and only a portion restarted PEGPH20 in July 2014 upon the lift of the clinical hold. The PFS in this population was 5.5 months in the PAG arm vs 4.8 months in the AG arm (p=0.086). In patients with high base line tumor staining for HA, the PFS was 9.2 months in the PAG arm (12/25 patients) vs 4.3 months in the AG arm (15/23 patients) (P=0.031).
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
In March 2015, we met with the FDA to discuss both the interim efficacy and safety data from Study 109-202, which included the potential risk profile including thromboembolic event rate. Based on the feedback from that meeting, we plan to proceed with a Phase 3 clinical study (Study 109-301) of PEGPH20 in patients with metastatic pancreatic cancer, using a design allowing for potential marketing application based on either PFS or overall survival. The study will enroll patients whose tumors accumulate high levels of hyaluronan (HA) using a companion diagnostic test. The FDA provided feedback on the current companion diagnostic approach and confirmed that an approved companion diagnostic strategy is required prior to Phase 3 study initiation.
The use of PFS as the basis for marketing approval will be subject to the overall benefit and risk associated with PEGPH20 combined with nab-paclitaxel (ABRAXANE®) and gemcitabine therapy, including the:

•	Magnitude of the PFS treatment effect observed;

•	Toxicity profile; and

•	Interim overall survival data.
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
In October 2014, the FDA granted Orphan Drug designation for PEGPH20 for the treatment of pancreatic cancer. The FDA Office of Orphan Products Development’s mission is to advance the evaluation and development of products (drugs, biologics, devices, or medical foods) that demonstrate promise for the diagnosis and/or treatment of rare diseases or conditions. In December 2014, the European Committee for Orphan Medicinal Products of the EMA designated PEGPH20 an orphan medicinal product for the treatment of pancreatic cancer.
In March 2015, we met with the FDA to discuss both the interim efficacy and safety data from Study 109-202, and plan to meet with the health authorities in Europe, to further discuss the Phase 3 Study 109-301 as a potential registration seeking study in stage IV metastatic pancreatic cancer patients whose tumors are determined to have high levels of HA accumulation. In the first half of 2015, we also plan to engage the health authorities for development of a companion diagnostic agent for detection and qualification of hyaluronan in the tumor tissue of cancer patients.
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
Collaborations
Roche Collaboration
In December 2006, we and Roche entered into an agreement under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with up to thirteen Roche target compounds (the Roche Collaboration). Roche initially had the exclusive right to apply rHuPH20 to only three pre-defined Roche biologic targets with the option to exclusively develop and commercialize rHuPH20 with ten additional targets. As of March 31, 2015, Roche has elected a total of five exclusive targets and retains the option to develop and commercialize rHuPH20 with three additional targets through the payment of annual license maintenance fees.
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
Janssen Collaboration
In December 2014, we and Janssen entered into a collaboration and license agreement, under which Janssen has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Janssen proprietary biologics directed to up to five targets. Targets may be selected on an exclusive or non-exclusive basis. Janssen has elected CD38 as the first target on an exclusive basis.

For a further discussion of the material terms of our collaboration agreements, refer to Note 4, Collaborative Agreements, to our condensed consolidated financial statements.
Results of Operations
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Product Sales, Net – Product sales, net were $9.9 million for the three months ended March 31, 2015 compared to $8.6 million for the three months ended March 31, 2014. The increase of $1.3 million was due to an increase in Hylenex recombinant product sales to $3.8 million for the three months ended March 31, 2015 from $2.5 million for the same period in 2014.
Royalties – Royalty revenue was $6.8 million for the three months ended March 31, 2015 compared to $0.8 million for the three months ended March 31, 2014. This amount relates primarily to increased sales of Herceptin SC by Roche. We recognize royalties on sales of the collaboration products by the collaborators in the quarter following the quarter in which the corresponding sales occurred. We expect royalty revenue to increase in future periods reflecting expected increase in the sales of products under collaborations.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014	Change
Upfront payments, license maintenance fees and amortization of deferred upfront, license fees and product-based payments:
Roche	$816	$707	$109
Baxter	191	191	—
Pfizer	1,000	1,000	—
	2,007	1,898	109

Reimbursements for research and development services:
Roche, Baxter, Pfizer, other	24	701	(677)
Total revenues under collaborative agreements	$2,031	$2,599	$(568)
Revenue from reimbursements for research and development services decreased in the three months ended March 31, 2015, compared to the same period in 2014 mainly due to a reduction in services provided to Roche and Baxter compared to the same period in 2014. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Cost of Product Sales – Cost of product sales were $6.5 million for the three months ended March 31, 2015 compared to $5.5 million for the three months ended March 31, 2014. The increase of $1.0 million in cost of product sales was due to a $0.7 million increase in Hylenex recombinant cost of product sales and a $0.3 million increase in rHuPH20 cost of product sales.

Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Three Months Ended
	March 31,
Programs	2015	2014	Change
Product Candidates:
PEGPH20	$12,851	$6,695	$6,156
Ultrafast insulin program	1,274	6,651	(5,377)
Hylenex recombinant	433	1,878	(1,445)
Enhanze collaborations	201	2,925	(2,724)
rHuPH20 platform(1)	1,080	1,795	(715)
Other	845	1,471	(626)
Total research and development expenses	$16,684	$21,415	$(4,731)

(1)	Includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Research and development expenses relating to our PEGPH20 program for the three months ended March 31, 2015 increased by 92%, compared to the same period in 2014 primarily due to increased clinical trial activities. Research and development expenses relating to our ultrafast insulin program for the three months ended March 31, 2015 decreased by 81% primarily due to decreased clinical trial and manufacturing activities. Research and development expenses relating to our Hylenex recombinant program for the three months ended March 31, 2015 decreased by 77%, compared to the same period in 2014 mainly due to the completion of the technology transfer and validation campaign with a second manufacturer for Hylenex recombinant at the end of 2013. Research and development expenses relating to our Enhanze collaborations for the three months ended March 31, 2015 decreased by 93%, compared to the same period in 2014 primarily due to a $2.0 million decrease in manufacturing expenses related to Roche and a $0.7 million decrease in preclinical activities related to Baxter compared to the same period in 2014. We expect research and development expenses to increase in future periods reflecting expected increases in our PEGPH20 development activities.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses were $9.4 million for the three months ended March 31, 2015 compared to $10.3 million for the three months ended March 31, 2014. The decrease of $0.9 million, or 8%, was primarily due to a decrease in compensation expenses in the current period. We expect SG&A expenses to increase in future periods.
Interest Expense – Interest expense was $1.3 million for the three months ended March 31, 2015 compared to $1.4 million for the three months ended March 31, 2014.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of March 31, 2015, we had cash, cash equivalents and marketable securities of approximately $128.5 million and bank debt of approximately $49.7 million. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements will depend on the progress and success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and other commercialization activities.
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
Cash Flows
Operating Activities
Net cash used in operations was $13.8 million during the three months ended March 31, 2015 compared to $17.6 million during the three months ended March 31, 2014. The $3.8 million decrease in utilization of cash in operations was mainly due to the decrease in net loss partially offset by the timing of the collection of accounts receivable and the payment of accounts payable.
Investing Activities
Net cash used in investing activities was $10.4 million during the three months ended March 31, 2015 compared to $43.2 million during the three months ended March 31, 2014. This decrease was primarily due to the $31.8 million decrease in purchases of marketable securities during the three months ended March 31, 2015.
Financing Activities
Net cash provided by financing activities was $7.2 million during the three months ended March 31, 2015 compared to $110.0 million during the three months ended March 31, 2014. This decrease was due to $107.7 million in net proceeds from the sale of our common stock in February 2014 partially offset by the $4.9 million increase in net proceeds from the issuance of common stock under equity incentive plans during the three months ended March 31, 2015.
Long-Term Debt
In December 2013, we entered into an Amended and Restated Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford) and Silicon Valley Bank (SVB) (collectively, the Lenders), amending and restating in its entirety our original loan agreement with the Lenders, dated December 2012. The Loan Agreement provided for an additional $20 million principal amount of new term loan, bringing the total term loan balance to $50 million. The proceeds are to be used for working capital and general business requirements. The amended term loan facility matures on January 1, 2018. The outstanding term loan was $49.7 million as of March 31, 2015, net of unamortized debt discount of $0.3 million.
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
Off-Balance Sheet Arrangements
As of March 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
 Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.
The listing below is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Please see our audited consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31,

2014 (2014 Form 10-K), which contain accounting policies and other disclosures required by U.S. GAAP. There were no material changes from those included in our 2014 Form 10-K.
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

Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies – Adoption and Pending Adoption of Recent Accounting Pronouncements, of our condensed consolidated financial statements for a discussion of recent accounting pronouncements and their effect, if any, on us.
Risk Factors
Risks Related To Our Business
We have generated only limited revenue from product sales to date; we have a history of net losses and negative cash flow, and we may never achieve or maintain profitability.
Relative to expenses incurred in our operations, we have generated only limited revenues from product sales, royalties, licensing fees, milestone payments, bulk rHuPH20 supply payments and research reimbursements to date and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, royalties, licensing fees, research reimbursements, bulk rHuPH20 supply payments and/or milestone payments, we expect to incur significant operating losses over the next few years. We have never been profitable, and we may never become profitable. Through March 31, 2015, we have incurred aggregate net losses of approximately $465.5 million.
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
rHuPH20 is a key technological component of Enhanze technology and our most advanced proprietary and collaboration products and product candidates, including the current and future products and product candidates under our Roche, Pfizer, Janssen and Baxter collaborations, our PEGPH20 program, our ultrafast insulin program and Hylenex recombinant. If there is an adverse development for rHuPH20 (e.g., an adverse regulatory determination relating to rHuPH20, if we are unable to obtain sufficient quantities of rHuPH20, if we are unable to obtain or maintain material proprietary rights to rHuPH20 or if we discover negative characteristics of rHuPH20), multiple areas of our business, including current and potential collaborations, as well as proprietary programs would be substantially impacted. For example, elevated anti-rHuPH20 antibody titers were detected in the registration trial for Baxter's HYQVIA product as well as in a former collaborator’s product in a Phase 2 clinical trial with rHuPH20, but have not been associated, in either case, with any adverse events. We monitor for antibodies to rHuPH20 in our collaboration and proprietary programs, and although we do not believe at this time that the incidence of non-neutralizing anti-rHuPH20 antibodies in either the HYQVIA program or the former collaborator’s program will have a significant impact on our other proprietary and other collaboration product candidates, there can be no assurance that there will not be other such occurrences in the foregoing programs or our other programs or that concerns regarding these antibodies will not also be raised by the FDA or other health authorities in the future, which could result in delays or discontinuations of our development or commercialization activities or deter entry into additional collaborations with third parties.

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

If a proprietary or collaboration product candidate is not approved in a timely fashion or obtained on commercially viable terms, or if development of any product candidate is terminated due to difficulties or delays encountered in the regulatory approval process, it could have a material adverse impact on our business, and we would become more dependent on the development of other proprietary or collaboration product candidates and/or our ability to successfully acquire other products and technologies. There can be no assurances that any proprietary or collaboration product candidate will receive regulatory approval in a timely manner, or at all. For example, we are in dialog but have not reached agreement with the FDA regarding the requirements for updating the Hylenex recombinant label for use in CSII. There can be no assurance that we will be able to gain clarity as to the FDA’s requirements or that the requirements may be satisfied in a commercially feasible way, in which case our ability to enter into collaborations with third parties or explore other strategic alternatives to exploit this opportunity will be limited or may not be possible.
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
We rely on third parties to store and ship bulk rHuPH20 on our behalf and to also prepare, fill, finish and package our products and product candidates prior to their distribution. If we are unable to locate third parties to perform these functions on terms that are acceptable to us, or if the third parties we identify fail to perform their obligations, the progress of clinical trials could be delayed or even suspended and the commercialization of approved product candidates could be delayed or prevented. In addition, we are in the early stages of scaling up our manufacturing of PEGPH20 with third party suppliers to support additional clinical trials, including a possible registration-enabling trial, and ultimately, if approved, potential commercial supply. If our contract manufacturers are unable to successfully manufacture and supply PEGPH20, the progress of our clinical trials could be delayed or halted for a period of time.
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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low sales prices of our common stock during the twelve months ended March 31, 2015 were $16.55 and $6.88, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

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
There have been no material changes in our market risks during the quarter ended March 31, 2015.
As of March 31, 2015, our cash equivalents and marketable securities consisted of investments in money market funds and corporate debt obligations. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. As of March 31, 2015, based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

3.1	Composite Certificate of Incorporation (1)

3.2	Certificate of Designation, Preferences and Rights of the terms of the Series A Preferred Stock (2)

3.3	Bylaws, as amended (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2013 (File No. 001-32335) .

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed November 20, 2007 (File No. 001-32335).

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 12, 2011 (File No. 001-32335).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	May 11, 2015	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 11, 2015	/s/ David A. Ramsay
David A. Ramsay Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)