Form 10-Q
period 2015-06-30
HALOZYME THERAPEUTICS INC
filed 2015-08-10
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 12,771,772 as of August 6, 2015.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$67,769	$61,389
Marketable securities, available-for-sale	72,946	74,234
Accounts receivable, net	9,738	9,149
Inventories	7,723	6,406
Prepaid expenses and other assets	10,266	10,143
Total current assets	168,442	161,321
Property and equipment, net	2,594	2,951
Prepaid expenses and other assets	2,511	1,205
Restricted cash	500	500
Total assets	$174,047	$165,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,138	$3,003
Accrued expenses	14,821	13,961
Deferred revenue, current portion	6,424	7,367
Current portion of long-term debt, net	9,656	—
Total current liabilities	35,039	24,331
Deferred revenue, net of current portion	45,252	47,267
Long-term debt, net	40,098	49,860
Other long-term liabilities	3,429	3,167
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 200,000 shares authorized; 127,764 and 125,721 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	128	126
Additional paid-in capital	512,657	491,694
Accumulated other comprehensive loss	(40)	(41)
Accumulated deficit	(462,516)	(450,427)
Total stockholders’ equity	50,229	41,352
Total liabilities and stockholders’ equity	$174,047	$165,977
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Product sales, net	$12,342	$9,494	$22,202	$18,062
Royalties	6,382	1,688	13,157	2,487
Revenues under collaborative agreements	24,660	7,203	26,691	9,802
Total revenues	43,384	18,385	62,050	30,351
Operating expenses:
Cost of product sales	8,144	5,924	14,638	11,444
Research and development	21,195	18,649	37,879	40,064
Selling, general and administrative	9,814	8,752	19,213	19,002
Total operating expenses	39,153	33,325	71,730	70,510
Operating income (loss)	4,231	(14,940)	(9,680)	(40,159)
Other income (expense):
Investment and other income, net	87	118	189	165
Interest expense	(1,299)	(1,451)	(2,598)	(2,827)
Net income (loss)	$3,019	$(16,273)	$(12,089)	$(42,821)

Net income (loss) per share:
Basic	$0.02	$(0.13)	$(0.10)	$(0.35)
Diluted	$0.02	$(0.13)	$(0.10)	$(0.35)

Shares used in computing net income (loss) per share:
Basic	126,144	123,710	125,723	121,200
Diluted	134,507	123,710	125,723	121,200
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$3,019	$(16,273)	$(12,089)	$(42,821)
Other comprehensive (loss) gain:
Unrealized (loss) gain on marketable securities	(13)	28	1	(14)
Total comprehensive income (loss)	$3,006	$(16,245)	$(12,088)	$(42,835)
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,

	2015	2014
Operating activities:
Net loss	$(12,089)	$(42,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	10,035	6,889
Depreciation and amortization	816	840
Non-cash interest expense	528	1,178
Amortization of premiums on marketable securities, net	548	687
Changes in operating assets and liabilities:
Accounts receivable, net	(589)	(3,798)
Inventories	(1,317)	(944)
Prepaid expenses and other assets	(1,436)	772
Accounts payable and accrued expenses	1,691	3,174
Deferred revenue	(2,957)	575
Other liabilities	(131)	52
Net cash used in operating activities	(4,901)	(33,396)
Investing activities:
Purchases of marketable securities	(33,184)	(89,116)
Proceeds from maturities of marketable securities	33,925	40,816
Purchases of property and equipment	(390)	(761)
Net cash provided by (used in) investing activities	351	(49,061)
Financing activities:
Proceeds from issuance of common stock under equity incentive plans, net	10,930	3,522
Proceeds from issuance of common stock, net	—	107,713
Net cash provided by financing activities	10,930	111,235
Net increase in cash and cash equivalents	6,380	28,778
Cash and cash equivalents at beginning of period	61,389	27,357
Cash and cash equivalents at end of period	$67,769	$56,135
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Business
Halozyme Therapeutics, Inc. is seeking to translate our unique knowledge of the tumor microenvironment to create novel therapies that have the potential to improve cancer patient survival. Our research primarily focuses on human enzymes that alter the extracellular matrix and tumor microenvironment. The extracellular matrix is a complex matrix of proteins and carbohydrates surrounding the cell that provides structural support in tissues and orchestrates many important biological activities, including cell migration, signaling and survival. Over many years, we have developed unique technology and scientific expertise enabling us to pursue this target-rich environment for the development of therapies.
Our proprietary enzymes are used to facilitate the delivery of injected drugs and fluids, potentially enhancing the efficacy and the convenience of other drugs or can be used to alter abnormal tissue structures for clinical benefit. We have chosen to exploit our technology and expertise in a balanced way to modulate both risk and spend by: (1) developing our own proprietary products in therapeutic areas with significant unmet medical needs, with a focus on oncology, and (2) licensing our technology to biopharmaceutical companies to collaboratively develop products which combine our technology with the collaborators' proprietary compounds.
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
Our proprietary development pipeline consists primarily of clinical stage product candidates in oncology. Our lead oncology program is PEGPH20 (PEGylated recombinant human hyaluronidase), a new molecular entity, under development for the systemic treatment of tumors that accumulate HA. When HA accumulates in a tumor, it can cause higher pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. PEGPH20 works by temporarily degrading HA surrounding some cancer cells and results in reduced pressure and increased blood flow to the cancer with increased amounts of anticancer treatments administered concomitantly gaining access to the tumor. We are currently in Phase 2 clinical testing for PEGPH20 in metastatic pancreatic cancer (Study 109-202) and in Phase 1b clinical testing in non-small cell lung cancer (Study 107-201).
Regarding Enhanze, we currently have collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Baxter Healthcare Corporation (predecessor to Baxalta Incorporated) (“Baxalta”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), and AbbVie, Inc. (“AbbVie”), with one product approved in the U.S. and three products approved for marketing in Europe from which we are receiving royalties and several others at various stages of development.
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
Adoption and Pending Adoption of Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The provisions of ASU 2013-11 require entities to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exists at the reporting date and presumes disallowance of the tax position at the reporting date. The guidance eliminates the diversity in practice in the presentation of unrecognized tax benefits but does not alter the way in which entities assess deferred tax assets for realizability. ASU 2013-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. ASU 2013-11 is applied prospectively to unrecognized tax benefits that exist at the effective date. The adoption of ASU 2013-11 did not have a material impact on our consolidated financial position or results of operations.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 will eliminate transaction-specific and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. On July 9, 2015, the FASB enacted a one-year deferral to the effective date, but permits entities to adopt one year earlier if they choose (i.e., the original effective date). Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements — Going Concern (“ASU 2014-15”). The provisions of ASU 2014-15 provide that in connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 is effective for the annual reporting period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our consolidated financial position or results of operations.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-03. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The adoption of ASU 2015-03 is not expected to have a material impact on our consolidated financial position or results of operations.
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that for entities that measure inventory using the first-in, first-out method, inventory should be measured at the lower of cost and net realizable value. Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 is not expected to have a material impact on our consolidated financial position or results of operations.
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within ninety days or less from the date of purchase. Our cash equivalents consist of money market funds.
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

Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At June 30, 2015 and December 31, 2014, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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
The following table summarizes, by major financial instrument type, our cash equivalents and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2015			December 31, 2014
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$60,336	$—	$60,336	$42,685	$—	$42,685

Available-for-sale marketable securities:
Corporate debt securities	—	72,946	72,946	—	74,234	74,234
	$60,336	$72,946	$133,282	$42,685	$74,234	$116,919
There were no transfers between Level 1 and Level 2 of the fair value hierarchy in the three and six months ended June 30, 2015. We have no financial instruments that were classified within Level 3 as of June 30, 2015 and December 31, 2014.

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
Prior to receiving marketing approval from the U.S. Food and Drug Administration (“FDA”) or comparable regulatory agencies in foreign countries, costs related to purchases of bulk rHuPH20 and raw materials used in the manufacturing of the product candidates are recorded as research and development expense. All direct manufacturing costs incurred after receiving marketing approval are capitalized as inventory. Inventories used in clinical trials are expensed at the time the inventories are packaged for the clinical trials.
As of June 30, 2015 and December 31, 2014, inventories consisted of $1.5 million and $3.0 million of Hylenex recombinant inventory, respectively, and $6.2 million and $3.4 million of bulk rHuPH20 inventory, respectively.
Revenue Recognition
We generate revenues from product sales and payments received under collaborative agreements. Collaborative agreement payments may include nonrefundable fees at the inception of the agreements, license fees, milestone and event-based payments for specific achievements designated in the collaborative agreements, reimbursements of research and development services and supply of bulk rHuPH20, and/or royalties on sales of products resulting from collaborative arrangements.
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
We have developed sufficient historical experience and data to reasonably estimate future returns and chargebacks of Hylenex recombinant. As a result, we recognize Hylenex recombinant product sales and related cost of product sales at the time title transfers to the wholesalers.
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

Allowances for product returns and chargebacks are based on amounts owed or to be claimed on the related sales. We believe that our estimated product returns for Hylenex recombinant requires a high degree of judgment and is subject to change based on our experience and certain quantitative and qualitative factors. In order to develop a methodology to reliably estimate future returns and provide a basis for recognizing revenue on sales to wholesale distributors, we analyzed many factors, including, without limitation: (1) actual Hylenex recombinant product return history, taking into account product expiration dating at the time of shipment, (2) re-order activities of the wholesalers as well as their customers and (3) levels of inventory in the wholesale channel. We have monitored actual return history on an individual product lot basis since product launch. We consider the dating of product at the time of shipment into the distribution channel and changes in the estimated levels of inventory within the distribution channel to estimate our exposure to returned product. We also consider historical chargebacks activity and current contract prices to estimate our exposure to returned product. Based on such data, we believe we have the information needed to reasonably estimate product returns and chargebacks.
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
Bulk rHuPH20
Subsequent to receiving marketing approval from the FDA or comparable regulatory agencies in foreign countries, sales of bulk rHuPH20 for use in collaboration commercial products are recognized as product sales when the materials have met all the specifications required for the customer's acceptance and title and risk of loss have transferred to the customer. Following the receipt of FDA approval of Baxalta's HYQVIA in September 2014 and European marketing approvals of Roche's Herceptin SC product in August 2013 and MabThera SC product in March 2014 and Baxalta's HYQVIA® product in May 2013, revenue from the sales of bulk rHuPH20 for these collaboration products were recognized as product sales. For the three months ended June 30, 2015 and 2014, we recognized product sales of bulk rHuPH20 for Roche collaboration products in the amount of $6.2 million and $6.0 million, respectively, and for Baxalta collaboration products in the amount of $1.5 million and zero, respectively. For the six months ended June 30, 2015 and 2014, we recognized product sales of bulk rHuPH20 for Roche collaboration products in the amount of $12.3 million and $11.9 million, respectively, and for Baxalta collaboration products in the amount of $1.5 million and zero, respectively.

Revenues under Collaborative Agreements
We have license and collaboration agreements under which the collaborators obtained worldwide rights for the use of our proprietary rHuPH20 enzyme in the development and commercialization of the collaborators’ biologic compounds. The collaborative agreements contain multiple elements including nonrefundable payments at the inception of the arrangement, license fees, exclusivity fees, payments based on achievement of specified milestones or events designated in the collaborative agreements, annual maintenance fees, reimbursements of research and development services, payments for supply of bulk rHuPH20 by the collaborator and/or royalties on sales of products resulting from collaborative agreements. We analyze each element of our collaborative agreements and consider a variety of factors in determining the appropriate method of revenue recognition of each element.
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
Consideration we receive under collaboration agreements is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (“VSOE”) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, we use our best estimate of the selling price for the deliverable. The amount of allocable consideration is limited to amounts that are not contingent upon the delivery of additional items or meeting other specified performance conditions. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. Changes in the allocation of the sales price between delivered and undelivered elements can impact the timing of revenue recognition but do not change the total revenue recognized under any agreement.
Nonrefundable upfront license fee payments are recognized upon delivery of the license if (i) facts and circumstances dictate that the license has standalone value from the undelivered items, which generally include research and development services and the manufacture of bulk rHuPH20, (ii) the relative selling price allocation of the license is equal to or exceeds the upfront license fee, (iii) persuasive evidence of an arrangement exists, (iv) our price to the collaborator is fixed or determinable and (v) collectibility is reasonably assured. Upfront license fee payments are deferred if facts and circumstances dictate that the license does not have standalone value. The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period.

Certain of our collaborative agreements provide for milestone payments upon achievement of development and regulatory events and/or specified sales volumes of commercialized products by the collaborator. We account for milestone payments in accordance with the provisions of ASU No. 2010-17, Revenue Recognition - Milestone Method (“Milestone Method of Accounting”). We recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following criteria:

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
Cost of Product Sales
Cost of product sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of Hylenex recombinant and bulk rHuPH20 for use in approved collaboration products. Cost of product sales also consists of the write-down of excess, dated and obsolete inventories and the write-off of inventories that do not meet certain product specifications, if any.

Research and Development Expenses
Research and development expenses include salaries and benefits, facilities and other overhead expenses, external clinical trial expenses, research related manufacturing services, contract services and other outside expenses. Research and development expenses are charged to operations as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. After receiving approval from the FDA or comparable regulatory agencies in foreign countries for a product, costs related to purchases and manufacturing of bulk rHuPH20 for such product are capitalized as inventory. The manufacturing costs of bulk rHuPH20 for the collaboration products, Herceptin SC, MabThera SC and HYQVIA, incurred after the receipt of marketing approvals are capitalized as inventory.
We are obligated to make upfront payments upon execution of certain research and development agreements. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as expense as the related goods are delivered or the related services are performed or such time when we do not expect the goods to be delivered or services to be performed.
Milestone payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses (in other research and development projects or otherwise) and therefore no separate economic value are expensed as research and development costs at the time the costs are incurred. We currently have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.
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
Expenses related to clinical trials are accrued based on our estimates and/or representations from service providers regarding work performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials. Other incidental costs related to patient enrollment or treatment are accrued when reasonably certain. If the contracted amounts are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), we modify our accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. Historically, we have had no changes in clinical trial expense accruals that had a material impact on our consolidated results of operations or financial position.

Share-Based Compensation
We record compensation expense associated with stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and RSUs with performance conditions (“PRSUs”) in accordance with the authoritative guidance for stock-based compensation. The cost of employee services received in exchange for an award of an equity instrument is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense on a straight-line basis, net of estimated forfeitures, over the requisite service period of the award. Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense for an award with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. Share-based compensation expense recognition is based on awards ultimately expected to vest and is reduced for estimated forfeitures. The authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Net Income (Loss) Per Share
Basic net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Outstanding stock options, unvested RSAs, unvested RSUs and unvested PRSUs are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. For the three months ended June 30, 2015 and 2014, approximately 0.4 million and 9.8 million shares, respectively, of outstanding stock options, unvested RSAs, unvested RSUs and unvested PRSUs were excluded from the calculation of diluted net income (loss) per common share, because their effect was anti-dilutive. For the six months ended June 30, 2015 and 2014, approximately 9.2 million and 9.8 million shares, respectively, of outstanding stock options, unvested RSAs, unvested RSUs and unvested PRSUs were excluded from the calculation of diluted net loss per common share because a net loss was reported in each of these periods and therefore their effect was anti-dilutive. A reconciliation of the numerators and the denominators of the basic and diluted per common share computations for net income (loss) is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$3,019	$(16,273)	$(12,089)	$(42,821)
Denominator:
Weighted average common shares outstanding for basic net income (loss) per share	126,144	123,710	125,723	121,200
Net effect of dilutive common stock equivalents	8,363	—	—	—
Weighted average common shares outstanding for diluted net income (loss) per share	134,507	123,710	125,723	121,200
Net income (loss) per share:
Basic	$0.02	$(0.13)	$(0.10)	$(0.35)
Diluted	$0.02	$(0.13)	$(0.10)	$(0.35)

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
3. Marketable Securities
Available-for-sale marketable securities consisted of the following (in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$72,986	$1	$(41)	$72,946

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$74,275	$2	$(43)	$74,234
As of June 30, 2015, $72.9 million of our available-for-sale marketable securities were scheduled to mature within the next 12 months. As of June 30, 2015, we had 24 available-for-sale marketable securities in a gross unrealized loss position, all of which had been in such position for less than twelve months. Based on our review of these marketable securities, we believe there were no other-than-temporary impairments on these marketable securities as of June 30, 2015 because we do not intend to sell these marketable securities prior to maturity and it is not more likely than not that we will be required to sell these marketable securities before the recovery of their amortized cost basis.
4. Collaborative Agreements
Roche Collaboration
In December 2006, we and Roche entered into a license and collaborative agreement under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 and up to thirteen Roche target compounds (the “Roche Collaboration”). As of June 30, 2015, Roche has elected a total of five exclusive targets and retains the option to develop and commercialize rHuPH20 with three additional targets, provided that Roche continues to pay annual maintenance fees to us. In August 2013, Roche received European marketing approval for its collaboration product, Herceptin SC, for the treatment of patients with HER2-positive breast cancer and launched Herceptin SC in the European Union (“EU”) in September 2013.
In March 2014, Roche received European marketing approval for its collaboration product, MabThera SC, for the treatment of patients with common forms of non-Hodgkin lymphoma (“NHL”). In June 2014, Roche launched MabThera SC in the EU which triggered a $5.0 million sales-based payment to us for the achievement of the first commercial sale pursuant to the terms of the Roche Collaboration.

Roche assumes all development, manufacturing, clinical, regulatory, sales and marketing costs under the Roche Collaboration, while we are responsible for the supply of bulk rHuPH20. We are entitled to receive reimbursements for providing research and development services and supplying bulk rHuPH20 to Roche at its request.
Under the terms of the Roche Collaboration, Roche pays us a royalty on each product commercialized under the agreement consisting of a mid-single digit percent of the net sales of such product. Unless terminated earlier in accordance with its terms, the Roche Collaboration continues in effect until the expiration of Roche's obligation to pay royalties. Roche has the obligation to pay royalties to us with respect to each product commercialized in each country, during the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the Roche Collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country.
As of June 30, 2015, we have received $78.3 million from Roche, excluding royalties and reimbursements for providing research and development services and supplying bulk rHuPH20. The amounts received consisted of a $20.0 million upfront license fee payment for the application of rHuPH20 to the initial three Roche exclusive targets, $22.3 million in connection with Roche's election of two additional exclusive targets and annual license maintenance fees for the right to designate the remaining targets as exclusive targets, $13.0 million in clinical development milestone payments, $8.0 million in regulatory milestone payments and $15.0 million in sales-based payments. Due to our continuing involvement obligations (for example, support activities associated with rHuPH20), revenues from the upfront payment, exclusive designation fees, annual license maintenance fees and sales-based payments were deferred and are being amortized over the remaining term of the Roche Collaboration.
For the three months ended June 30, 2015 and 2014, we recognized approximately $0.8 million and $5.8 million, respectively, of Roche deferred revenues as revenues under collaborative agreements. For the six months ended June 30, 2015 and 2014, we recognized approximately $1.6 million and $6.5 million, respectively, of Roche deferred revenues as revenues under collaborative agreements. Roche deferred revenues were approximately $41.2 million and $42.7 million as of June 30, 2015 and December 31, 2014, respectively.
Baxalta Collaboration
In September 2007, we entered into a license and collaborative agreement with Baxalta, under which Baxalta obtained a worldwide, exclusive license to develop and commercialize HYQVIA, a combination of Baxalta's current product GAMMAGARD LIQUID™ and our patented rHuPH20 enzyme (the “Baxalta Collaboration”). In May 2013, the European Commission granted Baxalta marketing authorization in all EU Member States for the use of HYQVIA (solution for subcutaneous use), a combination of GAMMAGARD LIQUID and rHuPH20 in dual vial units, as replacement therapy for adult patients with primary and secondary immunodeficiencies. Baxalta launched HYQVIA in the EU in July 2013. In September 2014, the FDA approved HYQVIA for treatment of adult patients with primary immunodeficiency. In October 2014, Baxalta announced the launch and first shipments of HYQVIA in the U.S.
The Baxalta Collaboration is applicable to both kit and formulation combinations. Baxalta assumes all development, manufacturing, clinical, regulatory, sales and marketing costs under the Baxalta Collaboration, while we are responsible for the supply of bulk rHuPH20. We perform research and development activities and supply bulk rHuPH20 at the request of Baxalta, and are reimbursed by Baxalta under the terms of the Baxalta Collaboration. In addition, Baxalta has certain product development and commercialization obligations in major markets identified in the Baxalta Collaboration.
Unless terminated earlier in accordance with its terms, the Baxalta Collaboration continues in effect until the expiration of Baxalta's obligation to pay royalties to us. Baxalta has the obligation to pay royalties, with respect to each product commercialized in each country, during the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the Baxalta Collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country.

As of June 30, 2015, we have received $17.0 million under the Baxalta Collaboration, excluding royalties. The amounts received consisted of a $10.0 million upfront license fee payment, a $3.0 million regulatory milestone payment and a $4.0 million sales-based payment. Baxalta pays us a royalty on HYQVIA consisting of a mid-single digit percent of the net sales of such product. Due to our continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), the upfront license fee and sales-based payments were deferred and are being recognized over the term of the Baxalta Collaboration. We recognized revenue from the upfront license fee and sales-based payments of approximately $0.2 million for both of the three months ended June 30, 2015 and 2014. We recognized revenue from the upfront license fee and sales-based payments of approximately $0.4 million for both of the six months ended June 30, 2015 and 2014. Deferred revenues relating to the upfront license fee and sales-based payments under the Baxalta Collaboration were approximately $10.5 million and $10.9 million as of June 30, 2015 and December 31, 2014, respectively.
Other Collaborations
In June 2015, we and AbbVie, Inc. (“AbbVie”) entered into a collaboration and license agreement, under which AbbVie has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with AbbVie proprietary biologics directed at up to nine targets (the “AbbVie Collaboration”). Targets, once selected, will be on an exclusive, global basis. As of June 30, 2015, we have received a $23.0 million payment for the license fee of one specified exclusive target. AbbVie has the right to elect up to eight additional targets for additional fees. The upfront license payment may be followed by event-based payments subject to AbbVie's achievement of specified development, regulatory and sales-based milestones. In addition, AbbVie will pay tiered royalties if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the AbbVie Collaboration continues in effect until the later of: (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the AbbVie Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) 10 years following the date of the first commercial sale of such product in such country. AbbVie may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 90 days prior written notice to us. Upon any such termination, the license granted to AbbVie (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid-up.
In December 2014, we and Janssen entered into a collaboration and license agreement, under which Janssen has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Janssen proprietary biologics directed at up to five targets (the “Janssen Collaboration”). Targets, once selected, will be on an exclusive, global basis. As of June 30, 2015, we received a $15.0 million payment for the license fee of one specified exclusive target, CD38. Janssen has the right to elect four additional targets in the future upon payment of additional fees. Unless terminated earlier in accordance with its terms, the Janssen Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Janssen Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. Janssen may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 90 days prior written notice to us. Upon any such termination, the license granted to Janssen (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid-up.

In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Pfizer proprietary biologics directed at up to six targets (the “Pfizer Collaboration”). Targets may be selected on an exclusive or non-exclusive basis. As of June 30, 2015, we have received $11.0 million in upfront and license fee payments for the licenses to four specified exclusive targets. Pfizer has the right to elect two additional targets in the future upon payment of additional fees. Unless terminated earlier in accordance with its terms, the Pfizer Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Pfizer Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. Pfizer may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 30 days prior written notice to us. Upon any such termination, the license granted to Pfizer (in total or with respect to the terminated target, as applicable) will terminate, provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid-up.
At the inception of the Pfizer, Janssen and AbbVie arrangements, we identified the deliverables in each arrangement to include the license, research and development services and supply of bulk rHuPH20. We have determined that the license, research and development services and supply of bulk rHuPH20 individually represent separate units of accounting, because each deliverable has standalone value. The estimated selling prices for these units of accounting were determined based on market conditions, the terms of comparable collaborative arrangements for similar technology in the pharmaceutical and biotech industry and entity-specific factors such as the terms of our previous collaborative agreements, our pricing practices and pricing objectives. The arrangement consideration was allocated to the deliverables based on the relative selling price method and the nature of the research and development services to be performed for the collaborator.
The amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (non-contingent amount). As such, we excluded from the allocable arrangement consideration the event-based payments, milestone payments, annual exclusivity fees and royalties regardless of the probability of receipt. Based on the results of our analysis, we allocated the $11.0 million license fees from Pfizer, the $15.0 million upfront license fee from Janssen and the $23.0 million upfront license fee from AbbVie to the license fee deliverable under each of the arrangements. We determined that the upfront payments were earned upon the granting of the worldwide, exclusive right to our technology to the collaborators in these arrangements. As a result, we recognized the $11.0 million license fees under the Pfizer Collaboration, the $15.0 million upfront license fee under the Janssen Collaboration and the $23.0 million upfront license fee under the AbbVie Collaboration as revenues under collaborative agreements in the period when such license fees were earned. There were no revenues recognized related to event-based payments or milestone payments under these collaborations for the three and six months ended June 30, 2015 and 2014.
The collaborators are each solely responsible for the development, manufacturing and marketing of any products resulting from their respective collaborations. We are entitled to receive payments for research and development services and supply of bulk rHuPH20 to these collaborators if requested by such collaborator. We recognize amounts allocated to research and development services as revenues under collaborative agreements as the related services are performed. We recognize amounts allocated to the sales of bulk rHuPH20 as revenues under collaborative agreements when such bulk rHuPH20 has met all required specifications by the collaborators and the related title and risk of loss and damages have passed to the collaborators. We cannot predict the timing of delivery of research and development services and bulk rHuPH20 as they are at the collaborators' requests.
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

5. Certain Balance Sheet Items
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Accounts receivable from product sales to collaborators	$7,692	$6,361
Accounts receivable from other product sales	2,291	2,133
Accounts receivable from revenues under collaborative agreements	581	1,266
Subtotal	10,564	9,760
Allowance for distribution fees and discounts	(826)	(611)
Total accounts receivable, net	$9,738	$9,149
Inventories consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$144	$553
Work-in-process	6,489	5,207
Finished goods	1,090	646
Total inventories	$7,723	$6,406
Prepaid expenses and other assets consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Prepaid manufacturing expenses	$7,145	$6,339
Prepaid research and development expenses	3,529	2,380
Other prepaid expenses	1,504	1,094
Other assets	599	1,535
Total prepaid expenses and other assets	12,777	11,348
Less long-term portion	2,511	1,205
Total prepaid expenses and other assets, current	$10,266	$10,143
Property and equipment, net consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Research equipment	$8,756	$8,474
Computer and office equipment	2,223	2,178
Leasehold improvements	1,531	1,518
Subtotal	12,510	12,170
Accumulated depreciation and amortization	(9,916)	(9,219)
Property and equipment, net	$2,594	$2,951
Depreciation and amortization expense totaled approximately $0.4 million for both of the three months ended June 30, 2015 and 2014, and approximately $0.8 million for both of the six months ended June 30, 2015 and 2014.

Accrued expenses consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued outsourced research and development expenses	$4,917	$4,383
Accrued compensation and payroll taxes	4,881	5,923
Accrued outsourced manufacturing expenses	2,430	2,112
Other accrued expenses	3,186	2,023
Total accrued expenses	15,414	14,441
Less long-term accrued outsourced research and development expenses	593	480
Total accrued expenses, current	$14,821	$13,961
Long-term accrued outsourced research and development is included in other long-term liabilities in the condensed consolidated balance sheets.
Deferred revenue consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Collaborative agreements	$50,521	$53,479
Product sales	1,155	1,155
Total deferred revenue	51,676	54,634
Less current portion	6,424	7,367
Deferred revenue, net of current portion	$45,252	$47,267
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
In January 2015, we entered into the second amendment to the Loan Agreement with the Lenders, amending and restating the loan repayment schedules of the Loan Agreement. The amended and restated term loan repayment schedule provides for interest only payments through January 2016, followed by consecutive equal monthly payments of principal and interest in arrears starting in February 2016 and continuing through the previously established maturity date of January 1, 2018. Consistent with the original loan, the Loan Agreement provides for a 7.55% interest rate on the term loan and a final interest payment equal to 8.5% of the original principal amount, or $4.25 million, which is due when the term loan becomes due or upon the prepayment of the facility. We have the option to prepay the outstanding balance of the term loan in full, subject to a prepayment fee of 1% to 3% depending upon when the prepayment occurs.
In connection with the term loan, the debt offering costs have been recorded as a debt discount in our condensed consolidated balance sheets which, together with the final payment and fixed interest rate payments, are being amortized and recorded as interest expense throughout the life of the term loan using the effective interest rate method.

The amended term loan is secured by substantially all of the assets of the Company and our subsidiary, Halozyme, Inc., except that the collateral does not include any equity interests in Halozyme, Inc., any of our intellectual property (including all licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The Loan Agreement contains customary representations, warranties and covenants by us, which covenants limit our ability to convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses currently engaged in by us or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; make payments on any subordinated debt; and enter into transactions with any of our affiliates outside of the ordinary course of business or permit our subsidiaries to do the same. In addition, subject to certain exceptions, we are required to maintain with SVB our primary deposit accounts, securities accounts and commodities, and to do the same for our subsidiary, Halozyme, Inc.
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
 As of June 30, 2015, we were in compliance with all material covenants under the Loan Agreement and there was no material adverse change in our business, operations or financial condition.
Interest expense, including amortization of the debt discount, related to the long-term debt totaled approximately $1.3 million and $1.5 million for the three months ended June 30, 2015 and 2014, respectively. Interest expense, including amortization of the debt discount, related to the long-term debt totaled approximately $2.6 million and $2.8 million for the six months ended June 30, 2015 and 2014, respectively. Accrued interest, which is included in accrued expenses and other long-term liabilities, was $2.6 million and $2.0 million as of June 30, 2015 and December 31, 2014, respectively.
7. Share-based Compensation
Total share-based compensation expense related to all of our share-based awards was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$2,902	$1,818	$4,999	$3,440
Selling, general and administrative	3,003	1,776	5,036	3,449
Share-based compensation expense	$5,905	$3,594	$10,035	$6,889
Since we have a net operating loss carryforward as of June 30, 2015, no excess tax benefits for the tax deductions related to share-based awards were recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2015. For the three months ended June 30, 2015 and 2014, share-based compensation expense related to stock options was $2.7 million and $2.0 million, respectively, and share-based compensation expense related to RSAs, RSUs and PRSUs was $3.2 million and $1.6 million, respectively. For the six months ended June 30, 2015 and 2014, share-based compensation expense related to stock options was $4.6 million and $4.1 million, respectively, and share-based compensation expense related to RSAs, RSUs and PRSUs was $5.4 million and $2.8 million, respectively.

The Company granted stock options to purchase approximately 0.9 million and 0.2 million shares of the Company’s common stock during the three months ended June 30, 2015 and 2014, respectively, and 2.5 million and 2.1 million shares of the Company’s common stock during the six months ended June 30, 2015 and 2014, respectively. The exercise price of the stock options granted during the three and six months ended June 30, 2015 and 2014 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each stock option granted was estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes model”) that used assumptions noted in the following table. Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments by us. The weighted-average assumptions used in the Black-Scholes model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected volatility	66.8%	71.1%	66.7%	71.0%
Average expected term (in years)	5.6	5.7	5.6	5.7
Risk-free interest rate	1.7%	2.0%	1.6%	1.9%
Expected dividend yield	—%	—%	—%	—%
As of June 30, 2015, total unrecognized estimated compensation cost related to non-vested stock options was $24.6 million, which was expected to be recognized over a weighted-average period of approximately 3.0 years. Total unrecognized estimated compensation cost related to unvested RSAs and RSUs as of June 30, 2015 was approximately $13.8 million, which was expected to be recognized over a weighted-average period of approximately 2.8 years. Total unrecognized estimated compensation cost related to unvested PRSUs was approximately $0.4 million which was expected to be recognized over a weighted-average period of approximately 1.2 years.
8. Stockholders’ Equity
During the six months ended June 30, 2015 and 2014, we issued an aggregate of 1,555,127 and 810,806 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $7.45 and $5.49 per share, respectively, for net proceeds of approximately $11.6 million and $4.5 million, respectively. For the six months ended June 30, 2015 and 2014, we issued 134,088 and 109,039 shares of common stock, respectively, upon vesting of certain RSUs for which the RSU holders surrendered 52,019 and 67,704 RSUs, respectively, to pay for minimum withholding taxes totaling approximately $0.7 million and $0.9 million, respectively. In addition, we issued 482,790 and 1,055,122 shares of common stock in connection with the grants of RSAs during the six months ended June 30, 2015 and 2014, respectively. Stock options, unvested RSUs, and PRSUs totaling approximately 8.3 million shares and 7.2 million shares of our common stock were outstanding as of June 30, 2015 and December 31, 2014, respectively.
In February 2014, we completed an underwritten public offering and issued 8,846,153 shares of common stock, including 1,153,846 shares sold pursuant to the full exercise of an over-allotment option granted to the underwriters. All of the shares were offered at a public offering price of $13.00 per share, generating approximately $107.7 million in net proceeds.

9. Commitments and Contingencies
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
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than statements of historical fact are, or may be deemed to be, forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the anticipated timing and scope of planned clinical trials, the development or regulatory approval of new products, enhancements of existing products or technologies, timing and success of the launch of new products by us or by our collaborators, third party performance under key collaboration agreements, revenue, expense and cash burn levels and trends and other statements regarding matters that are not historical are forward-looking statements. Such statements reflect management’s current forecast of certain aspects of our future, are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements due to a number of factors including, but not limited to, those set forth below under the section entitled “Risks Factors” and elsewhere in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report.
Overview
Halozyme is seeking to translate our unique knowledge of the tumor microenvironment to create novel therapies that can improve cancer survival. Our research primarily focuses on human enzymes that alter the extracellular matrix and tumor microenvironment. The extracellular matrix is a complex matrix of proteins and carbohydrates surrounding the cell that provides structural support in tissues and orchestrates many important biological activities, including cell migration, signaling and survival. Over many years, we have developed unique technology and scientific expertise enabling us to pursue this target-rich environment for the development of therapies.
Our proprietary enzymes are used to facilitate the delivery of injected drugs and fluids, potentially enhancing the efficacy and the convenience of other drugs or to alter abnormal tissue structures for clinical benefit. We have chosen to exploit our technology and expertise in a balanced way to modulate both risk and spend by: (1) developing our own proprietary products in therapeutic areas with significant unmet medical needs, with a focus on oncology, and (2) licensing our technology to biopharmaceutical companies to collaboratively develop products which combine our technology with the collaborators' proprietary compounds.

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
Our proprietary development pipeline consists of a clinical stage product candidate in oncology and research-stage oncology projects. Our lead oncology program is PEGPH20 (PEGylated recombinant human hyaluronidase), a new molecular entity, under development for the systemic treatment of tumors that accumulate HA. When HA accumulates in a tumor, it can cause higher pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. PEGPH20 works by temporarily degrading HA surrounding some cancer cells and results in reduced pressure and increased blood flow to the cancer with increased amounts of anticancer treatments administered concomitantly gaining access to the tumor. We are currently in Phase 2 clinical testing for PEGPH20 in metastatic pancreatic cancer (Study 109-202) and in Phase 1b clinical testing in non-small cell lung cancer (Study 107-201).
Our receipt of Fast Track and Orphan Drug designations for PEGPH20, new pre-clinical data further supporting the pan-tumor potential for PEGPH20 and investigator interest in both our pancreatic and lung cancer trials have confirmed PEGPH20 as our priority product candidate for investment. As a result of ongoing evaluations to confirm and focus on the highest value opportunities, we have made the decision to seek collaborations with third parties or explore other strategic alternatives in order to exploit our non-oncology programs.
Regarding Enhanze, we currently have collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Baxalta Healthcare Corporation (Baxalta), Pfizer Inc. (Pfizer), Janssen Biotech, Inc. (Janssen), and AbbVie, Inc. (AbbVie), with one product approved in the U.S. and three products approved for marketing in Europe from which we are receiving royalties and several others at various stages of development.
Future revenues from the sales and/or royalties of our product candidates which have not been approved or have recently been approved will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure regulatory approvals for and commercialize the product candidates.
Our key accomplishments for the second quarter of 2015 include:

•
In June 2015, we received scientific advice/protocol assistance from the European Medicines Agency (EMA) on our proposed Phase 3 clinical trial of PEGPH20 in previously untreated metastatic pancreas cancer.

•
In June 2015, we and AbbVie entered into a collaboration and license agreement, under which AbbVie has the worldwide license to develop and commercialize products combining our Enhanze technology with AbbVie proprietary biologics directed to up to nine targets. Targets may be selected on an exclusive basis. We received $23.0 million for the license with one specified target. We are also eligible to receive additional payments upon AbbVie's achievement of specified development, regulatory and sales-based events, totaling approximately $130.0 million per target.

•
In May 2015, interim findings from the ongoing Phase 2 clinical study of PEGPH20 for the potential treatment of patients with metastatic pancreatic cancer were presented at the American Society of Clinical Oncology annual meeting in an oral presentation by Principal Investigator Sunil Hingorani, M.D., Ph.D., Associate Member of the Fred Hutchinson Cancer Research Center and Associate Professor at University of Washington School of Medicine. The trial included 135 treated patients in stage 1 of Study 202, of whom a total of 44 patients -- 23 receiving PEGPH20 in combination with ABRAXANE® and gemcitabine (PAG treatment arm) and 21 receiving ABRAXANE and gemcitabine alone (AG treatment arm) -- had available biopsies that were determined in a retrospective analysis to have high levels of HA. HA is a glycosaminoglycan - a chain of natural sugars distributed throughout human tissue - that can accumulate around cancer cells. PEGPH20 targets HA to help improve cancer therapy access to tumor cells.

•
In May 2015, we entered into a global collaboration agreement with Ventana Medical Systems, Inc. (Ventana), a member of the Roche Group, to collaborate on the development of, and for Ventana to ultimately commercialize, a companion diagnostic assay for use with PEGPH20. The Ventana assay will be used to identify high levels of HA. Under the agreement, Ventana will develop an in vitro diagnostic (IVD), under design control, using our proprietary HA binding protein, with the intent of submitting it for regulatory approval in the United States, Europe and other countries.

Product and Product Candidates
We have one marketed proprietary product and one proprietary product candidate targeting several indications in various stages of development. The following table summarizes our proprietary product and product candidate as well as products and product candidates under development with our collaborators:

Product, Collaboration Products and Product Candidates	Therapeutic Area	Use / Indication	Preclinical	Phase 1	Phase 2	Phase 3	Filed	Approved
PROPRIETARY PRODUCT AND PRODUCT CANDIDATES								
Hylenex® recombinant *(hyaluronidase human injection)*	Various	Adjuvant for subQ fluid delivery & dispersion & absorption of other injected drugs						U.S. Approved
PEGPH20	Oncology	Pancreatic Cancer (202)*						
PEGPH20	Oncology	Pancreatic Cancer (SWOG)**						
PEGPH20	Oncology	Lung Cancer (PRIMAL) ***						
COLLABORATION PRODUCTS AND PRODUCT CANDIDATES								
Roche (up to 8 potential targets)								
Herceptin® SC****	Oncology	Breast cancer						EU Approved
MabThera® SC****	Oncology	Non-Hodgkin's lymphoma						EU Approved
Baxalta								
HYQVIA	Immunology	Primary immunodeficiency						U.S. & EU Approved
Pfizer (up to 6 potential targets)	Primary & Specialty Care	4 specified (Rivipansel, PCSK-9) 2 pending						
Janssen (up to 5 potential targets)	Various	1 specified (CD38) 4 pending						
AbbVie (up to 9 potential targets)	Various	1 specified 8 pending						

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
Cancer malignancies, including pancreatic, lung, breast, colon and prostate cancers can accumulate high levels of HA and therefore we believe that PEGPH20 has the potential to help patients with these types of cancer when used with currently approved cancer therapies. Among solid tumors, pancreatic ductal adenocarcinoma has been reported to be associated with the highest frequency of HA accumulation.
Over 100,000 patients in the U.S. and EU are diagnosed with pancreatic cancer annually and are frequently diagnosed in late stage of the disease. The pathologic accumulation of HA, along with other matrix components, creates a unique microenvironment for the growth of tumor cells compared to normal cells. We believe that depleting the HA component of the tumor microenvironment with PEGPH20 remodels the tumor microenvironment, resulting in tumor growth inhibition in animal models. Removal of HA from the tumor microenvironment results in expansion of previously constricted blood vessels to allow increased blood flow, increasing the access of activated immune cells and factors in the blood into the tumor microenvironment. If PEGPH20 is administered in conjunction with other anti-cancer therapies, the increase in blood flow may allow anti-cancer therapies to have greater access to the tumor, which may enhance the treatment effect of therapeutic modalities like chemotherapies, monoclonal antibodies and other agents.
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
Study Halo 109-202:
In the second quarter of 2013, we initiated Study 109-202, a Phase 2 multicenter randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV metastatic pancreatic cancer. The study was designed to enroll patients who would receive gemcitabine and nab-paclitaxel (ABRAXANE®) either with or without PEGPH20. The primary endpoint is to measure the improvement in progression-free survival in patients receiving PEGPH20 plus gemcitabine and nab-paclitaxel compared to those who are receiving gemcitabine and nab-paclitaxel alone. In April 2014, after 146 patients had been enrolled, the trial was put on clinical hold by Halozyme and the FDA to assess a question raised by the Data Monitoring Committee regarding a possible difference in the thromboembolic event rate between the group of patients treated with PEGPH20, nab-paclitaxel and gemcitabine (PAG arm) versus the group of patients treated with nab-paclitaxel and gemcitabine without PEGPH20 (AG arm). This portion of the study and patients in this portion are now referred to as Stage 1. It should be noted that at the time of the clinical hold all patients remaining in the study continued on gemcitabine and nab-paclitaxel. In July 2014, the Study 109-202 was reinitiated (Stage 2) under a revised protocol, which excludes patients that are expected to be at a greater risk for thromboembolic events, provides for venous thromboembolism prophylaxis of all patients in both arms of the study with low molecular weight heparin, and adds evaluation of the thromboembolic event rate in Stage 2 PEGPH20-treated patients compared with Stage 1 as a co-primary end point. Stage 2 of Study 109-202 is designed to enroll an additional 114 patients, to add to the 146 patients already accrued in the clinical trial, with a 2:1 randomization for PAG compared to AG.
In May 2015, interim findings from the ongoing Phase 2 clinical study of PEGPH20 for the potential treatment of patients with metastatic pancreatic cancer were presented at the American Society of Clinical Oncology annual meeting in an oral presentation by Principal Investigator Sunil Hingorani, M.D., Ph.D., Associate Member of the Fred Hutchinson Cancer Research Center and Associate Professor at University of Washington School of Medicine. The trial included 135 treated patients in stage 1, of whom a total of 44 patients -- 23 receiving PEGPH20 in combination with ABRAXANE® and gemcitabine (PAG treatment arm) and 21 receiving ABRAXANE and gemcitabine alone (AG treatment arm) -- had available biopsies that were determined in a retrospective analysis to have high levels of hyaluronan (HA). PEGPH20 targets HA to help improve cancer therapy access to tumor cells. Results reported include:

•	A more than doubling of median progression-free survival of 9.2 months versus 4.3 months in high HA patients treated with PAG vs. AG (hazard ratio of 0.39; p-value of 0.05);

•
A more than doubling of overall response rate of 52 percent versus 24 percent (p-value of 0.038) and a duration of response of 8.1 months compared to 3.7 months in high HA patients treated with PAG versus AG;

•
In the 30 high HA patients (15 PAG treatment arm versus 15 AG treatment arm) who were evaluated for response prior to the April 2014 clinical hold and subsequent PEGPH20 treatment discontinuation, the overall response rate was 73 percent versus 27 percent (p-value of 0.01), respectively, consistent with findings presented in January;

•
A trend toward improvement in median overall survival of 12 months compared to 9 months in high HA patients treated with PAG versus AG (hazard ratio of 0.62) despite discontinuation of PEGPH20 in more than half of the PAG-treated patients at the time of the clinical hold in April 2014.

Data was also presented on the rate of thromboembolic (TE) events in 55 patients treated in stage 2 of the trial, which is currently randomizing patients at a 2:1 ratio of PAG versus AG. Stage 2 began after a protocol amendment in July 2014, excluding patients at high risk of TE events and adding prophylaxis with low molecular weight heparin (enoxaparin) to all patients in both treatment arms. Reported results included a TE event rate of 13 percent in 38 patients treated with PAG versus 18 percent in 17 patients receiving AG.
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
In June 2015, we received scientific advice/protocol assistance from EMA regarding our planned Phase 3 study. The EMA agreed to the patient population, and the use of both PFS and OS as co-primary endpoints stating that ultimate approval would require an overall positive benefit:risk balance.
SWOG Study S1313:
In October 2013, SWOG, a cancer research cooperative group of more than 4,000 researchers in over 500 institutions around the world, initiated a 144 patient Phase 1b/2 randomized clinical trial in some of their study centers, examining PEGPH20 in combination with modified FOLFIRINOX chemotherapy (mFOLFIRINOX) compared to mFOLFIRINOX treatment alone in patients with metastatic pancreatic adenocarcinoma (funded by the National Cancer Institute). This study was also placed on clinical hold temporarily at the time of the hold on Study 109-202. In September 2014, the FDA removed the clinical hold on patient enrollment and dosing of PEGPH20 in this SWOG cooperative study. The study has resumed under a revised protocol, and patient enrollment is continuing and has recently entered the Phase 2 portion of the study, where up to 172 patients are planned to be enrolled. As with Study 109-202, the occurrence of thromboembolic events will be closely monitored in enrolled patients, and the continuation of this study may be halted again in accordance with event rate rules established in the protocol, or for other safety reasons.
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
Study HALO 107-101, the immuno-oncology trial: In the second half of 2015, we plan to initiate a Phase 1b study exploring the combination of PEGPH20 and KEYTRUDA®, an immune-oncology agent in relapsed NSCLC and gastric cancer. We expect to evaluate and identify the dose and safety of PEGPH20 plus KEYTRUDA prior to embarking on expansion into larger trials and into additional tumor types.
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
In March 2015, we met with the FDA to discuss both the interim efficacy and safety data from Study 109-202 and to discuss the Phase 3 Study 109-301 as a potential registration seeking study in stage IV metastatic pancreatic cancer patients whose tumors are determined to have high levels of HA accumulation. In June 2015, we received scientific advice/protocol assistance from the EMA regarding our planned Phase 3 study. In addition, we will continue our dialog with the FDA regarding the development of a companion diagnostic agent for detection and qualification of hyaluronan in the tumor tissue of cancer patients.

In October 2014, we announced the issuance of U.S. Patent No. 8,846,034 claiming methods for selecting a subject for treatment of a hyaluronan-associated disease with an anti-hyaluronan agent, such as PEGPH20, as well as diagnostic agents for the detection and quantification of hyaluronan in a biological sample in patients.
Collaborations
Roche Collaboration
In December 2006, we and Roche entered into an agreement under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with up to thirteen Roche target compounds (the Roche Collaboration). Roche initially had the exclusive right to apply rHuPH20 to only three pre-defined Roche biologic targets with the option to exclusively develop and commercialize rHuPH20 with ten additional targets. As of June 30, 2015, Roche has elected a total of five exclusive targets and retains the option to develop and commercialize rHuPH20 with three additional targets through the payment of annual license maintenance fees.
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
Baxalta Collaboration
In September 2007, we and Baxalta entered into an agreement under which Baxalta obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with GAMMAGARD LIQUID (HYQVIA) (the Baxalta Collaboration). GAMMAGARD LIQUID is a current Baxalta product that is indicated for the treatment of primary immunodeficiency disorders associated with defects in the immune system.

In October 2014, Baxalta announced the launch and first shipments of Baxalta’s HYQVIA product for treatment of adult patients with primary immunodeficiency in the U.S. HYQVIA was approved by the FDA in September 2014 and is the first subcutaneous IG treatment approved for adult primary immunodeficiency patients with a dosing regimen requiring only one infusion up to once per month (every three to four weeks) and one injection site per infusion in most patients, to deliver a full therapeutic dose of IG. The majority of primary immunodeficiency patients today receive intravenous infusions in a doctor’s office or infusion center, and current subcutaneous IG treatments require weekly or bi-weekly treatment with multiple infusion sites per treatment. The FDA's approval of HYQVIA is a significant milestone for us as it represents the first U.S. approved BLA which utilizes our rHuPH20 platform.
In May 2013, the European Commission granted Baxalta marketing authorization in all EU Member States for the use of HYQVIA (solution for subcutaneous use) as replacement therapy for adult patients with primary and secondary immunodeficiencies. Baxalta launched HYQVIA in the first EU country in July 2013 and in additional EU countries in the second half of 2013 and in 2014.
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
Janssen Collaboration
In December 2014, we and Janssen entered into a collaboration and license agreement, under which Janssen has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Janssen proprietary biologics directed to up to five targets. Targets may be selected on an exclusive basis. Janssen has elected CD38 as the first target on an exclusive basis.
AbbVie Collaboration
In June 2015, we and AbbVie entered into a collaboration and license agreement, under which AbbVie has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with AbbVie proprietary biologics directed to up to nine targets. Targets may be selected on an exclusive basis. AbbVie has elected their first target on an exclusive basis.
For a further discussion of the material terms of our collaboration agreements, refer to Note 4, Collaborative Agreements, to our condensed consolidated financial statements.
Results of Operations
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Product Sales, Net – Product sales, net were $12.3 million for the three months ended June 30, 2015 compared to $9.5 million for the three months ended June 30, 2014. The increase of $2.8 million was primarily due to an increase in Hylenex recombinant product sales to $4.2 million for the three months ended June 30, 2015 from $3.0 million for the same period in 2014, and to the sale of bulk rHuPH20 to Baxalta of $1.5 million in the three months ended June 30, 2015, with no sales in the same period in 2014.
Royalties – Royalty revenue was $6.4 million for the three months ended June 30, 2015 compared to $1.7 million for the three months ended June 30, 2014. This amount relates primarily to increased sales of Herceptin SC by Roche. We recognize royalties on sales of the collaboration products by the collaborators in the quarter following the quarter in which the corresponding sales occurred. We expect royalty revenue to increase in future periods reflecting expected increase in the sales of products under collaborations.

Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended
	June 30,
	2015	2014	Change
Upfront payments, license maintenance fees and amortization of deferred upfront, license fees and product-based payments:
AbbVie	$23,000	$—	$23,000
Roche	816	714	102
Baxalta	191	191	—
	24,007	905	23,102
Reimbursements for research and development services:
Roche, AbbVie, Baxalta, other	653	6,298	(5,645)
Total revenues under collaborative agreements	$24,660	$7,203	$17,457
Revenue from license fees in connection with the AbbVie Collaboration of $23.0 million was recognized in the three months ended June 30, 2015. Revenue from reimbursements for research and development services decreased in the three months ended June 30, 2015, compared to the same period in 2014 mainly due to a reduction in services provided to Roche compared to the same period in 2014. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Cost of Product Sales – Cost of product sales were $8.1 million for the three months ended June 30, 2015 compared to $5.9 million for the three months ended June 30, 2014. The increase of $2.2 million in cost of product sales was due to a $0.8 million increase in Hylenex recombinant cost of product sales and a $1.4 million increase in rHuPH20 cost of product sales.
Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Three Months Ended
	June 30,
Programs	2015	2014	Change
Product Candidates:
PEGPH20	$17,094	$7,277	$9,817
Ultrafast insulin program	346	5,831	(5,485)
Hylenex recombinant	746	1,343	(597)
rHuPH20 platform(1)	1,169	1,827	(658)
Enhanze collaborations	962	1,483	(521)
Other	878	888	(10)
Total research and development expenses	$21,195	$18,649	$2,546

(1)	Includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.

Research and development expenses relating to our PEGPH20 program for the three months ended June 30, 2015 increased by 135%, compared to the same period in 2014 primarily due to increased clinical trial activities. Research and development expenses relating to our ultrafast insulin program for the three months ended June 30, 2015 decreased by 94% primarily due to decreased clinical trial and manufacturing activities. Research and development expenses relating to our Hylenex recombinant program for the three months ended June 30, 2015 decreased by 44%, compared to the same period in 2014 mainly due to the completion of the technology transfer and validation campaign with a second manufacturer for Hylenex recombinant in 2014. Research and development expenses relating to our Enhanze collaborations for the three months ended June 30, 2015 decreased by 35%, compared to the same period in 2014 primarily due to a decrease in manufacturing expenses related to Roche compared to the same period in 2014. We expect research and development expenses to increase in future periods reflecting expected increases in our PEGPH20 development activities.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses were $9.8 million for the three months ended June 30, 2015 compared to $8.8 million for the three months ended June 30, 2014. The increase of $1.0 million, or 12%, was primarily due to an increase in compensation expenses in the current period. We expect SG&A expenses to increase moderately in future periods as our operations expand.
Interest Expense – Interest expense remained constant at $1.3 million for the three months ended June 30, 2015 compared to $1.5 million for the three months ended June 30, 2014.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Product Sales, Net – Product sales, net were $22.2 million for the six months ended June 30, 2015 compared to $18.1 million for the six months ended June 30, 2014. The increase of $4.1 million was primarily due to an increase in Hylenex recombinant product sales to $7.9 million for the six months ended June 30, 2015 from $5.5 million for the same period in 2014, and due to the sale of bulk rHuPH20 to Baxalta of $1.5 million for the six months ended June 30, 2015, with no sales in the same period in 2014.
Royalties – Royalty revenue was $13.2 million for the six months ended June 30, 2015 compared to $2.5 million for the six months ended June 30, 2014. This amount relates primarily to increased sales of Herceptin SC and MabThera SC by Roche. We recognize royalties on sales of the collaboration products by the collaborators in the quarter following the quarter in which the corresponding sales occurred. We expect royalty revenue to increase in future periods reflecting expected increases in sales of products under collaborations.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Six Months Ended
	June 30,
	2015	2014	Change
Upfront payments, license maintenance fees and amortization of deferred upfront, license fees and product-based payments:
AbbVie	$23,000	$—	$23,000
Roche	1,632	1,421	211
Pfizer	1,000	1,000	—
Baxalta	382	382	—
	26,014	2,803	23,211
Reimbursements for research and development services:
Roche, AbbVie, Baxalta, other	677	6,999	(6,322)
Total revenues under collaborative agreements	$26,691	$9,802	$16,889

Revenue from license fees in connection with the AbbVie Collaboration of $23.0 million was recognized in the six months ended June 30, 2015. Revenue from reimbursements for research and development services decreased in the six months ended June 30, 2015, compared to the same period in 2014 mainly due to a reduction in services provided to Roche compared to the same period in 2014. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Cost of Product Sales – Cost of product sales were $14.6 million for the six months ended June 30, 2015 compared to $11.4 million for the six months ended June 30, 2014. The increase of $3.2 million in cost of product sales was due to a $1.5 million increase in Hylenex recombinant cost of product sales and a $1.7 million increase in rHuPH20 cost of product sales.
Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Six Months Ended
	June 30,
Programs	2015	2014	Change
Product Candidates:
PEGPH20	$29,945	$13,972	$15,973
Ultrafast insulin program	1,620	12,482	(10,862)
Hylenex recombinant	1,179	3,221	(2,042)
rHuPH20 platform(1)	2,249	3,622	(1,373)
Enhanze collaborations	1,163	4,408	(3,245)
Other	1,723	2,359	(636)
Total research and development expenses	$37,879	$40,064	$(2,185)

(1)	Includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Research and development expenses relating to our PEGPH20 program for the six months ended June 30, 2015 increased by 114%, compared to the same period in 2014 primarily due to increased clinical trial activities. Research and development expenses relating to our ultrafast insulin program for the six months ended June 30, 2015 decreased by 87% primarily due to decreased clinical trial and manufacturing activities. Research and development expenses relating to our Hylenex recombinant program for the six months ended June 30, 2015 decreased by 63%, compared to the same period in 2014 mainly due to the completion of the technology transfer and validation campaign with a second manufacturer for Hylenex recombinant in 2014. Research and development expenses relating to our Enhanze collaborations for the six months ended June 30, 2015 decreased by 74%, compared to the same period in 2014 primarily due to a decrease in manufacturing expenses related to Roche compared to the same period in 2014. We expect research and development expenses to increase in future periods reflecting expected increases in our PEGPH20 development activities.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses were $19.2 million for the six months ended June 30, 2015 compared to $19.0 million for the six months ended June 30, 2014. The increase of $0.2 million, or 1%, was primarily due to an increase in compensation expenses in the current period. We expect SG&A expenses to increase moderately in future periods as our operations expand.

Interest Expense – Interest expense remained constant at $2.6 million for the six months ended June 30, 2015 compared to $2.8 million for the six months ended June 30, 2014.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of June 30, 2015, we had cash, cash equivalents and marketable securities of approximately $140.7 million and bank debt of approximately $49.8 million. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements will depend on the progress and success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and other commercialization activities.
We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. We currently anticipate total net cash burn of approximately $20 million to $30 million for the year ending December 31, 2015, depending on the progress of various preclinical and clinical programs, the timing of our manufacturing scale up and the achievement of various milestones and royalties under our existing collaborative agreements. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborations and cash that we may raise through future transactions. We may finance future cash needs through any one of the following financing vehicles: (i) the public offering of securities; (ii) new collaborative agreements; (iii) expansions or revisions to existing collaborative relationships; (iv) private financings; and/or (v) other equity or debt financings.
We are a “well known seasoned issuer”, which allows us to file an automatically effective shelf registration statement on Form S-3 which would allow us, from time to time, to offer and sell equity, debt securities and warrants to purchase any of such securities, either individually or in units. We may, in the future, offer and sell equity, debt securities and warrants to purchase any of such securities, either individually or in units to raise capital to fund the continued development of our product candidates, the commercialization of our products or for other general corporate purposes.
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
Cash Flows
Operating Activities
Net cash used in operations was $4.9 million during the six months ended June 30, 2015 compared to $33.4 million during the six months ended June 30, 2014. The $28.5 million decrease in utilization of cash in operations was mainly due to the decrease in net loss partially offset by an increase in share-based compensation expense and the timing of the collection of accounts receivable and the payments of accounts payable.
Investing Activities
Net cash provided by investing activities was $0.4 million during the six months ended June 30, 2015 compared to net cash used in investing activities of $49.1 million during the six months ended June 30, 2014. This decrease was primarily due to the $55.9 million decrease in purchases of marketable securities partially offset by the $6.9 million decrease in proceeds from the maturity of marketable securities during the six months ended June 30, 2015.

Financing Activities
Net cash provided by financing activities was $10.9 million during the six months ended June 30, 2015 compared to $111.2 million during the six months ended June 30, 2014. This decrease was due to $107.7 million in net proceeds from the sale of our common stock in February 2014 partially offset by the $7.4 million increase in net proceeds from the issuance of common stock under equity incentive plans during the six months ended June 30, 2015.
Long-Term Debt
In December 2013, we entered into an Amended and Restated Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford) and Silicon Valley Bank (SVB) (collectively, the Lenders), amending and restating in its entirety our original loan agreement with the Lenders, dated December 2012. The Loan Agreement provided for an additional $20 million principal amount of new term loan, bringing the total term loan balance to $50 million. The proceeds are to be used for working capital and general business requirements. The amended term loan facility matures on January 1, 2018. The outstanding term loan was $49.8 million as of June 30, 2015, net of unamortized debt discount of $0.2 million.
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
Off-Balance Sheet Arrangements
As of June 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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
Research and Development Expenses
Research and development expenses include salaries and benefits, facilities and other overhead expenses, external clinical trial expenses, research related manufacturing services, contract services and other outside expenses. Research and development expenses are charged to operations as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. After receiving marketing approval from the FDA or comparable regulatory agencies in foreign countries for a product, costs related to purchases or manufacturing of bulk rHuPH20 for such product are capitalized as inventory. The manufacturing costs of bulk rHuPH20 for the collaboration products, Herceptin SC, MabThera SC and HYQVIA, which were incurred after the receipt of marketing approvals are capitalized as inventory. Refer to Note 2 for a further discussion of research and development expenses.

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
Relative to expenses incurred in our operations, we have generated only limited revenues from product sales, royalties, licensing fees, milestone payments, bulk rHuPH20 supply payments and research reimbursements to date and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, royalties, licensing fees, research reimbursements, bulk rHuPH20 supply payments and/or milestone payments, we expect to incur significant operating losses over the next few years. We have never been profitable, and we may never become profitable. Through June 30, 2015, we have incurred aggregate net losses of approximately $462.5 million.
If our product candidates do not receive and maintain regulatory approvals, or if approvals are not obtained in a timely manner, such failure or delay would substantially impair our ability to generate revenues.
Approval from the FDA or equivalent health authorities is necessary to manufacture and market pharmaceutical products in the U.S. and the other countries in which we anticipate doing business have similar requirements. The process for obtaining FDA and other regulatory approvals is extensive, time-consuming, risky and costly, and there is no guarantee that the FDA or other regulatory bodies will approve any applications that may be filed with respect to any of our product candidates, or that the timing of any such approval will be appropriate for the desired product launch schedule for a product candidate. We and our collaborators attempt to provide guidance as to the timing for the filing and acceptance of such regulatory approvals, but such filings and approvals may not occur when we or our collaborators expect, or at all. The FDA or other foreign regulatory agency may refuse or delay approval of our product candidates for failure to collect sufficient clinical or animal safety data and require us or our collaborators to conduct additional clinical or animal safety studies which may cause lengthy delays and increased costs to our programs. For example, we have been in dialog with the FDA regarding the regulatory pathway and data requirements for updating the label for Hylenex recombinant for use in CSII and have learned that an additional clinical study will be required. We have determined we will not invest in this additional clinical trial and to date have not identified a strategic partner who will conduct the trial. In addition, the approval of Baxalta's HYQVIA BLA was delayed until we and Baxalta provided additional preclinical data sufficient to address concerns regarding non-neutralizing antibodies to rHuPH20 that were detected in the registration trial. Although these antibodies have not been associated with any known adverse clinical effects, and the HYQVIA BLA was approved by the FDA in September 2014, we cannot assure you that they will not arise and have an adverse impact on future development of products which include rHuPH20, future sales of Hylenex recombinant, our ability to enter into collaborations, or be raised by the FDA or other health authorities in connection with testing or approval of products including rHuPH20.
Only three of our collaboration product candidates and one of our proprietary products have been approved for commercialization. We have no proprietary product candidates currently in the regulatory approval process. We and our collaborators may not be successful in obtaining approvals for any potential products in a timely manner, or at all. Refer to the risk factor titled “Our proprietary and collaboration product candidates or companion diagnostic assays may not receive regulatory approvals or their development may be delayed for a variety of reasons, including delayed or unsuccessful clinical trials, regulatory requirements or safety concerns” for additional information relating to the approval of product candidates.
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
As with most pharmaceutical products, use of our product candidates or those of our collaborators could be associated with side effects or adverse events which can vary in severity (from minor reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of our product candidates or those of our collaborators may be observed at any time, including in clinical trials or when a product is commercialized, and any such side effects or adverse events may negatively affect our or our collaborators' ability to obtain or maintain regulatory approval or market our product candidates. Side effects such as toxicity or other safety issues associated with the use of our product candidates or those of our collaborators could require us or our collaborators to perform additional studies or halt development or commercialization of these product candidates or expose us to product liability lawsuits which will harm our business. We or our collaborators may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical product candidates which we have not planned or anticipated. Furthermore, there can be no assurance that we or our collaborators will resolve any issues related to any product related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition. For example, in April 2014, a clinical hold was placed on patient enrollment and dosing of PEGPH20 in Study 202 as a result of a possible difference in the thromboembolic event rate that had been observed at that time in the trial between the group of patients treated with PEGPH20 versus the group of patients treated without PEGPH20. The clinical hold was lifted by FDA in June 2014, and we have resumed enrollment and dosing of PEGPH20 in Study 202 under a revised clinical protocol. We and the data monitoring committee for Study 202 continue to closely monitor the occurrence of thromboembolic events in enrolled patients after the protocol amendments. The continuation of Study 202 may be halted again if the protocol changes do not result in a reduction of thromboembolic events in accordance with event rate rules established in the protocol, or for other safety reasons.
If our contract manufacturers are unable to manufacture and supply to us bulk rHuPH20 in the quantity and quality required by us or our collaborators for use in our products and product candidates, our product development and commercialization efforts could be delayed or stopped and our collaborations could be damaged.
We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (Avid) and Cook Pharmica LLC (Cook) to produce bulk rHuPH20. These manufacturers each produce bulk rHuPH20 under current cGMP for clinical uses. Avid and Cook currently produce bulk rHuPH20 for use in Hylenex recombinant and certain other collaboration products and product candidates. In addition to supply obligations, Avid and Cook will also provide support for the chemistry, manufacturing and controls sections for FDA and other regulatory filings. We rely on their ability to successfully manufacture these batches according to product specifications. Cook has relatively limited experience manufacturing bulk rHuPH20. In addition, we have been working to scale-up, validate and qualify Cook as a manufacturer of bulk rHuPH20 for use in the product and product candidates under the Roche collaboration. To date, Cook has not been submitted to the European regulatory authorities by Roche as an approved manufacturer for Herceptin SC and MabThera SC. If Cook is unable to obtain its status as an approved European manufacturing facility, or if either Avid or Cook: (i) is unable to retain its status as an FDA approved manufacturing facility; (ii) is unable to otherwise successfully scale up bulk rHuPH20 production to meet corporate or regulatory authority quality standards; or (iii) fails to manufacture and supply bulk rHuPH20 in the quantity and quality required by us or our collaborators for use in our proprietary and collaboration products and product candidates for any other reason, our business will be adversely affected. In addition, a significant change in such parties' business or financial condition could adversely affect their abilities to fulfill their contractual obligations to us. We have not established, and may not be able to establish, favorable arrangements with additional bulk rHuPH20 manufacturers and suppliers of the ingredients necessary to manufacture bulk rHuPH20 should the existing manufacturers and suppliers become unavailable or in the event that our existing manufacturers and suppliers are unable to adequately perform their responsibilities. We have attempted to mitigate the impact of a potential supply interruption through the establishment of excess bulk rHuPH20 inventory where possible, but there can be no assurances that this safety stock will be maintained or that it will be sufficient to address any delays, interruptions or other problems experienced by Avid and/or Cook. Any delays, interruptions or other problems regarding the ability of Avid and/or Cook to supply bulk rHuPH20 on a timely basis could: (i) cause the delay of clinical trials or otherwise delay or prevent the regulatory approval of proprietary or collaboration product candidates; (ii) delay or prevent the effective commercialization of proprietary or collaboration products; and/or (iii) cause us to breach contractual obligations to deliver bulk rHuPH20 to our collaborators. Such delays would likely damage our relationship with our collaborators, and they would have a material adverse effect on royalties and thus our business and financial condition.
If we or any party to a key collaboration agreement fails to perform material obligations under such agreement, or if a key collaboration agreement, is terminated for any reason, our business could significantly suffer.
We have entered into multiple collaboration agreements under which we may receive significant future payments in the form of milestone payments, target designation fees, maintenance fees and royalties. We are dependent on our collaborators to develop and commercialize product candidates subject to our collaborations in order for us to realize any financial benefits from these collaborations. Our collaborators may not devote the attention and resources to such efforts that we would ourselves, change their promotional efforts or simultaneously develop and commercialize products in competition to those products we have licensed to them. Any of these actions could not be visible to us immediately and could negatively impact the benefits and revenue we receive from such collaboration. In addition, in the event that a party fails to perform under a key collaboration agreement, or if a key collaboration agreement is terminated, the reduction in anticipated revenues could delay or suspend our product development activities for some of our product candidates, as well as our commercialization efforts for some or all of our products. Specifically, the termination of a key collaboration agreement by one of our collaborators could materially impact our ability to enter into additional collaboration agreements with new collaborators on favorable terms, if at all. In certain circumstances, the termination of a key collaboration agreement would require us to revise our corporate strategy going forward and reevaluate the applications and value of our technology.
Most of our current proprietary and collaboration products and product candidates rely on the rHuPH20 enzyme, and any adverse development regarding rHuPH20 could substantially impact multiple areas of our business, including current and potential collaborations, as well as proprietary programs.
rHuPH20 is a key technological component of Enhanze technology and our most advanced proprietary and collaboration products and product candidates, including the current and future products and product candidates under our Roche, Pfizer, Janssen, Baxalta, and AbbVie collaborations, our PEGPH20 program, our ultrafast insulin program and Hylenex recombinant. If there is an adverse development for rHuPH20 (e.g., an adverse regulatory determination relating to rHuPH20, if we are unable to obtain sufficient quantities of rHuPH20, if we are unable to obtain or maintain material proprietary rights to rHuPH20 or if we discover negative characteristics of rHuPH20), multiple areas of our business, including current and potential collaborations, as well as proprietary programs would be substantially impacted. For example, elevated anti-rHuPH20 antibody titers were detected in the registration trial for Baxalta's HYQVIA product as well as in a former collaborator’s product in a Phase 2 clinical trial with rHuPH20, but have not been associated, in either case, with any adverse events. We monitor for antibodies to rHuPH20 in our collaboration and proprietary programs, and although we do not believe at this time that the incidence of non-neutralizing anti-rHuPH20 antibodies in either the HYQVIA program or the former collaborator’s program will have a significant impact on our other proprietary and other collaboration product candidates, there can be no assurance that there will not be other such occurrences in the foregoing programs or our other programs or that concerns regarding these antibodies will not also be raised by the FDA or other health authorities in the future, which could result in delays or discontinuations of our development or commercialization activities or deter entry into additional collaborations with third parties.
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
Our proprietary and collaboration product candidates or companion diagnostic assays may not receive regulatory approvals or their development may be delayed for a variety of reasons, including delayed or unsuccessful clinical trials, regulatory requirements or safety concerns.
Clinical testing of pharmaceutical products is a long, expensive and uncertain process, and the failure or delay of a clinical trial can occur at any stage, including the patient enrollment stage. Even if initial results of preclinical and nonclinical studies or clinical trial results are promising, we or our collaborators may obtain different results in subsequent trials or studies that fail to show the desired levels of safety and efficacy, or we may not, or our collaborators may not, obtain applicable regulatory approval for a variety of other reasons. Preclinical, nonclinical, and clinical trials for any of our proprietary or collaboration product candidates or development of any collaboration companion diagnostic assays could be unsuccessful, which would delay or preclude regulatory approval and commercialization of the product candidates or companion diagnostic assays. In the U.S. and other jurisdictions, regulatory approval can be delayed, limited or not granted for many reasons, including, among others:

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

If a proprietary or collaboration product candidate or companion diagnostic assay is not approved in a timely fashion or obtained on commercially viable terms, or if development of any product candidate or a companion diagnostic assay is terminated due to difficulties or delays encountered in the regulatory approval process, it could have a material adverse impact on our business, and we would become more dependent on the development of other proprietary or collaboration product candidates and/or our ability to successfully acquire other products and technologies. There can be no assurances that any proprietary or collaboration product candidate or companion diagnostic assay will receive regulatory approval in a timely manner, or at all. For example, we are in dialog but have not reached agreement with the FDA regarding the requirements for updating the Hylenex recombinant label for use in CSII. There can be no assurance that we will be able to gain clarity as to the FDA’s requirements or that the requirements may be satisfied in a commercially feasible way, in which case our ability to enter into collaborations with third parties or explore other strategic alternatives to exploit this opportunity will be limited or may not be possible.
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
Our development and commercialization collaborators are responsible for providing certain proprietary materials that are essential components of our collaboration products and product candidates. For example, Roche is responsible for producing the Herceptin and MabThera required for its subcutaneous products and Baxalta is responsible for producing the GAMMAGARD LIQUID for its product HYQVIA. If a collaborator, or any applicable third party service provider of a collaborator, encounters difficulties in the manufacture, storage, delivery, fill, finish or packaging of the collaboration product or product candidate or component of such product or product candidate, such difficulties could (i) cause the delay of clinical trials or otherwise delay or prevent the regulatory approval of collaboration product candidates; and/or (ii) delay or prevent the effective commercialization of collaboration products. Such delays could have a material adverse effect on our business and financial condition.

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
We may need to raise additional capital in the future and there can be no assurance that we will be able to obtain such funds.
We may need to raise additional capital in the future to continue the development of our product candidates or for other current corporate purposes. Our current cash reserves and expected revenues during the next few years may not be sufficient for us to continue the development of our proprietary product candidates, to fund general operations and conduct our business at the level desired. In addition, if we engage in acquisitions of companies, products or technologies in order to execute our business strategy, we may need to raise additional capital. We may raise additional capital in the future through one or more financing vehicles that may be available to us including (i) the public or private issuance of securities; (ii) new collaborative agreements; and/or (iii) expansions or revisions to existing collaborative relationships.
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
In December 2013, we entered into an Amended and Restated Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford) and Silicon Valley Bank (SVB) (collectively, the Lenders), amending and restating in its entirety our original loan agreement with the Lenders, dated December 2012. The Loan Agreement provided for an additional $20 million principal amount of new term loan, bringing the total term loan balance to $50 million. The proceeds are to be used for working capital and general business requirements. In January 2015, we entered into the Second Amendment to the Amended and Restated Loan and Security Agreement and First Amendment to Disbursement Letter (the Amendment) with the Lenders, amending and restating the loan payment schedules of the Amended and Restated Loan and Security Agreement. The amended and restated term loan repayment schedule provides for interest only payments through January 2016, followed by consecutive equal monthly payments of principal and interest in arrears starting in February 2016 and continuing through the previously established maturity date of January 2018. The amended and restated term loan facility is secured by substantially all of the assets of the Company and its subsidiary, Halozyme, Inc., except that the collateral does not include any equity interests in Halozyme, Inc., any intellectual property (including all licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The Loan Agreement contains customary representations, warranties and covenants by us, which covenants limit our ability to convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses currently engaged in by us or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; make payments on any subordinated debt; and enter into transactions with any of our affiliates outside of the ordinary course of business or permit our subsidiaries to do the same. In addition, subject to certain exceptions, we are required to maintain with SVB our primary deposit accounts, securities accounts and commodities, and to do the same for our domestic subsidiary. Complying with these covenants may make it more difficult for us to successfully execute our business strategy.
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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low sales prices of our common stock during the twelve months ended June 30, 2015 were $22.85 and $7.51, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

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

•
disruptions in our clinical or commercial supply chains, including disruptions caused by problems with a bulk rHuPH20 contract manufacturer or a fill and finish manufacturer for any product or product candidate;

•	the sale of additional debt and/or equity securities by us;

•	our failure to obtain financing on acceptable terms or at all; or

•	a restructuring of our operations.

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
There have been no material changes in our market risks during the quarter ended June 30, 2015.
As of June 30, 2015, our cash equivalents and marketable securities consisted of investments in money market funds and corporate debt obligations. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. As of June 30, 2015, based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

3.1	Composite Certificate of Incorporation (1)

3.2	Certificate of Designation, Preferences and Rights of the terms of the Series A Preferred Stock (2)

3.3	Bylaws, as amended (3)

4.1	Amended Rights, Agreement between Corporate Stock Transfer, as rights agent and the registrant, as amended November 12, 2007 (4)

10.1#	Halozyme Therapeutics, Inc. 2011 Stock Plan, as amended through May 6, 2015

10.2#	Form of Restricted Stock Units Agreement (2011 Stock Plan)

10.3#	Form of Restricted Stock Award Agreement (2011 Stock Plan)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2013 (File No. 001-32335).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed November 20, 2007 (File No. 001-32335).

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 12, 2011 (File No. 001-32335).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed March 14, 2008 (File No. 001-32335).

# Indicates management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	August 10, 2015	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 10, 2015	/s/ Laurie D. Stelzer
Laurie D. Stelzer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)