Form 10-Q/A
period 2015-06-30
HALOZYME THERAPEUTICS INC
filed 2015-08-11
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 127,771,772 as of August 6, 2015.

Explanatory Note
We are filing this Amendment No. 1 (the “Amendment No. 1”) to the Quarterly Report on Form 10-Q for Halozyme Therapeutics, Inc. for the period ended June 30, 2015, filed with the Securities and Exchange Commission on August 10, 2015 (the “Form 10-Q”), solely to correct a typographical error related to the number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of August 6, 2015 from 12,771,772 shares to 127,771,772 shares. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1.
This Amendment No. 1 contains only the sections and exhibits to the Form 10-Q that are being amended and should be read in conjunction with the Form 10-Q. Other than as stated above, this Amendment No. 1 does not otherwise change or update the disclosures or financial information set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

PART II – OTHER INFORMATION

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	August 11, 2015	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 11, 2015	/s/ Laurie D. Stelzer
Laurie D. Stelzer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)