Form 10-Q
period 2015-09-30
HALOZYME THERAPEUTICS INC
filed 2015-11-09
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 128,014,034 as of November 2, 2015.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$71,514	$61,389
Marketable securities, available-for-sale	52,204	74,234
Accounts receivable, net	8,392	9,149
Inventories	11,101	6,406
Prepaid expenses and other assets	9,879	10,143
Total current assets	153,090	161,321
Property and equipment, net	2,686	2,951
Prepaid expenses and other assets	2,458	1,205
Restricted cash	500	500
Total assets	$158,734	$165,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,437	$3,003
Accrued expenses	18,926	13,961
Deferred revenue, current portion	5,789	7,367
Current portion of long-term debt, net	15,699	—
Total current liabilities	44,851	24,331
Deferred revenue, net of current portion	44,244	47,267
Long-term debt, net	34,094	49,860
Other long-term liabilities	3,746	3,167
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 200,000 shares authorized; 127,811 and 125,721 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	128	126
Additional paid-in capital	518,647	491,694
Accumulated other comprehensive loss	—	(41)
Accumulated deficit	(486,976)	(450,427)
Total stockholders’ equity	31,799	41,352
Total liabilities and stockholders’ equity	$158,734	$165,977
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Product sales, net	$10,301	$9,617	$32,503	$27,679
Royalties	8,274	2,895	21,431	5,382
Revenues under collaborative agreements	2,205	2,094	28,896	11,896
Total revenues	20,780	14,606	82,830	44,957
Operating expenses:
Cost of product sales	6,180	5,141	20,818	16,585
Research and development	27,611	19,904	65,490	59,968
Selling, general and administrative	10,226	8,587	29,439	27,589
Total operating expenses	44,017	33,632	115,747	104,142
Operating loss	(23,237)	(19,026)	(32,917)	(59,185)
Other income (expense):
Investment and other income, net	78	122	267	287
Interest expense	(1,301)	(1,376)	(3,899)	(4,203)
Net loss	$(24,460)	$(20,280)	$(36,549)	$(63,101)

Net loss per share:
Basic and diluted	$(0.19)	$(0.16)	$(0.29)	$(0.52)

Shares used in computing net loss per share:
Basic and diluted	126,921	124,041	126,127	122,157
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(24,460)	$(20,280)	$(36,549)	$(63,101)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	40	(49)	41	(63)
Total comprehensive loss	$(24,420)	$(20,329)	$(36,508)	$(63,164)
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,

	2015	2014
Operating activities:
Net loss	$(36,549)	$(63,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	15,588	11,065
Depreciation and amortization	1,218	1,304
Non-cash interest expense	885	1,610
Amortization of premiums on marketable securities, net	699	1,062
Changes in operating assets and liabilities:
Accounts receivable, net	757	822
Inventories	(4,695)	(746)
Prepaid expenses and other assets	(1,000)	98
Accounts payable and accrued expenses	6,011	1,693
Deferred revenue	(4,600)	(418)
Other liabilities	(200)	32
Net cash used in operating activities	(21,886)	(46,579)
Investing activities:
Purchases of marketable securities	(46,360)	(89,117)
Proceeds from maturities of marketable securities	67,730	43,816
Purchases of property and equipment	(726)	(1,132)
Net cash provided by (used in) investing activities	20,644	(46,433)
Financing activities:
Proceeds from issuance of common stock under equity incentive plans, net	11,367	4,317
Proceeds from issuance of common stock, net	—	107,713
Net cash provided by financing activities	11,367	112,030
Net increase in cash and cash equivalents	10,125	19,018
Cash and cash equivalents at beginning of period	61,389	27,357
Cash and cash equivalents at end of period	$71,514	$46,375
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Business
Halozyme Therapeutics, Inc. is a biotechnology company focused on developing and commercializing novel oncology therapies. We are seeking to translate our unique knowledge of the tumor microenvironment to create therapies that have the potential to improve cancer patient survival. Our research primarily focuses on human enzymes that alter the extracellular matrix and tumor microenvironment. The extracellular matrix is a complex matrix of proteins and carbohydrates surrounding the cell that provides structural support in tissues and orchestrates many important biological activities, including cell migration, signaling and survival. Over many years, we have developed unique technology and scientific expertise enabling us to pursue this target-rich environment for the development of therapies.
Our proprietary enzymes are used to facilitate the delivery of injected drugs and fluids, potentially enhancing the efficacy and the convenience of other drugs or can be used to alter tissue structures for potential clinical benefit. We have chosen to exploit our technology and expertise in a balanced way to modulate both risk and spend by: (1) developing our own proprietary products in therapeutic areas with significant unmet medical needs, with a focus on oncology, and (2) licensing our technology to biopharmaceutical companies to collaboratively develop products which combine our technology with the collaborators’ proprietary compounds.
The majority of our approved product and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 temporarily breaks down hyaluronan (or “HA”), a naturally occurring complex carbohydrate that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. We believe this temporary degradation creates an opportunistic window for the improved subcutaneous delivery of injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as Enhanze™ technology. rHuPH20 is also the active ingredient in our first commercially approved product, Hylenex® recombinant.
Our proprietary development pipeline consists primarily of clinical stage product candidates in oncology. Our lead oncology program is PEGPH20 (PEGylated recombinant human hyaluronidase), a new molecular entity, under development for the systemic treatment of tumors that accumulate HA. When HA accumulates in a tumor, it can cause higher pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. PEGPH20 works by temporarily degrading HA surrounding cancer cells resulting in reduced pressure and increased blood flow to the cancer with increased amounts of anticancer treatments administered concomitantly gaining access to the tumor. We are currently in Phase 2 clinical testing for PEGPH20 in metastatic pancreatic cancer (Study 109-202), in Phase 1b clinical testing in non-small cell lung cancer (Study 107-201), and in Phase 1b clinical testing in non-small cell lung cancer and gastric cancer (Study 107-101).
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
Except where specifically noted or the context otherwise requires, references to “Halozyme,” “the Company,” “we,” “our,” and “us” in these notes to condensed consolidated financial statements refer to Halozyme Therapeutics, Inc. and its wholly owned subsidiary, Halozyme, Inc., and Halozyme, Inc.’s wholly owned subsidiary, Halozyme Holdings Ltd.

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
The accompanying condensed consolidated financial statements include the accounts of Halozyme Therapeutics, Inc. and its wholly owned subsidiary, Halozyme, Inc., and Halozyme, Inc.’s wholly owned subsidiary, Halozyme Holdings Ltd. All intercompany accounts and transactions have been eliminated.
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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 will eliminate transaction-specific and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for our annual reporting beginning on January 1, 2018. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements — Going Concern (“ASU 2014-15”). The provisions of ASU 2014-15 provide that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 is effective for the annual reporting period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our consolidated financial position or results of operations.
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
Marketable securities are investments with original maturities of more than ninety days from the date of purchase that are specifically identified to fund current operations. Marketable securities are considered available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date which reflects management’s intention to use the proceeds from the sale of these investments to fund our operations, as necessary. Such available-for-sale investments are carried at fair value with unrealized gains and losses recorded in other comprehensive gain (loss) and included as a separate component of stockholders’ equity. The cost of marketable securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in investment and other income, net in the condensed consolidated statements of operations. We use the specific identification method for calculating realized gains and losses on marketable securities sold. Realized gains and losses and declines in value judged to be other-than-temporary on marketable securities, if any, are included in investment and other income, net in the condensed consolidated statements of operations.

Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At September 30, 2015 and December 31, 2014, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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
The following table summarizes, by major financial instrument type, our cash equivalents and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2015			December 31, 2014
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$67,561	$—	$67,561	$42,685	$—	$42,685

Available-for-sale marketable securities:
Corporate debt securities	—	52,204	52,204	—	74,234	74,234
	$67,561	$52,204	$119,765	$42,685	$74,234	$116,919

There were no transfers between Level 1 and Level 2 of the fair value hierarchy in the three and nine months ended September 30, 2015. We have no financial instruments that were classified within Level 3 as of September 30, 2015 and December 31, 2014.
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
As of September 30, 2015 and December 31, 2014, inventories consisted of $1.7 million and $3.0 million of Hylenex recombinant inventory, respectively, and $9.4 million and $3.4 million of bulk rHuPH20 inventory, respectively.
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
Bulk rHuPH20
Subsequent to receiving marketing approval from the FDA or comparable regulatory agencies in foreign countries, sales of bulk rHuPH20 for use in collaboration commercial products are recognized as product sales when the materials have met all the specifications required for the customer’s acceptance and title and risk of loss have transferred to the customer. Following the receipt of FDA approval of Baxalta’s HYQVIA® in September 2014 and European marketing approvals of Roche’s Herceptin SC product in August 2013 and MabThera® SC product in March 2014 and Baxalta’s HYQVIA product in May 2013, revenue from the sales of bulk rHuPH20 for these collaboration products has been recognized as product sales. For the three months ended September 30, 2015 and 2014, we recognized product sales of bulk rHuPH20 for Roche collaboration products in the amount of $4.7 million and $5.8 million, respectively, and for Baxalta collaboration products in the amount of $1.6 million and zero, respectively. For the nine months ended September 30, 2015 and 2014, we recognized product sales of bulk rHuPH20 for Roche collaboration products in the amount of $17.0 million and $17.7 million, respectively, and for Baxalta collaboration products in the amount of $3.1 million and zero, respectively.
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
Reimbursements of research and development services are recognized as revenue during the period in which the services are performed as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the related receivable is reasonably assured. Revenue from the manufacture of bulk rHuPH20 is recognized when the materials have met all specifications required for the collaborator’s acceptance and title and risk of loss have transferred to the collaborator. We do not directly control when any collaborator will request research and development services or supply of bulk rHuPH20; therefore, we cannot predict when we will recognize revenues in connection with research and development services and supply of bulk rHuPH20.
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
Net Loss Per Share
Basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Outstanding stock options, unvested RSAs, unvested RSUs and unvested PRSUs are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. For the three and nine months ended September 30, 2015 and 2014, approximately 9.6 million and 9.8 million shares, respectively, of outstanding stock options, unvested RSAs, unvested RSUs and unvested PRSUs were excluded from the calculation of diluted net loss per common share because a net loss was reported in each of these periods and therefore their effect was anti-dilutive.
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
3. Marketable Securities
Available-for-sale marketable securities consisted of the following (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$52,204	$16	$(16)	$52,204

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$74,275	$2	$(43)	$74,234

As of September 30, 2015, $43.1 million of our available-for-sale marketable securities were scheduled to mature within the next 12 months. As of September 30, 2015, we had 11 available-for-sale marketable securities in a gross unrealized loss position, all of which had been in such position for less than twelve months. Based on our review of these marketable securities, we believe there were no other-than-temporary impairments on these marketable securities as of September 30, 2015 because we do not intend to sell these marketable securities prior to maturity and it is not more likely than not that we will be required to sell these marketable securities before the recovery of their amortized cost basis.
4. Collaborative Agreements
Roche Collaboration
In December 2006, we and Roche entered into a collaboration and license agreement, under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 and up to thirteen Roche target compounds (the “Roche Collaboration”). As of September 30, 2015, Roche has elected a total of five targets, two of which are exclusive, and retains the option to develop and commercialize rHuPH20 with three additional targets, provided that Roche continues to pay annual maintenance fees to us. In August 2013, Roche received European marketing approval for its collaboration product, Herceptin SC, for the treatment of patients with HER2-positive breast cancer and launched Herceptin SC in the European Union (“EU”) in September 2013.
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
As of September 30, 2015, we have received $78.3 million from Roche, excluding royalties and reimbursements for providing research and development services and supplying bulk rHuPH20. The amounts received consisted of a $20.0 million upfront license fee payment for the application of rHuPH20 to the initial three Roche exclusive targets, $22.3 million in connection with Roche’s election of two additional exclusive targets and annual license maintenance fees for the right to designate the remaining targets as exclusive targets, $13.0 million in clinical development milestone payments, $8.0 million in regulatory milestone payments and $15.0 million in sales-based payments. Due to our continuing involvement obligations (for example, support activities associated with rHuPH20), revenues from the upfront payment, exclusive designation fees, annual license maintenance fees and sales-based payments were deferred and are being amortized over the remaining term of the Roche Collaboration.
For the three months ended September 30, 2015 and 2014, we recognized approximately $0.9 million and $0.8 million of Roche deferred revenues as revenues under collaborative agreements. For the nine months ended September 30, 2015 and 2014, we recognized approximately $2.5 million and $7.3 million, respectively, of Roche deferred revenues as revenues under collaborative agreements. Roche deferred revenues were approximately $40.3 million and $42.7 million as of September 30, 2015 and December 31, 2014, respectively.

Baxalta Collaboration
In September 2007, we and Baxalta entered into a collaboration and license agreement, under which Baxalta obtained a worldwide, exclusive license to develop and commercialize HYQVIA, a combination of Baxalta’s current product GAMMAGARD LIQUID™ and our patented rHuPH20 enzyme (the “Baxalta Collaboration”). In May 2013, the European Commission granted Baxalta marketing authorization in all EU Member States for the use of HYQVIA (solution for subcutaneous use), a combination of GAMMAGARD LIQUID and rHuPH20 in dual vial units, as replacement therapy for adult patients with primary and secondary immunodeficiencies. Baxalta launched HYQVIA in the EU in July 2013. In September 2014, the FDA approved HYQVIA for treatment of adult patients with primary immunodeficiency. In October 2014, Baxalta announced the launch and first shipments of HYQVIA in the U.S.
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
Unless terminated earlier in accordance with its terms, the Baxalta Collaboration continues in effect until the expiration of Baxalta’s obligation to pay royalties to us. Baxalta has the obligation to pay royalties, with respect to each product commercialized in each country, during the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the Baxalta Collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country.
As of September 30, 2015, we have received $17.0 million under the Baxalta Collaboration, excluding royalties and reimbursements for providing research and development services and supplying bulk rHuPH20. The amounts received consisted of a $10.0 million upfront license fee payment, a $3.0 million regulatory milestone payment and a $4.0 million sales-based payment. Baxalta pays us a royalty on HYQVIA consisting of a mid-single digit percent of the net sales of such product. Due to our continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), the upfront license fee and sales-based payments were deferred and are being recognized over the term of the Baxalta Collaboration.
For both the three months ended September 30, 2015 and 2014, we recognized approximately $0.2 million of Baxalta deferred revenues as revenues under collaborative agreements. For both the nine months ended September 30, 2015 and 2014, we recognized approximately $0.6 million of Baxalta deferred revenues as revenues under collaborative agreements. For the three and nine months ended September 30, 2015, we recognized approximately $0.6 million and $1.2 million, respectively, of deferred revenues relating to manufacturing prepayments received from Baxalta. No such deferred revenues were recognized in the corresponding periods in 2014. Baxalta deferred revenues related to collaborative agreements and manufacturing prepayments totaled approximately $9.7 million and $10.9 million as of September 30, 2015 and December 31, 2014, respectively.
Other Collaborations
In June 2015, we and AbbVie, Inc. (“AbbVie”) entered into a collaboration and license agreement, under which AbbVie has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with AbbVie proprietary biologics directed at up to nine targets (the “AbbVie Collaboration”). Targets, once selected, will be on an exclusive, global basis. As of September 30, 2015, we have received a $23.0 million payment for the license fee of one specified exclusive target, TNF alpha. AbbVie has announced plans to develop rHuPH20 with HUMIRA® (adalimumab) which may allow reduced number of induction injections and deliver additional performance benefits. AbbVie has the right to elect up to eight additional targets for additional fees. The upfront license payment may be followed by event-based payments subject to AbbVie’s achievement of specified development, regulatory and sales-based milestones. In addition, AbbVie will pay tiered royalties if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the AbbVie Collaboration continues in effect until the later of: (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the AbbVie Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. AbbVie may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 90 days prior written notice to us. Upon any such termination, the license granted to AbbVie (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
In December 2014, we and Janssen entered into a collaboration and license agreement, under which Janssen has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Janssen proprietary biologics directed at up to five targets (the “Janssen Collaboration”). Targets, once selected, will be on an exclusive, global basis. As of September 30, 2015, we have received a $15.0 million payment for the license fee of one specified exclusive target, CD38. Janssen has the right to elect four additional targets in the future upon payment of additional fees. Unless terminated earlier in accordance with its terms, the Janssen Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Janssen Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. Janssen may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 90 days prior written notice to us. Upon any such termination, the license granted to Janssen (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid. In November 2015, Janssen initiated dosing in a Phase 1b clinical trial of a subcutaneous formulation of rHuPH20 and daratumumab, a human monoclonal antibody that targets CD38 on the surface of multiple myeloma cells.
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Pfizer proprietary biologics directed at up to six targets (the “Pfizer Collaboration”). Targets may be selected on an exclusive or non-exclusive basis. As of September 30, 2015, we have received $11.0 million in upfront and license fee payments for the licenses to four specified exclusive targets. One of the targets is proprotein convertase subtilisin/kexin type 9, also known as PCSK9. Pfizer is also developing Rivipansel directed to another target under the collaboration to treat vaso-occlusive crisis in individuals with sickle cell disease. Pfizer has the right to elect two additional targets in the future upon payment of additional fees. Unless terminated earlier in accordance with its terms, the Pfizer Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Pfizer Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. Pfizer may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 30 days prior written notice to us. Upon any such termination, the license granted to Pfizer (in total or with respect to the terminated target, as applicable) will terminate, provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid. In October 2015, Pfizer initiated dosing in a Phase 1 clinical trial for a subcutaneous formulation of Rivipansel, triggering a $1.0 million milestone payment.
At the inception of the Pfizer, Janssen and AbbVie arrangements, we identified the deliverables in each arrangement to include the license, research and development services and supply of bulk rHuPH20. We have determined that the license, research and development services and supply of bulk rHuPH20 individually represent separate units of accounting, because each deliverable has standalone value. The estimated selling prices for these units of accounting were determined based on market conditions, the terms of comparable collaborative arrangements for similar technology in the pharmaceutical and biotech industry and entity-

specific factors such as the terms of our previous collaborative agreements, our pricing practices and pricing objectives. The arrangement consideration was allocated to the deliverables based on the relative selling price method and the nature of the research and development services to be performed for the collaborator.
The amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (non-contingent amount). As such, we excluded from the allocable arrangement consideration the event-based payments, milestone payments, annual exclusivity fees and royalties regardless of the probability of receipt. Based on the results of our analysis, we allocated the $11.0 million license fees from Pfizer, the $15.0 million upfront license fee from Janssen and the $23.0 million upfront license fee from AbbVie to the license fee deliverable under each of the arrangements. We determined that the upfront payments were earned upon the granting of the worldwide, exclusive right to our technology to the collaborators in these arrangements. As a result, we recognized the $11.0 million license fees under the Pfizer Collaboration, the $15.0 million upfront license fee under the Janssen Collaboration and the $23.0 million upfront license fee under the AbbVie Collaboration as revenues under collaborative agreements in the period when such license fees were earned. There were no revenues recognized related to event-based payments or milestone payments under these collaborations for the three and nine months ended September 30, 2015 and 2014.
The collaborators are each solely responsible for the development, manufacturing and marketing of any products resulting from their respective collaborations. We are entitled to receive payments for research and development services and supply of bulk rHuPH20 to these collaborators if requested by such collaborator. We recognize amounts allocated to research and development services as revenues under collaborative agreements as the related services are performed. We recognize amounts allocated to the sales of bulk rHuPH20 as revenues under collaborative agreements when such bulk rHuPH20 has met all required specifications by the collaborators and the related title and risk of loss and damages have passed to the collaborators. We cannot predict the timing of delivery of research and development services and bulk rHuPH20 as they are at the collaborators’ requests.
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

5. Certain Balance Sheet Items
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Accounts receivable from product sales to collaborators	$5,463	$6,361
Accounts receivable from other product sales	2,433	2,133
Accounts receivable from revenues under collaborative agreements	1,230	1,266
Subtotal	9,126	9,760
Allowance for distribution fees and discounts	(734)	(611)
Total accounts receivable, net	$8,392	$9,149
Inventories consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$467	$553
Work-in-process	9,494	5,207
Finished goods	1,140	646
Total inventories	$11,101	$6,406
Prepaid expenses and other assets consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Prepaid manufacturing expenses	$7,181	$6,339
Prepaid research and development expenses	3,120	2,380
Other prepaid expenses	1,516	1,094
Other assets	520	1,535
Total prepaid expenses and other assets	12,337	11,348
Less long-term portion	2,458	1,205
Total prepaid expenses and other assets, current	$9,879	$10,143

Property and equipment, net consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Research equipment	$9,142	$8,474
Computer and office equipment	1,973	2,178
Leasehold improvements	1,554	1,518
Subtotal	12,669	12,170
Accumulated depreciation and amortization	(9,983)	(9,219)
Property and equipment, net	$2,686	$2,951
Depreciation and amortization expense totaled approximately $0.4 million for both of the three months ended September 30, 2015 and 2014, and approximately $1.2 million and $1.3 million for the nine months ended September 30, 2015 and 2014, respectively.
Accrued expenses consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued outsourced research and development expenses	$7,017	$4,383
Accrued compensation and payroll taxes	5,614	5,923
Accrued outsourced manufacturing expenses	3,914	2,112
Other accrued expenses	3,060	2,023
Total accrued expenses	19,605	14,441
Less long-term accrued outsourced research and development expenses	679	480
Total accrued expenses, current	$18,926	$13,961
Long-term accrued outsourced research and development is included in other long-term liabilities in the condensed consolidated balance sheets.
Deferred revenue consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Collaborative agreements	$49,455	$53,479
Product sales	578	1,155
Total deferred revenue	50,033	54,634
Less current portion	5,789	7,367
Deferred revenue, net of current portion	$44,244	$47,267

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
 As of September 30, 2015, we were in compliance with all material covenants under the Loan Agreement and there was no material adverse change in our business, operations or financial condition.
Interest expense, including amortization of the debt discount, related to the long-term debt totaled approximately $1.3 million and $1.4 million for the three months ended September 30, 2015 and 2014, respectively. Interest expense, including amortization of the debt discount, related to the long-term debt totaled approximately $3.9 million and $4.2 million for the nine months ended September 30, 2015 and 2014, respectively. Accrued interest, which is included in accrued expenses and other long-term liabilities, was $2.9 million and $2.0 million as of September 30, 2015 and December 31, 2014, respectively.

7. Share-based Compensation
Total share-based compensation expense related to all of our share-based awards was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$2,269	$2,295	$7,268	$5,735
Selling, general and administrative	3,284	1,881	8,320	5,330
Share-based compensation expense	$5,553	$4,176	$15,588	$11,065
Share-based compensation expense from type of share-based award (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	$3,281	$1,896	$7,905	$5,954
RSAs, RSUs and PRSUs	2,272	2,280	7,683	5,111
	$5,553	$4,176	$15,588	$11,065
Since we have a net operating loss carryforward as of September 30, 2015, no excess tax benefits for the tax deductions related to share-based awards were recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015.
The Company granted stock options to purchase approximately 0.8 million and 0.1 million shares of the Company’s common stock during the three months ended September 30, 2015 and 2014, respectively, and 3.3 million and 2.1 million shares of the Company’s common stock during the nine months ended September 30, 2015 and 2014, respectively. The exercise price of the stock options granted during the three and nine months ended September 30, 2015 and 2014 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each stock option granted was estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes model”) that used assumptions noted in the following table. Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments by us. The weighted-average assumptions used in the Black-Scholes model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected volatility	66.8%	69.6%	66.7%	71.0%
Average expected term (in years)	5.6	5.7	5.6	5.7
Risk-free interest rate	1.8%	1.9%	1.6%	1.9%
Expected dividend yield	—%	—%	—%	—%

Total unrecognized estimated compensation cost related to by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	September 30, 2015
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$29,697	3.0
RSAs	$6,780	2.5
RSUs	$5,249	2.8
PRSUs	$258	1.0
8. Stockholders’ Equity
During the nine months ended September 30, 2015 and 2014, we issued an aggregate of 1,626,091 and 1,078,748 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $7.43 and $4.87 per share, respectively, for net proceeds of approximately $12.1 million and $5.2 million, respectively. For the nine months ended September 30, 2015 and 2014, we issued 134,088 and 176,743 shares of common stock, respectively, upon vesting of certain RSUs for which the RSU holders surrendered 52,019 and 67,704 RSUs, respectively, to pay for minimum withholding taxes totaling approximately $0.7 million and $0.9 million, respectively. In addition, we issued 515,695 and 978,972 shares of common stock in connection with the grants of RSAs during the nine months ended September 30, 2015 and 2014, respectively. Stock options, unvested RSUs, and PRSUs totaling approximately 8.8 million shares and 8.4 million shares of our common stock were outstanding as of September 30, 2015 and December 31, 2014, respectively.
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
As used in this report, unless the context suggests otherwise, references to “Halozyme,” “the Company,” “we,” “our,” “ours,” and “us” refer to Halozyme Therapeutics, Inc., its wholly owned subsidiary, Halozyme, Inc. and Halozyme Inc.’s wholly owned subsidiary, Halozyme Holdings Ltd. References to “Notes” refer to the Notes to Condensed Consolidated Financial Statements included herein (refer to Item 1 of Part 1).
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
Overview
Halozyme Therapeutics, Inc. is a biotechnology company focused on developing and commercializing novel oncology therapies. We are seeking to translate our unique knowledge of the tumor microenvironment to create therapies that can improve cancer survival. Our research primarily focuses on human enzymes that alter the extracellular matrix and tumor microenvironment. The extracellular matrix is a complex matrix of proteins and carbohydrates surrounding the cell that provides structural support in tissues and orchestrates many important biological activities, including cell migration, signaling and survival. Over many years, we have developed unique technology and scientific expertise enabling us to pursue this target-rich environment for the development of therapies.
Our proprietary enzymes are used to facilitate the delivery of injected drugs and fluids, potentially enhancing the efficacy and the convenience of other drugs or to alter tissue structures for potential clinical benefit. We have chosen to exploit our technology and expertise in a balanced way to modulate both risk and spend by: (1) developing our own proprietary products in therapeutic areas with significant unmet medical needs, with a focus on oncology, and (2) licensing our technology to biopharmaceutical companies to collaboratively develop products which combine our technology with the collaborators’ proprietary compounds.

The majority of our approved product and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 temporarily breaks down hyaluronan (or HA), a naturally occurring substance that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. We believe this temporary degradation creates an opportunistic window for the improved subcutaneous delivery of injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as Enhanze™ technology. rHuPH20 is also the active ingredient in our first commercially approved product, Hylenex® recombinant.
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
Our proprietary development pipeline consists of a clinical stage product candidate in oncology and research-stage oncology projects. Our lead oncology program is PEGPH20 (PEGylated recombinant human hyaluronidase), a new molecular entity, under development for the systemic treatment of tumors that accumulate HA. When HA accumulates in a tumor, it can cause higher pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. PEGPH20 works by temporarily degrading HA surrounding cancer cells resulting in reduced pressure and increased blood flow to the cancer with increased amounts of anticancer treatments administered concomitantly gaining access to the tumor. We are currently in Phase 2 clinical testing for PEGPH20 in metastatic pancreatic cancer (Study 109-202), in Phase 1b clinical testing in non-small cell lung cancer (Study 107-201) and in Phase 1b clinical testing in non-small cell lung cancer and gastric cancer (Study 107-101).
Our receipt of Fast Track and Orphan Drug designations for PEGPH20, new pre-clinical data further supporting the pan-tumor potential for PEGPH20 and investigator interest in both our pancreatic and lung cancer trials have confirmed PEGPH20 as our priority product candidate for investment.
Our key accomplishments for the third quarter of 2015 include:

•
In July 2015, we entered into a clinical collaboration agreement with Eisai Co. Ltd. (Eisai) to evaluate Eisai's agent eribulin mesylate (brand name: Halaven®, eribulin) in combination with PEGPH20 in first line HER2-negative HA-high metastatic breast cancer patients. The companies will jointly share the costs of a phase 1b/2 clinical trial to assess whether or not eribulin, in combination with PEGPH20, can improve overall response rate (ORR) -- the proportion of patients that have a predefined reduction in tumor burden -- as compared with eribulin alone as a therapy in patients with advanced breast cancer.

•
Since the submission of the Halozyme Study 301 protocol to the FDA we have identified strong interest to participate in the global study. This Phase 3 study of PEGPH20 in previously untreated metastatic pancreatic cancer patients is planned for initiation by the end of first quarter 2016.

•	We continue to enroll patients in Halozyme Study 202 and plan to complete our target enrollment of 114 patients by the end of 2015 and present results of the study in the second half of 2016.

Product and Product Candidates
We have one marketed proprietary product and one proprietary product candidate targeting several indications in various stages of development. The following table summarizes our proprietary product and product candidate as well as products and product candidates under development with our collaborators:

Product, Collaboration Products and Product Candidates	Therapeutic Area	Use/Indication	Preclinical	Phase 1	Phase 2	Phase 3	Filed	Approved
ONCOLOGY PIPELINE AND PRODUCT CANDIDATES								
PEGPH20	Oncology	Pancreatic Cancer[1]						
PEGPH20	Oncology	Pancreatic Cancer (SWOG)[2]						
PEGPH20	Oncology	NSCLC (PRIMAL)[3]						
PEGPH20	Oncology	Breast Cancer (Eisai)[4]						
PEGPH20	Oncology	Gastric/NSCLC[5]						
ENHANZE™ COLLABORATION PRODUCTS AND PRODUCT CANDIDATES								
Roche (up to 8 potential targets)								
Herceptin® SC (trastuzumab)[6]	Oncology	Breast Cancer						EU Approved
MabThera® SC (rituximab)[6]	Oncology	Non-Hodgkin's Lymphoma						EU Approved
Baxalta								
HYQVIA	Immunology	Primary Immunodeficiency						U.S. & EU Approved
Pfizer (up to 6 potential targets)								
Rivipansel (vaso-occlusive crisis)	Hematology	Sickle Cell Anemia						
PCSK-9 (identified, not in clinic)	Cardiovascular	Cholesterol Lowering						
Janssen (up to 5 potential targets)	Various							
Daratumumab/CD38	Oncology							
AbbVie (up to 9 potential targets)	Various							
HUMIRA® (TNF alpha target)								
APPROVED PROPRIETARY PRODUCT								
HYLENEX® recombinant *(hyaluronidase human injection)*	Various	Adjuvant for Sub-Q fluid delivery for dispersion & absorption of other injected drugs						U.S. Approved

1 Investigating for use with gemcitabine and nab-paclitaxel (ABRAXANE®).
2 Investigating for use with modified FOLFIRINOX.
3 Investigating for use in combination with docetaxel for Non-Small Cell Lung Cancer.
4 Investigating for use with eribulin (HAVALEN®)
5 Investigating for use with pembrolizumab (KEYTRUDA®) with Non-small cell lung cancer and Gastric Cancer.
6 Filed in other selected countries around the world. Not filed in U.S. and Japan.

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
PEGPH20
We are developing PEGPH20 as a candidate for the systemic treatment of tumors that accumulate HA in combination with currently approved cancer therapies. ‘PEG’ refers to the attachment of polyethylene glycol to rHuPH20, thereby creating PEGPH20. One of the novel properties of PEGPH20 is that it lasts for an extended duration in the bloodstream (half-life of one to two days) and, therefore, can be used to maintain therapeutic effect to treat systemic disease.

Cancer malignancies, including pancreatic, lung, breast, gastric, colon and prostate cancers can accumulate high levels of HA and therefore we believe that PEGPH20 has the potential to help patients with these types of cancer when used with currently approved cancer therapies. Among solid tumors, pancreatic ductal adenocarcinoma has been reported to be associated with the highest frequency of HA accumulation.
Over 100,000 patients in the U.S. and EU are diagnosed with pancreatic cancer annually and are frequently diagnosed in late stage of the disease. The pathologic accumulation of HA, along with other matrix components, creates a unique microenvironment for the growth of tumor cells compared to normal cells. We believe that depleting the HA component of the tumor microenvironment with PEGPH20 remodels the tumor microenvironment, resulting in tumor growth inhibition in animal models. Removal of HA from the tumor microenvironment results in expansion of previously constricted blood vessels allowing increased blood flow, increasing the access of activated immune cells and factors in the blood into the tumor microenvironment. If PEGPH20 is administered in conjunction with other anti-cancer therapies, the increase in blood flow may allow anti-cancer therapies to have greater access to the tumor, which may enhance the treatment effect of therapeutic modalities like chemotherapies, monoclonal antibodies and other agents.
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
Study Halo 109-202:
In the second quarter of 2013, we initiated Study 109-202, a Phase 2 multicenter randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV metastatic pancreatic cancer. The study was designed to enroll patients who would receive gemcitabine and nab-paclitaxel (ABRAXANE®) either with or without PEGPH20. The primary endpoint is to measure the improvement in PFS in patients receiving PEGPH20 plus gemcitabine and nab-paclitaxel compared to those who are receiving gemcitabine and nab-paclitaxel alone. In April 2014, after 146 patients had been enrolled, the trial was put on clinical hold by Halozyme and the FDA to assess a question raised by the Data Monitoring Committee regarding a possible difference in the thromboembolic event rate between the group of patients treated with PEGPH20, nab-paclitaxel and gemcitabine (PAG arm) versus the group of patients treated with nab-paclitaxel and gemcitabine without PEGPH20 (AG arm). This portion of the study and patients in this portion are now referred to as Stage 1. It should be noted that at the time of the clinical hold all patients remaining in the study continued on gemcitabine and nab-paclitaxel. In July 2014, the Study 109-202 was reinitiated (Stage 2) under a revised protocol, which excludes patients that are expected to be at a greater risk for thromboembolic events, provides for venous thromboembolism prophylaxis of all patients in both arms of the study with low molecular weight heparin, and adds evaluation of the thromboembolic event rate in Stage 2 PEGPH20-treated patients compared with Stage 1 as a co-primary end point. Stage

2 of Study 109-202 is designed to enroll an additional 114 patients, to add to the 146 patients already accrued in the clinical trial, with a 2:1 randomization for PAG compared to AG.
In May 2015, interim findings from the ongoing Phase 2 clinical study of PEGPH20 for the potential treatment of patients with metastatic pancreatic cancer were presented at the American Society of Clinical Oncology annual meeting in an oral presentation by Principal Investigator Sunil Hingorani, M.D., Ph.D., Associate Member of the Fred Hutchinson Cancer Research Center and Associate Professor at University of Washington School of Medicine. The trial included 135 treated patients in Stage 1, of whom a total of 44 patients -- 23 receiving PEGPH20 in combination with ABRAXANE® and gemcitabine (PAG treatment arm) and 21 receiving ABRAXANE and gemcitabine alone (AG treatment arm) -- had available biopsies that were determined in a retrospective analysis to have high levels of hyaluronan. PEGPH20 targets HA to help improve cancer therapy access to tumor cells. Results reported include:

•	A more than doubling of median PFS of 9.2 months versus 4.3 months in high HA patients treated with PAG vs. AG (hazard ratio of 0.39; p-value of 0.05);

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

Data was also presented on the rate of thromboembolic (TE) events in 55 patients treated in Stage 2 of the trial, which is currently randomizing patients at a 2:1 ratio of PAG versus AG. As noted above, Stage 2 began after a protocol amendment in July 2014, excluding patients at high risk of TE events and adding prophylaxis with low molecular weight heparin (enoxaparin) to all patients in both treatment arms. Reported results included a TE event rate of 13 percent in 38 patients treated with PAG versus 18 percent in 17 patients receiving AG.
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
In March 2015, we met with the FDA to discuss both the interim efficacy and safety data from Study 109-202, which included the potential risk profile including thromboembolic event rate. Based on the feedback from that meeting, we plan to proceed with a Phase 3 clinical study (Study 109-301) of PEGPH20 in patients with metastatic pancreatic cancer, using a design allowing for potential marketing application based on either PFS or overall survival. The study will enroll patients whose tumors accumulate high levels of hyaluronan using a companion diagnostic test. The FDA provided feedback on the current companion diagnostic approach and confirmed that an approved companion diagnostic strategy is required prior to Phase 3 study initiation.
The use of PFS as the basis for marketing approval will be subject to the overall benefit and risk associated with PEGPH20 combined with nab-paclitaxel (ABRAXANE®) and gemcitabine therapy, including the:

•	Magnitude of the PFS treatment effect observed;

•	Toxicity profile; and

•	Interim overall survival data.
In June 2015, we received scientific advice/protocol assistance from the European Medicines Agency (EMA) regarding our planned Phase 3 study. The EMA agreed to the patient population, and the use of both PFS and OS as co-primary endpoints stating that OS is the preferred endpoint and that ultimate approval would require an overall positive benefit:risk balance.

SWOG Study S1313:
In October 2013, SWOG, a cancer research cooperative group of more than 4,000 researchers in over 500 institutions around the world, initiated a 144 patient Phase 1b/2 randomized clinical trial in some of their study centers, examining PEGPH20 in combination with modified FOLFIRINOX chemotherapy (mFOLFIRINOX) compared to mFOLFIRINOX treatment alone in patients with metastatic pancreatic adenocarcinoma (funded by the National Cancer Institute). This study was also placed on clinical hold temporarily at the time of the hold on Study 109-202. In September 2014, the FDA removed the clinical hold on patient enrollment and dosing of PEGPH20 in this SWOG cooperative study. The study has resumed under a revised protocol, and patient enrollment is continuing. The Phase 2 portion of the study, where up to 172 patients are planned to be enrolled began in June 2015. As with Study 109-202, the occurrence of thromboembolic events will be closely monitored in enrolled patients, and the continuation of this study may be halted again in accordance with event rate rules established in the protocol, or for other safety reasons.
Other indications outside of pancreatic cancer:
Study HALO 107-201, PRIMAL Study: In December 2014, we initiated a Phase 1b/2 trial, to evaluate PEGPH20 in second line in combination with docetaxel (Taxotere®) in Non-Small Cell Lung Cancer (NSCLC) patients. In this study, we expect to evaluate and identify the dose, dosing regimen and safety of PEGPH20 plus docetaxel in previously treated patients with NSCLC. Upon identification of the dose and dosing regimen, we plan to expand the trial into the Phase 2 portion of the study to evaluate the safety and efficacy of PEGPH20 in second line HA-high NSCLC patients in combination with docetaxel.
Study HALO 107-101, the immuno-oncology trial: We recently initiated a Phase 1b study exploring the combination of PEGPH20 and KEYTRUDA®, an immuno-oncology agent in relapsed NSCLC and gastric cancer. We expect to evaluate and identify the dose and safety of PEGPH20 plus KEYTRUDA prior to embarking on expansion into larger trials and into additional tumor types.
Halozyme Eisai Clinical Collaboration: In the first quarter of 2016 we plan to initiate a Phase 1b/2 study exploring the combination of PEGPH20 and eribulin in first line HER2-negative HA-high metastatic breast cancer. Halozyme is partnering with Eisai to conduct this global study.
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

Collaborations
Roche Collaboration
In December 2006, we and Roche entered into a collaboration and license agreement under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 and up to thirteen Roche target compounds (the Roche Collaboration). Roche initially had the exclusive right to apply rHuPH20 to only three pre-defined Roche biologic targets with the option to exclusively develop and commercialize rHuPH20 with ten additional targets. As of September 30, 2015, Roche has elected a total of five targets, two of which are exclusive, and retains the option to develop and commercialize rHuPH20 with three additional targets through the payment of annual license maintenance fees.
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
In June 2014, Roche launched MabThera SC in Europe for the treatment of patients with common forms of non-Hodgkin lymphoma (NHL). This formulation utilizes our patented Enhanze technology and is administered in approximately five minutes compared to the approximately 2.5 hour infusion time for intravenous MabThera. The European Commission approved MabThera SC in March 2014. The European Commission’s approval was based primarily on data from Roche’s Phase 3 pivotal clinical studies, which was recently published in The Lancet Oncology. NHL is a type of cancer that affects lymphocytes (white blood cells). NHL represents approximately 85% of all lymphomas diagnosed and was responsible for approximately 200,000 annual deaths worldwide in 2012. Lymphomas are a cancer of the lymphatic system (composed of lymph vessels, lymph nodes and organs) which helps to keep the bodily fluid levels balanced and to defend the body against invasion by disease. Lymphoma develops when white blood cells (usually B-lymphocytes) in the lymph fluid become cancerous and begin to multiply and collect in the lymph nodes or lymphatic tissues such as the spleen. Some of these cells are released into the bloodstream and spread around the body, interfering with the body’s production of healthy blood cells. Roche has also announced that it filed MabThera SC in Europe for previously untreated chronic lymphocytic leukemia in the fourth quarter of 2014.
Additional information about the Phase 3 Herceptin SC and Phase 3 MabThera SC clinical trials can be found at www.clinicaltrials.gov and www.roche-trials.com. Information available on these websites is not incorporated into this report.
Baxalta Collaboration
In September 2007, we and Baxalta entered into a collaboration and license agreement under which Baxalta obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with GAMMAGARD LIQUID (HYQVIA) (the Baxalta Collaboration). GAMMAGARD LIQUID is a current Baxalta product that is indicated for the treatment of primary immunodeficiency disorders associated with defects in the immune system.

In October 2014, Baxalta announced the launch and first shipments of Baxalta’s HYQVIA product for treatment of adult patients with primary immunodeficiency in the U.S. HYQVIA was approved by the FDA in September 2014 and is the first subcutaneous immune globulin (IG) treatment approved for adult primary immunodeficiency patients with a dosing regimen requiring only one infusion up to once per month (every three to four weeks) and one injection site per infusion in most patients, to deliver a full therapeutic dose of IG. The majority of primary immunodeficiency patients today receive intravenous infusions in a doctor’s office or infusion center, and current subcutaneous IG treatments require weekly or bi-weekly treatment with multiple infusion sites per treatment. The FDA’s approval of HYQVIA is a significant milestone for us as it represents the first U.S. approved BLA which utilizes our rHuPH20 platform.
In May 2013, the European Commission granted Baxalta marketing authorization in all EU Member States for the use of HYQVIA (solution for subcutaneous use) as replacement therapy for adult patients with primary and secondary immunodeficiencies. Baxalta launched HYQVIA in the first EU country in July 2013 and in additional EU countries in the second half of 2013 and in 2014.
Pfizer Collaboration
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Pfizer proprietary biologics directed to up to six targets in primary care and specialty care indications. Targets may be selected on an exclusive or non-exclusive basis. In September 2013, Pfizer elected the fourth therapeutic target on an exclusive basis. In December 2013, Pfizer announced that one of the targets is proprotein convertase subtilisin/kexin type 9, also known as PCSK9. The PCSK9 gene provides instructions for making a protein that helps regulate the amount of cholesterol in the bloodstream. Pfizer is also developing Rivipansel directed to another target under the collaboration to treat vaso-occlusive crisis in individuals with sickle cell disease and initiated dosing in a Phase 1 clinical trial in October 2015.
Janssen Collaboration
In December 2014, we and Janssen entered into a collaboration and license agreement, under which Janssen has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Janssen proprietary biologics directed to up to five targets. Targets may be selected on an exclusive basis. Janssen has elected CD38 as the first target on an exclusive basis. In November 2015, Janssen initiated dosing in a Phase 1b clinical trial of a subcutaneous formulation of rHuPH20 and daratumumab, a human monoclonal antibody that targets CD38 on the surface of multiple myeloma cells.
AbbVie Collaboration
In June 2015, we and AbbVie entered into a collaboration and license agreement, under which AbbVie has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with AbbVie proprietary biologics directed to up to nine targets. Targets may be selected on an exclusive basis. AbbVie has elected TNF alpha as the first target on an exclusive basis. AbbVie has announced plans to develop rHuPH20 with HUMIRA® (adalimumab) which may allow a reduced number of induction injections and deliver additional performance benefits.
For a further discussion of the material terms of our collaboration agreements, refer to Note 4, Collaborative Agreements, to our condensed consolidated financial statements.
Results of Operations
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Product Sales, Net – Product sales, net were $10.3 million for the three months ended September 30, 2015 compared to $9.6 million for the three months ended September 30, 2014. The increase of $0.7 million was primarily due to an increase in Hylenex recombinant product sales to $3.9 million for the three months ended September 30, 2015 from $3.6 million for the same period in 2014, and to the sale of bulk rHuPH20 to Baxalta of $1.6 million for the three months ended September 30, 2015, compared to no sales in the same period in 2014, partially offset by a decrease in the sale of bulk rHuPH20 to Roche to $4.7 million for the three months ended September 30, 2015 from $5.8 million for the three months ended September 30, 2014.

Royalties – Royalty revenue was $8.3 million for the three months ended September 30, 2015 compared to $2.9 million for the three months ended September 30, 2014. This increase relates primarily to increased sales of Herceptin SC by Roche. We recognize royalties on sales of the collaboration products by the collaborators in the quarter following the quarter in which the corresponding sales occurred. In general, we expect royalty revenue to increase in future periods reflecting expected increases in the sales of products under collaborations, although there may be quarters with flat or declining royalty revenues as sales of products under collaborations vary.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended
	September 30,
	2015	2014	Change
Upfront payments, license maintenance fees and amortization of deferred upfront, license fees and product-based payments:
Roche	$815	$801	$14
Baxalta	192	192	—
	1,007	993	14
Reimbursements for research and development services:
Roche, Janssen, Baxalta, other	1,198	1,101	97
Total revenues under collaborative agreements	$2,205	$2,094	$111
Revenue from reimbursements for research and development services increased in the three months ended September 30, 2015, compared to the same period in 2014 mainly due to an increase in services provided to Janssen compared to the same period in 2014. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Cost of Product Sales – Cost of product sales were $6.2 million for the three months ended September 30, 2015 compared to $5.1 million for the three months ended September 30, 2014. The increase of $1.1 million in cost of product sales was due to a $1.2 million increase in bulk rHuPH20 sales to collaboration partners offset by a $0.2 million decrease in Hylenex recombinant cost of product sales.

Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Three Months Ended
	September 30,
Programs	2015	2014	Change
Product Candidates:
PEGPH20	$22,607	$9,996	$12,611
Ultrafast insulin program	6	4,890	(4,884)
Hylenex recombinant	67	1,342	(1,275)
rHuPH20 platform(1)	3,058	1,060	1,998
Enhanze collaborations	1,037	1,605	(568)
Other	836	1,011	(175)
Total research and development expenses	$27,611	$19,904	$7,707

(1)	Includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Research and development expenses relating to our PEGPH20 program for the three months ended September 30, 2015 increased by 126%, compared to the same period in 2014 primarily due to increased clinical trial activities. Research and development expenses relating to our ultrafast insulin program for the three months ended September 30, 2015 decreased by 100%, compared to the same period in 2014 primarily due to the cessation of clinical trial and manufacturing activities. Research and development expenses relating to our Hylenex recombinant program for the three months ended September 30, 2015 decreased by 95%, compared to the same period in 2014 mainly due to the completion of the technology transfer and validation campaign with a second manufacturer for Hylenex recombinant in 2014. Research and development expenses relating to our Enhanze collaborations for the three months ended September 30, 2015 decreased by 35%, compared to the same period in 2014 primarily due to a decrease in manufacturing expenses related to Roche. We expect research and development expenses to increase in future periods reflecting expected increases in our PEGPH20 development activities.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses were $10.2 million for the three months ended September 30, 2015 compared to $8.6 million for the three months ended September 30, 2014. The increase of $1.6 million, or 19%, was primarily due to an increase in compensation expense in the current period. We expect SG&A expenses to increase moderately in future periods as our operations expand.
Interest Expense – Interest expense remained constant at $1.3 million for the three months ended September 30, 2015 compared to $1.4 million for the three months ended September 30, 2014.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Product Sales, Net – Product sales, net were $32.5 million for the nine months ended September 30, 2015 compared to $27.7 million for the nine months ended September 30, 2014. The increase of $4.8 million was primarily due to an increase in Hylenex recombinant product sales to $11.8 million for the nine months ended September 30, 2015 from $9.0 million for the same period in 2014, and due to the sale of bulk rHuPH20 to Baxalta of $3.1 million for the nine months ended September 30, 2015, compared to no sales in the same period in 2014, partially offset by a decrease in the sale of bulk rHuPH20 to Roche to $17.0 million for the nine months ended September 30, 2015 from $17.7 million for the nine months ended September 30, 2014.

Royalties – Royalty revenue was $21.4 million for the nine months ended September 30, 2015 compared to $5.4 million for the nine months ended September 30, 2014. This increase relates primarily to increased sales of Herceptin SC by Roche. We recognize royalties on sales of the collaboration products by the collaborators in the quarter following the quarter in which the corresponding sales occurred. In general, we expect royalty revenue to increase in future periods reflecting expected increases in sales of products under collaborations, although there may be periods with flat or declining royalty revenue as sales of products under collaborations vary.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Nine Months Ended
	September 30,
	2015	2014	Change
Upfront payments, license maintenance fees and amortization of deferred upfront, license fees and product-based payments:
AbbVie	$23,000	$—	$23,000
Roche	2,448	2,222	226
Pfizer	1,000	1,000	—
Baxalta	574	574	—
	27,022	3,796	23,226
Reimbursements for research and development services:
Roche, Janssen, Baxalta, other	1,874	8,100	(6,226)
Total revenues under collaborative agreements	$28,896	$11,896	$17,000
Revenue from license fees in connection with the AbbVie Collaboration of $23.0 million was recognized in the nine months ended September 30, 2015. Revenue from reimbursements for research and development services decreased in the nine months ended September 30, 2015, compared to the same period in 2014 mainly due to a reduction in services provided to Roche compared to the same period in 2014. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Cost of Product Sales – Cost of product sales were $20.8 million for the nine months ended September 30, 2015 compared to $16.6 million for the nine months ended September 30, 2014. The increase of $4.2 million in cost of product sales was due to a $1.3 million increase in Hylenex recombinant cost of product sales and a $2.9 million increase in bulk rHuPH20 cost of product sales.

Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Nine Months Ended
	September 30,
Programs	2015	2014	Change
Product Candidates:
PEGPH20	$52,552	$23,968	$28,584
Ultrafast insulin program	1,626	17,372	(15,746)
Hylenex recombinant	1,246	4,563	(3,317)
rHuPH20 platform(1)	5,307	4,681	626
Enhanze collaborations	2,200	6,013	(3,813)
Other	2,559	3,371	(812)
Total research and development expenses	$65,490	$59,968	$5,522

(1)	Includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Research and development expenses relating to our PEGPH20 program for the nine months ended September 30, 2015 increased by 119%, compared to the same period in 2014 primarily due to increased clinical trial activities. Research and development expenses relating to our ultrafast insulin program for the nine months ended September 30, 2015 decreased by 91%, compared to the same period in 2014 primarily due to decreased clinical trial and manufacturing activities. Research and development expenses relating to our Hylenex recombinant program for the nine months ended September 30, 2015 decreased by 73%, compared to the same period in 2014 mainly due to the completion of the technology transfer and validation campaign with a second manufacturer for Hylenex recombinant in 2014. Research and development expenses relating to our Enhanze collaborations for the nine months ended September 30, 2015 decreased by 63%, compared to the same period in 2014 primarily due to a decrease in manufacturing expenses related to Roche. We expect research and development expenses to increase in future periods reflecting expected increases in our PEGPH20 development activities.
Selling, General and Administrative – SG&A expenses were $29.4 million for the nine months ended September 30, 2015 compared to $27.6 million for the nine months ended September 30, 2014. The increase of $1.8 million, or 7%, was primarily due to an increase in compensation expense in the current period. We expect SG&A expenses to increase moderately in future periods as our operations expand.
Interest Expense – Interest expense decreased to $3.9 million for the nine months ended September 30, 2015 compared to $4.2 million for the nine months ended September 30, 2014.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of September 30, 2015, we had cash, cash equivalents and marketable securities of approximately $123.7 million and bank debt of approximately $49.8 million. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements will depend on the progress and success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and other commercialization activities.

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
Cash Flows
Operating Activities
Net cash used in operations was $21.9 million during the nine months ended September 30, 2015 compared to $46.6 million during the nine months ended September 30, 2014. The $24.7 million decrease in utilization of cash in operations was mainly due to the decrease in net loss, partially offset by an increase in inventory.
Investing Activities
Net cash provided by investing activities was $20.6 million during the nine months ended September 30, 2015 compared to net cash used in investing activities of $46.4 million during the nine months ended September 30, 2014. This change was primarily due to the $42.8 million decrease in purchases of marketable securities and $23.9 million increase in proceeds from the maturities of marketable securities during the nine months ended September 30, 2015.
Financing Activities
Net cash provided by financing activities was $11.4 million during the nine months ended September 30, 2015 compared to $112.0 million during the nine months ended September 30, 2014. This decrease was due to $107.7 million in net proceeds from the sale of our common stock in February 2014 partially offset by the $7.0 million increase in net proceeds from the issuance of common stock under equity incentive plans during the nine months ended September 30, 2015.
Long-Term Debt
In December 2013, we entered into an Amended and Restated Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford) and Silicon Valley Bank (SVB) (collectively, the Lenders), amending and restating in its entirety our original loan agreement with the Lenders, dated December 2012. The Loan Agreement provided for an additional $20 million principal amount of new term loan, bringing the total term loan balance to $50 million. The proceeds are to be used for working capital and general business requirements. The amended term loan facility matures on January 1, 2018. The outstanding term loan was $49.8 million as of September 30, 2015, net of unamortized debt discount of $0.2 million.
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
Off-Balance Sheet Arrangements
As of September 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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

The listing below is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Please see our audited consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K), which contain accounting policies and other disclosures required by U.S. GAAP. There were no material changes from those policies and disclosures included in our 2014 Form 10-K.
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
Relative to expenses incurred in our operations, we have generated only limited revenues from product sales, royalties, licensing fees, milestone payments, bulk rHuPH20 supply payments and research reimbursements to date and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, royalties, licensing fees, research reimbursements, bulk rHuPH20 supply payments and/or milestone payments, we expect to incur significant operating losses over the next few years. We have never been profitable, and we may never become profitable. Through September 30, 2015, we have incurred aggregate net losses of approximately $487.0 million.
If our product candidates do not receive and maintain regulatory approvals, or if approvals are not obtained in a timely manner, such failure or delay would substantially impair our ability to generate revenues.
Approval from the FDA or equivalent health authorities is necessary to manufacture and market pharmaceutical products in the U.S. and the other countries in which we anticipate doing business have similar requirements. The process for obtaining FDA and other regulatory approvals is extensive, time-consuming, risky and costly, and there is no guarantee that the FDA or other regulatory bodies will approve any applications that may be filed with respect to any of our product candidates, or that the timing of any such approval will be appropriate for the desired product launch schedule for a product candidate. We and our collaborators attempt to provide guidance as to the timing for the filing and acceptance of such regulatory approvals, but such filings and approvals may not occur when we or our collaborators expect, or at all. The FDA or other foreign regulatory agency may refuse or delay approval of our product candidates for failure to collect sufficient clinical or animal safety data and require us or our collaborators to conduct additional clinical or animal safety studies which may cause lengthy delays and increased costs to our programs. For example, we have been in dialog with the FDA regarding the regulatory pathway and data requirements for updating the label for Hylenex recombinant for use in CSII and have learned that an additional clinical study will be required. We have determined we will not invest in this additional clinical trial and to date have not identified a strategic partner who will conduct the trial. In addition, the approval of Baxalta’s HYQVIA BLA was delayed until we and Baxalta provided additional preclinical data sufficient to address concerns regarding non-neutralizing antibodies to rHuPH20 that were detected in the registration trial. Although these antibodies have not been associated with any known adverse clinical effects, and the HYQVIA BLA was approved by the FDA in September 2014, we cannot assure you that they will not arise and have an adverse impact on future development of products which include rHuPH20, future sales of Hylenex recombinant, our ability to enter into collaborations, or be raised by the FDA or other health authorities in connection with testing or approval of products including rHuPH20.

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
As with most pharmaceutical products, use of our product candidates or those of our collaborators could be associated with side effects or adverse events which can vary in severity (from minor reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of our product candidates or those of our collaborators may be observed at any time, including in clinical trials or when a product is commercialized, and any such side effects or adverse events may negatively affect our or our collaborators’ ability to obtain or maintain regulatory approval or market our product candidates. Side effects such as toxicity or other safety issues associated with the use of our product candidates or those of our collaborators could require us or our collaborators to perform additional studies or halt development or commercialization of these product candidates or expose us to product liability lawsuits which will harm our business. We or our collaborators may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical product candidates which we have not planned or anticipated. Furthermore, there can be no assurance that we or our collaborators will resolve any issues related to any product related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition. For example, in April 2014, a clinical hold was placed on patient enrollment and dosing of PEGPH20 in Study 202 as a result of a possible difference in the thromboembolic event rate that had been observed at that time in the trial between the group of patients treated with PEGPH20 versus the group of patients treated without PEGPH20. The clinical hold was lifted by FDA in June 2014, and we have resumed enrollment and dosing of PEGPH20 in Study 202 under a revised clinical protocol. We and the data monitoring committee for Study 202 continue to closely monitor the occurrence of thromboembolic events in enrolled patients after the protocol amendments. The continuation of Study 202 may be halted again if the protocol changes do not result in a reduction of thromboembolic events in accordance with event rate rules established in the protocol, or for other safety reasons.
If our contract manufacturers are unable to manufacture and supply to us bulk rHuPH20 or other raw materials in the quantity and quality required by us or our collaborators for use in our products and product candidates, our product development and commercialization efforts could be delayed or stopped and our collaborations could be damaged.
We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (Avid) and Cook Pharmica LLC (Cook) to produce bulk rHuPH20. These manufacturers each produce bulk rHuPH20 under current cGMP for clinical uses. Avid and Cook currently produce bulk rHuPH20 for use in Hylenex recombinant and certain other collaboration products and product candidates. In addition to supply obligations, Avid and Cook will also provide support for the chemistry, manufacturing and controls sections for FDA and other regulatory filings. We rely on their ability to successfully manufacture these batches according to product specifications. Cook has relatively limited experience manufacturing bulk rHuPH20. If either Avid or Cook: (i) is unable to retain its status as an FDA approved manufacturing facility; (ii) is unable to otherwise successfully scale up bulk rHuPH20 production to meet corporate or regulatory authority quality standards; or (iii) fails to manufacture and supply bulk rHuPH20 in the quantity and quality required by us or our collaborators for use in our proprietary and collaboration products and product candidates for any other reason, our business will be adversely affected. In addition, a significant change in such parties’ or other third party manufacturers’ business or financial condition could adversely affect their abilities to fulfill their contractual obligations to us. We have not established, and may not be able to establish, favorable arrangements with additional bulk rHuPH20 manufacturers and suppliers of the ingredients necessary to manufacture bulk rHuPH20 should the existing manufacturers and suppliers become unavailable or in the event that our existing manufacturers and suppliers are unable to adequately perform their responsibilities. We have attempted to mitigate the impact of a potential supply interruption through the establishment of excess bulk rHuPH20 inventory where possible, but there can be no assurances that this safety stock will be maintained or that it will be sufficient to address any delays, interruptions or other problems experienced by Avid and/or Cook. Any delays, interruptions or other problems regarding the ability of Avid and/or Cook to supply bulk rHuPH20 or the ability of other third party manufacturers, to supply other raw materials or ingredients necessary to produce our products on a timely basis could: (i) cause the delay of clinical trials or otherwise delay or prevent the regulatory approval of proprietary or collaboration product candidates; (ii) delay or prevent the effective commercialization of proprietary or collaboration products; and/or (iii) cause us to breach contractual obligations to deliver bulk rHuPH20 to our collaborators. Such delays would likely damage our relationship with our collaborators, and they would have a material adverse effect on royalties and thus our business and financial condition.
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
rHuPH20 is a key technological component of Enhanze technology and our most advanced proprietary and collaboration products and product candidates, including the current and future products and product candidates under our Roche, Pfizer, Janssen, Baxalta, and AbbVie collaborations, our PEGPH20 program, and Hylenex recombinant. If there is an adverse development for rHuPH20 (e.g., an adverse regulatory determination relating to rHuPH20, if we are unable to obtain sufficient quantities of rHuPH20, if we are unable to obtain or maintain material proprietary rights to rHuPH20 or if we discover negative characteristics of rHuPH20), multiple areas of our business, including current and potential collaborations, as well as proprietary programs would be substantially impacted. For example, elevated anti-rHuPH20 antibody titers were detected in the registration trial for Baxalta’s HYQVIA product as well as in a former collaborator’s product in a Phase 2 clinical trial with rHuPH20, but have not been associated, in either case, with any adverse events. We monitor for antibodies to rHuPH20 in our collaboration and proprietary programs, and although we do not believe at this time that the incidence of non-neutralizing anti-rHuPH20 antibodies in either the HYQVIA program or the former collaborator’s program will have a significant impact on our other proprietary and other collaboration product candidates, there can be no assurance that there will not be other such occurrences in the foregoing programs or our other programs or that concerns regarding these antibodies will not also be raised by the FDA or other health authorities in the future, which could result in delays or discontinuations of our development or commercialization activities or deter entry into additional collaborations with third parties.

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
We may need to raise additional capital in the future to continue the development of our product candidates or for other current corporate purposes. Our current cash reserves and expected revenues during the next few years may not be sufficient for us to continue the development of our proprietary product candidates, to fund general operations and conduct our business at the level desired. In addition, if we engage in acquisitions of companies, products or technologies in order to execute our business strategy, we may need to raise additional capital. We may raise additional capital in the future through one or more financing vehicles that may be available to us including (i) the public offering of securities; (ii) new collaborative agreements; (iii) expansions or revisions to existing collaborative relationships; (iv) private financings; and/or (v) other equity or debt financings.
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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low sales prices of our common stock during the twelve months ended September 30, 2015 were $25.25 and $7.51, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

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
In addition, anti-takeover provisions in our charter documents and Delaware law may make an acquisition of us more difficult. First, our board of directors is classified into three classes of directors. Under Delaware law, directors of a corporation with a classified board may be removed only for cause unless the corporation’s certificate of incorporation provides otherwise. Our amended and restated certificate of incorporation, as amended, does not provide otherwise. In addition, our bylaws limit who may call special meetings of stockholders, permitting only stockholders holding at least 50% of our outstanding shares to call a special meeting of stockholders. Our amended and restated certificate of incorporation, as amended, does not include a provision for cumulative voting for directors. Under cumulative voting, a minority stockholder holding a sufficient percentage of a class of shares may be able to ensure the election of one or more directors. Finally, our bylaws establish procedures, including advance notice procedures, with regard to the nomination of candidates for election as directors and stockholder proposals.
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
Extensive industry regulation has had, and will continue to have, a significant impact on our business. All pharmaceutical companies, including ours, are subject to extensive, complex, costly and evolving regulation by the health regulatory agencies including the FDA (and with respect to controlled drug substances, the U.S. Drug Enforcement Administration (DEA)) and equivalent foreign regulatory agencies and state and local/regional government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packaging, labeling, storing, recordkeeping, safety, approval, advertising, promotion, sale and distribution of our products. We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping our products. Consequently, there is always a risk that the FDA or other applicable governmental authorities will not approve our products or may impose onerous, costly and time-consuming requirements such as additional clinical or animal testing. Regulatory authorities may require that we change our studies or conduct additional studies, which may significantly delay or make continued pursuit of approval commercially unattractive. We are currently in dialog but do not have clarity from the FDA regarding the path for a labeling update to include key efficacy and safety data prior to initiating Hylenex recombinant for use in CSII. There can be no assurance that we will be able to gain clarity as to the FDA’s requirements. The FDA or other foreign regulatory agency may, at any time, halt our and our collaborators’ development and commercialization activities due to safety concerns. In addition, even if our products are approved, regulatory agencies may also take post-approval action limiting or revoking our ability to sell our products. Any of these regulatory actions may adversely affect the economic benefit we may derive from our products and therefore harm our financial condition.
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
There have been no material changes in our market risks during the quarter ended September 30, 2015.
As of September 30, 2015, our cash equivalents and marketable securities consisted of investments in money market funds and corporate debt obligations. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. As of September 30, 2015, based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 5.	Other Information
Beginning in early 2015, the Compensation Committee of the Company’s Board of Directors initiated a review of the Company’s severance practices for all employee levels in the event of a change in control of the Company. As a result of that review, on November 4, 2015 the Compensation Committee adopted several changes to existing severance programs and agreements applicable to employees at various levels, including amending the Company’s previously disclosed “double-trigger” Change in Control Agreement (the “Amended Change in Control Agreement”) to be entered into with certain executives of the Company (collectively, the “Executives”), including Laurie D. Stelzer, Senior Vice President and Chief Financial Officer and Dr. Helen Torley, President and Chief Executive Officer (the “CEO”).
Generally, the Amended Change in Control Agreement provides that, if within 12 months after the occurrence of a “change in control” of the Company (as defined in the Amended Change in Control Agreement), (i) the Company terminates the Executive without “cause” (as defined in the Amended Change in Control Agreement), (ii) the Executive resigns for “good reason” (as defined in the Amended Change in Control Agreement), or (iii) the Executive’s employment is terminated due to death or “disability” (as defined in the Amended Change in Control Agreement), then the Executive will be entitled to receive his or her annual base salary earned through the employment termination date and any accrued obligations (as defined in the Amended Change in Control Agreement), as well as certain severance payments and benefits.

The severance payments and benefits would include, for each Executive, subject to the timely execution by the Executive of an effective release of claims against the Company and certain affiliated persons and entities:

(1)
An amount equal to 1.5 times (or in the case of the CEO, 2.0 times) the sum of the Executive’s (A) current annual base salary and (B) the amount of target annual bonus opportunity (based on the target percentage of annual base salary) in respect of the year the termination of employment occurs;

(2)
An amount equal to 2.0 times the cost of 18 (or, in the case of the CEO, 24) months of monthly medical premiums (including the employee and employer portions for the Executive and, if applicable, the Executive’s spouse and eligible dependents), if any, under the Company’s group health plans in which the Executive participated immediately prior to the employment termination date; and

(3)
100% of all equity awards (including any equity awards the vesting of which is based in whole or in part upon the achievement of performance goals) outstanding as of the employment termination date will become fully vested and non-forfeitable, and otherwise exercisable in accordance with the underlying terms of the applicable equity plan and award agreement pursuant to which such awards were granted.

The Executive will also be entitled to receive the compensation and benefits described above if (i) the Company terminates the Executive without “cause” (as defined in the Amended Change in Control Agreement) or (ii) the Executive resigns for “good reason” (as defined in the Amended Change in Control Agreement) before a “change in control” of the Company, and, in either case, the Executive reasonably demonstrates that such termination was at the request of a third party who has taken steps reasonably calculated to effect the “change in control” of the Company or otherwise arose in connection with or anticipation of a “change in control” of the Company.
If a change in control occurs but the Executive’s employment is not terminated, then the Amended Change in Control Agreement provides for lesser protections with respect to equity awards then held by the Executive, the vesting of which is based in whole or in part upon the achievement of performance goals. With respect to such awards, the numbers of shares or units subject to such awards shall be determined based upon the greater of target and actual performance, and, unless fully paid and settled in connection with the change in control, will remain outstanding, with the number and kind of shares or units subject to the awards adjusted to reflect the change in control in accordance with the terms of the applicable equity plan, and any applicable service-based vesting requirements will continue to apply.
The Amended Change in Control Agreement supersedes all prior agreements the Executive may have with the Company regarding compensation or benefits that may become payable in connection with a change in control of the Company, including any provision contained in any employment agreement, offer letter or change in control agreement, as well as any equity incentive plan or equity award agreement.
Pursuant to the Amended Change in Control Agreement, the Executive will be solely responsible for all federal, state, local or non-U.S. taxes due with respect to any payments received thereunder, including any excise tax imposed by Section 4999 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The Amended Change in Control Agreement also provides that the amount of severance benefits could potentially be subject to reduction to the extent that the total payments (as defined in the Amended Change in Control Agreement) constitute an “excess parachute payment” under Section 280G of the Code or become subject to the excise tax imposed under Section 4999 of the Code.
Unless a change in control termination has occurred, the Amended Change in Control Agreement will terminate on the earlier to occur of (i) the Executive’s employment termination date and (ii) the first anniversary of a change in control event.
The foregoing description of the Amended Change in Control Agreement does not purport to be complete and is qualified in its entirety by reference to the complete Amended Change in Control Agreement, the form of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and incorporated by reference herein.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits

3.1	Composite Certificate of Incorporation (1)

3.2	Certificate of Designation, Preferences and Rights of the terms of the Series A Preferred Stock (2)

3.3	Bylaws, as amended (3)

4.1	Amended Rights, Agreement between Corporate Stock Transfer, as rights agent and the registrant, as amended November 12, 2007 (4)

10.1	Form of Amended and Restated Change in Control Agreement

10.2	Form of Stock Option Agreement (2011 Stock Plan)

10.3	Form of Restricted Stock Award Agreement (2011 Stock Plan)

10.4	Form of Restricted Stock Units Agreement (2011 Stock Plan)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2013 (File No. 001-32335).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed November 20, 2007 (File No. 001-32335).

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 12, 2011 (File No. 001-32335).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed March 14, 2008 (File No. 001-32335).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	November 9, 2015	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 9, 2015	/s/ Laurie D. Stelzer
Laurie D. Stelzer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)