Form 10-K
period 2015-12-31
HALOZYME THERAPEUTICS INC
filed 2016-02-29
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes        ☒    No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 was approximately $2.4 billion based on the closing price on the NASDAQ Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 22, 2016, there were 129,061,401 shares of the registrant’s common stock issued, $0.001 par value per share, and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the “safe harbor” provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements, other than statements of historical fact, included herein, including without limitation those regarding our future product development and regulatory events and goals, product collaborations, our business intentions and financial estimates and anticipated results, are forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as the development or regulatory approval of new products, enhancements of existing products or technologies, third party performance under key collaboration agreements, revenue and expense levels and other statements regarding matters that are not historical are forward-looking statements.
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
References to “Halozyme,” “the Company,” “we,” “us,” and “our” refer to Halozyme Therapeutics, Inc. and its wholly owned subsidiary, Halozyme, Inc., and Halozyme, Inc.’s wholly owned subsidiaries, Halozyme Holdings Ltd. and Halozyme Royalty LLC. References to “Notes” refer to the Notes to Consolidated Financial Statements included herein (refer to Part II, Item 8).
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
Our proprietary enzymes are used to facilitate the delivery of injected drugs and fluids, potentially enhancing the efficacy and the convenience of other drugs or can be used to alter tissue structures for potential clinical benefit. We exploit our technology and expertise using a two pillar strategy that we believe enables us to manage risk and cost by: (1) developing our own proprietary products in therapeutic areas with significant unmet medical needs, with a focus on oncology, and (2) licensing our technology to biopharmaceutical companies to collaboratively develop products that combine our technology with the collaborators’ proprietary compounds.

The majority of our approved product and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 is the active ingredient in our first commercially approved product, Hylenex® recombinant, and it works by temporarily breaking down hyaluronan (or HA), a naturally occurring complex carbohydrate that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. We believe this temporary degradation creates an opportunistic window for the improved subcutaneous delivery of injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as our ENHANZE™ Technology. We license the ENHANZE Technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the subcutaneous route of administration.
We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Baxalta US Inc. and Baxalta GmbH (Baxalta), Pfizer Inc. (Pfizer), Janssen Biotech, Inc. (Janssen), AbbVie, Inc. (AbbVie), and Eli Lilly and Company (Lilly). We receive royalties from two of these collaborations, including royalties from sales of one product approved in both the United States and outside the United States from the Baxalta collaboration and from sales of two products approved for marketing outside the United States from the Roche collaboration. Future potential revenues from the sales and/or royalties of our approved products, product candidates, and ENHANZE collaborations will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
Our proprietary development pipeline consists primarily of clinical stage product candidates in oncology. Our lead oncology program is PEGPH20 (PEGylated recombinant human hyaluronidase), a molecular entity we are developing for the systemic treatment of tumors that accumulate HA. When HA accumulates in a tumor, it can cause higher pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. PEGPH20 works by temporarily degrading HA surrounding cancer cells resulting in reduced pressure and increased blood flow to the tumor thereby enabling increased amounts of anticancer treatments administered concomitantly gaining access to the tumor. We are currently in Phase 2 and Phase 3 clinical testing for PEGPH20 in stage IV pancreatic ductal adenocarcinoma (PDA) (Studies 109-202 and 109-301), in Phase 1b clinical testing in non-small cell lung cancer (Study 107-201) and in Phase 1b clinical testing in non-small cell lung cancer and gastric cancer (Study 107-101).
Our principal offices and research facilities are located at 11388 Sorrento Valley Road, San Diego, California 92121. Our telephone number is (858) 794-8889 and our e-mail address is info@halozyme.com. Our website address is www.halozyme.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K. Our periodic and current reports that we filed with the SEC are available on our website at www.halozyme.com, free of charge, as soon as reasonably practicable after we have electronically filed such material with, or furnished them to, the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. Further copies of these reports are located at the SEC’s Public Reference Room at 100 F Street, N.W., Washington, D.C. 20549, and online at http://www.sec.gov.
Technology
rHuPH20 can be applied as a drug delivery platform to increase dispersion and absorption of other injected drugs and fluids that are injected under the skin or in the muscle thereby potentially enhancing efficacy or convenience. For example, rHuPH20 has been used to convert drugs that must be delivered intravenously into subcutaneous injections or to reduce the number of subcutaneous injections needed for effective therapy. When ENHANZE Technology is applied subcutaneously, the rHuPH20 acts locally and has a tissue half-life of less than 15 minutes. HA at the local site reconstitutes its normal density within a few days and, therefore, we anticipate that any effect of rHuPH20 on the architecture of the subcutaneous space is temporary.
Additionally, we are expanding our scientific work to develop other enzymes and agents that target the extracellular matrix’s unique aspects, giving rise to potentially new molecular entities with a particular focus on oncology. We are developing a PEGylated version of the rHuPH20 enzyme (PEGPH20), that lasts for an extended period in the bloodstream (half-life of one to two days), and may therefore better target solid tumors that accumulate HA by degrading the surrounding HA and reducing the interstitial fluid pressure within malignant tumors to allow better penetration by co-administered agents.

Strategy
During 2015, we continued our strategy of focusing on developing our PEGPH20 product candidate for oncology as well as entering into new collaborations for ENHANZE Technology. This business model allows for growth in which revenue garnered from collaboration products helps fund our investment in PEGPH20 clinical development, with the goal of a future product approval that will support sustained growth.
Key aspects of our corporate strategy include the following:

•
Focus on developing PEGPH20, our investigational new drug candidate, in multiple different tumors that accumulate high levels of HA. PEGPH20 is in Phase 2 and Phase 3 development in stage IV PDA and in Phase 1b development in non-small cell lung cancer and gastric cancer. Over time, it is our goal to study additional types of cancer and to advance this program toward regulatory approval and commercial launch.

•
Focus on ENHANZE collaborations. We currently have six collaborations with three current product approvals and additional product candidates in development. We intend to work with our existing collaborators to expand our collaborations to add new targets and product candidates under the terms of the operative agreements. In addition, we will continue our efforts to enter into new collaborations to further exploit and derive additional value from our proprietary technology.

Product and Product Candidates
We have one marketed proprietary product and one proprietary product candidate targeting several indications in various stages of development. The following table summarizes our proprietary product and product candidate as well as products and product candidates under development with our collaborators:

Product, Collaboration Products and Product Candidates	Therapeutic Area	Approved Indication	Preclinical	Phase 1	Phase 2	Phase 3	Filed	Approved
PROPRIETARY APPROVED PRODUCT								
HYLENEX® recombinant (hyaluronidase human injection)	Various	Adjuvant for Sub-Q fluid delivery for dispersion & absorption of other injected drugs						U.S. & EU Approved
ENHANZE™ COLLABORATION APPROVED PRODUCTS								
Roche (up to 8 potential targets)								
Herceptin® SC (trastuzumab)	Oncology	Breast Cancer						EU Approved
MabThera® SC (rituximab)	Oncology	Non-Hodgkin's Lymphoma						EU Approved
Baxalta								
HYQVIA® [Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase]	Immunology	Primary Immunodeficiency						U.S. & EU Approved

Product, Collaboration Products and Product Candidates	Therapeutic Area	Research Focus	Preclinical	Phase 1	Phase 2	Phase 3	Filed	Approved
ENHANZE™ COLLABORATION PRODUCT CANDIDATES								
Pfizer (up to 6 potential targets)								
rivipansel	Hematology	Vaso-occlusive crisis in Sickle Cell Anemia						
PCSK-9 (bococizumab)	Cardiovascular	Cholesterol Lowering						
Janssen (up to 5 potential targets)	Various							
daratumumab/CD38	Oncology	Multiple Myeloma						
AbbVie (up to 9 potential targets)	Various							
HUMIRA® (adalimumab)								
Lilly (up to 5 potential targets, 2 specified)	Various

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
PEGPH20
We are developing PEGPH20 as a candidate for the systemic treatment of tumors that accumulate HA in combination with currently approved cancer therapies. ‘PEG’ refers to the attachment of polyethylene glycol to rHuPH20, thereby creating PEGPH20. One of the novel properties of PEGPH20 is that it lasts for an extended duration in the bloodstream and, therefore, can be administered systemically to maintain its therapeutic effect to treat disease.
Cancer malignancies, including pancreatic, lung, breast, gastric, colon and prostate cancers can accumulate high levels of HA and therefore we believe that PEGPH20 has the potential to help patients with these types of cancer when used with currently approved cancer therapies. Among solid tumors, PDA has been reported to be associated with the highest frequency of HA accumulation. Approximately 90,000 patients in the United States and the European Union will be diagnosed with PDA in 2016.
The pathologic accumulation of HA, along with other matrix components, creates a unique microenvironment for the growth of tumor cells compared to normal cells. We believe that depleting the HA component of the tumor microenvironment with PEGPH20 remodels the tumor microenvironment, resulting in tumor growth inhibition in animal models. Removal of HA from the tumor microenvironment results in expansion of previously constricted blood vessels allowing increased blood flow, potentially increasing the access of activated immune cells and factors in the blood into the tumor microenvironment. If PEGPH20 is administered in conjunction with other anti-cancer therapies, the increase in blood flow may allow anti-cancer therapies to have greater access to the tumor, which may enhance the treatment effect of therapeutic modalities like chemotherapies, monoclonal antibodies and other agents.
Study Halo 109-201:
In January 2015, we presented the final results from Study 109-201, a multi-center, international open label dose escalation Phase 1b clinical study of PEGPH20 in combination with gemcitabine for the treatment of patients with stage IV PDA at the 2015 Gastrointestinal Cancers Symposium (also known as ASCO-GI meeting). This study enrolled 28 patients with previously untreated stage IV PDA. Patients were treated with one of three doses of PEGPH20 (1.0, 1.6 and 3.0 µg/kg twice weekly for four weeks, then weekly thereafter) in combination with gemcitabine 1000 mg/m2 administered intravenously. In this study, the confirmed overall response rate (complete response + partial response confirmed on a second scan as assessed by an independent radiology review) was 29 percent (7 of 24 patients) for those treated at therapeutic dose levels of PEGPH20 (1.6 and 3.0 µg/kg). Median progression-free survival (PFS) was 154 days (95% CI, 50-166) in the efficacy-evaluable population (n = 24). Among efficacy-evaluable patients with baseline tumor HA staining (n = 17), the median PFS in patients with high baseline tumor HA staining (6/17 patients) was substantially longer, 219 days, than in the patients with low baseline tumor HA staining (11/17 patients), 108 days. Median overall survival (OS) was 200 days (95% CI, 123-370) in the efficacy-evaluable population (n = 24). Among efficacy-evaluable patients with baseline tumor HA staining (n = 17), the median OS in patients with high baseline tumor HA staining (6/17 patients) was substantially longer, 395 days, than in the patients with low baseline tumor HA staining (11/17 patients), 174 days. The most common treatment-emergent adverse events (occurring in ≥ 15% of patients) were peripheral edema, muscle spasms, thrombocytopenia, fatigue, myalgia, anemia, and nausea. Thromboembolic (TE) events were reported in 8 patients (28.6%) and musculoskeletal events were reported in 21 patients (75%) which were generally grade 1/2 in severity.
Study Halo 109-202:
In the second quarter of 2013, we initiated Study 109-202, a Phase 2 multicenter randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV PDA. The study was designed to enroll patients who would receive gemcitabine and nab-paclitaxel (ABRAXANE®) either with or without PEGPH20. The primary endpoint is to measure the improvement in PFS in patients receiving PEGPH20 plus gemcitabine and nab-paclitaxel compared to those who are receiving gemcitabine and nab-paclitaxel alone. In April 2014, after 146 patients had been enrolled, the trial was put on clinical hold by Halozyme and the

FDA to assess a question raised by the Data Monitoring Committee regarding a possible difference in the TE events rate between the group of patients treated with PEGPH20, nab-paclitaxel and gemcitabine (PAG arm) versus the group of patients treated with nab-paclitaxel and gemcitabine without PEGPH20 (AG arm). This portion of the study and patients in this portion are now referred to as Stage 1. It should be noted that at the time of the clinical hold all patients remaining in the study continued on gemcitabine and nab-paclitaxel. In July 2014, the Study 109-202 was reinitiated (Stage 2) under a revised protocol, which excludes patients that are expected to be at a greater risk for TE events. The revised protocol provides for thromboembolism prophylaxis of all patients in both arms of the study with low molecular weight heparin, and adds evaluation of the TE events rate in Stage 2 PEGPH20-treated patients as a co-primary end point. Stage 2 of Study 109-202 enrolled an additional 133 patients, to add to the 146 patients already accrued in the clinical trial, with a 2:1 randomization for PAG compared to AG. We project to present mature PFS data and overall response rate in the fourth quarter of 2016.
In May 2015, interim findings from the ongoing Phase 2 clinical study of PEGPH20 for the potential treatment of patients with stage IV PDA were presented at the American Society of Clinical Oncology annual meeting. The trial included 135 treated patients in Stage 1, of whom a total of 44 patients -- 23 receiving PEGPH20 in combination with ABRAXANE® and gemcitabine (PAG treatment arm) and 21 receiving ABRAXANE and gemcitabine alone (AG treatment arm) -- had available biopsies that were determined utilizing the Halozyme prototype HA assay in a retrospective analysis to have high levels of hyaluronan. PEGPH20 targets HA to help improve cancer therapy access to tumor cells. Results reported include:

•	A more than doubling of median PFS of 9.2 months versus 4.3 months in high-HA patients treated with PAG vs. AG (hazard ratio of 0.39; p-value of 0.05);

•
A more than doubling of overall response rate of 52 percent versus 24 percent (p-value of 0.038) and a duration of response of 8.1 months compared to 3.7 months in high-HA patients treated with PAG versus AG;

•
In the 30 high-HA patients (15 PAG treatment arm versus 15 AG treatment arm) who were evaluated for response prior to the April 2014 clinical hold and subsequent PEGPH20 treatment discontinuation, the overall response rate was 73 percent versus 27 percent (p-value of 0.01), respectively, consistent with findings presented in January;

•
A trend toward improvement in median overall survival of 12 months compared to 9 months in high-HA patients treated with PAG versus AG (hazard ratio of 0.62) despite discontinuation of PEGPH20 in more than half of the PAG-treated patients at the time of the clinical hold in April 2014.

Data was also presented on the rate of TE events in 55 patients treated in Stage 2 of the trial, which is currently randomizing patients at a 2:1 ratio of PAG versus AG. As noted above, Stage 2 began after a protocol amendment in July 2014, excluding patients at high risk of TE events and adding prophylaxis with low molecular weight heparin (enoxaparin) to all patients in both treatment arms. Reported results included a TE event rate of 13% in 38 patients treated with PAG versus 18% in 17 patients receiving AG.
We and the Data Monitoring Committee for Study 109-202 continue to closely monitor the occurrence of TE events in enrolled patients after the revision to the protocol. The revised protocol includes pre-specified analyses to evaluate the rate of TE events. While the pre-specified TE event rate analysis established in the protocol at the time of the clinical hold in 2014 have been passed, the continuation of Study 202 may be halted again if the FDA determines that imbalances in safety findings, including TE events, occur, or for any other emergent safety concerns.
In March 2015, we met with the FDA to discuss both the interim efficacy and safety data from Study 109-202, which included the potential risk profile including TE event rate. Based on the feedback from that meeting, we proceeded with a Phase 3 clinical study (Study 109-301) of PEGPH20 in patients with stage IV PDA, using a design allowing for potential marketing application based on either PFS or overall survival. The study will enroll patients whose tumors accumulate high levels of HA using a companion diagnostic test. The FDA provided feedback on the current companion diagnostic approach and confirmed that an approved companion diagnostic strategy is required for Phase 3 related tumor biopsy.

The use of PFS as the basis for marketing approval will be subject to the overall benefit and risk associated with PEGPH20 combined with nab-paclitaxel (ABRAXANE®) and gemcitabine therapy, including the:

•	Magnitude of the PFS treatment effect observed;

•	Toxicity profile; and

•	Interim overall survival data.
In June 2015, we received scientific advice/protocol assistance from the European Medicines Agency (EMA) regarding our Phase 3 study. The EMA agreed to the patient population, and the use of both PFS and OS as co-primary endpoints stating that OS is the preferred endpoint and that ultimate approval would require an overall positive benefit:risk balance.
In January 2016, an update on the Stage 1 PFS data utilizing the companion diagnostic that is currently in development with Ventana Medical Systems (Ventana) was presented. In a total of 43 high-HA patients, the data continued to show an improvement in median PFS when patients with high HA received PAG compared to AG (9.2 months compared to 6.3 months respectively); hazard ratio of 0.48 (95% CI: 0.16, 1.48). In addition, the overall response rate in the PAG treated patients was 55% (12 out of 22 patients) compared to 33% (7 out of 21 patients), which was not statistically significant. A modest improvement in median overall survival was seen in the PAG-treated high-HA patients. PEGPH20 was discontinued in over 40% of patients in the new companion diagnostic analysis due to the clinical hold in April 2014. We remain blinded to the efficacy results and project to present mature PFS and overall response rate from Stage 2 of Study 202 in the fourth quarter of 2016. For the secondary primary endpoint of the rate of TE events, we have passed the pre-specified analyses for TE events and are continuing with the Data Monitoring Committee to monitor the rate of TE events since implementing low-molecular weight heparin (LMWH) prophylaxis.
Additionally, an update on the rate of TE events in the PEGPH20 treatment arm in Stage 2 of Study 202 was provided. Reported results included a TE event rate with LMWH prophylaxis of 12% in 73 patients treated with PAG versus 9% in 34 patients receiving AG, and for those treated with 1mg/kg/day of LMWH, a TE event rate of 7% in 55 patients treated with PAG versus 4% in 27 patients receiving AG.
We also reported an update on the development of the companion diagnostic. Halozyme has partnered with Ventana to develop the companion diagnostic and announced the methodology and scoring algorithm have been finalized. Based on the cutpoint for the Ventana diagnostic, we now expect approximately 35 to 40 percent of stage IV PDA patients to have high-HA tumors, similar to the previously reported interim results from Stage 1 of Study 202 using the Halozyme prototype assay.
In February 2016, our partner Ventana submitted an investigational device exemption (IDE) application for our companion diagnostic test to enable patient selection in our Phase 3 Study 301 of PEGPH20 in high-HA patients.
Study Halo 109-301:
In the first quarter of 2016, we initiated Study 109-301, a Phase 3 multicenter randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV PDA. The study will explore PEGPH20 with gemcitabine and ABRAXANE in stage IV PDA patients at approximately 200 sites in 20 countries located in North America, Europe, South America and Asia Pacific. First dosing of a patient is expected to occur in March 2016.
SWOG Study S1313:
In October 2013, SWOG, a cancer research cooperative group of more than 4,000 researchers in over 500 institutions around the world, initiated a 144 patient Phase 1b/2 randomized clinical trial in some of their study centers, examining PEGPH20 in combination with modified FOLFIRINOX chemotherapy (mFOLFIRINOX) compared to mFOLFIRINOX treatment alone in patients with stage IV PDA (funded by the National Cancer Institute). This study was also placed on clinical hold temporarily at the time of the hold on Study 109-202. In September 2014, the FDA removed the clinical hold on patient enrollment and dosing of PEGPH20 in this SWOG cooperative study. The study has resumed under a revised protocol, and patient enrollment is continuing. The Phase 2 portion of the study, where up to 172 patients are planned to be enrolled, began in June 2015. As with Study 109-202, the occurrence of TE events will be closely monitored in enrolled patients, and the continuation of this study may be halted again in accordance with event rate rules established in the protocol, or for other safety reasons.

Other indications outside of pancreatic cancer:
Study HALO 107-201, PRIMAL Study: In December 2014, we initiated a Phase 1b/2 trial, to evaluate PEGPH20 in second line in combination with docetaxel (Taxotere®) in non-small cell lung cancer patients. In this study, we expect to evaluate and identify the maximum tolerated dose (MTD) and safety of PEGPH20 plus docetaxel in previously treated patients with non-small cell lung cancer. Upon identification of the MTD we plan to expand the trial into a dose expansion phase in patients prospectively tested for HA status, and then ultimately a Phase 2 portion of the study to evaluate the safety and efficacy of PEGPH20 in second line HA-high non-small cell lung cancer patients in combination with docetaxel.
Study HALO 107-101, the immuno-oncology trial: We recently initiated a Phase 1b study exploring the combination of PEGPH20 and KEYTRUDA®, an immuno-oncology agent in relapsed non-small cell lung cancer and gastric cancer. We expect to evaluate and identify the dose and safety of PEGPH20 plus KEYTRUDA prior to embarking on dose expansion in high-HA patients in this study.
Halozyme Eisai Clinical Collaboration: We expect a Phase 1b/2 study to be initiated in the second quarter of 2016, exploring the combination of PEGPH20 and eribulin in first line HER2-negative HA-high metastatic breast cancer. Halozyme and Eisai will jointly share the costs to conduct this global study.
Regulatory:
In September 2014, the FDA granted Fast Track designation for our program investigating PEGPH20 in combination with gemcitabine and nab-paclitaxel for the treatment of patients with stage IV PDA to demonstrate an improvement in overall survival. The Fast Track designation process was developed by the FDA to facilitate the development, and expedite the review of drugs to treat serious or life-threatening diseases and address unmet medical needs.
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
In March 2015, we met with the FDA to discuss both the interim efficacy and safety data from Study 109-202 and to discuss the Phase 3 Study 109-301 as a potential registration study in stage IV PDA patients whose tumors are determined to have high levels of HA accumulation. In June 2015, we received scientific advice/protocol assistance from the EMA regarding our Phase 3 study. In addition, we continue our dialog with the FDA regarding the development of a companion diagnostic agent for detection and quantification of hyaluronan in the tumor tissue of cancer patients.
In February 2016, our partner Ventana submitted an IDE application for our companion diagnostic test to enable patient selection in our Phase 3 Study 301 of PEGPH20 in high-HA patients.
Collaborations
Roche Collaboration
In December 2006, we and Roche entered into a collaboration and license agreement under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 and up to thirteen Roche target compounds (the Roche Collaboration). Roche initially had the exclusive right to apply rHuPH20 to only three pre-defined Roche biologic targets with the option to exclusively develop and commercialize rHuPH20 with ten additional targets. As of December 31, 2015, Roche has elected a total of five targets, two of which are exclusive, and retains the option to develop and commercialize rHuPH20 with three additional targets.
In September 2013, Roche launched a subcutaneous (SC) formulation of Herceptin (trastuzumab) (Herceptin SC) in Europe for the treatment of patients with HER2-positive breast cancer. This formulation utilizes our patented ENHANZE Technology and is administered in two to five minutes, rather than 30 to 90 minutes with the standard intravenous form. Roche received European marketing approval for Herceptin SC in August 2013. The European Commission’s approval was based on data from Roche’s Phase 3 HannaH study which showed that the subcutaneous formulation of Herceptin was associated with comparable efficacy

(pathological complete response, pCR) to Herceptin administered intravenously in women with HER2-positive early breast cancer and resulted in non-inferior trastuzumab plasma levels. Overall, the safety profile in both arms of the HannaH study was consistent with that expected from standard treatment with Herceptin and chemotherapy in this setting. No new safety signals were identified. Breast cancer is the most common cancer among women worldwide. Each year, about 1.7 million new cases of breast cancer are diagnosed worldwide, and over 500,000 women will die of the disease annually. In HER2-positive breast cancer, increased quantities of the human epidermal growth factor receptor 2 (HER2) are present on the surface of the tumor cells. This is known as “HER2 positivity” and affects approximately 15% to 20% of women with breast cancer. HER2-positive cancer is reported to be a particularly aggressive form of breast cancer.
In June 2014, Roche launched MabThera SC in Europe for the treatment of patients with common forms of non-Hodgkin lymphoma (NHL). This formulation utilizes our patented ENHANZE Technology and is administered in approximately five minutes compared to the approximately 2.5 hour infusion time for intravenous MabThera. The European Commission approved MabThera SC in March 2014. The European Commission’s approval was based primarily on data from Roche’s Phase 3 pivotal clinical studies, which was published in The Lancet Oncology. NHL is a type of cancer that affects lymphocytes (white blood cells). NHL represents approximately 85% of all lymphomas diagnosed and was responsible for approximately 200,000 annual deaths worldwide in 2012. Lymphomas are a cancer of the lymphatic system (composed of lymph vessels, lymph nodes and organs) which helps to keep the bodily fluid levels balanced and to defend the body against invasion by disease. Lymphoma develops when white blood cells (usually B-lymphocytes) in the lymph fluid become cancerous and begin to multiply and collect in the lymph nodes or lymphatic tissues such as the spleen. Some of these cells are released into the bloodstream and spread around the body, interfering with the body’s production of healthy blood cells. Roche announced that it filed MabThera SC in Europe for previously untreated chronic lymphocytic leukemia in the fourth quarter of 2014.
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
In October 2014, Baxalta announced the launch and first shipments of Baxalta’s HYQVIA product for treatment of adult patients with primary immunodeficiency in the U.S. HYQVIA was approved by the FDA in September 2014 and is the first subcutaneous immune globulin (IG) treatment approved for adult primary immunodeficiency patients with a dosing regimen requiring only one infusion up to once per month (every three to four weeks) and one injection site per infusion in most patients, to deliver a full therapeutic dose of IG. The majority of primary immunodeficiency patients today receive intravenous infusions in a doctor’s office or infusion center, and current subcutaneous IG treatments require weekly or bi-weekly treatment with multiple infusion sites per treatment. The FDA’s approval of HYQVIA was a significant milestone for us as it represented the first U.S. approved Biologic License Application (BLA) which utilizes our rHuPH20 platform.
In May 2013, the European Commission granted Baxalta marketing authorization in all EU Member States for the use of HYQVIA (solution for subcutaneous use) as replacement therapy for adult patients with primary and secondary immunodeficiencies. Baxalta launched HYQVIA in the first EU country in July 2013 and has continued to launch in additional countries.
Pfizer Collaboration
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Pfizer proprietary biologics directed to up to six targets in primary care and specialty care indications. Targets may be selected on an exclusive or non-exclusive basis. In September 2013, Pfizer elected the fourth therapeutic target on an exclusive basis. One of the targets is proprotein convertase subtilisin/kexin type 9 (PCSK9) which is the gene that provides instructions for making a protein that helps regulate the amount of cholesterol in the bloodstream. Pfizer initiated dosing of a subcutaneous formulation of rHuPH20 and bococizumab, an investigational PCSK9 inhibitor, in a Phase 1 trial in February 2016. Pfizer is also developing rivipansel directed to another target under the collaboration to treat vaso-occlusive crisis in individuals with sickle cell disease and initiated dosing of a subcutaneous formulation of rHuPH20 and rivipansel in a Phase 1 clinical trial in October 2015.
Janssen Collaboration
In December 2014, we and Janssen entered into a collaboration and license agreement, under which Janssen has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Janssen proprietary biologics directed to up to five targets. Targets may be selected on an exclusive basis. Janssen has elected CD38 as the first target on an exclusive basis. In November 2015, Janssen initiated dosing in a Phase 1b clinical trial evaluating subcutaneous delivery of daratumumab, using ENHANZE Technology, in multiple myeloma.
AbbVie Collaboration
In June 2015, we and AbbVie entered into a collaboration and license agreement, under which AbbVie has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with AbbVie proprietary biologics directed to up to nine targets. Targets may be selected on an exclusive basis. AbbVie has elected TNF alpha as the first target on an exclusive basis. AbbVie is developing rHuPH20 with adalimumab (HUMIRA®) which may allow a reduced number of induction injections and deliver additional performance benefits.
Lilly Collaboration
In December 2015, we and Lilly entered into a collaboration and license agreement, under which Lilly has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Lilly proprietary biologics directed to up to five targets. Targets may be selected on an exclusive basis. Lilly has elected one target on an exclusive basis and one target on a semi-exclusive basis.
For a further discussion of the material terms of our collaboration agreements, refer to Note 4, Collaborative Agreements, to our consolidated financial statements.
Customers
The following table indicates the percentage of total revenues in excess of 10% with any single customer:

	Year Ended December 31,
	2015	2014	2013
Roche	42%	57%	64%
Lilly	19%	—	—
AbbVie	17%	—	—
Janssen	1%	20%	—
For additional information regarding our revenues from external customers, refer to Note 2, Summary of Significant Accounting Policies — Concentrations of Credit Risk, Sources of Supply and Significant Customers, to our consolidated financial statements.
Patents and Proprietary Rights
Patents and other proprietary rights are essential to our business. Our success will depend in part on our ability to obtain patent protection for our inventions, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. Our strategy is to actively pursue patent protection in the U.S. and certain foreign jurisdictions for technology that we believe to be proprietary to us and that offers us a potential competitive advantage. Our patent portfolio includes 21 issued patents in the U.S., more than 235 issued patents in Europe and other countries in the world and more than 260 pending patent applications. In general, patents have a term of 20 years from the application filing date or earlier claimed priority date. Our issued patents will expire between 2022 and 2032. We have multiple patents and patent applications throughout the world pertaining to our recombinant human hyaluronidase and methods of use and manufacture, including an issued U.S. patent which expires in 2027 and an issued European patent which expires in 2024, which we believe cover the products and product candidates under our existing collaborations, Hylenex recombinant, PEGPH20 and our endocrinology product candidates. In addition, we have, under prosecution throughout the world, multiple patent applications that relate specifically to individual product candidates under development, the expiration of which can only be definitely determined upon maturation into our issued patents. We believe our patent filings represent a barrier to entry for potential competitors looking to utilize these hyaluronidases.
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
Manufacturing
We do not have our own manufacturing facility for our product and product candidates, or the capability to package our products. We have engaged third parties to manufacture bulk rHuPH20, PEGPH20 and Hylenex recombinant.
We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (Avid) and Cook Pharmica LLC (Cook) to produce supplies of bulk rHuPH20. These manufacturers each produce bulk rHuPH20 under current Good Manufacturing Practices (cGMP) for clinical and commercial uses. Cook currently produces bulk rHuPH20 for use in Hylenex recombinant, product candidates and collaboration product candidates. Avid currently produces bulk rHuPH20 for use in collaboration products. We rely on their ability to successfully manufacture these batches according to product specifications. In addition, we are working to scale-up, validate and qualify a new facility operated by Avid as a manufacturer of bulk rHuPH20 for use in the products and product candidates under the Roche collaboration. It is important for our business for Cook and Avid to (i) retain their status as cGMP-approved manufacturing facilities; (ii) to successfully scale up bulk rHuPH20 production; and/or (iii) manufacture the bulk rHuPH20 required by us and our collaborators for use in our proprietary and collaboration products and product candidates. In addition to supply obligations, Avid and Cook will also provide support for data and information used in the chemistry, manufacturing and controls sections for FDA and other regulatory filings.
We have a commercial manufacturing and supply agreement with Patheon Manufacturing Services, LLC (Patheon) under which Patheon will provide the final fill and finishing steps in the production process of Hylenex recombinant. Under our commercial services agreement with Patheon, Patheon has agreed to fill and finish Hylenex recombinant product for us until December 31, 2019, subject to further extensions in accordance with the terms of the agreement. In addition, we are in the early stages of scaling up our manufacturing of PEGPH20 with third party suppliers to support additional clinical trials, including a registration-enabling trial, and ultimately, if approved, potential commercial supply.
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
HYLENEX Recombinant
Hylenex recombinant is currently the only FDA approved recombinant human hyaluronidase on the market. The competitors for Hylenex recombinant include, but are not limited to, Valeant Pharmaceuticals International, Inc.’s FDA approved product, Vitrase®, an ovine (ram) hyaluronidase, and Amphastar Pharmaceuticals, Inc.’s product, Amphadase®, a bovine (bull) hyaluronidase. In addition, some commercial pharmacies compound hyaluronidase preparations for institutions and physicians even though compounded preparations are not FDA approved products.
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

The results of these laboratory and preclinical studies may be submitted to the FDA as part of an IND (Investigational New Drug) application. The sponsor of an IND application may commence human testing of the compound 30 days after submission of the IND, unless notified to the contrary by the FDA.
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

Segment Information
We operate our business as one segment, which includes all activities related to the research, development and commercialization of human enzymes. This segment also includes revenues and expenses related to (i) research and development activities conducted under our collaboration agreements with third parties and (ii) product sales of Hylenex recombinant. The chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment. We had no foreign based operations and minimal long-lived assets located in foreign countries as of and for the years ended December 31, 2015, 2014 and 2013. Refer to the Notes for additional financial information regarding our operating segment.
Executive Officers of the Registrant
Information concerning our executive officers, including their names, ages and certain biographical information can be found in Part III, Item 10, Directors, Executive Officers and Corporate Governance. This information is incorporated by reference into Part I of this report.
Employees
As of February 22, 2016, we had 216 full-time employees. None of our employees are unionized and we believe our employee relations to be good.

Item 1A.	Risk Factors
Risks Related To Our Business
We have generated only limited revenue from product sales to date; we have a history of net losses and negative cash flow, and we may never achieve or maintain profitability.
Relative to expenses incurred in our operations, we have generated only limited revenues from product sales, royalties, licensing fees, milestone payments, bulk rHuPH20 supply payments and research reimbursements to date, and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, royalties, licensing fees, research reimbursements, bulk rHuPH20 supply payments and/or milestone payments, we expect to incur significant operating losses over the next few years. We have never been profitable, and we may never become profitable. Through December 31, 2015, we have incurred aggregate net losses of approximately $482.7 million.
If our product candidates do not receive and maintain regulatory approvals, or if approvals are not obtained in a timely manner, such failure or delay would substantially impair our ability to generate revenues.
Approval from the FDA or equivalent health authorities is necessary to manufacture and market pharmaceutical products in the U.S. and the other countries in which we anticipate doing business have similar requirements. The process for obtaining FDA and other regulatory approvals is extensive, time-consuming, risky and costly, and there is no guarantee that the FDA or other regulatory bodies will approve any applications that may be filed with respect to any of our product candidates, or that the timing of any such approval will be appropriate for the desired product launch schedule for a product candidate. We and our collaborators attempt to provide guidance as to the timing for the filing and acceptance of such regulatory approvals, but such filings and approvals may not occur when we or our collaborators expect, or at all. The FDA or other foreign regulatory agency may refuse or delay approval of our product candidates for failure to collect sufficient clinical or animal safety data and require us or our collaborators to conduct additional clinical or animal safety studies which may cause lengthy delays and increased costs to our programs. For example, the approval of Baxalta’s HYQVIA BLA was delayed until we and Baxalta provided additional preclinical data sufficient to address concerns regarding non-neutralizing antibodies to rHuPH20 that were detected in the registration trial. Although these antibodies have not been associated with any known adverse clinical effects, and the HYQVIA BLA was approved by the FDA in September 2014, we cannot assure you that they will not arise and have an adverse impact on future development of products which include rHuPH20, future sales of Hylenex recombinant, our ability to enter into collaborations, or be raised by the FDA or other health authorities in connection with testing or approval of products including rHuPH20.

We and our collaborators may not be successful in obtaining approvals for any additional potential products in a timely manner, or at all. Refer to the risk factor titled “Our proprietary and collaboration product candidates or companion diagnostic assays may not receive regulatory approvals or their development may be delayed for a variety of reasons, including delayed or unsuccessful clinical trials, regulatory requirements or safety concerns” for additional information relating to the approval of product candidates.
Additionally, even with respect to products which have been approved for commercialization, in order to continue to manufacture and market pharmaceutical products, we or our collaborators must maintain our regulatory approvals. If we or any of our collaborators are unsuccessful in maintaining our regulatory approvals, our ability to generate revenues would be adversely affected.
We will likely need to raise additional capital in the future and there can be no assurance that we will be able to obtain such funds.
We will likely need to raise additional capital in the future to continue the development of our product candidates or for other current corporate purposes. Our current cash reserves and expected revenues during the next few years will not be sufficient for us to continue the development of our proprietary product candidates, to fund general operations and conduct our business at the level desired. In addition, if we engage in acquisitions of companies, products or technologies in order to execute our business strategy, we may need to raise additional capital. We may raise additional capital in the future through one or more financing vehicles that may be available to us including (i) the public offering of securities; (ii) new collaborative agreements; (iii) expansions or revisions to existing collaborative relationships; (iv) private financings; and/or (v) other equity or debt financings.
In view of our stage of development, business prospects, the nature of our capital structure and general market conditions, if we are required to raise additional capital in the future, the additional financing may not be available on favorable terms, or at all. If additional capital is not available on favorable terms when needed, we will be required to raise capital on adverse terms or significantly reduce operating expenses through the restructuring of our operations or deferral of one or more product development programs. If we raise additional capital, a substantial number of additional shares may be issued, and these shares will dilute the ownership interest of our current investors.
Use of our product candidates or those of our collaborators could be associated with side effects or adverse events.
As with most pharmaceutical products, use of our product candidates or those of our collaborators could be associated with side effects or adverse events which can vary in severity (from minor reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of our product candidates or those of our collaborators may be observed at any time, including in clinical trials or when a product is commercialized, and any such side effects or adverse events may negatively affect our or our collaborators’ ability to obtain or maintain regulatory approval or market our product candidates. Side effects such as toxicity or other safety issues associated with the use of our product candidates or those of our collaborators could require us or our collaborators to perform additional studies or halt development or commercialization of these product candidates or expose us to product liability lawsuits which will harm our business. We or our collaborators may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical product candidates which we have not planned or anticipated. Furthermore, there can be no assurance that we or our collaborators will resolve any issues related to any product related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition. For example, in April 2014, a clinical hold was placed on patient enrollment and dosing of PEGPH20 in Study 202 as a result of a possible difference in the TE event rate that had been observed at that time in the trial between the group of patients treated with PEGPH20 versus the group of patients treated without PEGPH20. The clinical hold was lifted by FDA in June 2014, and we have completed enrollment and resumed dosing of PEGPH20 in Study 202 under a revised clinical protocol. We and the data monitoring committee for Study 202 continue to closely monitor the occurrence of TE events in enrolled patients after the protocol amendments. While the pre-specified TE event rate analysis established in the protocol at the time of the clinical hold in 2014 have been passed, the continuation of Study 202 may be halted again if the FDA determines that imbalances in safety findings, including TE events, occur.

If our contract manufacturers are unable to manufacture and supply to us bulk rHuPH20 or other raw materials in the quantity and quality required by us or our collaborators for use in our products and product candidates, our product development and commercialization efforts could be delayed or stopped and our collaborations could be damaged.
We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (Avid) and Cook Pharmica LLC (Cook) to produce bulk rHuPH20. These manufacturers each produce bulk rHuPH20 under current cGMP for clinical uses. Cook currently produces bulk rHuPH20 for use in Hylenex recombinant, product candidates and collaboration product candidates. Avid currently produces bulk rHuPH20 for use in collaboration products. In addition to supply obligations, Avid and Cook will also provide support for the chemistry, manufacturing and controls sections for FDA and other regulatory filings. We rely on their ability to successfully manufacture these batches according to product specifications. If either Avid or Cook: (i) is unable to retain its status as an FDA approved manufacturing facility; (ii) is unable to otherwise successfully scale up bulk rHuPH20 production to meet corporate or regulatory authority quality standards; or (iii) fails to manufacture and supply bulk rHuPH20 in the quantity and quality required by us or our collaborators for use in our proprietary and collaboration products and product candidates for any other reason, our business will be adversely affected. In addition, a significant change in such parties’ or other third party manufacturers’ business or financial condition could adversely affect their abilities to fulfill their contractual obligations to us. We have not established, and may not be able to establish, favorable arrangements with additional bulk rHuPH20 manufacturers and suppliers of the ingredients necessary to manufacture bulk rHuPH20 should the existing manufacturers and suppliers become unavailable or in the event that our existing manufacturers and suppliers are unable to adequately perform their responsibilities. We have attempted to mitigate the impact of a potential supply interruption through the establishment of excess bulk rHuPH20 inventory where possible, but there can be no assurances that this safety stock will be maintained or that it will be sufficient to address any delays, interruptions or other problems experienced by Avid and/or Cook. Any delays, interruptions or other problems regarding the ability of Avid and/or Cook to supply bulk rHuPH20 or the ability of other third party manufacturers, to supply other raw materials or ingredients necessary to produce our products on a timely basis could: (i) cause the delay of clinical trials or otherwise delay or prevent the regulatory approval of proprietary or collaboration product candidates; (ii) delay or prevent the effective commercialization of proprietary or collaboration products; and/or (iii) cause us to breach contractual obligations to deliver bulk rHuPH20 to our collaborators. Such delays would likely damage our relationship with our collaborators, and they would have a material adverse effect on royalties and thus our business and financial condition.
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
rHuPH20 is a key technological component of ENHANZE Technology and our most advanced proprietary and collaboration products and product candidates, including the current and future products and product candidates under our Roche, Pfizer, Janssen, Baxalta, AbbVie and Lilly collaborations, our PEGPH20 program, and Hylenex recombinant. If there is an adverse development for rHuPH20 (e.g., an adverse regulatory determination relating to rHuPH20, if we are unable to obtain sufficient quantities of rHuPH20, if we are unable to obtain or maintain material proprietary rights to rHuPH20 or if we discover negative characteristics of rHuPH20), multiple areas of our business, including current and potential collaborations, as well as proprietary programs would be substantially impacted. For example, elevated anti-rHuPH20 antibody titers were detected in the registration trial for Baxalta’s HYQVIA product as well as in a former collaborator’s product in a Phase 2 clinical trial with rHuPH20, but have not been associated, in either case, with any adverse events. We monitor for antibodies to rHuPH20 in our collaboration and proprietary programs, and although we do not believe at this time that the incidence of non-neutralizing anti-rHuPH20 antibodies in either the HYQVIA program or the former collaborator’s program will have a significant impact on our other proprietary and other collaboration product candidates, there can be no assurance that there will not be other such occurrences in the foregoing programs or our other programs or that concerns regarding these antibodies will not also be raised by the FDA or other health authorities in the future, which could result in delays or discontinuations of our development or commercialization activities or deter entry into additional collaborations with third parties.
We routinely evaluate, and may modify, our business strategy and our strategic focus to only a few fields or applications of our technology which may increase or decrease the risk for potential negative impact of adverse developments.
We routinely evaluate our business strategy, and may modify this strategy in the future in light of our assessment of unmet medical needs, growth potential, resource requirements, regulatory issues, competition, risks and other factors. As a result of these strategic evaluations, we may focus our resources and efforts on one or a few programs or fields and may suspend or reduce our efforts on other programs and fields. For example, in the third quarter of 2014, we decided to focus our resources on advancing PEGPH20 and expanding utilization of our ENHANZE platform. While we believe these are applications with the greatest potential value, we have reduced the diversification of our programs and increased our dependence on the success of the areas we are pursuing. By focusing on one or a few areas, we increase the potential impact on us if one of those programs or product candidates does not successfully complete clinical trials, achieve commercial acceptance or meet expectations regarding sales and revenue. Our decision to focus on one or a few programs may also reduce the value of programs that are no longer within our principal strategic focus, which could impair our ability to pursue collaborations or other strategic alternatives for those programs we are not pursuing.
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

•
clinical and nonclinical test results may reveal side effects, adverse events or unexpected safety issues associated with the use of our product candidates; for example, in April 2014, a clinical hold was placed on patient enrollment and dosing of PEGPH20 in Study 202 as a result of a possible difference in the TE event rate that had been observed at that time in the trial between the group of patients treated with PEGPH20 versus the group of patients treated without PEGPH20. The clinical hold was lifted by FDA in June 2014, and we have completed enrollment and resumed dosing of PEGPH20 in Study 202 under a revised clinical protocol;

•	Completion of clinical trials may be delayed for a variety of reasons including the amount of time it may take to identify and enroll patients with high levels of HA in our target population;

•	regulatory review may not find a product candidate safe or effective enough to merit either continued testing or final approval;

•	regulatory review may not find that the data from preclinical testing and clinical trials justifies approval;

•	regulatory authorities may require that we change our studies or conduct additional studies which may significantly delay or make continued pursuit of approval commercially unattractive;

•	a regulatory agency may reject our trial data or disagree with our interpretations of either clinical trial data or applicable regulations;

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
We rely on third parties to store and ship bulk rHuPH20 on our behalf and to also prepare, fill, finish and package our products and product candidates prior to their distribution. If we are unable to locate third parties to perform these functions on terms that are acceptable to us, or if the third parties we identify fail to perform their obligations, the progress of clinical trials could be delayed or even suspended and the commercialization of approved product candidates could be delayed or prevented. In addition, we are in the early stages of scaling up our manufacturing of PEGPH20 with third party suppliers to support additional clinical trials, including a Phase 3 trial, and ultimately, if approved, potential commercial supply. If our contract manufacturers are unable to successfully manufacture and supply PEGPH20, the progress of our clinical trials could be delayed or halted for a period of time.
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
In December 2015, our subsidiaries, Halozyme, Inc. (Halozyme) and Halozyme Royalty LLC (Halozyme Royalty) entered into a credit agreement (the Credit Agreement) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the Royalty-backed Lenders) pursuant to which we borrowed $150 million through Halozyme Royalty (the Royalty-backed Loan). The Royalty-backed Loan will be repaid primarily from a specified percentage of the royalty payments we receive under our collaboration agreements with Roche and Baxalta (the Royalty Payments).
The obligations of Halozyme Royalty under the Credit Agreement to repay the Royalty-backed Loan may be accelerated upon the occurrence of certain events of default under the Credit Agreement, including but not limited to:

•	if any payment of principal is not made within three days of when such payment is due and payable or otherwise made in accordance with the terms of the Credit Agreement;

•	if any representations or warranties made in the Credit Agreement or any other transaction document proves to be incorrect or misleading in any material respect when made;

•	if there occurs a default in the performance of affirmative and negative covenants set forth in the Credit Agreement or any other transaction document;

•	the failure by either Baxalta or Roche to pay material amounts owed under our collaboration agreements because of an actual breach or default by us under the collaboration agreements;

•	the voluntary or involuntary commencement of bankruptcy proceedings by either Halozyme or Halozyme Royalty and other insolvency related defaults;

•	any materially adverse effect on the binding nature of any of the transaction documents or the collaboration agreements with Baxalta and Roche; or

•	Halozyme ceases to own, of record and beneficially, 100% of the equity interests in Halozyme Royalty.
The Credit Agreement also contains covenants applicable to Halozyme and Halozyme Royalty, including certain visitation, information and audits rights granted to the collateral agent and the lenders and restrictions on the conduct of business, including continued compliance with the Baxalta and Roche collaboration agreements and specified affirmative actions regarding the escrow account established to facilitate payment of Royalty Payments to the Royalty-backed Lenders or other specified parties. The Credit Agreement also contains covenants solely applicable to Halozyme Royalty, including restrictions on incurring indebtedness, creating or granting liens, making acquisitions and making specified restricted payments. These covenants could make it more difficult for us to execute our business strategy.

In connection with the Royalty-backed Loan, Halozyme Royalty granted a first priority lien and security interest (subject only to permitted liens) in all of its assets and all real, intangible and personal property, including all of its right, title and interest in and to the Royalty Payments.
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
Our ability to make payments on our debt will depend on our future operating performance and ability to generate cash and may also depend on our ability to obtain additional debt or equity financing. We will need to use cash to pay principal and interest on our debt, thereby reducing the funds available to fund our research and development programs, strategic initiatives and working capital requirements. If we are unable to generate sufficient cash to service our debt obligation, an event of default may occur. In the event of default by us under the Credit Agreement or the Loan Agreement, the lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Credit Agreement or the Loan Agreement which could harm our financial condition.
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
Our operations, including laboratories, offices and other research facilities, are located in four buildings in San Diego, California. In addition, we have a satellite office in South San Francisco, California. We depend on our facilities and on our collaborators, contractors and vendors for the continued operation of our business. Natural disasters or other catastrophic events, interruptions in the supply of natural resources, political and governmental changes, wildfires and other fires, floods, explosions, actions of animal rights activists, earthquakes and civil unrest could disrupt our operations or those of our collaborators, contractors and vendors. Even though we believe we carry commercially reasonable business interruption and liability insurance, and our contractors may carry liability insurance that protect us in certain events, we may suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our research and development programs.
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
The wrongful use, theft, deliberate sabotage or any other type of security breach with respect to any of our information technology storage and access systems could result in the disruption of our ability to use such systems or disclosure or dissemination of our proprietary and confidential information that is electronically stored, including research or clinical data, resulting in a material adverse impact on our business, operating results and financial condition. Our security and data recovery measures may not be adequate to protect against computer viruses, break-ins, and similar disruptions from unauthorized tampering with our electronic storage systems. Furthermore, any physical break-in or trespass of our facilities could result in the misappropriation, theft, sabotage or any other type of security breach with respect to our proprietary and confidential information, including research or clinical data or damage to our research and development equipment and assets. Such adverse effects could be material and irrevocable to our business, operating results and financial condition.
Risks Related To Ownership of Our Common Stock
Our stock price is subject to significant volatility.
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, the high and low sales prices of our common stock during the twelve months ended December 31, 2015 were $25.25 and $9.47, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Annual Report on Form 10-K and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

•	the presence of competitive products to those being developed by us;

•	failure (actual or perceived) of our collaborators to devote attention or resources to the development or commercialization of product candidates licensed to such collaborator;

•	a dispute regarding our failure, or the failure of one of our third party collaborators, to comply with the terms of a collaboration agreement;

•	the termination, for any reason, of any of our collaboration agreements;

•	the sale of common stock by any significant stockholder, including, but not limited to, direct or indirect sales by members of management or our Board of Directors;

•	the resignation, or other departure, of members of management or our Board of Directors;

•	general negative conditions in the healthcare industry;

•	general negative conditions in the financial markets;

•	the cost associated with obtaining regulatory approval for any of our proprietary or collaboration product candidates;

•	the failure, for any reason, to secure or defend our intellectual property position;

•	for those products that are not yet approved for commercial sale, the failure or delay of applicable regulatory bodies to approve such products;

•	identification of safety or tolerability issues;

•	failure of clinical trials to meet efficacy endpoints;

•	suspensions or delays in the conduct of clinical trials or securing of regulatory approvals;

•	adverse regulatory action with respect to our and our collaborators’ products and product candidates such as clinical holds, imposition of onerous requirements for approval or product recalls;

•	our failure, or the failure of our third party collaborators, to successfully commercialize products approved by applicable regulatory bodies such as the FDA;

•	our failure, or the failure of our third party collaborators, to generate product revenues anticipated by investors;

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
Extensive industry regulation has had, and will continue to have, a significant impact on our business. All pharmaceutical companies, including ours, are subject to extensive, complex, costly and evolving regulation by the health regulatory agencies including the FDA (and with respect to controlled drug substances, the U.S. Drug Enforcement Administration (DEA)) and equivalent foreign regulatory agencies and state and local/regional government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packaging, labeling, storing, recordkeeping, safety, approval, advertising, promotion, sale and distribution of our products. We are dependent on receiving FDA and other governmental approvals, including regulatory approvals in jurisdictions outside the United States, prior to manufacturing, marketing and shipping our products. Consequently, there is always a risk that the FDA or other applicable governmental authorities, including those outside the United States, will not approve our products or may impose onerous, costly and time-consuming requirements such as additional clinical or animal testing. Regulatory authorities may require that we change our studies or conduct additional studies, which may significantly delay or make continued pursuit of approval commercially unattractive. For example, the approval of Baxalta’s HYQVIA BLA was delayed by the FDA until we and Baxalta provided additional preclinical data sufficient to address concerns regarding non-neutralizing antibodies to rHuPH20 that were detected in the registration trial. Although these antibodies have not been associated with any known adverse clinical effects, and the HYQVIA BLA was approved by the FDA in September 2014, the FDA or other foreign regulatory agency may, at any time, halt our and our collaborators’ development and commercialization activities due to safety concerns. In addition, even if our products are approved, regulatory agencies may also take post-approval action limiting or revoking our ability to sell our products. Any of these regulatory actions may adversely affect the economic benefit we may derive from our products and therefore harm our financial condition.
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
Our business operations and activities may be directly, or indirectly, subject to various broad federal and state healthcare laws, including without limitation, anti-kickback laws, the Foreign Corrupt Practices Act, false claims laws, civil monetary penalty laws, data privacy and security laws, tracing and tracking laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers. These laws may restrict or prohibit a wide range of business activities, including, but not limited to, research, manufacturing, distribution, pricing, discounting, marketing and promotion and other business arrangements. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as sales, marketing and education programs. Many states have similar healthcare fraud and abuse laws, some of which may be broader in scope and may not be limited to items or services for which payment is made by a government health care program.
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
Third-party payors are increasingly attempting to limit both the coverage and the level of reimbursement of new drug products to contain costs. Consequently, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Third party payors may not establish adequate levels of reimbursement for the products that we commercialize, which could limit their market acceptance and result in a material adverse effect on our revenues and financial condition.
Customer contracts, such as with group purchasing organizations and hospital formularies, will often not offer contract or formulary status without either the lowest price or substantial proven clinical differentiation. If our products are compared to animal-derived hyaluronidases by these entities, it is possible that neither of these conditions will be met, which could limit market acceptance and result in a material adverse effect on our revenues and financial condition.
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
Our proprietary and collaboration products have numerous competitors in the U.S. and abroad including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that have developed competing products. The competitors for Hylenex recombinant include, but are not limited to, Valeant Pharmaceuticals International, Inc.’s FDA-approved product, Vitrase®, an ovine (ram) hyaluronidase, and Amphastar Pharmaceuticals, Inc.’s product, Amphadase®, a bovine (bull) hyaluronidase. For our PEGPH20 product candidate, such competitors may include major pharmaceutical and specialized biotechnology firms. These competitors may develop technologies and products that are more effective, safer, or less costly than our current or future proprietary and collaboration product candidates or that could render our technologies and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our administrative offices and research facilities are currently located in San Diego, California. We lease an aggregate of approximately 76,000 square feet of office and research space for a monthly rent expense of approximately $145,000, net of costs and property taxes associated with the operation and maintenance of the subleased facilities. In addition, we have a satellite office in South San Francisco, California, where we lease approximately 10,000 square feet of office space for a monthly rent expense of approximately $26,000. We believe the current space is adequate for our immediate needs.

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
Market Information
Our common stock is listed on the NASDAQ Global Select Market under the symbol “HALO.” The following table sets forth the high and low sales prices per share of our common stock during each quarter of the two most recent fiscal years:

	2015		2014
	High	Low	High	Low
First Quarter	$16.55	$9.47	$18.18	$11.28
Second Quarter	$22.85	$13.91	$12.97	$6.88
Third Quarter	$25.25	$12.80	$10.70	$8.58
Fourth Quarter	$18.65	$12.80	$10.00	$7.51
On February 22, 2016, the closing sales price of our common stock on the NASDAQ Global Select Market was $8.19 per share. As of February 22, 2016, we had approximately 21,000 stockholders of record and beneficial owners of our common stock.
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
The graph below compares Halozyme Therapeutics, Inc.’s cumulative five-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2010 to December 31, 2015. The historical stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN FROM 12/31/10 THROUGH 12/31/15

Among Halozyme Therapeutics, Inc., The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
Halozyme Therapeutics Inc
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Halozyme Therapeutics, Inc.	$100	$120	$85	$189	$122	$219
NASDAQ Composite	$100	$99	$116	$163	$187	$200
NASDAQ Biotechnology	$100	$112	$148	$246	$331	$370

Item 6.	Selected Financial Data
The selected consolidated financial data set forth below as of December 31, 2015 and 2014, and for the fiscal years ended December 31, 2015, 2014 and 2013, are derived from our audited consolidated financial statements included elsewhere in this report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below as of December 31, 2013, 2012 and 2011, and for the fiscal years ended December 31, 2012 and 2011, are derived from our audited consolidated financial statements that are contained in reports previously filed with the SEC, not included herein.
Summary Financial Information

	Year Ended December 31,
Statement of Operations Data:	2015(1)	2014(2)	2013(3)	2012(4)	2011(5)
	(in thousands, except for per share amounts)
Total revenues	$135,057	$75,334	$54,799	$42,325	$56,086
Net loss	$(32,231)	$(68,375)	$(83,479)	$(53,552)	$(19,770)
Net loss per share, basic and diluted	$(0.25)	$(0.56)	$(0.74)	$(0.48)	$(0.19)
Shares used in computing net loss per share, basic and diluted	126,704	122,690	112,805	111,077	102,566

	As of December 31,
Balance Sheet Data:	2015	2014	2013	2012	2011
	(in thousands)
Cash and cash equivalents and available-for-sale marketable securities	$108,339	$135,623	$71,503	$99,501	$52,376
Working capital	$109,315	$136,990	$70,293	$111,682	$46,236
Total assets	$181,789	$165,977	$101,793	$134,728	$65,759
Deferred revenue	$53,223	$54,634	$53,143	$43,846	$40,884
Long-term debt, net	$27,971	$49,860	$49,772	$29,662	$—
Total liabilities	$138,790	$124,625	$121,783	$85,875	$54,858
Stockholders’ equity (deficit)	$42,999	$41,352	$(19,991)	$48,854	$10,900
______________

(1)	Revenues in 2015 included $23.0 million and $25.0 million in license fees from collaboration agreements with AbbVie and Lilly, respectively.

(2)	Revenues in 2014 included a $15.0 million license fee from the Janssen Collaboration.

(3)	Revenues in 2013 reflected increases in supply of bulk rHuPH20 to Roche and product sales of Hylenex recombinant, which was relaunched in December 2011.

(4)	Revenues in 2012 included $9.5 million in license fees from the Pfizer Collaboration.

(5)
Revenues in 2011 included $18.0 million in license fees from collaboration agreements with ViroPharma Incorporated and Intrexon Corporation and $18.1 million related to recognition of unamortized deferred prepaid product-based payments and unamortized deferred upfront payment in connection with the termination of the collaboration with Baxalta for the marketing rights of Hylenex recombinant in July 2011.

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
Our proprietary enzymes are used to facilitate the delivery of injected drugs and fluids, potentially enhancing the efficacy and the convenience of other drugs or to alter tissue structures for potential clinical benefit. We exploit our technology and expertise using a two pillar strategy that we believe enables us to manage risk and cost by: (1) developing our own proprietary products in therapeutic areas with significant unmet medical needs, with a focus on oncology, and (2) licensing our technology to biopharmaceutical companies to collaboratively develop products that combine our technology with the collaborators’ proprietary compounds.
The majority of our approved product and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 is the active ingredient in our first commercially approved product, Hylenex® recombinant, and it works by temporarily breaking down hyaluronan (or HA), a naturally occurring substance that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. We believe this temporary degradation creates an opportunistic window for the improved subcutaneous delivery of injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as our ENHANZE™ Technology. We license the ENHANZE Technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the subcutaneous route of administration.
We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Baxalta US Inc. and Baxalta GmbH (Baxalta), Pfizer Inc. (Pfizer), Janssen Biotech, Inc. (Janssen), AbbVie, Inc. (AbbVie), and Eli Lilly and Company (Lilly). We receive royalties from two of these collaborations, including royalties from sales of one product approved in the United States and outside the United States from the Baxalta collaboration and from sales of two products approved for marketing outside the United States from the Roche collaboration. Future potential revenues from the sales and/or royalties of our approved products, product candidates, and ENHANZE collaborations will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
Our proprietary development pipeline consists of a clinical stage product candidate in oncology and research-stage oncology projects. Our lead oncology program is PEGPH20 (PEGylated recombinant human hyaluronidase), a molecular entity we are developing for the systemic treatment of tumors that accumulate HA. When HA accumulates in a tumor, it can cause higher pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. PEGPH20 works by temporarily degrading HA surrounding cancer cells resulting in reduced pressure and increased blood flow to the tumor thereby enabling increased amounts of anticancer treatments administered concomitantly gaining access to the tumor. We are currently in Phase 2 and Phase 3 clinical testing for PEGPH20 in stage IV PDA (Studies 109-202 and 109-301), in Phase 1b clinical testing in non-small cell lung cancer (Study 107-201) and in Phase 1b clinical testing in non-small cell lung cancer and gastric cancer (Study 107-101).

Our 2015 and recent key accomplishments and events are as follows:

•
In the first quarter of 2016, we initiated the Phase 3 study of PEGPH20 (Halozyme Study 301) in previously untreated stage IV PDA patients. Dosing of the first patient is planned to occur by the end of March 2016.

•	In February 2016, we completed enrollment of 133 patients in Halozyme Study 202 and project to present mature PFS results of Stage 2 of the study in the fourth quarter of 2016.

•	In February 2016, our partner Ventana filed an IDE with the FDA for the companion diagnostic test we co-developed to prospectively identify patients with high levels of HA.

•
In February 2016, Pfizer dosed the first patient in the Phase 1 clinical trial evaluating subcutaneous delivery of bococizumab, an investigational PCSK9 inhibitor developed by Pfizer, with ENHANZE Technology.

•	In January 2016, through our subsidiary, Halozyme Royalty LLC (Halozyme Royalty), we received a $150.0 million loan secured by future royalties received from our collaborations with Roche and Baxalta.

•	In January 2016, AbbVie dosed the first patient in the Phase 1 clinical trial evaluating subcutaneous delivery of adalimumab (HUMIRA®) with ENHANZE Technology.

•
In December 2015, we entered into a collaboration and license agreement with Lilly, under which Lilly has the worldwide license to develop and commercialize products combining our ENHANZE Technology with Lilly proprietary biologics directed to up to five targets. Targets may be selected on an exclusive basis. We received $25.0 million for the license with two specified targets.

•	In November 2015, we finalized our assay methodology and pathology-based scoring algorithm with Ventana for our affinity-histochemistry companion diagnostic.

•
In November 2015, we announced the dosing of the first patient in a Phase 1b clinical trial of PEGPH20 in combination with Merck’s immuno-oncology drug KEYTRUDA (pembrolizumab) for patients with advanced non-small cell lung and gastric cancers.

•	In November 2015, Janssen dosed the first patient in a Phase 1b clinical trial evaluating subcutaneous delivery of daratumumab (DARZALEX®) with ENHANZE Technology in multiple myeloma.

•
In October 2015, Pfizer dosed the first patient in the Phase 1 clinical trial evaluating subcutaneous delivery of rivipansel with our ENHANZE Technology for the treatment of individuals with vaso-occlusive crisis of sickle cell disease.

•
In July 2015, we entered into a clinical collaboration agreement with Eisai Co. Ltd. (Eisai) to evaluate Eisai's agent eribulin mesylate Halaven® (eribulin) in combination with PEGPH20 in first line HER2-negative HA-high metastatic breast cancer patients.

•
In June 2015, we entered into a collaboration and license agreement with AbbVie, under which AbbVie has the worldwide license to develop and commercialize products combining our ENHANZE Technology with AbbVie proprietary biologics directed to up to nine targets. Targets may be selected on an exclusive basis. We received $23.0 million for the license with one specified target, HUMIRA.

•
In May 2015, we entered into a global collaboration agreement with Ventana, a member of the Roche Group, to collaborate on the development of, and for Ventana to ultimately commercialize, a companion diagnostic assay for use with PEGPH20. The Ventana assay will be used to identify high levels of HA. Under the agreement, Ventana will develop an in vitro diagnostic (IVD), under design control, using our proprietary HA binding protein, with the intent of submitting it for regulatory approval in the United States, Europe and other countries.

•
In January 2015, we disclosed initial efficacy and safety data from an interim assessment of Stage 1 of Study 109-202, a Phase 2 multicenter, randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV PDA. We also presented the final results from Study 109-201, a multi-center, international open label dose escalation Phase 1b clinical study of PEGPH20 in combination with gemcitabine for the treatment of patients with stage IV PDA at the 2015 Gastrointestinal Cancers Symposium (also known as ASCO-GI meeting).

Results of Operations
Comparison of Years Ended December 31, 2015, 2014 and 2013
Product Sales, Net — Product sales increased in 2015 compared to 2014 by $8.3 million, or 22%, primarily due to the sale of bulk rHuPH20 to Baxalta of $6.4 million in 2015, compared to no sales in 2014, and a $2.9 million increase in product sales of Hylenex recombinant, which increased to $16.1 million in 2015 from $13.2 million in 2014. Product sales increased in 2014 compared to 2013 by $13.4 million, or 55%, primarily due to a $9.8 million increase in product sales of bulk rHuPH20 to Roche and a $4.1 million increase in product sales of Hylenex recombinant. Prior to the receipt of the European marketing approval of Roche’s Herceptin SC product in August 2013 and MabThera SC product in March 2014, and Baxalta’s HYQVIA product in May 2013, revenue from bulk rHuPH20 supply for these collaboration products was recorded as revenues under collaborative agreements instead of product sales revenue.
Revenues Under Collaborative Agreements — Revenues under collaborative agreements for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	2015	Change	2014	Change	2013
Upfront payments, license maintenance fees and amortization of deferred upfront, license fees and product-based payments:
Lilly	$25,000	n/a	$—	n/a	$—
AbbVie	23,000	n/a	—	n/a	—
Roche	3,269	8%	3,028	31%	2,308
Pfizer	2,000	100%	1,000	(33%)	1,500
Baxalta	765	0%	765	27%	604
Janssen	—	(100)%	15,000	n/a	—
Other	—	n/a	—	(100%)	2,000
	54,034	173%	19,793	209%	6,412
Reimbursements for research and development services:
Roche(1)	2,556	(63%)	6,923	(64%)	19,086
Janssen	834	n/a	—	n/a	—
Baxalta(1)	292	(76%)	1,209	(70%)	4,059
Other	284	76%	161	(79%)	770
	3,966	(52%)	8,293	(65%)	23,915
Total revenues under collaborative agreements	$58,000	107%	$28,086	(7%)	$30,327
_______________

(1)
Subsequent to the European approvals of Roche’s Herceptin SC product in August 2013 and MabThera SC product in March 2014 and Baxalta’s HYQVIA product in May 2013, revenue from supply of bulk rHuPH20 for those products to the collaborators was recorded as product sales.

In 2015, we recognized $25.0 million in license fee revenue in connection with the Lilly Collaboration and $23.0 million in license fee revenue in connection with the AbbVie Collaboration. In 2014, we recognized $15.0 million in license fee revenue in connection with the Janssen Collaboration. Revenue from reimbursements for research and development services and bulk rHuPh20 supply decreased in 2015 compared to 2014 mainly due to a reduction in services provided to Roche compared to the same period in 2014. Revenue from reimbursements for research and development services and bulk rHuPh20 supply decreased in 2014 compared to 2013 mainly due to revenue from supply of bulk rHuPH20 for Roche collaboration products being recognized as product sales revenue in 2014, as opposed to revenue from reimbursements for research and development services in the same period in 2013. The decrease was also due to a decrease in reimbursements for manufacturing services to support the launches by Roche and Baxalta. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount of future revenues related to reimbursable research and development services is uncertain.

We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Royalties – Royalty revenue was $31.0 million in 2015 compared to $9.4 million in 2014 and $33,000 in 2013. The increase relates primarily to increased sales of Herceptin SC by Roche since the launch of Herceptin SC in September 2013. We recognize royalties on sales of the collaboration products by the collaborators in the quarter following the quarter in which the corresponding sales occurred. In general, we expect royalty revenue to increase in future periods reflecting expected increases in sales of collaboration products, although there may be periods with flat or declining royalty revenue as sales of products under collaborations vary.
Cost of Product Sales — Cost of product sales increased in 2015 compared to 2014 by $6.5 million, or 29%, primarily due to the increased product sales of bulk rHuPH20 for HYQVIA. Cost of product sales increased in 2014 compared to 2013 by $16.5 million, or 264%, primarily due to the increased product sales of bulk rHuPH20 for Herceptin SC.
Prior to European marketing approvals of Roche’s collaboration products, Herceptin SC in August 2013 and MabThera SC in March 2014, and Baxalta’s collaboration HYQVIA product in May 2013, all costs related to the manufacturing of bulk rHuPH20 for these collaboration products were charged to research and development expenses in the periods such costs were incurred. Therefore, cost of product sales of bulk rHuPH20 for these collaboration products in 2013 was materially reduced due to the exclusion of those manufacturing costs that were charged to research and development expenses in the periods prior to receiving marketing approvals.
Cost of product sales of bulk rHuPH20 for collaboration products in 2014 excluded $1.0 million in manufacturing costs, of which $0.9 million and $0.1 million were charged to research and development expenses for 2013 and 2012, respectively. Cost of product sales of bulk rHuPH20 for collaboration products in 2013 excluded $10.0 million in manufacturing costs, of which $9.0 million and $1.0 million were charged to research and development expenses in 2013 and 2012, respectively. The estimated selling price of the zero-cost inventory of bulk rHuPH20 for Herceptin SC on hand as of December 31, 2013, was approximately $1.3 million. We sold all of this inventory in 2014. In 2015, the cost of product sales of bulk rHuPH20 was approximately 81% of bulk rHuPH20 product sales revenue.

Research and Development — Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	2015	Change	2014	Change	2013
Programs
Product Candidates:
PEGPH20	$75,616	117%	$34,857	86%	$18,742
Ultrafast insulin program	1,634	(93)%	22,424	(9)%	24,723
Hylenex recombinant	1,468	(72)%	5,318	(50)%	10,734
ENHANZE collaborations(1)	3,181	(53)%	6,799	(78)%	31,104
rHuPH20 platform(2)	7,333	26%	5,807	(1)%	5,895
HTI-501	5	(100)%	1,447	(47)%	2,712
Other	3,999	31%	3,044	12%	2,730
Total research and development expenses	$93,236	17%	$79,696	(18)%	$96,640
_______________

(1)
Subsequent to the European approvals of Roche’s Herceptin SC product in August 2013 and MabThera SC product in March 2014 and Baxalta’s HYQVIA product in May 2013, the manufacturing costs of bulk rHuPH20 for these collaboration products were capitalized as inventory.

(2)	Includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Research and development expenses relating to our PEGPH20 program in 2015 increased by 117%, compared to 2014 primarily due to increased clinical trial activities. Research and development expenses relating to our ultrafast insulin program in 2015 decreased by 93% compared to 2014 primarily due to decreased clinical trial and manufacturing activities. Research and development expenses relating to Hylenex recombinant program decreased in 2015 by 72% compared to 2014 mainly due to the completion of the technology transfer and validation campaign with a second manufacturer for Hylenex recombinant in 2014. Research and development expenses relating to our ENHANZE collaborations in 2015 decreased by 53%, primarily due to a decrease in manufacturing expenses related to our collaboration with Roche. We expect total research and development expenses to increase in future periods reflecting expected increases in our PEGPH20 development activities.
Research and development expenses relating to our PEGPH20 program in 2014 increased by 86%, compared to 2013 primarily due to the increased clinical trial activities mostly relating to Study 109-202. Research and development expenses relating to Hylenex recombinant program decreased in 2014 by 50% compared to 2013 mainly due to the completion of the technology transfer and validation campaign with a second manufacturer for Hylenex recombinant in 2014. Research and development expenses relating to our ENHANZE collaborations in 2014 decreased by 78%, primarily due to a $12.0 million decrease resulting from capitalizing manufacturing costs for approved collaboration products in the current period, an $8.1 million decrease in other outsourced regulatory and manufacturing activities to support our collaboration with Roche and a $2.5 million decrease in preclinical activities to support Baxalta. Subsequent to the European approvals of Roche's Herceptin SC product in August 2013 and MabThera SC product in March 2014 and Baxalta's HYQVIA product in May 2013, the manufacturing costs of bulk rHuPH20 for these collaboration products were capitalized as inventory.
Selling, General and Administrative — Selling, general and administrative (SG&A) expenses increased in 2015 compared to 2014 by $4.1 million, or 11%, primarily due to the increase in compensation costs, including a $3.7 million increase in stock-based compensation.
SG&A expenses increased in 2014 compared to 2013 by $3.6 million, or 11%, primarily due to the increase in compensation costs, including a $2.3 million increase in stock-based compensation.

Interest Expense — Interest expense included interest expense and amortization of the debt discount related to the long-term debt. Interest expense decreased by $0.4 million in 2015 as compared to 2014. Interest expense increased by $2.3 million in 2014 as compared to 2013 due to the $20.0 million increase in the principal balance of the long-term debt in December 2013.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of December 31, 2015, we had cash, cash equivalents and marketable securities of approximately $108.3 million. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements will depend on the progress and success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and other commercialization activities.
We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. We currently anticipate an increase of cash and cash equivalents of approximately $35 million to $55 million for the year ending December 31, 2016, which includes cash received in January 2016 of $25 million paid by Lilly and $150 million from the royalty-backed debt agreement, and will depend on the progress of various preclinical and clinical programs, the timing of our manufacturing scale up and the achievement of various milestones and royalties under our existing collaborative agreements. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborations and cash that we may raise through future transactions, such as the $150 million royalty-backed loan we received in January 2016. Refer to Note 15, Subsequent Event, for further information on our royalty-backed debt agreement. We may finance future cash needs through any one of the following financing vehicles: (i) the public offering of securities; (ii) new collaborative agreements; (iii) expansions or revisions to existing collaborative relationships; (iv) private financings; and/or (v) other equity or debt financings.
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
Our existing cash, cash equivalents and marketable securities may not be adequate to fund our operations until we become profitable, if ever. We cannot be certain that additional financing will be available when needed or, if available, financing will be obtained on favorable terms. If we are unable to raise sufficient funds, we may need to delay, scale back or eliminate some or all of our research and development programs, delay the launch of our product candidates, if approved, and/or restructure our operations. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders could result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations, the issuance of warrants that may ultimately dilute existing stockholders when exercised and covenants that may restrict our ability to operate our business.
Cash Flows
Operating Activities
Net cash used in operations was $37.1 million in 2015 compared to $47.5 million in 2014. The $10.4 million decrease in utilization of cash in operations was mainly due to an increase of license fees and royalties from our collaborators; offset in part by increased spending on our R&D programs.
Net cash used in operations was $47.5 million in 2014 compared to $49.3 million in 2013. The $1.8 million decrease in utilization of cash in operations was mainly due to the receipt of a $15.0 million license fee payment from the Janssen Collaboration; offset in part by the timing of the collection of accounts receivable and the payment of accounts payable.
Investing Activities
Net cash provided by investing activities was $5.9 million in 2015 compared to net cash used of $33.0 million in 2014 and $47.9 million in 2013. The change in 2015 compared to 2014 was primarily due to the $17.4 million decrease in purchases of marketable securities and $22.4 million increase in proceeds from the maturities of marketable securities. The decrease in 2014 compared to 2013 was primarily due to a $53.9 million increase in proceeds from maturities of marketable securities; offset in part by a $39.9 million increase in purchases of marketable securities in 2014.
Financing Activities
Net cash provided by financing activities was $13.1 million in 2015 compared to $114.5 million in 2014 and $25.1 million in 2013. Net cash provided by financing activities in 2015 consisted of $13.1 million in net proceeds from issuance of common stock under equity incentive plans. Net cash provided by financing activities in 2014 consisted of $107.7 million in net proceeds from the sale of our common stock in February 2014 and $6.8 million in net proceeds from option exercises. Net cash provided by financing activities in 2013 consisted of net proceeds of $20.0 million from the amended long-term debt and $5.1 million in net proceeds from option exercises.
Long-Term Debt
In December 2013, we entered into an Amended and Restated Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford) and Silicon Valley Bank (SVB) (collectively, the Lenders), amending and restating in its entirety our original loan agreement with the Lenders, dated December 2012. The Loan Agreement provided for an additional $20 million principal amount of new term loan, bringing the total term loan balance to $50 million. The proceeds are to be used for working capital and general business requirements. The amended term loan facility matures on January 1, 2018. The outstanding term loan was $49.8 million as of December 31, 2015, net of unamortized debt discount of $0.2 million.
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
In December 2015, we entered into a consent, release and third amendment to the Loan Agreement with the Lenders, in which the Lenders consented to (i) the formation of Halozyme Royalty as a wholly-owned subsidiary of Halozyme, (ii) the release of liens and the sale of certain rights to receive royalty payments to Halozyme Royalty, and (iii) entering into a Credit Agreement with BioPharma Credit Investments IV Sub, LP., (BioPharma), as collateral agent and lender, and the other lenders party, whereby Halozyme Royalty will incur indebtedness from and grant liens on the royalty payments to BioPharma. This amendment allowed us to enter into a royalty-backed debt agreement. Refer to Note 15, Subsequent Event, for further information on our royalty-backed debt agreement.
The amended and restated term loan facility is secured by substantially all of the assets of the Company and its subsidiary, Halozyme, Inc., except that the collateral does not include any equity interests in Halozyme, Inc. and any intellectual property (including all licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The Loan Agreement contains customary representations, warranties and covenants by us, which covenants limit our ability to convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses currently engaged in by us or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; make payments on any subordinated debt; and enter into transactions with any of our affiliates outside of the ordinary course of business or permit our subsidiaries to do the same. In addition, subject to certain exceptions, we are required to maintain with SVB our primary deposit accounts, securities accounts and commodities, and to do the same for our domestic subsidiary.
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
Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationship.
Contractual Obligations
As of December 31, 2015, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
Contractual Obligations(1,5)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt, including interest(2)	$58,592	$25,077	$33,515	$—	$—
Operating leases(3)	6,527	2,539	3,526	462	—
Third-party manufacturing obligations(4)	39,897	37,466	2,431	—	—
Purchase obligations	960	344	616	—	—
Total	$105,976	$65,426	$40,088	$462	$—
_______________

(1)
Does not include milestone or contractual payment obligations contingent upon the achievement of certain milestones or events if the amount and timing of such obligations are unknown or uncertain. Our in-license agreement is cancelable with written notice within 90 days. We may be required to pay up to approximately $9.3 million in milestone payments, plus sales royalties, in the event that all scientific research under these agreements is successful. One of the milestone payments of $1.3 million is due upon the first dosing of a patient in our Phase 3 study of PEGPH20, which is expected to occur at the end of the first quarter of 2016.

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
For the restricted stock units and performance stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The obligation to pay the relevant taxing authority is not included in the preceding table, as the amount is contingent upon continued employment. In addition, the amount of the obligation is unknown, as it is based in part on the market price of our common stock when the awards vest.

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
Refer to Note 2, Summary of Significant Accounting Policies - Adoption and Pending Adoption of Recent Accounting Pronouncements, of our consolidated financial statements for further discussion of our revenue recognition policies for product sales and revenues under our collaborative agreements and Note 4, Collaborative Agreements, of our consolidated financial statements for a further discussion of our collaborative agreements.

Share-Based Payments
We use the fair value method to account for share-based payments in accordance with the authoritative guidance for share-based compensation. The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (Black-Scholes model) that uses assumptions regarding a number of complex and subjective variables. Changes in these assumptions may lead to variability with respect to the amount of expense we recognize in connection with share-based payments. Refer to Note 2, Summary of Significant Accounting Policies - Adoption and Pending Adoption of Recent Accounting Pronouncements, of our consolidated financial statements for a further discussion of share-based payments.
Research and Development Expenses
Research and development expenses include salaries and benefits, facilities and other overhead expenses, external clinical trial expenses, research related manufacturing services, contract services and other outside expenses. Research and development expenses are charged to operations as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. After receiving marketing approval from the FDA or comparable regulatory agencies in foreign countries for a product, costs related to purchases or manufacturing of bulk rHuPH20 for such product are capitalized as inventory. The manufacturing costs of bulk rHuPH20 for the collaboration products, Herceptin SC, MabThera SC and HYQVIA, which were incurred after the receipt of marketing approvals are capitalized as inventory. Refer to Note 2, Summary of Significant Accounting Policies - Adoption and Pending Adoption of Recent Accounting Pronouncements, of our consolidated financial statements for a further discussion of research and development expenses.
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
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies - Adoption and Pending Adoption of Recent Accounting Pronouncements, of our consolidated financial statements for a discussion of recent accounting pronouncements and their effect, if any, on us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
As of December 31, 2015, our cash equivalents and marketable securities consisted of investments in money market funds and corporate debt obligations. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. As of December 31, 2015 based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework) (the COSO criteria). Based on our assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on the COSO criteria.

The independent registered public accounting firm that audited the consolidated financial statements that are included in this Annual Report on Form 10-K has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2015. The report appears below.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Halozyme Therapeutics, Inc.
We have audited Halozyme Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Halozyme Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Halozyme Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Halozyme Therapeutics, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2015 of Halozyme Therapeutics, Inc. and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
February 29, 2016

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors is incorporated by reference to our definitive Proxy Statement (the Proxy Statement) to be filed with the Securities and Exchange Commission in connection with our 2016 Annual Meeting of Stockholders under the heading “Election of Directors.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information under the caption “Compliance with Section 16(a) of the Exchange Act” to be contained in the Proxy Statement. The information required by this item regarding our code of ethics is incorporated by reference to the information under the caption “Code of Conduct and Ethics” to be contained in the Proxy Statement. The information required by this item regarding our audit committee is incorporated by reference to the information under the caption “Board Meetings and Committees—Audit Committee” to be contained in the Proxy Statement. The information required by this item regarding material changes, if any, to the process by which stockholders may recommend nominees to our board of directors is incorporated by reference to the information under the caption “Board Meetings and Committees—Nominating and Governance Committee” to be contained in the Proxy Statement.
Executive Officers
Helen I. Torley, M.B. Ch. B., M.R.C.P. (53), President, Chief Executive Officer and Director. Dr. Torley joined Halozyme in January 2014 as President and Chief Executive Officer and as a member of Halozyme’s Board of Directors. Throughout her career, Dr. Torley has led several successful product launches, including Kyprolis®, Prolia®, Sensipar®, and Miacalcin®. Prior to joining Halozyme, Dr. Torley served as Executive Vice President and Chief Commercial Officer for Onyx Pharmaceuticals (Onyx) from August 2011 to December 2013 overseeing the collaboration with Bayer on Nexavar® and Stivarga® and the U.S. launch of Kyprolis. She was responsible for the development of Onyx's commercial capabilities in ex-US markets and in particular, in Europe. Prior to Onyx, Dr. Torley spent 10 years in management positions at Amgen Inc., most recently serving as Vice President and General Manager of the US Nephrology Business Unit from 2003 to 2009 and the U.S. Bone Health Business Unit from 2009 to 2011. From 1997 to 2002, she held various senior management positions at Bristol-Myers Squibb, including Regional Vice President of Cardiovascular and Metabolic Sales and Head of Cardiovascular Global Marketing. She began her career at Sandoz/Novartis, where she ultimately served as Vice President of Medical Affairs, developing and conducting post-marketing clinical studies across all therapeutic areas, including oncology. Dr. Torley serves on the board of directors of Relypsa, Inc., a biopharmaceutical company. Before joining the industry, Dr. Torley was in medical practice as a senior registrar in rheumatology at the Royal Infirmary in Glasgow, Scotland. Dr. Torley received her Bachelor of Medicine and Bachelor of Surgery degrees (M.B. Ch.B.) from the University of Glasgow and is a Member of the Royal College of Physicians (M.R.C.P).
Laurie D. Stelzer (48), Senior Vice President, Chief Financial Officer. Ms. Stelzer joined Halozyme in 2015 as Senior Vice President, Chief Financial Officer. Prior to joining Halozyme, Ms. Stelzer served from April 2014 to January 2015 as the Senior Vice President of Finance supporting R&D, Technical Operations and M&A at Shire, Inc. Prior to that she was the Division CFO for the Regenerative Medicine Division and the Head of Investor Relations at Shire from March 2012 to April 2014. Prior to Shire, Ms. Stelzer held positions of increasing responsibility for 15 years at Amgen, Inc. including Interim Treasurer, Head of Emerging Markets Expansion, Executive Director of Global Commercial Finance and Head of Global Accounting. Early in her career, she held various finance and accounting positions in the real estate and banking industries. Ms. Stelzer received her MBA from the Anderson School at the University of California, Los Angeles, and a Bachelor of Science in Accounting from Arizona State University.

Athena Countouriotis, M.D. (44), Senior Vice President, Chief Medical Officer. Dr. Countouriotis joined Halozyme in January 2015 as Senior Vice President, Chief Medical Officer. From February 2012 to January 2015, Dr. Countouriotis served as chief medical officer at Ambit Biosciences Corporation, a pharmaceutical company, which was acquired by Daiichi Sankyo in November 2014. From August 2007 to February 2012, Dr. Countouriotis was a clinical leader within the Pfizer Inc., a pharmaceutical company, Oncology Business Unit. From October 2005 to August 2007, she was director of oncology global clinical research at Bristol-Myers Squibb Company, a pharmaceutical company, with responsibility for leading clinical development of Sprycel® in acute lymphoblastic leukemia and chronic myeloid leukemia. Earlier in her career, she held the position as Associate Medical Director at Cell Therapeutics, Inc., a biopharmaceutical company. Dr. Countouriotis received a B.S. from the University of California, Los Angeles, and an M.D. at Tufts University School of Medicine. She received her initial training in pediatrics at the University of California, Los Angeles, and additional training at the Fred Hutchinson Cancer Research Center in the Pediatric Hematology/Oncology Program.
Harry J. Leonhardt, Esq. (59), Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary. Mr. Leonhardt joined Halozyme in April 2015 as Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary. Mr. Leonhardt brings more than 30 years of executive management, corporate legal, intellectual property, compliance, business development and mergers and acquisitions experience to Halozyme, with an extensive background in the biotechnology industry. Prior to joining Halozyme, Mr. Leonhardt was an arbitrator before the International Centre for Dispute Resolution and a consultant in the biotechnology industry from January 2013 to April 2015. He served as Senior Vice President, Legal and Compliance, and Corporate Secretary at Amylin Pharmaceuticals, Inc., a biotechnology company, from September 2011 to January 2013 and previously served in other senior management legal positions at Amylin since September 2007. Prior to Amylin, he served as Senior Vice President, General Counsel and Corporate Secretary at Senomyx, Inc., a company focused on taste receptor technology and the development of novel flavor ingredients for the food and beverage industry, from September 2003 to September 2007. From February 2001 to September 2003, Mr. Leonhardt was Executive Vice President, General Counsel and Corporate Secretary at Genoptix, Inc. and from July 1996 to November 2000, he served as Vice President and then Senior Vice President, General Counsel and Corporate Secretary at Nanogen, Inc. Prior to Nanogen, Mr. Leonhardt held positions of increasing responsibility at Allergan, Inc. including Chief Litigation Counsel and General Counsel for European Operations. Early in his career, he was an attorney at Lyon & Lyon LLP where he represented a number of prominent clients in the biotech, pharmaceutical and consumer products industries. Mr. Leonhardt received a B.S. in Pharmacy from the University of the Sciences and a Juris Doctorate from the University of Southern California School of Law.

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

Equity Compensation Plan Information
The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2015:

Plan Category	Number of Shares to Be Issued upon Exercise of Outstanding Options and Restricted Stock Units (a)	Weighted Average Exercise Price of Outstanding Options and Restricted Stock Units(2) (b)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders (1)	8,969,113	$13.03	7,440,487
Equity compensation plans not approved by stockholders	—	—	—
	8,969,113	$13.03	7,440,487
_____________________

(1)
Represents stock options, restricted stock units, and performance restricted stock units under the Amended and Restated 2011 Stock Plan, 2008 Stock Plan, 2006 Stock Plan, 2005 Outside Directors’ Stock Plan, and 2004 Stock Plan.

(2)	This amount does not include restricted stock units and performance restricted stock units as there is no exercise price for such units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
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
1.   Financial Statements
2.   List of all Financial Statement schedules.
The following financial statement schedule of Halozyme Therapeutics, Inc. is filed as part of this Annual Report on Form 10-K on page F-37 and should be read in conjunction with the consolidated financial statements of Halozyme Therapeutics, Inc.
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

Halozyme Therapeutics, Inc., a Delaware corporation

Date:	February 29, 2016	By:	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P.
President and Chief Executive Officer

POWER OF ATTORNEY
Know all persons by these presents, that each person whose signature appears below constitutes and appoints Helen I. Torley and Laurie D. Stelzer, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.	President and Chief Executive Officer	February 29, 2016
Helen I. Torley, M.B. Ch.B., M.R.C.P.	(Principal Executive Officer), Director

/s/ Laurie D. Stelzer	Senior Vice President and Chief Financial Officer	February 29, 2016
Laurie D. Stelzer	(Principal Financial and Accounting Officer)

/s/ Kathryn E. Falberg	Chair of the Board of Directors	February 29, 2016
Kathryn E. Falberg

/s/ Jean-Pierre Bizzari	Director	February 29, 2016
Jean-Pierre Bizzari

/s/ Jeffrey W. Henderson	Director	February 29, 2016
Jeffrey W. Henderson

/s/ Kenneth J. Kelley	Director	February 29, 2016
Kenneth J. Kelley

/s/ Randal J. Kirk	Director	February 29, 2016
Randal J. Kirk

/s/ Connie L. Matsui	Director	February 29, 2016
Connie L. Matsui

/s/ Matthew L. Posard	Director	February 29, 2016
Matthew L. Posard

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Halozyme Therapeutics, Inc.
We have audited the accompanying consolidated balance sheets of Halozyme Therapeutics, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Halozyme Therapeutics, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Halozyme Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.
/s/    Ernst & Young LLP
San Diego, California
February 29, 2016

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$43,292	$61,389
Marketable securities, available-for-sale	65,047	74,234
Accounts receivable, net	32,410	9,149
Inventories	9,489	6,406
Prepaid expenses and other assets	21,534	10,143
Total current assets	171,772	161,321
Property and equipment, net	3,943	2,951
Prepaid expenses and other assets	5,574	1,205
Restricted cash	500	500
Total assets	$181,789	$165,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,499	$3,003
Accrued expenses	26,792	13,961
Deferred revenue, current portion	9,304	7,367
Current portion of long-term debt, net	21,862	—
Total current liabilities	62,457	24,331
Deferred revenue, net of current portion	43,919	47,267
Long-term debt, net	27,971	49,860
Other long-term liabilities	4,443	3,167
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock — $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.001 par value; 200,000 shares authorized; 128,152 and 125,721 shares issued and outstanding at December 31, 2015 and 2014, respectively	128	126
Additional paid-in capital	525,628	491,694
Accumulated other comprehensive loss	(99)	(41)
Accumulated deficit	(482,658)	(450,427)
Total stockholders’ equity	42,999	41,352
Total liabilities and stockholders’ equity	$181,789	$165,977
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Product sales, net	$46,082	$37,823	$24,439
Revenues under collaborative agreements	58,000	28,086	30,327
Royalties	30,975	9,425	33
Total revenues	135,057	75,334	54,799
Operating expenses:
Cost of product sales	29,245	22,732	6,246
Research and development	93,236	79,696	96,640
Selling, general and administrative	40,028	35,942	32,347
Total operating expenses	162,509	138,370	135,233
Operating loss	(27,452)	(63,036)	(80,434)
Other income (expense):
Investment and other income, net	422	242	229
Interest expense	(5,201)	(5,581)	(3,274)
Net loss	$(32,231)	$(68,375)	$(83,479)

Basic and diluted net loss per share	$(0.25)	$(0.56)	$(0.74)

Shares used in computing basic and diluted net loss per share	126,704	122,690	112,805
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(32,231)	$(68,375)	$(83,479)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(58)	(58)	17
Total comprehensive loss	$(32,289)	$(68,433)	$(83,462)
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net loss	$(32,231)	$(68,375)	$(83,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	20,838	15,274	9,538
Depreciation and amortization	1,677	1,762	1,227
Non-cash interest expense	1,243	2,025	156
Amortization of premiums on marketable securities, net	879	1,457	1,116
Loss on disposal of equipment	8	233	—
Changes in operating assets and liabilities:
Accounts receivable, net	(23,261)	(52)	6,606
Inventories	(3,083)	(236)	(3,499)
Prepaid expenses and other assets	(15,774)	(265)	1,959
Restricted cash	—	—	(100)
Accounts payable and accrued expenses	13,866	(816)	7,888
Deferred revenue	(1,411)	1,490	9,297
Other liabilities	166	(15)	(48)
Net cash used in operating activities	(37,083)	(47,518)	(49,339)
Investing activities:
Purchases of marketable securities	(71,482)	(88,884)	(48,947)
Proceeds from maturities of marketable securities	79,730	57,301	3,375
Purchases of property and equipment	(2,360)	(1,368)	(2,297)
Net cash provided by (used in) investing activities	5,888	(32,951)	(47,869)
Financing activities:
Proceeds from issuance of common stock under equity incentive plans, net	13,098	6,788	5,079
Proceeds from issuance of common stock, net	—	107,713	—
Proceeds from issuance of long-term debt, net	—	—	19,985
Net cash provided by financing activities	13,098	114,501	25,064
Net (decrease) increase in cash and cash equivalents	(18,097)	34,032	(72,144)
Cash and cash equivalents at beginning of period	61,389	27,357	99,501
Cash and cash equivalents at end of period	$43,292	$61,389	$27,357

Supplemental disclosure of cash flow information:
Interest paid	$3,775	$3,460	$3,099
Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for purchases of property and equipment	$473	$156	$100
Capitalized property and liability associated with a build-to-suit lease arrangement	$—	$—	$(1,450)

See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE AT JANUARY 1, 2013	112,709	$113	$347,315	$—	$(298,573)	$48,855
Share-based compensation expense	—	—	9,538	—	—	9,538
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	1,363	1	5,078	—	—	5,079
Issuance of restricted stock awards	462	1	(1)	—	—	—
Other comprehensive income	—	—	—	17	—	17
Net loss	—	—	—	—	(83,479)	(83,479)
BALANCE AT DECEMBER 31, 2013	114,534	115	361,930	17	(382,052)	(19,990)
Share-based compensation expense	—	—	15,274	—	—	15,274
Issuance of common stock for cash, net	8,846	9	107,704	—	—	107,713
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	1,552	1	6,787	—	—	6,788
Issuance of restricted stock awards	789	1	(1)	—	—	—
Other comprehensive loss	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	(68,375)	(68,375)
BALANCE AT DECEMBER 31, 2014	125,721	126	491,694	(41)	(450,427)	41,352
Share-based compensation expense	—	—	20,838	—	—	20,838
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units and performance restricted stock units, net	2,056	2	13,096	—	—	13,098
Issuance of restricted stock awards	375	—	—	—	—	—
Other comprehensive loss	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	(32,231)	(32,231)
BALANCE AT DECEMBER 31, 2015	128,152	$128	$525,628	$(99)	$(482,658)	$42,999
See accompanying notes to consolidated financial statements.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements

1.	Organization and Business
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
Our proprietary enzymes are used to facilitate the delivery of injected drugs and fluids, potentially enhancing the efficacy and the convenience of other drugs or can be used to alter tissue structures for potential clinical benefit. We exploit our technology and expertise using a two pillar strategy that we believe enables us to manage risk and cost by: (1) developing our own proprietary products in therapeutic areas with significant unmet medical needs, with a focus on oncology, and (2) licensing our technology to biopharmaceutical companies to collaboratively develop products that combine our technology with the collaborators’ proprietary compounds.
The majority of our approved product and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 is the active ingredient in our first commercially approved product, Hylenex® recombinant, and it works by temporarily breaking down hyaluronan (or HA), a naturally occurring complex carbohydrate that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. We believe this temporary degradation creates an opportunistic window for the improved subcutaneous delivery of injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as our ENHANZE™ Technology. We license the Enhance Technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the subcutaneous route of administration.
We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Baxalta US Inc. and Baxalta GmbH (Baxalta), Pfizer Inc. (Pfizer), Janssen Biotech, Inc. (Janssen), AbbVie, Inc. (AbbVie), and Eli Lilly and Company (Lilly). We receive royalties from two of these collaborations, including royalties from sales of one product approved in both the United States and outside the United States from the Baxalta collaboration and from sales of two products approved for marketing outside the United States from the Roche collaboration. Future potential revenues from the sales and/or royalties of our approved products, product candidates, and ENHANZE collaborations will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
Our proprietary development pipeline consists primarily of clinical stage product candidates in oncology. Our lead oncology program is PEGPH20 (PEGylated recombinant human hyaluronidase), a molecular entity we are developing for the systemic treatment of tumors that accumulate HA. When HA accumulates in a tumor, it can cause higher pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. PEGPH20 works by temporarily degrading HA surrounding cancer cells resulting in reduced pressure and increased blood flow to the tumor thereby enabling increased amounts of anticancer treatments administered concomitantly gaining access to the tumor. We are currently in Phase 2 and Phase 3 clinical testing for PEGPH20 in stage IV PDA (Studies 109-202 and 109-301), in Phase 1b clinical testing in non-small cell lung cancer (Study 107-201) and in Phase 1b clinical testing in non-small cell lung cancer and gastric cancer (Study 107-101).
Except where specifically noted or the context otherwise requires, references to “Halozyme,” “the Company,” “we,” “our,” and “us” in these notes to consolidated financial statements refer to Halozyme Therapeutics, Inc. and its wholly owned subsidiary, Halozyme, Inc., and Halozyme, Inc.’s wholly owned subsidiaries, Halozyme Holdings Ltd. and Halozyme Royalty LLC.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Halozyme Therapeutics, Inc. and our wholly owned subsidiary, Halozyme, Inc., and Halozyme, Inc.’s wholly owned subsidiaries, Halozyme Holdings Ltd. and Halozyme Royalty LLC. All intercompany accounts and transactions have been eliminated.
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
Restricted Cash
Under the terms of the leases on our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At December 31, 2015 and 2014, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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
Our financial instruments include cash equivalents, available-for-sale marketable securities, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses and long-term debt. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. Further, based on the borrowing rates currently available for loans with similar terms, we believe the fair value of long-term debt approximates its carrying value.

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
The following table summarizes, by major security type, our cash equivalents and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	December 31, 2015			December 31, 2014
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$38,595	$—	$38,595	$42,685	$—	$42,685

Available-for-sale marketable securities:
Corporate debt securities	—	65,047	65,047	—	74,234	74,234
	$38,595	$65,047	$103,642	$42,685	$74,234	$116,919
There were no transfers between Level 1 and Level 2 of the fair value hierarchy for the years ended December 31, 2015 and 2014. We have no instruments that are classified within Level 3 as of December 31, 2015 and 2014.
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
We are also subject to credit risk from our accounts receivable related to our product sales and revenues under our license and collaborative agreements. We have license and collaborative agreements with pharmaceutical companies under which we receive payments for license fees, milestone payments for specific achievements designated in the collaborative agreements, reimbursements of research and development services and supply of bulk formulation of rHuPH20. In addition, we sell Hylenex® recombinant in the United States to a limited number of established wholesale distributors in the pharmaceutical industry. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is not required. Management monitors our exposure to accounts receivable by periodically evaluating the collectibility of the accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, we recorded no allowance for doubtful accounts at December 31, 2015 and 2014. Approximately 89% of the accounts receivable balance at December 31, 2015 represents amounts due from Roche and Lilly. Approximately 76% of the accounts receivable balance at December 31, 2014 represents amounts due from Roche and Pfizer.

The following table indicates the percentage of total revenues in excess of 10% with any single customer:

	Year Ended December 31,
	2015	2014	2013
Roche	42%	57%	64%
Lilly	19%	—	—
AbbVie	17%	—	—
Janssen	1%	20%	—
We attribute revenues under collaborative agreements to the individual countries where the collaborator is headquartered. We attribute revenues from product sales to the individual countries to which the product is shipped. Worldwide revenues from external customers are summarized by geographic location in the following table (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$77,149	$31,397	$19,019
Switzerland	57,136	42,791	35,157
All other foreign	772	1,146	623
Total revenues	$135,057	$75,334	$54,799
For the years ended December 31, 2015, 2014 and 2013, we had no foreign based operations. As of December 31, 2015 and 2014, we had $0.3 million and $0.4 million, respectively, of research equipment in Germany.
We rely on two third-party manufacturers for the supply of bulk rHuPH20 for use in the manufacture of Hylenex recombinant and our other collaboration products and product candidates. Payments due to these suppliers represented 20% and 0% of the accounts payable balance at December 31, 2015 and 2014, respectively. We also rely on a third-party manufacturer for the fill and finish of Hylenex recombinant product under a contract. Payments due to this supplier represented 4% and 6% of the accounts payable balance at December 31, 2015 and 2014, respectively.
Accounts Receivable, Net
Accounts receivable is recorded at the invoiced amount and is non-interest bearing. Accounts receivable is recorded net of allowances for doubtful accounts, cash discounts for prompt payment, distribution fees and chargebacks. We recorded no allowance for doubtful accounts at December 31, 2015 and 2014 as the collectibility of accounts receivable was reasonably assured.
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
As of December 31, 2015 and 2014, inventories consisted of $1.4 million and $3.0 million of Hylenex recombinant inventory, respectively, and $8.1 million and $3.4 million of bulk rHuPH20, respectively, for use in the manufacture of Balxalta’s and Roche’s collaboration products.

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
Impairment of Long-Lived Assets
We account for long-lived assets in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. For the year ended December 31, 2015, there was no impairment of the value of long-lived assets. For the year ended December 31, 2014, we recorded an impairment of $0.2 million relating to manufacturing equipment.
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
Bulk rHuPH20
Subsequent to receiving marketing approval from the FDA or comparable regulatory agencies in foreign countries, sales of bulk rHuPH20 for use in collaboration commercial products are recognized as product sales when the materials have met all the specifications required for the customer’s acceptance and title and risk of loss have transferred to the customer. Following the receipt of European marketing approvals of Roche’s Herceptin SC product in August 2013 and MabThera® SC product in March 2014 and Baxalta’s HYQVIA product in May 2013, revenue from the sales of bulk rHuPH20 for these collaboration products has been recognized as product sales. For the years ended December 31, 2015 and 2014, we recognized $22.8 million and $23.5 million in product sales of bulk rHuPH20 for Roche’s collaboration products, respectively. For the years ended December 31, 2015 and 2014, we recognized $6.4 million and zero in product sales of bulk rHuPH20 for Baxalta’s collaboration product, respectively.
Revenues under Collaborative Agreements
We have license and collaboration agreements under which the collaborators obtained worldwide rights for the use of our proprietary rHuPH20 enzyme in the development and commercialization of the collaborators’ biologic compounds identified as targets. The collaborative agreements may also contain other elements. Pursuant to the terms of these agreements, collaborators could be required to make various payments to us for each target, including nonrefundable upfront license fees, exclusivity fees, payments based on achievement of specified milestones designated in the collaborative agreements, annual maintenance fees, reimbursements of research and development services, payments for supply of bulk rHuPH20 for the collaborator and/or royalties on sales of products resulting from collaborative agreements.
In order to account for the multiple-element arrangements, we identify the deliverables included within the agreement and evaluate which deliverables represent units of accounting. We then determine the appropriate method of revenue recognition for each unit based on the nature and timing of the delivery process. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. The deliverables under our collaborative agreements include (i) the license to our rHuPH20 technology, (ii) at the collaborator’s request, research and development services which are reimbursed at contractually determined rates, and (iii) at the collaborator’s request, supply of bulk rHuPH20 which is reimbursed at our cost plus a margin. A delivered item is considered a separate unit of accounting when the delivered item has value to the collaborator on a standalone basis based on the consideration of the relevant facts and circumstances for each arrangement. We base this determination on the collaborators’ ability to use the delivered items on their own without us supplying undelivered items, which we determine taking into consideration factors such as the research capabilities of the collaborator, the availability of research expertise in this field in the general marketplace, and the ability to procure the supply of bulk rHuPH20 from the market place.
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
Nonrefundable upfront license fees are recognized upon delivery of the license if facts and circumstances dictate that the license has standalone value from the undelivered items, which generally include research and development services and the manufacture of bulk rHuPH20, the relative selling price allocation of the license is equal to or exceeds the upfront license fee, persuasive evidence of an arrangement exists, our price to the collaborator is fixed or determinable and collectibility is reasonably assured. Upfront license fees are deferred if facts and circumstances dictate that the license does not have standalone value. The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period.
When collaborators have rights to elect additional targets, the rights are assessed as to whether they represent deliverables at the inception of the arrangement. In assessing these contingent deliverables, we consider whether the right is a substantive option. We consider a right to be a substantive option if the election of the additional targets is not essential to the functionality of the other elements in the arrangement and if we are truly at risk of the right being exercised. If the right is determined to be a substantive option, we further consider whether the right is priced at a significant and incremental discount that should be accounted for as an element of the arrangement. If a right is determined to be a substantive option and is not priced at a significant and incremental discount, it is not treated as a deliverable in the arrangement and receives no allocation at the inception of the arrangement of the original arrangement consideration. The right is then accounted for when and if it is exercised.

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
Prior to European marketing approvals of Roche’s collaboration products Herceptin SC in August 2013 and MabThera SC in March 2014 and Baxalta’s collaboration product HYQVIA in May 2013, all costs related to the manufacturing of bulk rHuPH20 for these collaboration products were charged to research and development expenses in the periods such costs were incurred. Therefore, cost of product sales of these bulk rHuPH20 for the year ended December 31, 2013 was materially reduced due to the exclusion of the manufacturing costs that were charged to research and development expenses in the periods prior to receiving marketing approvals. For the year ended December 31, 2014, cost of product sales of bulk rHuPH20 excluded $1.0 million in manufacturing costs, of which $0.9 million and $0.1 million were charged to research and development expenses in the years ended December 31, 2013 and 2012, respectively. There was no bulk rHuPH20 excluded from cost of product sales for the year ended December 31, 2015.

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
We are obligated to make upfront payments upon execution of certain research and development agreements. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are deferred. Such amounts are recognized as expense as the related goods are delivered or the related services are performed or such time when we do not expect the goods to be delivered or services to be performed.
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
Share-Based Compensation
We record compensation expense associated with stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and RSUs with performance conditions (“PRSUs”) in accordance with the authoritative guidance for stock-based compensation. The cost of employee services received in exchange for an award of an equity instrument is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense on a straight-line basis, net of estimated forfeitures, over the requisite service period of the award. Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense for an award with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. Share-based compensation expense recognition is based on awards ultimately expected to vest and is reduced for estimated forfeitures. The authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 10% for employees for the years ended December 31, 2015, 2014 and 2013 based on our historical experience for the years then ended.

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
Net Loss Per Share
Basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Outstanding stock options, unvested RSAs, unvested RSUs and unvested PRSUs are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. Because of our net loss, outstanding stock options, unvested RSAs, unvested RSUs and unvested PRSUs totaling approximately 9,780,593, 8,405,903 and 8,070,141 were excluded from the calculation of diluted net loss per common share for the years ended December 31, 2015, 2014 and 2013, respectively, because their effect was anti-dilutive. PRSUs for which the performance conditions were satisfied or probable of being satisfied were included in potentially dilutive securities at December 31, 2015 and 2014.
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
Adoption and Pending Adoption of Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 supersedes the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and requires equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of ASU 2016-01. ASU 2016-01 requires public business entities that are required to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion consistent with Topic 820, Fair Value Measurement. ASU 2016-01 is effective for our interim and annual reporting beginning on January 1, 2018. Entities should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of ASU 2016-01. We currently do not hold equity securities and we are evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires companies to classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. For public business entities, the guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all companies in any interim or annual period. The guidance may be adopted on either a prospective or retrospective basis. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 will eliminate transaction-specific and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for our interim and annual reporting beginning on January 1, 2018. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

3.	Marketable Securities
Available-for-sale marketable securities consisted of the following (in thousands):

	December 31, 2015
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$65,146	$—	$(99)	$65,047

	December 31, 2014
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$74,275	$2	$(43)	$74,234
As of December 31, 2015, $59.0 million of our available-for-sale marketable securities were scheduled to mature within the next twelve months. There were $79.7 million of available-for-sale securities that matured during the year ended December 31, 2015. There were no realized gains or losses for the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, all available-for-sale marketable securities were in a gross unrealized loss position, all of which had been in such position for less than twelve months. Based on our review of these marketable securities, we believe we had no other-than-temporary impairments on these securities as of December 31, 2015 because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.

4.	Collaborative Agreements
Roche Collaboration
In December 2006, we and Roche entered into a collaboration and license agreement, under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 and up to thirteen Roche target compounds (the “Roche Collaboration”). As of December 31, 2015, Roche has elected a total of five targets, two of which are exclusive, and retains the option to develop and commercialize rHuPH20 with three additional targets. In August 2013, Roche received European marketing approval for its collaboration product, Herceptin SC, for the treatment of patients with HER2-positive breast cancer and launched Herceptin SC in the European Union (“EU”) in September 2013.
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

As of December 31, 2015, we have received $79.0 million from Roche, excluding royalties and reimbursements for providing research and development services and supplying bulk rHuPH20. The amounts received consisted of a $20.0 million upfront license fee payment for the application of rHuPH20 to the initial three Roche exclusive targets, $23.0 million in connection with Roche’s election of two additional exclusive targets and annual license maintenance fees for the right to designate the remaining targets as exclusive targets, $13.0 million in clinical development milestone payments, $8.0 million in regulatory milestone payments and $15.0 million in sales-based payments. Due to our continuing involvement obligations (for example, support activities associated with rHuPH20), revenues from the upfront payment, exclusive designation fees, annual license maintenance fees and sales-based payments were deferred and are being amortized over the remaining term of the Roche Collaboration.
For the years ended December 31, 2015, 2014 and 2013, we recognized approximately $4.5 million, $8.1 million, and $4.6 million, respectively, of Roche deferred revenues as revenues under collaborative agreements. In addition, for the years ended December 31, 2015, 2014 and 2013, we recognized approximately zero, $2.0 million and $1.3 million, respectively, of deferred bulk rHuPH20 sales revenue as product sales revenue. Total Roche deferred revenues was approximately $43.5 million and $42.7 million as of December 31, 2015 and 2014, respectively. There were no revenues recognized related to milestone payments under this collaboration for the years ended December 31, 2015, 2014 and 2013.
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
As of December 31, 2015, we have received $17.0 million under the Baxalta Collaboration, excluding royalties and reimbursements for providing research and development services and supplying bulk rHuPH20. The amounts received consisted of a $10.0 million upfront license fee payment, a $3.0 million regulatory milestone payment and a $4.0 million sales-based payment. Baxalta pays us a royalty on HYQVIA consisting of a mid-single digit percent of the net sales of such product. Due to our continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), the upfront license fee and sales-based payments were deferred and are being recognized over the term of the Baxalta Collaboration.
For the years ended December 31, 2015, 2014 and 2013, we recognized approximately $0.8 million, $0.8 million, and $0.6 million, respectively, of Baxalta deferred revenues as revenues under collaborative agreements. In addition, for the year ended December 31, 2015, we recognized approximately $1.7 million of deferred bulk rHuPH20 sales revenue as product sales revenue, with no such revenues recognized in the years ended December 31, 2014 and 2013. Total Baxalta deferred revenues was approximately $9.0 million and $10.9 million as of December 31, 2015 and 2014, respectively. There were no revenues recognized related to milestone payments under this collaboration for the years ended December 31, 2015, 2014 and 2013.

Other Collaborations
In December 2015, we and Eli Lilly and Company (“Lilly”) entered into a collaboration and license agreement, under which Lilly has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Lilly proprietary biologics directed at up to five targets (the “Lilly Collaboration”). Targets, once selected, will be on an exclusive, global basis. As of December 31, 2015, we have recognized $25.0 million as revenue for the license fee of one specified exclusive target and one specified semi-exclusive target. Lilly has the right to elect up to three additional targets for additional fees. The upfront license payment may be followed by event-based payments subject to Lilly’s achievement of specified development, regulatory and sales-based milestones. In addition, Lilly will pay tiered royalties if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the Lilly Collaboration continues in effect until the later of: (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Lilly Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. Lilly may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 90 days prior written notice to us. Upon any such termination, the license granted to Lilly (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
In June 2015, we and AbbVie, Inc. (“AbbVie”) entered into a collaboration and license agreement, under which AbbVie has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with AbbVie proprietary biologics directed at up to nine targets (the “AbbVie Collaboration”). Targets, once selected, will be on an exclusive, global basis. As of December 31, 2015, we have received a $23.0 million payment for the license fee of one specified exclusive target, TNF alpha. AbbVie has announced plans to develop rHuPH20 with adalimumab (HUMIRA®) which may allow reduced number of induction injections and deliver additional performance benefits. AbbVie has the right to elect up to eight additional targets for additional fees. The upfront license payment may be followed by event-based payments subject to AbbVie’s achievement of specified development, regulatory and sales-based milestones. In addition, AbbVie will pay tiered royalties if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the AbbVie Collaboration continues in effect until the later of: (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the AbbVie Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. AbbVie may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 90 days prior written notice to us. Upon any such termination, the license granted to AbbVie (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.

In December 2014, we and Janssen entered into a collaboration and license agreement, under which Janssen has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Janssen proprietary biologics directed at up to five targets (the “Janssen Collaboration”). Targets, once selected, will be on an exclusive, global basis. As of December 31, 2015, we have received a $15.0 million payment for the license fee of one specified exclusive target, CD38. Janssen has the right to elect four additional targets in the future upon payment of additional fees. Unless terminated earlier in accordance with its terms, the Janssen Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Janssen Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. Janssen may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 90 days prior written notice to us. Upon any such termination, the license granted to Janssen (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Pfizer proprietary biologics directed at up to six targets (the “Pfizer Collaboration”). Targets may be selected on an exclusive or non-exclusive basis. As of December 31, 2015, we have received $11.0 million in upfront and license fee payments for the licenses to four specified exclusive targets. One of the targets is proprotein convertase subtilisin/kexin type 9, also known as PCSK9. Pfizer is also developing rivipansel directed to another target under the collaboration to treat vaso-occlusive crisis in individuals with sickle cell disease. Pfizer has the right to elect two additional targets in the future upon payment of additional fees. Unless terminated earlier in accordance with its terms, the Pfizer Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Pfizer Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. Pfizer may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 30 days prior written notice to us. Upon any such termination, the license granted to Pfizer (in total or with respect to the terminated target, as applicable) will terminate, provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
At the inception of the Pfizer, Janssen, AbbVie and Lilly arrangements, we identified the deliverables in each arrangement to include the license, research and development services and supply of bulk rHuPH20. We have determined that the license, research and development services and supply of bulk rHuPH20 individually represent separate units of accounting, because each deliverable has standalone value. We determined that the rights to elect additional targets in the future upon the payment of additional license fees are substantive options that are not priced at a significant and incremental discount. Therefore, we determined for each collaboration that the rights to elect additional targets are not deliverables at the inception of the arrangement. The estimated selling prices for the units of accounting we identified were determined based on market conditions, the terms of comparable collaborative arrangements for similar technology in the pharmaceutical and biotech industry and entity-specific factors such as the terms of our previous collaborative agreements, our pricing practices and pricing objectives. The arrangement consideration was allocated to the deliverables based on the relative selling price method and the nature of the research and development services to be performed for the collaborator.
The amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (non-contingent amount). As such, we excluded from the allocable arrangement consideration the event-based payments, milestone payments, annual exclusivity fees and royalties regardless of the probability of receipt. Based on the results of our analysis, we allocated the $11.0 million license fees from Pfizer, the $15.0 million upfront license fee from Janssen, the $23.0 million upfront license fee from AbbVie and the $25.0 million upfront license fee from Lilly to the license fee deliverable under each of the arrangements. We determined that the upfront payments were earned upon the granting of the worldwide, exclusive right to our technology to the collaborators in these arrangements. As a result, we recognized the $11.0 million license fees under the Pfizer Collaboration, the $15.0 million upfront license fee under the Janssen Collaboration, the $23.0 million upfront license fee under the AbbVie Collaboration and the $25.0 million upfront license fee under the Lilly Collaboration as revenues under collaborative agreements in the period when such license fees were earned. Revenues recognized related to event-based payments or milestone payments under these collaborations were $1.0 million, $0 and $0 for the years ended December 31, 2015, 2014 and 2013.
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
Pursuant to the terms of our collaboration agreements with Roche and Pfizer, certain future payments meet the definition of a milestone in accordance with the Milestone Method of Accounting. We are entitled to receive additional milestone payments for the successful development of the elected targets in the aggregate of up to approximately $54.0 million upon achievement of specified clinical development milestone events and up to approximately $12.0 million upon achievement of specified regulatory milestone events in connection with specified regulatory filings and receipt of marketing approvals.

5.	Certain Balance Sheet Items
Accounts receivable, net consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Accounts receivable from revenues under collaborative agreements	$25,939	$1,266
Accounts receivable from product sales to collaborators	4,996	6,361
Accounts receivable from other product sales	2,442	2,133
Total accounts receivable	33,377	9,760
Allowance for distribution fees and discounts	(967)	(611)
Total accounts receivable, net	$32,410	$9,149
Inventories consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Raw materials	$677	$553
Work-in-process	8,481	5,207
Finished goods	331	646
Total inventories	$9,489	$6,406

Prepaid expenses and other assets consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Prepaid manufacturing expenses	$16,155	$6,339
Prepaid research and development expenses	9,225	2,380
Other prepaid expenses	1,198	1,094
Other assets	530	1,535
Total prepaid expenses and other assets	27,108	11,348
Less long-term portion	5,574	1,205
Total prepaid expenses and other assets, current	$21,534	$10,143
Property and equipment, net consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Research equipment	$9,666	$8,474
Computer and office equipment	2,570	2,178
Leasehold improvements	2,025	1,518
Subtotal	14,261	12,170
Accumulated depreciation and amortization	(10,318)	(9,219)
Property and equipment, net	$3,943	$2,951
Depreciation and amortization expense was approximately $1.7 million, $1.8 million and $1.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Accrued expenses consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Accrued outsourced research and development expenses	$8,617	$4,383
Accrued compensation and payroll taxes	8,636	5,923
Accrued outsourced manufacturing expenses	6,205	2,112
Other accrued expenses	4,118	2,023
Total accrued expenses	27,576	14,441
Less long-term accrued outsourced research and development expenses	784	480
Total accrued expenses, current	$26,792	$13,961

Long-term accrued outsourced research and development is included in other long-term liabilities in the consolidated balance sheets.
Deferred revenue consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Collaborative agreements	$53,223	$53,479
Product sales	—	1,155
Total deferred revenue	53,223	54,634
Less current portion	9,304	7,367
Deferred revenue, net of current portion	$43,919	$47,267

6.	Long-Term Debt, Net
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
In January 2015, we entered into the second amendment to the Loan Agreement with the Lenders, amending and restating the loan repayment schedules of the Loan Agreement. The amended and restated term loan repayment schedule provides for interest only payments through January 2016, followed by consecutive equal monthly payments of principal and interest in arrears starting in February 2016 and continuing through the previously established maturity date of January 2018. Consistent with the original loan, the Loan Agreement provides for a 7.55% interest rate on the term loan and a final interest payment equal to 8.5% of the original principal amount, or $4.25 million, which is due when the term loan becomes due or upon the prepayment of the facility. We have the option to prepay the outstanding balance of the term loan in full, subject to a prepayment fee of 1%.
In December 2015, we entered into a consent, release and third amendment to the Loan Agreement with the Lenders, in which the Lenders consent to (i) the formation of Halozyme Royalty LLC (“Halozyme Royalty”) as a wholly-owned Subsidiary of Halozyme, (ii) the release of liens and the sale of certain rights to receive royalty payments to Halozyme Royalty, and (iii) enter into a Credit Agreement with BioPharma Credit Investments IV Sub, LP., (“BioPharma”), as collateral agent and lender, and the other lenders party, whereby Halozyme Royalty will incur indebtedness from and grant liens on the royalty payments to BioPharma. This amendment allowed us to enter into a royalty-backed debt agreement. Refer to Note 15, “Subsequent Event”, for further information on our royalty-backed debt agreement.
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
 As of December 31, 2015, we were in compliance with all material covenants under the Loan Agreement and there was no material adverse change in our business, operations or financial condition.
Future maturities and interest payments under the term loan as of December 31, 2015, are as follows (in thousands):

2016	$25,077
2017	27,013
2018	6,501
2019	—
2020	—
Total minimum payments	58,591
Less amount representing interest	(8,591)
Gross balance of long-term debt	50,000
Less unamortized debt discount	(167)
Present value of long-term debt	49,833
Less current portion of long-term debt	(21,862)
Long-term debt, less current portion and unamortized debt discount	$27,971
Interest expense, including amortization of debt discount, related to the long-term debt for the years ended December 31, 2015, 2014 and 2013 was approximately $5.2 million, $5.6 million and $3.3 million, respectively. Accrued interest, which is included in accrued expenses and other long-term liabilities, was $3.2 million and $2.0 million as of December 31, 2015 and December 31, 2014, respectively.

7.	Stockholders’ Equity
During 2015, we issued an aggregate of 1,926,368 shares of common stock, in connection with the exercises of stock options for cash in the aggregate amount of approximately $14.4 million. In addition, we issued 375,019 shares of common stock, net of RSAs canceled, in connection with the grants of RSAs. We issued 82,069 shares of common stock upon vesting of RSUs. The RSU holders surrendered 52,019 RSUs to pay for minimum withholding taxes totaling approximately $0.7 million. We issued 47,454 shares of common stock upon vesting of PRSUs. The PRSU holders surrendered 35,926 PRSUs to pay for minimum withholding taxes totaling approximately $0.6 million.
During 2014, we issued an aggregate of 1,432,206 shares of common stock in connection with the exercises of stock options for cash in the aggregate amount of approximately $7.8 million. In addition, we issued 789,345 shares of common stock, net of RSAs canceled, in connection with the grants of RSAs and 120,043 shares of common stock upon vesting of certain RSUs. The RSU holders surrendered 74,325 RSUs to pay for minimum withholding taxes totaling approximately $1.0 million.
In February 2014, we completed an underwritten public offering and issued 8,846,153 shares of common stock, including 1,153,846 shares sold pursuant to the full exercise of an over-allotment option granted to the underwriter. All of the shares were offered at a public offering price of $13.00 per share, generating approximately $107.7 million in net proceeds.

8.	Equity Incentive Plans
We currently grant stock options, restricted stock awards and restricted stock units under the Amended and Restated 2011 Stock Plan (“2011 Stock Plan”), which provides for the grant of up to 19.5 million shares of common stock (subject to certain limitations as described in the Amended and Restated 2011 Stock Plan) to selected employees, consultants and non-employee members of our Board of Directors (“Outside Directors”) as stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards. The 2011 Stock Plan was approved by the stockholders. Awards are subject to terms and conditions established by the Compensation Committee of our Board of Directors. During the year ended December 31, 2015, we granted share-based awards under the 2011 Stock Plan. At December 31, 2015, 8,969,113 shares were subject to outstanding awards and 7,440,487 shares were available for future grants of share-based awards. At the present time, management intends to issue new common shares upon the exercise of stock options, issuance of restricted stock awards and settlement of restricted stock unit awards and performance awards.
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development	$9,795	$7,939	$4,476
Selling, general and administrative	11,043	7,335	5,062
Share-based compensation expense	$20,838	$15,274	$9,538
Share-based compensation expense by type of share-based award (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock options	$11,145	$7,884	$5,499
RSAs, RSUs and PRSUs	9,693	7,390	4,039
	$20,838	$15,274	$9,538

Total unrecognized estimated compensation expense by type of award and the weighted average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	December 31, 2015
	Unrecognized Expense	Remaining Weighted Average Recognition Period (years)
Stock options	$31,058	3.0
RSAs	$5,531	2.3
RSUs	$4,795	2.5
PRSUs	$79	1.1
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
A summary of our stock option award activity as of and for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	6,379,867	$6.59
Granted	1,806,392	$7.14
Exercised	(1,270,362)	$4.34
Canceled/forfeited	(214,982)	$8.18
Outstanding at December 31, 2013	6,700,915	$7.11
Granted	2,271,143	$13.02
Exercised	(1,432,206)	$5.43
Canceled/forfeited	(1,185,960)	$9.39
Outstanding at December 31, 2014	6,353,892	$9.18
Granted	3,973,604	$16.26
Exercised	(1,926,368)	$7.49
Canceled/forfeited	(407,936)	$10.64
Outstanding at December 31, 2015	7,993,192	$13.03	7.8	$38.9	million
Vested and expected to vest at December 31, 2015	7,313,178	$12.77	7.7	$37.1	million
Exercisable at December 31, 2015	2,839,265	$9.15	5.9	$23.2	million

The weighted average grant date fair values of options granted during the years ended December 31, 2015, 2014 and 2013 were $9.60 per share, $8.13 per share and $4.40 per share, respectively. The fair value of options vested during the years ended December 31, 2015, 2014 and 2013 was approximately $6.2 million, $4.8 million and $3.9 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was approximately $16.2 million, $8.1 million and $8.3 million, respectively. Cash received from stock option exercises for the years ended December 31, 2015, 2014 and 2013 was approximately $14.4 million, $7.8 million and $5.5 million, respectively.
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

	Year Ended December 31,
	2015	2014	2013
Expected volatility	66.2-67.4%	66.6-71.8%	70.1-72.5%
Average expected term (in years)	5.6	5.7	5.7
Risk-free interest rate	1.34-1.92%	1.73-2.04%	0.86-2.00%
Expected dividend yield	0%	0%	0%
Restricted Stock Awards. RSAs are grants that entitle the holder to acquire shares of our common stock at zero or a fixed price, which is typically nominal. The shares covered by a RSA cannot be sold, pledged, or otherwise disposed of until the award vests and any unvested shares may be reacquired by us for the original purchase price following the awardee’s termination of service. The RSAs will generally vest at the rate of one-fourth of the shares on each anniversary of the date of grant. Annual grants of RSAs to Outside Directors typically vest in full the first day the awardee may trade our stock in compliance with our insider trading policy following the date immediately preceding the first annual meeting of stockholders following the grant date.
The following table summarizes our RSA activity during the years ended December 31, 2015, 2014 and 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2013	382,320	$10.21
Granted	476,096	$6.88
Vested	(211,178)	$8.78
Forfeited	(14,367)	$8.17
Unvested at December 31, 2013	632,871	$8.23
Granted	1,055,122	$11.15
Vested	(263,765)	$8.33
Forfeited	(265,777)	$10.86
Unvested at December 31, 2014	1,158,451	$10.26
Granted	515,695	$15.00
Vested	(721,990)	$10.11
Forfeited	(140,676)	$11.84
Unvested at December 31, 2015	811,480	$13.13

The estimated fair value of the RSAs was based on the market value of our common stock on the date of grant. The total grant date fair value of RSAs vested during the years ended December 31, 2015, 2014 and 2013 was approximately $7.3 million, $2.2 million and $1.9 million, respectively. The total intrinsic value of RSAs vested during the years ended December 31. 2015, 2014, 2013, was approximately $13.9 million, $3.0 million and $1.5 million, respectively.
Restricted Stock Units. A RSU is a promise by us to issue a share of our common stock upon vesting of the unit. The RSUs will generally vest at the rate of one-fourth of the shares on each anniversary of the date of grant.
The following table summarizes our RSU activity during the years ended December 31, 2015, 2014 and 2013:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Unvested at January 1, 2013	682,146	$10.61
Granted	323,700	$6.69
Vested	(154,124)	$10.41
Forfeited	(115,367)	$9.76
Outstanding at December 31, 2013	736,355	$9.06
Granted	305,535	$13.71
Vested	(194,368)	$9.12
Forfeited	(385,200)	$8.84
Outstanding at December 31, 2014	462,322	$11.12
Granted	422,492	$14.75
Vested	(134,088)	$10.93
Forfeited	(84,512)	$10.86
Outstanding at December 31, 2015	666,214	$13.49	2.5	$11.5	million
The estimated fair value of the RSUs was based on the market value of our common stock on the date of grant. The total grant date fair value of RSUs vested during the years ended December 31, 2015, 2014 and 2013 was approximately $1.5 million, $1.8 million and $1.6 million, respectively. The total intrinsic value of RSUs vested during the years ended December 31, 2015, 2014 and 2013 was approximately $1.8 million, $2.6 million and $1.1 million, respectively.

Performance Restricted Stock Units. A PRSU is a promise by us to issue a share of our common stock upon achievement of a specific performance condition.
The following table summarizes our PRSU activity during the years ended December 31, 2015 and 2014:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	—	$—
Granted	540,742	$8.91
Vested	—	—
Forfeited	(109,504)	$8.91
Outstanding at December 31, 2014	431,238	$8.91
Granted	118,209	$11.19
Vested	(83,380)	$9.48
Forfeited	(156,360)	$9.21
Outstanding at December 31, 2015	309,707	$9.48	1.1	$5.4	million
The estimated fair value of the PRSUs was based on the market value of our common stock on the date of grant. The total grant date fair value and intrinsic value of PRSUs vested during the year ended December 31, 2015 was approximately $0.8 million and $1.4 million, respectively.

9.	Commitments and Contingencies
Operating Leases
Our administrative offices and research facilities are located in San Diego, California. We lease an aggregate of approximately 76,000 square feet of office and research space in four buildings. The leases commenced in June 2011 and November 2013 and continue through January 2018. The leases are subject to approximately 2.5% to 3.0% annual increases throughout the terms of the leases. We also pay a pro rata share of operating costs, insurance costs, utilities and real property taxes. We received incentives under the leases, including tenant improvement allowances and reduced or free rent, for which the unamortized deferred rent balances associated with these incentives was $0.8 million and $1.0 million as of December 31, 2015 and 2014, respectively.
In November 2015, we opened a satellite office in South San Francisco, California. We lease approximately 10,000 square feet of office space. The lease commenced in November 2015 and continues through January 2021. The lease is subject to approximately 3.0% annual increases throughout the term of the lease. We also pay a pro rata share of operating costs, insurance costs, utilities and real property taxes. We received incentives under the lease, including tenant improvement allowances and reduced or free rent, for which the unamortized deferred rent balances associated with these incentives was $0.4 million as of December 31, 2015.
Additionally, we lease certain office equipment under operating leases. Total rent expense was approximately $1.9 million, $1.9 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Approximate annual future minimum operating lease payments as of December 31, 2015 are as follows (in thousands):

Year:	Operating Leases
2016	$2,539
2017	2,606
2018	507
2019	413
2020	426
Thereafter	36
Total minimum lease payments	$6,527
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
In March 2010, we entered into a Commercial Supply Agreement with Cook (the “Cook Commercial Supply Agreement”). Under the terms of the Cook Commercial Supply Agreement, Cook will manufacture certain batches of bulk rHuPH20 that will be used for commercial supply of certain products and product candidates. Under the terms of the Cook Commercial Supply Agreement, we are committed to certain minimum annual purchases of bulk rHuPH20 equal to four quarters of forecasted supply. At December 31, 2015, we had a $5.7 million minimum purchase obligation in connection with the Cook Commercial Supply Agreement.
In March 2010, we entered into a second Commercial Supply Agreement with Avid (the “Avid Commercial Supply Agreement”). Under the terms of the Avid Commercial Supply Agreement, we are committed to certain minimum annual purchases of bulk rHuPH20 equal to three quarters of forecasted supply. In addition, Avid has the right to manufacture and supply a certain percentage of bulk rHuPH20 that will be used in the collaboration products. At December 31, 2015, we had a $30.2 million minimum purchase obligation in connection with this agreement.
In June 2011, we entered into a services agreement with another third party manufacturer for the technology transfer and manufacture of Hylenex recombinant. At December 31, 2015, we had a $0.9 million minimum purchase obligation in connection with this agreement.
Contingencies
We have entered into an in-licensing agreement with a research organization, which is cancelable at our option with 90 days written notice. Under the terms of this agreement, we have received license to know-how and technology claimed, in certain patents or patent applications. We are required to pay fees, milestones and/or royalties on future sales of products employing the technology or falling under claims of a patent, and some of the agreements require minimum royalty payments. We continually reassess the value of the license agreement. If the in-licensed and research candidate is successfully developed, we may be required to pay milestone payments of approximately $9.3 million over the life of this agreement in addition to royalties on sales of the affected products. One of the milestone payments of $1.3 million is due upon the first dosing of a patient in our Phase 3 study of PEGPH20, which is expected to occur at the end of the first quarter of 2016. Due to the uncertainties of the development process, the timing and probability of the remaining milestone and royalty payments cannot be accurately estimated.

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
Significant components of our net deferred tax assets at December 31, 2015 and 2014 are shown below (in thousands). A valuation allowance of $182.5 million and $179.0 million has been established to offset the net deferred tax assets as of December 31, 2015 and 2014, respectively, as realization of such assets is uncertain.

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$104,505	$120,707
Deferred revenue	16,344	18,034
Research and development credits	54,846	34,146
Share-based compensation	6,286	5,381
Other, net	906	891
	182,887	179,159
Valuation allowance for deferred tax assets	(182,507)	(178,965)
Deferred tax assets, net of valuation	380	194
Deferred tax liabilities:
Depreciation	(380)	(194)
Net deferred tax liabilities	(380)	(194)
Net deferred tax assets	$—	$—
The provision for income taxes on earnings subject to income taxes differs from the statutory federal income tax rate due to the following (in thousands):

	December 31,
	2015	2014	2013
Federal income tax at 34%	$(10,804)	$(23,247)	$(28,383)
State income tax, net of federal benefit	5,526	(1,761)	(1,745)
Increase in valuation allowance	3,897	16,998	33,525
Foreign income subject to tax at other than federal statutory rate	14,945	12,747	—
Tax effect on non-deductible expenses and other	6,042	540	5,219
Research and development credits	(19,606)	(5,277)	(8,616)
	$—	$—	$—

At December 31, 2015, we had federal and California tax net operating loss carryforwards of approximately $320.0 million and $329.0 million, respectively. Included in these amounts are federal and California net operating losses of approximately $49.1 million and $34.2 million, respectively, attributable to stock option, RSA, RSU, and PRSU deductions for which the tax benefit will be credited to equity when realized. The federal tax net operating loss carryforwards will begin to expire in 2018, unless previously utilized. The California tax net operating loss carryforwards will expire in 2016, 2017 and 2028 and beyond in the amounts of $13.1 million, $10.4 million and $302.0 million, respectively.
At December 31, 2015, we also had federal and California research and development tax credit carryforwards of approximately $28.0 million and $15.1 million, respectively. The federal research and development tax credits will begin to expire in 2024 unless previously utilized. The California research and development tax credits will carryforward indefinitely until utilized. Additionally, we had Orphan Drug Credit carryforwards of $16.9 million which will begin to expire in 2024.
Pursuant to Internal Revenue Code Section 382, the annual use of the net operating loss carryforwards and research and development tax credits could be limited by any greater than 50% ownership change during any three year testing period. As a result of any such ownership change, portions of our net operating loss carryforwards and research and development tax credits are subject to annual limitations. We completed an updated Section 382 analysis regarding the limitation of the net operating losses and research and development credits as of June 30, 2014. Based upon the analysis, we determined that ownership changes occurred in prior years. However, the annual limitations on net operating loss and research and development tax credit carryforwards will not have a material impact on the future utilization of such carryforwards.
At December 31, 2015, our unrecognized income tax benefits and uncertain tax positions were $4.9 million and would not, if recognized, affect the effective tax rate. We had no such unrecognized income tax benefits or uncertain tax positions at December 31, 2014. Interest and/or penalties related to uncertain income tax positions are recognized by us as a component of income tax expense. For the years ended December 31, 2015, 2014 and 2013, we recognized no interest or penalties.
We do not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiary as it is our intention to utilize those earnings in the foreign operations for an indefinite period of time. At December 31, 2015 and 2014, there were no undistributed earnings in the foreign subsidiary.
We are subject to taxation in the U.S. and in various state and foreign jurisdictions. Our tax years for 1998 and forward are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

11.	Employee Savings Plan
We have an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate, provided they meet the requirements of the plan. We are not required to make matching contributions under the plan. However, we voluntarily contributed to the plan approximately $0.7 million, $0.7 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

12.	Related Party Transactions
In June 2011, we and Intrexon entered into the Intrexon Collaboration, under which Intrexon obtained a worldwide exclusive license for the use of rHuPH20 enzyme in the development of a subcutaneous injectable formulation of Intrexon’s recombinant human alpha 1-antitrypsin (rHuA1AT). The Intrexon Collaboration was terminated in May 2014. Intrexon’s chief executive officer and chairman of its board of directors, Randal J. Kirk, is also a member of our Board of Directors. The collaborative arrangement with Intrexon was reviewed and approved by our Board of Directors in accordance with our related party transaction policy. For the years ended December 31, 2015 and 2014, we recognized zero in revenue under collaborative agreements pursuant to the terms of the Intrexon Collaboration. In December 2013, we recognized $1.0 million in revenue under collaborative agreements pursuant to the terms of the Intrexon Collaboration.

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

14.	Summary of Unaudited Quarterly Financial Information
The following is a summary of our unaudited quarterly results for the years ended December 31, 2015 and 2014 (in thousands):

	Quarter Ended
2015 (Unaudited):	March 31,	June 30,	September 30,	December 31,
Total revenues(1) (2)	$18,666	$43,384	$20,780	$52,227
Gross profit on product sales	$3,366	$4,198	$4,121	$5,152
Total operating expenses	$32,577	$39,153	$44,017	$46,762
Net income (loss)	$(15,108)	$3,019	$(24,460)	$4,318
Net income (loss) per share:
Basic	$(0.12)	$0.02	$(0.19)	$0.03
Diluted	$(0.12)	$0.02	$(0.19)	$0.03
Shares used in computing net income (loss) per share:
Basic	125,299	126,144	126,921	127,197
Diluted	125,299	134,507	126,921	129,248

	Quarter Ended
2014 (Unaudited):	March 31,	June 30,	September 30,	December 31,
Total revenues(3)	$11,966	$18,385	$14,606	$30,377
Gross profit on product sales	$3,048	$3,570	$4,476	$3,997
Total operating expenses	$37,185	$33,325	$33,632	$34,228
Net loss	$(26,548)	$(16,273)	$(20,280)	$(5,274)
Net loss per share, basic and diluted	$(0.22)	$(0.13)	$(0.16)	$(0.04)
Shares used in computing basic and diluted net loss per share	118,943	123,710	124,041	124,272
_______________

(1)	Revenues for the quarter ended June 30, 2015 included $23.0 million in revenue under collaborative agreements from the AbbVie Collaboration.

(2)	Revenues for the quarter ended December 31, 2015 included $25.0 million in revenue under collaborative agreements from the Lilly Collaboration.

(3)	Revenues for the quarter ended December 31, 2014 included $15.0 million in revenue under collaborative agreements from the Janssen Collaboration.

15.	Subsequent Event
In January 2016, through our subsidiary Halozyme Royalty, we received a $150 million loan (the “Royalty-backed Loan”) pursuant to a credit agreement (the “Credit Agreement”) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the “Royalty-backed Lenders”). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transfered to Halozyme Royalty the right to receive certain royalty payments from the commercial sales of Herceptin SC, MabThera SC and HYQVIA. The royalty payments from the collaboration agreements will be used to repay the principal and interest on the loan (the “Royalty Payments”).  The loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%.
Quarterly Royalty Payments from Baxalta and Roche will first be applied to pay (i) escrow fees payable by Halozyme, (ii) certain expenses incurred by the Royalty-backed Lenders in connection with the Credit Agreement and related transaction documents, including enforcement of their rights under the Credit Agreement and (iii) expenses incurred by Halozyme enforcing the right to indemnification under the collaboration and license agreements with Roche and Baxalta (“License Agreements”). The Credit Agreement provides that none of the remaining Royalty Payments are required to be applied to the Royalty-backed Loan prior to January 1, 2017, 50% of the remaining Royalty Payments are required to be applied to the Royalty-backed Loan between January 1, 2017 and January 1, 2018 and thereafter all remaining Royalty Payments must be applied to the Royalty-backed Loan. Additionally, the amounts available to repay the Royalty-backed Loan are subject to caps of $13.75 million per quarter in 2017, $18.75 million per quarter in 2018, $21.25 million per quarter in 2019 and $22.5 million per quarter in 2020 and thereafter. Amounts available to repay the Royalty-backed Loan will be applied first, to pay interest and second, to repay principal on the Royalty-backed Loan. Any accrued interest that is not paid on any applicable quarterly payment date will be capitalized and added to the principal balance of the Royalty-backed Loan. Halozyme Royalty will be entitled to receive and distribute to Halozyme any Royalty Payments that are not required to be applied to the Royalty-backed Loan or which are in excess of the foregoing caps.
The final maturity date of the Royalty-backed Loan will be the earlier of (i) the date when principal and interest is paid in full, (ii) the termination of Halozyme Royalty’s right to receive royalties under the License Agreements, and (iii) December 31, 2050.  Under the terms of the Credit Agreement, at any time after January 1, 2019, Halozyme Royalty may, subject to certain limitations, prepay the outstanding principal of the Royalty-backed Loan in whole or in part, at a price equal to 105% of the outstanding principal on the Royalty-backed Loan, plus accrued but unpaid interest. The Royalty-backed Loan constitutes an obligation of Halozyme Royalty, and is non-recourse to Halozyme.

Halozyme Therapeutics, Inc.

Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
For the year ended December 31, 2015
Accounts receivable allowances (1)	$611	$4,150	$(3,794)	$967
For the year ended December 31, 2014
Accounts receivable allowances (1)	$610	$4,520	$(4,519)	$611
For the year ended December 31, 2013
Accounts receivable allowances (1)	$178	$2,979	$(2,547)	$610
_______________

(1)	Allowances are for chargebacks, prompt payment discounts and distribution fees related to Hylenex recombinant product sales.

Exhibit Index

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	File No.	Date Filed

3.1	Composite Certification of Incorporation		10-Q	001-32335	8/7/2013

3.2	Certificate of Designation, Preferences and Rights of the terms of the Series A Preferred Stock		8-K	001-32335	11/20/2007

3.3	Bylaws, as amended		8-K	001-32335	12/12/2011

4.1	Amended Rights Agreement between Corporate Stock Transfer, as rights agent, and Registrant, dated November 12, 2007		10-K	001-32335	3/14/2008

10.1	License Agreement between University of Connecticut and Registrant, dated November 15, 2002		SB-2	333-114776	4/23/2004

10.2	First Amendment to the License Agreement between University of Connecticut and Registrant, dated January 9, 2006		8-K	001-32335	1/12/2006

10.3#	Halozyme Therapeutics, Inc. 2005 Outside Directors’ Stock Plan		8-K	001-32335	7/6/2005

10.4#	Form of Stock Option Agreement (2005 Outside Directors’ Stock Plan)		10-Q	001-32335	8/8/2006

10.5#	Form of Restricted Stock Agreement (2005 Outside Directors’ Stock Plan)		10-Q	001-32335	8/8/2006

10.6#	Halozyme Therapeutics, Inc. 2006 Stock Plan		8-K	001-32335	3/24/2006

10.7#	Form of Stock Option Agreement (2006 Stock Plan)		10-Q	001-32335	8/8/2006

10.8#	Form of Restricted Stock Agreement (2006 Stock Plan)		10-Q	001-32335	8/8/2006

10.9#	Halozyme Therapeutics, Inc. 2008 Stock Plan		8-K	001-32335	3/19/2008

10.10#	Form of Stock Option Agreement (2008 Stock Plan)		10-Q	001-32335	8/7/2009

10.11#	Form of Restricted Stock Agreement (2008 Stock Plan)		10-Q	001-32335	8/7/2009

10.12#	Halozyme Therapeutics, Inc. 2008 Outside Directors’ Stock Plan		8-K	001-32335	3/19/2008

10.13#	Form of Restricted Stock Agreement (2008 Outside Directors’ Stock Plan)		10-Q	001-32335	8/7/2009

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	File No.	Date Filed

10.14#	Halozyme Therapeutics, Inc. 2011 Stock Plan (as amended through May 6, 2015)		10-Q	001-32335	8/10/2015

10.15#	Form of Stock Option Agreement (2011 Stock Plan)		8-K	001-32335	5/6/2011

10.16#	Form of Stock Option Agreement for Executive Officers (2011 Stock Plan)		8-K	001-32335	5/6/2011

10.17#	Form of Restricted Stock Units Agreement for Officers (2011 Stock Plan)		10-Q	001-32335	8/10/2015

10.18#	Form of Restricted Stock Award Agreement for Officers (2011 Stock Plan)		10-Q	001-32335	8/10/2015

10.19#	Form of Restricted Stock Units Agreement (2011 Stock Plan)		8-K	001-32335	5/6/2011

10.20#	Form of Restricted Stock Award Agreement (2011 Stock Plan)		8-K	001-32335	5/6/2011

10.21#	Form of Stock Option Agreement (2011 Stock Plan -grants made on or after 11/4/2015)		10-Q	001-32335	11/9/2015

10.22#	Form of Restricted Stock Units Agreement (2011 Stock Plan - grants made on or after 11/4/2015)		10-Q	001-32335	11/9/2015

10.23#	Form of Restricted Stock Award Agreement (2011 Stock Plan - grants made on or after 11/4/2015)		10-Q	001-32335	11/9/2015

10.24#	Form of Indemnity Agreement for Directors and Executive Officers		8-K	001-32335	12/20/2007

10.25#	Severance Policy		10-Q	001-32335	5/9/2008

10.26#	Form of Amended and Restated Change In Control Agreement with Officer		10-K	001-32335	11/9/2015

10.27	Lease (11404 and 11408 Sorrento Valley Road)		8-K	001-32335	6/16/2011

10.28	Amended and Restated Lease (11388 Sorrento Valley Road), effective as of June 10, 2011		8-K	001-32335	6/16/2011

10.29	Lease (11436 Sorrento Valley Road), effective as of April 2013		10-K	001-32335	2/28/2013

10.30	First modification to Lease (11436 Sorrento Valley Road)		10-Q	001-32335	5/8/2013

10.31	Amended and Restated Loan and Security Agreement, dated December 27, 2013		10-K	001-32335	2/28/2014

10.32	Consent and First Amendment to Amended and Restated Loan and Security Agreement, dated June 10, 2014		10-Q	001-32335	8/11/2014

10.33	Second Amendment to Amended and Restated Loan and Security Agreement, dated January 23, 2015		10-K	001-32335	3/2/2015

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	File No.	Date Filed

10.34	Consent, Release and Third Amendment to Amended and Restated Loan and Security Agreement, dated December 28, 2015	X

10.35*	Credit Agreement, dated December 30, 2015	X

21.1	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Presentation Linkbase	X
_______________

*
Confidential treatment has been granted (or requested) for certain portions of this exhibit. These portions have been omitted from this agreement and have been filed separately with the Securities and Exchange Commission.

#	Indicates management contract or compensatory plan or arrangement.