Form 10-Q
period 2016-03-31
HALOZYME THERAPEUTICS INC
filed 2016-05-09
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 129,139,743 as of May 2, 2016.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$69,093	$43,292
Marketable securities, available-for-sale	169,545	65,047
Accounts receivable, net	25,543	32,410
Inventories	10,345	9,489
Prepaid expenses and other assets	22,509	21,534
Total current assets	297,035	171,772
Property and equipment, net	4,440	3,943
Prepaid expenses and other assets	7,121	5,574
Restricted cash	500	500
Total assets	$309,096	$181,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,211	$4,499
Accrued expenses	21,791	26,792
Deferred revenue, current portion	8,804	9,304
Current portion of long-term debt, net	27,417	21,862
Total current liabilities	64,223	62,457
Deferred revenue, net of current portion	42,895	43,919
Long-term debt, net	168,600	27,971
Other long-term liabilities	3,906	4,443
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 200,000 shares authorized; 129,114 and 128,152 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	129	128
Additional paid-in capital	531,390	525,628
Accumulated other comprehensive income (loss)	88	(99)
Accumulated deficit	(502,135)	(482,658)
Total stockholders’ equity	29,472	42,999
Total liabilities and stockholders’ equity	$309,096	$181,789
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Product sales, net	$12,940	$9,860
Royalties	11,387	6,775
Revenues under collaborative agreements	18,172	2,031
Total revenues	42,499	18,666
Operating expenses:
Cost of product sales	7,762	6,494
Research and development	40,100	16,684
Selling, general and administrative	10,806	9,399
Total operating expenses	58,668	32,577
Operating loss	(16,169)	(13,911)
Other income (expense):
Investment and other income, net	229	102
Interest expense	(3,876)	(1,299)
Net loss	$(19,816)	$(15,108)

Net loss per share:
Basic and diluted	$(0.16)	$(0.12)

Shares used in computing net loss per share:
Basic and diluted	127,615	125,299
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(19,816)	$(15,108)
Other comprehensive income:
Unrealized gain on marketable securities	187	14
Total comprehensive loss	$(19,629)	$(15,094)
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,

	2016	2015
Operating activities:
Net loss	$(19,816)	$(15,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	5,817	4,130
Depreciation and amortization	489	421
Non-cash interest expense	1,054	172
Payment-in-kind interest expense on long-term debt	1,890	—
Amortization of premiums on marketable securities, net	213	325
Changes in operating assets and liabilities:
Accounts receivable, net	6,867	1,424
Inventories	(856)	(1,076)
Prepaid expenses and other assets	(2,522)	(843)
Accounts payable and accrued expenses	(4,565)	(1,209)
Deferred revenue	(1,524)	(2,007)
Other liabilities	(70)	(68)
Net cash used in operating activities	(13,023)	(13,839)
Investing activities:
Purchases of marketable securities	(126,431)	(33,185)
Proceeds from maturities of marketable securities	21,908	22,895
Purchases of property and equipment	(1,099)	(130)
Net cash used in investing activities	(105,622)	(10,420)
Financing activities:
Proceeds from issuance of long-term debt, net	148,046	—
Repayment of long-term debt	(3,885)	—
Proceeds from issuance of common stock under equity incentive plans, net	285	7,157
Net cash provided by financing activities	144,446	7,157
Net increase (decrease) in cash and cash equivalents	25,801	(17,102)
Cash and cash equivalents at beginning of period	43,292	61,389
Cash and cash equivalents at end of period	$69,093	$44,287
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
The majority of our approved product and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 is the active ingredient in our first commercially approved product, Hylenex® recombinant, and it works by temporarily breaking down hyaluronan (or “HA”), a naturally occurring complex carbohydrate that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. We believe this temporary degradation creates an opportunistic window for the improved subcutaneous delivery of injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as our ENHANZE™ Technology. We license the ENHANZE Technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the subcutaneous route of administration.
We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Baxalta US Inc. and Baxalta GmbH (“Baxalta”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), and Eli Lilly and Company (“Lilly”). We receive royalties from two of these collaborations, including royalties from sales of one product approved in both the United States and outside the United States from the Baxalta collaboration and from sales of two products approved for marketing outside the United States from the Roche collaboration. Future potential revenues from the sales and/or royalties of our approved products, product candidates, and ENHANZE collaborations will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
Our proprietary development pipeline consists primarily of clinical stage product candidates in oncology. Our lead oncology program is PEGPH20 (PEGylated recombinant human hyaluronidase), a molecular entity we are developing for the systemic treatment of tumors that accumulate HA. We have demonstrated that when HA accumulates in a tumor, it can cause higher pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. PEGPH20 has been demonstrated in animal models to work by temporarily degrading HA surrounding cancer cells resulting in reduced pressure and increased blood flow to the tumor thereby enabling increased amounts of anticancer treatments administered concomitantly gaining access to the tumor. We are currently in Phase 2 and Phase 3 clinical testing for PEGPH20 in stage IV pancreatic ductal adenocarcinoma (“PDA”) (Studies 109-202 and 109-301), in Phase 1b clinical testing in non-small cell lung cancer (Study 107-201) and in Phase 1b clinical testing in non-small cell lung cancer and gastric cancer (Study 107-101).

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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Operating results for interim periods are not necessarily indicative of the operating results for an entire fiscal year.
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
Adoption and Pending Adoption of Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 changes certain aspects of accounting for share-based payments to employees and involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Specifically, ASU 2016-09 requires that all income tax effects of share-based awards be recognized as income tax expense or benefit in the reporting period in which they occur. Additionally, ASU 2016-09 amends existing guidance to allow forfeitures of share-based awards to be recognized as they occur. Previous guidance required that share-based compensation expense include an estimate of forfeitures. We have elected to early adopt ASU 2016-09 as of January 1, 2016 and made a policy election to account for forfeitures as they occur. The cumulative effect of adoption was a decrease of $0.3 million to both additional paid-in capital and accumulated deficit.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases, (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize assets and liabilities for most leases and provide enhanced disclosures. For public business entities, the guidance is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted for all companies in any interim or annual period. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 supersedes the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-

for-sale) and requires equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of ASU 2016-01. ASU 2016-01 requires public business entities that are required to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion consistent with Topic 820, Fair Value Measurement. ASU 2016-01 is effective for our interim and annual reporting periods beginning on January 1, 2018. Entities should apply the amendments by means of a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of ASU 2016-01. We currently do not hold equity securities, and we are evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires companies to classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. For public business entities, the guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all companies in any interim or annual period. The guidance may be adopted on either a prospective or retrospective basis. We have elected to early adopt ASU 2015-17 as of January 1, 2016. There was no impact on our consolidated financial statements and related disclosures.
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that for entities that measure inventory using the first-in, first-out method, inventory should be measured at the lower of cost or net realizable value. Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 is not expected to have a material impact on our consolidated financial position or results of operations.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-03. We have adopted ASU 2015-03 as of January 1, 2016. There was no material impact on our our consolidated financial statements and related disclosures.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements — Going Concern (“ASU 2014-15”). The provisions of ASU 2014-15 provide that, in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 is effective for the annual reporting period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We are currently evaluating the effect that the adoption of ASU 2014-15 will have on our financial statement disclosures.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 will eliminate transaction-specific and industry-specific revenue recognition guidance under current

U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for our interim and annual reporting periods beginning on January 1, 2018. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. We have not yet selected a transition method, and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
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
Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At March 31, 2016 and December 31, 2015, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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

Available-for-sale marketable securities consist of corporate debt securities, U.S. Treasury securities, commercial paper and certificates of deposit and were measured at fair value using Level 2 inputs. Level 2 financial instruments are valued using market prices on less active markets and proprietary pricing valuation models with observable inputs, including interest rates, yield curves, maturity dates, issue dates, settlement dates, reported trades, broker-dealer quotes, issue spreads, benchmark securities or other market related data. We obtain the fair value of Level 2 investments from our investment manager, who obtains these fair values from a third-party pricing source. We validate the fair values of Level 2 financial instruments provided by our investment manager by comparing these fair values to a third-party pricing source.
The following table summarizes, by major financial instrument type, our cash equivalents and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2016			December 31, 2015
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$59,360	$—	$59,360	$38,595	$—	$38,595

Available-for-sale marketable securities:
Corporate debt securities	—	82,520	82,520	—	62,052	62,052
U.S. Treasury securities	80,056	—	80,056	—	—	—
Commercial paper	—	6,969	6,969	—	2,995	2,995
	$139,416	$89,489	$228,905	$38,595	$65,047	$103,642
There were no transfers between Level 1 and Level 2 of the fair value hierarchy in the three months ended March 31, 2016. We had no financial instruments that were classified within Level 3 as of March 31, 2016 and December 31, 2015.
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
As of March 31, 2016 and December 31, 2015, inventories consisted of $2.0 million and $1.4 million of Hylenex recombinant inventory, respectively, and $8.3 million and $8.1 million of bulk rHuPH20, respectively, for use in the manufacture of Balxalta’s and Roche’s collaboration products.

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
Bulk rHuPH20
Subsequent to receiving marketing approval from the FDA or comparable regulatory agencies in foreign countries, sales of bulk rHuPH20 for use in collaboration commercial products are recognized as product sales when the materials have met all the specifications required for the customer’s acceptance and title and risk of loss have transferred to the customer. Following the receipt of European marketing approvals of Roche’s Herceptin SC product in August 2013 and MabThera® SC product in March 2014 and Baxalta’s HYQVIA product in May 2013, revenue from the sales of bulk rHuPH20 for these collaboration products has been recognized as product sales. For the three months ended March 31, 2016 and 2015, we recognized product sales of bulk rHuPH20 for Roche collaboration products in the amount of $6.4 million and $6.1 million, respectively. For the three months ended March 31, 2016, we recognized $2.3 million in product sales of bulk rHuPH20 for Baxalta’s collaboration product. No such sales were recognized for the three months ended March 31, 2015.
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
Share-Based Compensation
We record compensation expense associated with stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and RSUs with performance conditions (“PRSUs”) in accordance with the authoritative guidance for stock-based compensation. The cost of employee services received in exchange for an award of an equity instrument is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period of the award. Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense for an award with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. Share-based compensation expense recognition is based on awards expected to vest and is reduced for actual forfeitures.
Net Loss Per Share
Basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Outstanding stock options, unvested RSAs, unvested RSUs and unvested PRSUs are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. For the three months ended March 31, 2016 and 2015, approximately 13.0 million and 9.4 million shares, respectively, of outstanding stock options, unvested RSAs, unvested RSUs and unvested PRSUs were excluded from the calculation of diluted net loss per common share because a net loss was reported in each of these periods and therefore their effect was anti-dilutive.
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

3. Marketable Securities
Available-for-sale marketable securities consisted of the following (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$82,498	$35	$(13)	$82,520
U.S. Treasury securities	79,990	67	(1)	80,056
Commercial paper	6,969	—	—	6,969
	$169,457	$102	$(14)	$169,545

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$62,151	$—	$(99)	$62,052
Commercial paper	2,995	—	—	2,995
	$65,146	$—	$(99)	$65,047
As of March 31, 2016, $109.5 million of our available-for-sale marketable securities were scheduled to mature within the next 12 months. As of March 31, 2016, we had 11 available-for-sale marketable securities in a gross unrealized loss position, all of which had been in such position for less than twelve months. Based on our review of these marketable securities, we believe there were no other-than-temporary impairments on these marketable securities as of March 31, 2016 because we do not intend to sell these marketable securities prior to maturity and it is not more likely than not that we will be required to sell these marketable securities before the recovery of their amortized cost basis.
4. Collaborative Agreements
Roche Collaboration
In December 2006, we and Roche entered into a collaboration and license agreement, under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 and up to thirteen Roche target compounds (the “Roche Collaboration”). As of March 31, 2016, Roche has elected a total of five targets, two of which are exclusive, and retains the option to develop and commercialize rHuPH20 with three additional targets. In August 2013, Roche received European marketing approval for its collaboration product, Herceptin SC, for the treatment of patients with HER2-positive breast cancer and launched Herceptin SC in the European Union (“EU”) in September 2013. In March 2014, Roche received European marketing approval for its collaboration product, MabThera SC, for the treatment of patients with common forms of non-Hodgkin lymphoma (“NHL”). In June 2014, Roche launched MabThera SC in the EU.
Roche assumes all development, manufacturing, clinical, regulatory, sales and marketing costs under the Roche Collaboration, while we are responsible for the supply of bulk rHuPH20. We are entitled to receive reimbursements for providing research and development services and supplying bulk rHuPH20 to Roche at its request.
Under the terms of the Roche Collaboration, Roche pays us a royalty on each product commercialized under the agreement consisting of a mid-single digit percent of the net sales of such product. Unless terminated earlier in accordance with its terms, the Roche Collaboration continues in effect until the expiration of Roche’s obligation to pay royalties. Roche has the obligation to pay royalties to us with respect to each product commercialized in each country, during the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the Roche Collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. In the event such valid claims expire, the royalty rate is reduced for the remaining royalty term.
As of March 31, 2016, we have received $79.0 million from Roche, excluding royalties and reimbursements for providing research and development services and supplying bulk rHuPH20. The amounts received consisted of a $20.0 million upfront license fee payment for the application of rHuPH20 to the initial three Roche exclusive targets, $23.0 million in connection with Roche’s election of two additional exclusive targets and annual license maintenance fees for the right to designate the remaining targets as exclusive targets, $13.0 million in clinical development milestone payments, $8.0 million in regulatory milestone payments and $15.0 million in sales-based milestone payments. Due to our continuing involvement obligations (for example, support activities associated with rHuPH20), revenues from the upfront payment, exclusive designation fees, annual license maintenance fees and sales-based milestone payments were deferred and are being amortized over the remaining term of the Roche Collaboration.
For both the three months ended March 31, 2016 and 2015, we recognized approximately $0.8 million of Roche deferred revenues as revenues under collaborative agreements. Roche deferred revenues were approximately $42.7 million and $43.5 million as of March 31, 2016 and December 31, 2015, respectively.
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
Under the terms of the Baxalta Collaboration, Baxalta pays us a royalty consisting of a mid-single digit percent of the net sales of HYQVIA. Unless terminated earlier in accordance with its terms, the Baxalta Collaboration continues in effect until the expiration of Baxalta’s obligation to pay royalties to us. Baxalta has the obligation to pay royalties to us with respect to each product commercialized in each country, during the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the Baxalta Collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. In the event such valid claims expire, the royalty rate is reduced for the remaining royalty term.
As of March 31, 2016, we have received $17.0 million under the Baxalta Collaboration, excluding royalties and reimbursements for providing research and development services and supplying bulk rHuPH20. The amounts received consisted of a $10.0 million upfront license fee payment, a $3.0 million regulatory milestone payment and a $4.0 million sales-based milestone payment. Due to our continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), the upfront license fee and sales-based milestone payments were deferred and are being recognized over the term of the Baxalta Collaboration.

For both the three months ended March 31, 2016 and 2015, we recognized approximately $0.2 million of Baxalta deferred revenues as revenues under collaborative agreements. Baxalta deferred revenues totaled approximately $8.8 million and $9.0 million as of March 31, 2016 and December 31, 2015, respectively.
Other Collaborations
In December 2015, we and Lilly entered into a collaboration and license agreement, under which Lilly has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Lilly proprietary biologics directed at up to five targets (the “Lilly Collaboration”). Targets, once selected, will be on an exclusive, global basis. As of March 31, 2016, we have recognized $33.0 million as revenue for the license fees of two specified exclusive target and one specified semi-exclusive target. Lilly has the right to elect up to two additional targets for additional fees. The upfront license payment may be followed by event-based payments subject to Lilly’s achievement of specified development, regulatory and sales-based milestones. In addition, Lilly will pay royalties if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the Lilly Collaboration continues in effect until the later of: (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Lilly Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. In the event such valid claims expire, the royalty rate is reduced for the remaining royalty term. Lilly may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 90 days prior written notice to us. Upon any such termination, the license granted to Lilly (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
In June 2015, we and AbbVie entered into a collaboration and license agreement, under which AbbVie has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with AbbVie proprietary biologics directed at up to nine targets (the “AbbVie Collaboration”). Targets, once selected, will be on an exclusive, global basis. As of March 31, 2016, we have received a $23.0 million payment for the license fee of one specified exclusive target, TNF alpha. AbbVie has announced plans to develop rHuPH20 with adalimumab (HUMIRA®) which may allow reduced number of induction injections and deliver additional performance benefits. AbbVie has the right to elect up to eight additional targets for additional fees. The upfront license payment may be followed by event-based payments subject to AbbVie’s achievement of specified development, regulatory and sales-based milestones. In addition, AbbVie will pay tiered royalties if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the AbbVie Collaboration continues in effect until the later of: (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the AbbVie Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. In the event such valid claims expire, the royalty rate is reduced for the remaining royalty term. AbbVie may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 90 days prior written notice to us. Upon any such termination, the license granted to AbbVie (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
In December 2014, we and Janssen entered into a collaboration and license agreement, under which Janssen has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Janssen proprietary biologics directed at up to five targets (the “Janssen Collaboration”). Targets, once selected, will be on an exclusive, global basis. As of March 31, 2016, we have received a $15.0 million payment for the license fee of one specified exclusive target, CD38. Janssen has the right to elect four additional targets in the future upon payment of additional fees. Unless terminated earlier in accordance with its terms, the Janssen Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Janssen Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. In the event such valid claims expire, the royalty rate is reduced for the remaining royalty term. Janssen may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 90 days prior written notice to us. Upon any such termination, the license granted to Janssen (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Pfizer proprietary biologics directed at up to six targets (the “Pfizer Collaboration”). Targets may be selected on an exclusive or non-exclusive basis. As of March 31, 2016, we have received $12.5 million in upfront and license fee payments, for the licenses to five specified exclusive targets. One of the targets is proprotein convertase subtilisin/kexin type 9, also known as PCSK9. Pfizer is also developing rivipansel directed to another target under the collaboration to treat vaso-occlusive crisis in individuals with sickle cell disease. Pfizer has the right to elect one additional targets in the future upon payment of additional fees. Unless terminated earlier in accordance with its terms, the Pfizer Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Pfizer Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. Royalties are subject to adjustment as set forth in the agreement. Pfizer may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 30 days prior written notice to us. Upon any such termination, the license granted to Pfizer (in total or with respect to the terminated target, as applicable) will terminate, provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
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
The amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (non-contingent amount). As such, we excluded from the allocable arrangement consideration the event-based payments, milestone payments, annual exclusivity fees and royalties regardless of the probability of receipt. Based on the results of our analysis, we allocated the $12.5 million license fees from Pfizer, the $15.0 million upfront license fee from Janssen, the $23.0 million upfront license fee from AbbVie and the $33.0 million license fees from Lilly to the license fee deliverable under each of the arrangements. We determined that the upfront payments were earned upon the granting of the worldwide, exclusive right to our technology to the collaborators in these arrangements. As a result, we recognized the $12.5 million license fees under the Pfizer Collaboration, the $15.0 million upfront license fee under the Janssen Collaboration, the $23.0 million upfront license fee under the AbbVie Collaboration, and the $33.0 million license fees under the Lilly Collaboration as revenues under collaborative agreements in the period when such license fees were earned. We recognized revenues of $6.0 million related to event-based payments or milestone payments under these collaborations for the three months ended March 31, 2016. No such revenues were recognized for the three months ended March 31, 2015.
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
Pursuant to the terms of our collaboration agreements with Roche and Pfizer, certain future payments meet the definition of a milestone in accordance with the Milestone Method of Accounting. We are entitled to receive additional milestone payments for the successful development of the elected targets in the aggregate of up to approximately $62.5 million upon achievement of specified clinical development milestone events and up to approximately $12.0 million upon achievement of specified regulatory milestone events in connection with specified regulatory filings and receipt of marketing approvals.
5. Certain Balance Sheet Items
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Accounts receivable from product sales to collaborators	$11,809	$4,996
Accounts receivable from other product sales	2,105	2,442
Accounts receivable from revenues under collaborative agreements	12,307	25,939
Subtotal	26,221	33,377
Allowance for distribution fees and discounts	(678)	(967)
Total accounts receivable, net	$25,543	$32,410
Inventories consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$1,193	$677
Work-in-process	8,700	8,481
Finished goods	452	331
Total inventories	$10,345	$9,489

Prepaid expenses and other assets consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Prepaid manufacturing expenses	$19,326	$16,155
Prepaid research and development expenses	8,615	9,225
Other prepaid expenses	1,106	1,198
Other assets	583	530
Total prepaid expenses and other assets	29,630	27,108
Less long-term portion	7,121	5,574
Total prepaid expenses and other assets, current	$22,509	$21,534
Property and equipment, net consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Research equipment	$10,104	$9,666
Computer and office equipment	2,670	2,570
Leasehold improvements	2,269	2,025
Subtotal	15,043	14,261
Accumulated depreciation and amortization	(10,603)	(10,318)
Property and equipment, net	$4,440	$3,943
Depreciation and amortization expense totaled approximately $0.5 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.
Accrued expenses consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued outsourced research and development expenses	$10,993	$8,617
Accrued compensation and payroll taxes	3,819	8,636
Accrued outsourced manufacturing expenses	2,140	6,205
Other accrued expenses	4,862	4,118
Total accrued expenses	21,814	27,576
Less long-term accrued outsourced research and development expenses	23	784
Total accrued expenses, current	$21,791	$26,792
Long-term accrued outsourced research and development is included in other long-term liabilities in the condensed consolidated balance sheets.

Deferred revenue consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Collaborative agreements	$51,699	$53,223
Less current portion	8,804	9,304
Deferred revenue, net of current portion	$42,895	$43,919
6. Long-Term Debt, Net
Royalty-backed Loan
In January 2016, through our subsidiary Halozyme Royalty LLC (“Halozyme Royalty”), we received a $150 million loan (the “Royalty-backed Loan”) pursuant to a credit agreement (the “Credit Agreement”) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the “Royalty-backed Lenders”). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration. The royalty payments from the collaboration agreements will be used to repay the principal and interest on the loan (the “Royalty Payments”).  The loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. The interest rate for the three months ended March 31, 2016 was 9.45%.
Quarterly Royalty Payments from Baxalta and Roche will first be applied to pay (i) escrow fees payable by Halozyme, (ii) certain expenses incurred by the Royalty-backed Lenders in connection with the Credit Agreement and related transaction documents, including enforcement of their rights under the Credit Agreement and (iii) expenses incurred by Halozyme enforcing the right to indemnification under the collaboration and license agreements with Roche and Baxalta (“License Agreements”). The Credit Agreement provides that none of the remaining Royalty Payments are required to be applied to the Royalty-backed Loan prior to January 1, 2017, 50% of the remaining Royalty Payments are required to be applied to the Royalty-backed Loan between January 1, 2017 and January 1, 2018 and thereafter all remaining Royalty Payments must be applied to the Royalty-backed Loan. Additionally, the amounts available to repay the Royalty-backed Loan are subject to caps of $13.75 million per quarter in 2017, $18.75 million per quarter in 2018, $21.25 million per quarter in 2019 and $22.5 million per quarter in 2020 and thereafter. Amounts available to repay the Royalty-backed Loan will be applied first, to pay interest and second, to repay principal on the Royalty-backed Loan. Any accrued interest that is not paid on any applicable quarterly payment date, as defined, will be capitalized and added to the principal balance of the Royalty-backed Loan on such date. Halozyme Royalty will be entitled to receive and distribute to Halozyme any Royalty Payments that are not required to be applied to the Royalty-backed Loan or which are in excess of the foregoing caps.
The final maturity date of the Royalty-backed Loan will be the earlier of (i) the date when principal and interest is paid in full, (ii) the termination of Halozyme Royalty’s right to receive royalties under the License Agreements, and (iii) December 31, 2050.  Under the terms of the Credit Agreement, at any time after January 1, 2019, Halozyme Royalty may, subject to certain limitations, prepay the outstanding principal of the Royalty-backed Loan in whole or in part, at a price equal to 105% of the outstanding principal on the Royalty-backed Loan, plus accrued but unpaid interest. The Royalty-backed Loan constitutes an obligation of Halozyme Royalty, and is non-recourse to Halozyme. Halozyme Royalty retains its right to the Royalty Payments following repayment of the loan.
As of March 31, 2016, we were in compliance with all material covenants under the Royalty-backed Loan Agreement and there was no material adverse change in our business, operations or financial condition.
As of March 31, 2016, accrued interest in the amount of approximately $1.9 million was capitalized and added to the principal balance of the Royalty-backed Loan. In addition, we recorded related accrued interest on the debt of $0.7 million as of March 31, 2016. Because the repayment of the term loan is contingent upon the level of Royalty Payments received, the repayment term may be shortened or extended depending on the actual level of Royalty Payments. Currently, management estimates that the loan will be repaid in the first quarter of 2020, but this estimate could be adversely affected and the repayment period could be extended if its royalties are less than it currently anticipates.
In connection with the Royalty-backed Loan, we incurred debt issuance costs totaling $0.4 million, which includes expenses that we paid on behalf of the Royalty-backed Lenders and expenses incurred directly by us, and lender fees of $1.5 million. Debt issuance costs and lender fees have been netted against the debt as of March 31, 2016, and are being amortized over the estimated term of the debt using the effective interest method. For the three months ended March 31, 2016, the Company recognized interest expense related to the Royalty-backed Loan of $2.6 million. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires management to make estimates that could impact the short- and long-term classification of these costs, as well as the period over which these costs will be amortized. The outstanding balance of the Royalty-backed Loan as of March 31, 2016 was $150.0 million, inclusive of payment-in-kind interest expense of $1.9 million and net of unamortized debt discount of $1.9 million.
Oxford and SVB Loan Agreement
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
In December 2015, we entered into a consent, release and third amendment to the Loan Agreement with the Lenders, in which the Lenders consent to (i) the formation of Halozyme Royalty as a wholly-owned Subsidiary of Halozyme, (ii) the release of liens and the sale of certain rights to receive royalty payments to Halozyme Royalty, and (iii) entering into a Credit Agreement with BioPharma Credit Investments IV Sub, LP., (“BioPharma”), as collateral agent and lender, and the other lenders party, whereby Halozyme Royalty will incur indebtedness from and grant liens on the royalty payments to BioPharma. This amendment allowed us to enter into the Royalty-backed Loan.
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
 As of March 31, 2016, we were in compliance with all material covenants under the Loan Agreement and there was no material adverse change in our business, operations or financial condition.
Interest expense, including amortization of the debt discount, related to this long-term debt totaled approximately $1.3 million for both of the three months ended March 31, 2016 and 2015. Accrued interest, which is included in accrued expenses and other long-term liabilities, was $3.5 million and $3.2 million as of March 31, 2016 and December 31, 2015, respectively. The outstanding term loan balance was $46.0 million as of March 31, 2016, net of unamortized debt discount of $0.1 million.
7. Share-based Compensation
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$2,584	$2,097
Selling, general and administrative	3,233	2,033
Share-based compensation expense	$5,817	$4,130
Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options	$3,708	$1,894
RSAs, RSUs and PRSUs	2,109	2,236
	$5,817	$4,130

Since we have a net operating loss carryforward as of March 31, 2016, no excess tax benefits for the tax deductions related to share-based awards were recognized in the condensed consolidated statements of operations for the three months ended March 31, 2016.
The Company granted stock options to purchase approximately 2.8 million and 1.7 million shares of the Company’s common stock during the three months ended March 31, 2016 and 2015, respectively. The exercise price of the stock options granted during the three months ended March 31, 2016 and 2015 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each stock option granted was estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes model”) that used assumptions noted in the following table. Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments by us. The weighted-average assumptions used in the Black-Scholes model were as follows:

	Three Months Ended March 31,
	2016	2015
Expected volatility	67.5-69.1%	66.2-67.0%
Average expected term (in years)	5.4	5.6
Risk-free interest rate	1.27-1.73%	1.34-1.77%
Expected dividend yield	—	—
Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	March 31, 2016
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$47,600	3.2
RSAs	$11,766	3.3
RSUs	$11,747	3.3
PRSUs	$43	0.9
8. Stockholders’ Equity
During the three months ended March 31, 2016 and 2015, we issued an aggregate of 156,185 and 1,053,453 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $6.22 and $7.31 per share, respectively, for net proceeds of approximately $1.0 million and $7.7 million, respectively. For the three months ended March 31, 2016 and 2015, we issued 106,389 and 65,562 shares of common stock, respectively, upon vesting of certain RSUs for which the RSU holders surrendered 70,288 and 42,080 RSUs, respectively, to pay for minimum withholding taxes totaling approximately $0.7 million and $0.5 million, respectively. In addition, we issued 807,036 and 374,740 shares of common stock in connection with the grants of RSAs during the three months ended March 31, 2016 and 2015, respectively. Stock options, unvested RSUs, and PRSUs totaling approximately 11.8 million shares and 9.0 million shares of our common stock were outstanding as of March 31, 2016 and December 31, 2015, respectively.

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
As used in this report, unless the context suggests otherwise, references to “Halozyme,” “the Company,” “we,” “our,” “ours,” and “us” refer to Halozyme Therapeutics, Inc., its wholly owned subsidiary, Halozyme, Inc. and Halozyme Inc.’s wholly owned subsidiaries, Halozyme Holdings Ltd. and Halozyme Royalty LLC. References to “Notes” refer to the Notes to Condensed Consolidated Financial Statements included herein (refer to Item 1 of Part 1).
The following information should be read in conjunction with the interim unaudited condensed consolidated financial statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2015, included in our Annual Report on Form 10-K for the year ended December 31, 2015. Past financial or operating performance is not necessarily a reliable indicator of future performance, and our historical performance should not be used to anticipate results or future period trends.
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than statements of historical fact are, or may be deemed to be, forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the anticipated timing and scope of planned clinical trials, the development or regulatory approval of new products, enhancements of existing products or technologies, timing and success of the launch of new products by us or by our collaborators, third party performance under key collaboration agreements, revenue, expense and cash burn levels, expected repayment of the Royalty-backed Loan and trends and other statements regarding matters that are not historical are forward-looking statements. Such statements reflect management’s current forecast of certain aspects of our future, are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements due to a number of factors including, but not limited to, those set forth below under the section entitled “Risks Factors” and elsewhere in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report.

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
Our proprietary development pipeline consists primarily of clinical stage product candidates in oncology. Our lead oncology program is PEGPH20 (PEGylated recombinant human hyaluronidase), a molecular entity we are developing for the systemic treatment of tumors that accumulate HA. We have demonstrated that when HA accumulates in a tumor, it can cause higher pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. PEGPH20 has been demonstrated in animal models to work by temporarily degrading HA surrounding cancer cells resulting in reduced pressure and increased blood flow to the tumor thereby enabling increased amounts of anticancer treatments administered concomitantly gaining access to the tumor. We are currently in Phase 2 and Phase 3 clinical testing for PEGPH20 in stage IV pancreatic ductal adenocarcinoma (PDA) (Studies 109-202 and 109-301), in Phase 1b clinical testing in non-small cell lung cancer (Study 107-201) and in Phase 1b clinical testing in non-small cell lung cancer and gastric cancer (Study 107-101).
Our key accomplishments for the first quarter of 2016 include:

•	In March 2016, we dosed the first patient in the Phase 3 study of PEGPH20 (Halozyme Study 301) in previously untreated stage IV PDA patients.

•
In March 2016, our partner, Ventana Medical Systems (Ventana), received approval for an investigational device exemption (IDE) with the Food and Drug Administration (FDA) for the companion diagnostic test we co-developed to prospectively identify patients with high levels of HA.

•	In March 2016, Lilly nominated their third target to be studied with ENHANZE Technology, triggering an $8.0 million milestone payment.

•	In March 2016, Pfizer nominated an additional target to be studied with ENHANZE Technology, triggering a $1.5 million milestone.

•
In February 2016, we completed enrollment of 133 patients in Halozyme Study 202 and project to present mature progression-free survival (PFS) data and overall response rate (ORR) results of Stage 2 of the study in the fourth quarter of 2016.

•
In February 2016, Pfizer dosed the first patient in the Phase 1 clinical trial evaluating subcutaneous delivery of bococizumab, an investigational PCSK9 inhibitor developed by Pfizer, with ENHANZE Technology, triggering a $1.0 million milestone payment.

•	In January 2016, through our subsidiary, Halozyme Royalty LLC (Halozyme Royalty), we received a $150.0 million loan secured by future royalties received from our collaborations with Roche and Baxalta.

•
In January 2016, AbbVie dosed the first patient in the Phase 1 clinical trial evaluating subcutaneous delivery of adalimumab (HUMIRA®) with ENHANZE Technology, triggering a $5.0 million milestone payment.

Product and Product Candidates
We have one marketed proprietary product and one proprietary product candidate targeting several indications in various stages of development. The following table summarizes our proprietary product and product candidate as well as products and product candidates under development with our collaborators:

Product, Collaboration Products and Product Candidates	Therapeutic Area	Approved Indication	Preclinical	Phase 1	Phase 2	Phase 3	Filed	Approved
PROPRIETARY APPROVED PRODUCT								
HYLENEX® recombinant (hyaluronidase human injection)	Various	Adjuvant for Sub-Q fluid delivery for dispersion & absorption of other injected drugs						U.S. Approved
ENHANZE™ COLLABORATION APPROVED PRODUCTS								
Roche (Total of 8 potential targets)								
Herceptin® SC (trastuzumab)	Oncology	Breast Cancer						OUS Approved*
MabThera® SC (rituximab)	Oncology	Non-Hodgkin's Lymphoma						OUS Approved*
Baxalta								
HYQVIA® [Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase]	Immunology	Primary Immunodeficiency						U.S. & EU Approved

Product, Collaboration Products and Product Candidates	Therapeutic Area	Research Focus	Preclinical	Phase 1	Phase 2	Phase 3	Filed	Approved
ENHANZE™ COLLABORATION PRODUCT CANDIDATES								
Pfizer (Total of 6 potential targets)								
rivipansel	Hematology	Vaso-occlusive crisis in Sickle Cell Anemia						
bococizumab	Cardiovascular	PCSK9 Cholesterol Lowering						
Janssen (Total of 5 potential targets)								
daratumumab (DARZALEX™)	Oncology	Multiple Myeloma						
AbbVie (Total of 9 potential targets)								
adalimumab (HUMIRA®)	Immunology							
Lilly (Total of 5 potential targets)	Various							

*Approved in EU and other countries outside of the US

All trademarks belong to their respective owners.

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
In January 2016, an update on the Stage 1 PFS data utilizing the companion diagnostic that was developed with Ventana was presented. In a total of 43 patients determined to be high-HA using the Ventana companion diagnostic, the data continued to show an improvement in median PFS when patients with high HA received PAG compared to AG (9.2 months compared to 6.3 months respectively); hazard ratio of 0.48 (95% CI: 0.16, 1.48). In addition, the overall response rate in the PAG treated patients was 55% (12 out of 22 patients) compared to 33% (7 out of 21 patients), which was not statistically significant. A modest, non-significant, improvement in median overall survival was seen in the PAG-treated high-HA patients. PEGPH20 was discontinued in over 40% of patients in the new companion diagnostic analysis due to the clinical hold in April 2014. We remain blinded to the efficacy results and project to present mature PFS and overall response rate from Stage 2 of Study 202 in the fourth quarter of 2016. For the secondary primary endpoint of the rate of TE events, we have passed the pre-specified analyses for TE events and are continuing with the Data Monitoring Committee to monitor the rate of TE events since implementing low-molecular weight heparin (LMWH) prophylaxis.
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
In March 2016, our partner, Ventana, received approval for an IDE application from the FDA for our companion diagnostic test to enable patient selection in our Phase 3 Study 301 of PEGPH20 in high-HA patients.
Study Halo 109-301:
In the first quarter of 2016, we initiated Study 109-301, a Phase 3 multicenter randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV PDA. The study will evaluate the effects on PFS and OS of PEGPH20 with gemcitabine and ABRAXANE compared with gemcitabine and ABRAXANE alone in stage IV PDA patients at approximately 200 sites in 20 countries located in North America, Europe, South America and Asia Pacific. In March 2016, we dosed the first patient in this study.
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
Other indications outside of pancreatic cancer:
Study HALO 107-201, PRIMAL Study: In December 2014, we initiated a Phase 1b/2 trial, to evaluate PEGPH20 in second line in combination with docetaxel (Taxotere®) in non-small cell lung cancer patients. In this study, we expect to evaluate and identify the maximum tolerated dose (MTD) and safety of PEGPH20 plus docetaxel in previously treated patients with non-small cell lung cancer. Upon identification of the MTD we plan to expand the trial into a dose expansion phase in the second half of 2016 in patients prospectively tested for HA status, and then ultimately a Phase 2 portion of the study to evaluate the safety and efficacy of PEGPH20 in second line HA-high non-small cell lung cancer patients in combination with docetaxel.
Study HALO 107-101, the immuno-oncology trial: We recently initiated a Phase 1b study exploring the combination of PEGPH20 and KEYTRUDA®, an immuno-oncology agent in relapsed non-small cell lung cancer and gastric cancer. We expect to evaluate and identify the dose and safety of PEGPH20 plus KEYTRUDA prior to embarking on dose expansion in high-HA patients in this study.
Halozyme Eisai Clinical Collaboration: We expect a Phase 1b/2 study to be initiated in the second quarter of 2016, exploring the combination of PEGPH20 and eribulin in first line and second line HER2-negative high-HA metastatic breast cancer. Halozyme and Eisai will jointly share the costs to conduct this global study.
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
In March 2016, our partner, Ventana, received approval for an IDE application from the FDA for our companion diagnostic test to enable patient selection in our Phase 3 Study 301 of PEGPH20 in high-HA patients.
Tumor microenvironment:
PEG-ADA2: PEGylated adenosine deaminase 2, or PEG-ADA2, is an immune checkpoint inhibitor that targets immuno-suppressive adenosine, which may accumulate to high levels in the tumor microenvironment. We are currently in early preclinical development with PEG-ADA2, with the next milestone expected to be final drug candidate selection by the end of 2016.
HTI-1511: We are in development of a novel antibody-drug conjugate (ADC) targeting epidermal growth factor receptor (EGFR) to treat solid tumors, including those with drug-resistant mutations. We are in pre-clinical development with a drug candidate selected. Good laboratory practices (GLP) toxicity studies are planned for 2017, and chemistry, manufacturing and controls (CMC) development activities to support a future IND filing are underway.
Collaborations
Roche Collaboration
In December 2006, we and Roche entered into a collaboration and license agreement under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 and up to thirteen Roche target compounds (the Roche Collaboration). Roche initially had the exclusive right to apply rHuPH20 to only three pre-defined Roche biologic targets with the option to exclusively develop and commercialize rHuPH20 with ten additional targets. As of March 31, 2016, Roche has elected a total of five targets, two of which are exclusive, and retains the option to develop and commercialize rHuPH20 with three additional targets.
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
Pfizer Collaboration
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Pfizer proprietary biologics directed to up to six targets in primary care and specialty care indications. Targets may be selected on an exclusive or non-exclusive basis. In March 2016, Pfizer elected the fifth therapeutic target on an exclusive basis. One of the targets is proprotein convertase subtilisin/

kexin type 9 (PCSK9) which is the gene that provides instructions for making a protein that helps regulate the amount of cholesterol in the bloodstream. Pfizer initiated dosing of a subcutaneous formulation of rHuPH20 and bococizumab, an investigational PCSK9 inhibitor, in a Phase 1 trial in February 2016. Pfizer is also developing rivipansel directed to another target under the collaboration to treat vaso-occlusive crisis in individuals with sickle cell disease and initiated dosing of a subcutaneous formulation of rHuPH20 and rivipansel in a Phase 1 clinical trial in October 2015.
Janssen Collaboration
In December 2014, we and Janssen entered into a collaboration and license agreement, under which Janssen has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Janssen proprietary biologics directed to up to five targets. Targets may be selected on an exclusive basis. Janssen has elected CD38 as the first target on an exclusive basis. In November 2015, Janssen initiated dosing in a Phase 1b clinical trial evaluating subcutaneous delivery of daratumumab, directed at CD38, using ENHANZE Technology, in multiple myeloma.
AbbVie Collaboration
In June 2015, we and AbbVie entered into a collaboration and license agreement, under which AbbVie has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with AbbVie proprietary biologics directed to up to nine targets. Targets may be selected on an exclusive basis. AbbVie has elected TNF alpha as the first target on an exclusive basis. In January 2016, AbbVie initiated dosing in a Phase 1 clincial trial evaluating rHuPH20 with adalimumab (HUMIRA®) which may allow a reduced number of induction injections and deliver additional performance benefits.
Lilly Collaboration
In December 2015, we and Lilly entered into a collaboration and license agreement, under which Lilly has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Lilly proprietary biologics directed to up to five targets. Targets may be selected on an exclusive basis. As of March 31, 2016, Lilly has elected two targets on an exclusive basis and one target on a semi-exclusive basis.
For a further discussion of the material terms of our collaboration agreements, refer to Note 4, Collaborative Agreements, to our condensed consolidated financial statements.
Results of Operations
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Product Sales, Net – Product sales, net were $12.9 million for the three months ended March 31, 2016 compared to $9.9 million for the three months ended March 31, 2015. The increase of $3.0 million was primarily due to the sales of bulk rHuPH20 to Baxalta of $2.3 million for the three months ended March 31, 2016, compared to no sales in the same period in 2015, and to the sales of bulk rHuPH20 to Roche of $6.4 million for the three months ended March 31, 2016 compared to $6.1 million for the three months ended March 31, 2015.
Royalties – Royalty revenue was $11.4 million for the three months ended March 31, 2016 compared to $6.8 million for the three months ended March 31, 2015. The increase relates primarily to increased sales of Herceptin SC by Roche. We recognize royalties on sales of the collaboration products by the collaborators in the quarter following the quarter in which the corresponding sales occurred. In general, we expect royalty revenue to increase in future periods reflecting expected increases in sales of collaboration products, although there may be periods with flat or declining royalty revenue as sales of products under collaborations vary.

Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015	Change
Upfront payments, license maintenance fees and amortization of deferred upfront, license fees and product-based payments:
Lilly	$8,000	$—	$8,000
AbbVie	5,000	—	5,000
Pfizer	2,500	1,000	1,500
Roche	832	816	16
Baxalta	191	191	—
	16,523	2,007	14,516
Reimbursements for research and development services	1,649	24	1,625
Total revenues under collaborative agreements	$18,172	$2,031	$16,141
Revenue from reimbursements for research and development services increased in the three months ended March 31, 2016, compared to the same period in 2015 mainly due to an increase in services provided to Roche compared to the same period in 2015. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Cost of Product Sales – Cost of product sales were $7.8 million for the three months ended March 31, 2016 compared to $6.5 million for the three months ended March 31, 2015. The increase of $1.3 million in cost of product sales was due to a $2.1 million increase in bulk rHuPH20 sales to collaboration partners partially offset by a $0.8 million decrease in Hylenex recombinant cost of product sales.
Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Three Months Ended
	March 31,
Programs	2016	2015	Change
PEGPH20	$32,109	$12,851	$19,258
Enhanze collaborations and rHuPH20 platform	5,242	1,281	3,961
Other	2,749	2,552	197
Total research and development expenses	$40,100	$16,684	$23,416

Research and development expenses relating to our PEGPH20 program for the three months ended March 31, 2016 increased by 150%, compared to the same period in 2015 primarily due to increased clinical trial activities. Research and development expenses relating to our Enhanze collaborations and our rHuPH20 platform for the three months ended March 31, 2016 increased by 309%, compared to the same period in 2015, primarily due to an increase in manufacturing expenses related to Roche due to the validation cost of a new manufacturing facility and increased manufacturing for future R&D studies. The rHuPH20 platform includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.

We expect research and development expenses to increase in future periods reflecting expected increases in our PEGPH20 development activities.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses were $10.8 million for the three months ended March 31, 2016 compared to $9.4 million for the three months ended March 31, 2015. The increase of $1.4 million, or 15%, was primarily due to an increase in compensation expense in the current period as we increased the number of employees. We expect SG&A expenses to increase moderately in future periods as our operations expand.
Interest Expense – Interest expense was $3.9 million for the three months ended March 31, 2016 compared to $1.3 million for the three months ended March 31, 2015. The increase of $2.6 million was due to interest expense incurred on the Royalty-backed Loan we received in January 2016.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of March 31, 2016, we had cash, cash equivalents and marketable securities of approximately $238.6 million. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements will depend on the progress and success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and other commercialization activities.
We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. We currently anticipate an increase of cash and cash equivalents of approximately $45 million to $65 million for the year ending December 31, 2016, which includes cash received in January 2016 of $25 million paid by Lilly and $150 million from the Royalty-backed Loan, and will depend on the progress of various preclinical and clinical programs, the timing of our manufacturing scale up and the achievement of various milestones and royalties under our existing collaborative agreements. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborations and cash that we may raise through future transactions. We may finance future cash needs through any one of the following financing vehicles: (i) the public offering of securities; (ii) new collaborative agreements; (iii) expansions or revisions to existing collaborative relationships; (iv) private financings; and/or (v) other equity or debt financings.
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

Cash Flows
Operating Activities
Net cash used in operations was $13.0 million for the three months ended March 31, 2016 compared to $13.8 million for the three months ended March 31, 2015. The $0.8 million decrease in utilization of cash in operations was mainly due to higher collections of accounts receivable due to the timing of the receipt of payments.
Investing Activities
Net cash used in investing activities was $105.6 million for the three months ended March 31, 2016 compared to net cash used in investing activities of $10.4 million for the three months ended March 31, 2015. This change was primarily due to the $93.2 million increase in purchases of marketable securities for the three months ended March 31, 2016 using proceeds from financing activities.
Financing Activities
Net cash provided by financing activities was $144.4 million for the three months ended March 31, 2016 compared to $7.2 million for the three months ended March 31, 2015. This increase was due to net proceeds of $148.0 million from the Royalty-backed Loan, partially offset by principal payments of $3.9 million on the Oxford and SVB Loan and a $6.9 million decrease in net proceeds from the issuance of common stock under equity incentive plans for the three months ended March 31, 2016.
Long-Term Debt
Royalty-backed Loan
In January 2016, through our subsidiary Halozyme Royalty, we received a $150 million loan (the Royalty-backed Loan) pursuant to a credit agreement (the Credit Agreement) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the Royalty-backed Lenders). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transfered to Halozyme Royalty the right to receive certain royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration. The royalty payments from the collaboration agreements will be used to repay the principal and interest on the loan (the Royalty Payments).  The loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. The interest rate for the three months ended March 31, 2016 was 9.45%. The outstanding balance of the Royalty-backed Loan as of March 31, 2016 was $150.0 million, inclusive of payment-in-kind interest expense of $1.9 million and net of unamortized debt discount of $1.9 million.
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
The final maturity date of the Royalty-backed Loan will be the earlier of (i) the date when principal and interest is paid in full, (ii) the termination of Halozyme Royalty’s right to receive royalties under the License Agreements, and (iii) December 31, 2050.  Under the terms of the Credit Agreement, at any time after January 1, 2019, Halozyme Royalty may, subject to certain limitations, prepay the outstanding principal of the Royalty-backed Loan in whole or in part, at a price equal to 105% of the outstanding principal on the Royalty-backed Loan, plus accrued but unpaid interest. The Royalty-backed Loan constitutes an obligation of Halozyme Royalty, and is non-recourse to Halozyme. Halozyme Royalty retains its right to the Royalty Payments following repayment of the loan.
Oxford and SVB Loan Agreement
In December 2013, we entered into an Amended and Restated Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford) and Silicon Valley Bank (SVB) (collectively, the Lenders), amending and restating in its entirety our original loan agreement with the Lenders, dated December 2012. The Loan Agreement provided for an additional $20 million principal amount of new term loan, bringing the total term loan balance to $50 million. The proceeds are to be used for working capital and general business requirements. The amended term loan facility matures on January 1, 2018. The outstanding term loan balance was $46.0 million as of March 31, 2016, net of unamortized debt discount of $0.1 million.
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
In December 2015, we entered into a consent, release and third amendment to the Loan Agreement with the Lenders, in which the Lenders consented to (i) the formation of Halozyme Royalty as a wholly-owned subsidiary of Halozyme, (ii) the release of liens and the sale of certain rights to receive royalty payments to Halozyme Royalty, and (iii) entering into a Credit Agreement with BioPharma Credit Investments IV Sub, LP., (BioPharma), as collateral agent and lender, and the other lenders party, whereby Halozyme Royalty will incur indebtedness from and grant liens on the royalty payments to BioPharma. This amendment allowed us to enter into the Royalty-backed Loan.
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

Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
The listing below is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Please see our audited consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K), which contain accounting policies and other disclosures required by U.S. GAAP. There were no material changes from those policies and disclosures included in our 2015 Form 10-K.
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
Refer to Note 2, Summary of Significant Accounting Policies, for a further discussion of our revenue recognition policies for product sales and revenues under our collaborative agreements and Note 4, Collaborative Agreements, for a further discussion of our collaborative agreements.
Share-Based Payments
We use the fair value method to account for share-based payments in accordance with the authoritative guidance for share-based compensation. The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (Black-Scholes model) that uses assumptions regarding a number of complex and subjective variables. Changes in these assumptions may lead to variability with respect to the amount of expense we recognize in connection with share-based payments. Refer to Note 2, Summary of Significant Accounting Policies, for a further discussion of share-based payments.

Research and Development Expenses
Research and development expenses include salaries and benefits, facilities and other overhead expenses, external clinical trial expenses, research related manufacturing services, contract services and other outside expenses. Research and development expenses are charged to operations as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. After receiving marketing approval from the FDA or comparable regulatory agencies in foreign countries for a product, costs related to purchases or manufacturing of bulk rHuPH20 for such product are capitalized as inventory. The manufacturing costs of bulk rHuPH20 for the collaboration products, Herceptin SC, MabThera SC and HYQVIA, which were incurred after the receipt of marketing approvals are capitalized as inventory. Refer to Note 2, Summary of Significant Accounting Policies, for a further discussion of research and development expenses.
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
Product candidate completion dates and costs vary significantly for each product candidate and are difficult to estimate. The lengthy process of seeking regulatory approvals and the subsequent compliance with applicable regulations require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations. We cannot be certain when, or if, our product candidates will receive regulatory approval or whether any net cash inflows from our other product candidates, or development projects, will commence.
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of our condensed consolidated financial statements for a discussion of recent accounting pronouncements and their effect, if any.

Risk Factors
Risks Related To Our Business
We have generated only limited revenues from product sales to date; we have a history of net losses and negative cash flows, and we may never achieve or maintain profitability.
Relative to expenses incurred in our operations, we have generated only limited revenues from product sales, royalties, licensing fees, milestone payments, bulk rHuPH20 supply payments and research reimbursements to date and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, royalties, licensing fees, research reimbursements, bulk rHuPH20 supply payments and/or milestone payments, we expect to incur significant operating losses over the next few years. We have never been profitable, and we may never become profitable. Through March 31, 2016, we have incurred aggregate net losses of approximately $502.1 million.
If our product candidates do not receive and maintain regulatory approvals, or if approvals are not obtained in a timely manner, such failure or delay would substantially impair our ability to generate revenues.
Approval from the FDA or equivalent health authorities is necessary to manufacture and market pharmaceutical products in the U.S., and the other countries in which we anticipate doing business have similar requirements. The process for obtaining FDA and other regulatory approvals is extensive, time-consuming, risky and costly, and there is no guarantee that the FDA or other regulatory bodies will approve any applications that may be filed with respect to any of our product candidates, or that the timing of any such approval will be appropriate for the desired product launch schedule for a product candidate. We and our collaborators attempt to provide guidance as to the timing for the filing and acceptance of such regulatory approvals, but such filings and approvals may not occur when we or our collaborators expect, or at all. The FDA or other foreign regulatory agency may refuse or delay approval of our product candidates for failure to collect sufficient clinical or animal safety data and require us or our collaborators to conduct additional clinical or animal safety studies which may cause lengthy delays and increased costs to our programs. For example, the approval of Baxalta’s HYQVIA Biologic License Application (BLA) was delayed until we and Baxalta provided additional preclinical data sufficient to address concerns regarding non-neutralizing antibodies to rHuPH20 that were detected in the registration trial. Although these antibodies have not been associated with any known adverse clinical effects, and the HYQVIA BLA was approved by the FDA in September 2014, we cannot assure you that they will not arise and have an adverse impact on future development of products which include rHuPH20, future sales of Hylenex recombinant, our ability to enter into collaborations, or be raised by the FDA or other health authorities in connection with testing or approval of products including rHuPH20.
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
As with most pharmaceutical products, use of our product candidates or those of our collaborators could be associated with side effects or adverse events which can vary in severity (from minor reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of our product candidates or those of our collaborators may be observed at any time, including in clinical trials or when a product is commercialized, and any such side effects or adverse events may negatively affect our or our collaborators’ ability to obtain or maintain regulatory approval or market our product candidates. Side effects such as toxicity or other safety issues associated with the use of our product candidates or those of our collaborators could require us or our collaborators to perform additional studies or halt development or commercialization of these product candidates or expose us to product liability lawsuits which will harm our business. We or our collaborators may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical product candidates which we have not planned or anticipated. Furthermore, there can be no assurance that we or our collaborators will resolve any issues related to any product related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition. For example, in April 2014, a clinical hold was placed on patient enrollment and dosing of PEGPH20 in Study 202 as a result of a possible difference in the Thromboembolic (TE) event rate that had been observed at that time in the trial between the group of patients treated with PEGPH20 versus the group of patients treated without PEGPH20. The clinical hold was lifted by the FDA in June 2014, and we have completed enrollment and resumed dosing of PEGPH20 in Study 202 under a revised clinical protocol. We and the data monitoring committee for Study 202 continue to closely monitor the occurrence of TE events in enrolled patients after the protocol amendments. While the pre-specified TE event rate analysis established in the protocol at the time of the clinical hold in 2014 has been passed, the continuation of Study 202 may be halted again if the FDA determines that imbalances in safety findings, including TE events, occur.
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
If we or any party to a key collaboration agreement fail to perform material obligations under such agreement, or if a key collaboration agreement is terminated for any reason, our business could significantly suffer.
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

•
completion of clinical trials may be delayed for a variety of reasons including the amount of time it may take to identify and enroll patients with high levels of HA in our target population and the ability to procure drug supply required in clinical trial protocols;

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

•
a regulatory agency may approve only a narrow use of our product or may require additional safety monitoring and reporting through Risk Evaluation and Mitigation Strategies (REMS) or conditions to assure safe use programs;

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
Our development and commercialization collaborators are responsible for providing certain proprietary materials that are essential components of our collaboration products and product candidates. For example, Roche is responsible for producing the Herceptin and MabThera required for its subcutaneous products and Baxalta is responsible for producing the GAMMAGARD LIQUID for its product, HYQVIA. If a collaborator, or any applicable third party service provider of a collaborator, encounters difficulties in the manufacture, storage, delivery, fill, finish or packaging of the collaboration product or product candidate or component of such product or product candidate, such difficulties could (i) cause the delay of clinical trials or otherwise delay or prevent the regulatory approval of collaboration product candidates; and/or (ii) delay or prevent the effective commercialization of collaboration products. Such delays could have a material adverse effect on our business and financial condition.
We rely on third parties to manufacture, prepare, fill, finish and package our products and product candidates, and if such third parties should fail to perform, our commercialization and development efforts for our products and product candidates could be delayed or stopped.
We rely on third parties to manufacture, prepare, fill, finish, package, store and ship our products and product candidates on our behalf. If we are unable to locate third parties to perform these functions on terms that are acceptable to us, or if the third parties we identify fail to perform their obligations, the progress of clinical trials could be delayed or even suspended and the commercialization of approved product candidates could be delayed or prevented. In addition, we are scaling up our manufacturing of PEGPH20 with third party suppliers to support additional clinical trials, including the Phase 3 trial, and ultimately, if approved, potential commercial supply. If our contract manufacturers are unable to successfully manufacture and supply PEGPH20, the progress of our clinical trials could be delayed or halted for a period of time.
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
Our success depends on the performance of key management and scientific employees with relevant experience. For example, in order to pursue our current business strategy, we will need to recruit and retain personnel experienced in oncology drug development which is a highly competitive market for talent. We depend substantially on our ability to hire, train, motivate and retain high quality personnel, especially our scientists and management team. Particularly in view of the small number of employees on our staff to cover our numerous programs and key functions, if we are unable to retain existing personnel or identify or hire additional personnel, we may not be able to research, develop, commercialize or market our products and product candidates as expected or on a timely basis and we may not be able to adequately support current and future alliances with strategic collaborators. Our use of domestic and international third-party contractors, consultants and staffing agencies also subjects us to potential co-employment liability claims.
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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, the high and low sales prices of our common stock during the twelve months ended March 31, 2016 were $25.25 and $6.96, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

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
There have been no material changes in our market risks during the quarter ended March 31, 2016.
As of March 31, 2016, our cash equivalents and marketable securities consisted of investments in U.S. Treasury securities, money market funds and corporate debt obligations. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. As of March 31, 2016, based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On May 4, 2016, Kathryn E. Falberg resigned from the Board of Directors, effective immediately, to allow her to devote more time to her other current and planned business activities.

Item 6.	Exhibits

3.1	Composite Certificate of Incorporation (1)

3.2	Bylaws, as amended (2)

3.3	Certificate of Elimination of Series A Preferred Stock (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2013 (File No. 001-32335).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 12, 2011 (File No. 001-32335).

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 6, 2016 (File No. 001-32335).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	May 9, 2016	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 9, 2016	/s/ Laurie D. Stelzer
Laurie D. Stelzer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)