Form 10-Q
period 2016-06-30
HALOZYME THERAPEUTICS INC
filed 2016-08-09
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 129,414,080 as of August 2, 2016.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$61,233	$43,292
Marketable securities, available-for-sale	168,757	65,047
Accounts receivable, net	23,227	32,410
Inventories	10,755	9,489
Prepaid manufacturing costs	16,740	16,155
Prepaid expenses and other assets	3,632	5,379
Total current assets	284,344	171,772
Property and equipment, net	4,682	3,943
Prepaid expenses and other assets	6,601	5,574
Restricted cash	500	500
Total assets	$296,127	$181,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,650	$4,499
Accrued expenses	23,851	26,792
Deferred revenue, current portion	8,096	9,304
Current portion of long-term debt	3,288	21,862
Total current liabilities	38,885	62,457
Deferred revenue, net of current portion	41,872	43,919
Long-term debt, net	204,850	27,971
Other long-term liabilities	600	4,443
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 200,000 shares authorized; 129,411 and 128,152 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	129	128
Additional paid-in capital	538,585	525,628
Accumulated other comprehensive income (loss)	216	(99)
Accumulated deficit	(529,010)	(482,658)
Total stockholders’ equity	9,920	42,999
Total liabilities and stockholders’ equity	$296,127	$181,789
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Product sales, net	$13,699	$12,342	$26,639	$22,202
Royalties	12,272	6,382	23,659	13,157
Revenues under collaborative agreements	7,365	24,660	25,537	26,691
Total revenues	33,336	43,384	75,835	62,050
Operating expenses:
Cost of product sales	8,308	8,144	16,070	14,638
Research and development	35,530	21,195	75,630	37,879
Selling, general and administrative	11,221	9,814	22,027	19,213
Total operating expenses	55,059	39,153	113,727	71,730
Operating (loss) income	(21,723)	4,231	(37,892)	(9,680)
Other income (expense):
Investment and other income, net	397	87	626	189
Interest expense	(5,249)	(1,299)	(9,125)	(2,598)
Net (loss) income before income taxes	(26,575)	3,019	(46,391)	(12,089)
Income tax expense	300	—	300	—
Net (loss) income	$(26,875)	$3,019	$(46,691)	$(12,089)

Net (loss) income per share:
Basic	$(0.21)	$0.02	$(0.37)	$(0.10)
Diluted	$(0.21)	$0.02	$(0.37)	$(0.10)

Shares used in computing net (loss) income per share:
Basic	127,958	126,144	127,787	125,723
Diluted	127,958	134,507	127,787	125,723
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(26,875)	$3,019	$(46,691)	$(12,089)
Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities	128	(13)	315	1
Total comprehensive (loss) income	$(26,747)	$3,006	$(46,376)	$(12,088)
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,

	2016	2015
Operating activities:
Net loss	$(46,691)	$(12,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	12,188	10,035
Depreciation and amortization	1,112	816
Non-cash interest expense	1,843	528
Payment-in-kind interest expense on long-term debt	5,478	—
Amortization of premiums on marketable securities, net	397	548
Changes in operating assets and liabilities:
Accounts receivable, net	9,183	(589)
Inventories	(1,266)	(1,317)
Prepaid expenses and other assets	120	(1,436)
Accounts payable and accrued expenses	(4,811)	1,691
Deferred revenue	(3,254)	(2,957)
Other liabilities	(167)	(131)
Net cash used in operating activities	(25,868)	(4,901)
Investing activities:
Purchases of marketable securities	(138,399)	(33,184)
Proceeds from maturities of marketable securities	34,608	33,925
Purchases of property and equipment	(2,266)	(390)
Net cash (used in) provided by investing activities	(106,057)	351
Financing activities:
Proceeds from issuance of long-term debt, net	203,005	—
Repayment of long-term debt	(54,250)	—
Proceeds from issuance of common stock under equity incentive plans, net	1,111	10,930
Net cash provided by financing activities	149,866	10,930
Net increase in cash and cash equivalents	17,941	6,380
Cash and cash equivalents at beginning of period	43,292	61,389
Cash and cash equivalents at end of period	$61,233	$67,769
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
We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Baxalta US Inc. and Baxalta GmbH (Baxalta Incorporated was acquired by Shire plc in June 2016) (“Baxalta”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), and Eli Lilly and Company (“Lilly”). We receive royalties from two of these collaborations, including royalties from sales of one product approved in both the United States and outside the United States from the Baxalta collaboration and from sales of two products approved for marketing outside the United States from the Roche collaboration. Future potential revenues from the sales and/or royalties of our approved products, product candidates, and ENHANZE collaborations will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
Our proprietary development pipeline consists primarily of clinical stage product candidates in oncology. Our lead oncology program is PEGPH20 (PEGylated recombinant human hyaluronidase), a molecular entity we are developing in combination with currently approved cancer therapies as a candidate for the systemic treatment of tumors that accumulate HA. We have demonstrated that when HA accumulates in a tumor, it can cause higher pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. PEGPH20 has been demonstrated in animal models to work by temporarily degrading HA surrounding cancer cells resulting in reduced pressure and increased blood flow to the tumor thereby enabling increased amounts of anticancer treatments administered concomitantly gaining access to the tumor. We are currently in Phase 2 and Phase 3 clinical testing for PEGPH20 with gemcitabine and nab-paclitaxel (ABRAXANE®) in stage IV pancreatic ductal adenocarcinoma (“PDA”) (Studies 109-202 and 109-301), in Phase 1b clinical testing for PEGPH20 with docetaxel (Taxotere®) in non-small cell lung cancer (Study 107-201), in Phase 1b clinical testing for PEGPH20 with KEYTRUDA® in non-small cell lung cancer and gastric cancer (Study 107-101) and in Phase 1b/2 clinical testing for PEGPH20 with eribulin (HALAVEN®) in first line and second line HER2-negative high-HA metastatic breast cancer.
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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 supersedes the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and requires equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of ASU 2016-01. ASU 2016-01 requires public business entities that are required to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion consistent with Topic 820, Fair Value Measurement. ASU 2016-01 is effective for interim and annual reporting periods beginning on January 1, 2018. Entities should apply the amendments by means of a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of ASU 2016-01. We currently do not hold equity securities, and we are evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires companies to classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. For public business entities, the guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all companies in any interim or annual period. The guidance may be adopted on either a prospective or retrospective basis. We elected to early adopt ASU 2015-17 on January 1, 2016. There was no impact on our consolidated financial statements and related disclosures.
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
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-03. We adopted ASU 2015-03 on January 1, 2016. There was no material impact on our consolidated financial statements and related disclosures.

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
Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At June 30, 2016 and December 31, 2015, restricted cash of $0.5 million was pledged as collateral for the letters of credit.

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
Available-for-sale marketable securities consist of corporate debt securities, U.S. Treasury securities and commercial paper, and are measured at fair value using Level 2 inputs. Level 2 financial instruments are valued using market prices on less active markets and proprietary pricing valuation models with observable inputs, including interest rates, yield curves, maturity dates, issue dates, settlement dates, reported trades, broker-dealer quotes, issue spreads, benchmark securities or other market related data. We obtain the fair value of Level 2 investments from our investment manager, who obtains these fair values from a third-party pricing source. We validate the fair values of Level 2 financial instruments provided by our investment manager by comparing these fair values to a third-party pricing source.
The following table summarizes, by major financial instrument type, our cash equivalents and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2016			December 31, 2015
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$41,783	$—	$41,783	$38,595	$—	$38,595

Available-for-sale marketable securities:
Corporate debt securities	—	72,630	72,630	—	62,052	62,052
U.S. Treasury securities	88,165	—	88,165	—	—	—
Commercial paper	—	7,962	7,962	—	2,995	2,995
	$129,948	$80,592	$210,540	$38,595	$65,047	$103,642
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2016. We had no financial instruments that were classified within Level 3 as of June 30, 2016 and December 31, 2015.

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
As of June 30, 2016 and December 31, 2015, inventories consisted of $2.8 million and $1.4 million of Hylenex recombinant inventory, respectively, and $8.0 million and $8.1 million of bulk rHuPH20, respectively, for use in the manufacture of Balxalta’s and Roche’s collaboration products.
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

Allowances for product returns and chargebacks are based on amounts owed or to be claimed on the related sales. We believe that our estimated product returns for Hylenex recombinant requires a high degree of judgment and is subject to change based on our experience and certain quantitative and qualitative factors. In order to develop a methodology to reliably estimate future returns and provide a basis for recognizing revenue on sales to wholesale distributors, we analyze many factors, including, without limitation: (1) actual Hylenex recombinant product return history, taking into account product expiration dating at the time of shipment, (2) re-order activities of the wholesalers as well as their customers and (3) levels of inventory in the wholesale channel. We have monitored actual return history on an individual product lot basis since product launch. We consider the dating of product at the time of shipment into the distribution channel and changes in the estimated levels of inventory within the distribution channel to estimate our exposure to returned product. We also consider historical chargebacks activity and current contract prices to estimate our exposure to returned product. Based on such data, we believe we have the information needed to reasonably estimate product returns and chargebacks.
We recognize product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Because of the shelf life of Hylenex recombinant and our lengthy return period, there may be a significant period of time between when the product is shipped and when we issue credits on returned product. If actual product return results differ from our estimates, we will be required to make adjustments to these allowances in the future, which could have an effect on product sales revenue and earnings in the period of adjustments.
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
Revenues under Collaborative Agreements
We have entered into license and collaboration agreements under which our collaborators obtained worldwide rights for the use of our proprietary rHuPH20 enzyme in the development and commercialization of their biologic compounds identified as targets. These agreements may also contain other elements. Pursuant to the terms of these agreements, collaborators could be required to make various payments to us for each target, including nonrefundable upfront license fees, exclusivity fees, payments based on achievement of specified milestones designated in the collaborative agreements, annual maintenance fees, reimbursements of research and development services, payments for supply of bulk rHuPH20 used by the collaborator and/or royalties on sales of products resulting from collaborative agreements.
In order to account for the multiple-element arrangements, we identify the deliverables included within the collaborative agreement and evaluate which deliverables represent units of accounting. We then determine the appropriate method of revenue recognition for each unit based on the nature and timing of the delivery process. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. The deliverables under our collaborative agreements include (i) the license to our rHuPH20 technology, (ii) at the collaborator’s request, research and development services which are reimbursed at contractually determined rates, and (iii) at the collaborator’s request, supply of bulk rHuPH20 which is reimbursed at our cost plus a margin. A delivered item is considered a separate unit of accounting when the delivered item has value to the collaborator on a standalone basis based on the consideration of the relevant facts and circumstances for each arrangement. We base this determination on the collaborators’ ability to use the delivered items on their own without us supplying undelivered items, which we determine taking into consideration factors such as the research capabilities of the collaborator, the availability of research expertise in this field in the general marketplace, and the ability to procure the supply of bulk rHuPH20 from the market place.
Arrangement consideration is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (“VSOE”) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, we use our best estimate of the selling price for the deliverable. The amount of allocable arrangement consideration is limited to amounts that are not contingent upon the delivery of additional items or meeting other specified performance conditions. The consideration received is allocated among the separate units of accounting and the applicable revenue recognition criteria are applied to each of the separate units. Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but do not change the total revenue recognized under any agreement.
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
Clinical Trial Expenses
Payments in connection with our clinical trials are often made under contracts with multiple contract research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee, unit price or on a time and materials basis. A portion of our obligation to make payments under these contracts depends on factors such as the successful enrollment or treatment of patients or the completion of other clinical trial milestones.
Expenses related to clinical trials are accrued based on our estimates and/or representations from service providers regarding work performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials. Other incidental costs related to patient enrollment or treatment are accrued when reasonably certain. If the amounts we are obligated to pay under our clinical trial agreements are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), we adjust our accruals accordingly on a prospective basis. Revisions to our contractual payment obligations are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. Historically, such revisions to our clinical trial expense accruals have not had a material impact on our consolidated results of operations or financial position.
Share-Based Compensation
We record compensation expense associated with stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and RSUs with performance conditions (“PRSUs”) in accordance with the authoritative guidance for stock-based compensation. The cost of employee services received in exchange for an award of an equity instrument is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period of the award. Share-based compensation expense for an award with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. Forfeitures are recognized as a reduction of Share-based compensation expense as they occur.

Income Taxes
We provide for income taxes using the liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities at each year end and their respective tax bases and are measured using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Significant judgment is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and the valuation allowance to record against our net deferred tax assets, which are based on complex and evolving tax regulations throughout the world. Deferred tax assets and other tax benefits are recorded when it is more likely than not that the position will be sustained upon audit. Valuation allowances have been established to reduce our net deferred tax assets to zero, as we believe that it is more likely than not that such assets will not be realized. The interim tax provision is calculated using the estimated effective tax rate expected to be applicable for the full year. During the three and six months ended June 30, 2016, we recognized $0.3 million in income tax expense, comprising U.S. federal alternative minimum tax.
Net (Loss) Income Per Share
Basic net (loss) income per common share is computed by dividing net (loss) income for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Outstanding stock options, unvested RSAs, unvested RSUs and unvested PRSUs are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. For the three months ended June 30, 2016 and 2015, approximately 13.2 million and 0.4 million shares, respectively, of outstanding stock options, unvested RSAs, unvested RSUs and unvested PRSUs were excluded from the calculation of diluted net (loss) income per common share because their effect was anti-dilutive. For the six months ended June 30, 2016 and 2015, approximately 13.2 million and 9.2 million shares, respectively, of outstanding stock options, unvested RSAs, unvested RSUs and unvested PRSUs were excluded from the calculation of diluted net loss per common share because a net loss was reported in each of these periods and therefore their effect was anti-dilutive.
Segment Information
We operate our business in one segment, which includes all activities related to the research, development and commercialization of our proprietary enzymes. This segment also includes revenues and expenses related to (i) research and development and bulk rHuPH20 manufacturing activities conducted under our collaborative agreements with third parties and (ii) product sales of Hylenex recombinant. Our chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment.
3. Marketable Securities
Available-for-sale marketable securities consisted of the following (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$72,592	$43	$(5)	$72,630
U.S. Treasury securities	87,986	178	—	88,164
Commercial paper	7,963	—	—	7,963
	$168,541	$221	$(5)	$168,757

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$62,151	$—	$(99)	$62,052
Commercial paper	2,995	—	—	2,995
	$65,146	$—	$(99)	$65,047
As of June 30, 2016, $144.7 million of our available-for-sale marketable securities were scheduled to mature within the next 12 months. As of June 30, 2016, we had six available-for-sale marketable securities in a gross unrealized loss position, all of which had been in such position for less than 12 months. Based on our review of these marketable securities, we believe there were no other-than-temporary impairments on these marketable securities as of June 30, 2016 because we do not intend to sell these marketable securities prior to maturity and it is not more likely than not that we will be required to sell these marketable securities before the recovery of their amortized cost basis.
4. Collaborative Agreements
Roche Collaboration
In December 2006, we and Roche entered into a collaboration and license agreement, under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 and up to thirteen Roche target compounds (the “Roche Collaboration”). As of June 30, 2016, Roche has elected a total of five targets, two of which are exclusive, and retains the option to develop and commercialize rHuPH20 with three additional targets. In August 2013, Roche received European marketing approval for its collaboration product, Herceptin SC, for the treatment of patients with HER2-positive breast cancer and launched Herceptin SC in the European Union (“EU”) in September 2013. In March 2014, Roche received European marketing approval for its collaboration product, MabThera SC, for the treatment of patients with common forms of non-Hodgkin lymphoma (“NHL”). In June 2014, Roche launched MabThera SC in the EU.
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
Payments received from Roche, excluding royalties and reimbursements for providing research and development services and supplying bulk rHuPH20, since inception of the collaboration agreement are as follows (in thousands):

As of June 30, 2016
Upfront license fee payment for the application of rHuPH20 to the initial exclusive targets	$20,000
Election of additional exclusive targets and annual license maintenance fees for the right to designate the remaining targets as exclusive targets	23,000
Clinical development milestone payments	13,000
Regulatory milestone payments	8,000
Sales-based milestone payments	15,000
Total payments received	$79,000
Due to our continuing involvement obligations (for example, support activities associated with rHuPH20), revenues from the upfront payment, exclusive designation fees, annual license maintenance fees and sales-based milestone payments were deferred and are being amortized over the remaining term of the Roche Collaboration.
For both the three months ended June 30, 2016 and 2015, we recognized $0.8 million of Roche deferred revenues, excluding reimbursements for providing research and development services and supplying bulk rHuPH20, as revenues under collaborative agreements. For the six months ended June 30, 2016 and 2015, we recognized $1.7 million and $1.6 million, respectively, of Roche deferred revenues, excluding reimbursements for providing research and development services, as revenues under collaborative agreements. Roche deferred revenues, excluding deferred revenues related to reimbursements for providing research and development services, were $37.4 million and $39.0 million as of June 30, 2016 and December 31, 2015, respectively.
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
Payments received from Baxalta, excluding royalties and reimbursements for providing research and development services and supplying bulk rHuPH20, since inception of the collaboration agreement are as follows (in thousands):

As of June 30, 2016
Upfront license fee payment for the application of rHuPH20 to the initial exclusive target	$10,000
Regulatory milestone payments	3,000
Sales-based milestone payments	4,000
Total payments received	$17,000
Due to our continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), the upfront license fee and sales-based milestone payments were deferred and are being recognized over the term of the Baxalta Collaboration.
For both the three months ended June 30, 2016 and 2015, we recognized $0.2 million of Baxalta deferred revenues as revenues under collaborative agreements. For both the six months ended June 30, 2016 and 2015, we recognized $0.4 million of Baxalta deferred revenues as revenues under collaborative agreements. Baxalta deferred revenues totaled $8.6 million and $9.0 million as of June 30, 2016 and December 31, 2015, respectively.
Other Collaborations
In December 2015, we and Lilly entered into a collaboration and license agreement, under which Lilly has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Lilly proprietary biologics directed at up to five targets (the “Lilly Collaboration”). Targets, once selected, will be on an exclusive, global basis. As of June 30, 2016, Lilly has elected two specified exclusive targets and one specified semi-exclusive target. Lilly has the right to elect up to two additional targets for additional fees. The upfront license payment may be followed by event-based payments subject to Lilly’s achievement of specified development, regulatory and sales-based milestones. In addition, Lilly will pay royalties to us if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the Lilly Collaboration continues in effect until the later of: (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Lilly Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. In the event such valid claims expire, the royalty rate is reduced for the remaining royalty term. Lilly may terminate the agreement prior to expiration for any reason in its entirety upon 60 days prior written notice to us. Upon any such termination, the license granted to Lilly (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
In June 2015, we and AbbVie entered into a collaboration and license agreement, under which AbbVie has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with AbbVie proprietary biologics directed at up to nine targets (the “AbbVie Collaboration”). Targets, once selected, will be on an exclusive, global basis. As of June 30, 2016, AbbVie has elected one specified exclusive target, TNF alpha. AbbVie has announced plans to develop rHuPH20 with adalimumab (HUMIRA®) which may allow reduced number of induction injections and deliver additional performance benefits. AbbVie has the right to elect up to eight additional targets for additional fees. The upfront license payment may be followed by event-based payments subject to AbbVie’s achievement of specified development, regulatory and sales-based milestones. In addition, AbbVie will pay tiered royalties to us if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the AbbVie Collaboration continues in effect until the later of: (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the AbbVie Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. In the event such valid claims expire, the royalty rate is reduced for the remaining royalty term. AbbVie may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 90 days prior written notice to us. Upon any such termination, the license granted to AbbVie (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
In December 2014, we and Janssen entered into a collaboration and license agreement, under which Janssen has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Janssen proprietary biologics directed at up to five targets (the “Janssen Collaboration”). Targets, once selected, will be on an exclusive, global basis. As of June 30, 2016, Janssen has elected one specified exclusive target, CD38. Janssen has the right to elect four additional targets in the future upon payment of additional fees. In addition, Janssen will pay royalties to us if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the Janssen Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Janssen Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. In the event such valid claims expire, the royalty rate is reduced for the remaining royalty term. Janssen may terminate the agreement prior to expiration for any reason in its entirety or on a product-by-product basis upon 90 days prior written notice to us. Upon any such termination, the license granted to Janssen (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Pfizer proprietary biologics directed at up to six targets (the “Pfizer Collaboration”). Targets may be selected on an exclusive or non-exclusive basis. As of June 30, 2016, Pfizer has elected five specified exclusive targets. One of the targets is proprotein convertase subtilisin/kexin type 9, also known as PCSK9. Pfizer has the right to elect one additional target in the future upon payment of additional fees. In addition, Pfizer will pay royalties to us if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the Pfizer Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Pfizer Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. Royalties are subject to adjustment as set forth in the agreement. Pfizer may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 30 days prior written notice to us. Upon any such termination, the license granted to Pfizer (in total or with respect to the terminated target, as applicable) will terminate, provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
Payments received from other collaborators for upfront license fees, license fees for the election of additional targets, maintenance fees and event-based payments since inception of the collaboration agreements are as follows (in thousands):

As of June 30, 2016
Lilly	$33,000
AbbVie	29,000
Janssen	15,250
Pfizer	16,500
Total payments received	$93,750

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
The amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (non-contingent amount). As such, we excluded from the allocable arrangement consideration the event-based payments, milestone payments, annual exclusivity fees and royalties regardless of the probability of receipt. Based on the results of our analysis, we allocated the $12.5 million license fees from Pfizer, the $15.3 million license fee from Janssen, the $23.0 million upfront license fee from AbbVie and the $33.0 million license fees from Lilly to the license fee deliverable under each of the arrangements. We determined that the upfront payments were earned upon the granting of the worldwide, exclusive right to our technology to the collaborators in these arrangements. As a result, we recognized the $12.5 million license fees under the Pfizer Collaboration, the $15.3 million license fee under the Janssen Collaboration, the $23.0 million upfront license fee under the AbbVie Collaboration, and the $33.0 million license fees under the Lilly Collaboration as revenues under collaborative agreements in the period when such license fees were earned. We recognized revenues of $6.0 million related to event-based payments or milestone payments under these collaborations for both the three and six months ended June 30, 2016. We did not recognize any such revenues for the three and six months ended June 30, 2015.
The collaborators are each solely responsible for the development, manufacturing and marketing of any products resulting from their respective collaborations. We are entitled to receive payments for research and development services and supply of bulk rHuPH20 if requested by any collaborator. We recognize amounts allocated to research and development services as revenues under collaborative agreements as the related services are performed. We recognize amounts allocated to the sales of bulk rHuPH20 as revenues under collaborative agreements when such bulk rHuPH20 has met all required specifications by the collaborators and the related title and risk of loss and damages have passed to the collaborators. We cannot predict the timing of delivery of research and development services and bulk rHuPH20 as they are at the collaborators’ requests.
Pursuant to the terms of our collaboration agreements with Roche and Pfizer, certain future payments meet the definition of a milestone in accordance with the Milestone Method of Accounting. We are entitled to receive additional milestone payments under our collaboration agreements with Roche and Pfizer for the successful development of the elected targets in the aggregate of up to $62.5 million upon achievement of specified clinical development milestone events and up to $12.0 million upon achievement of specified regulatory milestone events in connection with specified regulatory filings and receipt of marketing approvals.

5. Certain Balance Sheet Items
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Accounts receivable from product sales to collaborators	$16,575	$4,996
Accounts receivable from other product sales	2,467	2,442
Accounts receivable from revenues under collaborative agreements	5,001	25,939
Subtotal	24,043	33,377
Allowance for distribution fees and discounts	(816)	(967)
Total accounts receivable, net	$23,227	$32,410
Inventories consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$1,335	$677
Work-in-process	8,779	8,481
Finished goods	641	331
Total inventories	$10,755	$9,489
Prepaid expenses and other assets consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Prepaid research and development expenses	$8,044	$9,225
Other prepaid expenses	1,520	1,198
Other assets	669	530
Total prepaid expenses and other assets	10,233	10,953
Less long-term portion	6,601	5,574
Total prepaid expenses and other assets, current	$3,632	$5,379
Property and equipment, net consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Research equipment	$10,159	$9,666
Computer and office equipment	2,678	2,570
Leasehold improvements	2,739	2,025
Subtotal	15,576	14,261
Accumulated depreciation and amortization	(10,894)	(10,318)
Property and equipment, net	$4,682	$3,943
Depreciation and amortization expense totaled $0.6 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively, and $1.1 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively.

Accrued expenses consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued outsourced research and development expenses	$10,995	$8,617
Accrued compensation and payroll taxes	5,993	8,636
Accrued outsourced manufacturing expenses	3,120	6,205
Other accrued expenses	3,773	4,118
Total accrued expenses	23,881	27,576
Less long-term accrued outsourced research and development expenses	30	784
Total accrued expenses, current	$23,851	$26,792
Long-term accrued outsourced research and development is included in other long-term liabilities in the condensed consolidated balance sheets.
Deferred revenue consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Collaborative agreements
License fees and event-based payments:
Roche	$37,374	$39,038
Other	8,591	9,724
	45,965	48,762
Reimbursement for research and development services	4,003	4,461
Total deferred revenue	49,968	53,223
Less current portion	8,096	9,304
Deferred revenue, net of current portion	$41,872	$43,919
6. Long-Term Debt, Net
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty LLC (“Halozyme Royalty”), we received a $150 million loan (the “Royalty-backed Loan”) pursuant to a credit agreement (the “Credit Agreement”) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the “Royalty-backed Lenders”). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (“Collaboration Agreements”). The royalty payments from the Collaboration Agreements will be used to repay the principal and interest on the loan (the “Royalty Payments”).  The Royalty-backed loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. The interest rate as of June 30, 2016 was 9.45%.
The Credit Agreement provides that none of the Royalty Payments are required to be applied to the Royalty-backed Loan prior to January 1, 2017, 50% of the Royalty Payments are required to be applied to the Royalty-backed Loan between January 1, 2017 and January 1, 2018 and thereafter all Royalty Payments must be applied to the Royalty-backed Loan. However, the amounts available to repay the Royalty-backed Loan are subject to caps of $13.75 million per quarter in 2017, $18.75 million per quarter in 2018, $21.25 million per quarter in 2019 and $22.5 million per quarter in 2020 and thereafter. Amounts available to repay the Royalty-backed Loan will be applied first, to pay interest and second, to repay principal on the Royalty-backed Loan. Any accrued interest that is not paid on any applicable quarterly payment date, as defined, will be capitalized and added to the principal balance of the Royalty-backed Loan on such date. Halozyme Royalty will be entitled to receive and distribute to Halozyme any Royalty Payments that are not required to be applied to the Royalty-backed Loan or which are in excess of the foregoing caps.
Because the repayment of the term loan is contingent upon the level of Royalty Payments received, the repayment term may be shortened or extended depending on the actual level of Royalty Payments. The final maturity date of the Royalty-backed Loan will be the earlier of (i) the date when principal and interest is paid in full, (ii) the termination of Halozyme Royalty’s right to receive royalties under the Collaboration Agreements, and (iii) December 31, 2050.  Currently, we estimate that the loan will be repaid in the first quarter of 2020. This estimate could be adversely affected and the repayment period could be extended if future royalty amounts are less than currently expected. Under the terms of the Credit Agreement, at any time after January 1, 2019, Halozyme Royalty may, subject to certain limitations, prepay the outstanding principal of the Royalty-backed Loan in whole or in part, at a price equal to 105% of the outstanding principal on the Royalty-backed Loan, plus accrued but unpaid interest. The Royalty-backed Loan constitutes an obligation of Halozyme Royalty, and is non-recourse to Halozyme. Halozyme Royalty retains its right to the Royalty Payments following repayment of the loan.
As of June 30, 2016, we were in compliance with all material covenants under the Royalty-backed Loan Agreement and there was no material adverse change in our business, operations or financial condition.
During the six months ended June 30, 2016, accrued interest in the amount of $5.5 million was capitalized and added to the principal balance of the Royalty-backed Loan. In addition, we recorded related accrued interest on the debt of $0.6 million as of June 30, 2016.
In connection with the Royalty-backed Loan, we paid the Lenders a fee of $1.5 million and incurred additional debt issuance costs totaling $0.4 million, which includes expenses that we paid on behalf of the Royalty-backed Lenders and expenses incurred directly by us. Debt issuance costs and the lender fee have been netted against the debt as of June 30, 2016, and are being amortized over the estimated term of the debt using the effective interest method. For the three and six months ended June 30, 2016, the Company recognized interest expense, including amortization of the debt discount, related to the Royalty-backed Loan of $3.8 million and $6.4 million, respectively. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short- and long-term classification of these costs, as well as the period over which these costs will be amortized. The outstanding balance of the Royalty-backed Loan as of June 30, 2016 was $153.8 million, inclusive of payment-in-kind interest expense of $5.5 million and net of unamortized debt discount of $1.7 million.
Oxford and SVB Loan and Security Agreement
In December 2013, we entered into an Amended and Restated Loan and Security Agreement (the “Original Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (collectively, the “Lenders”), amending and restating in its entirety our previous loan agreement with the Lenders, dated December 2012. The Original Loan Agreement provided for an additional $20 million principal amount of new term loan, bringing the total term loan balance to $50 million. The amended term loan facility was scheduled to mature on January 1, 2018.
In January 2015, we entered into the second amendment to the Original Loan Agreement with the Lenders, amending and restating the loan repayment schedules of the Original Loan Agreement. The amended and restated term loan repayment schedule provided for interest only payments through January 2016, followed by consecutive equal monthly payments of principal and interest in arrears starting in February 2016 and continuing through the previously established maturity date of January 1, 2018. Consistent with the original loan, the amended Original Loan Agreement provided for a 7.55% interest rate on the term loan and a final payment equal to 8.5% of the original principal amount, or $4.25 million, which was due when the term loan became due or upon the prepayment of the facility.

In June 2016, we entered into a new Loan and Security Agreement (the “Loan Agreement”) with the Lenders, providing a senior secured loan facility of up to an aggregate principal amount of $70.0 million. Upon entering the loan, we drew $55.0 million at an annual interest rate of 8.25% and used a portion of the proceeds to pay the outstanding principal and final payment owed on the Original Loan Agreement. The remaining proceeds are to be used for working capital and general business requirements. We have the option to draw the remaining $15.0 million during the second quarter of 2017 at an annual interest rate equal to the then-current prime rate as reported in The Wall Street Journal plus 4.75%. The term loan repayment schedule provides for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of January 1, 2021. The Loan Agreement provides for a final payment equal to 5.50% of the initial $55.0 million principal amount and, if we exercise our option to draw an additional $15.0 million in 2017, 7.25% of the principal amount of the second draw. The final payment is due when the term loan becomes due or upon the prepayment of the facility. We have the option to prepay the outstanding balance of the term loan in full, subject to a prepayment fee of 2% in the first year and 1% in the second year of the term loan.
In connection with the term loan, the debt offering costs have been recorded as a debt discount in our condensed consolidated balance sheets which, together with the final payment and fixed interest rate payments, are being amortized and recorded as interest expense throughout the life of the term loan using the effective interest rate method.
The term loan is secured by substantially all of the assets of the Company and our subsidiary, Halozyme, Inc., except that the collateral does not include any equity interests in Halozyme, Inc., any of our intellectual property (including all licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The Loan Agreement contains customary representations, warranties and covenants by us, which covenants limit our ability to convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses currently engaged in by us or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; make payments on any subordinated debt; enter into transactions with any of our affiliates outside of the ordinary course of business or permit our subsidiaries to do the same; and make any voluntary prepayment of or modify certain terms of the Royalty-backed Loan. In addition, subject to certain exceptions, we are required to maintain with SVB our primary deposit accounts, securities accounts and commodities, and to do the same for our subsidiary, Halozyme, Inc.
The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain of our obligations under the Loan Agreement and the occurrence of a material adverse change which is defined as a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral or the occurrence of an event of default under the Royalty-backed Loan. In the event of default by us under the Loan Agreement, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement, which could harm our financial condition.
 As of June 30, 2016, we were in compliance with all material covenants under the Loan Agreement and there was no material adverse change in our business, operations or financial condition.
Interest expense, including amortization of the debt discount, related to the Oxford and SVB loan totaled $1.4 million and $1.3 million for the three months ended June 30, 2016 and 2015, respectively, and $2.7 million and $2.6 million for the six months ended June 30, 2016 and 2015, respectively. There was no accrued interest as of June 30, 2016. Accrued interest, which is included in accrued expenses and other long-term liabilities, was $3.2 million as of December 31, 2015. The outstanding term loan balance was $54.4 million as of June 30, 2016, net of unamortized debt discount of $0.6 million.

7. Share-based Compensation
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$2,830	$2,902	$5,414	$4,999
Selling, general and administrative	3,541	3,003	6,774	5,036
Share-based compensation expense	$6,371	$5,905	$12,188	$10,035
Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	$4,068	$2,729	$7,776	$4,624
RSAs, RSUs and PRSUs	2,303	3,176	4,412	5,411
	$6,371	$5,905	$12,188	$10,035
Because we have a net operating loss carryforward as of June 30, 2016, no excess tax benefits for the tax deductions related to share-based awards were recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2016.
The Company granted stock options to purchase approximately 0.7 million and 0.9 million shares of the Company’s common stock during the three months ended June 30, 2016 and 2015, respectively, and 3.5 million and 2.5 million shares of the Company’s common stock during the six months ended June 30, 2016 and 2015, respectively. The exercise price of stock options granted is equal to the closing price of the Company’s common stock on the date of grant. We estimated fair value of each stock option granted on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes model”). Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation that we will not be making future dividend payments. The assumptions used in the Black-Scholes model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected volatility	69.6-70.2%	66.7-66.9%	67.5-70.2%	66.2-67.0%
Average expected term (in years)	5.4	5.6	5.4	5.6
Risk-free interest rate	1.24-1.39%	1.49-1.91%	1.24-1.73%	1.34-1.91%
Expected dividend yield	—	—	—	—

Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	June 30, 2016
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$46,353	3.0
RSAs	$11,710	2.8
RSUs	$10,436	3.1
PRSUs	$—	0.8
8. Stockholders’ Equity
During the six months ended June 30, 2016 and 2015, we issued an aggregate of 300,219 and 1,555,127 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $6.71 and $7.45 per share, respectively, for net proceeds of approximately $2.0 million and $11.6 million, respectively. For the six months ended June 30, 2016 and 2015, we issued 209,529 and 134,088 shares of common stock, respectively, upon vesting of certain RSUs for which the RSU holders surrendered 80,048 and 52,019 RSUs, respectively, to pay for minimum withholding taxes totaling approximately $0.8 million and $0.7 million, respectively. In addition, we issued 968,652 and 482,790 shares of common stock in connection with the grants of RSAs during the six months ended June 30, 2016 and 2015, respectively. Stock options, unvested RSUs, and PRSUs totaling approximately 11.8 million shares and 9.0 million shares of our common stock were outstanding as of June 30, 2016 and December 31, 2015, respectively.
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
As used in this report, unless the context suggests otherwise, references to “Halozyme,” “the Company,” “we,” “our,” “ours,” and “us” refer to Halozyme Therapeutics, Inc., its wholly owned subsidiary, Halozyme, Inc. and Halozyme Inc.’s wholly owned subsidiaries, Halozyme Holdings Ltd. and Halozyme Royalty LLC. References to “Notes” refer to the Notes to Condensed Consolidated Financial Statements included herein (refer to Item 1 of Part I).
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
We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Baxalta US Inc. and Baxalta GmbH (Baxalta Incorporated was acquired by Shire plc in June 2016) (Baxalta), Pfizer Inc. (Pfizer), Janssen Biotech, Inc. (Janssen), AbbVie, Inc. (AbbVie), and Eli Lilly and Company (Lilly). We receive royalties from two of these collaborations, including royalties from sales of one product approved in both the United States and outside the United States from the Baxalta collaboration and from sales of two products approved for marketing outside the United States from the Roche collaboration. Future potential revenues from the sales and/or royalties of our approved products, product candidates, and ENHANZE collaborations will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
Our proprietary development pipeline consists primarily of clinical stage product candidates in oncology. Our lead oncology program is PEGPH20 (PEGylated recombinant human hyaluronidase), a molecular entity we are developing in combination with currently approved cancer therapies as a candidate for the systemic treatment of tumors that accumulate HA. We have demonstrated that when HA accumulates in a tumor, it can cause higher pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. PEGPH20 has been demonstrated in animal models to work by temporarily degrading HA surrounding cancer cells resulting in reduced pressure and increased blood flow to the tumor thereby enabling increased amounts of anticancer treatments administered concomitantly gaining access to the tumor. We are currently in Phase 2 and Phase 3 clinical testing for PEGPH20 with gemcitabine and nab-paclitaxel (ABRAXANE®) in stage IV pancreatic ductal adenocarcinoma (PDA) (Studies 109-202 and 109-301), in Phase 1b clinical testing for PEGPH20 with docetaxel (Taxotere®) in non-small cell lung cancer (Study 107-201), in Phase 1b clinical testing for PEGPH20 with KEYTRUDA® in non-small cell lung cancer and gastric cancer (Study 107-101) and and in Phase 1b/2 clinical testing for PEGPH20 with eribulin (HALAVEN®) in first line and second line HER2-negative high-HA metastatic breast cancer.
Our second quarter of 2016 and recent highlights include:

•
In August 2016, after assessing recruitment and the enrollment of increasingly later line patients, we decided to discontinue the PRIMAL study of PEGPH20 with docetaxel in non-small cell lung cancer patients and focus on immuno-oncology therapy in our ongoing phase 1b study of PEGPH20 in combination with KEYTRUDA.

•
In July 2016, we resumed patient enrollment and dosing in our ongoing Phase 1b study evaluating PEGPH20 in combination with KEYTRUDA in relapsed lung and gastric cancer patients under a revised clinical protocol. The revised protocol has been submitted to all institutional review boards (IRB) and is pending feedback from the FDA. The majority of IRBs have approved the amended protocol allowing the study to resume.

•	In July 2016, we initiated a phase 1b/2 study with our partner, Eisai, exploring the combination of PEGPH20 and eribulin in first line and second line HER2-negative high-HA metastatic breast cancer.

•
In June 2016, we entered into an agreement with Oxford Finance LLC and Silicon Valley Bank to borrow $55.0 million at a fixed rate of 8.25%, and used the proceeds to refinance our existing long-term debt. The new facility provides for interest-only payments for the first 18 months followed by consecutive monthly payments of principal and interest until maturity on January 1, 2021. The agreement will result in a $22.0 million per year increase to the company's expected cash balance at the end of 2016 and 2017. The new loan facility also provides Halozyme the option to borrow an additional $15.0 million in 2017 at a fixed interest rate equal to the then current prime rate plus 4.75%.

•
In June 2016, we presented key efficacy and safety data from stage 1 of our phase 2 clinical study in metastatic pancreatic cancer patients treated with PEGPH20 at the 2016 American Society of Clinical Oncology annual conference. The results continue to show clinically meaningful efficacy for HA-high patients treated with PEGPH20 plus gemcitabine and ABRAXANE versus gemcitabine and ABRAXANE alone, including median progression free survival of 9.2 months versus 6.0 months. Safety data presented from stage 2 of the study continued to show a reduction in the rate of thromboembolic events in both treatment arms as compared to stage 1.

•
In May 2016, Roche announced that the European Medicines Agency approved Mabthera SC to treat patients with chronic lymphocytic leukemia, demonstrating the expansion of our Enhanze technology into a new indication.

•
In May 2016, Baxalta announced that HYQVIA received a marketing authorization from the European Commission for a pediatric indication, which will be launched in eight European countries to treat primary and certain secondary immunodeficiencies.

Product and Product Candidates
We have one marketed proprietary product and one proprietary product candidate targeting several indications in various stages of development. The following table summarizes our proprietary product and product candidate as well as products and product candidates under development with our collaborators:

Product, Collaboration Products and Product Candidates	Therapeutic Area	Approved Indication	Preclinical	Phase 1	Phase 2	Phase 3	Filed	Approved
PROPRIETARY APPROVED PRODUCT								
HYLENEX® recombinant (hyaluronidase human injection)	Various	Adjuvant for Sub-Q fluid delivery for dispersion & absorption of other injected drugs						US Approved
ENHANZE™ COLLABORATION APPROVED PRODUCTS								
Roche (Total of 8 potential targets)								
Herceptin® SC (trastuzumab)	Oncology	Breast Cancer						Approved in EU and other countries outside of the US
MabThera® SC (rituximab)	Oncology	Non-Hodgkin's Lymphoma & Chronic Lymphocytic Leukemia						Approved in EU and other countries outside of the US; Approved for CLL in EU Only
Baxalta								
HYQVIA® [Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase]	Immunology	Primary Immunodeficiency						Approved in EU, US, Puerto Rico and Australia

Product, Collaboration Products and Product Candidates	Therapeutic Area	Research Focus	Preclinical	Phase 1	Phase 2	Phase 3	Filed	Approved
ENHANZE™ COLLABORATION PRODUCT CANDIDATES								
Roche (Total of 8 potential targets)								
PERJETA® (pertuzumab)	Oncology	Breast Cancer						
Pfizer (Total of 6 potential targets)								
rivipansel	Hematology	Vaso-occlusive crisis in Sickle Cell Anemia						
bococizumab	Cardiovascular	PCSK9 Cholesterol Lowering						
Janssen (Total of 5 potential targets)								
daratumumab (DARZALEX™)	Oncology	Multiple Myeloma						
AbbVie (Total of 9 potential targets)								
adalimumab (HUMIRA®)	Immunology							
Lilly (Total of 5 potential targets)	Various

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
PEGPH20
We are developing PEGPH20 in combination with currently approved cancer therapies as a candidate for the systemic treatment of tumors that accumulate HA. ‘PEG’ refers to the attachment of polyethylene glycol to rHuPH20, thereby creating PEGPH20. One of the novel properties of PEGPH20 is that it lasts for an extended duration in the bloodstream and, therefore, can be administered systemically to maintain its therapeutic effect to treat disease.
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
Pancreatic cancer indications:
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
Study Halo 109-202:
In the second quarter of 2013, we initiated Study 109-202, a Phase 2 multicenter randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV PDA. The study was designed to enroll patients who would receive gemcitabine and nab-paclitaxel (ABRAXANE®) either with or without PEGPH20. The primary endpoint is to measure the improvement in PFS in patients receiving PEGPH20 plus gemcitabine and ABRAXANE (PAG arm) compared to those who are receiving gemcitabine and ABRAXANE alone (AG arm). In April 2014, after 146 patients had been enrolled, the trial was put on clinical hold by Halozyme and the FDA to assess a question raised by the Data Monitoring Committee regarding a possible difference in the TE events rate between the group of patients treated in the PAG arm versus the group of patients treated in the AG arm. This portion of the study and patients in this portion are now referred to as Stage 1. At the time of the clinical hold all patients remaining in the study continued on gemcitabine and ABRAXANE. In July 2014, the Study 109-202 was reinitiated (Stage 2) under a revised protocol, which excludes patients that are expected to be at a greater risk for TE events. The revised protocol provides for thromboembolism prophylaxis of all patients in both arms of the study with low molecular weight heparin, and adds evaluation of the TE events rate in Stage 2 PEGPH20-treated patients as a co-primary end point. Stage 2 of Study 109-202 enrolled an additional 133 patients, to add to the 146 patients already in the clinical trial, with a 2:1 randomization for the PAG arm compared to the AG arm. We project to present mature PFS data and overall response rate in the fourth quarter of 2016.

In March 2016, our partner, Ventana, received approval for an investigational device exemption (IDE) application from the FDA for our companion diagnostic test to enable patient selection in our Phase 3 Study 301 of PEGPH20 in high-HA patients. Based on the cutpoint for the Ventana diagnostic, we expect approximately 35 to 40 percent of stage IV PDA patients to have high-HA tumors, similar to the previously reported interim results from Stage 1 of Study 202 using the Halozyme prototype assay.
In June 2016, results from a final analysis of Stage 1 of Study 109-202 were presented at the American Society of Clinical Oncology annual conference. The trial included 135 treated patients in Stage 1, of whom a total of 43 patients (22 in the PAG arm and 21 in the AG arm) were determined to have high HA. This final analysis of secondary and exploratory endpoints was conducted using the Ventana companion diagnostic to retrospectively identify high levels of HA. The key results based on a February 2016 data cut-off showed in the high-HA patient population:

•	Median PFS was 9.2 months in the PAG arm versus 6.0 months in the AG arm, hazard ratio (HR) with a 95 percent confidence interval (CI): 0.46 (0.15, 1.40);

•	Overall response rate of 50 percent, including one complete response in the PAG arm versus 33 percent and all partial responses in the AG arm;

•	Median duration of response of 8.1 months in the PAG arm versus 3.7 months in the AG arm;

•
The exploratory analysis of median OS was similar between the treatment arms -- 11.8 months vs. 10.9 months in the PAG vs. AG arms respectively. Factors potentially having an impact on these results include less aggressive disease among patients in the AG arm and a greater than 40 percent discontinuation rate of PEGPH20 treatment in the PAG arm at the time of the clinical hold, resulting in all patients receiving AG alone in both arms;

•
The rate of TE events reduced from 43 percent to 9 percent in the PAG arm and from 25 percent to 6 percent in the AG arm with the introduction of prophylaxis with low molecular weight heparin (enoxaparin) from Stage 1 to Stage 2 of the study.

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
Study Halo 109-301:
In March 2015, we met with the FDA to discuss both the interim efficacy and safety data from Study 109-202, which included the potential risk profile including TE event rate. Based on the feedback from that meeting, we proceeded with a Phase 3 clinical study (Study 109-301) of PEGPH20 in patients with stage IV PDA, using a design allowing for potential marketing application based on either PFS or OS. The study will enroll patients whose tumors accumulate high levels of HA measured using the Ventana companion diagnostic test. The FDA provided feedback on the current companion diagnostic approach and confirmed that an approved IDE is required for the Phase 3 study.
The use of PFS as the basis for marketing approval will be subject to the overall benefit and risk associated with PEGPH20 combined gemcitabine and ABRAXANE therapy, including the:

•	Magnitude of the PFS treatment effect observed;

•	Toxicity profile; and

•	Interim OS data.

In June 2015, we received scientific advice/protocol assistance from the European Medicines Agency (EMA) regarding our Phase 3 study. The EMA agreed to the patient population, and the use of both PFS and OS as co-primary endpoints stating that OS is the preferred endpoint and that ultimate approval would require an overall positive benefit:risk balance.
In March 2016, we dosed the first patient in Study 109-301, a Phase 3 multicenter randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV PDA. The study will evaluate the effects on PFS and OS of PEGPH20 with gemcitabine and ABRAXANE compared with gemcitabine and ABRAXANE alone in stage IV PDA patients at approximately 200 sites in 20 countries located in North America, Europe, South America and Asia Pacific.
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
Other indications outside of pancreatic cancer:
Study HALO 107-201, PRIMAL Study: In December 2014, we initiated a Phase 1b/2 trial, to evaluate PEGPH20 in second line in combination with docetaxel (Taxotere®) in non-small cell lung cancer patients. In August 2016, after assessing recruitment and the enrollment of increasingly later line patients, we have decided to discontinue the PRIMAL study.
Study HALO 107-101, the immuno-oncology trial: In November 2015, we initiated a Phase 1b study exploring the combination of PEGPH20 and KEYTRUDA®, an immuno-oncology agent in relapsed non-small cell lung cancer and gastric cancer. We recently resumed patient enrollment after submitting a revised protocol to all institutional review boards (IRB) and we are pending feedback from the FDA. We expect to evaluate and identify the dose and safety of PEGPH20 plus KEYTRUDA prior to embarking on dose expansion in high-HA patients in this study. We project that the study will move into the dose expansion phase by the end of 2016.
Halozyme Eisai Clinical Collaboration: In July 2016, the first patient was dosed in a Phase 1b/2 study, exploring the combination of PEGPH20 and eribulin in first line and second line HER2-negative high-HA metastatic breast cancer. Halozyme and Eisai will jointly share the costs to conduct this global study.
Regulatory
The FDA has granted Fast Track designation for our program investigating PEGPH20 in combination with gemcitabine and nab-paclitaxel for the treatment of patients with stage IV PDA to demonstrate an improvement in OS. The Fast Track designation process was developed by the FDA to facilitate the development, and expedite the review of drugs to treat serious or life-threatening diseases and address unmet medical needs.
The FDA has granted Orphan Drug designation for PEGPH20 for the treatment of pancreatic cancer. The FDA Office of Orphan Products Development’s mission is to advance the evaluation and development of products (drugs, biologics, devices, or medical foods) that demonstrate promise for the diagnosis and/or treatment of rare diseases or conditions. Similarly, the European Committee for Orphan Medicinal Products of the EMA designated PEGPH20 an orphan medicinal product for the treatment of pancreatic cancer.

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
Tumor microenvironment
PEG-ADA2: PEGylated adenosine deaminase 2, or PEG-ADA2, is an immune checkpoint inhibitor that targets immuno-suppressive adenosine, which may accumulate to high levels in the tumor microenvironment. We are currently in early preclinical development with PEG-ADA2, with the next milestone expected to be final drug candidate selection by the end of 2016. We plan to continue the ongoing study and characterization of PEG-ADA2 with the goal of determining its suitability as a targeted therapy for clinical study.
HTI-1511: We are in development of a novel antibody-drug conjugate (ADC) targeting epidermal growth factor receptor (EGFR) to treat solid tumors, including those with drug-resistant mutations. We are in pre-clinical development with a drug candidate selected. Good laboratory practices (GLP) toxicity studies are planned for 2017, and chemistry, manufacturing and controls (CMC) development activities to support a future investigational new drug (IND) filing are underway.
Collaborations
Roche Collaboration
In December 2006, we and Roche entered into a collaboration and license agreement under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 and up to thirteen Roche target compounds (the Roche Collaboration). Roche initially had the exclusive right to apply rHuPH20 to three pre-defined Roche biologic targets with the option to exclusively develop and commercialize rHuPH20 with ten additional targets. Roche has elected a total of five targets, two of which are exclusive, and retains the option to develop and commercialize rHuPH20 with three additional targets.
In September 2013, Roche launched a subcutaneous (SC) formulation of Herceptin (trastuzumab) (Herceptin SC) in Europe for the treatment of patients with HER2-positive breast cancer. This formulation utilizes our patented ENHANZE Technology and is administered in two to five minutes, compared to 30 to 90 minutes with the standard intravenous form. Roche received European marketing approval for Herceptin SC in August 2013. The European Commission’s approval was based on data from Roche’s Phase 3 HannaH study which showed that the subcutaneous formulation of Herceptin was associated with comparable efficacy (pathological complete response, pCR) to Herceptin administered intravenously in women with HER2-positive early breast cancer and resulted in non-inferior trastuzumab plasma levels. Overall, the safety profile in both arms of the HannaH study was consistent with that expected from standard treatment with Herceptin and chemotherapy in this setting. No new safety signals were identified. Breast cancer is the most common cancer among women worldwide. Each year, about 1.7 million new cases of breast cancer are diagnosed worldwide, and over 500,000 women will die of the disease annually. In HER2-positive breast cancer, increased quantities of the human epidermal growth factor receptor 2 (HER2) are present on the surface of the tumor cells. This is known as “HER2 positivity” and affects approximately 15% to 20% of women with breast cancer. HER2-positive cancer is reported to be a particularly aggressive form of breast cancer.
In June 2014, Roche launched MabThera SC in Europe for the treatment of patients with common forms of non-Hodgkin lymphoma (NHL). This formulation utilizes our patented ENHANZE Technology and is administered in approximately five minutes compared to the approximately 2.5 hour infusion time for intravenous MabThera. The European Commission approved MabThera SC in March 2014. The European Commission’s approval was based primarily on data from Roche’s Phase 3 pivotal clinical studies, which was published in The Lancet Oncology. NHL is a type of cancer that affects lymphocytes (white blood cells). NHL represents approximately 85% of all lymphomas diagnosed and was responsible for approximately 200,000 annual deaths worldwide in 2012. Lymphomas are a cancer of the lymphatic system (composed of lymph vessels, lymph nodes and organs) which helps to keep the bodily fluid levels balanced and to defend the body against invasion by disease. Lymphoma develops when white blood cells (usually B-lymphocytes) in the lymph fluid become cancerous and begin to multiply and collect in the lymph nodes or lymphatic tissues such as the spleen. Some of these cells are released into the bloodstream and spread to other parts of the body, interfering with the body’s production of healthy blood cells. In May 2016, Roche announced that the EMA approved Mabthera SC to treat patients with chronic lymphocytic leukemia.
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
In May 2016, Baxalta announced that HYQVIA received a marketing authorization from the European Commission for a pediatric indication, which will be launched in eight European countries to treat primary and certain secondary immunodeficiencies.
Pfizer Collaboration
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Pfizer proprietary biologics directed to up to six targets in primary care and specialty care indications. Targets may be selected on an exclusive or non-exclusive basis. Pfizer has elected five targets on an exclusive basis. One of the targets is proprotein convertase subtilisin/kexin type 9 (PCSK9) which is the gene that provides instructions for making a protein that helps regulate the amount of cholesterol in the bloodstream. Pfizer initiated dosing of a subcutaneous formulation of rHuPH20 and bococizumab, an investigational PCSK9 inhibitor, in a Phase 1 trial in February 2016. In April 2016, Pfizer completed a Phase 1 study of rHuPH20 with rivipansel, directed to another target to treat vaso-occlusive crisis in individuals with sickle cell disease, demonstrating feasibility of large volume subcutaneous administration with rHuPH20.
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
Results of Operations
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Product Sales, Net – Product sales, net were as follows (in thousands):

	Three Months Ended
	June 30,
	2016	2015	Change
Sales of bulk rHuPH20
Roche	$6,449	$6,207	$242
Baxalta	2,593	1,485	1,108
Other	491	491	—
Sales of Hylenex	4,166	4,159	7
Total product sales, net	$13,699	$12,342	$1,357
Product sales, net increased in the three months ended June 30, 2016 compared to the same period in 2015, due to an increase in the sale of bulk rHuPH20 to Baxalta and Roche.
Royalties – Royalty revenue was $12.3 million for the three months ended June 30, 2016 compared to $6.4 million for the three months ended June 30, 2015. The increase relates primarily to increased sales of Herceptin SC by Roche. We recognize royalties on sales of the collaboration products by the collaborators in the quarter following the quarter in which the corresponding sales occurred. In general, we expect royalty revenue to increase in future periods reflecting expected increases in sales of collaboration products, although there may be periods with flat or declining royalty revenue as sales of products under collaborations vary.

Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended
	June 30,
	2016	2015	Change
Upfront license fees, license fees for the election of additional targets, license maintenance fees and amortization of deferred upfront and other license fees and event-based payments:
AbbVie	$1,000	$23,000	$(22,000)
Roche	832	816	16
Other	442	191	251
	2,274	24,007	(21,733)
Reimbursements for research and development services:
Roche	4,841	304	4,537
Other	250	349	(99)
	5,091	653	4,438
Total revenues under collaborative agreements	$7,365	$24,660	$(17,295)
Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and amortization of deferred upfront and other license fees and event-based payments decreased in the three months ended June 30, 2016 compared to the same period in 2015, primarily due to the upfront license fees received in connection with the AbbVie Collaboration of $23.0 million that was recognized in the three months ended June 30, 2015, for which we did not recognize any such revenue in the three months ended June 30, 2016.
Revenue from reimbursements for research and development services increased in the three months ended June 30, 2016, compared to the same period in 2015 mainly due to an increase in services provided to Roche related to the validation of a new manufacturing facility. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Cost of Product Sales – Cost of product sales were $8.3 million for the three months ended June 30, 2016 compared to $8.1 million for the three months ended June 30, 2015. The increase of $0.2 million in cost of product sales was due to a $1.3 million increase in bulk rHuPH20 sales to collaboration partners partially offset by a $1.1 million decrease in Hylenex recombinant cost of product sales, due to a decrease in manufacturing costs.

Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Three Months Ended
	June 30,
Programs	2016	2015	Change
PEGPH20	$24,503	$17,094	$7,409
Enhanze collaborations and rHuPH20 platform	8,080	2,131	5,949
Other	2,947	1,970	977
Total research and development expenses	$35,530	$21,195	$14,335
Research and development expenses relating to our PEGPH20 program for the three months ended June 30, 2016 increased by 43%, compared to the same period in 2015, primarily due to increased clinical trial activities. We expect these expenses to increase in future periods reflecting expected increases in our PEGPH20 development activities. Research and development expenses relating to our Enhanze collaborations and our rHuPH20 platform for the three months ended June 30, 2016 increased by 279%, compared to the same period in 2015, primarily due to an increase in manufacturing expenses related to Roche due to the validation cost of a new manufacturing facility and increased manufacturing for future R&D studies. The rHuPH20 platform includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses were $11.2 million for the three months ended June 30, 2016 compared to $9.8 million for the three months ended June 30, 2015. The increase of $1.4 million, or 14%, was primarily due to an increase in compensation expense in the current period as we increased the number of employees. We expect SG&A expenses to increase moderately in future periods as our operations expand.
Interest Expense – Interest expense was $5.2 million for the three months ended June 30, 2016 compared to $1.3 million for the three months ended June 30, 2015. The increase of $3.9 million was primarily due to interest expense incurred on the Royalty-backed Loan we received in January 2016, partially offset by lower average borrowings on the term loan during the quarter.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Product Sales, Net – Product sales, net were as follows (in thousands):

	Six Months Ended
	June 30,
	2016	2015	Change
Sales of bulk rHuPH20
Roche	$12,805	$12,282	$523
Baxalta	4,920	1,485	3,435
Other	877	491	386
Sales of Hylenex	8,037	7,944	93
Total product sales, net	$26,639	$22,202	$4,437
Product sales, net increased in the three months ended June 30, 2016 compared to the same period in 2015, primarily due to an increase in the sale of bulk rHuPH20 to Baxalta and Roche.

Royalties – Royalty revenue was $23.7 million for the six months ended June 30, 2016 compared to $13.2 million for the six months ended June 30, 2015. The increase relates primarily to increased sales of Herceptin SC by Roche. We recognize royalties on sales of the collaboration products by the collaborators in the quarter following the quarter in which the corresponding sales occurred. In general, we expect royalty revenue to increase in future periods reflecting expected increases in sales of collaboration products, although there may be periods with flat or declining royalty revenue as sales of products under collaborations vary.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Six Months Ended
	June 30,
	2016	2015	Change
Upfront license fees, license fees for the election of additional targets, license maintenance fees and amortization of deferred upfront and other license fees and event-based payments:
Lilly	$8,000	$—	$8,000
AbbVie	6,000	23,000	(17,000)
Pfizer	2,500	1,000	1,500
Roche	1,664	1,632	32
Other	633	382	251
	18,797	26,014	(7,217)
Reimbursements for research and development services:
Roche	6,016	196	5,820
Other	724	481	243
	6,740	677	6,063
Total revenues under collaborative agreements	$25,537	$26,691	$(1,154)
Revenue from upfront license fees, license fees for the election of additional targets, license maintenance fees and amortization of deferred upfront and other license fees and event-based payments decreased in the six months ended June 30, 2016 compared to the same period in 2015, primarily due to the upfront license fees received in connection with the AbbVie Collaboration of $23.0 million that was recognized in the six months ended June 30, 2015, for which we did not recognize any such revenue in the six months ended June 30, 2016, offset by licenses fees for the election of additional targets received from Lilly, AbbVie and Pfizer of $16.5 million in the six months ended June 30, 2016.
Revenue from reimbursements for research and development services increased in the six months ended June 30, 2016, compared to the same period in 2015 mainly due to an increase in services provided to Roche related to the validation of a new manufacturing facility. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Cost of Product Sales – Cost of product sales were $16.1 million for the six months ended June 30, 2016 compared to $14.6 million for the six months ended June 30, 2015. The increase of $1.5 million in cost of product sales was due to a $3.4 million increase in bulk rHuPH20 sales to collaboration partners partially offset by a $1.9 million decrease in Hylenex recombinant cost of product sales, due to a decrease in manufacturing costs.

Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Six Months Ended
	June 30,
Programs	2016	2015	Change
PEGPH20	$56,656	$29,945	$26,711
Enhanze collaborations and rHuPH20 platform	13,269	3,412	9,857
Other	5,705	4,522	1,183
Total research and development expenses	$75,630	$37,879	$37,751
Research and development expenses relating to our PEGPH20 program for the six months ended June 30, 2016 increased by 89%, compared to the same period in 2015, primarily due to increased clinical trial activities. We expect these expenses to increase in future periods reflecting expected increases in our PEGPH20 development activities. Research and development expenses relating to our Enhanze collaborations and our rHuPH20 platform for the six months ended June 30, 2016 increased by 289%, compared to the same period in 2015, primarily due to an increase in manufacturing expenses related to Roche due to the validation cost of a new manufacturing facility and increased manufacturing for future R&D studies. The rHuPH20 platform includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Selling, General and Administrative – SG&A expenses were $22.0 million for the six months ended June 30, 2016 compared to $19.2 million for the six months ended June 30, 2015. The increase of $2.8 million, or 15%, was primarily due to an increase in compensation expense in the current period as we increased the number of employees. We expect SG&A expenses to increase moderately in future periods as our operations expand.
Interest Expense – Interest expense was $9.1 million for the six months ended June 30, 2016 compared to $2.6 million for the six months ended June 30, 2015. The increase of $6.5 million was primarily due to interest expense incurred on the Royalty-backed Loan we received in January 2016.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of June 30, 2016, we had cash, cash equivalents and marketable securities of $230.0 million. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements will depend on the progress and success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and other commercialization activities.
We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. We currently anticipate a cash and cash equivalents balance of $170 million to $190 million at December 31, 2016, which will depend on the progress of various preclinical and clinical programs, the timing of our manufacturing scale-up and the achievement of various milestones and royalties under our existing collaborative agreements. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborations and cash that we may raise through future transactions. We may finance future cash needs through any one of the following financing vehicles: (i) the public offering of securities; (ii) new collaborative agreements; (iii) expansions or revisions to existing collaborative relationships; (iv) private financings; (v) other equity or debt financings; and/or (vi) monetizing assets.

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
Cash Flows
Operating Activities
Net cash used in operations was $25.9 million for the six months ended June 30, 2016 compared to $4.9 million for the six months ended June 30, 2015. The $21.0 million increase in utilization of cash in operations was mainly due to an increase in operating expenses for the six months ended June 30, 2016 compared to the corresponding period in the prior year.
Investing Activities
Net cash used in investing activities was $106.1 million for the six months ended June 30, 2016 compared to net cash provided by investing activities of $0.4 million for the six months ended June 30, 2015. This change was primarily due to the $105.2 million increase in purchases of marketable securities for the six months ended June 30, 2016 using proceeds from financing activities.
Financing Activities
Net cash provided by financing activities was $149.9 million for the six months ended June 30, 2016 compared to $10.9 million for the six months ended June 30, 2015. This increase was due to net proceeds of $148.0 million from the Royalty-backed Loan, and $55.0 million from the Oxford and SVB Loan and Security Agreement, partially offset by principal and a final payment of $54.3 million on the Oxford and SVB Loan and a $9.8 million decrease in net proceeds from the issuance of common stock under equity incentive plans for the six months ended June 30, 2016.
Long-Term Debt
Royalty-backed Loan
In January 2016, through our subsidiary Halozyme Royalty, we received a $150 million loan (the Royalty-backed Loan) pursuant to a credit agreement (the Credit Agreement) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the Royalty-backed Lenders). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (Collaboration Agreements). The royalty payments from the Collaboration Agreements will be used to repay the principal and interest on the loan (the Royalty Payments).  The Royalty-backed Loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. The interest rate as of June 30, 2016 was 9.45%. The outstanding balance of the Royalty-backed Loan as of June 30, 2016 was $153.8 million, inclusive of payment-in-kind interest expense of $5.5 million and net of unamortized debt discount of $1.7 million.

The Credit Agreement provides that none of the Royalty Payments are required to be applied to the Royalty-backed Loan prior to January 1, 2017, 50% of the Royalty Payments are required to be applied to the Royalty-backed Loan between January 1, 2017 and January 1, 2018 and thereafter all Royalty Payments must be applied to the Royalty-backed Loan. However, the amounts available to repay the Royalty-backed Loan are subject to caps of $13.75 million per quarter in 2017, $18.75 million per quarter in 2018, $21.25 million per quarter in 2019 and $22.5 million per quarter in 2020 and thereafter. Amounts available to repay the Royalty-backed Loan will be applied first, to pay interest and second, to repay principal on the Royalty-backed Loan. Any accrued interest that is not paid on any applicable quarterly payment date, as defined, will be capitalized and added to the principal balance of the Royalty-backed Loan on such date. Halozyme Royalty will be entitled to receive and distribute to Halozyme any Royalty Payments that are not required to be applied to the Royalty-backed Loan or which are in excess of the foregoing caps.
The final maturity date of the Royalty-backed Loan will be the earlier of (i) the date when principal and interest is paid in full, (ii) the termination of Halozyme Royalty’s right to receive royalties under the Collaboration Agreements, and (iii) December 31, 2050.  Under the terms of the Credit Agreement, at any time after January 1, 2019, Halozyme Royalty may, subject to certain limitations, prepay the outstanding principal of the Royalty-backed Loan in whole or in part, at a price equal to 105% of the outstanding principal on the Royalty-backed Loan, plus accrued but unpaid interest. The Royalty-backed Loan constitutes an obligation of Halozyme Royalty, and is non-recourse to Halozyme. Halozyme Royalty retains its right to the Royalty Payments following repayment of the loan.
Oxford and SVB Loan and Security Agreement
In December 2013, we entered into an Amended and Restated Loan and Security Agreement (the Original Loan Agreement) with Oxford Finance LLC (Oxford) and Silicon Valley Bank (SVB) (collectively, the Lenders), amending and restating in its entirety our previous loan agreement with the Lenders, dated December 2012. The Loan Agreement provided for an additional $20 million principal amount of new term loan, bringing the total term loan balance to $50 million. The amended term loan facility was scheduled to mature on January 1, 2018.
In January 2015, we and the Lenders entered into a second amendment to the Original Loan Agreement (the Amendment) amending and restating the loan repayment schedule of the Original Loan Agreement. The amended and restated loan repayment schedule provides for interest only payments in arrears through January 2016, followed by consecutive equal monthly payments of principal and interest in arrears starting in February 2016 and continuing through the previously established maturity date. Consistent with the original loan, the amended Original Loan Agreement provided for a 7.55% interest rate on the term loan and a final payment equal to 8.5% of the original principal amount, or $4.25 million, which was due when the term loan became due or upon the prepayment of the facility.
In June 2016, we entered into a new Loan and Security Agreement (the Loan Agreement) with the Lenders, providing a senior secured loan facility of up to an aggregate principal amount of $70 million. Upon entering the loan, we drew $55 million at an annual interest rate of 8.25% and used a portion the proceeds to pay the outstanding principal and final payment owed on the Original Loan Agreement. The remaining proceeds are to be used for working capital and general business requirements. We have the option to draw the remaining $15 million during the second quarter of 2017 at an annual interest rate equal to the then-current prime rate as reported in The Wall Street Journal plus 4.75%. The term loan repayment schedule provides for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of January 1, 2021. The Loan Agreement provides for a final payment equal to 5.50% of the initial $55 million principal amount and, if we exercise our option to draw an additional $15 million in 2017, 7.25% of the principal amount of the second draw. The final payment is due when the term loan becomes due or upon the prepayment of the facility. We have the option to prepay the outstanding balance of the term loan in full, subject to a prepayment fee of 2% in the first year and 1% in the second year of the term loan. The outstanding term loan balance was $54.4 million as of June 30, 2016, net of unamortized debt discount of $0.6 million.

The term loan facility is secured by substantially all of the assets of the Company and its subsidiary, Halozyme, Inc., except that the collateral does not include any equity interests in Halozyme, Inc. and any intellectual property (including all licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The Loan Agreement contains customary representations, warranties and covenants by us, which covenants limit our ability to convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses currently engaged in by us or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; make payments on any subordinated debt; enter into transactions with any of our affiliates outside of the ordinary course of business or permit our subsidiaries to do the same; and make any voluntary prepayment of or modify certain terms of the Royalty-backed Loan.". In addition, subject to certain exceptions, we are required to maintain with SVB our primary deposit accounts, securities accounts and commodities, and to do the same for our domestic subsidiary.
The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain of our obligations under the Loan Agreement and the occurrence of a material adverse change which is defined as a material adverse change in our business, operations or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral or the occurrence of an event of default under the Royalty-backed Loan. In the event of default by us under the Loan Agreement, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement, which could harm our financial condition.
Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
Share-Based Payments
We use the fair value method to account for share-based payments in accordance with the authoritative guidance for share-based compensation. The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model that uses assumptions regarding a number of complex and subjective variables. Changes in these assumptions may lead to variability with respect to the amount of expense we recognize in connection with share-based payments. Refer to Note 2, Summary of Significant Accounting Policies, for a further discussion of share-based payments.
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
Relative to expenses incurred in our operations, we have generated only limited revenues from product sales, royalties, licensing fees, milestone payments, bulk rHuPH20 supply payments and research reimbursements to date and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, royalties, licensing fees, research reimbursements, bulk rHuPH20 supply payments and/or milestone payments, we expect to incur significant operating losses over the next few years. We have never been profitable, and we may never become profitable. Through June 30, 2016, we have incurred aggregate net losses of $529.0 million.
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
We will likely need to raise additional capital in the future to continue the development of our product candidates or for other current corporate purposes. Our current cash reserves and expected revenues during the next few years will not be sufficient for us to continue the development of our proprietary product candidates, to fund general operations and conduct our business at the level desired. In addition, if we engage in acquisitions of companies, products or technologies in order to execute our business strategy, we may need to raise additional capital. We may raise additional capital in the future through one or more financing vehicles that may be available to us including (i) the public offering of securities; (ii) new collaborative agreements; (iii) expansions or revisions to existing collaborative relationships; (iv) private financings; (v) other equity or debt financings; and/or (vi) monetizing assets.
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
We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (Avid) and Cook Pharmica LLC (Cook) to produce bulk rHuPH20. These manufacturers each produce bulk rHuPH20 under cGMP for clinical uses. Cook currently produces bulk rHuPH20 for use in Hylenex recombinant, product candidates and collaboration product candidates. Avid currently produces bulk rHuPH20 for use in collaboration products. In addition to supply obligations, Avid and Cook will also provide support for the chemistry, manufacturing and controls sections for FDA and other regulatory filings. We rely on their ability to successfully manufacture these batches according to product specifications. If either Avid or Cook: (i) is unable to retain its status as an FDA approved manufacturing facility; (ii) is unable to otherwise successfully scale up bulk rHuPH20 production to meet corporate or regulatory authority quality standards; or (iii) fails to manufacture and supply bulk rHuPH20 in the quantity and quality required by us or our collaborators for use in our proprietary and collaboration products and product candidates for any other reason, our business will be adversely affected. In addition, a significant change in such parties’ or other third party manufacturers’ business or financial condition could adversely affect their abilities to fulfill their contractual obligations to us. We have not established, and may not be able to establish, favorable arrangements with additional bulk rHuPH20 manufacturers and suppliers of the ingredients necessary to manufacture bulk rHuPH20 should the existing manufacturers and suppliers become unavailable or in the event that our existing manufacturers and suppliers are unable to adequately perform their responsibilities. We have attempted to mitigate the impact of a potential supply interruption through the establishment of excess bulk rHuPH20 inventory where possible, but there can be no assurances that this safety stock will be maintained or that it will be sufficient to address any delays, interruptions or other problems experienced by Avid and/or Cook. Any delays, interruptions or other problems regarding the ability of Avid and/or Cook to supply bulk rHuPH20 or the ability of other third party manufacturers, to supply other raw materials or ingredients necessary to produce our products on a timely basis could: (i) cause the delay of clinical trials or otherwise delay or prevent the regulatory approval of proprietary or collaboration product candidates; (ii) delay or prevent the effective commercialization of proprietary or collaboration products; and/or (iii) cause us to breach contractual obligations to deliver bulk rHuPH20 to our collaborators. Such delays would likely damage our relationship with our collaborators, and they would have a material adverse effect on royalties and thus our business and financial condition.
If we or any party to a key collaboration agreement fail to perform material obligations under such agreement, or if a key collaboration agreement is terminated for any reason, our business could significantly suffer.
We have entered into multiple collaboration agreements under which we may receive significant future payments in the form of milestone payments, target designation fees, maintenance fees and royalties. We are dependent on our collaborators to develop and commercialize product candidates subject to our collaborations in order for us to realize any financial benefits from these collaborations. Our collaborators may not devote the attention and resources to such efforts that we would ourselves, change their clinical development plans, promotional efforts or simultaneously develop and commercialize products in competition to those products we have licensed to them. Any of these actions could not be visible to us immediately and could negatively impact the benefits and revenue we receive from such collaboration. In addition, in the event that a party fails to perform under a key collaboration agreement, or if a key collaboration agreement is terminated, the reduction in anticipated revenues could delay or suspend our product development activities for some of our product candidates, as well as our commercialization efforts for some or all of our products. Specifically, the termination of a key collaboration agreement by one of our collaborators could materially impact our ability to enter into additional collaboration agreements with new collaborators on favorable terms, if at all. In certain circumstances, the termination of a key collaboration agreement would require us to revise our corporate strategy going forward and reevaluate the applications and value of our technology.
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
We routinely evaluate, and may modify, our business strategy and our strategic focus to only a few fields or applications of our technology which may increase the risk for potential negative impact from adverse developments.
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
In June 2016, we entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford) and Silicon Valley Bank (SVB) (collectively, the Lenders), providing a senior secured loan facility of up to an aggregate principal amount of $70 million. Upon entering the loan, we drew $55.0 million and used the proceeds to pay the outstanding principal and final payment owed on our previous loan agreement. We have the option to draw the remaining $15.0 million during the second quarter of 2017. The proceeds are to be used for working capital and general business requirements. The term loan facility is secured by substantially all of the assets of the Company and its subsidiary, Halozyme, Inc., except that the collateral does not include any equity interests in Halozyme, Inc., any intellectual property (including all licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The Loan Agreement contains customary representations, warranties and covenants by us, which covenants limit our ability to convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses currently engaged in by us or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; make payments on any subordinated debt; and enter into transactions with any of our affiliates outside of the ordinary course of business or permit our subsidiaries to do the same. In addition, subject to certain exceptions, we are required to maintain with SVB our primary deposit accounts, securities accounts and commodities, and to do the same for our domestic subsidiary. Complying with these covenants may make it more difficult for us to successfully execute our business strategy.
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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, the high and low sales prices of our common stock during the twelve months ended June 30, 2016 were $25.25 and $6.96, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

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
There have been no material changes in our market risks during the quarter ended June 30, 2016.
As of June 30, 2016, our cash equivalents and marketable securities consisted of investments in U.S. Treasury securities, money market funds, corporate debt obligations and commercial paper. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. As of June 30, 2016, based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

3.1	Composite Certificate of Incorporation (1)

3.2	Bylaws, as amended (2)

3.3	Certificate of Elimination of Series A Preferred Stock (3)

10.1	Halozyme Therapeutics, Inc. 2011 Stock Plan (as amended through May 4, 2016) (4)

10.2	Loan and Security Agreement, dated June 7, 2016

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2013 (File No. 001-32335).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 12, 2011 (File No. 001-32335).

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 6, 2016 (File No. 001-32335).

(4)	Incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A, filed March 23, 2016 (File No. 001-32335).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	August 9, 2016	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 9, 2016	/s/ Laurie D. Stelzer
Laurie D. Stelzer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)