Form 10-Q
period 2016-09-30
HALOZYME THERAPEUTICS INC
filed 2016-11-07
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 129,490,070 as of November 1, 2016.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$61,207	$43,292
Marketable securities, available-for-sale	159,845	65,047
Accounts receivable, net	17,679	32,410
Inventories	12,852	9,489
Prepaid manufacturing costs	14,960	16,155
Prepaid expenses and other assets	6,062	5,379
Total current assets	272,605	171,772
Property and equipment, net	4,407	3,943
Prepaid expenses and other assets	4,986	5,574
Restricted cash	500	500
Total assets	$282,498	$181,789

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,641	$4,499
Accrued expenses	25,733	26,792
Deferred revenue, current portion	9,892	9,304
Current portion of long-term debt	12,394	21,862
Total current liabilities	52,660	62,457
Deferred revenue, net of current portion	40,849	43,919
Long-term debt, net	199,803	27,971
Other long-term liabilities	1,178	4,443
Commitments and contingencies (Note 9)
Stockholders’ (deficit) equity:
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 200,000 shares authorized; 129,488 and 128,152 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	129	128
Additional paid-in capital	545,751	525,628
Accumulated other comprehensive income (loss)	83	(99)
Accumulated deficit	(557,955)	(482,658)
Total stockholders’ (deficit) equity	(11,992)	42,999
Total liabilities and stockholders’ (deficit) equity	$282,498	$181,789
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Product sales, net	$13,331	$10,301	$39,970	$32,503
Royalties	13,036	8,274	36,695	21,431
Revenues under collaborative agreements	5,486	2,205	31,023	28,896
Total revenues	31,853	20,780	107,688	82,830
Operating expenses:
Cost of product sales	9,134	6,180	25,204	20,818
Research and development	33,863	27,611	109,493	65,490
Selling, general and administrative	11,599	10,226	33,626	29,439
Total operating expenses	54,596	44,017	168,323	115,747
Operating loss	(22,743)	(23,237)	(60,635)	(32,917)
Other income (expense):
Investment and other income, net	334	78	960	267
Interest expense	(5,253)	(1,301)	(14,378)	(3,899)
Net loss before income taxes	(27,662)	(24,460)	(74,053)	(36,549)
Income tax expense	1,284	—	1,584	—
Net loss	$(28,946)	$(24,460)	$(75,637)	$(36,549)

Net loss per share:
Basic and diluted	$(0.23)	$(0.19)	$(0.59)	$(0.29)

Shares used in computing net loss per share:
Basic and diluted	128,154	126,921	127,886	126,127
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(28,946)	$(24,460)	$(75,637)	$(36,549)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(133)	40	182	41
Total comprehensive loss	$(29,079)	$(24,420)	$(75,455)	$(36,508)
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,

	2016	2015
Operating activities:
Net loss	$(75,637)	$(36,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	18,843	15,588
Depreciation and amortization	1,766	1,218
Non-cash interest expense	2,444	885
Payment-in-kind interest expense on long-term debt	9,152	—
Amortization of premiums on marketable securities, net	505	699
Changes in operating assets and liabilities:
Accounts receivable, net	14,732	757
Inventories	(3,363)	(4,695)
Prepaid expenses and other assets	1,085	(1,000)
Accounts payable and accrued expenses	(1,401)	6,011
Deferred revenue	(2,482)	(4,600)
Other liabilities	(260)	(200)
Net cash used in operating activities	(34,616)	(21,886)
Investing activities:
Purchases of marketable securities	(152,404)	(46,360)
Proceeds from maturities of marketable securities	57,283	67,730
Purchases of property and equipment	(2,690)	(726)
Net cash (used in) provided by investing activities	(97,811)	20,644
Financing activities:
Proceeds from issuance of long-term debt, net	203,005	—
Repayment of long-term debt	(54,285)	—
Proceeds from issuance of common stock under equity incentive plans, net	1,622	11,367
Net cash provided by financing activities	150,342	11,367
Net increase in cash and cash equivalents	17,915	10,125
Cash and cash equivalents at beginning of period	43,292	61,389
Cash and cash equivalents at end of period	$61,207	$71,514
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
Our proprietary development pipeline consists primarily of pre-clinical and clinical stage product candidates in oncology. Our lead oncology program is PEGPH20 (PEGylated recombinant human hyaluronidase), a molecular entity we are developing in combination with currently approved cancer therapies as a candidate for the systemic treatment of tumors that accumulate HA. We have demonstrated that when HA accumulates in a tumor, it can cause higher pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. PEGPH20 has been demonstrated in animal models to work by temporarily degrading HA surrounding cancer cells resulting in reduced pressure and increased blood flow to the tumor thereby enabling increased amounts of anticancer treatments administered concomitantly gaining access to the tumor. We are currently in Phase 2 and Phase 3 clinical testing for PEGPH20 with ABRAXANE® (nab-paclitaxel) and gemcitabine in stage IV pancreatic ductal adenocarcinoma (“PDA”) (Studies 109-202 and 109-301), in Phase 1b clinical testing for PEGPH20 with

KEYTRUDA® (pembrolizumab) in non-small cell lung cancer and gastric cancer (Study 107-101) and in Phase 1b/2 clinical testing for PEGPH20 with HALAVEN® (eribulin) in first line and second line HER2-negative metastatic breast cancer.
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
Adoption and Pending Adoption of Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). Current U.S. GAAP either is unclear or does not include specific guidance on the eight cash flow classification issues included in the amendments in ASU 2016-15. The amendments are an improvement to U.S. GAAP and are intended to reduce the current and potential future diversity in practice. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted for all companies in any interim or annual period. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 changes certain aspects of accounting for share-based payments to employees and involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Specifically, ASU 2016-09 requires that all income tax effects of share-based awards be recognized as income tax expense or benefit in the reporting period in which they occur. Additionally, ASU 2016-09 amends existing guidance to allow forfeitures of share-based awards to be recognized as they occur. Previous guidance required that share-based compensation expense include an estimate of forfeitures. We have elected to early adopt ASU 2016-09 as of January 1, 2016 and made a policy election to account for forfeitures as they occur. The cumulative effect of adoption was a decrease of $0.3 million to both additional paid-in capital and accumulated deficit.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize assets and liabilities for most leases and provide enhanced disclosures. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted for all companies in any interim or annual period. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). In March, April and May 2016 the FASB issued additional guidance related to Topic 606. These new standards will eliminate transaction-specific and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for our interim and annual reporting periods beginning on January 1, 2018. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. We have not yet selected a transition method, and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within ninety days or less from the date of purchase. Our cash equivalents consist of money market funds.
Marketable securities are investments with original maturities of more than ninety days from the date of purchase that are specifically identified to fund current operations. Marketable securities are considered available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date which reflects management’s intention to use the proceeds from the sale of these investments to fund our operations, as necessary. Such available-for-sale investments are carried at fair value with unrealized gains and losses recorded in other comprehensive gain (loss) and included as a separate component of stockholders’ (deficit) equity. The cost of marketable securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in investment and other income, net in the condensed consolidated statements of operations. We use the specific identification method for calculating realized gains and losses on marketable securities sold. Realized gains and losses and declines in value judged to be other-than-temporary on marketable securities, if any, are included in investment and other income, net in the condensed consolidated statements of operations.
Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At September 30, 2016 and December 31, 2015, restricted cash of $0.5 million was pledged as collateral for the letters of credit.

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
The following table summarizes, by major financial instrument type, our cash equivalents and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2016			December 31, 2015
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$35,139	$—	$35,139	$38,595	$—	$38,595

Available-for-sale marketable securities:
Corporate debt securities	—	51,786	51,786	—	62,052	62,052
U.S. Treasury securities	94,086	—	94,086	—	—	—
Commercial paper	—	13,973	13,973	—	2,995	2,995
	$129,225	$65,759	$194,984	$38,595	$65,047	$103,642
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2016. We had no financial instruments that were classified within Level 3 as of September 30, 2016 and December 31, 2015.

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
As of September 30, 2016 and December 31, 2015, inventories consisted of $3.4 million and $1.4 million of Hylenex recombinant inventory, net, respectively, and $9.4 million and $8.1 million, respectively, of bulk rHuPH20 for use in the manufacture of Balxalta’s and Roche’s collaboration products.
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

Income Taxes
We provide for income taxes using the liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities at each year end and their respective tax bases and are measured using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Significant judgment is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and the valuation allowance to record against our net deferred tax assets, which are based on complex and evolving tax regulations throughout the world. Deferred tax assets and other tax benefits are recorded when it is more likely than not that the position will be sustained upon audit. Valuation allowances have been established to reduce our net deferred tax assets to zero, as we believe that it is more likely than not that such assets will not be realized. The interim tax provision is calculated using the estimated effective tax rate expected to be applicable for the full year. During the three and nine months ended September 30, 2016, we recognized $1.3 million and $1.6 million, respectively, in income tax expense, comprising U.S. federal alternative minimum tax.
Net Loss Per Share
Basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Outstanding stock options, unvested RSAs, unvested RSUs and unvested PRSUs are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. For the three and nine months ended September 30, 2016 and 2015, approximately 13.8 million and 9.6 million shares, respectively, of common stock equivalents were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive.
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

3. Marketable Securities
Available-for-sale marketable securities consisted of the following (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$51,785	$6	$(5)	$51,786
U.S. Treasury securities	94,004	85	(3)	94,086
Commercial paper	13,973	—	—	13,973
	$159,762	$91	$(8)	$159,845

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$62,151	$—	$(99)	$62,052
Commercial paper	2,995	—	—	2,995
	$65,146	$—	$(99)	$65,047
As of September 30, 2016, $153.8 million of our available-for-sale marketable securities were scheduled to mature within the next 12 months. As of September 30, 2016, we had five available-for-sale marketable securities in a gross unrealized loss position, all of which had been in such position for less than 12 months. Based on our review of these marketable securities, we believe there were no other-than-temporary impairments on these marketable securities as of September 30, 2016 because we do not intend to sell these marketable securities prior to maturity and it is not more likely than not that we will be required to sell these marketable securities before the recovery of their amortized cost basis.
4. Collaborative Agreements
Roche Collaboration
In December 2006, we and Roche entered into a collaboration and license agreement, under which Roche obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 and up to thirteen Roche target compounds (the “Roche Collaboration”). As of September 30, 2016, Roche has elected a total of five targets, two of which are exclusive, and in addition retains the option to develop and commercialize rHuPH20 with three additional targets. In August 2013, Roche received European marketing approval for its collaboration product, Herceptin SC, for the treatment of patients with HER2-positive breast cancer and launched Herceptin SC in the European Union (“EU”) in September 2013. In March 2014, Roche received European marketing approval for its collaboration product, MabThera SC, for the treatment of patients with common forms of non-Hodgkin lymphoma (“NHL”). In June 2014, Roche launched MabThera SC in the EU.
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

As of September 30, 2016
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
For the three months ended September 30, 2016 and 2015, we recognized $0.8 million and $0.9 million, respectively, of Roche deferred revenues, excluding reimbursements for providing research and development services and supplying bulk rHuPH20, as revenues under collaborative agreements. For each of the the nine months ended September 30, 2016 and 2015, we recognized $2.5 million of Roche deferred revenues, excluding reimbursements for providing research and development services, as revenues under collaborative agreements. Roche deferred revenues, excluding deferred revenues related to reimbursements for providing research and development services, were $36.5 million and $39.0 million as of September 30, 2016 and December 31, 2015, respectively.
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

As of September 30, 2016
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
For each of the three months ended September 30, 2016 and 2015, we recognized $0.2 million of Baxalta deferred revenues as revenues under collaborative agreements. For each of the nine months ended September 30, 2016 and 2015, we recognized $0.6 million of Baxalta deferred revenues as revenues under collaborative agreements. Baxalta deferred revenues totaled $8.4 million and $9.0 million as of September 30, 2016 and December 31, 2015, respectively.
Other Collaborations
In December 2015, we and Lilly entered into a collaboration and license agreement, under which Lilly has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Lilly proprietary biologics directed at up to five targets (the “Lilly Collaboration”). Targets, once selected, will be on an exclusive, global basis. As of September 30, 2016, Lilly has elected two specified exclusive targets and one specified semi-exclusive target. Lilly has the right to elect up to two additional targets for additional fees. The upfront license payment may be followed by event-based payments subject to Lilly’s achievement of specified development, regulatory and sales-based milestones. In addition, Lilly will pay royalties to us if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the Lilly Collaboration continues in effect until the later of: (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Lilly Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. In the event such valid claims expire, the royalty rate is reduced for the remaining royalty term. Lilly may terminate the agreement prior to expiration for any reason in its entirety upon 60 days prior written notice to us. Upon any such termination, the license granted to Lilly (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
In June 2015, we and AbbVie entered into a collaboration and license agreement, under which AbbVie has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with AbbVie proprietary biologics directed at up to nine targets (the “AbbVie Collaboration”). Targets, once selected, will be on an exclusive, global basis. As of September 30, 2016, AbbVie has elected one specified exclusive target, TNF alpha. AbbVie has announced plans to develop rHuPH20 with adalimumab (HUMIRA®) which may allow reduced number of induction injections and deliver additional performance benefits. AbbVie has the right to elect up to eight additional targets for additional fees. The upfront license payment may be followed by event-based payments subject to AbbVie’s achievement of specified development, regulatory and sales-based milestones. In addition, AbbVie will pay tiered royalties to us if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the AbbVie Collaboration continues in effect until the later of: (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the AbbVie Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. In the event such valid claims expire, the royalty rate is reduced for the remaining royalty term. AbbVie may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 90 days prior written notice to us. Upon any such termination, the license granted to AbbVie (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
In December 2014, we and Janssen entered into a collaboration and license agreement, under which Janssen has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Janssen proprietary biologics directed at up to five targets (the “Janssen Collaboration”). Targets, once selected, will be on an exclusive, global basis. As of September 30, 2016, Janssen has elected one specified exclusive target, CD38. Janssen has the right to elect four additional targets in the future upon payment of additional fees. In addition, Janssen will pay royalties to us if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the Janssen Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Janssen Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. In the event such valid claims expire, the royalty rate is reduced for the remaining royalty term. Janssen may terminate the agreement prior to expiration for any reason in its entirety or on a product-by-product basis upon 90 days prior written notice to us. Upon any such termination, the license granted to Janssen (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Pfizer proprietary biologics directed at up to six targets (the “Pfizer Collaboration”). Targets may be selected on an exclusive or non-exclusive basis. As of September 30, 2016, Pfizer has elected five specified exclusive targets. Pfizer has the right to elect one additional target in the future upon payment of additional fees. In addition, Pfizer will pay royalties to us if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the Pfizer Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Pfizer Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. Royalties are subject to adjustment as set forth in the agreement. Pfizer may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 30 days prior written notice to us. Upon any such termination, the license granted to Pfizer (in total or with respect to the terminated target, as applicable) will terminate, provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.

Payments received from other collaborators for upfront license fees, license fees for the election of additional targets, maintenance fees and event-based payments since inception of the collaboration agreements are as follows (in thousands):

As of September 30, 2016
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
The amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (non-contingent amount). As such, we excluded from the allocable arrangement consideration the event-based payments, milestone payments, annual exclusivity fees and royalties regardless of the probability of receipt. Based on the results of our analysis, we allocated the $12.5 million license fees from Pfizer, the $15.3 million license fee from Janssen, the $23.0 million upfront license fee from AbbVie and the $33.0 million license fees from Lilly to the license fee deliverable under each of the arrangements. We determined that the upfront payments were earned upon the granting of the worldwide, exclusive right to our technology to the collaborators in these arrangements. As a result, we recognized the $12.5 million license fees under the Pfizer Collaboration, the $15.3 million license fee under the Janssen Collaboration, the $23.0 million upfront license fee under the AbbVie Collaboration, and the $33.0 million license fees under the Lilly Collaboration as revenues under collaborative agreements in the period when such license fees were earned. We recognized no revenue in the three months ended September 30, 2016 related to event-based payments or milestone payments under these collaborations and $6.0 million in the nine months ended September 30, 2016. We did not recognize any such revenues for the three and nine months ended September 30, 2015.
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
5. Certain Balance Sheet Items
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Accounts receivable from product sales to collaborators	$10,220	$4,996
Accounts receivable from other product sales	1,912	2,442
Accounts receivable from revenues under collaborative agreements	5,937	25,939
Subtotal	18,069	33,377
Allowance for distribution fees and discounts	(390)	(967)
Total accounts receivable, net	$17,679	$32,410
Inventories consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$1,490	$677
Work-in-process, net	9,708	8,481
Finished goods	1,654	331
Total inventories	$12,852	$9,489
Prepaid expenses and other assets consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Prepaid research and development expenses	$8,801	$9,225
Other prepaid expenses	1,810	1,198
Other assets	437	530
Total prepaid expenses and other assets	11,048	10,953
Less long-term portion	4,986	5,574
Total prepaid expenses and other assets, current	$6,062	$5,379

Property and equipment, net consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Research equipment	$10,316	$9,666
Computer and office equipment	3,178	2,570
Leasehold improvements	2,319	2,025
Subtotal	15,813	14,261
Accumulated depreciation and amortization	(11,406)	(10,318)
Property and equipment, net	$4,407	$3,943
Depreciation and amortization expense totaled $0.7 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively, and $1.8 million and $1.2 million for the nine months ended September 30, 2016 and 2015, respectively.
Accrued expenses consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued outsourced research and development expenses	$9,947	$8,617
Accrued compensation and payroll taxes	8,201	8,636
Accrued outsourced manufacturing expenses	3,706	6,205
Other accrued expenses	3,890	4,118
Total accrued expenses	25,744	27,576
Less long-term accrued outsourced research and development expenses	11	784
Total accrued expenses, current	$25,733	$26,792
Long-term accrued outsourced research and development is included in other long-term liabilities in the condensed consolidated balance sheets.
Deferred revenue consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Collaborative agreements
License fees and event-based payments:
Roche	$36,542	$39,038
Other	8,400	9,724
	44,942	48,762
Reimbursement for research and development services	5,799	4,461
Total deferred revenue	50,741	53,223
Less current portion	9,892	9,304
Deferred revenue, net of current portion	$40,849	$43,919

6. Long-Term Debt, Net
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty LLC (“Halozyme Royalty”), we received a $150 million loan (the “Royalty-backed Loan”) pursuant to a credit agreement (the “Credit Agreement”) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the “Royalty-backed Lenders”). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (“Collaboration Agreements”). The royalty payments from the Collaboration Agreements will be used to repay the principal and interest on the loan (the “Royalty Payments”).  The Royalty-backed loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. The interest rate as of September 30, 2016 was 9.61%.
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
As of September 30, 2016, we were in compliance with all material covenants under the Credit Agreement and there was no material adverse change in our business, operations or financial condition.
During the nine months ended September 30, 2016, accrued interest in the amount of $9.2 million was capitalized and added to the principal balance of the Royalty-backed Loan. In addition, we recorded related accrued interest on the debt of $0.7 million as of September 30, 2016.
In connection with the Royalty-backed Loan, we paid the Royalty-backed Lenders a fee of $1.5 million and incurred additional debt issuance costs totaling $0.4 million, which includes expenses that we paid on behalf of the Royalty-backed Lenders and expenses incurred directly by us. Debt issuance costs and the lender fee have been netted against the debt as of September 30, 2016, and are being amortized over the estimated term of the debt using the effective interest method. For the three and nine months ended September 30, 2016, the Company recognized interest expense, including amortization of the debt discount, related to the Royalty-backed Loan of $3.8 million and $10.2 million, respectively. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short- and long-term classification of these costs, as well as the period over which these costs will be amortized. The outstanding balance of the Royalty-backed Loan as of September 30, 2016 was $157.6 million, inclusive of payment-in-kind interest expense of $9.2 million and net of unamortized debt discount of $1.6 million.

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
 As of September 30, 2016, we were in compliance with all material covenants under the Loan Agreement and there was no material adverse change in our business, operations or financial condition.
Interest expense, including amortization of the debt discount, related to the Oxford and SVB loan totaled $1.5 million and $1.3 million for the three months ended September 30, 2016 and 2015, respectively, and $4.2 million and $3.9 million for the nine months ended September 30, 2016 and 2015, respectively. Accrued interest, which is included in accrued expenses and other long-term liabilities, was $0.4 million and $3.2 million as of September 30, 2016 and December 31, 2015, respectively. The outstanding term loan balance was $54.6 million as of September 30, 2016, net of unamortized debt discount of $3.4 million.
7. Share-based Compensation
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$3,045	$2,269	$8,459	$7,268
Selling, general and administrative	3,610	3,284	10,384	8,320
Share-based compensation expense	$6,655	$5,553	$18,843	$15,588
Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	$4,327	$3,281	$12,103	$7,905
RSAs, RSUs and PRSUs	2,328	2,272	6,740	7,683
	$6,655	$5,553	$18,843	$15,588
Because we have a net operating loss carryforward as of September 30, 2016, no excess tax benefits for the tax deductions related to share-based awards were recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016.

The Company granted stock options to purchase approximately 0.8 million shares of the Company’s common stock during both the three months ended September 30, 2016 and 2015, and 4.3 million and 3.3 million shares of the Company’s common stock during the nine months ended September 30, 2016 and 2015, respectively. The exercise price of stock options granted is equal to the closing price of the Company’s common stock on the date of grant. We estimated fair value of each stock option granted on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes model”). Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation that we will not be making future dividend payments. The assumptions used in the Black-Scholes model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected volatility	70.5-70.7%	66.8-66.9%	67.5-70.7%	66.2-67.0%
Average expected term (in years)	5.4	5.6	5.4	5.6
Risk-free interest rate	1.00-1.18%	1.69-1.92%	1.00-1.73%	1.34-1.92%
Expected dividend yield	—	—	—	—
Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	September 30, 2016
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$46,651	2.9
RSAs	$10,311	2.6
RSUs	$9,439	2.8
8. Stockholders’ (Deficit) Equity
During the nine months ended September 30, 2016 and 2015, we issued an aggregate of 383,719 and 1,626,091 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $6.74 and $7.43 per share, respectively, for net proceeds of approximately $2.6 million and $12.1 million, respectively. For the nine months ended September 30, 2016 and 2015, we issued 215,779 and 134,088 shares of common stock, respectively, upon vesting of certain RSUs for which the RSU holders surrendered 82,396 and 52,019 RSUs, respectively, to pay for minimum withholding taxes totaling approximately $0.8 million and $0.7 million, respectively. In addition, we issued 968,652 and 515,695 shares of common stock in connection with the grants of RSAs during the nine months ended September 30, 2016 and 2015, respectively. Stock options and unvested restricted units totaling approximately 12.4 million shares and 9.0 million shares of our common stock were outstanding as of September 30, 2016 and December 31, 2015, respectively.

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
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than statements of historical fact are, or may be deemed to be, forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity,” “project” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the anticipated timing and scope of planned clinical trials, the development or regulatory approval of new products, enhancements of existing products or technologies, timing and success of the launch of new products by us or by our collaborators, third party performance under key collaboration agreements, revenue, expense and cash burn levels, expected repayment of the Royalty-backed Loan and trends and other statements regarding matters that are not historical are forward-looking statements. Such statements reflect management’s current forecast of certain aspects of our future, are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements due to a number of factors including, but not limited to, those set forth below under the section entitled “Risks Factors” and elsewhere in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report.
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
Our proprietary development pipeline consists primarily of pre-clinical and clinical stage product candidates in oncology. Our lead oncology program is PEGPH20 (PEGylated recombinant human hyaluronidase), a molecular entity we are developing in combination with currently approved cancer therapies as a candidate for the systemic treatment of tumors that accumulate HA. We have demonstrated that when HA accumulates in a tumor, it can cause higher pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. PEGPH20 has been demonstrated in animal models to work by temporarily degrading HA surrounding cancer cells resulting in reduced pressure and increased blood flow to the tumor thereby enabling increased amounts of anticancer treatments administered concomitantly gaining access to the tumor. We are currently in Phase 2 and Phase 3 clinical testing for PEGPH20 with ABRAXANE® (nab-paclitaxel) and gemcitabine in stage IV pancreatic ductal adenocarcinoma (PDA) (Studies 109-202 and 109-301), in Phase 1b clinical testing for PEGPH20 with KEYTRUDA® (pembrolizumab) in non-small cell lung cancer and gastric cancer (Study 107-101) and in Phase 1b/2 clinical testing for PEGPH20 with HALAVEN® (eribulin) in first line and second line HER2-negative metastatic breast cancer.
Our third quarter of 2016 and recent highlights include:

•
In November 2016, the FDA accepted Genentech’s (a member of the Roche Group) Biologics License Application for a subcutaneous formulation of rituximab in multiple blood cancer indications. This is a co-formulation with rHuPH20, which is approved and marketed under the MabThera SC brand in countries outside the U.S.

•
In October 2016, we announced that PEGPH20 will be included in a pancreatic cancer clinical trial initiative called Precision Promise, an initiative that aims to change the current treatment approach to pancreatic cancer by offering options to patients based on the molecular profile of their tumor. This is being accomplished through the Pancreatic Cancer Action Network leading a collaboration that brings together clinicians, researchers, and drug developers. Pancreatic Cancer Action Network has announced plans to begin enrolling patients at 12 initial consortium sites in Spring 2017.

•
In August 2016, after assessing recruitment and the enrollment of increasingly later line patients, we decided to discontinue the PRIMAL study of PEGPH20 with docetaxel in non-small cell lung cancer patients and focus on immuno-oncology therapy in our ongoing phase 1b study of PEGPH20 in combination with KEYTRUDA.

•
In July 2016, we resumed patient enrollment and dosing in our ongoing Phase 1b study evaluating PEGPH20 in combination with KEYTRUDA in relapsed non-small cell lung and gastric cancer patients under a revised clinical protocol. The revised protocol has been submitted to all institutional review boards (IRBs) and is pending feedback from the FDA.

•	In July 2016, we initiated a phase 1b/2 study with our partner, Eisai, exploring the combination of PEGPH20 and eribulin in first line and second line HER2-negative high-HA metastatic breast cancer.

Product and Product Candidates
We have one marketed proprietary product, one proprietary product candidate targeting several indications in various stages of development, and two pre-clinical product candidates. The following table summarizes our proprietary product and product candidate as well as products and product candidates under development with our collaborators:

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
Study Halo 109-202:
In the second quarter of 2013, we initiated Study 109-202, a Phase 2 multicenter randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV PDA. The study was designed to enroll patients who would receive gemcitabine and nab-paclitaxel (ABRAXANE®) either with or without PEGPH20. The primary endpoint is to measure the improvement in PFS in patients receiving PEGPH20 plus gemcitabine and ABRAXANE (PAG arm) compared to those who are receiving gemcitabine and ABRAXANE alone (AG arm). In April 2014, after 146 patients had been enrolled, the trial was put on clinical hold by Halozyme and the FDA to assess a question raised by the Data Monitoring Committee regarding a possible difference in the TE events rate between the group of patients treated in the PAG arm versus the group of patients treated in the AG arm. This portion of the study and patients in this portion are now referred to as Stage 1. At the time of the clinical hold all patients remaining in the study continued on gemcitabine and ABRAXANE. In July 2014, the Study 109-202 was reinitiated (Stage 2) under a revised protocol, which excludes patients that are expected to be at a greater risk for TE events. The revised protocol provides for thromboembolism prophylaxis of all patients in both arms of the study with low molecular weight heparin, and adds evaluation of the TE events rate in Stage 2 PEGPH20-treated patients as a co-primary end point. Stage 2 of Study 109-202 enrolled an additional 133 patients, to add to the 146 patients already in the clinical trial, with a 2:1 randomization for the PAG arm compared to the AG arm. We were recently informed by the independent statistician for the data monitoring committee that progression-free survival data are not yet mature for analysis. As a result, we now expect the reporting of data may move from the fourth quarter of 2016 into 2017, depending on when it is mature for analysis.
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

In June 2016, results from a final analysis of Stage 1 of Study 109-202, based on a February 2016 data cut-off, were presented at the American Society of Clinical Oncology annual conference. The trial included 135 treated patients in Stage 1, of whom a total of 43 patients (22 in the PAG arm and 21 in the AG arm) were determined to have high HA. This final analysis of secondary and exploratory endpoints was conducted using the Ventana companion diagnostic to retrospectively identify high levels of HA. The key results showed in the high-HA patient population:

•	Median PFS was 9.2 months in the PAG arm versus 6.0 months in the AG arm, hazard ratio (HR) with a 95 percent confidence interval (CI): 0.46 (0.15, 1.40);

•	Overall response rate of 50 percent, including one complete response in the PAG arm versus 33 percent and all partial responses in the AG arm;

•	Median duration of response of 8.1 months in the PAG arm versus 3.7 months in the AG arm;

•
The exploratory analysis of median OS was similar between the treatment arms, 11.8 months vs. 10.9 months in the PAG vs. AG arms respectively. Factors potentially having an impact on these results include less aggressive disease among patients in the AG arm and a greater than 40 percent discontinuation rate of PEGPH20 treatment in the PAG arm at the time of the clinical hold, resulting in all patients receiving AG alone in both arms;

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
We continue to collect and receive data on Stage 1 and 2 patients including Stage 1 patients who had discontinued treatment and who were in long term follow up at the time of the February 2016 data cut-off. When the database is considered complete and locked, an updated analysis and Final Study Report will be generated.
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
Other indications outside of pancreatic cancer:
Study HALO 107-201, PRIMAL Study: In December 2014, we initiated a Phase 1b/2 trial, to evaluate PEGPH20 in second line in combination with docetaxel (Taxotere®) in non-small cell lung cancer patients. In August 2016, after assessing recruitment and the enrollment of increasingly later line patients, we discontinued the PRIMAL study.
Study HALO 107-101, the immuno-oncology trial: In November 2015, we initiated a Phase 1b study exploring the combination of PEGPH20 and KEYTRUDA®, an immuno-oncology agent in relapsed non-small cell lung cancer and gastric cancer. We recently resumed patient enrollment after submitting a revised protocol to all IRBs. We expect to evaluate and identify the dose and safety of PEGPH20 plus KEYTRUDA prior to embarking on dose expansion in high-HA patients in this study. We project that the study will move into the dose expansion phase by the end of 2016.
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

Tumor microenvironment
PEG-ADA2: PEGylated adenosine deaminase 2, or PEG-ADA2, is an immune checkpoint inhibitor that targets immuno-suppressive adenosine, which may accumulate to high levels in the tumor microenvironment. We are currently in early pre-clinical development with PEG-ADA2, with the next milestone expected to be final drug candidate selection by the end of 2016. We plan to continue the ongoing studies and characterization of PEG-ADA2 with the goal of determining its suitability as a targeted therapy for clinical study.
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
In September 2013, Roche launched a subcutaneous (SC) formulation of Herceptin (trastuzumab) (Herceptin SC) in Europe for the treatment of patients with HER2-positive breast cancer. This formulation utilizes our patented ENHANZE Technology and is administered in two to five minutes, compared to 30 to 90 minutes with the standard intravenous form. Roche received European marketing approval for Herceptin SC in August 2013. The European Commission’s approval was based on data from Roche’s Phase 3 HannaH study which showed that the subcutaneous formulation of Herceptin was associated with comparable efficacy (pathological complete response, pCR) to Herceptin administered intravenously in women with HER2-positive early breast cancer and resulted in non-inferior trastuzumab plasma levels. Overall, the safety profile in both arms of the HannaH study was consistent with that expected from standard treatment with Herceptin and chemotherapy in this setting. No new safety signals were identified. Breast cancer is the most common cancer among women worldwide. Each year, about 1.7 million new cases of breast cancer are diagnosed worldwide, and over 500,000 women will die of the disease annually. In HER2-positive breast cancer, increased quantities of the human epidermal growth factor receptor 2 (HER2) are present on the surface of the tumor cells. This is known as “HER2 positivity” and affects approximately 15% to 20% of women with breast cancer. HER2-positive cancer is reported to be a particularly aggressive form of breast cancer. Directed at the same target, Roche initiated a Phase 1 study of rHuPH20 with PERJETA® (pertuzumab) in patients with early breast cancer in March 2016.
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

In November 2016, the FDA has accepted Genentech’s (a member of the Roche Group) Biologics License Application for a subcutaneous formulation of rituximab in multiple blood cancer indications. This is a co-formulation with rHuPH20, which is approved and marketed under the MabThera SC brand in countries outside the U.S.
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
Pfizer Collaboration
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Pfizer proprietary biologics directed to up to six targets in primary care and specialty care indications. Targets may be selected on an exclusive or non-exclusive basis. Pfizer has elected five targets on an exclusive basis. One of the targets is proprotein convertase subtilisin/kexin type 9 (PCSK9) which is the gene that provides instructions for making a protein that helps regulate the amount of cholesterol in the bloodstream. Pfizer initiated dosing of a subcutaneous formulation of rHuPH20 and bococizumab, an investigational PCSK9 inhibitor, in a Phase 1 trial in February 2016. In April 2016, Pfizer completed a Phase 1 study of rHuPH20 with rivipansel, directed to another target to treat vaso-occlusive crisis in individuals with sickle cell disease, demonstrating feasibility of large volume subcutaneous administration with rHuPH20. Pfizer recently announced they have discontinued their development program for bococizumab. The development of the subcutaneous formulation of rHuPH20 with bococizumab has also been discontinued. Pfizer also made a portfolio decision to discontinue development of rHuPH20 with rivipansel. Pfizer continues to develop a third program with an undisclosed target.
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

AbbVie Collaboration
In June 2015, we and AbbVie entered into a collaboration and license agreement, under which AbbVie has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with AbbVie proprietary biologics directed to up to nine targets. Targets may be selected on an exclusive basis. AbbVie has elected TNF alpha as the first target on an exclusive basis. In January 2016, AbbVie initiated dosing in a Phase 1 clinical trial evaluating rHuPH20 with adalimumab (HUMIRA®) which may allow a reduced number of induction injections and deliver additional performance benefits.
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
Results of Operations
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Product Sales, Net – Product sales, net were as follows (in thousands):

	Three Months Ended
	September 30,
	2016	2015	Change
Sales of bulk rHuPH20:
Roche	$6,758	$4,694	$2,064
Baxalta	2,618	1,573	1,045
Other	245	176	69
Sales of Hylenex	3,710	3,858	(148)
Total product sales, net	$13,331	$10,301	$3,030
Product sales, net increased in the three months ended September 30, 2016 compared to the same period in 2015, due to an increase in the sales of bulk rHuPH20 to Baxalta and Roche.
Royalties – Royalty revenue was $13.0 million for the three months ended September 30, 2016 compared to $8.3 million for the three months ended September 30, 2015. The increase relates primarily to increased sales of Herceptin SC by Roche. We recognize royalties on sales of the collaboration products by the collaborators in the quarter following the quarter in which the corresponding sales occurred. In general, we expect royalty revenue to increase in future periods reflecting expected increases in sales of collaboration products, although there may be periods with flat or declining royalty revenue as sales of products under collaborations vary.

Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended
	September 30,
	2016	2015	Change
Upfront license fees, license fees for the election of additional targets, license maintenance fees and amortization of deferred upfront and other license fees and event-based payments:
Roche	$831	$815	$16
Other	192	192	—
	1,023	1,007	16
Reimbursements for research and development services:
Roche	3,881	539	3,342
Janssen, Lilly, Baxalta, other	582	659	(77)
	4,463	1,198	3,265
Total revenues under collaborative agreements	$5,486	$2,205	$3,281
Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and amortization of deferred upfront and other license fees and event-based payments remained flat in the three months ended September 30, 2016 compared to the same period in 2015.
Revenue from reimbursements for research and development services increased in the three months ended September 30, 2016, compared to the same period in 2015 mainly due to an increase in services provided to Roche related to the validation of a new manufacturing facility. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount and timing of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Cost of Product Sales – Cost of product sales were $9.1 million for the three months ended September 30, 2016 compared to $6.2 million for the three months ended September 30, 2015. The increase of in cost of $2.9 million product sales was mainly due to an increase in bulk rHuPH20 sales to collaboration partners.
Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Three Months Ended
	September 30,
Programs	2016	2015	Change
PEGPH20	$24,248	$22,607	$1,641
Enhanze collaborations and rHuPH20 platform	6,139	4,095	2,044
Other	3,476	909	2,567
Total research and development expenses	$33,863	$27,611	$6,252

Research and development expenses relating to our PEGPH20 program for the three months ended September 30, 2016 increased by 7%, compared to the same period in 2015, primarily due to increased clinical trial activities. We expect these expenses to increase in future periods reflecting expected increases in our PEGPH20 development activities. Research and development expenses relating to our Enhanze collaborations and our rHuPH20 platform for the three months ended September 30, 2016 increased by 50%, compared to the same period in 2015, primarily due to an increase in manufacturing expenses related to Roche due to the validation cost of a new manufacturing facility and increased manufacturing for future R&D studies. The rHuPH20 platform includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses were $11.6 million for the three months ended September 30, 2016 compared to $10.2 million for the three months ended September 30, 2015. The increase of $1.4 million, or 13%, was primarily due to an increase in compensation expense in the current period as we increased the number of employees. We expect SG&A expenses to increase moderately in future periods as our operations expand.
Interest Expense – Interest expense was $5.3 million for the three months ended September 30, 2016 compared to $1.3 million for the three months ended September 30, 2015. The increase of $4.0 million was primarily due to interest expense incurred on the Royalty-backed Loan we received in January 2016, partially offset by lower average borrowings on the term loan during the quarter.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Product Sales, Net – Product sales, net were as follows (in thousands):

	Nine Months Ended
	September 30,
	2016	2015	Change
Sales of bulk rHuPH20:
Roche	$19,563	$16,976	$2,587
Baxalta	7,538	3,057	4,481
Other	1,122	667	455
Sales of Hylenex	11,747	11,803	(56)
Total product sales, net	$39,970	$32,503	$7,467
Product sales, net increased in the three months ended September 30, 2016 compared to the same period in 2015, primarily due to an increase in the sales of bulk rHuPH20 to Baxalta and Roche.
Royalties – Royalty revenue was $36.7 million for the nine months ended September 30, 2016 compared to $21.4 million for the nine months ended September 30, 2015. The increase relates primarily to increased sales of Herceptin SC by Roche. We recognize royalties on sales of the collaboration products by the collaborators in the quarter following the quarter in which the corresponding sales occurred. In general, we expect royalty revenue to increase in future periods reflecting expected increases in sales of collaboration products, although there may be periods with flat or declining royalty revenue as sales of products under collaborations vary.

Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Nine Months Ended
	September 30,
	2016	2015	Change
Upfront license fees, license fees for the election of additional targets, license maintenance fees and amortization of deferred upfront and other license fees and event-based payments:
Lilly	$8,000	$—	$8,000
AbbVie	6,000	23,000	(17,000)
Pfizer	2,500	1,000	1,500
Roche	2,496	2,448	48
Other	824	574	250
	19,820	27,022	(7,202)
Reimbursements for research and development services:
Roche	9,897	734	9,163
Janssen, Lilly, Baxalta, other	1,306	1,140	166
	11,203	1,874	9,329
Total revenues under collaborative agreements	$31,023	$28,896	$2,127
Revenue from upfront license fees, license fees for the election of additional targets, license maintenance fees and amortization of deferred upfront and other license fees and event-based payments decreased in the nine months ended September 30, 2016 compared to the same period in 2015, primarily due to the upfront license fees received in connection with the AbbVie Collaboration of $23.0 million that was recognized in the nine months ended September 30, 2015, for which we did not recognize any such revenue in the nine months ended September 30, 2016, offset by licenses fees for the election of additional targets received from Lilly, AbbVie and Pfizer of $16.5 million in the nine months ended September 30, 2016.
Revenue from reimbursements for research and development services increased in the nine months ended September 30, 2016, compared to the same period in 2015 mainly due to an increase in services provided to Roche related to the validation of a new manufacturing facility. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Cost of Product Sales – Cost of product sales were $25.2 million for the nine months ended September 30, 2016 compared to $20.8 million for the nine months ended September 30, 2015. The increase of $4.4 million in cost of product sales was due to a $6.1 million increase in bulk rHuPH20 sales to collaboration partners partially offset by a $1.7 million decrease in Hylenex recombinant cost of product sales, due to a decrease in manufacturing costs.

Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Nine Months Ended
	September 30,
Programs	2016	2015	Change
PEGPH20	$81,119	$52,552	$28,567
Enhanze collaborations and rHuPH20 platform	19,661	7,507	12,154
Other	8,713	5,431	3,282
Total research and development expenses	$109,493	$65,490	$44,003
Research and development expenses relating to our PEGPH20 program for the nine months ended September 30, 2016 increased by 54%, compared to the same period in 2015, primarily due to increased clinical trial activities. We expect these expenses to increase in future periods reflecting expected increases in our PEGPH20 development activities. Research and development expenses relating to our Enhanze collaborations and our rHuPH20 platform for the nine months ended September 30, 2016 increased by 162%, compared to the same period in 2015, primarily due to an increase in manufacturing expenses related to Roche due to the validation cost of a new manufacturing facility and increased manufacturing for future R&D studies. The rHuPH20 platform includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Selling, General and Administrative – SG&A expenses were $33.6 million for the nine months ended September 30, 2016 compared to $29.4 million for the nine months ended September 30, 2015. The increase of $4.2 million, or 14%, was primarily due to an increase in compensation expense in the current period as we increased the number of employees. We expect SG&A expenses to increase moderately in future periods as our operations expand.
Interest Expense – Interest expense was $14.4 million for the nine months ended September 30, 2016 compared to $3.9 million for the nine months ended September 30, 2015. The increase of $10.5 million was primarily due to interest expense incurred on the Royalty-backed Loan we received in January 2016.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of September 30, 2016, we had cash, cash equivalents and marketable securities of $221.1 million. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements will depend on the progress and success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and other commercialization activities.
We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. We currently anticipate a cash and cash equivalents balance of $180 million to $190 million at December 31, 2016, which will depend on the progress of various preclinical and clinical programs, the timing of our manufacturing scale-up and the achievement of various milestones and royalties under our existing collaborative agreements. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborations and cash that we may raise through future transactions. We may finance future cash needs through any one of the following financing vehicles: (i) the public offering of securities; (ii) new collaborative agreements; (iii) expansions or revisions to existing collaborative relationships; (iv) private financings; (v) other equity or debt financings; and/or (vi) monetizing assets.

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
Cash Flows
Operating Activities
Net cash used in operations was $34.6 million for the nine months ended September 30, 2016 compared to $21.9 million for the nine months ended September 30, 2015. The $12.7 million increase in utilization of cash in operations was mainly due to an increase in operating expenses for the nine months ended September 30, 2016 compared to the corresponding period in the prior year.
Investing Activities
Net cash used in investing activities was $97.8 million for the nine months ended September 30, 2016 compared to net cash provided by investing activities of $20.6 million for the nine months ended September 30, 2015. This change was primarily due to the $106.0 million increase in purchases of marketable securities for the nine months ended September 30, 2016 using proceeds from financing activities.
Financing Activities
Net cash provided by financing activities was $150.3 million for the nine months ended September 30, 2016 compared to $11.4 million for the nine months ended September 30, 2015. This increase was due to net proceeds of $148.0 million from the Royalty-backed Loan, and $55.0 million from the Oxford and SVB Loan and Security Agreement, partially offset by principal and a final payment of $54.3 million on the Oxford and SVB Loan and a $9.5 million decrease in net proceeds from the issuance of common stock under equity incentive plans for the nine months ended September 30, 2016.
Long-Term Debt
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty, we received a $150 million loan (the Royalty-backed Loan) pursuant to a credit agreement (the Credit Agreement) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the Royalty-backed Lenders). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (Collaboration Agreements). The royalty payments from the Collaboration Agreements will be used to repay the principal and interest on the loan (the Royalty Payments).  The Royalty-backed Loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. The interest rate as of September 30, 2016 was 9.61%. The outstanding balance of the Royalty-backed Loan as of September 30, 2016 was $157.6 million, inclusive of payment-in-kind interest expense of $9.2 million and net of unamortized debt discount of $1.6 million.

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
In June 2016, we entered into a new Loan and Security Agreement (the Loan Agreement) with the Lenders, providing a senior secured loan facility of up to an aggregate principal amount of $70 million. Upon entering the loan, we drew $55 million at an annual interest rate of 8.25% and used a portion the proceeds to pay the outstanding principal and final payment owed on the Original Loan Agreement. The remaining proceeds are to be used for working capital and general business requirements. We have the option to draw the remaining $15 million during the second quarter of 2017 at an annual interest rate equal to the then-current prime rate as reported in The Wall Street Journal plus 4.75%. The term loan repayment schedule provides for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of January 1, 2021. The Loan Agreement provides for a final payment equal to 5.50% of the initial $55 million principal amount and, if we exercise our option to draw an additional $15 million in 2017, 7.25% of the principal amount of the second draw. The final payment is due when the term loan becomes due or upon the prepayment of the facility. We have the option to prepay the outstanding balance of the term loan in full, subject to a prepayment fee of 2% in the first year and 1% in the second year of the term loan. The outstanding term loan balance was $54.6 million as of September 30, 2016, net of unamortized debt discount of $3.4 million.

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
Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
 Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Please see our audited consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K), which contain our critical accounting policies and other disclosures required by U.S. GAAP. There were no material changes from those policies and disclosures included in our 2015 Form 10-K.
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
Relative to expenses incurred in our operations, we have generated only limited revenues from product sales, royalties, licensing fees, milestone payments, bulk rHuPH20 supply payments and research reimbursements to date and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, royalties, licensing fees, research reimbursements, bulk rHuPH20 supply payments and/or milestone payments, we expect to incur significant operating losses over the next few years. We have never been profitable, and we may never become profitable. Through September 30, 2016, we have incurred aggregate net losses of $558.0 million.
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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, the high and low sales prices of our common stock during the twelve months ended September 30, 2016 were $18.65 and $6.96, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

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
There have been no material changes in our market risks during the quarter ended September 30, 2016.
As of September 30, 2016, our cash equivalents and marketable securities consisted of investments in U.S. Treasury securities, money market funds, corporate debt obligations and commercial paper. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. As of September 30, 2016, based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	November 7, 2016	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 7, 2016	/s/ Laurie D. Stelzer
Laurie D. Stelzer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)