Form 10-K
period 2016-12-31
HALOZYME THERAPEUTICS INC
filed 2017-02-28
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes        ☒    No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016 was approximately $1.1 billion based on the closing price on the NASDAQ Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 22, 2017, there were 129,764,415 shares of the registrant’s common stock issued, $0.001 par value per share, and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

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
References to “Halozyme,” “the Company,” “we,” “us,” and “our” refer to Halozyme Therapeutics, Inc. and its wholly owned subsidiary, Halozyme, Inc., and Halozyme, Inc.’s wholly owned subsidiaries, Halozyme Holdings Ltd., Halozyme Royalty LLC and Halozyme Switzerland GmbH. References to “Notes” refer to the Notes to Consolidated Financial Statements included herein (refer to Part II, Item 8).
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
Our proprietary development pipeline consists primarily of pre-clinical and clinical stage product candidates in oncology. Our lead oncology program is PEGPH20 (PEGylated recombinant human hyaluronidase), a molecular entity we are developing in combination with currently approved cancer therapies as a candidate for the systemic treatment of tumors that accumulate HA. We have demonstrated that when HA accumulates in a tumor, it can cause higher pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. PEGPH20 has been demonstrated in animal models to work by temporarily degrading HA surrounding cancer cells resulting in reduced pressure and increased blood flow to the tumor thereby enabling increased amounts of anticancer treatments administered concomitantly gaining access to the tumor. Through our efforts and efforts of our partners and collaborators, we are currently in Phase 2 and Phase 3 clinical testing for PEGPH20 with ABRAXANE® (nab-paclitaxel) and gemcitabine in stage IV pancreatic ductal adenocarcinoma (PDA) (Studies 109-202 and 109-301), in Phase 1b clinical testing for PEGPH20 with KEYTRUDA® (pembrolizumab) in non-small cell lung cancer and gastric cancer (Study 107-101) and in Phase 1b/2 clinical testing for PEGPH20 with HALAVEN® (eribulin) in patients treated with up to two lines of prior therapy for HER2-negative metastatic breast cancer.
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
Strategy
During 2016, we continued our strategy of focusing on developing our oncology pipeline and expanding our collaborations for ENHANZE Technology. This business model allows for revenue garnered from collaboration products to help fund our investment in PEGPH20 clinical development, with the goal of a future product approval that will support sustained growth.
Key aspects of our corporate strategy include the following:

•
Focus on our oncology pipeline. We are currently developing PEGPH20, our investigational new drug candidate, in multiple different tumors that accumulate high levels of HA. PEGPH20 is in Phase 2 and Phase 3 development in stage IV PDA, in Phase 1b development in non-small cell lung cancer and gastric cancer and in Phase 1b/2 development in patients treated with up to two lines of prior therapy for HER2-negative metastatic breast cancer. Over time, it is our goal to study additional types of cancer and to advance this program toward regulatory approval and commercial launch. In addition, we have two novel oncology preclinical assets.

•
Focus on our ENHANZE platform. We currently have six collaborations with three current product approvals and additional product candidates in development. We intend to work with our existing collaborators to expand our collaborations to add new targets and product candidates under the terms of the operative agreements. In addition, we will continue our efforts to enter into new collaborations to further exploit and derive additional value from our proprietary technology.

Product and Product Candidates
We have one marketed proprietary product, three partnered products, one proprietary product candidate targeting several indications in various stages of development, and two preclinical product candidates. The following table summarizes our proprietary product and product candidate as well as products and product candidates under development with our collaborators:

Proprietary Pipeline
Hylenex Recombinant (hyaluronidase human injection)
Hylenex recombinant is a formulation of rHuPH20 that has received U.S. Food and Drug Administration (FDA) approval to facilitate subcutaneous fluid administration for achieving hydration, to increase the dispersion and absorption of other injected drugs and, in subcutaneous urography, to improve resorption of radiopaque agents. Hylenex recombinant is currently the number one prescribed branded hyaluronidase.
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
Cancer malignancies, including pancreatic, lung, breast, gastric, colon and prostate cancers can accumulate high levels of HA and therefore we believe that PEGPH20 has the potential to help patients with these types of cancer when used with certain currently approved cancer therapies. Among solid tumors, PDA has been reported to be associated with the highest frequency of HA accumulation. There are approximately 65,000 annual diagnoses of PDA in the United States and the European Union, and we estimate that 35-40% have high levels of HA.
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
We are developing PEGPH20 as a targeted therapy, for patients who have tumors with high levels of HA. We have a collaboration with Ventana Medical Systems Inc. (Ventana), a member of the Roche Group, to develop, and for Ventana to ultimately commercialize, a companion diagnostic assay for use with PEGPH20. The companion diagnostic assay is being used to identify high levels of HA in tumor biopsies, and may be the first diagnostic to target tumor-associated HA and possibly the first companion diagnostic assay in pancreatic cancer.

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
Study Halo 109-202:
In the second quarter of 2013, we initiated Study 109-202, a Phase 2 multicenter randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV PDA. The study was designed to enroll patients who would receive gemcitabine and nab-paclitaxel (ABRAXANE®) either with or without PEGPH20. The primary endpoint is to measure the improvement in PFS in patients receiving PEGPH20 plus gemcitabine and ABRAXANE (PAG arm) compared to those who are receiving gemcitabine and ABRAXANE alone (AG arm). In April 2014, after 146 patients had been enrolled, the trial was put on clinical hold by Halozyme and the FDA to assess a question raised by the Data Monitoring Committee regarding a possible difference in the TE events rate between the group of patients treated in the PAG arm versus the group of patients treated in the AG arm. This portion of the study and patients in this portion are now referred to as Stage 1. At the time of the clinical hold all patients remaining in the study continued on gemcitabine and ABRAXANE. In July 2014, Study 109-202 was reinitiated (Stage 2) under a revised protocol, which excludes patients that are expected to be at a greater risk for TE events. The revised protocol provides for thromboembolism prophylaxis of all patients in both arms of the study with low molecular weight heparin, and adds evaluation of the TE events rate in Stage 2 PEGPH20-treated patients as a co-primary end point. Stage 2 of Study 109-202 enrolled an additional 133 patients, to add to the 146 patients already in the clinical trial, with a 2:1 randomization for the PAG arm compared to the AG arm.
In March 2016, our partner Ventana received approval for an investigational device exemption (IDE) application from the FDA for our companion diagnostic test to enable patient selection in our Phase 3 Study 301 of PEGPH20 in HA-High patients. Based on the cutpoint for the Ventana diagnostic, we expect approximately 35 to 40 percent of stage IV PDA patients to have HA-High tumors, similar to the previously reported interim results from Stage 1 of Study 202 using the Halozyme prototype assay.
In January 2017, we announced topline results from the combined analysis of Stage 1 and Stage 2, and Stage 2 alone, based on a December 2016 data cutoff. The combined analysis included 135 treated patients in Stage 1, of whom a total of 45 patients (25 in the PAG arm and 21 in the AG arm) were determined to have high HA, and 125 treated patients in Stage 2, of whom a total of 35 patients (24 in the PAG arm and 11 in the AG arm) were determined to have high HA. This analysis of secondary and exploratory endpoints was conducted using the Ventana companion diagnostic to prospectively identify high levels of HA. The key results showed in the combined Stage 1 and Stage 2 dataset:

•
The primary endpoint of PFS in the efficacy evaluable population (total of 231 patients) was met with statistical significance with a median PFS of 6.0 months in the PAG arm compared to 5.3 months in the AG arm, hazard ratio (HR) with a 95% confidence interval (CI): 0.73 (0.53, 1.00); p=0.048;

•	The secondary endpoint of PFS in the HA-High intent to treat population (total of 84 HA-High patients) was met with statistical significance with a median PFS of 9.2 months in the PAG arm compared to 5.2 months in the AG arm, HR 0.51 (95% CI: 0.26, 1.00); p=0.048;

•
The exploratory analysis of median OS was 11.5 months vs. 8.5 months in the PAG vs. AG arms, respectively. Factors potentially having an impact on these results include less aggressive disease among patients in the AG arm within the Stage 1 patient population, and 9 of the 24 patients in the PAG arm (approximately 40 percent) discontinued PEGPH20 treatment at the time of the clinical hold, resulting in many patients receiving AG alone in both arms.

In the Stage 2 cohort population, in a total of 35 HA-High patients, the key results showed:

•	Median PFS was 8.6 months in the PAG arm compared to 4.5 months in the AG arm, hazard ratio of 0.63 (95% CI: 0.21, 1.93);

•	Median overall survival (OS) was 11.7 months in the PAG arm compared to 7.8 months in the AG arm, hazard ratio of 0.52 (95% CI: 0.22, 1.23);

•
The primary safety endpoint of decreasing the rate of TE events in Stage 2 was also met with the rate of TE events reducing from 43 percent to 10 percent in the PAG arm and from 25 percent to 6 percent in the AG arm, following a protocol amendment that excluded patients at high risk of TE events and with the introduction of prophylaxis with low molecular weight heparin (enoxaparin) in Stage 2 of the study with the current 1mg/kg/day dose of enoxaparin prophylaxis given in both treatment arms of the study.

Study 202 is an ongoing study with an open database and therefore we continue to collect and receive data on both Stage 1 and Stage 2 patients. When the database is considered complete and locked, an updated analysis and Final Study Report will be generated.
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
The use of PFS as the basis for marketing approval will be subject to the overall benefit and risk associated with PEGPH20 combined with gemcitabine and ABRAXANE therapy, including the:

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
In March 2016, we dosed the first patient in Study 109-301, a Phase 3 multicenter randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV PDA. The study will evaluate the effects on PFS and OS of PEGPH20 with gemcitabine and ABRAXANE compared with gemcitabine and ABRAXANE alone in stage IV PDA patients at approximately 200 sites in 20 countries located in North America, Europe, South America and Asia Pacific. By January 2017, we had initiated 85% of the global study sites participating in the HALO 301 study.
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
Clinical collaboration:
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
Study HALO 107-101:
In November 2015, we initiated a Phase 1b study exploring the combination of PEGPH20 and KEYTRUDA®, an immuno-oncology agent in relapsed non-small cell lung cancer (NSCLC) and gastric cancer. In December 2016, we identified a dose of PEGPH20, namely 2.2 ug/kg, to move into the dose expansion phase of the study with KEYTRUDA in combination with PEGPH20. We are now enrolling both NSCLC and gastric cancer patients prospectively based on a patient being determined to be HA-High using the Ventana companion diagnostic test.
Clinical collaborations:
In July 2015, we entered into a clinical collaboration agreement with Eisai Co., Ltd.. (Eisai) to evaluate Eisai's HALAVEN® (eribulin) with PEGPH20 in HER2-negative metastatic breast cancer. In July 2016, the first patient was dosed in a Phase 1b/2 study for patients treated with up to two lines of prior therapy for HER2-negative HA-High metastatic breast cancer. Halozyme and Eisai are jointly sharing the costs to conduct this global study which remains in dose escalation.
In November 2016, we entered into an agreement with Genentech, a member of the Roche Group, to collaborate on clinical studies evaluating up to eight different tumor types, beginning in 2017. The first study will be a Phase 1b/2 open-label, multi-arm randomized global study, led by Genentech to evaluate their cancer immunotherapy Tecentriq® (atezolizumab), an anti-PD-L1 monoclonal antibody, in combination with PEGPH20 in up to six tumor types. Halozyme will supply PEGPH20 for the Genentech study, which will have an initial focus on gastrointestinal malignancies, including pancreatic and gastric cancers. The second study will be a Phase 1b open-label randomized study led by Halozyme to assess Tecentriq in combination with PEGPH20 and chemotherapy in advanced or metastatic biliary and gallbladder cancers. Genentech will supply Tecentriq for the Halozyme study.
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

In March 2015, we met with the FDA to discuss both the interim efficacy and safety data from Study 109-202 and to discuss the Phase 3 Study 109-301 as a potential registration study in stage IV PDA patients whose tumors are determined to have high levels of HA accumulation. In June 2015, we received scientific advice/protocol assistance from the EMA regarding our Phase 3 study. In March 2016, our partner, Ventana, received approval for an IDE application from the FDA for our companion diagnostic test to enable patient selection in our Phase 3 Study 301 of PEGPH20 in HA-High patients.
Other Pipeline Assets
PEG-ADA2: PEGylated adenosine deaminase 2, or PEG-ADA2, is an immune checkpoint inhibitor that targets adenosine, which may accumulate to high levels in the tumor microenvironment and has been linked to immunosuppression. We are currently in preclinical development with PEG-ADA2, with the next milestone expected to be final drug candidate selection to determine its suitability for continued evaluation as a targeted therapy for clinical development.
HTI-1511: HTI-1511 is a novel antibody-drug conjugate (ADC) targeting epidermal growth factor receptor (EGFR) to treat solid tumors, including those with drug-resistant mutations. We are in preclinical development with a drug candidate selected. Good laboratory practices (GLP) toxicity studies and chemistry, manufacturing and controls (CMC) development activities are planned as next steps in support of a potential investigational new drug (IND) filing.
ENHANZE Collaborations
Roche Collaboration
In December 2006, we and Roche entered into a collaboration and license agreement under which Roche obtained a worldwide, license to develop and commercialize product combinations of rHuPH20 and up to thirteen Roche target compounds (the Roche Collaboration). Roche initially had the exclusive right to apply rHuPH20 to three pre-defined Roche biologic targets with the option to develop and commercialize rHuPH20 with ten additional targets. Roche had the right to exercise this option to identify additional targets for ten years. As of the ten year anniversary of the Roche Collaboration in December 2016, Roche had elected a total of eight targets, two of which are exclusive.
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
In June 2014, Roche launched MabThera SC in Europe for the treatment of patients with common forms of non-Hodgkin lymphoma (NHL). This formulation utilizes our patented ENHANZE Technology and is administered in approximately five minutes compared to the approximately 2.5 hour infusion time for intravenous MabThera. The European Commission approved MabThera SC in March 2014. The European Commission’s approval was based primarily on data from Roche’s Phase 3 pivotal clinical studies, which was published in The Lancet Oncology. NHL is a type of cancer that affects lymphocytes (white blood cells). Lymphomas are a cancer of the lymphatic system (composed of lymph vessels, lymph nodes and organs) which helps to keep the bodily fluid levels balanced and to defend the body against invasion by disease. Lymphoma develops when white blood cells (usually B-lymphocytes) in the lymph fluid become cancerous and begin to multiply and collect in the lymph nodes or lymphatic tissues such as the spleen. Some of these cells are released into the bloodstream and spread to other parts of the body, interfering with the body’s production of healthy blood cells. In May 2016, Roche announced that the EMA approved Mabthera SC to treat patients with chronic lymphocytic leukemia (CLL).

In November 2016, the FDA accepted Genentech’s (a member of the Roche Group) Biologic License Application (BLA) for a subcutaneous formulation of rituximab for CLL and NHL. This is a co-formulation with rHuPH20, which is approved and marketed under the MabThera SC brand in countries outside the U.S.
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
In October 2014, Baxalta announced the launch and first shipments of Baxalta’s HYQVIA product for treatment of adult patients with primary immunodeficiency in the U.S. HYQVIA was approved by the FDA in September 2014 and is the first subcutaneous immune globulin (IG) treatment approved for adult primary immunodeficiency patients with a dosing regimen requiring only one infusion up to once per month (every three to four weeks) and one injection site per infusion in most patients, to deliver a full therapeutic dose of IG. The majority of primary immunodeficiency patients today receive intravenous infusions in a doctor’s office or infusion center, and current subcutaneous IG treatments require weekly or bi-weekly treatment with multiple infusion sites per treatment. The FDA’s approval of HYQVIA was a significant milestone for us as it represented the first U.S. approved BLA which utilizes our rHuPH20 platform.
In May 2016, Baxalta announced that HYQVIA received a marketing authorization from the European Commission for a pediatric indication, which is being launched in eight European countries to treat primary and certain secondary immunodeficiencies.
Pfizer Collaboration
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Pfizer proprietary biologics directed to up to six targets in primary care and specialty care indications. Targets may be selected on an exclusive or non-exclusive basis. Pfizer has elected five targets on an exclusive basis. One of the targets is proprotein convertase subtilisin/kexin type 9 (PCSK9). Pfizer initiated dosing of a subcutaneous formulation of rHuPH20 and bococizumab, an investigational PCSK9 inhibitor, in a Phase 1 trial in February 2016. In November 2016, Pfizer announced they discontinued their development program for bococizumab, including the development of the subcutaneous formulation of rHuPH20 with bococizumab. In December 2016, Pfizer returned PCSK9 as an elected target. In April 2016, Pfizer completed a Phase 1 study of rHuPH20 with rivipansel, directed to another target to treat vaso-occlusive crisis in individuals with sickle cell disease, demonstrating feasibility of large volume subcutaneous administration with rHuPH20. In November 2016, Pfizer made a portfolio decision to discontinue development of rHuPH20 with rivipansel. Pfizer is currently in development of one program on the ENHANZE platform with an undisclosed target.
Janssen Collaboration
In December 2014, we and Janssen entered into a collaboration and license agreement, under which Janssen has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Janssen proprietary biologics directed to up to five targets. Targets may be selected on an exclusive basis. Janssen has elected CD38 as the first target on an exclusive basis. In November 2015, Janssen initiated dosing in a Phase 1b clinical trial evaluating subcutaneous delivery of daratumumab, directed at CD38, using ENHANZE Technology, in multiple myeloma patients. In December 2016, Janssen announced results of the trial, which supported continued development of daratumumab with rHuPH20. Janssen has said it plans to initiate a Phase 3 study of daratumumab combined with the ENHANZE technology.

AbbVie Collaboration
In June 2015, we and AbbVie entered into a collaboration and license agreement, under which AbbVie has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with AbbVie proprietary biologics directed to up to nine targets. Targets may be selected on an exclusive basis. AbbVie elected TNF alpha as the first target on an exclusive basis. In January 2016, AbbVie initiated dosing in a Phase 1 clinical trial evaluating if rHuPH20 with adalimumab (HUMIRA®) would allow for a reduced number of induction injections and deliver additional performance benefits. In November 2016, AbbVie discontinued this program following completion of the Phase 1 study in which the target results were not achieved.
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
Customers
The following table indicates the percentage of total revenues in excess of 10% with any single customer:

	Year Ended December 31,
	2016	2015	2014
Roche	63%	42%	57%
Baxalta	12%	7%	3%
Lilly	6%	19%	—
AbbVie	4%	17%	—
Janssen	2%	1%	20%
For additional information regarding our revenues from external customers, refer to Note 2, Summary of Significant Accounting Policies — Concentrations of Credit Risk, Sources of Supply and Significant Customers, to our consolidated financial statements.
Patents and Proprietary Rights
Patents and other proprietary rights are essential to our business. Our success will depend in part on our ability to obtain patent protection for our inventions, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. Our strategy is to actively pursue patent protection in the U.S. and certain foreign jurisdictions for technology that we believe to be proprietary to us and that offers us a potential competitive advantage. Our patent portfolio includes 25 issued patents in the U.S., more than 285 issued patents in Europe and other countries in the world and more than 300 pending patent applications. In general, patents have a term of 20 years from the application filing date or earlier claimed priority date. Our issued patents will expire between 2022 and 2032. We have multiple patents and patent applications throughout the world pertaining to our recombinant human hyaluronidase and methods of use and manufacture, including an issued U.S. patent which expires in 2027 and an issued European patent which expires in 2024, which we believe cover the products and product candidates under our existing collaborations, Hylenex recombinant, PEGPH20 and our endocrinology product candidates. In addition, we have, under prosecution throughout the world, multiple patent applications that relate specifically to individual product candidates under development, the expiration of which can only be definitely determined upon maturation into our issued patents. We believe our patent filings represent a barrier to entry for potential competitors looking to utilize these hyaluronidases.

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
We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (Avid) and Cook Pharmica LLC (Cook) to produce supplies of bulk rHuPH20. These manufacturers each produce bulk rHuPH20 under current Good Manufacturing Practices (cGMP) for clinical and commercial uses. Cook currently produces bulk rHuPH20 for use in Hylenex recombinant, product candidates and collaboration product candidates. Avid currently produces bulk rHuPH20 for use in collaboration products. We rely on their ability to successfully manufacture these batches according to product specifications. In addition, we are working to scale-up, validate and qualify a new facility operated by Avid as a manufacturer of bulk rHuPH20 for use in the products and product candidates under the Roche Collaboration. It is important for our business for Cook and Avid to (i) retain their status as cGMP-approved manufacturing facilities; (ii) successfully scale up bulk rHuPH20 production; and/or (iii) manufacture the bulk rHuPH20 required by us and our collaborators for use in our proprietary and collaboration products and product candidates. In addition to supply obligations, Avid and Cook will also provide support for data and information used in the chemistry, manufacturing and controls sections for FDA and other regulatory filings.
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
We sell Hylenex recombinant in the U.S. to wholesale pharmaceutical distributors, who sell the product to hospitals and other end-user customers. We have engaged Integrated Commercialization Solutions (ICS), a division of AmerisourceBergen Specialty Group, a subsidiary of AmerisourceBergen, to act as our exclusive distributor for commercial shipment and distribution of Hylenex recombinant to our customers in the United States. In addition to distribution services, ICS provides us with other key services related to logistics, warehousing, returns and inventory management, contract administration and chargebacks processing and accounts receivable management. In addition, we utilize third parties to perform various other services for us relating to regulatory monitoring, including call center management, adverse event reporting, safety database management and other product maintenance services.
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
Hylenex Recombinant
Hylenex recombinant is currently the only FDA approved recombinant human hyaluronidase on the market. The competitors for Hylenex recombinant include, but are not limited to, Valeant Pharmaceuticals International, Inc.’s product, Vitrase®, an ovine (ram) hyaluronidase, and Amphastar Pharmaceuticals, Inc.’s product, Amphadase®, a bovine (bull) hyaluronidase. In addition, some commercial pharmacies compound hyaluronidase preparations for institutions and physicians even though compounded preparations are not FDA approved products.
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
Data from all clinical studies, as well as all laboratory and preclinical studies and evidence of product quality, are typically submitted to the FDA in a new drug application (NDA). The results of the preclinical and clinical testing of a biologic product candidate are submitted to the FDA in the form of a BLA, for evaluation to determine whether the product candidate may be approved for commercial sale. In responding to a BLA or NDA, the FDA may grant marketing approval or request additional information. If additional information is requested we may provide such information or withdraw our application. Although the FDA’s requirements for clinical trials are well established and we believe that we have planned and conducted our clinical trials in accordance with applicable regulations and guidelines, these requirements may be subject to change. Accordingly, we could be required to conduct additional trials beyond what we had planned due to the FDA’s safety and/or efficacy concerns or due to differing interpretations of the meaning of our clinical data or a change in the therapeutic landscape. (See Part I, Item 1A, Risk Factors.)
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
We currently intend to continue to seek, directly or through our collaborators, approval to market our products and product candidates in foreign countries, which may have regulatory processes that differ materially from those of the FDA. We anticipate that we will rely upon independent consultants to seek and gain approvals to market our proposed products in foreign countries or may rely on other pharmaceutical or biotechnology companies to license our proposed products. We cannot guarantee that approvals to market any of our proposed products can be obtained in any country. Approval to market a product in any one foreign country does not necessarily indicate that approval can be obtained in other countries.
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

Segment Information
We operate our business as one segment, which includes all activities related to the research, development and commercialization of human enzymes and other drug candidates. This segment also includes revenues and expenses related to (i) research and development activities conducted under our collaboration agreements with third parties and (ii) product sales of Hylenex recombinant. The chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment. Our long-lived assets located in foreign countries had minimal book value as of December 31, 2016 and 2015.
Executive Officers of the Registrant
Information concerning our executive officers, including their names, ages and certain biographical information can be found in Part III, Item 10, Directors, Executive Officers and Corporate Governance. This information is incorporated by reference into Part I of this report.
Employees
As of February 22, 2017, we had 259 full-time employees. None of our employees are unionized and we believe our employee relations to be good.

Item 1A.	Risk Factors
Risks Related To Our Business
We have generated only limited revenues from product sales to date; we have a history of net losses and negative cash flows, and we may never achieve or maintain profitability.
Relative to expenses incurred in our operations, we have generated only limited revenues from product sales, royalties, licensing fees, milestone payments, bulk rHuPH20 supply payments and research reimbursements to date, and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, royalties, licensing fees, research reimbursements, bulk rHuPH20 supply payments and/or milestone payments, we expect to incur significant operating losses over the next few years. We have never been profitable, and we may never become profitable. Through December 31, 2016, we have incurred aggregate net losses of approximately $585.3 million.
If our product candidates do not receive and maintain regulatory approvals, or if approvals are not obtained in a timely manner, such failure or delay would substantially impair our ability to generate revenues.
Approval from the FDA or equivalent health authorities is necessary to manufacture and market pharmaceutical products in the U.S. and the other countries in which we anticipate doing business have similar requirements. The process for obtaining FDA and other regulatory approvals is extensive, time-consuming, risky and costly, and there is no guarantee that the FDA or other regulatory bodies will approve any applications that may be filed with respect to any of our product candidates, or that the timing of any such approval will be appropriate for the desired product launch schedule for a product candidate. We and our collaborators attempt to provide guidance as to the timing for the filing and acceptance of such regulatory approvals, but such filings and approvals may not occur when we or our collaborators expect, or at all. The FDA or other foreign regulatory agency may refuse or delay approval of our product candidates for failure to collect sufficient clinical or animal safety data and require us or our collaborators to conduct additional clinical or animal safety studies which may cause lengthy delays and increased costs to our programs. For example, the approval of Baxalta’s HYQVIA BLA in the U.S. was delayed until we and Baxalta provided additional preclinical data sufficient to address concerns regarding non-neutralizing antibodies to rHuPH20 that were detected in the registration trial. Although these antibodies have not been associated with any known adverse clinical effects, and the HYQVIA BLA was approved by the FDA in September 2014, we cannot assure you that they will not arise and have an adverse impact on future development of products which include rHuPH20, future sales of Hylenex recombinant, our ability to enter into collaborations, or be raised by the FDA or other health authorities in connection with testing or approval of products including rHuPH20.

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
As with most pharmaceutical products, use of our product candidates or those of our collaborators could be associated with side effects or adverse events which can vary in severity (from minor reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of our product candidates or those of our collaborators may be observed at any time, including in clinical trials or when a product is commercialized, and any such side effects or adverse events may negatively affect our or our collaborators’ ability to obtain or maintain regulatory approval or market our product candidates. Side effects such as toxicity or other safety issues associated with the use of our product candidates or those of our collaborators could require us or our collaborators to perform additional studies or halt development or commercialization of these product candidates or expose us to product liability lawsuits which will harm our business. We or our collaborators may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical product candidates which we have not planned or anticipated. Furthermore, there can be no assurance that we or our collaborators will resolve any issues related to any product related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition. For example, in April 2014, a clinical hold was placed on patient enrollment and dosing of PEGPH20 in Study 202 as a result of a possible difference in the TE event rate that had been observed at that time in the trial between the group of patients treated with PEGPH20 versus the group of patients treated without PEGPH20. The clinical hold was lifted by the FDA in June 2014, and we have completed enrollment and continue to monitor ongoing patients who remain either on treatment or in follow-up on Study 202 under a revised clinical protocol.

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

•
clinical and nonclinical test results may reveal side effects, adverse events or unexpected safety issues associated with the use of our product candidates; for example, in April 2014, a clinical hold was placed on patient enrollment and dosing of PEGPH20 in Study 202 as a result of a possible difference in the TE event rate that had been observed at that time in the trial between the group of patients treated with PEGPH20 versus the group of patients treated without PEGPH20. The clinical hold was lifted by the FDA in June 2014, and we have completed enrollment and continue to monitor ongoing patients who remain either on treatment or in follow-up on Study 202 under a revised clinical protocol;

•
completion of clinical trials may be delayed for a variety of reasons including the amount of time it may take to identify and enroll patients with high levels of HA in our target population, and the ability to procure drug supply required in clinical trial protocols;

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

•
a regulatory agency may approve only a narrow use of our product or may require additional safety monitoring and reporting through Risk Evaluation and Mitigation Strategies or conditions to assure safe use programs;

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
In June 2016, we entered into a Loan and Security Agreement (the New Loan Agreement) with Oxford Finance LLC (Oxford) and Silicon Valley Bank (SVB) (collectively, the Lenders), providing a senior secured loan facility of up to an aggregate principal amount of $70 million, comprising a $55.0 million draw in June 2016 and an additional $15.0 million tranche, which we have the option to draw during the second quarter of 2017. The initial proceeds were partially used to pay the outstanding principal and final payment owed on our previous loan agreement with the Lenders. The remaining proceeds, including any drawdown of the additional $15.0 million, are to be used for working capital and general business requirements. The New Loan Agreement is secured by substantially all of the assets of the Company and its subsidiary, Halozyme, Inc., except that the collateral does not include any equity interests in Halozyme, Inc., any intellectual property (including all licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The New Loan Agreement contains customary representations, warranties and covenants by us, which covenants limit our ability to convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses currently engaged in by us or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; make payments on any subordinated debt; and enter into transactions with any of our affiliates outside of the ordinary course of business or permit our subsidiaries to do the same. In addition, subject to certain exceptions, we are required to maintain with SVB our primary deposit accounts, securities accounts and commodities, and to do the same for our domestic subsidiary. Complying with these covenants may make it more difficult for us to successfully execute our business strategy.
The New Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain of our obligations under the New Loan Agreement and the occurrence of a material adverse change which is defined as a material adverse change in our business, operations or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of the Lender’s lien in the collateral or in the value of such collateral.
Our ability to make payments on our debt will depend on our future operating performance and ability to generate cash and may also depend on our ability to obtain additional debt or equity financing. We will need to use cash to pay principal and interest on our debt, thereby reducing the funds available to fund our research and development programs, strategic initiatives and working capital requirements. If we are unable to generate sufficient cash to service our debt obligation, an event of default may occur. In the event of default by us under the Credit Agreement or the New Loan Agreement, the lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Credit Agreement or the New Loan Agreement which could harm our financial condition.
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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. The high and low sales prices of our common stock during the twelve months ended December 31, 2016 were $17.51 and $6.96, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Annual Report on Form 10-K and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

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
In March 2010, the U.S. adopted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the PPACA). This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The PPACA contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, fraud and abuse and enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.
Additional provisions of the PPACA may negatively affect our revenues in the future. For example, the PPACA imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to U.S. government programs that we believe will impact our revenues from our products. In addition, as part of the PPACA’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program, we will also be required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries under this prescription drug program. Recently, Congress and the new administration have proposed and taken various steps to revise, or delay implementation of, various aspects of the Heathcare Reform Act. We expect that the PPACA, as it may be amended, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase our product sales or successfully commercialize our product candidates and could limit or eliminate our future spending on development projects.

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
Market Information
Our common stock is listed on the NASDAQ Global Select Market under the symbol “HALO.” The following table sets forth the high and low closing sales prices per share of our common stock during each quarter of the two most recent fiscal years:

	2016		2015
	High	Low	High	Low
First Quarter	$17.51	$6.96	$16.55	$9.47
Second Quarter	$12.33	$7.70	$22.85	$13.91
Third Quarter	$12.75	$8.43	$25.25	$12.80
Fourth Quarter	$14.38	$8.18	$18.65	$12.80
On February 22, 2017, the closing sales price of our common stock on the NASDAQ Global Select Market was $12.07 per share. As of February 22, 2017, we had approximately 19,900 stockholders of record and beneficial owners of our common stock.
Dividends
We have never declared or paid any dividends on our common stock. We currently intend to retain available cash for funding operations; therefore, we do not expect to pay any dividends on our common stock in the foreseeable future. In addition, the provisions of our borrowing arrangements limit, among other things, our ability to pay dividends and make certain other payments. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contract restrictions, business prospects and other factors our board of directors may deem relevant.

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
The graph below compares Halozyme Therapeutics, Inc.’s cumulative five-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2011 to December 31, 2016. The historical stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Halozyme Therapeutics, Inc.	$100	$71	$158	$101	$182	$104
NASDAQ Composite	$100	$117	$165	$189	$202	$220
NASDAQ Biotechnology	$100	$132	$220	$295	$330	$259

Item 6.	Selected Financial Data
The selected consolidated financial data set forth below as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014, are derived from our audited consolidated financial statements included elsewhere in this report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below as of December 31, 2014, 2013 and 2012, and for the years ended December 31, 2013 and 2012, are derived from our audited consolidated financial statements that are contained in reports previously filed with the SEC, not included herein.
Summary Financial Information

	Year Ended December 31,
Statement of Operations Data:	2016	2015	2014	2013	2012(4)
	(in thousands, except for per share amounts)
Total revenues	$146,691	$135,057	$75,334	$54,799	$42,325
Net loss	$(103,023)	$(32,231)	$(68,375)	$(83,479)	$(53,552)
Net loss per share, basic and diluted	$(0.81)	$(0.25)	$(0.56)	$(0.74)	$(0.48)
Shares used in computing net loss per share, basic and diluted	127,964	126,704	122,690	112,805	111,077

	As of December 31,
Balance Sheet Data:	2016	2015	2014	2013	2012
	(in thousands)
Cash and cash equivalents and available-for-sale marketable securities	$204,981	$108,339	$135,623	$71,503	$99,501
Working capital	$201,947	$109,315	$136,990	$70,293	$111,682
Total assets	$261,515	$181,789	$165,977	$101,793	$134,728
Deferred revenue	$44,618	$53,223	$54,634	$53,143	$43,846
Long-term debt, net	$199,228	$27,971	$49,860	$49,772	$29,662
Total liabilities	$293,996	$138,790	$124,625	$121,783	$85,875
Stockholders’ equity (deficit)	$(32,481)	$42,999	$41,352	$(19,991)	$48,854

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
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
The majority of our approved product and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. Our proprietary development pipeline consists primarily of pre-clinical and clinical stage product candidates in oncology. Our lead oncology program is PEGPH20 (PEGylated recombinant human hyaluronidase), a molecular entity we are developing in combination with currently approved cancer therapies as a candidate for the systemic treatment of tumors that accumulate HA. We have demonstrated that when HA accumulates in a tumor, it can cause higher pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. Through our efforts and efforts of our partners and collaborators, we are currently in Phase 2 and Phase 3 clinical testing for PEGPH20 with ABRAXANE® (nab-paclitaxel) and gemcitabine in stage IV pancreatic ductal adenocarcinoma (PDA) (Studies 109-202 and 109-301), in Phase 1b clinical testing for PEGPH20 with KEYTRUDA® (pembrolizumab) in non-small cell lung cancer and gastric cancer (Study 107-101) and in Phase 1b/2 clinical testing for PEGPH20 with HALAVEN® (eribulin) in patients treated with up to two lines of prior therapy for HER2-negative metastatic breast cancer.
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
Our 2016 and recent key accomplishments and events are as follows:
Clinical trials

•
In January 2017, we announced topline results from the combined analysis of Stage 1 and Stage 2, and Stage 2 alone, of the Halo 109-202 study, based on a December 2016 data cutoff. Among the findings, the overall study population showed a statistically significant increase in progression-free survival (PFS) in the 84 total HA-High patients treated with PEGPH20 plus ABRAXANE and gemcitabine when compared to HA-High patients receiving ABRAXANE and gemcitabine alone. Stage 2 of the study, which completed enrollment in February 2016, showed a 91 percent improvement in median PFS for HA-High patients in the PEGPH20 arm, 8.6 months compared to 4.5 months in the control arm, and achieved its primary endpoint to evaluate and demonstrate a reduction in the rate of TE events in the PEGPH20 arm.

•
In December 2016, we identified a dose of PEGPH20, namely 2.2 ug/kg, to move into the dose expansion phase of Study 107-101, the study with KEYTRUDA in combination with PEGPH20. We are now enrolling both NSCLC and gastric cancer patients prospectively based on a patient being determined to be HA-High.

•
In July 2016, we initiated a phase 1b/2 study with our partner, Eisai, Inc. (Eisai) exploring the combination of PEGPH20 and eribulin in patients treated with up to two lines of prior therapy for HER2-negative HA-High metastatic breast cancer.

•	In March 2016, we dosed the first patient in the Phase 3 study of PEGPH20 (Halozyme Study 301) in previously untreated stage IV PDA HA-High patients.

•
In March 2016, our partner, Ventana Medical Systems, Inc. (Ventana), received approval for an investigational device exemption (IDE) with the U.S. Food and Drug Administration (FDA) for the companion diagnostic test we co-developed to prospectively identify patients with high levels of HA.

ENHANZE collaborations

•	In December 2016, Janssen announced results of the Phase 1b clinical trial, which supported continued development of daratumumab with rHuPH20. Janssen has said it plans to initiate a Phase 3 study.

•	In November 2016, Pfizer discontinue development of rHuPH20 with rivipansel and with bocoizumab, and AbbVie discontinued development of rHuPH20 with HUMIRA.

•
In November 2016, the FDA accepted Genentech’s BLA for a subcutaneous formulation of rituximab for CLL and NHL. This is a co-formulation with rHuPH20, which is approved and marketed under the MabThera SC brand in countries outside the U.S.

•
In May 2016, Roche announced that the European Medicines Agency approved MabThera SC to treat patients with chronic lymphocytic leukemia, demonstrating the expansion of our ENHANZE Technology into a new indication.

•
In May 2016, Baxalta announced that HYQVIA received a marketing authorization from the European Commission for a pediatric indication, which is being launched in eight European countries to treat primary and certain secondary immunodeficiencies.

•
In March 2016, Lilly and Pfizer each nominated a new target to be studied with ENHANZE Technology, triggering $9.5 million in milestone payments. In February 2016, Pfizer dosed the first patient in a Phase 1 clinical trial evaluating subcutaneous delivery of bococizumab with ENHANZE Technology, triggering a $1.0 million milestone payment.

Clinical collaborations

•
In November 2016, we entered into an agreement with Genentech, a member of the Roche Group, to collaborate on clinical studies evaluating up to eight different tumor types, beginning in 2017. The first study will be a Phase 1b/2 open-label, multi-arm, randomized global study, led by Genentech to evaluate their cancer immunotherapy Tecentriq® (atezolizumab), an anti-PD-L1 monoclonal antibody, in combination with PEGPH20 in up to six tumor types. Halozyme will supply drug only for the Genentech study. This study will have an initial focus on gastrointestinal malignancies, including pancreatic and gastric cancers. The second study will be a Phase 1b open-label randomized study led by Halozyme to assess Tecentriq in combination with PEGPH20 and chemotherapy in advanced or metastatic biliary and gallbladder cancers.

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

Financing

•
In June 2016, we entered into a new agreement with Oxford Finance LLC and Silicon Valley Bank to borrow $55.0 million, which replaces our previous agreement and provides Halozyme the option to borrow an additional $15.0 million in 2017.

•	In January 2016, through our wholly-owned subsidiary, Halozyme Royalty, we received a $150.0 million loan secured by future royalties received from our collaborations with Roche and Baxalta.
Results of Operations
Comparison of Years Ended December 31, 2016, 2015 and 2014
Product Sales, Net
Product Sales, Net – Product sales, net were as follows (in thousands):

	2016	Change	2015	Change	2014
Sales of bulk rHuPH20:
Roche	$24,786	9%	$22,773	(3)%	$23,523
Baxalta	11,117	73%	6,410	n/a	—
Other	1,332	73%	772	(33)%	1,146
Sales of Hylenex	16,157	—	16,127	23%	13,154
Total product sales, net	$53,392	16%	$46,082	22%	$37,823
Product sales, net increased in 2016 compared to 2015 due to an increase in the sales of bulk rHuPH20 to Baxalta and Roche. Product sales, net increased in 2015 compared to 2014 due to an increase in the sales of bulk rHuPH20 to Baxalta and an increase in sales of Hylenex. We expect that product sales of bulk rHuPH20 will fluctuate in future periods based on the needs of our collaborators and we may have periods of flat or declining revenue as our collaborators manage their inventories of bulk rHuPH20. We expect that future product sales of Hylenex will be flat or experience modest growth.
Royalties – Royalty revenue was $51.0 million in 2016 compared to $31.0 million in 2015 and $9.4 million in 2014. The increases relate to increased sales of Herceptin SC and MabThera SC by Roche and increased sales of HYQVIA by Baxalta. We recognize royalties on sales of the collaboration products by the collaborators in the quarter following the quarter in which the corresponding sales occurred. In general, we expect royalty revenue to increase in future periods reflecting expected increases in sales of collaboration products, although we may have periods with flat or declining royalty revenue as sales of products under collaborations vary.

Revenues Under Collaborative Agreements — Revenues under collaborative agreements for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	2016	Change	2015	Change	2014
Upfront payments, license maintenance fees and amortization of deferred upfront, license fees and product-based payments:
Lilly	$8,000	(68)%	$25,000	n/a	$—
AbbVie	6,000	(74)%	23,000	n/a	—
Roche	3,328	2%	3,269	8%	3,028
Pfizer	2,500	25%	2,000	100%	1,000
Baxalta	765	—	765	—	765
Janssen	250	n/a	—	(100)%	15,000
	20,843	(61%)	54,034	173%	19,793
Reimbursements for research and development services:
Roche	18,700	632%	2,556	(63%)	6,923
Janssen	2,051	146%	834	n/a	—
Baxalta	386	32%	292	(76%)	1,209
Other	335	18%	284	76%	161
	21,472	441%	3,966	(52%)	8,293
Total revenues under collaborative agreements	$42,315	(27%)	$58,000	107%	$28,086
In 2016, we recognized $8.0 million in license fee revenue in connection with the Lilly Collaboration and $6.0 million in license fee revenue in connection with the AbbVie Collaboration related to target nominations. In 2015, we recognized $25.0 million in license fee revenue in connection with the Lilly Collaboration and $23.0 million in license fee revenue in connection with the AbbVie Collaboration related to upfront payments. In 2014, we recognized $15.0 million in license fee revenue in connection with the Janssen Collaboration upfront payment. These revenues vary from period to period based on our ENHANZE collaboration activity. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Revenue from reimbursements for research and development services increased in 2016 compared to 2015 mainly due to an increase in services provided to Roche related to work associated with bringing on-line a second contract manufacturing facility. The validation of the new facility is scheduled to end in 2017 and therefore we expect to see a decrease in research and development services to Roche in 2017. Revenue from reimbursements for research and development services decreased in 2015 compared to 2014 mainly due to a decrease in reimbursements for manufacturing services to support the launches by Roche and Baxalta, compared to the same period in 2014. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount of future revenues related to reimbursable research and development services is uncertain.
Cost of Product Sales — Cost of product sales increased in 2016 compared to 2015 by $4.0 million, or 14%, due to a $5.8 million increase in cost of product sales of bulk rHuPH20 sold to collaboration partners partially offset by a $1.8 million decrease in Hylenex recombinant cost of product sales, due to a decrease in manufacturing costs. Cost of product sales increased in 2015 compared to 2014 by $6.5 million, or 29%, primarily due to the increased product sales of bulk rHuPH20 for HYQVIA.

Research and Development — Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	2016	Change	2015	Change	2014
Programs
Product Candidates:
PEGPH20	$108,102	43%	$75,616	117%	$34,857
ENHANZE collaborations and rHuPH20 platform	30,398	189%	10,514	(17)%	12,606
Other	12,342	74%	7,106	(78)%	32,233
Total research and development expenses	$150,842	62%	$93,236	17%	$79,696
Research and development expenses relating to our PEGPH20 program in 2016 increased by 43%, compared to 2015 primarily due to increased clinical trial activities in Study 109-301, Study 107-101 and the Eisai Clinical Collaboration. Research and development expenses relating to our PEGPH20 program in 2015 increased by 117%, compared to 2014 primarily due to increased clinical trial activities in Study 109-202. We expect these expenses to increase in future periods due to expected increases in our PEGPH20 development activities. Research and development expenses relating to our ENHANZE collaborations and our rHuPH20 platform in 2016 increased by 189% compared to 2015, primarily due to a $17.0 million increase in manufacturing expenses related to Roche. The increase in Roche manufacturing expenses was primarily due to work associated with bringing on-line a second contract manufacturing facility. As we plan to complete validation of the new manufacturing facility in 2017, we expect these expenses to decrease. Research and development expenses related to other programs in 2016 increased by 74% compared to 2015 primarily due to expenses incurred in our preclinical product programs. Research and development expenses related to other programs in 2015 decreased by 78% compared to 2014, primarily relating to the discontinuation of our ultrafast insulin program in 2015.
Selling, General and Administrative — Selling, general and administrative (SG&A) expenses increased in 2016 compared to 2015 by $5.8 million, or 15%, and increased in 2015 compared to 2014 by $4.1 million, or 11%, primarily due to increases in compensation expense from higher average headcount. We expect SG&A expenses to increase moderately in future periods as our operations expand.
Interest Expense — Interest expense included interest expense and amortization of the debt discount related to the long-term debt. Interest expense increased by $14.8 million in 2016 as compared to 2015, primarily due to interest expense incurred on the Royalty-backed Loan we received in January 2016. Interest expense decreased by $0.4 million in 2015 as compared to 2014.
Income Tax Expense — Income tax expense of $1.2 million in 2016 comprised U.S. federal alternative minimum tax. For the year ended December 31, 2016, we generated taxable income in the U.S., which was partially offset by utilizing net operating losses carried forward from earlier years. No income tax expense was recognized during the years ended December 31, 2015 and 2014. During the fourth quarter of 2016, we established a new Swiss subsidiary, Halozyme Switzerland GmbH (Halozyme Switzerland). Halozyme Switzerland is party to a tax ruling providing that the total Swiss income tax rate will not exceed 10% through December 2026.

Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of December 31, 2016, we had cash, cash equivalents and marketable securities of approximately $205.0 million. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements will depend on the progress and success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and commercialization activities. The amount of cash on hand will depend on the progress of various preclinical and clinical programs, the timing of our manufacturing scale-up and the achievement of various milestones and royalties under our existing collaborative agreements.
We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborations and cash that we may raise through future transactions. We may raise cash through any one of the following financing vehicles: (i) the public offering of securities; (ii) new collaborative agreements; (iii) expansions or revisions to existing collaborative relationships; (iv) private financings; (v) other equity or debt financings; and/or (vi) monetizing assets.
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
Cash Flows
Operating Activities
Net cash used in operations was $50.4 million in 2016 compared to $37.1 million in 2015. The $13.3 million increase in utilization of cash in operations was mainly due to an increase in operating losses compared to the prior year, partially offset by the timing of the collection of accounts receivable.
Net cash used in operations was $37.1 million in 2015 compared to $47.5 million in 2014. The $10.4 million decrease in utilization of cash in operations resulted from lower operating losses, mainly due to an increase of license fees and royalties from our collaborators offset in part by increased spending on our R&D programs. Our lower operating losses were offset by increases in working capital including accounts receivable, prepaid expenses and inventory, offset by increases in accounts payable.
Investing Activities
Net cash used in investing activities was $76.8 million in 2016 compared to net cash provided of $5.9 million in 2015 and net cash used of $33.0 million in 2014. The change in 2016 compared to 2015 was primarily due to net purchases of marketable securities using the proceeds from the Royalty-backed Loan. The change in 2015 compared to 2014 was primarily due to net sales of marketable securities to fund operations in 2015 compared to net purchases of marketable securities during 2014 using the proceeds from issuing shares of our common stock.

Financing Activities
Net cash provided by financing activities was $150.6 million in 2016 compared to $13.1 million in 2015 and $114.5 million in 2014. Net cash provided by financing activities in 2016 consisted primarily of net proceeds of $148.0 million from the Royalty-backed Loan and $55.0 million from a new Oxford and SVB Loan, partially offset by principal payments and a final payment of $54.3 million on a previously existing Oxford and SVB Loan. Net cash provided by financing activities in 2015 consisted of $13.1 million in net proceeds from options exercised. Net cash provided by financing activities in 2014 consisted of $107.7 million in net proceeds from the sale of our common stock in February 2014 and $6.8 million in net proceeds from option exercises.
Long-Term Debt
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty, we received a $150 million loan (the Royalty-backed Loan) pursuant to a credit agreement (the Credit Agreement) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the Royalty-backed Lenders). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (Collaboration Agreements). The royalty payments from the Collaboration Agreements will be used to repay the principal and interest on the loan (the Royalty Payments).  The Royalty-backed Loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. The interest rate as of December 31, 2016 was 9.71%. The outstanding balance of the Royalty-backed Loan as of December 31, 2016 was $161.8 million, inclusive of payment-in-kind interest expense of $13.2 million and net of unamortized debt discount of $1.4 million.
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

In January 2015, we and the Lenders entered into a second amendment to the Original Loan Agreement amending and restating the loan repayment schedule of the Original Loan Agreement. The amended and restated loan repayment schedule provided for interest only payments in arrears through January 2016, followed by consecutive equal monthly payments of principal and interest in arrears starting in February 2016 and continuing through the previously established maturity date. Consistent with the original loan, the amended Original Loan Agreement provided for a 7.55% interest rate on the term loan and a final payment equal to 8.5% of the original principal amount, or $4.25 million, which was due when the term loan became due or upon the prepayment of the facility.
In June 2016, we entered into a new Loan and Security Agreement (the New Loan Agreement) with the Lenders, providing a senior secured loan facility of up to an aggregate principal amount of $70 million, comprising a $55.0 million draw in June 2016 and an additional $15.0 million tranche, which we have the option to draw during the second quarter of 2017. The proceeds were partially used to pay the outstanding principal and final payment owed on the amended Original Loan Agreement. The remaining proceeds, including any drawdown of the additional $15.0 million available to us, are to be used for working capital and general business requirements. We have the option to draw the remaining $15 million during the second quarter of 2017 at an annual interest rate equal to the then-current prime rate as reported in The Wall Street Journal plus 4.75%. The New Loan Agreement repayment schedule provides for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of January 1, 2021. The New Loan Agreement provides for a final payment equal to 5.50% of the initial $55 million principal amount and, if we exercise our option to draw an additional $15 million in 2017, 7.25% of the principal amount of the second draw. The final payment is due when the New Loan Agreement becomes due or upon the prepayment of the facility. We have the option to prepay the outstanding balance of the New Loan Agreement in full, subject to a prepayment fee of 2% in the first year and 1% in the second year of the term loan. The outstanding New Loan Agreement balance was $54.8 million as of December 31, 2016.
The New Loan Agreement is secured by substantially all of the assets of the Company and its subsidiary, Halozyme, Inc., except that the collateral does not include any equity interests in Halozyme, Inc. and any intellectual property (including all licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The New Loan Agreement contains customary representations, warranties and covenants by us, which covenants limit our ability to convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses currently engaged in by us or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; make payments on any subordinated debt; enter into transactions with any of our affiliates outside of the ordinary course of business or permit our subsidiaries to do the same; and make any voluntary prepayment of or modify certain terms of the Royalty-backed Loan. In addition, subject to certain exceptions, we are required to maintain with SVB our primary deposit accounts, securities accounts and commodities, and to do the same for our domestic subsidiary.
The New Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain of our obligations under the New Loan Agreement and the occurrence of a material adverse change which is defined as a material adverse change in our business, operations or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, a material impairment in the perfection or priority of the Lender’s lien in the collateral or in the value of such collateral or the occurrence of an event of default under the Royalty-backed Loan. In the event of default by us under the New Loan Agreement, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the New Loan Agreement, which could harm our financial condition.
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations
As of December 31, 2016, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt, including interest(2)	$266,360	$37,338	$224,267	$4,755	$—
Operating leases(3)	4,031	2,622	1,373	36	—
Third-party manufacturing obligations(4)	20,694	20,353	341	—	—
Purchase obligations	856	410	446	—	—
Total	$291,941	$60,723	$226,427	$4,791	$—
_______________

(1)
Does not include milestone or contractual payment obligations contingent upon the achievement of certain milestones or events if the amount and timing of such obligations are unknown or uncertain. Our in-license agreement is cancelable with written notice within 90 days. We may be required to pay up to approximately $8.0 million in milestone payments, plus sales royalties, in the event that all scientific research under these agreements is successful. Also excludes contractual obligations already recorded on our consolidated balance sheet as current liabilities.

(2)
Long-term debt obligations include future monthly interest payments for the Oxford and SVB Loan and Security Agreement based on a fixed rate of 8.25% and a final payment of $3.03 million for our long-term debt due in January 2021. Long-term debt obligations also include future quarterly interest and principal payments for the Royalty-backed Loan based on an estimate of future royalty amounts. This estimate could be adversely affected and the repayment period could be extended if future royalty amounts are less than currently expected. The Royalty-backed loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. Future interest payments will increase if the LIBOR rate increases.

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

Contractual obligations for purchases of goods or services include agreements that are enforceable and legally binding to us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. For obligations with cancellation provisions, the amounts included in the preceding table were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee.
For certain restricted stock units and performance stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The obligation to pay the relevant taxing authority is not included in the preceding table, as the amount is contingent upon continued employment. In addition, the amount of the obligation is unknown, as it is based in part on the market price of our common stock when the awards vest.
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
Critical Accounting Estimates
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
Refer to Note 2, Summary of Significant Accounting Policies, of our consolidated financial statements for further discussion of our revenue recognition policies for product sales and revenues under our collaborative agreements and Note 4, Collaborative Agreements, of our consolidated financial statements for a further discussion of our collaborative agreements.
Share-Based Payments
We use the fair value method to account for share-based payments in accordance with the authoritative guidance for share-based compensation. The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (Black-Scholes model) that uses assumptions regarding a number of complex and subjective variables. Changes in these assumptions may lead to variability with respect to the amount of expense we recognize in connection with share-based payments. Refer to Note 2, Summary of Significant Accounting Policies, of our consolidated financial statements for a further discussion of share-based payments.

Research and Development Expenses
Research and development expenses include salaries and benefits, facilities and other overhead expenses, external clinical trial expenses, research related manufacturing services, contract services and other outside expenses. Research and development expenses are charged to operating expenses as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. After receiving marketing approval from the FDA or comparable regulatory agencies in foreign countries for a product, costs related to purchases or manufacturing of bulk rHuPH20 for such product are capitalized as inventory. The manufacturing costs of bulk rHuPH20 for the collaboration products, Herceptin SC, MabThera SC and HYQVIA, which were incurred after the receipt of marketing approvals are capitalized as inventory. Refer to Note 2, Summary of Significant Accounting Policies, of our consolidated financial statements for a further discussion of research and development expenses.
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
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of our consolidated financial statements for a discussion of recent accounting pronouncements and their effect, if any, on us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
As of December 31, 2016, our cash equivalents and marketable securities consisted of investments in money market funds, U.S. Treasury securities, corporate debt obligations and commercial paper. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. Based on our current investment portfolio as of December 31, 2016, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework) (the COSO criteria). Based on our assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on the COSO criteria.

The independent registered public accounting firm that audited the consolidated financial statements that are included in this Annual Report on Form 10-K has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2016. The report appears below.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Halozyme Therapeutics, Inc.
We have audited Halozyme Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Halozyme Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Halozyme Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Halozyme Therapeutics, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ (deficit) equity for each of the three years in the period ended December 31, 2016 of Halozyme Therapeutics, Inc. and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
February 28, 2017

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors is incorporated by reference to our definitive Proxy Statement (the Proxy Statement) to be filed with the Securities and Exchange Commission in connection with our 2017 Annual Meeting of Stockholders under the heading “Election of Directors.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information under the caption “Compliance with Section 16(a) of the Exchange Act” to be contained in the Proxy Statement. The information required by this item regarding our code of ethics is incorporated by reference to the information under the caption “Code of Conduct and Ethics and Corporate Governance Guidelines” to be contained in the Proxy Statement. The information required by this item regarding our audit committee is incorporated by reference to the information under the caption “Board Meetings and Committees—Audit Committee” to be contained in the Proxy Statement. The information required by this item regarding material changes, if any, to the process by which stockholders may recommend nominees to our board of directors is incorporated by reference to the information under the caption “Board Meetings and Committees—Nominating and Governance Committee” to be contained in the Proxy Statement.
Executive Officers
Helen I. Torley, M.B. Ch. B., M.R.C.P. (54), President, Chief Executive Officer and Director. Dr. Torley joined Halozyme in January 2014 as President and Chief Executive Officer and as a member of Halozyme’s Board of Directors. Throughout her career, Dr. Torley has led several successful product launches, including Kyprolis®, Prolia®, Sensipar®, and Miacalcin®. Prior to joining Halozyme, Dr. Torley served as Executive Vice President and Chief Commercial Officer for Onyx Pharmaceuticals (Onyx) from August 2011 to December 2013 overseeing the collaboration with Bayer on Nexavar® and Stivarga® and the U.S. launch of Kyprolis. She was responsible for the development of Onyx's commercial capabilities in ex-US markets and in particular, in Europe. Prior to Onyx, Dr. Torley spent 10 years in management positions at Amgen Inc., most recently serving as Vice President and General Manager of the US Nephrology Business Unit from 2003 to 2009 and the U.S. Bone Health Business Unit from 2009 to 2011. From 1997 to 2002, she held various senior management positions at Bristol-Myers Squibb, including Regional Vice President of Cardiovascular and Metabolic Sales and Head of Cardiovascular Global Marketing. She began her career at Sandoz/Novartis, where she ultimately served as Vice President of Medical Affairs, developing and conducting post-marketing clinical studies across all therapeutic areas, including oncology. Within the past five years, Dr. Torley served on the board of directors of Relypsa, Inc., a biopharmaceutical company. Before joining the industry, Dr. Torley was in medical practice as a senior registrar in rheumatology at the Royal Infirmary in Glasgow, Scotland. Dr. Torley received her Bachelor of Medicine and Bachelor of Surgery degrees (M.B. Ch.B.) from the University of Glasgow and is a Member of the Royal College of Physicians (M.R.C.P).
Laurie D. Stelzer (49), Senior Vice President, Chief Financial Officer. Ms. Stelzer joined Halozyme in June 2015 as Senior Vice President, Chief Financial Officer. Prior to joining Halozyme, Ms. Stelzer served from April 2014 to January 2015 as the Senior Vice President of Finance supporting R&D, Technical Operations and M&A at Shire, Inc., a biopharmaceutical company. Prior to that she was the Division CFO for the Regenerative Medicine Division and the Head of Investor Relations at Shire from March 2012 to April 2014. Prior to Shire, Ms. Stelzer held positions of increasing responsibility for 15 years at Amgen, Inc., a biopharmaceutical company, including Interim Treasurer, Head of Emerging Markets Expansion, Executive Director of Global Commercial Finance and Head of Global Accounting. Early in her career, she held various finance and accounting positions in the real estate and banking industries. Ms. Stelzer received her MBA from the Anderson School at the University of California, Los Angeles, and a Bachelor of Science in Accounting from Arizona State University.
Mark J. Gergen (54), Senior Vice President, Chief Operating Officer. Mr. Gergen joined Halozyme in September 2016 as Senior Vice President and Chief Operating Officer. From February 2013 until August 2016, Mr. Gergen served as Executive Vice President and Chief Operating Officer at Mirati Therapeutics, Inc., a clinical-stage biopharmaceutical company focused on developing a pipeline of targeted oncology products. From May 2005 to November 2012, Mr. Gergen served in senior management positions, including most recently as Senior Vice President, Corporate Development, at Amylin Pharmaceuticals, Inc., a

biopharmaceutical company that was focused on the development and commercialization of medicines to treat chronic diseases. From July 2003 to March 2005, Mr. Gergen served as Executive Vice President of CardioNet Inc., a cardiovascular diagnostic company. From June 1999 to May 2003, he served as Chief Financial and Development Officer and later as Chief Restructuring Officer of Advanced Tissue Sciences, Inc. From August 1994 to June 1999, he was Division Counsel at Medtronic, Inc. Mr. Gergen received a J.D. from the University of Minnesota Law School and a B.A. in Business Administration from Minot State University.
Athena Countouriotis, M.D. (45), Senior Vice President, Chief Medical Officer. Dr. Countouriotis joined Halozyme in January 2015 as Senior Vice President, Chief Medical Officer. From February 2012 to January 2015, Dr. Countouriotis served as chief medical officer at Ambit Biosciences Corporation, a pharmaceutical company, which was acquired by Daiichi Sankyo in November 2014. From August 2007 to February 2012, Dr. Countouriotis was a clinical leader within the Oncology Business Unit at Pfizer Inc., a pharmaceutical company. From October 2005 to August 2007, she was director of oncology global clinical research at Bristol-Myers Squibb Company, a pharmaceutical company, with responsibility for leading clinical development of Sprycel® in acute lymphoblastic leukemia and chronic myeloid leukemia. Earlier in her career, she held the position as Associate Medical Director at Cell Therapeutics, Inc., a biopharmaceutical company. Dr. Countouriotis received a B.S. from the University of California, Los Angeles, and an M.D. at Tufts University School of Medicine. She received her initial training in pediatrics at the University of California, Los Angeles, and additional training at the Fred Hutchinson Cancer Research Center in the Pediatric Hematology/Oncology Program.
Harry J. Leonhardt, Esq. (60), Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary. Mr. Leonhardt joined Halozyme in April 2015 as Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary. Mr. Leonhardt brings more than 30 years of executive management, corporate legal, intellectual property, compliance, business development and mergers and acquisitions experience to Halozyme, with an extensive background in the biotechnology industry. Prior to joining Halozyme, Mr. Leonhardt was an arbitrator before the International Centre for Dispute Resolution and a consultant in the biotechnology industry from January 2013 to April 2015. He served as Senior Vice President, Legal and Compliance, and Corporate Secretary at Amylin Pharmaceuticals, Inc., a biotechnology company, from September 2011 to January 2013 and previously served in other senior management legal positions at Amylin since September 2007. Prior to Amylin, he served as Senior Vice President, General Counsel and Corporate Secretary at Senomyx, Inc. from September 2003 to September 2007. From February 2001 to September 2003, Mr. Leonhardt was Executive Vice President, General Counsel and Corporate Secretary at Genoptix, Inc. and from July 1996 to November 2000, he served as Vice President and then Senior Vice President, General Counsel and Corporate Secretary at Nanogen, Inc. Prior to Nanogen, Mr. Leonhardt held positions of increasing responsibility at Allergan, Inc. including Chief Litigation Counsel and General Counsel for European Operations. Early in his career, he was an attorney at Lyon & Lyon LLP where he represented a number of prominent clients in the biotech, pharmaceutical and consumer products industries. Mr. Leonhardt received a B.S. in Pharmacy from the University of the Sciences and a Juris Doctorate from the University of Southern California School of Law.

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

Equity Compensation Plan Information
The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2016:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options and Restricted Stock Units (a)	Weighted Average Exercise Price of Outstanding Options(2) (b)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders (1)	12,458,020	$11.70	9,001,562
Equity compensation plans not approved by stockholders	—	—	—
	12,458,020	$11.70	9,001,562
_____________________

(1)
Represents stock options, restricted stock units, and performance restricted stock units under the Amended and Restated 2011 Stock Plan, 2008 Stock Plan, 2006 Stock Plan and 2005 Outside Directors’ Stock Plan.

(2)	This amount does not include restricted stock units and performance restricted stock units as there is no exercise price for such units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” and “Corporate Governance - Director Independence” to be contained in the Proxy Statement.

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
1.   Financial Statements
2.   List of all Financial Statement schedules.
The following financial statement schedule of Halozyme Therapeutics, Inc. is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of Halozyme Therapeutics, Inc.

Page
Schedule II: Valuation and Qualifying Accounts	F-41
All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.
3.   List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)	Exhibits.
The exhibits listed in the accompanying “Exhibit Index” are incorporated herein by reference.

(c)	Financial Statement Schedules. See Item 15(a) 2 above.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Date:	February 28, 2017	By:	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
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

Signature	Title	Date

/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.	President and Chief Executive Officer	February 28, 2017
Helen I. Torley, M.B. Ch.B., M.R.C.P.	(Principal Executive Officer), Director

/s/ Laurie D. Stelzer	Senior Vice President and Chief Financial Officer	February 28, 2017
Laurie D. Stelzer	(Principal Financial and Accounting Officer)

/s/ Connie L. Matsui	Chair of the Board of Directors	February 28, 2017
Connie L. Matsui

/s/ Jean-Pierre Bizzari	Director	February 28, 2017
Jean-Pierre Bizzari

/s/ James M. Daly	Director	February 28, 2017
James M. Daly

/s/ Jeffrey W. Henderson	Director	February 28, 2017
Jeffrey W. Henderson

/s/ Kenneth J. Kelley	Director	February 28, 2017
Kenneth J. Kelley

/s/ Randal J. Kirk	Director	February 28, 2017
Randal J. Kirk

/s/ Matthew L. Posard	Director	February 28, 2017
Matthew L. Posard

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Halozyme Therapeutics, Inc.
We have audited the accompanying consolidated balance sheets of Halozyme Therapeutics, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ (deficit) equity for each of the three years in the period ended December 31, 2016.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Halozyme Therapeutics, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Halozyme Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017 expressed an unqualified opinion thereon.
/s/    Ernst & Young LLP
San Diego, California
February 28, 2017

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$66,764	$43,292
Marketable securities, available-for-sale	138,217	65,047
Accounts receivable, net	15,680	32,410
Inventories	14,623	9,489
Prepaid expenses and other assets	21,248	21,534
Total current assets	256,532	171,772
Property and equipment, net	4,264	3,943
Prepaid expenses and other assets	219	5,574
Restricted cash	500	500
Total assets	$261,515	$181,789

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$3,578	$4,499
Accrued expenses	28,821	26,792
Deferred revenue, current portion	4,793	9,304
Current portion of long-term debt, net	17,393	21,862
Total current liabilities	54,585	62,457
Deferred revenue, net of current portion	39,825	43,919
Long-term debt, net	199,228	27,971
Other long-term liabilities	358	4,443
Commitments and contingencies (Note 9)
Stockholders’ (deficit) equity:
Preferred stock — $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.001 par value; 200,000 shares authorized; 129,502 and 128,152 shares issued and outstanding at December 31, 2016 and 2015, respectively	130	128
Additional paid-in capital	552,737	525,628
Accumulated other comprehensive loss	(6)	(99)
Accumulated deficit	(585,342)	(482,658)
Total stockholders’ (deficit) equity	(32,481)	42,999
Total liabilities and stockholders’ (deficit) equity	$261,515	$181,789
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Product sales, net	$53,392	$46,082	$37,823
Royalties	50,984	30,975	9,425
Revenues under collaborative agreements	42,315	58,000	28,086
Total revenues	146,691	135,057	75,334
Operating expenses:
Cost of product sales	33,206	29,245	22,732
Research and development	150,842	93,236	79,696
Selling, general and administrative	45,853	40,028	35,942
Total operating expenses	229,901	162,509	138,370
Operating loss	(83,210)	(27,452)	(63,036)
Other income (expense):
Investment and other income, net	1,326	422	242
Interest expense	(19,977)	(5,201)	(5,581)
Net loss before income taxes	(101,861)	(32,231)	(68,375)
Income tax expense	1,162	—	—
Net loss	$(103,023)	$(32,231)	$(68,375)

Basic and diluted net loss per share	$(0.81)	$(0.25)	$(0.56)

Shares used in computing basic and diluted net loss per share	127,964	126,704	122,690
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(103,023)	$(32,231)	$(68,375)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	93	(58)	(58)
Total comprehensive loss	$(102,930)	$(32,289)	$(68,433)
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net loss	$(103,023)	$(32,231)	$(68,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	25,585	20,838	15,274
Depreciation and amortization	2,410	1,677	1,762
Non-cash interest expense	2,896	1,243	2,025
Payment-in-kind interest expense on long-term debt	13,184	—	—
Amortization of premiums on marketable securities, net	552	879	1,457
Loss on disposal of equipment	8	8	233
Deferral of unearned revenue	701	4,379	7,045
Recognition of deferred revenue	(9,304)	(5,789)	(5,554)
Deferral of rent expense	—	441	92
Recognition of deferred rent	(370)	(276)	(108)
Changes in operating assets and liabilities:
Accounts receivable, net	16,730	(23,261)	(52)
Inventories	(5,134)	(3,083)	(236)
Prepaid expenses and other assets	5,626	(15,774)	(265)
Accounts payable and accrued expenses	(244)	13,866	(816)
Net cash used in operating activities	(50,383)	(37,083)	(47,518)
Investing activities:
Purchases of marketable securities	(155,412)	(71,482)	(88,884)
Proceeds from maturities of marketable securities	81,783	79,730	57,301
Purchases of property and equipment	(3,137)	(2,360)	(1,368)
Net cash (used in) provided by investing activities	(76,766)	5,888	(32,951)
Financing activities:
Proceeds from issuance of long-term debt, net	203,006	—	—
Repayment of long-term debt	(54,250)	—	—
Proceeds from issuance of common stock under equity incentive plans, net	1,865	13,098	6,788
Proceeds from issuance of common stock, net	—	—	107,713
Net cash provided by financing activities	150,621	13,098	114,501
Net increase (decrease) in cash and cash equivalents	$23,472	(18,097)	34,032
Cash and cash equivalents at beginning of period	43,292	61,389	27,357
Cash and cash equivalents at end of period	$66,764	$43,292	$61,389

Supplemental disclosure of cash flow information:
Interest paid	$3,886	$3,775	$3,460
Income taxes paid	$1,441	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for purchases of property and equipment	$75	$473	$156

See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE AT JANUARY 1, 2014	114,534	$115	$361,930	$17	$(382,052)	$(19,990)
Share-based compensation expense	—	—	15,274	—	—	15,274
Issuance of common stock for cash, net	8,846	9	107,704	—	—	107,713
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	1,552	1	6,787	—	—	6,788
Issuance of restricted stock awards, net	789	1	(1)	—	—	—
Other comprehensive loss	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	(68,375)	(68,375)
BALANCE AT DECEMBER 31, 2014	125,721	126	491,694	(41)	(450,427)	41,352
Share-based compensation expense	—	—	20,838	—	—	20,838
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	2,056	2	13,096	—	—	13,098
Issuance of restricted stock awards, net	375	—	—	—	—	—
Other comprehensive loss	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	(32,231)	(32,231)
BALANCE AT DECEMBER 31, 2015	128,152	128	525,628	(99)	(482,658)	42,999
Adjustment to beginning retained earnings	—	—	(339)	—	339	—
Share-based compensation expense	—	—	25,585	—	—	25,585
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units and performance restricted stock units, net	570	1	1,947	—	—	1,948
Issuance of restricted stock awards, net	780	1	(84)	—	—	(83)
Other comprehensive income	—	—	—	93	—	93
Net loss	—	—	—	—	(103,023)	(103,023)
BALANCE AT DECEMBER 31, 2016	129,502	$130	$552,737	$(6)	$(585,342)	$(32,481)
See accompanying notes to consolidated financial statements.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements

1.	Organization and Business
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
Our proprietary development pipeline consists primarily of pre-clinical and clinical stage product candidates in oncology. Our lead oncology program is PEGPH20 (PEGylated recombinant human hyaluronidase), a molecular entity we are developing in combination with currently approved cancer therapies as a candidate for the systemic treatment of tumors that accumulate HA. We have demonstrated that when HA accumulates in a tumor, it can cause higher pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. PEGPH20 has been demonstrated in animal models to work by temporarily degrading HA surrounding cancer cells resulting in reduced pressure and increased blood flow to the tumor thereby enabling increased amounts of anticancer treatments administered concomitantly gaining access to the tumor. Through our efforts and efforts of our partners and collaborators, we are currently in Phase 2 and Phase 3 clinical testing for PEGPH20 with ABRAXANE® (nab-paclitaxel) and gemcitabine in stage IV pancreatic ductal adenocarcinoma (“PDA”) (Studies 109-202 and 109-301), in Phase 1b clinical testing for PEGPH20 with KEYTRUDA® (pembrolizumab) in non-small cell lung cancer and gastric cancer (Study 107-101) and in Phase 1b/2 clinical testing for PEGPH20 with HALAVEN® (eribulin) in patients treated with up to two lines of prior therapy for HER2-negative metastatic breast cancer.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Except where specifically noted or the context otherwise requires, references to “Halozyme,” “the Company,” “we,” “our,” and “us” in these notes to consolidated financial statements refer to Halozyme Therapeutics, Inc. and its wholly owned subsidiary, Halozyme, Inc., and Halozyme, Inc.’s wholly owned subsidiaries, Halozyme Holdings Ltd., Halozyme Royalty LLC and Halozyme Switzerland GmbH.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Halozyme Therapeutics, Inc. and our wholly owned subsidiary, Halozyme, Inc., and Halozyme, Inc.’s wholly owned subsidiaries, Halozyme Holdings Ltd., Halozyme Royalty LLC and Halozyme Switzerland GmbH. All intercompany accounts and transactions have been eliminated.
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
Restricted Cash
Under the terms of the leases on our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At December 31, 2016 and 2015, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Available-for-sale marketable securities consist of corporate debt securities, U.S. Treasury securities and commercial paper, and are measured at fair value using Level 1 and Level 2 inputs. Level 2 financial instruments are valued using market prices on less active markets and proprietary pricing valuation models with observable inputs, including interest rates, yield curves, maturity dates, issue dates, settlement dates, reported trades, broker-dealer quotes, issue spreads, benchmark securities or other market related data. We obtain the fair value of Level 2 investments from our investment manager, who obtains these fair values from a third-party pricing source. We validate the fair values of Level 2 financial instruments provided by our investment manager by comparing these fair values to a third-party pricing source.
The following table summarizes, by major security type, our cash equivalents and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	December 31, 2016			December 31, 2015
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$60,916	$—	$60,916	$38,595	$—	$38,595

Available-for-sale marketable securities:
Corporate debt securities	—	40,207	40,207	—	62,052	62,052
U.S. Treasury securities	94,010	—	94,010	—	—	—
Commercial paper	—	4,000	4,000	—	2,995	2,995
	$154,926	$44,207	$199,133	$38,595	$65,047	$103,642
There were no transfers between Level 1 and Level 2 of the fair value hierarchy for the years ended December 31, 2016 and 2015. We have no instruments that are classified within Level 3 as of December 31, 2016 and 2015.
Concentrations of Credit Risk, Sources of Supply and Significant Customers
We are subject to credit risk from our portfolio of cash equivalents and marketable securities. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. We maintain our cash and cash equivalent balances with one major commercial bank and marketable securities with another financial institution. Deposits held with the financial institutions exceed the amount of insurance provided on such deposits. We are exposed to credit risk in the event of a default by the financial institutions holding our cash, cash equivalents and marketable securities to the extent recorded on the consolidated balance sheets.
We are also subject to credit risk from our accounts receivable related to our product sales and revenues under our license and collaborative agreements. We have license and collaborative agreements with pharmaceutical companies under which we receive payments for license fees, milestone payments for specific achievements designated in the collaborative agreements, reimbursements of research and development services and supply of bulk formulation of rHuPH20. In addition, we sell Hylenex® recombinant in the United States to a limited number of established wholesale distributors in the pharmaceutical industry. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is not required. Management monitors our exposure to accounts receivable by periodically evaluating the collectibility of the accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, we recorded no allowance for doubtful accounts at December 31, 2016 and 2015. Approximately 81% of the accounts receivable balance at December 31, 2016 represents amounts due from Roche and Baxalta. Approximately 89% of the accounts receivable balance at December 31, 2015 represents amounts due from Roche and Lilly.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

The following table indicates the percentage of total revenues in excess of 10% with any single customer:

	Year Ended December 31,
	2016	2015	2014
Roche	63%	42%	57%
Baxalta	12%	7%	3%
Lilly	6%	19%	—
AbbVie	4%	17%	—
Janssen	2%	1%	20%
We attribute revenues under collaborative agreements, including royalties, to the individual countries where the collaborator is headquartered. We attribute revenues from product sales to the individual countries to which the product is shipped. Worldwide revenues from external customers are summarized by geographic location in the following table (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$52,292	$77,149	$31,397
Switzerland	93,067	57,136	42,791
All other foreign	1,332	772	1,146
Total revenues	$146,691	$135,057	$75,334
As of December 31, 2016 and 2015, we had $0.1 million and $0.3 million, respectively, of research equipment in Germany.
We rely on two third-party manufacturers for the supply of bulk rHuPH20 for use in the manufacture of Hylenex recombinant and our other collaboration products and product candidates. Payments due to these suppliers represented 13% and 20% of the accounts payable balance at December 31, 2016 and 2015, respectively. We also rely on a third-party manufacturer for the fill and finish of Hylenex recombinant product under a contract. Payments due to this supplier represented 2% and 4% of the accounts payable balance at December 31, 2016 and 2015, respectively.
Accounts Receivable, Net
Accounts receivable is recorded at the invoiced amount and is non-interest bearing. Accounts receivable is recorded net of allowances for doubtful accounts, cash discounts for prompt payment, distribution fees and chargebacks. We recorded no allowance for doubtful accounts at December 31, 2016 and 2015 as the collectibility of accounts receivable was reasonably assured.
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
As of December 31, 2016 and 2015, inventories consisted of $2.3 million and $1.4 million of Hylenex recombinant inventory, respectively, and $12.3 million and $8.2 million of bulk rHuPH20, respectively, for use in the manufacture of Balxalta’s and Roche’s collaboration products.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
Impairment of Long-Lived Assets
We account for long-lived assets in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. For the years ended December 31, 2016 and 2015, there was no impairment of the value of long-lived assets.
Deferred Rent
Rent expense is recorded on a straight-line basis over the initial term of the lease. The difference between rent expense accrued and amounts paid under lease agreements is recorded as deferred rent and is included in accrued expenses and other long-term liabilities, as applicable, in the accompanying consolidated balance sheets.
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

Allowances for product returns and chargebacks are based on amounts owed or to be claimed on the related sales. We believe that our estimated product returns for Hylenex recombinant requires the use of judgment and is subject to change based on our experience and certain quantitative and qualitative factors. In order to develop a methodology to reliably estimate future returns and provide a basis for recognizing revenue on sales to wholesale distributors, we analyze many factors, including, without limitation: (1) actual Hylenex recombinant product return history, taking into account product expiration dating at the time of shipment, (2) re-order activities of the wholesalers as well as their customers and (3) levels of inventory in the wholesale channel. We have monitored actual return history on an individual product lot basis since product launch. We consider the dating of product at the time of shipment into the distribution channel and changes in the estimated levels of inventory within the distribution channel to estimate our exposure to returned product. We also consider historical chargebacks activity and current contract prices to estimate our exposure to returned product. Based on such data, we believe we have the information needed to reasonably estimate product returns and chargebacks.
We recognize product sales reserves and allowances as a reduction of product sales in the same period the related revenue is recognized. Because of the shelf life of Hylenex recombinant and our lengthy return period, there may be a significant period of time between when the product is shipped and when we issue credits on returned product. If actual product return results differ from our estimates, we will be required to make adjustments to these allowances in the future, which could have an effect on product sales revenue and earnings in the period of adjustments.
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
In order to account for the multiple-element arrangements, we identify the deliverables included within the collaborative agreement and evaluate which deliverables represent units of accounting. We then determine the appropriate method of revenue recognition for each unit based on the nature and timing of the delivery process. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. The deliverables under our collaborative agreements include (i) the license to our rHuPH20 technology, (ii) at the collaborator’s request, research and development services which are reimbursed at contractually determined rates, and (iii) at the collaborator’s request, supply of bulk rHuPH20 which is reimbursed at our cost plus a margin. A delivered item is considered a separate unit of accounting when the delivered item has value to the collaborator on a standalone basis based on the consideration of the relevant facts and circumstances for each arrangement. We base this determination on the collaborators’ ability to use the delivered items on their own without us supplying undelivered items, which we determine taking into consideration factors such as the research capabilities of the collaborator, the availability of research expertise in this field in the general marketplace, and the ability to procure the supply of bulk rHuPH20 from the marketplace.
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
Prior to European marketing approvals of Roche’s collaboration products Herceptin SC in August 2013 and MabThera SC in March 2014 and Baxalta’s collaboration product HYQVIA in May 2013, all costs related to the manufacturing of bulk rHuPH20 for these collaboration products were charged to research and development expenses in the periods such costs were incurred. For the year ended December 31, 2014, cost of product sales of bulk rHuPH20 excluded $1.0 million in manufacturing costs, of which $0.9 million and $0.1 million were charged to research and development expenses in the years ended December 31, 2013 and 2012, respectively. There was no bulk rHuPH20 excluded from cost of product sales for the years ended December 31, 2016 and 2015.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Research and Development Expenses
Research and development expenses include salaries and benefits, facilities and other overhead expenses, external clinical trial expenses, research related manufacturing services, contract services and other outside expenses. Research and development expenses are charged to operating expenses as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. After receiving approval from the FDA or comparable regulatory agencies in foreign countries for a product, costs related to purchases and manufacturing of bulk rHuPH20 for such product are capitalized as inventory. The manufacturing costs of bulk rHuPH20 for the collaboration products, Herceptin SC, MabThera SC and HYQVIA, incurred after the receipt of marketing approvals are capitalized as inventory.
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Income Taxes
We provide for income taxes using the liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities at each year end and their respective tax bases and are measured using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Significant judgment is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and the valuation allowance to record against our net deferred tax assets, which are based on complex and evolving tax regulations throughout the world. Deferred tax assets and other tax benefits are recorded when it is more likely than not that the position will be sustained upon audit. While we have begun to utilize certain of our net operating losses, we have not yet established a track record of profitability. Accordingly, valuation allowances have been recorded to reduce our net deferred tax assets to zero until such time we can demonstrate an ability to realize them.
During the fourth quarter of 2016, we established a new Swiss subsidiary, Halozyme Switzerland GmbH (Halozyme Switzerland). Halozyme Switzerland is party to a tax ruling providing that the total Swiss income tax rate will not exceed 10% through December 2026.
Net Loss Per Share
Basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Outstanding stock options, unvested RSAs, unvested RSUs and unvested PRSUs are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. Because of our net loss, outstanding common stock equivalents totaling approximately 13,761,123, 9,780,593 and 8,405,903 were excluded from the calculation of diluted net loss per common share for the years ended December 31, 2016, 2015 and 2014, respectively, because their effect was anti-dilutive.
Segment Information
We operate our business in one segment, which includes all activities related to the research, development and commercialization of our proprietary enzymes. This segment also includes revenues and expenses related to (i) research and development and bulk rHuPH20 manufacturing activities conducted under our collaborative agreements with third parties and (ii) product sales of Hylenex recombinant. The chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment. Our long-lived assets located in foreign countries had minimal book value as of December 31, 2016 and 2015.
Adoption and Pending Adoption of Recent Accounting Pronouncements
The following table provides a brief description of recently issued accounting standards, those adopted in the current year and those not yet adopted:

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount.
		Adopted on January 1, 2016.	There was no material impact on our consolidated financial statements and related disclosures.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes.	The new guidance requires companies to classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts.	Adopted on January 1, 2016.	There was no material impact on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation.
The new guidance changes certain aspects of accounting for share-based payments to employees and involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Specifically, the new guidance requires that all income tax effects of share-based awards be recognized as income tax expense or benefit in the reporting period in which they occur. Additionally, the new guidance amends existing guidance to allow forfeitures of share-based awards to be recognized as they occur.
		Adopted on January 1, 2016.	The cumulative effect of adoption was a decrease of $0.3 million to both additional paid-in capital and accumulated deficit.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern.
The new guidance requires, in connection with preparing financial statements for each annual and interim reporting period, an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).
December 31, 2016.
There was no material impact on our consolidated financial statements and related disclosures in the current period. In an annual or interim reporting period where conditions or events exist that raise substantial double about our ability to continue as a going concern, applicable disclosure will be provided.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory.
The new guidance requires that for entities that measure inventory using the first-in, first-out method, inventory should be measured at the lower of cost or net realizable value. Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximate normal profit margin. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.
		January 1, 2017.	The adoption is not expected to have a material impact on our consolidated financial position or results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall; Recognition and Measurement of Financial Assets and Financial Liabilities.
The new guidance supersedes the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. The new guidance requires public business entities that are required to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion consistent with Topic 820, Fair Value Measurement.
		January 1, 2018.	We currently do not hold equity securities, and we are evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). In March, April, May and December 2016, the FASB issued additional guidance related to Topic 606.
The new standard will supersede nearly all existing revenue recognition guidance. Under Topic 606, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods or services. Topic 606 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates, and also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. The new standard also defines accounting for certain costs related to origination and fulfillment of contracts with customers, including whether such costs should be capitalized. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach where the new standard is applied in the financial statements starting with the year of adoption. Under both approaches, cumulative impact of the adoption is reflected as an adjustment to retained earnings (accumulated deficit) as of the earliest date presented in accordance with the new standard.

January 1, 2018. Early adoption is permitted.
We plan to implement the new guidance on January 1, 2018. We currently plan to adopt using the modified retrospective approach; however, a final decision regarding the adoption method has not been finalized at this time. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures. However, we anticipate an impact to timing of recognition of payments related to certain of our license and collaboration agreements (1) and the timing of recognition of our sales-based royalties.(2) We anticipate that this standard will have a material impact on our consolidated financial statements. Additional areas of impact may be identified as we continue our evaluation. We cannot reasonably estimate additional quantitative information related to the impact of the new standard on our financial statements at this time.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash.

Current U.S. GAAP either is unclear or does not include specific guidance on the eight cash flow classification issues included in ASU 2016-15. The new guidance is an improvement to U.S. GAAP and is intended to reduce the current and potential future diversity in practice. ASU 2016-18 provides additional classification guidance for restricted cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.
		January 1, 2018. Early adoption is permitted.	We are currently evaluating the effect that the updated standard will have on our consolidated statement of cash flows.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In February 2016, the FASB issued ASU 2016-02, Leases.	The new guidance requires lessees to recognize assets and liabilities for most leases and provides enhanced disclosures.	January 1, 2019. Early adoption is permitted.
We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures. However, we anticipate recognition of additional assets and corresponding liabilities related to our leases on our consolidated balance sheet.

_______________

(1)
Under the new standard, we are required to assess whether licenses granted under our collaboration and license agreements are distinct from other performance obligations and functional when granted. We expect that license-related amounts, including upfront payments, exclusive designation fees, annual license maintenance fees and sales based milestones will be recognized, generally, when earned. Currently, these amounts as related to certain of our license and collaboration agreements are being amortized over the term of the collaboration agreement. For example, during the year ended December 31, 2016 we recognized revenue from amortization of license payments of $4.1 million, and total deferred revenue related to license payments under collaboration agreements as of December 31, 2016 was $43.9 million. While we have not completed our evaluation at this time, we anticipate a potential reduction or elimination of our associated deferred revenue balances upon adoption of Topic 606.

(2)
Under the new standard, we expect sales-based royalties will be recognized in the quarter they are earned based on estimates, with true-up to actual results following the in the subsequent quarter. Sales-based royalty revenue earned under our collaboration and license agreements is presently recognized when the royalty reports are made available. Upon adoption of Topic 606, we will evaluate and reduce our accumulated deficit, and increase our accounts receivable, net, by the amount earned but not yet reported in our consolidated balance sheet at the time of adoption. We are establishing a process to estimate sales-based royalty revenues in the quarter in which the sales occur.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

3.	Marketable Securities
Available-for-sale marketable securities consisted of the following (in thousands):

	December 31, 2016
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$40,221	$1	$(15)	$40,207
U.S. Treasury securities	94,002	24	(16)	94,010
Commercial paper	4,000	—	—	4,000
	$138,223	$25	$(31)	$138,217

	December 31, 2015
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$62,151	$—	$(99)	$62,052
Commercial paper	2,995	—	—	2,995
	$65,146	$—	$(99)	$65,047
As of December 31, 2016, $132.2 million of our available-for-sale marketable securities were scheduled to mature within the next twelve months. There were $81.8 million of available-for-sale securities that matured during the year ended December 31, 2016. There were no realized gains or losses for the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, 11 available-for-sale marketable securities were in a gross unrealized loss position, all of which had been in such position for less than twelve months. Based on our review of these marketable securities, we believe we had no other-than-temporary impairments on these securities as of December 31, 2016 because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.

4.	Collaborative Agreements
Roche Collaboration
In December 2006, we and Roche entered into a collaboration and license agreement, under which Roche obtained a worldwide license to develop and commercialize product combinations of rHuPH20 and up to thirteen Roche target compounds (the “Roche Collaboration”). Roche initially had the exclusive right to apply rHuPH20 to three pre-defined Roche biologic targets with the option to develop and commercialize rHuPH20 with ten additional targets. Roche had the right to exercise this option to identify additional targets for ten years. As of the ten year anniversary in December 2016, Roche has elected a total of eight targets, two of which are exclusive.
In August 2013, Roche received European marketing approval for its collaboration product, Herceptin SC, for the treatment of patients with HER2-positive breast cancer and launched Herceptin SC in the European Union (“EU”) in September 2013. In March 2014, Roche received European marketing approval for its collaboration product, MabThera SC, for the treatment of patients with common forms of non-Hodgkin lymphoma (“NHL”). In June 2014, Roche launched MabThera SC in the EU. In May 2016, Roche announced that the EMA approved Mabthera SC to treat patients with chronic lymphocytic leukemia. In November 2016, the FDA accepted Genentech’s (a member of the Roche Group) Biologics License Application (“BLA”) for a subcutaneous formulation of rituximab for CLL and NHL. This is a co-formulation with rHuPH20, which is approved and marketed under the MabThera SC brand in countries outside the U.S.
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

As of December 31, 2016
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
For the years ended December 31, 2016, 2015 and 2014, we recognized approximately $3.3 million, $3.3 million, and $3.0 million, respectively, of Roche deferred revenues, excluding reimbursements for providing research and development services and supplying bulk rHuPH20, as revenues under collaborative agreements. Total Roche deferred revenues, excluding deferred revenues related to reimbursements for providing research and development services and supplying bulk rHuPH20, were approximately $35.7 million and $39.0 million as of December 31, 2016 and 2015, respectively.
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Under the terms of the Baxalta Collaboration, Baxalta pays us a royalty consisting of a mid-single digit percent of the net sales of HYQVIA. Unless terminated earlier in accordance with its terms, the Baxalta Collaboration continues in effect until the expiration of Baxalta’s obligation to pay royalties to us. Baxalta has the obligation to pay royalties to us, with respect to each product commercialized in each country, during the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the Baxalta Collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. In the event such valid claims expire, the royalty rate is reduced for the remaining royalty term.
Payments received from Baxalta, excluding royalties and reimbursements for providing research and development services and supplying bulk rHuPH20, since inception of the collaboration agreement are as follows (in thousands):

As of December 31, 2016
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
For each of the years ended December 31, 2016, 2015 and 2014, we recognized approximately $0.8 million of Baxalta deferred revenues as revenues under collaborative agreements. Total Baxalta deferred revenues were approximately $8.2 million and $9.0 million as of December 31, 2016 and 2015, respectively.
Other Collaborations
In December 2015, we and Lilly entered into a collaboration and license agreement, under which Lilly has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Lilly proprietary biologics directed at up to five targets (the “Lilly Collaboration”). Targets, once selected, will be on an exclusive, global basis. As of December 31, 2016, Lilly has elected two specified exclusive targets and one specified semi-exclusive target. Lilly has the right to elect up to two additional targets for additional fees. The upfront license payment may be followed by event-based payments subject to Lilly’s achievement of specified development, regulatory and sales-based milestones. In addition, Lilly will pay royalties to us if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the Lilly Collaboration continues in effect until the later of: (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Lilly Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. In the event such valid claims expire, the royalty rate is reduced for the remaining royalty term. Lilly may terminate the agreement prior to expiration for any reason in its entirety upon 60 days prior written notice to us. Upon any such termination, the license granted to Lilly (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
In June 2015, we and AbbVie entered into a collaboration and license agreement, under which AbbVie has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with AbbVie proprietary biologics directed at up to nine targets (the “AbbVie Collaboration”). Targets, once selected, will be on an exclusive, global basis. As of December 31, 2016, AbbVie has elected one specified exclusive target, TNF alpha. AbbVie has the right to elect up to eight additional targets for additional fees. The upfront license payment may be followed by event-based payments subject to AbbVie’s achievement of specified development, regulatory and sales-based milestones. In addition, AbbVie will pay tiered royalties to us if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the AbbVie Collaboration continues in effect until the later of: (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the AbbVie Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. In the event such valid claims expire, the royalty rate is reduced for the remaining royalty term. AbbVie may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 90 days prior written notice to us. Upon any such termination, the license granted to AbbVie (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
In December 2014, we and Janssen entered into a collaboration and license agreement, under which Janssen has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Janssen proprietary biologics directed at up to five targets (the “Janssen Collaboration”). Targets, once selected, will be on an exclusive, global basis. As of December 31, 2016, Janssen has elected one specified exclusive target, CD38. Janssen has the right to elect four additional targets in the future upon payment of additional fees. In addition, Janssen will pay royalties to us if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the Janssen Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Janssen Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. In the event such valid claims expire, the royalty rate is reduced for the remaining royalty term. Janssen may terminate the agreement prior to expiration for any reason in its entirety or on a product-by-product basis upon 90 days prior written notice to us. Upon any such termination, the license granted to Janssen (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Pfizer proprietary biologics directed at up to six targets (the “Pfizer Collaboration”). Targets may be selected on an exclusive or non-exclusive basis. As of December 31, 2016, Pfizer has elected five specified exclusive targets. In December 2016, Pfizer returned one of its elected targets. Pfizer has the right to elect two additional targets in the future upon payment of additional fees. In addition, Pfizer will pay royalties to us if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the Pfizer Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Pfizer Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. Royalties are subject to adjustment as set forth in the agreement. Pfizer may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 30 days prior written notice to us. Upon any such termination, the license granted to Pfizer (in total or with respect to the terminated target, as applicable) will terminate, provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Payments received from other collaborators for upfront license fees, license fees for the election of additional targets, maintenance fees and event-based payments since inception of the collaboration agreements are as follows (in thousands):

As of December 31, 2016
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
The amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (non-contingent amount). As such, we excluded from the allocable arrangement consideration the event-based payments, milestone payments, annual exclusivity fees and royalties regardless of the probability of receipt. Based on the results of our analysis, we allocated the $12.5 million license fees from Pfizer, the $15.3 million license fee from Janssen, the $23.0 million upfront license fee from AbbVie and the $33.0 million license fees from Lilly to the license fee deliverable under each of the arrangements. We determined that the upfront payments were earned upon the granting of the worldwide, exclusive right to our technology to the collaborators in these arrangements. As a result, we recognized the $12.5 million license fees under the Pfizer Collaboration, the $15.3 million license fee under the Janssen Collaboration, the $23.0 million upfront license fee under the AbbVie Collaboration and the $33.0 million license fees under the Lilly Collaboration as revenues under collaborative agreements in the period when such license fees were earned. We recognized revenue related to event-based payments or milestone payments under these collaborations of $6.0 million, $1.0 million and zero for the years ended December 31, 2016, 2015 and 2014, respectively.
The collaborators are each solely responsible for the development, manufacturing and marketing of any products resulting from their respective collaborations. We are entitled to receive payments for research and development services and supply of bulk rHuPH20 if requested by any collaborator. We recognize amounts allocated to research and development services as revenues under collaborative agreements as the related services are performed. We recognize amounts allocated to the sales of bulk rHuPH20 as revenues under collaborative agreements or product sales, as appropriate, when such bulk rHuPH20 has met all required specifications by the collaborators and the related title and risk of loss and damages have passed to the collaborators. We cannot predict the timing of delivery of research and development services and bulk rHuPH20 as they are at the collaborators’ requests.
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

5.	Certain Balance Sheet Items
Accounts receivable, net consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Accounts receivable from revenues under collaborative agreements	$6,151	$25,939
Accounts receivable from product sales to collaborators	7,854	4,996
Accounts receivable from other product sales	2,234	2,442
Total accounts receivable	16,239	33,377
Allowance for distribution fees and discounts	(559)	(967)
Total accounts receivable, net	$15,680	$32,410
Inventories consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Raw materials	$761	$677
Work-in-process	12,850	8,481
Finished goods	1,012	331
Total inventories	$14,623	$9,489
Prepaid expenses and other assets consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Prepaid manufacturing expenses	$9,663	$16,155
Prepaid research and development expenses	8,613	9,225
Other prepaid expenses	1,661	1,198
Other assets	1,530	530
Total prepaid expenses and other assets	21,467	27,108
Less long-term portion	219	5,574
Total prepaid expenses and other assets, current	$21,248	$21,534
Prepaid manufacturing expenses include slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory once the manufacturing process has commenced.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Property and equipment, net consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Research equipment	$10,479	$9,666
Computer and office equipment	3,373	2,570
Leasehold improvements	2,331	2,025
Subtotal	16,183	14,261
Accumulated depreciation and amortization	(11,919)	(10,318)
Property and equipment, net	$4,264	$3,943
Depreciation and amortization expense was approximately $2.4 million, $1.7 million and $1.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Accrued expenses consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Accrued compensation and payroll taxes	$11,539	$8,636
Accrued outsourced research and development expenses	9,522	8,617
Accrued outsourced manufacturing expenses	3,225	6,205
Other accrued expenses	4,552	4,118
Total accrued expenses	28,838	27,576
Less long-term accrued outsourced research and development expenses	17	784
Total accrued expenses, current	$28,821	$26,792
Long-term accrued outsourced research and development is included in other long-term liabilities in the consolidated balance sheets.
Deferred revenue consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Collaborative agreements
License fees and event-based payments:
Roche	$35,709	$39,038
Other	8,209	9,724
	43,918	48,762
Reimbursement for research and development services	700	4,461
Total deferred revenue	44,618	53,223
Less current portion	4,793	9,304
Deferred revenue, net of current portion	$39,825	$43,919

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

6.	Long-Term Debt, Net
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty LLC (“Halozyme Royalty”), we received a $150 million loan (the “Royalty-backed Loan”) pursuant to a credit agreement (the “Credit Agreement”) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the “Royalty-backed Lenders”). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (“Collaboration Agreements”). The royalty payments from the Collaboration Agreements will be used to repay the principal and interest on the loan (the “Royalty Payments”).  The Royalty-backed loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. The interest rate as of December 31, 2016 was 9.71%.
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
As of December 31, 2016, we were in compliance with all material covenants under the Credit Agreement and there was no material adverse change in our business, operations or financial condition.
During the year ended December 31, 2016, accrued interest in the amount of $13.2 million was capitalized and added to the principal balance of the Royalty-backed Loan. In addition, we recorded related accrued interest on the debt of $0.7 million as of December 31, 2016.
In connection with the Royalty-backed Loan, we paid the Royalty-backed Lenders a fee of $1.5 million and incurred additional debt issuance costs totaling $0.4 million, which includes expenses that we paid on behalf of the Royalty-backed Lenders and expenses incurred directly by us. Debt issuance costs and the lender fee have been netted against the debt as of December 31, 2016, and are being amortized over the estimated term of the debt using the effective interest method. For the year ended December 31, 2016, the Company recognized interest expense, including amortization of the debt discount, related to the Royalty-backed Loan of $14.5 million. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short- and long-term classification of these costs, as well as the period over which these costs will be amortized. The outstanding balance of the Royalty-backed Loan as of December 31, 2016 was $161.8 million, inclusive of payment-in-kind interest expense of $13.2 million and net of unamortized debt discount of $1.4 million.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Oxford and SVB Loan and Security Agreement
In December 2013, we entered into an Amended and Restated Loan and Security Agreement (the “Original Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (collectively, the “Lenders”), amending and restating in its entirety our previous loan agreement with the Lenders, dated December 2012. The Original Loan Agreement was scheduled to mature on January 1, 2018 and provided for an additional $20 million principal, bringing the total loan balance to $50 million. The proceeds were used for working capital and general business requirements.
In January 2015, we entered into a second amendment to the Original Loan Agreement with the Lenders, amending and restating the loan repayment schedules of the Original Loan Agreement. The amended and restated term loan repayment schedule provided for interest only payments through January 2016, followed by consecutive equal monthly payments of principal and interest in arrears starting in February 2016 and continuing through the previously established maturity date of January 2018. Consistent with our previous loan, the amended Original Loan Agreement provided for a 7.55% interest rate and a final interest payment equal to 8.5% of the original principal amount, or $4.25 million, which was due when the loan became due or upon the prepayment of the facility.
In June 2016, we entered into a new Loan and Security Agreement (the “New Loan Agreement”) with the Lenders, providing a senior secured loan facility of up to an aggregate principal amount of $70.0 million, comprising a $55.0 million draw in June 2016 and an additional $15.0 million tranche, which we have the option to draw during the second quarter of 2017. The initial proceeds carry an interest rate of 8.25% and were partially used to pay the outstanding principal and final payment owed on the amended Original Loan Agreement. The remaining proceeds, including any drawdown of the additional $15.0 million, are to be used for working capital and general business requirements. The remaining $15.0 million tranche is subject to an annual interest rate equal to the prime rate as reported in The Wall Street Journal on the draw-down date plus 4.75%. The repayment schedule provides for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of January 1, 2021. The New Loan Agreement provides for a final payment equal to 5.5% of the initial $55.0 million principal amount and, if we exercise our option to draw an additional $15.0 million in 2017, 7.25% of the principal amount of the second draw. The final payment is due when the New Loan Agreement becomes due or upon the prepayment of the facility. We have the option to prepay the outstanding balance of the New Loan Agreement in full, subject to a prepayment fee of 2% in the first year and 1% in the second year of the New Loan Agreement.
In connection with the New Loan Agreement, the debt offering costs have been recorded as a debt discount in our condensed consolidated balance sheets which, together with the final payment and fixed interest rate payments, are being amortized and recorded as interest expense throughout the life of the loan using the effective interest rate method.
The New Loan Agreement is secured by substantially all of the assets of the Company and our subsidiary, Halozyme, Inc., except that the collateral does not include any equity interests in Halozyme, Inc., any of our intellectual property (including all licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The New Loan Agreement contains customary representations, warranties and covenants by us, which covenants limit our ability to convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses currently engaged in by us or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; make payments on any subordinated debt; enter into transactions with any of our affiliates outside of the ordinary course of business or permit our subsidiaries to do the same; and make any voluntary prepayment of or modify certain terms of the Royalty-backed Loan. In addition, subject to certain exceptions, we are required to maintain with SVB our primary deposit accounts, securities accounts and commodities, and to do the same for our subsidiary, Halozyme, Inc.
The New Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain of our obligations under the New Loan Agreement and the occurrence of a material adverse change which is defined as a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, a material impairment in the perfection or priority of the Lender’s lien in the collateral or in the value of such collateral or the occurrence of an event of default under the Royalty-backed Loan. In the event of default by us under the New Loan Agreement, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the New Loan Agreement, which could harm our financial condition.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

 As of December 31, 2016, we were in compliance with all material covenants under the New Loan Agreement and there was no material adverse change in our business, operations or financial condition.
Future maturities and interest payments of long-term debt as of December 31, 2016, are as follows (in thousands):

2017	$37,338
2018	94,406
2019	105,758
2020	24,103
2021	4,755
Total minimum payments	266,360
Less amount representing interest	(45,208)
Gross balance of long-term debt	221,152
Less unamortized debt discount	(4,531)
Present value of long-term debt	216,621
Less current portion of long-term debt	(17,393)
Long-term debt, less current portion and unamortized debt discount	$199,228
Interest expense, including amortization of the debt discount, related to long-term debt for the years ended December 31, 2016, 2015 and 2014 was approximately $20.0 million, $5.2 million and $5.6 million, respectively. Accrued interest, which is included in accrued expenses and other long-term liabilities, was $1.1 million and $3.2 million as of December 31, 2016 and December 31, 2015, respectively.

7.	Stockholders’ Equity
During 2016, we issued an aggregate of 413,248 shares of common stock, in connection with the exercises of stock options for cash in the aggregate amount of approximately $2.8 million. In addition, we issued 780,066 shares of common stock, net of RSAs canceled, in connection with the grants of RSAs. The RSA holders surrendered 8,388 RSAs to pay for minimum withholding taxes totaling approximately $0.9 million. We issued 134,944 shares of common stock upon vesting of RSUs. The RSU holders surrendered 83,335 RSUs to pay for minimum withholding taxes totaling approximately $0.8 million. We issued 21,775 shares of common stock upon vesting of PRSUs. The PRSU holders surrendered 8,262 PRSUs to pay for minimum withholding taxes totaling approximately $0.1 million.
During 2015, we issued an aggregate of 1,926,368 shares of common stock in connection with the exercises of stock options for cash in the aggregate amount of approximately $14.4 million. In addition, we issued 375,019 shares of common stock, net of RSAs canceled, in connection with the grants of RSAs and 82,069 shares of common stock upon vesting of RSUs. The RSU holders surrendered 52,019 RSUs to pay for minimum withholding taxes totaling approximately $0.7 million. We issued 47,454 shares of common stock upon vesting of PRSUs. The PRSU holders surrendered 35,926 PRSUs to pay for minimum withholding taxes totaling approximately $0.6 million.
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
We currently grant stock options, restricted stock awards and restricted stock units under the Amended and Restated 2011 Stock Plan (“2011 Stock Plan”), which was approved by the stockholders on May 6, 2016 and provides for the grant of up to 44.2 million shares of common stock to selected employees, consultants and non-employee members of our Board of Directors as stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards. The 2011 Stock Plan was approved by the stockholders. Awards are subject to terms and conditions established by the Compensation Committee of our Board of Directors. During the year ended December 31, 2016, we granted share-based awards under the 2011 Stock Plan. At December 31, 2016, 12,458,020 shares were subject to outstanding awards and 9,001,562 shares were available for future grants of share-based awards.
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Research and development	$11,470	$9,795	$7,939
Selling, general and administrative	14,115	11,043	7,335
Share-based compensation expense	$25,585	$20,838	$15,274
Share-based compensation expense by type of share-based award (in thousands):

	Year Ended December 31,
	2016	2015	2014
Stock options	$16,544	$11,145	$7,884
RSAs, RSUs and PRSUs	9,041	9,693	7,390
	$25,585	$20,838	$15,274
Total unrecognized estimated compensation expense by type of award and the weighted average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	December 31, 2016
	Unrecognized Expense	Remaining Weighted Average Recognition Period (years)
Stock options	$42,592	2.8
RSAs	$8,857	2.3
RSUs	$8,442	2.6
Cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) are classified as cash inflows provided by financing activities and cash outflows used in operating activities. Due to our net loss position, no tax benefits have been recognized in the consolidated statements of cash flows.
Stock Options. Options granted under the Plans must have an exercise price equal to at least 100% of the fair market value of our common stock on the date of grant. The options generally have a maximum contractual term of ten years and vest at the rate of one-fourth of the shares on the first anniversary of the date of grant and 1/48 of the shares monthly thereafter. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

A summary of our stock option award activity as of and for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	6,700,915	$7.11
Granted	2,271,143	$13.02
Exercised	(1,432,206)	$5.43
Canceled/forfeited	(1,185,960)	$9.39
Outstanding at December 31, 2014	6,353,892	$9.18
Granted	3,973,604	$16.26
Exercised	(1,926,368)	$7.49
Canceled/forfeited	(407,936)	$10.64
Outstanding at December 31, 2015	7,993,192	$13.03
Granted	4,466,306	$9.03
Exercised	(413,248)	$6.88
Canceled/forfeited	(955,054)	$12.42
Outstanding at December 31, 2016	11,091,196	$11.70	7.8	$9.4	million
Vested and expected to vest at December 31, 2016	11,091,196	$11.70	7.8	$9.4	million
Exercisable at December 31, 2016	4,230,638	$11.77	6.2	$4.7	million
The weighted average grant date fair values of options granted during the years ended December 31, 2016, 2015 and 2014 were $5.36 per share, $9.60 per share and $8.13 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was approximately $1.4 million, $16.2 million and $8.1 million, respectively. Cash received from stock option exercises for the years ended December 31, 2016, 2015 and 2014 was approximately $2.8 million, $14.4 million and $7.8 million, respectively.
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

	Year Ended December 31,
	2016	2015	2014
Expected volatility	67.5-71.9%	66.2-67.4%	66.6-71.8%
Average expected term (in years)	5.4	5.6	5.7
Risk-free interest rate	1.00-1.90%	1.34-1.92%	1.73-2.04%
Expected dividend yield	0%	0%	0%

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Restricted Stock Awards. RSAs are grants that entitle the holder to acquire shares of our common stock at zero. The shares covered by a RSA cannot be sold, pledged, or otherwise disposed of until the award vests and any unvested shares may be reacquired by us for the original purchase price following the awardee’s termination of service. The RSAs will generally vest at the rate of one-fourth of the shares on each anniversary of the date of grant. Annual grants of RSAs to the Board of Directors typically vest in approximately one year.
The following table summarizes our RSA activity during the years ended December 31, 2016, 2015 and 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2014	632,871	$8.23
Granted	1,055,122	$11.15
Vested	(263,765)	$8.33
Forfeited	(265,777)	$10.86
Unvested at December 31, 2014	1,158,451	$10.26
Granted	515,695	$15.00
Vested	(721,990)	$10.11
Forfeited	(140,676)	$11.84
Unvested at December 31, 2015	811,480	$13.13
Granted	968,652	$8.41
Vested	(296,831)	$12.76
Forfeited	(180,198)	$10.33
Unvested at December 31, 2016	1,303,103	$10.09
The estimated fair value of the RSAs was based on the closing market value of our common stock on the date of grant. The total grant date fair value of RSAs vested during the years ended December 31, 2016, 2015 and 2014 was approximately $3.8 million, $7.3 million and $2.2 million, respectively. The fair value of RSAs vested during the years ended December 31, 2016, 2015 and 2014, was approximately $2.5 million, $13.9 million and $3.0 million, respectively.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Restricted Stock Units. A RSU is a promise by us to issue a share of our common stock upon vesting of the unit. The RSUs will generally vest at the rate of one-fourth of the shares on each anniversary of the date of grant.
The following table summarizes our RSU activity during the years ended December 31, 2016, 2015 and 2014:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Unvested at January 1, 2014	736,355	$9.06
Granted	305,535	$13.71
Vested	(194,368)	$9.12
Forfeited	(385,200)	$8.84
Outstanding at December 31, 2014	462,322	$11.12
Granted	422,492	$14.75
Vested	(134,088)	$10.93
Forfeited	(84,512)	$10.86
Outstanding at December 31, 2015	666,214	$13.49
Granted	796,582	$8.17
Vested	(218,279)	$12.74
Forfeited	(77,948)	$10.99
Outstanding at December 31, 2016	1,166,569	$10.16	1.4	$11.5	million
The estimated fair value of the RSUs was based on the closing market value of our common stock on the date of grant. The total grant date fair value of RSUs vested during the years ended December 31, 2016, 2015 and 2014 was approximately $2.8 million, $1.5 million and $1.8 million, respectively. The fair value of RSUs vested during the years ended December 31, 2016, 2015 and 2014 was approximately $2.1 million, $1.8 million and $2.6 million, respectively.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Performance Restricted Stock Units. A PRSU is a promise by us to issue a share of our common stock upon achievement of a specific performance condition.
The following table summarizes our PRSU activity during the years ended December 31, 2016, 2015 and 2014:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	—	$—
Granted	540,742	$8.91
Vested	—	$—
Forfeited	(109,504)	$8.91
Outstanding at December 31, 2014	431,238	$8.91
Granted	118,209	$11.19
Vested	(83,380)	$9.48
Forfeited	(156,360)	$9.21
Outstanding at December 31, 2015	309,707	$9.48
Granted	—	$—
Vested	(30,037)	$9.49
Forfeited	(79,415)	$9.44
Outstanding at December 31, 2016	200,255	$9.49	0.3	$2.0	million
The estimated fair value of the PRSUs was based on the closing market value of our common stock on the date of grant. The total grant date fair value and intrinsic value of PRSUs vested during the years ended December 31, 2016, 2015 and 2014 was approximately $0.3 million, $0.8 million and $1.4 million, respectively.

9.	Commitments and Contingencies
Operating Leases
Our administrative offices and research facilities are located in San Diego, California. We lease an aggregate of approximately 76,000 square feet of office and research space in four buildings. The leases commenced in June 2011 and November 2013 and continue through January 2018. The leases are subject to approximately 2.5% to 3.0% annual increases throughout the terms of the leases. We also pay a pro rata share of operating costs, insurance costs, utilities and real property taxes. We received incentives under the leases, including tenant improvement allowances and reduced or free rent, for which the unamortized deferred rent balances associated with these incentives was $0.4 million and $0.8 million as of December 31, 2016 and 2015, respectively.
In November 2015, we opened a satellite office in South San Francisco, California. We lease approximately 10,000 square feet of office space. The lease commenced in November 2015 and continues through January 2021. The lease is subject to approximately 3.0% annual increases throughout the term of the lease. We also pay a pro rata share of operating costs, insurance costs, utilities and real property taxes. We received incentives under the lease, including tenant improvement allowances and reduced or free rent, for which the unamortized deferred rent balances associated with these incentives was $0.4 million as of December 31, 2016 and 2015.
Additionally, we lease certain office equipment under operating leases. Total rent expense was approximately $2.2 million, $1.9 million and $1.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Approximate annual future minimum operating lease payments as of December 31, 2016 are as follows (in thousands):

Year:	Operating Leases
2017	$2,622
2018	522
2019	425
2020	426
2021	36
Total minimum lease payments	$4,031
Other Commitments
In March 2010, we entered into a second Commercial Supply Agreement with Avid (the “Avid Commercial Supply Agreement”). Under the terms of the Avid Commercial Supply Agreement, we are committed to certain minimum annual purchases of bulk rHuPH20 equal to three quarters of forecasted supply. In addition, Avid has the right to manufacture and supply a certain percentage of bulk rHuPH20 that will be used in the collaboration products. At December 31, 2016, we had a $13.0 million minimum purchase obligation in connection with this agreement.
In June 2011, we entered into a services agreement with Patheon for the technology transfer and manufacture of Hylenex recombinant. At December 31, 2016, we had a $0.7 million minimum purchase obligation in connection with this agreement.
In 2013 and 2014, we entered into service agreements with two third party manufacturers for the manufacturing of PEGPH20. At December 31, 2016, we had a $1.6 million and a $5.4 million minimum purchase obligation in connection with each of these agreements.
Contingencies
We have entered into an in-licensing agreement with a research organization, which is cancelable at our option with 90 days written notice. Under the terms of this agreement, we have received license to know-how and technology claimed, in certain patents or patent applications. We are required to pay fees, milestones and/or royalties on future sales of products employing the technology or falling under claims of a patent, and some of the agreements require minimum royalty payments. We continually reassess the value of the license agreement. If the in-licensed and research candidate is successfully developed, we may be required to pay milestone payments of approximately $8.0 million over the life of this agreement in addition to royalties on sales of the affected products. Due to the uncertainties of the development process, the timing and probability of the remaining milestone and royalty payments cannot be accurately estimated.
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

10.	Income Taxes
Total income (loss) before income taxes summarized by region were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$6,384	$11,724	$(30,885)
Foreign	(108,245)	(43,955)	(37,490)
Net loss before income taxes	$(101,861)	$(32,231)	$(68,375)
Significant components of our net deferred tax assets/(liabilities) were as follows (in thousands).

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$103,296	$104,505
Deferred revenue	15,354	16,344
Research and development and orphan drug credits	73,701	54,846
Share-based compensation	8,844	6,286
Other, net	2,515	906
	203,710	182,887
Valuation allowance for deferred tax assets	(203,370)	(182,507)
Deferred tax assets, net of valuation	340	380
Deferred tax liabilities:
Depreciation	(340)	(380)
Total deferred tax liabilities	(340)	(380)
Net deferred tax asset (liability)	$—	$—
A valuation allowance of $203.4 million and $182.5 million has been established to offset the net deferred tax assets as of December 31, 2016 and 2015, respectively, as realization of such assets is uncertain.
Income tax expense was comprised of the following components (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current federal	$1,145	$—	$—
Current state	17	—	—
	$1,162	$—	$—

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

The provision for income taxes on earnings subject to income taxes differs from the statutory federal income tax rate due to the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Federal income tax benefit at 34%	$(34,633)	$(10,959)	$(23,247)
State income tax benefit, net of federal income tax impact	(653)	5,524	(1,761)
Increase in valuation allowance	11,252	4,045	16,998
Foreign income subject to tax at other than federal statutory rate	36,803	14,945	12,747
Shared-based compensation	3,735	(4,990)	(529)
Non-deductible expenses and other	698	6,457	1,069
Research and development credits, net	(1,084)	(3,861)	(5,277)
Orphan drug credits, net of federal add back	(14,956)	(11,161)	—
	$1,162	$—	$—
At December 31, 2016, our unrecognized tax benefit was $12.8 million. Of this amount, $0.2 million would affect the effective tax rate and $12.6 million would affect the effective tax rate in the event the valuation allowance was removed. Of the unrecognized tax benefits, we do not expect any significant changes to occur in the next 12 months. Interest and/or penalties related to uncertain income tax positions are recognized by us as a component of income tax expense. For the years ended December 31, 2016, 2015 and 2014, we recognized no interest or penalties.
The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2016	2015	2014
Gross unrecognized tax benefits at beginning of period	$4,898	$—	$—
Increases in tax positions for prior years	5,615	—	—
Decreases in tax positions for prior years	(4,898)	—	—
Increases in tax positions for current year	7,184	4,898	—
Gross unrecognized tax benefits at end of period	$12,799	$4,898	$—
At December 31, 2016, we had federal, California and other state tax net operating loss carryforwards of approximately $268.7 million, $249.8 million and $30.0 million, respectively.
The following table shows key expiration dates of the federal and California net operating loss carryforwards (in thousands):

		Expires in:
	Net Operating Loss	2017	2021 and beyond	2028 and beyond
Federal	$268,703	$—	$268,703	$—
California	$249,783	$10,434	$—	$239,349
At December 31, 2016, we had federal and California research and development tax credit carryforwards of approximately $28.0 million and $16.1 million, respectively. The federal research and development tax credits will begin to expire in 2024 unless previously utilized. The California research and development tax credits will carryforward indefinitely until utilized. Additionally, we had Orphan Drug Credit carryforwards of $43.8 million which will begin to expire in 2035.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
We do not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiaries as it is our intention to utilize those earnings in the foreign operations for an indefinite period of time. At December 31, 2016 and 2015, there were no undistributed earnings in foreign subsidiaries.
We are subject to taxation in the U.S. and in various state and foreign jurisdictions. Our tax years for 1998 and forward are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

11.	Employee Savings Plan
We have an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate, provided they meet the requirements of the plan. We are not required to make matching contributions under the plan. However, we voluntarily contributed to the plan approximately $1.0 million, $0.7 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

12.	Restructuring Expense
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

13.	Summary of Unaudited Quarterly Financial Information
The following is a summary of our unaudited quarterly results for the years ended December 31, 2016 and 2015 (in thousands):

	Quarter Ended
2016 (Unaudited):	March 31,	June 30,	September 30,	December 31,
Total revenues	$42,499	$33,336	$31,853	$39,003
Gross profit on product sales	$5,178	$5,391	$4,197	$5,420
Total operating expenses	$58,668	$55,059	$54,596	$61,578
Net loss	$(19,816)	$(26,875)	$(28,946)	$(27,386)
Net loss per share, basic and diluted	$(0.16)	$(0.21)	$(0.23)	$(0.21)
Shares used in computing basic and diluted net loss per share	127,615	127,958	128,154	128,185

	Quarter Ended
2015 (Unaudited):	March 31,	June 30,	September 30,	December 31,
Total revenues(1) (2)	$18,666	$43,384	$20,780	$52,227
Gross profit on product sales	$3,366	$4,198	$4,121	$5,152
Total operating expenses	$32,577	$39,153	$44,017	$46,762
Net income (loss)	$(15,108)	$3,019	$(24,460)	$4,318
Net income (loss) per share:
Basic	$(0.12)	$0.02	$(0.19)	$0.03
Diluted	$(0.12)	$0.02	$(0.19)	$0.03
Shares used in computing net income (loss) per share:
Basic	125,299	126,144	126,921	127,197
Diluted	125,299	134,507	126,921	129,248
_______________

(1)	Revenues for the quarter ended June 30, 2015 included $23.0 million in revenue under collaborative agreements from the AbbVie Collaboration.

(2)	Revenues for the quarter ended December 31, 2015 included $25.0 million in revenue under collaborative agreements from the Lilly Collaboration.

Halozyme Therapeutics, Inc.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
For the year ended December 31, 2016
Accounts receivable allowances (1)	$967	$4,795	$(5,203)	$559
For the year ended December 31, 2015
Accounts receivable allowances (1)	$611	$4,150	$(3,794)	$967
For the year ended December 31, 2014
Accounts receivable allowances (1)	$610	$4,520	$(4,519)	$611
_______________

(1)	Allowances are for chargebacks, prompt payment discounts and distribution fees related to Hylenex recombinant product sales.

Exhibit Index

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	File No.	Date Filed

3.1	Composite Certification of Incorporation		10-Q	001-32335	8/7/2013

3.2	Bylaws, as amended		8-K	001-32335	12/19/2016

3.3	Certificate of Elimination of the Series A Preferred Stock of Halozyme Therapeutics, Inc.		8-K	001-32335	5/6/2016

10.1	License Agreement between University of Connecticut and Registrant, dated November 15, 2002		SB-2	333-114776	4/23/2004

10.2	First Amendment to the License Agreement between University of Connecticut and Registrant, dated January 9, 2006		8-K	001-32335	1/12/2006

10.3#	Halozyme Therapeutics, Inc. 2005 Outside Directors’ Stock Plan		8-K	001-32335	7/6/2005

10.4#	Form of Stock Option Agreement (2005 Outside Directors’ Stock Plan)		10-Q	001-32335	8/8/2006

10.5#	Form of Restricted Stock Agreement (2005 Outside Directors’ Stock Plan)		10-Q	001-32335	8/8/2006

10.6#	Halozyme Therapeutics, Inc. 2006 Stock Plan		8-K	001-32335	3/24/2006

10.7#	Form of Stock Option Agreement (2006 Stock Plan)		10-Q	001-32335	8/8/2006

10.8#	Form of Restricted Stock Agreement (2006 Stock Plan)		10-Q	001-32335	8/8/2006

10.9#	Halozyme Therapeutics, Inc. 2008 Stock Plan		8-K	001-32335	3/19/2008

10.10#	Form of Stock Option Agreement (2008 Stock Plan)		10-Q	001-32335	8/7/2009

10.11#	Form of Restricted Stock Agreement (2008 Stock Plan)		10-Q	001-32335	8/7/2009

10.12#	Halozyme Therapeutics, Inc. 2011 Stock Plan (as amended through May 4, 2016)		DEF-14A	001-32335	3/23/2016

10.13#	Form of Stock Option Agreement (2011 Stock Plan)		8-K	001-32335	5/6/2011

10.14#	Form of Stock Option Agreement for Executive Officers (2011 Stock Plan)		8-K	001-32335	5/6/2011

10.15#	Form of Restricted Stock Units Agreement for Officers (2011 Stock Plan)		10-Q	001-32335	8/10/2015

10.16#	Form of Restricted Stock Award Agreement for Officers (2011 Stock Plan)		10-Q	001-32335	8/10/2015

10.17#	Form of Restricted Stock Units Agreement (2011 Stock Plan)		8-K	001-32335	5/6/2011

10.18#	Form of Restricted Stock Award Agreement (2011 Stock Plan)		8-K	001-32335	5/6/2011

10.19#	Form of Stock Option Agreement (2011 Stock Plan -grants made on or after 11/4/2015)		10-Q	001-32335	11/9/2015

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	File No.	Date Filed
10.20#	Form of Restricted Stock Units Agreement (2011 Stock Plan - grants made on or after 11/4/2015)		10-Q	001-32335	11/9/2015

10.21#	Form of Restricted Stock Award Agreement (2011 Stock Plan - grants made on or after 11/4/2015)		10-Q	001-32335	11/9/2015

10.22#	Form of Restricted Stock Units Agreement (2011 Plan - grants made on or after 2/22/2017)	X

10.23#	Form of Indemnity Agreement for Directors and Executive Officers		8-K	001-32335	12/20/2007

10.24#	Severance Policy		10-Q	001-32335	5/9/2008

10.25#	Form of Amended and Restated Change In Control Agreement with Officer		10-Q	001-32335	11/9/2015

10.26	Lease (11404 and 11408 Sorrento Valley Road)		8-K	001-32335	6/16/2011

10.27	Amended and Restated Lease (11388 Sorrento Valley Road), effective as of June 10, 2011		8-K	001-32335	6/16/2011

10.28	Lease (11436 Sorrento Valley Road), effective as of April 2013		10-K	001-32335	2/28/2013

10.29	First modification to Lease (11436 Sorrento Valley Road)		10-Q	001-32335	5/8/2013

10.30*	Credit Agreement, dated December 30, 2015		10-K	001-32335	2/29/2016

10.31	Halozyme Therapeutics, Inc. Executive Incentive Plan		DEF-14A	001-32335	3/23/2016

10.32	Loan and Security Agreement, dated June 7, 2016		10-Q	001-32335	8/9/2016

10.33	Consent, Release, and First Amendment to Loan and Security Agreement, dated December 21, 2016	X

21.1	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	File No.	Date Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Presentation Linkbase	X
_______________

*
Confidential treatment has been granted (or requested) for certain portions of this exhibit. These portions have been omitted from this agreement and have been filed separately with the Securities and Exchange Commission.

#	Indicates management contract or compensatory plan or arrangement.