Form 10-Q
period 2017-03-31
HALOZYME THERAPEUTICS INC
filed 2017-05-09
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 129,840,030 as of May 1, 2017.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$45,188	$66,764
Marketable securities, available-for-sale	133,797	138,217
Accounts receivable, net	12,452	15,680
Inventories	14,290	14,623
Prepaid expenses and other assets	16,627	21,248
Total current assets	222,354	256,532
Property and equipment, net	3,741	4,264
Prepaid expenses and other assets	172	219
Restricted cash	500	500
Total assets	$226,767	$261,515

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,079	$3,578
Accrued expenses	24,935	28,821
Deferred revenue, current portion	4,093	4,793
Current portion of long-term debt, net	29,601	17,393
Total current liabilities	61,708	54,585
Deferred revenue, net of current portion	38,802	39,825
Long-term debt, net	184,430	199,228
Other long-term liabilities	326	358
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 200,000 shares authorized; 129,822 and 129,502 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	130	130
Additional paid-in capital	559,659	552,737
Accumulated other comprehensive loss	(49)	(6)
Accumulated deficit	(618,239)	(585,342)
Total stockholders’ deficit	(58,499)	(32,481)
Total liabilities and stockholders’ deficit	$226,767	$261,515
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Product sales, net	$11,434	$12,940
Royalties	13,982	11,387
Revenues under collaborative agreements	4,152	18,172
Total revenues	29,568	42,499
Operating expenses:
Cost of product sales	7,544	7,762
Research and development	36,935	40,100
Selling, general and administrative	12,615	10,806
Total operating expenses	57,094	58,668
Operating loss	(27,526)	(16,169)
Other income (expense):
Investment and other income, net	287	229
Interest expense	(5,448)	(3,876)
Net loss before income taxes	(32,687)	(19,816)
Income tax expense	210	—
Net loss	$(32,897)	$(19,816)

Net loss per share:
Basic and diluted	$(0.26)	$(0.16)

Shares used in computing net loss per share:
Basic and diluted	128,615	127,615
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(32,897)	$(19,816)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(40)	187
Foreign currency translation adjustment	(4)	—
Unrealized gain on foreign currency	1	—
Total comprehensive loss	$(32,940)	$(19,629)
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,

	2017	2016
Operating activities:
Net loss	$(32,897)	$(19,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	7,315	5,817
Depreciation and amortization	602	489
Non-cash interest expense	487	1,054
Payment-in-kind interest expense on long-term debt	—	1,890
Amortization of premiums on marketable securities, net	16	213
Loss on disposal of equipment	44	—
Recognition of deferred revenue	(1,723)	(1,524)
Recognition of deferred rent	(114)	(70)
Other	(5)	—
Changes in operating assets and liabilities:
Accounts receivable, net	3,228	6,867
Inventories	333	(856)
Prepaid expenses and other assets	4,668	(2,522)
Accounts payable and accrued expenses	(4,413)	(4,565)
Net cash used in operating activities	(22,459)	(13,023)
Investing activities:
Purchases of marketable securities	(54,830)	(126,431)
Proceeds from maturities of marketable securities	59,194	21,908
Purchases of property and equipment	(99)	(1,099)
Net cash provided by (used in) investing activities	4,265	(105,622)
Financing activities:
Proceeds from issuance of long-term debt, net	—	148,046
Repayment of long-term debt	(2,989)	(3,885)
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	(393)	285
Net cash (used in) provided by financing activities	(3,382)	144,446
Net (decrease) increase in cash, cash equivalents and restricted cash	(21,576)	25,801
Cash, cash equivalents and restricted cash at beginning of period	67,264	43,792
Cash, cash equivalents and restricted cash at end of period	$45,688	$69,593
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
Our proprietary development pipeline consists primarily of pre-clinical and clinical stage product candidates in oncology. Our lead oncology program is PEGPH20 (PEGylated recombinant human hyaluronidase), a molecular entity we are developing in combination with currently approved cancer therapies as a candidate for the systemic treatment of tumors that accumulate HA. We have demonstrated that when HA accumulates in a tumor, it can cause higher pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. PEGPH20 has been demonstrated in animal models to work by temporarily degrading HA surrounding cancer cells resulting in reduced pressure and increased blood flow to the tumor thereby enabling increased amounts of anticancer treatments administered concomitantly gaining access to the tumor. Through our efforts and efforts of our partners and collaborators, we are currently in Phase 3 clinical testing for PEGPH20 with ABRAXANE® (nab-paclitaxel) and gemcitabine in stage IV pancreatic ductal adenocarcinoma (“PDA”) (Study 109-301), in Phase 1b clinical testing for PEGPH20 with KEYTRUDA® (pembrolizumab) in non-small cell lung cancer and gastric cancer (Study 107-101) and in Phase 1b/2 clinical testing for PEGPH20 with HALAVEN® (eribulin) in patients treated with up to two lines of prior therapy for HER2-negative metastatic breast cancer.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 28, 2017. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Operating results for interim periods are not necessarily indicative of the operating results for an entire fiscal year.
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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within ninety days or less from the date of purchase. As of March 31, 2017, our cash equivalents consisted of money market funds and commercial paper.
Marketable securities are investments with original maturities of more than ninety days from the date of purchase that are specifically identified to fund current operations. Marketable securities are considered available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date which reflects management’s intention to use the proceeds from the sale of these investments to fund our operations, as necessary. Such available-for-sale investments are carried at fair value with unrealized gains and losses recorded in other comprehensive gain (loss) and included as a separate component of stockholders’ deficit. The cost of marketable securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in investment and other income, net in the condensed consolidated statements of operations. We use the specific identification method for calculating realized gains and losses on marketable securities sold. Realized gains and losses and declines in value judged to be other-than-temporary on marketable securities, if any, are included in investment and other income, net in the condensed consolidated statements of operations.

Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At March 31, 2017 and December 31, 2016, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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
Our financial instruments include cash equivalents, available-for-sale marketable securities, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses and long-term debt. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. Based on Level 3 inputs and the borrowing rates currently available for loans with similar terms, we believe the fair value of long-term debt approximates its carrying value.
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
Inventories
Inventories are stated at lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventories are reviewed periodically for potential excess, dated or obsolete status. We evaluate the carrying value of inventories on a regular basis, taking into account such factors as historical and anticipated future sales compared to quantities on hand, the price we expect to obtain for products in their respective markets compared with historical cost and the remaining shelf life of goods on hand.
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
As of March 31, 2017 and December 31, 2016, inventories consisted of $1.7 million and $2.3 million, respectively, of Hylenex recombinant inventory, net, and $12.6 million and $12.3 million, respectively, of bulk rHuPH20 for use in the manufacture of Baxalta’s and Roche’s collaboration products.

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
Upon recognition of revenue from product sales of Hylenex recombinant, we record certain sales reserves and allowances as a reduction to gross revenue. These reserves and allowances include amounts for product returns (based primarily on an analysis of historical return patterns), distribution fees, prompt payment discounts, and GPO fees and other discounts and fees.
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
Refer to Note 4, Collaborative Agreements, for further discussion on our collaborative arrangements.
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
Clinical Trial Expenses
We make payments in connection with our clinical trials under contracts with contract research organizations that support conducting and managing clinical trials. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee, unit price or on a time and materials basis. A portion of our obligation to make payments under these contracts depends on factors such as the successful enrollment or treatment of patients or the completion of other clinical trial milestones.
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
Net Loss Per Share
Basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Outstanding stock options, unvested RSAs, unvested RSUs and unvested PRSUs are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. Because of our net loss, outstanding common stock equivalents totaling approximately 16.4 million and 13.0 million were excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2017 and 2016, respectively, because their effect was anti-dilutive.
Segment Information
We operate our business in one segment, which includes all activities related to the research, development and commercialization of our proprietary enzymes. This segment also includes revenues and expenses related to (i) research and development and bulk rHuPH20 manufacturing activities conducted under our collaborative agreements with third parties and (ii) product sales of Hylenex recombinant. The chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment. Our long-lived assets located in foreign countries had minimal book value as of March 31, 2017 and December 31, 2016.

Adoption and Pending Adoption of Recent Accounting Pronouncements
The following table provides a brief description of recently issued accounting standards, those adopted in the current period and those not yet adopted:

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
		January 1, 2017.	The adoption did not have a material impact on our condensed consolidated financial position or results of operations.

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
January 1, 2018. We have elected to early adopt as of January1, 2017.
Cash and cash equivalents at the beginning-of-period and end-of-period total amounts in the Condensed Consolidated Statements of Cash Flows have been adjusted to include $0.5 million of restricted cash for each of the periods presented.

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

January 1, 2018. Early adoption is permitted.
We plan to implement the new guidance on January 1, 2018. We currently plan to adopt using the modified retrospective approach; however, a final decision regarding the adoption method has not been finalized at this time. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures. However, we anticipate an impact to the timing of recognition of payments related to certain of our license and collaboration agreements (1) and the timing of recognition of our sales-based royalties.(2) We anticipate that this standard will have a material impact on our consolidated financial statements. Additional areas of impact may be identified as we continue our evaluation. We cannot reasonably estimate additional quantitative information related to the impact of the new standard on our consolidated financial statements at this time.

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

_______________

(1)
Under the new standard, we are required to assess whether licenses granted under our collaboration and license agreements are distinct from other performance obligations and functional when granted. We expect that license-related amounts, including upfront payments, exclusive designation fees, annual license maintenance fees and sales-based milestones will be recognized, generally, when earned. Currently, these amounts related to certain of our license and collaboration agreements are being amortized over the term of the collaboration agreement. For example, during the year ended December 31, 2016, we recognized revenue from amortization of license payments of $4.1 million, and total deferred revenue related to license payments under collaboration agreements as of December 31, 2016 was $43.9 million. While we have not completed our evaluation at this time, we anticipate a potential reduction or elimination of our associated deferred revenue balances upon adoption of Topic 606.

(2)
Under the new standard, we expect sales-based royalties will be recognized in the quarter they are earned based on estimates, with true-up to actual results following in the subsequent quarter. Sales-based royalty revenue earned under our collaboration and license agreements is presently recognized when the royalty reports are made available. Upon adoption of Topic 606, we will evaluate and reduce our accumulated deficit and increase our accounts receivable, net, by the amount earned but not yet reported in our consolidated balance sheet at the time of adoption. We are establishing a process to estimate sales-based royalty revenues in the quarter in which the sales occur.

3. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$33,158	$—	$(18)	$33,140
U.S. Treasury securities	70,002	1	(29)	69,974
Commercial paper	30,683	—	—	30,683
	$133,843	$1	$(47)	$133,797

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$40,221	$1	$(15)	$40,207
U.S. Treasury securities	94,002	24	(16)	94,010
Commercial paper	$4,000	$—	$—	$4,000
	$138,223	$25	$(31)	$138,217
As of March 31, 2017, $124.8 million of our available-for-sale marketable securities were scheduled to mature within the next 12 months. As of March 31, 2017, eight available-for-sale marketable securities were in a gross unrealized loss position, all of which had been in such position for less than 12 months. Based on our review of these marketable securities, we believe we had no other-than-temporary impairments on these securities as of March 31, 2017 because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
The following table summarizes, by major security type, our cash equivalents and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2017			December 31, 2016
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$34,814	$—	$34,814	$60,916	$—	$60,916
Commercial paper		4,000	4,000	—	—	—

Available-for-sale marketable securities:
Corporate debt securities	—	33,140	33,140	—	40,207	40,207
U.S. Treasury securities	69,974	—	69,974	94,010	—	94,010
Commercial paper	—	30,683	30,683	—	4,000	4,000
	$104,788	$67,823	$172,611	$154,926	$44,207	$199,133
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2017. We have no instruments that were classified within Level 3 as of March 31, 2017 and December 31, 2016.

4. Collaborative Agreements
Roche Collaboration
In December 2006, we and Roche entered into a collaboration and license agreement, under which Roche obtained a worldwide license to develop and commercialize product combinations of rHuPH20 and up to thirteen Roche target compounds (the “Roche Collaboration”). Roche initially had the exclusive right to apply rHuPH20 to three pre-defined Roche biologic targets with the option to develop and commercialize rHuPH20 with ten additional targets. Roche had the right to exercise this option to identify additional targets for ten years. As of the ten year anniversary in December 2016, Roche had elected a total of eight targets, two of which are exclusive.
In August 2013, Roche received European marketing approval for its collaboration product, Herceptin SC, for the treatment of patients with HER2-positive breast cancer and launched Herceptin SC in the European Union (“EU”) in September 2013. In March 2014, Roche received European marketing approval for its collaboration product, MabThera SC, for the treatment of patients with common forms of non-Hodgkin lymphoma (“NHL”). In June 2014, Roche launched MabThera SC in the EU. In May 2016, Roche announced that the EMA approved Mabthera SC to treat patients with chronic lymphocytic leukemia (“CLL”). In November 2016, the FDA accepted Genentech’s (a member of the Roche Group) Biologics License Application (“BLA”) for a subcutaneous formulation of rituximab for CLL and NHL. This is a co-formulation with rHuPH20, which is approved and marketed under the MabThera SC brand in countries outside the U.S. In March 2017, an Oncologic Drug Advisory Committee of the FDA voted 11 to 0 that the benefit/risk of rituximab SC was favorable for patients in the proposed indications in CLL and two types of NHL, follicular lymphoma and diffuse large B-cell lymphoma. The FDA action date is June 26, 2017.
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

As of March 31, 2017
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

For each of the three months ended March 31, 2017 and 2016, we recognized $0.8 million of Roche deferred revenues, excluding reimbursements for providing research and development services and supplying bulk rHuPH20, as revenues under collaborative agreements. Total Roche deferred revenues, excluding deferred revenues related to reimbursements for providing research and development services and supplying bulk rHuPH20, were $34.9 million and $35.7 million as of March 31, 2017 and December 31, 2016, respectively.
Baxalta Collaboration
In September 2007, we and Baxalta entered into a collaboration and license agreement, under which Baxalta obtained a worldwide, exclusive license to develop and commercialize HYQVIA, a combination of Baxalta’s current product GAMMAGARD LIQUID™ and our patented rHuPH20 enzyme (the “Baxalta Collaboration”). In 2013, the European Commission granted Baxalta marketing authorization in all EU Member States for the use of HYQVIA (solution for subcutaneous use), a combination of GAMMAGARD LIQUID and rHuPH20 in dual vial units, as replacement therapy for adult patients with primary and secondary immunodeficiencies, and Baxalta launched HYQVIA in the EU. In 2014, Baxalta launched HYQVIA in the U.S following the FDA’s approval of HYQVIA for treatment of adult patients with primary immunodeficiency. In May 2016, Baxalta announced that HYQVIA received a marketing authorization from the European Commission for a pediatric indication, which is being launched in Europe to treat primary and certain secondary immunodeficiencies.
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

As of March 31, 2017
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
For each of the three months ended March 31, 2017 and 2016, we recognized $0.2 million of Baxalta deferred revenues, excluding reimbursements for providing research and development services and supplying bulk rHuPH20, as revenues under collaborative agreements. Total Baxalta deferred revenues, excluding reimbursements for providing research and development services and supplying bulk rHuPH20, were $8.0 million and $8.2 million as of March 31, 2017 and December 31, 2016, respectively.

Other Collaborations
In December 2015, we and Lilly entered into a collaboration and license agreement, under which Lilly has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Lilly proprietary biologics directed at up to five targets (the “Lilly Collaboration”). Targets, once selected, will be on an exclusive, global basis, with the exception of one semi-exclusive target. As of March 31, 2017, Lilly has elected two specified exclusive targets and one specified semi-exclusive target. Lilly has the right to elect up to two additional targets for additional fees. The upfront license payment may be followed by event-based payments subject to Lilly’s achievement of specified development, regulatory and sales-based milestones. In addition, Lilly will pay royalties to us if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the Lilly Collaboration continues in effect until the later of: (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Lilly Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. In the event such valid claims expire, the royalty rate is reduced for the remaining royalty term. Lilly may terminate the agreement prior to expiration for any reason in its entirety upon 60 days prior written notice to us. Upon any such termination, the license granted to Lilly (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
In June 2015, we and AbbVie entered into a collaboration and license agreement, under which AbbVie has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with AbbVie proprietary biologics directed at up to nine targets (the “AbbVie Collaboration”). Targets, once selected, will be on an exclusive, global basis. As of March 31, 2017, AbbVie has elected one specified exclusive target, and subsequently returned the target. AbbVie has the right to elect up to nine additional targets for additional fees. The upfront license payment may be followed by event-based payments subject to AbbVie’s achievement of specified development, regulatory and sales-based milestones. In addition, AbbVie will pay tiered royalties to us if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the AbbVie Collaboration continues in effect until the later of: (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the AbbVie Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. In the event such valid claims expire, the royalty rate is reduced for the remaining royalty term. AbbVie may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 90 days prior written notice to us. Upon any such termination, the license granted to AbbVie (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
In December 2014, we and Janssen entered into a collaboration and license agreement, under which Janssen has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Janssen proprietary biologics directed at up to five targets (the “Janssen Collaboration”). Targets, once selected, will be on an exclusive, global basis. As of March 31, 2017, Janssen has elected one specified exclusive target. Janssen has the right to elect four additional targets in the future upon payment of additional fees. In addition, Janssen will pay royalties to us if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the Janssen Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Janssen Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. In the event such valid claims expire, the royalty rate is reduced for the remaining royalty term. Janssen may terminate the agreement prior to expiration for any reason in its entirety or on a product-by-product basis upon 90 days prior written notice to us. Upon any such termination, the license granted to Janssen (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Pfizer proprietary biologics directed at up to six targets (the “Pfizer Collaboration”). Targets may be selected on an exclusive or non-exclusive basis. As of March 31, 2017, Pfizer has elected five specified exclusive targets. In December 2016, Pfizer returned one of its elected targets. Pfizer has the right to elect two additional targets in the future upon payment of additional fees. In addition, Pfizer will pay royalties to us if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the Pfizer Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Pfizer Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. Royalties are subject to adjustment as set forth in the agreement. Pfizer may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 30 days prior written notice to us. Upon any such termination, the license granted to Pfizer (in total or with respect to the terminated target, as applicable) will terminate, provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
Payments received from other collaborators for upfront license fees, license fees for the election of additional targets, maintenance fees and event-based payments since inception of the collaboration agreements are as follows (in thousands):

As of March 31, 2017
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
The amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (non-contingent amount). As such, we excluded from the allocable arrangement consideration the event-based payments, milestone payments, annual exclusivity fees and royalties regardless of the probability of receipt. Based on the results of our analysis, we allocated the $12.5 million license fees from Pfizer, the $15.3 million license fee from Janssen, the $23.0 million upfront license fee from AbbVie and the $33.0 million license fees from Lilly to the license fee deliverable under each of the arrangements. We determined that the upfront payments were earned upon the granting of the worldwide, exclusive right to our technology to the collaborators in these arrangements. As a result, we recognized the $12.5 million license fees under the Pfizer Collaboration, the $15.3 million license fee under the Janssen Collaboration, the $23.0 million upfront license fee under the AbbVie Collaboration, and the $33.0 million license fees under the Lilly Collaboration as revenues under collaborative agreements in the period when such license fees were earned. We recognized no revenue for the three months ended March 31, 2017 and $6.0 million for the three months ended March 31, 2016 related to event-based payments or milestone payments under these collaborations.
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
5. Certain Balance Sheet Items
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Accounts receivable from product sales to collaborators	$8,023	$7,854
Accounts receivable from other product sales	2,090	2,234
Accounts receivable from revenues under collaborative agreements	2,921	6,151
Subtotal	13,034	16,239
Allowance for distribution fees and discounts	(582)	(559)
Total accounts receivable, net	$12,452	$15,680
Inventories consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$868	$761
Work-in-process	12,885	12,850
Finished goods	537	1,012
Total inventories	$14,290	$14,623

Prepaid expenses and other assets consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Prepaid manufacturing expenses	$6,327	$9,663
Prepaid research and development expenses	8,345	8,613
Other prepaid expenses	1,525	1,661
Other assets	602	1,530
Total prepaid expenses and other assets	16,799	21,467
Less long-term portion	172	219
Total prepaid expenses and other assets, current	$16,627	$21,248
Prepaid manufacturing expenses include slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory once the manufacturing process has commenced.
Property and equipment, net consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Research equipment	$10,483	$10,479
Computer and office equipment	3,395	3,373
Leasehold improvements	2,345	2,331
Subtotal	16,223	16,183
Accumulated depreciation and amortization	(12,482)	(11,919)
Property and equipment, net	$3,741	$4,264
Depreciation and amortization expense totaled $0.6 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively.
Accrued expenses consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued outsourced research and development expenses	$11,970	$9,522
Accrued compensation and payroll taxes	5,045	11,539
Accrued outsourced manufacturing expenses	3,670	3,225
Other accrued expenses	4,276	4,552
Total accrued expenses	24,961	28,838
Less long-term portion	26	17
Total accrued expenses, current	$24,935	$28,821

Deferred revenue consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Collaborative agreements
License fees and event-based payments:
Roche	$34,877	$35,709
Other	8,018	8,209
	42,895	43,918
Reimbursement for research and development services	—	700
Total deferred revenue	42,895	44,618
Less current portion	4,093	4,793
Deferred revenue, net of current portion	$38,802	$39,825
6. Long-Term Debt, Net
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty LLC (“Halozyme Royalty”), we received a $150 million loan (the “Royalty-backed Loan”) pursuant to a credit agreement (the “Credit Agreement”) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the “Royalty-backed Lenders”). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (“Collaboration Agreements”). The royalty payments from the Collaboration Agreements will be used to repay the principal and interest on the loan (the “Royalty Payments”).  The Royalty-backed Loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. The interest rate as of March 31, 2017 was 9.9%.
The Credit Agreement provides that none of the Royalty Payments were required to be applied to the Royalty-backed Loan prior to January 1, 2017, 50% of the Royalty Payments are required to be applied to the Royalty-backed Loan between January 1, 2017 and January 1, 2018 and thereafter all Royalty Payments must be applied to the Royalty-backed Loan. However, the amounts available to repay the Royalty-backed Loan are subject to caps of $13.75 million per quarter in 2017, $18.75 million per quarter in 2018, $21.25 million per quarter in 2019 and $22.5 million per quarter in 2020 and thereafter. Amounts available to repay the Royalty-backed Loan will be applied first to pay interest and second to repay principal on the Royalty-backed Loan. Any accrued interest that is not paid on any applicable quarterly payment date, as defined, will be capitalized and added to the principal balance of the Royalty-backed Loan on such date. Halozyme Royalty will be entitled to receive and distribute to Halozyme any Royalty Payments that are not required to be applied to the Royalty-backed Loan or which are in excess of the foregoing caps.
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
As of March 31, 2017, we were in compliance with all covenants under the Royalty-backed Loan and there was no material adverse change in our business, operations or financial condition.

During the three months ended March 31, 2016, accrued interest in the amount of $1.9 million was capitalized and added to the principal balance of the Royalty-backed Loan. We began making principal and interest payments against the Royalty-backed Loan in the first quarter of 2017 and therefore had no capitalized interest in the three months ended March 31, 2017. In addition, we recorded accrued interest, which is included in accrued expenses, of $0.7 million as of March 31, 2017 and December 31, 2016.
In connection with the Royalty-backed Loan, we paid the Royalty-backed Lenders a fee of $1.5 million and incurred additional debt issuance costs totaling $0.4 million, which includes expenses that we paid on behalf of the Royalty-backed Lenders and expenses incurred directly by us. Debt issuance costs and the lender fee have been netted against the debt as of March 31, 2017, and are being amortized over the estimated term of the debt using the effective interest method. For the three months ended March 31, 2017 and 2016, the Company recognized interest expense, including amortization of the debt discount, related to the Royalty-backed Loan of $4.0 million and $2.6 million, respectively. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short- and long-term classification of these costs, as well as the period over which these costs will be amortized. The outstanding balance of the Royalty-backed Loan as of March 31, 2017 was $158.9 million, inclusive of payment-in-kind interest expense of $10.2 million and net of unamortized debt discount of $1.3 million.
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
In January 2015, we entered into the second amendment to the Original Loan Agreement with the Lenders, amending and restating the term loan repayment schedules of the Original Loan Agreement. The amended and restated term loan repayment schedule provided for interest only payments through January 2016, followed by consecutive equal monthly payments of principal and interest in arrears starting in February 2016 and continuing through the previously established maturity date of January 1, 2018. Consistent with the original loan, the amended Original Loan Agreement provided for a 7.55% interest rate on the term loan and a final payment equal to 8.5% of the original principal amount, or $4.25 million, which was due when the term loan became due or upon the prepayment of the facility.
In June 2016, we entered into a Loan and Security Agreement (the “Loan Agreement”) with the Lenders, providing a senior secured loan facility of up to an aggregate principal amount of $70.0 million, comprising a $55.0 million draw in June 2016 and an additional $15.0 million tranche, which we have the option to draw during the second quarter of 2017. The initial proceeds carry an interest rate of 8.25% and were partially used to pay the outstanding principal and final payment of $4.25 million owed on the previous loan agreement with the Lenders. The remaining proceeds, including any drawdown of the additional $15.0 million, are to be used for working capital and general business requirements. The remaining $15.0 million tranche is subject to an annual interest rate equal to the prime rate as reported in The Wall Street Journal on the draw-down date plus 4.75%. The repayment schedule provides for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of January 1, 2021. The Loan Agreement provides for a final payment equal to 5.50% of the initial $55.0 million principal amount and, if we exercise our option to draw an additional $15.0 million in 2017, 7.25% of the principal amount of the second draw. The final payment is due when the Loan Agreement becomes due or upon the prepayment of the facility. We have the option to prepay the outstanding balance of the Loan Agreement in full, subject to a prepayment fee of 2% in the first year and 1% in the second year of the Loan Agreement.
In connection with the Loan Agreement, the debt offering costs have been recorded as a debt discount in our condensed consolidated balance sheets which, together with the final payment and fixed interest rate payments, are being amortized and recorded as interest expense throughout the life of the loan using the effective interest rate method.

The Loan Agreement is secured by substantially all of the assets of the Company and our subsidiary, Halozyme, Inc., except that the collateral does not include any equity interests in Halozyme, Inc., any of our intellectual property (including all licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The Loan Agreement contains customary representations, warranties and covenants by us, which covenants limit our ability to convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses currently engaged in by us or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; make payments on any subordinated debt; enter into transactions with any of our affiliates outside of the ordinary course of business or permit our subsidiaries to do the same; and make any voluntary prepayment of or modify certain terms of the Royalty-backed Loan. In addition, subject to certain exceptions, we are required to maintain with SVB our primary deposit accounts, securities accounts and commodities, and to do the same for our subsidiary, Halozyme, Inc.
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
 As of March 31, 2017, we were in compliance with all covenants under the Loan Agreement and there was no material adverse change in our business, operations or financial condition.
Interest expense, including amortization of the debt discount, related to the Loan Agreement totaled $1.4 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively. Accrued interest, which is included in accrued expenses, was $0.4 million and $1.1 million as of March 31, 2017 and December 31, 2016, respectively. The outstanding term loan balance was $55.1 million as of March 31, 2017, inclusive of $0.1 million of accretion of the final payment and net of unamortized debt discount of $2.9 million.
7. Share-based Compensation
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$3,274	$2,584
Selling, general and administrative	4,041	3,233
Share-based compensation expense	$7,315	$5,817
Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options	$4,749	$3,708
RSAs, RSUs and PRSUs	2,566	2,109
	$7,315	$5,817

We granted stock options to purchase approximately 2.2 million and 2.8 million shares of common stock during the three months ended March 31, 2017 and 2016, respectively. The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes model”). Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments. The assumptions used in the Black-Scholes model were as follows:

	Three Months Ended March 31,
	2017	2016
Expected volatility	71.0-71.7%	67.5-69.1%
Average expected term (in years)	5.6	5.4
Risk-free interest rate	1.92-1.94%	1.27-1.73%
Expected dividend yield	—	—
Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	March 31, 2017
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$53,470	2.9
RSAs	$7,281	2.1
RSUs	$22,742	3.3
8. Stockholders’ Deficit
During the three months ended March 31, 2017 and 2016, we issued an aggregate of 74,522 and 156,185 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $7.78 and $6.22 per share, respectively, for net proceeds of approximately $0.6 million and $1.0 million, respectively. For the three months ended March 31, 2017 and 2016, we issued 252,305 and 106,389 shares of common stock, respectively, upon vesting of certain RSUs for which the RSU holders surrendered 79,499 and 70,288 RSUs, respectively, to pay for minimum withholding taxes totaling approximately $1.7 million and $0.7 million, respectively. In addition, we issued zero and 807,036 shares of common stock in connection with the grants of RSAs during the three months ended March 31, 2017 and 2016, respectively. Stock options and unvested restricted units totaling approximately 15.5 million shares and 12.5 million shares of our common stock were outstanding as of March 31, 2017 and December 31, 2016, respectively.

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
As used in this report, unless the context suggests otherwise, references to “Halozyme,” “the Company,” “we,” “our,” “ours,” and “us” refer to Halozyme Therapeutics, Inc., its wholly owned subsidiary, Halozyme, Inc. and Halozyme Inc.’s wholly owned subsidiaries, Halozyme Holdings Ltd., Halozyme Royalty LLC and Halozyme Switzerland GmbH. References to “Notes” refer to the Notes to Condensed Consolidated Financial Statements included herein (refer to Item 1 of Part I).
The following information should be read in conjunction with the interim unaudited condensed consolidated financial statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2016, included in our Annual Report on Form 10-K for the year ended December 31, 2016. Past financial or operating performance is not necessarily a reliable indicator of future performance, and our historical performance should not be used to anticipate results or future period trends.
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
The majority of our approved product and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. Our proprietary development pipeline consists primarily of pre-clinical and clinical stage product candidates in oncology. Our lead oncology program is PEGPH20 (PEGylated recombinant human hyaluronidase), a molecular entity we are developing in combination with currently approved cancer therapies as a candidate for the systemic treatment of tumors that accumulate HA. We have demonstrated that when HA accumulates in a tumor, it can cause higher pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. Through our efforts and efforts of our partners and collaborators, we are currently in Phase 3 clinical testing for PEGPH20 with ABRAXANE® (nab-paclitaxel) and gemcitabine in stage IV pancreatic ductal adenocarcinoma (PDA) (Study 109-301), in Phase 1b clinical testing for PEGPH20 with KEYTRUDA® (pembrolizumab) in non-small cell lung cancer and gastric cancer (Study 107-101) and in Phase 1b/2 clinical testing for PEGPH20 with HALAVEN® (eribulin) in patients treated with up to two lines of prior therapy for HER2-negative metastatic breast cancer.
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
Our first quarter of 2017 and recent highlights include:

•
As announced in March 2017, SWOG, an independent network of researchers that design and conduct cancer clinical trials, stopped enrollment in a Phase 1b/2 trial evaluating PEGPH20 plus modified FOLFIRINOX chemotherapy versus modified FOLFIRINOX alone in patients with previously untreated metastatic pancreas cancer. PEGPH20 is a targeted investigational therapy for patients with high levels of HA. The SWOG study, which was initiated in October 2013, was enrolling patients irrespective of HA levels, referred to as an all-comer population. During a planned early futility analysis, SWOG’s independent Data Monitoring Committee found, based on preliminary data, that the addition of PEGPH20 given every two weeks to modified FOLFIRINOX in this all-comer population would be unlikely to demonstrate a statistically significant improvement in the primary endpoint of overall survival. SWOG further reported that a higher rate of death was observed in the PEGPH20 arm versus modified FOLFIRINOX alone. SWOG has stopped the study and continues its ongoing effort to collect and clean outstanding data. Upon completion, we will work with SWOG to analyze and evaluate the dataset. Our PEGPH20 studies and clinical collaborations in combination with agents other than modified FOLFIRINOX continue unchanged.

•
In April 2017, we presented at the annual meeting of the American Association of Cancer Research (AACR) that, in preclinical models, PEGPH20 increases the number of cancer-fighting white blood cells accumulating in the tumor and the effectiveness of immunotherapies, which builds upon prior preclinical findings and continues to support the potential benefits of remodeling the tumor microenvironment.

•
In March 2017, an Oncologic Drug Advisory Committee of the FDA voted 11 to 0 that the benefit/risk of rituximab SC was favorable for patients in the proposed indications in follicular lymphoma, diffuse large B-cell lymphoma and chronic lymphocytic leukemia. The FDA action date is June 26, 2017. Efficacy, safety, pharmacokinetic and patient-reported outcome data from five clinical studies presented by Genentech, a member of the Roche Group, at the advisory committee meeting supported the rituximab SC application. This is a co-formulation with rHuPH20, which is approved and marketed under the MabThera SC brand in countries outside the U.S.

•
In January 2017, we announced topline results from the combined analysis of Stage 1 and Stage 2, and Stage 2 alone, of the Study 109-202, based on a December 2016 data cutoff. Among the findings, the overall study population showed a statistically significant increase in progression-free survival (PFS) in the 84 total HA-High patients treated with PEGPH20 plus ABRAXANE and gemcitabine when compared to HA-High patients receiving ABRAXANE and gemcitabine alone. Stage 2 of the study, which completed enrollment in February 2016, showed a 91 percent improvement in median PFS for HA-High patients in the PEGPH20 arm, 8.6 months compared to 4.5 months in the control arm, and achieved its primary endpoint to evaluate and demonstrate a reduction in the rate of TE events in the PEGPH20 arm.

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
In March 2016, we dosed the first patient in Study 109-301, a Phase 3 multicenter randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV PDA. The study will evaluate the effects on PFS and OS of PEGPH20 with gemcitabine and ABRAXANE compared with gemcitabine and ABRAXANE alone in stage IV PDA patients. As of March 2017, approximately 200 sites in 22 countries located in North America, Europe, South America and Asia Pacific have been initiated to participate in the HALO 301 study. Our Data Safety Monitoring Committee recently met to review ongoing safety data from the trial and informed us the study should proceed as planned.
SWOG Study S1313:
In October 2013, SWOG, a cancer research cooperative group of more than 4,000 researchers in over 500 institutions around the world, initiated a 144 patient Phase 1b/2 randomized clinical trial in some of their study centers, examining PEGPH20 in combination with modified FOLFIRINOX chemotherapy compared to modified FOLFIRINOX treatment alone in patients with stage IV PDA (funded by the National Cancer Institute). As announced in March 2017, SWOG stopped enrollment in the Phase 1b/2 trial. While PEGPH20 is a targeted investigational therapy for patients with high levels of HA, the SWOG study was enrolling patients irrespective of HA levels, referred to as an all-comer population. During a planned early futility analysis, SWOG’s independent Data Monitoring Committee found, based on preliminary data, that the addition of PEGPH20 given every two weeks to modified FOLFIRINOX in this all-comer population would be unlikely to demonstrate a statistically significant improvement in the primary endpoint of overall survival. SWOG further reported that a higher rate of death was observed in the PEGPH20 arm versus modified FOLFIRINOX alone. SWOG has stopped the study and continues its ongoing effort to collect and clean outstanding data. Upon completion, we will work with SWOG to analyze and evaluate the dataset. Our PEGPH20 studies and clinical collaborations in combination with agents other than modified FOLFIRINOX continue unchanged.
Clinical collaboration:
In October 2016, we announced that PEGPH20 will be included in a pancreatic cancer clinical trial initiative called Precision Promise, an initiative that aims to change the current treatment approach to pancreatic cancer by offering options to patients based on the molecular profile of their tumor. This is being accomplished through the Pancreatic Cancer Action Network leading a collaboration that brings together clinicians, researchers, and drug developers. Pancreatic Cancer Action Network continues to work to finalize the trial design and protocol with expected start date now in the fourth quarter of 2017.
Other indications outside of pancreatic cancer:
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

In November 2016, we entered into an agreement with Genentech, a member of the Roche Group, to collaborate on clinical studies evaluating up to eight different tumor types, which we expect will begin in the second half of 2017. The first study will be a Phase 1b/2 open-label, multi-arm randomized global study, led by Genentech to evaluate their cancer immunotherapy Tecentriq® (atezolizumab), an anti-PD-L1 monoclonal antibody, in combination with PEGPH20 in up to six tumor types. Halozyme will supply PEGPH20 for the Genentech study, which will have an initial focus on gastrointestinal malignancies, including pancreatic and gastric cancers. The second study will be a Phase 1b open-label randomized study led by Halozyme to assess Tecentriq in combination with PEGPH20 and chemotherapy in advanced or metastatic biliary and gall bladder cancers. Genentech will supply Tecentriq for the Halozyme study.
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
Other Pipeline Assets
HTI-1511: HTI-1511 is a novel antibody-drug conjugate (ADC) targeting epidermal growth factor receptor (EGFR) to treat solid tumors, including those with drug-resistant mutations. We are in preclinical development with a lead candidate selected. In May 2017 we decided to explore potential collaboration or partnership interest in this program prior to making the additional investments in toxicity studies and manufacturing that would be required to support an investigational new drug (IND) filing.
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
In September 2013, Roche launched a subcutaneous (SC) formulation of Herceptin (trastuzumab) (Herceptin SC) in Europe for the treatment of patients with HER2-positive breast cancer. This formulation utilizes our patented ENHANZE Technology and is administered in two to five minutes, compared to 30 to 90 minutes with the standard intravenous form. Roche received European marketing approval for Herceptin SC in August 2013. Breast cancer is the most common cancer among women worldwide. HER2-positive cancer is reported to be a particularly aggressive form of breast cancer. Directed at the same target, Roche initiated a Phase 1 study of rHuPH20 with PERJETA® (pertuzumab) in patients with early breast cancer in March 2016.
In June 2014, Roche launched MabThera SC in Europe for the treatment of patients with common forms of non-Hodgkin lymphoma (NHL). This formulation utilizes our patented ENHANZE Technology and is administered in approximately five minutes compared to the approximately 1.5 to 4 hour infusion time for intravenous MabThera. The European Commission approved MabThera SC in March 2014. In May 2016, Roche announced that the EMA approved Mabthera SC to treat patients with chronic lymphocytic leukemia (CLL).
In November 2016, the FDA accepted Genentech’s (a member of the Roche Group) Biologic License Application (BLA) for a subcutaneous formulation of rituximab for CLL and NHL. This is a co-formulation with rHuPH20, which is approved and marketed under the MabThera SC brand in countries outside the U.S. In March 2017, an Oncologic Drug Advisory Committee of the FDA voted 11 to 0 that the benefit/risk of rituximab SC was favorable for patients in the proposed indications in CLL and two types of NHL, follicular lymphoma and diffuse large B-cell lymphoma. The FDA action date is June 26, 2017.
Baxalta Collaboration
In September 2007, we and Baxalta entered into a collaboration and license agreement under which Baxalta obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with GAMMAGARD LIQUID (HYQVIA) (the Baxalta Collaboration). HYQVIA is indicated for the treatment of primary immunodeficiency disorders associated with defects in the immune system.
In May 2013, the European Commission granted Baxalta marketing authorization in all EU Member States for the use of HYQVIA (solution for subcutaneous use) as replacement therapy for adult patients with primary and secondary immunodeficiencies. Baxalta launched HYQVIA in the first EU country in July 2013 and has continued to launch in additional countries.
In September 2014, HYQVIA was approved by the FDA for treatment of adult patients with primary immunodeficiency in the U.S. HYQVIA is the first subcutaneous immune globulin (IG) treatment approved for adult primary immunodeficiency patients with a dosing regimen requiring only one infusion up to once per month (every three to four weeks) and one injection site per infusion in most patients, to deliver a full therapeutic dose of IG. Prior to the approval of HYQVIA, the majority of primary immunodeficiency patients received intravenous infusions in a doctor’s office or infusion center, and other subcutaneous IG treatments require weekly or bi-weekly treatment with multiple infusion sites per treatment. The FDA’s approval of HYQVIA was a significant milestone for us as it represented the first U.S. approved BLA which utilizes our rHuPH20 platform.
In May 2016, Baxalta announced that HYQVIA received a marketing authorization from the European Commission for a pediatric indication, which is being launched in Europe to treat primary and certain secondary immunodeficiencies.
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
Janssen Collaboration
In December 2014, we and Janssen entered into a collaboration and license agreement, under which Janssen has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Janssen proprietary biologics directed to up to five targets. Targets may be selected on an exclusive basis. Janssen has elected CD38 as the first target on an exclusive basis. In November 2015, Janssen initiated dosing in a Phase 1b clinical trial evaluating subcutaneous delivery of daratumumab, directed at CD38, using ENHANZE Technology, in multiple myeloma patients. In December 2016, Janssen announced results of the trial, which supported continued development of daratumumab with rHuPH20. Janssen has said it plans to initiate a Phase 3 study of daratumumab combined with the ENHANZE technology later this year.

AbbVie Collaboration
In June 2015, we and AbbVie entered into a collaboration and license agreement, under which AbbVie has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with AbbVie proprietary biologics directed to up to nine targets. Targets may be selected on an exclusive basis. AbbVie elected one target on an exclusive basis, TNF alpha, for which it has discontinued development and returned the target.
Lilly Collaboration
In December 2015, we and Lilly entered into a collaboration and license agreement, under which Lilly has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Lilly proprietary biologics directed to up to five targets. Targets may be selected on an exclusive basis. Lilly has elected two targets on an exclusive basis and one target on a semi-exclusive basis. Lilly is progressing across multiple targets with preclinical and clinical studies this year and in 2018.
For a further discussion of the material terms of our collaboration agreements, refer to Note 4, Collaborative Agreements, to our condensed consolidated financial statements.
Results of Operations
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Product Sales, Net – Product sales, net were as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016	Change
Sales of bulk rHuPH20:
Roche	$5,268	$6,357	$(1,089)
Baxalta	2,716	2,327	389
Other	245	386	(141)
Sales of Hylenex	3,205	3,870	(665)
Total product sales, net	$11,434	$12,940	$(1,506)
Product sales, net decreased in the three months ended March 31, 2017 compared to the same period in 2016, due to a decrease in the sales of bulk rHuPH20 to Roche and a decrease in the sales of Hylenex. We expect that product sales of bulk rHuPH20 will fluctuate in future periods based on the needs of our collaborators. In 2016, we performed services for Roche to bring on-line a second contract manufacturing facility for bulk rHuPH20. Once this new facility is approved, it will become the primary source for Roche of bulk rHuPH20. As a result, we anticipate Roche will deplete their existing inventory of rHuPH20 ahead of the transition to the new facility, which will result in lower bulk product sales during 2017 and 2018. We expect that future product sales of Hylenex to be flat or experience modest growth, although there may be periods with declining revenue as we experience competition for market share.
Royalties – Royalty revenue was $14.0 million for the three months ended March 31, 2017 compared to $11.4 million for the three months ended March 31, 2016. The increase was driven by higher sales of Herceptin SC and MabThera SC by Roche and of HYQVIA by Baxalta. We recognize royalties on sales of the collaboration products by the collaborators in the quarter following the quarter in which the corresponding sales occurred. In general, we expect royalty revenue to increase in future periods reflecting expected increases in sales of collaboration products, although there may be periods with flat or declining royalty revenue as sales of products under collaborations vary.

Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016	Change
Upfront license fees, license fees for the election of additional targets, license maintenance fees and amortization of deferred upfront and other license fees and event-based payments:
Roche	$832	$832	$—
Baxalta	191	191	—
Other	—	15,500	(15,500)
	1,023	16,523	(15,500)
Reimbursements for research and development services	3,129	1,649	1,480
Total revenues under collaborative agreements	$4,152	$18,172	$(14,020)
For the three months ended March 31, 2016, we recognized $15.5 million in license and milestone revenue in connection with the Lilly, AbbVie and Pfizer collaborations. No such revenues were recognized in the three months ended March 31, 2017. Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and amortization of deferred upfront and other license fees and event-based payments vary from period to period based on our ENHANZE collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Revenue from reimbursements for research and development services increased in the three months ended March 31, 2017, compared to the same period in 2016 mainly due to an increase in services provided to Roche related to work associated with bringing on-line a second contract manufacturing facility. The validation of the new facility is scheduled to end in the second quarter of 2017 and, therefore, we expect to see a decrease in research and development service revenue from Roche going forward. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount and timing of future revenues related to reimbursable research and development services is uncertain.
Cost of Product Sales – Cost of product sales were $7.5 million for the three months ended March 31, 2017 compared to $7.8 million for the three months ended March 31, 2016. The decrease of $0.3 million in cost of product sales was mainly due to a decrease in sales of bulk rHuPH20 to Roche.
Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Three Months Ended
	March 31,
Programs	2017	2016	Change
PEGPH20	$27,737	$32,109	$(4,372)
Enhanze collaborations and rHuPH20 platform	4,748	5,242	(494)
Other	4,450	2,749	1,701
Total research and development expenses	$36,935	$40,100	$(3,165)

Research and development expenses relating to our PEGPH20 programs for the three months ended March 31, 2017 decreased by 14%, compared to the same period in 2016. The decrease is driven primarily by one-time payments made in the first quarter of 2016 related to a purchase of drug supply, a license payment and development of the Ventana companion diagnostic, none of which occured in the first quarter of 2017. These decreases were offset by an increase in clinical activity. We expect PEGPH20 program expenses to increase in future periods reflecting expected increases in our PEGPH20 development activities.
Research and development expenses relating to our Enhanze collaborations and our rHuPH20 platform for the three months ended March 31, 2017 decreased by 9%, compared to the same period in 2016, primarily due to a decrease in rHuPH20 manufactured for research and development, partially offset by an increase in manufacturing expenses related to Roche, due to work associated with bringing on-line a second contract manufacturing facility. As we plan to complete validation of the new manufacturing facility in the second quarter of 2017, we expect these expenses to decrease going forward. The rHuPH20 platform includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Research and development expenses relating to other programs for the three months ended March 31, 2017 increased by 62%, compared to the same period in 2016, related to preclinical development of HTI-1511.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses were $12.6 million for the three months ended March 31, 2017 compared to $10.8 million for the three months ended March 31, 2016. The increase of $1.8 million, or 17%, was primarily due to an increase in compensation expense from higher average headcount. We expect SG&A expenses to increase moderately in future periods as our operations expand.
Interest Expense – Interest expense was $5.4 million for the three months ended March 31, 2017 compared to $3.9 million for the three months ended March 31, 2016. The increase of $1.5 million was primarily due to recognizing a full quarter of interest expense for the three months ended March 31, 2017 on the Royalty-backed Loan we received in January 2016.
Income Tax Expense – Income tax expense of $0.2 million for the three months ended March 31, 2017 comprised U.S. federal alternative minimum tax. For the three months ended March 31, 2017, we generated taxable income in the U.S., which was partially offset by utilizing net operating losses carried forward from earlier years. No income tax expense was recognized during the three months ended March 31, 2016.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of March 31, 2017, we had cash, cash equivalents and marketable securities of $179.0 million. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements will depend on the progress and success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and commercialization activities. The amount of cash on hand will depend on the progress of various preclinical and clinical programs, the timing of our manufacturing scale-up and the achievement of various milestones and royalties under our existing collaborative agreements.
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
In February 2017, we filed an automatic shelf registration statement on Form S-3 (Registration No. 333-216315) with the SEC, which allow us, from time to time, to offer and sell equity, debt securities and warrants to purchase any of such securities, either individually or in units. We may, in the future, offer and sell equity, debt securities and warrants to purchase any of such securities, either individually or in units to raise capital to fund the continued development of our product candidates, the commercialization of our products or for other general corporate purposes.
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
Cash Flows
Operating Activities
Net cash used in operations was $22.5 million for the three months ended March 31, 2017 compared to $13.0 million for the three months ended March 31, 2016. The $9.5 million increase in utilization of cash in operations was mainly due to an increase in operating loss and a reduction in working capital for the three months ended March 31, 2017 compared to the corresponding period in the prior year.
Investing Activities
Net cash provided by investing activities was $4.3 million for the three months ended March 31, 2017 compared to net cash used in investing activities of $105.6 million for the three months ended March 31, 2016. This change was due to net proceeds from maturities of marketable securities to provide cash to be used in operations in the current period, compared to net purchases of marketable securities in the three months ended March 31, 2016, using proceeds from financing activities.
Financing Activities
Net cash used in financing activities was $3.4 million for the three months ended March 31, 2017 compared to net cash provided by financing activities of $144.4 million for the three months ended March 31, 2016, when we drew net proceeds of $148.0 million on the Royalty-backed Loan.
Long-Term Debt
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty LLC (Halozyme Royalty), we received a $150 million loan (the Royalty-backed Loan) pursuant to a credit agreement (the Credit Agreement) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the Royalty-backed Lenders). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (Collaboration Agreements). The royalty payments from the Collaboration Agreements will be used to repay the principal and interest on the loan (the Royalty Payments).  The Royalty-backed Loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. The interest rate as of March 31, 2017 was 9.90%. The outstanding balance of the Royalty-backed Loan as of March 31, 2017 was $158.9 million, inclusive of payment-in-kind interest expense of $10.2 million and net of unamortized debt discount of $1.3 million.

The Credit Agreement provides that none of the Royalty Payments were required to be applied to the Royalty-backed Loan prior to January 1, 2017, 50% of the Royalty Payments are required to be applied to the Royalty-backed Loan between January 1, 2017 and January 1, 2018 and thereafter all Royalty Payments must be applied to the Royalty-backed Loan. However, the amounts available to repay the Royalty-backed Loan are subject to caps of $13.75 million per quarter in 2017, $18.75 million per quarter in 2018, $21.25 million per quarter in 2019 and $22.5 million per quarter in 2020 and thereafter. Amounts available to repay the Royalty-backed Loan will be applied first, to pay interest and second, to repay principal on the Royalty-backed Loan. Any accrued interest that is not paid on any applicable quarterly payment date, as defined, will be capitalized and added to the principal balance of the Royalty-backed Loan on such date. Halozyme Royalty will be entitled to receive and distribute to Halozyme any Royalty Payments that are not required to be applied to the Royalty-backed Loan or which are in excess of the foregoing caps.
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
Oxford and SVB Loan and Security Agreement
In June 2016, we entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford) and Silicon Valley Bank (SVB) (collectively, the Lenders), providing a senior secured loan facility of up to an aggregate principal amount of $70 million, comprising a $55.0 million draw in June 2016 and an additional $15.0 million tranche, which we have the option to draw during the second quarter of 2017. The proceeds were partially used to pay the outstanding principal and final payment owed on a previous loan agreement with the Lenders. The remaining proceeds, including any drawdown of the additional $15.0 million available to us, are to be used for working capital and general business requirements. The remaining $15 million tranche is subject to an annual interest rate equal to the then-current prime rate as reported in The Wall Street Journal on the drawn-down date plus 4.75%. The Loan Agreement repayment schedule provides for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of January 1, 2021. The Loan Agreement provides for a final payment equal to 5.50% of the initial $55 million principal amount and, if we exercise our option to draw an additional $15 million in 2017, 7.25% of the principal amount of the second draw. The final payment is due when the Loan Agreement becomes due or upon the prepayment of the facility. We have the option to prepay the outstanding balance of the Loan Agreement in full, subject to a prepayment fee of 2% in the first year and 1% in the second year of the term loan. The outstanding term loan balance was $55.1 million as of March 31, 2017, inclusive of $0.1 million of accretion of the final payment and net of unamortized debt discount of $2.9 million.

The Loan Agreement is secured by substantially all of the assets of the Company and its subsidiary, Halozyme, Inc., except that the collateral does not include any equity interests in Halozyme, Inc. and any intellectual property (including all licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The Loan Agreement contains customary representations, warranties and covenants by us, which covenants limit our ability to convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses currently engaged in by us or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; make payments on any subordinated debt; enter into transactions with any of our affiliates outside of the ordinary course of business or permit our subsidiaries to do the same; and make any voluntary prepayment of or modify certain terms of the Royalty-backed Loan. In addition, subject to certain exceptions, we are required to maintain with SVB our primary deposit accounts, securities accounts and commodities, and to do the same for our domestic subsidiary.
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
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
 Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Please see our audited consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K), which contain our critical accounting policies and other disclosures required by U.S. GAAP. There were no material changes from those policies and disclosures included in our 2016 Form 10-K.
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
Relative to expenses incurred in our operations, we have generated only limited revenues from product sales, royalties, licensing fees, milestone payments, bulk rHuPH20 supply payments and research reimbursements to date and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, royalties, licensing fees, research reimbursements, bulk rHuPH20 supply payments and/or milestone payments, we expect to incur significant operating losses over the next few years. We have never been profitable, and we may never become profitable. Through March 31, 2017, we have incurred aggregate net losses of $618.2 million.
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
In view of our stage of development, business prospects, the nature of our capital structure and general market conditions, if we are required to raise additional capital in the future, the additional financing may not be available on favorable terms, or at all. If additional capital is not available on favorable terms when needed, we will be required to raise capital on adverse terms or significantly reduce operating expenses through the restructuring of our operations or deferral of one or more product development programs. If we raise additional capital, a substantial number of additional shares may be issued, which may negatively affect our stock price and and these additional shares will dilute the ownership interest of our current investors.
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

•
third parties, such as contract research organizations, upon whom we rely to help conduct and manage our clinical trials may not perform satisfactorily, fulfill their contractual obligations to us, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols;

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
In June 2016, we entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford) and Silicon Valley Bank (SVB) (collectively, the Lenders), providing a senior secured loan facility of up to an aggregate principal amount of $70 million, comprising a $55.0 million draw in June 2016 and an additional $15.0 million tranche, which we have the option to draw during the second quarter of 2017. The initial proceeds were partially used to pay the outstanding principal and final payment owed on our previous loan agreement with the Lenders. The remaining proceeds, including any drawdown of the additional $15.0 million, are to be used for working capital and general business requirements. The Loan Agreement is secured by substantially all of the assets of the Company and its subsidiary, Halozyme, Inc., except that the collateral does not include any equity interests in Halozyme, Inc., any intellectual property (including all licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The Loan Agreement contains customary representations, warranties and covenants by us, which covenants limit our ability to convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses currently engaged in by us or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; make payments on any subordinated debt; and enter into transactions with any of our affiliates outside of the ordinary course of business or permit our subsidiaries to do the same. In addition, subject to certain exceptions, we are required to maintain with SVB our primary deposit accounts, securities accounts and commodities, and to do the same for our domestic subsidiary. Complying with these covenants may make it more difficult for us to successfully execute our business strategy.
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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. The high and low sales prices of our common stock during the twelve months ended March 31, 2017 were $15.20 and $7.70, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

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
We are currently a “Well-Known Seasoned Issuer” and may file automatic shelf registration statements at any time with the SEC. In February 2017, we filed an automatic shelf registration statement on Form S-3 (Registration No. 333-216315) with the SEC. Sales of substantial amounts of shares of our common stock or other securities under our current or future shelf registration statements could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.
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
Additional provisions of the PPACA may negatively affect our revenues in the future. For example, the PPACA imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to U.S. government programs that we believe will impact our revenues from our products. In addition, as part of the PPACA’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program, we will also be required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries under this prescription drug program. Recently, Congress and the new administration have proposed and taken various steps to revise, repeal or delay implementation of, various aspects of the Heathcare Reform Act. We expect that the PPACA, as it may be amended, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase our product sales or successfully commercialize our product candidates and could limit or eliminate our future spending on development projects.
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
There have been no material changes in our market risks during the quarter ended March 31, 2017.
As of March 31, 2017, our cash equivalents and marketable securities consisted of investments in money market funds, U.S. Treasury securities, corporate debt obligations and commercial paper. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. Based on our current investment portfolio as of March 31, 2017, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

3.1	Composite Certificate of Incorporation (1)

3.2	Bylaws, as amended (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2013 (File No. 001-32335).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 19, 2016 (File No. 001-32335).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	May 9, 2017	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 9, 2017	/s/ Laurie D. Stelzer
Laurie D. Stelzer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)