Form 10-Q
period 2017-06-30
HALOZYME THERAPEUTICS INC
filed 2017-08-08
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 141,915,310 as of August 1, 2017.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$114,745	$66,764
Marketable securities, available-for-sale	182,788	138,217
Accounts receivable, net	14,473	15,680
Inventories	15,172	14,623
Prepaid expenses and other assets	13,656	21,248
Total current assets	340,834	256,532
Property and equipment, net	3,330	4,264
Prepaid expenses and other assets	122	219
Restricted cash	500	500
Total assets	$344,786	$261,515

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,650	$3,578
Accrued expenses	26,934	28,821
Deferred revenue, current portion	4,516	4,793
Current portion of long-term debt, net	45,515	17,393
Total current liabilities	82,615	54,585
Deferred revenue, net of current portion	37,779	39,825
Long-term debt, net	165,517	199,228
Other long-term liabilities	710	358
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 200,000 shares authorized; 141,908 and 129,502 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	142	130
Additional paid-in capital	707,086	552,737
Accumulated other comprehensive loss	(61)	(6)
Accumulated deficit	(649,002)	(585,342)
Total stockholders’ equity (deficit)	58,165	(32,481)
Total liabilities and stockholders’ equity (deficit)	$344,786	$261,515
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Product sales, net	$12,780	$13,699	$24,214	$26,639
Royalties	14,738	12,272	28,720	23,659
Revenues under collaborative agreements	6,232	7,365	10,384	25,537
Total revenues	33,750	33,336	63,318	75,835
Operating expenses:
Cost of product sales	7,788	8,308	15,332	16,070
Research and development	38,339	35,530	75,274	75,630
Selling, general and administrative	13,101	11,221	25,716	22,027
Total operating expenses	59,228	55,059	116,322	113,727
Operating loss	(25,478)	(21,723)	(53,004)	(37,892)
Other income (expense):
Investment and other income, net	435	397	722	626
Interest expense	(5,540)	(5,249)	(10,988)	(9,125)
Net loss before income taxes	(30,583)	(26,575)	(63,270)	(46,391)
Income tax expense	180	300	390	300
Net loss	$(30,763)	$(26,875)	$(63,660)	$(46,691)

Net loss per share:
Basic and diluted	$(0.23)	$(0.21)	$(0.48)	$(0.37)

Shares used in computing net loss per share:
Basic and diluted	134,013	127,958	131,300	127,787
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(30,763)	$(26,875)	$(63,660)	$(46,691)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(24)	128	(64)	315
Foreign currency translation adjustment	(3)	—	(7)	—
Unrealized gain on foreign currency	15	—	16	—
Total comprehensive loss	$(30,775)	$(26,747)	$(63,715)	$(46,376)
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,

	2017	2016
Operating activities:
Net loss	$(63,660)	$(46,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	15,506	12,188
Depreciation and amortization	1,172	1,112
Non-cash interest expense	856	1,843
Payment-in-kind interest expense on long-term debt	—	5,478
Amortization of premiums on marketable securities, net	62	397
Loss on disposal of equipment	44	—
Recognition of deferred revenue	(2,323)	(3,254)
Recognition of deferred rent	(69)	(167)
Other	7	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,207	9,183
Inventories	(549)	(1,266)
Prepaid expenses and other assets	7,689	120
Accounts payable and accrued expenses	603	(4,811)
Net cash used in operating activities	(39,455)	(25,868)
Investing activities:
Purchases of marketable securities	(161,892)	(138,399)
Proceeds from maturities of marketable securities	117,194	34,608
Purchases of property and equipment	(329)	(2,266)
Net cash used in investing activities	(45,027)	(106,057)
Financing activities:
Proceeds from issuance of common stock, net	134,873	—
Proceeds from issuance of long-term debt, net	—	203,005
Repayment of long-term debt	(6,393)	(54,250)
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	3,983	1,111
Net cash provided by financing activities	132,463	149,866
Net increase in cash, cash equivalents and restricted cash	47,981	17,941
Cash, cash equivalents and restricted cash at beginning of period	67,264	43,792
Cash, cash equivalents and restricted cash at end of period	$115,245	$61,733
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
We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Baxalta US Inc. and Baxalta GmbH (Baxalta Incorporated was acquired by Shire plc in June 2016) (“Baxalta”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), and Eli Lilly and Company (“Lilly”). We receive royalties from two of these collaborations, including royalties from sales of one product from the Baxalta collaboration and two products from the Roche collaboration. Future potential revenues from the sales and/or royalties of our approved products, product candidates, and ENHANZE collaborations will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
Our proprietary development pipeline consists primarily of pre-clinical and clinical stage product candidates in oncology. Our lead oncology program is PEGPH20 (PEGylated recombinant human hyaluronidase), a molecular entity we are developing in combination with currently approved cancer therapies as a candidate for the systemic treatment of tumors that accumulate HA. We have demonstrated that when HA accumulates in a tumor, it can cause higher pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. PEGPH20 has been demonstrated in animal models to work by temporarily degrading HA surrounding cancer cells resulting in reduced pressure and increased blood flow to the tumor thereby enabling increased amounts of anticancer treatments administered concomitantly gaining access to the tumor. Through our efforts and efforts of our partners and collaborators, we are currently in Phase 3 clinical testing for PEGPH20 with ABRAXANE® (nab-paclitaxel) and gemcitabine in stage IV pancreatic ductal adenocarcinoma (“PDA”) (Study 109-301), in Phase 1b clinical testing for PEGPH20 with KEYTRUDA® (pembrolizumab) in non-small cell lung cancer and gastric cancer (Study 107-101), in Phase 1b/2 clinical testing for PEGPH20 with HALAVEN® (eribulin) in patients treated with up to two lines of prior therapy for

HER2-negative metastatic breast cancer and in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq® (atezolizumab) in patients with previously treated metastatic PDA.
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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within ninety days or less from the date of purchase. As of June 30, 2017, our cash equivalents consisted of money market funds, commercial paper, corporate debt securities and agency securities.
Marketable securities are investments with original maturities of more than ninety days from the date of purchase that are specifically identified to fund current operations. Marketable securities are considered available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date which reflects management’s intention to use the proceeds from the sale of these investments to fund our operations, as necessary. Such available-for-sale investments are carried at fair value with unrealized gains and losses recorded in other comprehensive gain (loss) and included as a separate component of stockholders’ equity (deficit). The cost of marketable securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in investment and other income, net in the condensed consolidated statements of operations. We use the specific identification method for calculating realized gains and losses on marketable securities sold. Realized gains and losses and declines in value judged to be other-than-temporary on marketable securities, if any, are included in investment and other income, net in the condensed consolidated statements of operations.

Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At June 30, 2017 and December 31, 2016, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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
As of June 30, 2017 and December 31, 2016, inventories consisted of $2.7 million and $2.3 million, respectively, of Hylenex recombinant inventory, net, and $12.5 million and $12.3 million, respectively, of bulk rHuPH20 for use in the manufacture of Baxalta’s and Roche’s collaboration products.

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
Net Loss Per Share
Basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Outstanding stock options, unvested RSAs, unvested RSUs and unvested PRSUs are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. Because of our net loss, outstanding common stock equivalents totaling approximately 15.6 million and 13.2 million were excluded from the calculation of diluted net loss per common share for both the three and six months ended June 30, 2017 and 2016, respectively, because their effect was anti-dilutive.
Segment Information
We operate our business in one segment, which includes all activities related to the research, development and commercialization of our proprietary enzymes. This segment also includes revenues and expenses related to (i) research and development and bulk rHuPH20 manufacturing activities conducted under our collaborative agreements with third parties and (ii) product sales of Hylenex recombinant. The chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment. Our long-lived assets located in foreign countries had minimal book value as of June 30, 2017 and December 31, 2016.

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
		January 1, 2018.	We currently do not hold equity securities, and we are evaluating the effect the updated standard will have on our consolidated financial statements and related disclosures.

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). In March, April, May and December 2016, the FASB issued additional guidance related to Topic 606.
The new standard will supersede nearly all existing revenue recognition guidance. Under Topic 606, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods or services. Topic 606 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates, and also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. The new standard also defines accounting for certain costs related to origination and fulfillment of contracts with customers, including whether such costs should be capitalized. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach where the new standard is applied in the financial statements starting with the year of adoption. Under both approaches, cumulative impact of the adoption is reflected as an adjustment to retained earnings (accumulated equity (deficit)) as of the earliest date presented in accordance with the new standard.

January 1, 2018. Early adoption is permitted.
We plan to implement the new guidance on January 1, 2018 using the modified retrospective approach. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures. We anticipate an impact to the timing of recognition of payments related to certain of our license and collaboration agreements (1) and the timing of recognition of our sales-based royalties.(2) We anticipate that this standard will have a material impact on our consolidated financial statements. Additional areas of impact may be identified as we continue our evaluation. We cannot reasonably estimate additional quantitative information related to the impact of the new standard on our consolidated financial statements at this time.

In February 2016, the FASB issued ASU 2016-02, Leases.	The new guidance requires lessees to recognize assets and liabilities for most leases and provides enhanced disclosures.	January 1, 2019. Early adoption is permitted.
We are currently evaluating the effect the updated standard will have on our consolidated financial statements and related disclosures. We anticipate recognition of additional assets and corresponding liabilities related to our leases on our consolidated balance sheet.

_______________

(1)
Under the new standard, we are required to assess whether licenses granted under our collaboration and license agreements are distinct in the context of the agreement from other performance obligations and functional when granted. We expect that license-related amounts, including upfront payments, exclusive designation fees, annual license maintenance fees and sales-based milestones will be recognized, generally, when earned. Currently, these amounts related to certain of our license and collaboration agreements are being amortized over the term of the collaboration agreement. For example, during the year ended December 31, 2016, we recognized revenue from amortization of license payments of $4.1 million, and total deferred revenue related to license payments under collaboration agreements as of December 31, 2016 was $43.9 million. While we have not completed our evaluation at this time, we anticipate a potential reduction or elimination of our associated deferred revenue balances upon adoption of Topic 606.

(2)
Under the new standard, we expect sales-based royalties will be recognized in the quarter they are earned based on estimates, with true-up to actual results following in the subsequent quarter. Sales-based royalty revenue earned under our collaboration and license agreements is presently recognized when the royalty reports are made available. Upon adoption of Topic 606, we will evaluate and reduce our accumulated equity (deficit) and increase our accounts receivable, net, by the amount earned but not yet reported in our consolidated balance sheet at the time of adoption. We are establishing a process to estimate sales-based royalty revenues in the quarter in which the sales occur.

3. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$70,951	$—	$(51)	$70,900
U.S. Treasury securities	30,003	—	(19)	29,984
Commercial paper	81,904	—	—	81,904
	$182,858	$—	$(70)	$182,788

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$40,221	$1	$(15)	$40,207
U.S. Treasury securities	94,002	24	(16)	94,010
Commercial paper	4,000	—	—	4,000
	$138,223	$25	$(31)	$138,217
As of June 30, 2017, $177.0 million of our available-for-sale marketable securities were scheduled to mature within the next 12 months. As of June 30, 2017, thirteen available-for-sale marketable securities were in a gross unrealized loss position, all of which had been in such position for less than 12 months. Based on our review of these marketable securities, we believe we had no other-than-temporary impairments on these securities as of June 30, 2017 because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.

The following table summarizes, by major security type, our cash equivalents and marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2017			December 31, 2016
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$26,299	$—	$26,299	$60,916	$—	$60,916
Agency securities	32,000	—	32,000	—	—	—
Commercial paper	—	22,000	22,000	—	—	—
Corporate debt securities	—	8,000	8,000	—	—	—

Available-for-sale marketable securities:
Corporate debt securities	—	70,900	70,900	—	40,207	40,207
U.S. Treasury securities	29,984	—	29,984	94,010	—	94,010
Commercial paper	—	81,904	81,904	—	4,000	4,000
	$88,283	$182,804	$271,087	$154,926	$44,207	$199,133
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2017. We had no instruments that were classified within Level 3 as of June 30, 2017 and December 31, 2016.
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
In August 2013, Roche received European marketing approval for its collaboration product, Herceptin SC, for the treatment of patients with HER2-positive breast cancer and launched Herceptin SC in the European Union (“EU”) in September 2013. In March 2014, Roche received European marketing approval for its collaboration product, MabThera SC, for the treatment of patients with common forms of non-Hodgkin lymphoma (“NHL”). In June 2014, Roche launched MabThera SC in the EU. In May 2016, Roche announced that the EMA approved Mabthera SC to treat patients with chronic lymphocytic leukemia (“CLL”). In June 2017, the FDA approved Genentech’s (a member of the Roche Group) RITUXAN HYCELA™, a combination of rituximab and rHuPH20 (approved and marketed under the MabThera SC brand in countries outside the U.S.), for CLL and two types of NHL, follicular lymphoma and diffuse large B-cell lymphoma.
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

As of June 30, 2017
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
For each of the three months ended June 30, 2017 and 2016, we recognized $0.8 million of Roche deferred revenues, excluding reimbursements for providing research and development services and supplying bulk rHuPH20, as revenues under collaborative agreements. For each of the six months ended June 30, 2017 and 2016, we recognized $1.7 million of Roche deferred revenues, excluding reimbursements for providing research and development services and supplying bulk rHuPH20, as revenues under collaborative agreements. Total Roche deferred revenues, excluding deferred revenues related to reimbursements for providing research and development services and supplying bulk rHuPH20, were $34.0 million and $35.7 million as of June 30, 2017 and December 31, 2016, respectively.
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

As of June 30, 2017
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
For each of the three months ended June 30, 2017 and 2016, we recognized $0.2 million of Baxalta deferred revenues, excluding reimbursements for providing research and development services and supplying bulk rHuPH20, as revenues under collaborative agreements. For each of the six months ended June 30, 2017 and 2016, we recognized $0.4 million of Baxalta deferred revenues, excluding reimbursements for providing research and development services and supplying bulk rHuPH20, as revenues under collaborative agreements. Total Baxalta deferred revenues, excluding reimbursements for providing research and development services and supplying bulk rHuPH20, were $7.8 million and $8.2 million as of June 30, 2017 and December 31, 2016, respectively.
Other Collaborations
In December 2015, we and Lilly entered into a collaboration and license agreement, under which Lilly has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Lilly proprietary biologics directed at up to five targets (the “Lilly Collaboration”). Targets, once selected, will be on an exclusive, global basis, with the exception of one semi-exclusive target. As of June 30, 2017, Lilly has elected two specified exclusive targets and one specified semi-exclusive target. Lilly has the right to elect up to two additional targets for additional fees. The upfront license payment may be followed by event-based payments subject to Lilly’s achievement of specified development, regulatory and sales-based milestones. In addition, Lilly will pay royalties to us if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the Lilly Collaboration continues in effect until the later of: (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Lilly Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. In the event such valid claims expire, the royalty rate is reduced for the remaining royalty term. Lilly may terminate the agreement prior to expiration for any reason in its entirety upon 60 days prior written notice to us. Upon any such termination, the license granted to Lilly (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.

In June 2015, we and AbbVie entered into a collaboration and license agreement, under which AbbVie has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with AbbVie proprietary biologics directed at up to nine targets (the “AbbVie Collaboration”). Targets, once selected, will be on an exclusive, global basis. As of June 30, 2017, AbbVie has elected one specified exclusive target, and subsequently returned the target. AbbVie has the right to elect up to nine additional targets for additional fees. The upfront license payment may be followed by event-based payments subject to AbbVie’s achievement of specified development, regulatory and sales-based milestones. In addition, AbbVie will pay tiered royalties to us if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the AbbVie Collaboration continues in effect until the later of: (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the AbbVie Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. In the event such valid claims expire, the royalty rate is reduced for the remaining royalty term. AbbVie may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 90 days prior written notice to us. Upon any such termination, the license granted to AbbVie (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
In December 2014, we and Janssen entered into a collaboration and license agreement, under which Janssen has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Janssen proprietary biologics directed at up to five targets (the “Janssen Collaboration”). Targets, once selected, will be on an exclusive, global basis. As of June 30, 2017, Janssen has elected one specified exclusive target. Janssen has the right to elect four additional targets in the future upon payment of additional fees. In addition, Janssen will pay royalties to us if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the Janssen Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Janssen Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. In the event such valid claims expire, the royalty rate is reduced for the remaining royalty term. Janssen may terminate the agreement prior to expiration for any reason in its entirety or on a product-by-product basis upon 90 days prior written notice to us. Upon any such termination, the license granted to Janssen (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Pfizer proprietary biologics directed at up to six targets (the “Pfizer Collaboration”). Targets may be selected on an exclusive or non-exclusive basis. As of June 30, 2017, Pfizer has elected five specified exclusive targets and has returned two of its elected targets. Pfizer has the right to elect three additional targets in the future, two of which are contingent on payment of additional fees. In addition, Pfizer will pay royalties to us if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the Pfizer Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Pfizer Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. Royalties are subject to adjustment as set forth in the agreement. Pfizer may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 30 days prior written notice to us. Upon any such termination, the license granted to Pfizer (in total or with respect to the terminated target, as applicable) will terminate, provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
Payments received from other collaborators for upfront license fees, license fees for the election of additional targets, maintenance fees and event-based payments since inception of the collaboration agreements are as follows (in thousands):

As of June 30, 2017
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
The amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (non-contingent amount). As such, we excluded from the allocable arrangement consideration the event-based payments, milestone payments, annual exclusivity fees and royalties regardless of the probability of receipt. Based on the results of our analysis, we allocated the $12.5 million license fees from Pfizer, the $15.3 million license fee from Janssen, the $23.0 million upfront license fee from AbbVie and the $33.0 million license fees from Lilly to the license fee deliverable under each of the arrangements. We determined that the upfront payments were earned upon the granting of the worldwide, exclusive right to our technology to the collaborators in these arrangements. As a result, we recognized the $12.5 million license fees under the Pfizer Collaboration, the $15.3 million license fee under the Janssen Collaboration, the $23.0 million upfront license fee under the AbbVie Collaboration, and the $33.0 million license fees under the Lilly Collaboration as revenues under collaborative agreements in the period when such license fees were earned. We recognized no revenue for the three and six months ended June 30, 2017 and $6.0 million for the three and six months ended June 30, 2016 related to event-based payments or milestone payments under these collaborations.
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
5. Certain Balance Sheet Items
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Accounts receivable from product sales to collaborators	$8,639	$7,854
Accounts receivable from revenues under collaborative agreements	4,631	6,151
Accounts receivable from other product sales	1,783	2,234
Subtotal	15,053	16,239
Allowance for distribution fees and discounts	(580)	(559)
Total accounts receivable, net	$14,473	$15,680
Inventories consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$720	$761
Work-in-process	12,810	12,850
Finished goods	1,642	1,012
Total inventories	$15,172	$14,623
Prepaid expenses and other assets consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Prepaid manufacturing expenses	$3,068	$9,663
Prepaid research and development expenses	8,072	8,613
Other prepaid expenses	1,956	1,661
Other assets	682	1,530
Total prepaid expenses and other assets	13,778	21,467
Less long-term portion	122	219
Total prepaid expenses and other assets, current	$13,656	$21,248
Prepaid manufacturing expenses include slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory once the manufacturing process has commenced.

Property and equipment, net consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Research equipment	$10,547	$10,479
Computer and office equipment	3,489	3,373
Leasehold improvements	2,345	2,331
Subtotal	16,381	16,183
Accumulated depreciation and amortization	(13,051)	(11,919)
Property and equipment, net	$3,330	$4,264
Depreciation and amortization expense totaled $0.6 million for both the three months ended June 30, 2017 and 2016, and $1.2 million and $1.1 million for the six months ended June 30, 2017 and 2016, respectively.
Accrued expenses consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued outsourced research and development expenses	$13,630	$9,522
Accrued compensation and payroll taxes	7,356	11,539
Accrued outsourced manufacturing expenses	1,947	3,225
Other accrued expenses	4,045	4,552
Total accrued expenses	26,978	28,838
Less long-term portion	44	17
Total accrued expenses, current	$26,934	$28,821
Deferred revenue consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Collaborative agreements
License fees and event-based payments:
Roche	$34,046	$35,709
Other	7,827	8,209
	41,873	43,918
Reimbursement for research and development services	422	700
Total deferred revenue	42,295	44,618
Less current portion	4,516	4,793
Deferred revenue, net of current portion	$37,779	$39,825

6. Long-Term Debt, Net
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty LLC (“Halozyme Royalty”), we received a $150 million loan (the “Royalty-backed Loan”) pursuant to a credit agreement (the “Credit Agreement”) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the “Royalty-backed Lenders”). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (“Collaboration Agreements”). The royalty payments from the Collaboration Agreements will be used to repay the principal and interest on the loan (the “Royalty Payments”).  The Royalty-backed Loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. The interest rate as of June 30, 2017 was 10.0%.
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
As of June 30, 2017, we were in compliance with all covenants under the Royalty-backed Loan and there was no material adverse change in our business, operations or financial condition.
During the six months ended June 30, 2016, accrued interest in the amount of $5.5 million was capitalized and added to the principal balance of the Royalty-backed Loan. We began making principal and interest payments against the Royalty-backed Loan in the first quarter of 2017 and therefore had no capitalized interest in the six months ended June 30, 2017. In addition, we recorded accrued interest, which is included in accrued expenses, of $0.7 million as of June 30, 2017 and December 31, 2016.
In connection with the Royalty-backed Loan, we paid the Royalty-backed Lenders a fee of $1.5 million and incurred additional debt issuance costs totaling $0.4 million, which includes expenses that we paid on behalf of the Royalty-backed Lenders and expenses incurred directly by us. Debt issuance costs and the lender fee have been netted against the debt as of June 30, 2017, and are being amortized over the estimated term of the debt using the effective interest method. For the three months ended June 30, 2017 and 2016, the Company recognized interest expense, including amortization of the debt discount, related to the Royalty-backed Loan of $4.2 million and $3.8 million, respectively, and $8.2 million and $6.4 million for the six months ended June 30, 2017 and 2016, respectively. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short- and long-term classification of these costs, as well as the period over which these costs will be amortized. The outstanding balance of the Royalty-backed Loan as of June 30,

2017 was $155.7 million, inclusive of payment-in-kind interest expense of $6.8 million and net of unamortized debt discount of $1.1 million.
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
In June 2016, we entered into a Loan and Security Agreement (the “Loan Agreement”) with the Lenders, providing a senior secured loan facility of up to an aggregate principal amount of $70.0 million, comprising a $55.0 million draw in June 2016 and an additional $15.0 million tranche, which we had the option to draw during the second quarter of 2017 and did not exercise. The initial proceeds carry an interest rate of 8.25% and were partially used to pay the outstanding principal and final payment of $4.25 million owed on the previous loan agreement with the Lenders. The remaining proceeds are being used for working capital and general business requirements. The repayment schedule provides for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of January 1, 2021. The Loan Agreement provides for a final payment equal to 5.50% of the initial $55.0 million principal amount. The final payment is due when the Loan Agreement becomes due or upon the prepayment of the facility. We have the option to prepay the outstanding balance of the Loan Agreement in full, subject to a prepayment fee of 2% in the first year and 1% in the second year of the Loan Agreement.
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
 As of June 30, 2017, we were in compliance with all covenants under the Loan Agreement and there was no material adverse change in our business, operations or financial condition.
Interest expense, including amortization of the debt discount, related to the Loan Agreement totaled $1.4 million for both the three months ended June 30, 2017 and 2016, and $2.8 million and $2.7 million for the six months ended June 30, 2017 and 2016, respectively. Accrued interest, which is included in accrued expenses, was $0.4 million and $1.1 million as of June 30, 2017 and December 31, 2016, respectively. The outstanding term loan balance was $55.3 million as of June 30, 2017, inclusive of $0.3 million of accretion of the final payment and net of unamortized debt discount of $2.6 million.
7. Share-based Compensation
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$3,557	$2,830	$6,831	$5,414
Selling, general and administrative	4,634	3,541	8,675	6,774
Share-based compensation expense	$8,191	$6,371	$15,506	$12,188
Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	$5,249	$4,068	$9,998	$7,776
RSAs, RSUs and PRSUs	2,942	2,303	5,508	4,412
	$8,191	$6,371	$15,506	$12,188

We granted stock options to purchase approximately 0.2 million and 0.7 million shares of common stock during the three months ended June 30, 2017 and 2016, respectively, and 2.4 million and 3.5 million shares of the Company’s common stock during the six months ended June 30, 2017 and 2016, respectively. The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes model”). Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments. The assumptions used in the Black-Scholes model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected volatility	70.9-71.5%	69.6-70.2%	70.9-71.7%	67.5-70.2%
Average expected term (in years)	5.6	5.4	5.6	5.4
Risk-free interest rate	1.76-1.88%	1.24-1.39%	1.76-1.94%	1.24-1.73%
Expected dividend yield	—	—	—	—
Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	June 30, 2017
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$47,087	2.7
RSAs	$7,149	2.1
RSUs	$19,927	3.1
8. Stockholders’ Equity (Deficit)
In May 2017, we completed an underwritten public offering pursuant to which we sold 11.5 million shares of common stock, including 1.5 million shares sold pursuant to the full exercise of an over-allotment option granted to the underwriters. All of the shares were offered at a public offering price of $12.50 per share, generating $134.9 million in net proceeds, after deducting underwriting discounts and comissions and other offering expenses. We intend to use the net proceeds from this offering to fund continued development of our PEGPH20 oncology program and for other general corporate purposes.
During the six months ended June 30, 2017 and 2016, we issued an aggregate of 578,247 and 300,219 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $8.91 and $6.71 per share, respectively, for net proceeds of approximately $5.1 million and $2.0 million, respectively. For the six months ended June 30, 2017 and 2016, we issued 369,656 and 209,529 shares of common stock, respectively, upon vesting of certain RSUs for which the RSU holders surrendered 93,721 and 80,048 RSUs, respectively, to pay for minimum withholding taxes totaling approximately $1.9 million and $0.8 million, respectively. In addition, we issued 98,945 and 968,652 shares of common stock in connection with the grants of RSAs during the six months ended June 30, 2017 and 2016, respectively. Stock options and unvested restricted units totaling approximately 14.7 million shares and 12.5 million shares of our common stock were outstanding as of June 30, 2017 and December 31, 2016, respectively.

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

The majority of our approved product and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. Our proprietary development pipeline consists primarily of pre-clinical and clinical stage product candidates in oncology. Our lead oncology program is PEGPH20 (PEGylated recombinant human hyaluronidase), a molecular entity we are developing in combination with currently approved cancer therapies as a candidate for the systemic treatment of tumors that accumulate HA. We have demonstrated that when HA accumulates in a tumor, it can cause higher pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. Through our efforts and efforts of our partners and collaborators, we are currently in Phase 3 clinical testing for PEGPH20 with ABRAXANE® (nab-paclitaxel) and gemcitabine in stage IV pancreatic ductal adenocarcinoma (PDA) (Study 109-301), in Phase 1b clinical testing for PEGPH20 with KEYTRUDA® (pembrolizumab) in non-small cell lung cancer and gastric cancer (Study 107-101), in Phase 1b/2 clinical testing for PEGPH20 with HALAVEN® (eribulin) in patients treated with up to two lines of prior therapy for HER2-negative metastatic breast cancer and in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq® (atezolizumab) in patients with previously treated metastatic PDA.
We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as our ENHANZE™ Technology. We license the ENHANZE Technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the subcutaneous route of administration. We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Baxalta US Inc. and Baxalta GmbH (Baxalta Incorporated was acquired by Shire plc in June 2016) (Baxalta), Pfizer Inc. (Pfizer), Janssen Biotech, Inc. (Janssen), AbbVie, Inc. (AbbVie), and Eli Lilly and Company (Lilly). We receive royalties from two of these collaborations, including royalties from sales of one product from the Baxalta collaboration and two products from the Roche collaboration. Future potential revenues from the sales and/or royalties of our approved products, product candidates, and ENHANZE collaborations will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
Our second quarter of 2017 and recent highlights include:

•	In August 2017, Lilly initiated a Phase 1 study of an investigational new therapy in combination with rHuPH20.

•	In July 2017, Genentech (a member of the Roche Group) initiated a Phase 1b/2 clinical trial evaluating PEGPH20 in combination with Tecentriq in patients with previously treated metastatic PDA.

•	In June 2017, the FDA approved Genentech’s RITUXAN HYCELA™, a combination of rituximab and rHuPH20, for CLL and two types of NHL, follicular lymphoma and diffuse large B-cell lymphoma.

•
In June 2017, results from Study 202 were presented at the European Society for Medical Oncology (ESMO) World Congress of Gastrointestinal Cancer and the Annual Meeting of the American Society of Clinical Oncology (ASCO). The presentations expanded on the topline results shared in January with additional data from the study as of December 2016.

•
In May 2017, we completed an underwritten public offering pursuant to which we sold 11.5 million shares of common stock, including 1.5 million shares sold pursuant to the full exercise of an over-allotment option granted to the underwriters. All of the shares were offered at a public offering price of $12.50 per share, generating approximately $134.9 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses. We intend to use the net proceeds from this offering to fund continued development of our PEGPH20 oncology program and for other general corporate purposes.

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
The pathologic accumulation of HA, along with other matrix components, creates a unique microenvironment for the growth of tumor cells compared to normal cells. We believe that degrading the HA component of the tumor microenvironment with PEGPH20 remodels the tumor microenvironment, resulting in tumor growth inhibition in animal models. Removal of HA from the tumor microenvironment results in expansion of previously constricted blood vessels allowing increased blood flow, potentially increasing the access of activated immune cells and factors in the blood into the tumor microenvironment. If PEGPH20 is administered in conjunction with other anti-cancer therapies, the increase in blood flow may allow anti-cancer therapies to have greater access to the tumor, which may enhance the treatment effect of therapeutic modalities like chemotherapies, monoclonal antibodies and other agents.

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

In June 2017, results from Study 202 were presented at the ESMO World Congress of Gastrointestinal Cancer and the Annual Meeting of the American Society of Clinical Oncology (ASCO). Study 202 is an ongoing study with an open database and therefore we continue to collect and receive data on both Stage 1 and Stage 2 patients. When the database is considered complete and locked, an updated analysis and Final Study Report will be generated.
Study Halo 109-301:
In March 2015, we met with the FDA to discuss both the interim efficacy and safety data from Study 109-202, which included the potential risk profile including TE event rate. Based on the feedback from that meeting, we proceeded with a Phase 3 clinical study (Study 109-301) of PEGPH20 in patients with stage IV PDA, using a design allowing for potential marketing application based on PFS (accelerated approval pathway) or OS. The study will enroll patients whose tumors accumulate high levels of HA measured using the Ventana companion diagnostic test. The FDA provided feedback on the current companion diagnostic approach and confirmed that an approved IDE is required for the Phase 3 study.
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
In March 2016, we dosed the first patient in Study 109-301, a Phase 3 multicenter randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV PDA. The study will evaluate the effects on PFS and OS of PEGPH20 with gemcitabine and ABRAXANE compared with gemcitabine and ABRAXANE alone in stage IV PDA patients. In June 2017, our Data Safety Monitoring Committee met to review ongoing safety data from the trial and informed us the study should proceed as planned. As of August 2017, approximately 220 sites in 22 countries located in North America, Europe, South America and Asia Pacific have been initiated to participate in the HALO 301 study.
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
Clinical collaboration:
In October 2016, we announced that PEGPH20 will be included in a pancreatic cancer clinical trial initiative called Precision Promise, an initiative that aims to change the current treatment approach to pancreatic cancer by offering options to patients based on the molecular profile of their tumor. This is being accomplished through the Pancreatic Cancer Action Network leading a collaboration that brings together clinicians, researchers, and drug developers. Pancreatic Cancer Action Network continues to work to finalize the trial design and protocol with expected start date in the fourth quarter of 2017.
Other indications outside of pancreatic cancer:
Study HALO 107-101:
In November 2015, we initiated a Phase 1b study exploring the combination of PEGPH20 and KEYTRUDA®, an immuno-oncology agent in relapsed non-small cell lung cancer (NSCLC) and gastric cancer. In December 2016, we identified a dose of PEGPH20, namely 2.2 ug/kg, to move into the dose expansion phase of the study with KEYTRUDA in combination with PEGPH20. We are enrolling both NSCLC and gastric cancer patients prospectively based on a patient being determined to be HA-High using the Ventana companion diagnostic test.
Clinical collaborations:
In July 2015, we entered into a clinical collaboration agreement with Eisai Co., Ltd. (Eisai) to evaluate Eisai's HALAVEN® (eribulin) with PEGPH20 in HER2-negative metastatic breast cancer. In July 2016, the first patient was dosed in a Phase 1b/2 study for patients treated with up to two lines of prior therapy for HER2-negative HA-High metastatic breast cancer. Halozyme and Eisai are jointly sharing the costs to conduct this global study which continues in Phase 1b.

In November 2016, we entered into an agreement with Genentech, a member of the Roche Group, to collaborate on clinical studies evaluating up to eight different tumor types, which we expect will begin in the second half of 2017. The first study will be a Phase 1b/2 open-label, multi-arm randomized global study, led by Genentech to evaluate their cancer immunotherapy Tecentriq, an anti-PD-L1 monoclonal antibody, in combination with PEGPH20 in up to six tumor types. Halozyme will supply PEGPH20 for the Genentech study, which will have an initial focus on gastrointestinal malignancies, including pancreatic and gastric cancers. In July 2017, Genentech initiated a Phase 1b/2 clinical trial in patients with previously treated metastatic PDA as part of its Morpheus master protocol. The second study will be a Phase 1b open-label randomized study led by Halozyme to assess Tecentriq in combination with PEGPH20 and chemotherapy in advanced or metastatic biliary and gall bladder cancers. Genentech will supply Tecentriq for the Halozyme study.
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

In June 2014, Roche launched MabThera SC in Europe for the treatment of patients with common forms of non-Hodgkin lymphoma (NHL). This formulation utilizes our patented ENHANZE Technology and is administered in approximately five minutes compared to the approximately 1.5 to 4 hour infusion time for intravenous MabThera. The European Commission approved MabThera SC in March 2014. In May 2016, Roche announced that the EMA approved Mabthera SC to treat patients with chronic lymphocytic leukemia (CLL). In June 2017, the FDA approved Genentech’s (a member of the Roche Group) RITUXAN HYCELA™, a combination of rituximab and rHuPH20 (approved and marketed under the MabThera SC brand in countries outside the U.S.), for CLL and two types of NHL, follicular lymphoma and diffuse large B-cell lymphoma.
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
Pfizer Collaboration
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Pfizer proprietary biologics directed to up to six targets in primary care and specialty care indications. Targets may be selected on an exclusive or non-exclusive basis. Pfizer has elected five targets on an exclusive basis and returned 2 targets. Pfizer is currently in development of one program on the ENHANZE platform with an undisclosed target.
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
Lilly Collaboration
In December 2015, we and Lilly entered into a collaboration and license agreement, under which Lilly has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Lilly proprietary biologics directed to up to five targets. Targets may be selected on an exclusive basis. Lilly has elected two targets on an exclusive basis and one target on a semi-exclusive basis. In August 2017, Lilly initiated a Phase 1 study of an investigational new therapy in combination with rHuPH20.
For a further discussion of the material terms of our collaboration agreements, refer to Note 4, Collaborative Agreements, to our condensed consolidated financial statements.
Results of Operations
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Product Sales, Net – Product sales, net were as follows (in thousands):

	Three Months Ended
	June 30,
	2017	2016	Change
Sales of bulk rHuPH20:
Roche	$5,328	$6,449	$(1,121)
Baxalta	3,310	2,593	717
Other	210	491	(281)
Sales of Hylenex	3,932	4,166	(234)
Total product sales, net	$12,780	$13,699	$(919)
Product sales, net decreased in the three months ended June 30, 2017 compared to the same period in 2016, mainly due to a decrease in the sales of bulk rHuPH20 to Roche and a decrease in the sales of Hylenex. We expect that product sales of bulk rHuPH20 will fluctuate in future periods based on the needs of our collaborators. In 2016, we performed services for Roche to bring on-line a second contract manufacturing facility for bulk rHuPH20. This new facility will become the primary source for Roche of bulk rHuPH20 once it receives regulatory approval. As a result, we anticipate Roche will deplete their existing inventory of rHuPH20 ahead of the transition to the new facility, which will result in lower bulk product sales during 2017 and 2018. We expect that future product sales of Hylenex to be flat or experience modest growth, although there may be periods with declining revenue as we experience competition for market share.
Royalties – Royalty revenue was $14.7 million for the three months ended June 30, 2017 compared to $12.3 million for the three months ended June 30, 2016. The increase was driven by higher sales of Herceptin SC and MabThera SC by Roche and of HYQVIA by Baxalta. We recognize royalties on sales of the collaboration products by the collaborators in the quarter following the quarter in which the corresponding sales occurred. In general, we expect royalty revenue to increase in future periods reflecting expected increases in sales of collaboration products, although there may be periods with flat or declining royalty revenue as sales of products under collaborations vary.

Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended
	June 30,
	2017	2016	Change
Upfront license fees, license fees for the election of additional targets, license maintenance fees and amortization of deferred upfront and other license fees and event-based payments:
Roche	$832	$832	$—
Baxalta	192	192	—
Other	—	1,250	(1,250)
	1,024	2,274	(1,250)
Reimbursements for research and development services	5,208	5,091	117
Total revenues under collaborative agreements	$6,232	$7,365	$(1,133)
Revenue from other license fees decreased in the three months ended June 30, 2017, compared to the same period in 2016 mainly due to $1.0 million in license revenue in connection with the AbbVie collaboration recognized in the three months ended June 30, 2016 and no such revenue recognized in the three months ended June 30, 2017. Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and amortization of deferred upfront and other license fees and event-based payments vary from period to period based on our ENHANZE collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Revenue from reimbursements for research and development services increased in the three months ended June 30, 2017, compared to the same period in 2016 mainly due to an increase in services provided to Janssen, offset by a decrease in services provided to Roche related to work associated with bringing on-line a second contract manufacturing facility. The validation of the new facility was completed in the second quarter of 2017 and, therefore, we expect to see a decrease in research and development service revenue from Roche going forward. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount and timing of future revenues related to reimbursable research and development services is uncertain.
Cost of Product Sales – Cost of product sales were $7.8 million for the three months ended June 30, 2017 compared to $8.3 million for the three months ended June 30, 2016. The decrease of $0.5 million in cost of product sales was mainly due to a decrease in sales of bulk rHuPH20 to Roche.
Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Three Months Ended
	June 30,
Programs	2017	2016	Change
PEGPH20	$32,021	$24,503	$7,518
Enhanze collaborations and rHuPH20 platform	4,477	8,080	(3,603)
Other	1,841	2,947	(1,106)
Total research and development expenses	$38,339	$35,530	$2,809

Research and development expenses relating to our PEGPH20 programs for the three months ended June 30, 2017 increased by 31%, compared to the same period in 2016, primarily due to increased clinical trial activities. We expect PEGPH20 program expenses to increase in future periods reflecting expected increases in our PEGPH20 development activities.
Research and development expenses relating to our Enhanze collaborations and our rHuPH20 platform for the three months ended June 30, 2017 decreased by 45%, compared to the same period in 2016, primarily due to a decrease in manufacturing expenses related to Roche, due to work associated with bringing on-line a second contract manufacturing facility. As we completed the validation of the new manufacturing facility in the second quarter of 2017, we expect these expenses to decrease going forward. The rHuPH20 platform includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Research and development expenses relating to other programs for the three months ended June 30, 2017 decreased by 38%, compared to the same period in 2016, due to a decrease in preclinical development of HTI-1511. In May 2017 we decided to explore potential collaboration or partnership interest in this program prior to making additional investments.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses were $13.1 million for the three months ended June 30, 2017 compared to $11.2 million for the three months ended June 30, 2016. The increase of $1.9 million, or 17%, was primarily due to an increase in compensation expense including stock compensation. We expect SG&A expenses to increase moderately in future periods as our operations expand.
Interest Expense – Interest expense was $5.5 million for the three months ended June 30, 2017 compared to $5.2 million for the three months ended June 30, 2016. The increase of $0.3 million was due to an increase in the term loan balance.
Income Tax Expense – Income tax expense was $0.2 million for the three months ended June 30, 2017 compared to $0.3 million for the three months ended June 30, 2016 and was comprised of U.S. federal alternative minimum tax. For the three months ended June 30, 2017, we generated taxable income in the U.S., which was partially offset by utilizing net operating losses carried forward from earlier years.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Product Sales, Net – Product sales, net were as follows (in thousands):

	Six Months Ended
	June 30,
	2017	2016	Change
Sales of bulk rHuPH20
Roche	$10,596	$12,805	$(2,209)
Baxalta	6,026	4,920	1,106
Other	455	877	(422)
Sales of Hylenex	7,137	8,037	(900)
Total product sales, net	$24,214	$26,639	$(2,425)
Product sales, net decreased in the six months ended June 30, 2017 compared to the same period in 2016, primarily due to a decrease in the sale of bulk rHuPH20 to Roche and a decrease in the sales of Hylenex. We expect that product sales of bulk rHuPH20 will fluctuate in future periods based on the needs of our collaborators. In 2016, we performed services for Roche to bring on-line a second contract manufacturing facility for bulk rHuPH20. This new facility will become the primary source for Roche of bulk rHuPH20 once it receives regulatory approval. As a result, we anticipate Roche will deplete their existing inventory of rHuPH20 ahead of the transition to the new facility, which will result in lower bulk product sales during 2017 and 2018. We expect that future product sales of Hylenex to be flat or experience modest growth, although there may be periods with declining revenue as we experience competition for market share.

Royalties – Royalty revenue was $28.7 million for the six months ended June 30, 2017 compared to $23.7 million for the six months ended June 30, 2016. The increase was driven by higher sales of Herceptin SC and MabThera SC by Roche and of HYQVIA by Baxalta. We recognize royalties on sales of the collaboration products by the collaborators in the quarter following the quarter in which the corresponding sales occurred. In general, we expect royalty revenue to increase in future periods reflecting expected increases in sales of collaboration products, although there may be periods with flat or declining royalty revenue as sales of products under collaborations vary.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Six Months Ended
	June 30,
	2017	2016	Change
Upfront license fees, license fees for the election of additional targets, license maintenance fees and amortization of deferred upfront and other license fees and event-based payments:
Roche	$1,664	$1,664	$—
Baxalta	383	383	—
Other	—	16,750	(16,750)
	2,047	18,797	(16,750)
Reimbursements for research and development services:
Roche	5,589	6,016	(427)
Other	2,748	724	2,024
	8,337	6,740	1,597
Total revenues under collaborative agreements	$10,384	$25,537	$(15,153)
Revenue from other license fees decreased in the six months ended June 30, 2017, compared to the same period in 2016 mainly due to $15.5 million in license and milestone revenue in connection with the Lilly, AbbVie and Pfizer collaborations recognized in the six months ended June 30, 2016 and no such revenues recognized in the six months ended June 30, 2017. Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and amortization of deferred upfront and other license fees and event-based payments vary from period to period based on our ENHANZE collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Revenue from reimbursements for research and development services increased in the six months ended June 30, 2017, compared to the same period in 2016 mainly due to an increase in services provided to Janssen, partially offset by a decrease in services provided to Roche related to the validation of a new manufacturing facility. The validation of the new facility was completed in the second quarter of 2017 and, therefore, we expect to see a decrease in research and development service revenue from Roche going forward. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Cost of Product Sales – Cost of product sales were $15.3 million for the six months ended June 30, 2017 compared to $16.1 million for the six months ended June 30, 2016. The decrease of $0.8 million in cost of product sales was mainly due to a decrease in sales of bulk rHuPH20 to Roche.

Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Six Months Ended
	June 30,
Programs	2017	2016	Change
PEGPH20	$59,767	$56,656	$3,111
Enhanze collaborations and rHuPH20 platform	9,223	13,269	(4,046)
Other	6,284	5,705	579
Total research and development expenses	$75,274	$75,630	$(356)
Research and development expenses relating to our PEGPH20 program for the six months ended June 30, 2017 increased by 5%, compared to the same period in 2016, primarily due to increased clinical trial activities. We expect these expenses to increase in future periods reflecting expected increases in our PEGPH20 development activities. Research and development expenses relating to our Enhanze collaborations and our rHuPH20 platform for the six months ended June 30, 2017 decreased by 30%, compared to the same period in 2016, primarily due to a decrease in manufacturing expenses related to Roche, due to work associated with bringing on-line a second contract manufacturing facility. As we completed the validation of the new manufacturing facility in the second quarter of 2017, we expect these expenses to decrease going forward. The rHuPH20 platform includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Selling, General and Administrative – SG&A expenses were $25.7 million for the six months ended June 30, 2017 compared to $22.0 million for the six months ended June 30, 2016. The increase of $3.7 million, or 17%, was primarily due to an increase in compensation expense from higher average headcount. We expect SG&A expenses to increase moderately in future periods as our operations expand.
Interest Expense – Interest expense was $11.0 million for the six months ended June 30, 2017 compared to $9.1 million for the six months ended June 30, 2016. The increase of $1.9 million was primarily due to interest expense incurred on the Royalty-backed Loan we received in January 2016.
Income Tax Expense – Income tax expense was $0.4 million for the six months ended June 30, 2017 compared to $0.3 million for the six months ended June 30, 2016 and was comprised of U.S. federal alternative minimum tax. For the six months ended June 30, 2017, we generated taxable income in the U.S., which was partially offset by utilizing net operating losses carried forward from earlier years.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of June 30, 2017, we had cash, cash equivalents and marketable securities of $297.5 million. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements will depend on the progress and success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and commercialization activities. The amount of cash on hand will depend on the progress of various preclinical and clinical programs, the timing of our manufacturing scale-up and the achievement of various milestones and royalties under our existing collaborative agreements.

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
Cash Flows
Operating Activities
Net cash used in operations was $39.5 million for the six months ended June 30, 2017 compared to $25.9 million for the six months ended June 30, 2016. The $13.6 million increase in utilization of cash in operations was mainly due to an increase in operating loss and a reduction in working capital for the six months ended June 30, 2017 compared to the corresponding period in the prior year.
Investing Activities
Net cash used in investing activities was $45.0 million for the six months ended June 30, 2017 compared to net cash used in investing activities of $106.1 million for the six months ended June 30, 2016. The decrease was primarily due to the decrease in net purchases of marketable securities in the six months ended June 30, 2017.
Financing Activities
Net cash provided by financing activities was $132.5 million for the six months ended June 30, 2017, due to $134.9 million in net proceeds from the sale of common stock in May 2017 compared to $149.9 million for the six months ended June 30, 2016, when we drew net proceeds of $148.0 million on the Royalty-backed Loan.
Long-Term Debt
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty LLC (Halozyme Royalty), we received a $150 million loan (the Royalty-backed Loan) pursuant to a credit agreement (the Credit Agreement) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the Royalty-backed Lenders). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (Collaboration Agreements). The royalty payments from the Collaboration Agreements will be used to repay the principal and interest on the loan (the Royalty Payments).  The Royalty-backed Loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. The interest rate as of June 30, 2017 was 10.00%. The outstanding balance of the Royalty-backed Loan as of June 30, 2017 was $155.7 million, inclusive of payment-in-kind interest expense of $6.8 million and net of unamortized debt discount of $1.1 million.
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
Oxford and SVB Loan and Security Agreement
In June 2016, we entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford) and Silicon Valley Bank (SVB) (collectively, the Lenders), providing a senior secured loan facility of up to an aggregate principal amount of $70 million, comprising a $55.0 million draw in June 2016 and an additional $15.0 million tranche, which we had the option to draw during the second quarter of 2017 and did not exercise. The proceeds were partially used to pay the outstanding principal and final payment owed on a previous loan agreement with the Lenders. The remaining proceeds are being used for working capital and general business requirements. The Loan Agreement repayment schedule provides for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of January 1, 2021. The Loan Agreement provides for a final payment equal to 5.50% of the initial $55 million principal amount. The final payment is due when the Loan Agreement becomes due or upon the prepayment of the facility. We have the option to prepay the outstanding balance of the Loan Agreement in full, subject to a prepayment fee of 2% in the first year and 1% in the second year of the term loan. The outstanding term loan balance was $55.3 million as of June 30, 2017, inclusive of $0.3 million of accretion of the final payment and net of unamortized debt discount of $2.6 million.
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
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
Relative to expenses incurred in our operations, we have generated only limited revenues from product sales, royalties, licensing fees, milestone payments, bulk rHuPH20 supply payments and research reimbursements to date and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, royalties, licensing fees, research reimbursements, bulk rHuPH20 supply payments and/or milestone payments, we expect to incur significant operating losses over the next few years. We have never been profitable, and we may never become profitable. Through June 30, 2017, we have incurred aggregate net losses of $649.0 million.
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

In June 2016, we entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford) and Silicon Valley Bank (SVB) (collectively, the Lenders), providing a senior secured loan facility of up to an aggregate principal amount of $70 million, comprising a $55.0 million draw in June 2016 and an additional $15.0 million tranche, which we had the option to draw during the second quarter of 2017 and did not exercise. The initial proceeds were partially used to pay the outstanding principal and final payment owed on our previous loan agreement with the Lenders. The remaining proceeds are to be used for working capital and general business requirements. The Loan Agreement is secured by substantially all of the assets of the Company and its subsidiary, Halozyme, Inc., except that the collateral does not include any equity interests in Halozyme, Inc., any intellectual property (including all licensing, collaboration and similar agreements relating thereto), and certain other excluded assets. The Loan Agreement contains customary representations, warranties and covenants by us, which covenants limit our ability to convey, sell, lease, transfer, assign or otherwise dispose of certain of our assets; engage in any business other than the businesses currently engaged in by us or reasonably related thereto; liquidate or dissolve; make certain management changes; undergo certain change of control events; create, incur, assume, or be liable with respect to certain indebtedness; grant certain liens; pay dividends and make certain other restricted payments; make certain investments; make payments on any subordinated debt; and enter into transactions with any of our affiliates outside of the ordinary course of business or permit our subsidiaries to do the same. In addition, subject to certain exceptions, we are required to maintain with SVB our primary deposit accounts, securities accounts and commodities, and to do the same for our domestic subsidiary. Complying with these covenants may make it more difficult for us to successfully execute our business strategy.
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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. The high and low sales prices of our common stock during the twelve months ended June 30, 2017 were $15.20 and $8.18, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

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
There have been no material changes in our market risks during the quarter ended June 30, 2017.
As of June 30, 2017, our cash equivalents and marketable securities consisted of investments in money market funds, agency securities, U.S. Treasury securities, corporate debt obligations and commercial paper. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. Based on our current investment portfolio as of June 30, 2017, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

3.1	Composite Certificate of Incorporation (1)

3.2	Bylaws, as amended (2)

10.1	Underwriting Agreement, dated May 18, 2017, by and among Halozyme Therapeutics, Inc., Wells Fargo Securities, LLC and Deutsche Bank Securities Inc.(3)

10.2	First Amendment to Amended and Restated Lease (11388 Sorrento Valley Road), dated June 30, 2017 (4)

10.3	First Amendment to Lease (11404 and 11408 Sorrento Valley Road), dated June 30, 2017 (4)

10.4	Second Modification to Lease (11436 Sorrento Valley Road), dated June 30, 2017 (4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2013 (File No. 001-32335).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 19, 2016 (File No. 001-32335).

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 19, 2017 (File No. 001-32335).

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 5, 2017 (File No. 001-32335).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	August 8, 2017	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 8, 2017	/s/ Laurie D. Stelzer
Laurie D. Stelzer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)