Form 10-Q
period 2017-09-30
HALOZYME THERAPEUTICS INC
filed 2017-11-07
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 142,357,000 as of November 1, 2017.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$164,397	$66,764
Marketable securities, available-for-sale	152,525	138,217
Accounts receivable, net	14,695	15,680
Inventories	9,331	14,623
Prepaid expenses and other assets	12,397	21,248
Total current assets	353,345	256,532
Property and equipment, net	3,232	4,264
Prepaid expenses and other assets	72	219
Restricted cash	500	500
Total assets	$357,149	$261,515

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,152	$3,578
Accrued expenses	32,370	28,821
Deferred revenue, current portion	4,093	4,793
Current portion of long-term debt, net	61,433	17,393
Total current liabilities	102,048	54,585
Deferred revenue, net of current portion	36,755	39,825
Long-term debt, net	145,417	199,228
Other long-term liabilities	540	358
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 200,000 shares authorized; 142,301 and 129,502 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	142	130
Additional paid-in capital	718,553	552,737
Accumulated other comprehensive loss	(53)	(6)
Accumulated deficit	(646,253)	(585,342)
Total stockholders’ equity (deficit)	72,389	(32,481)
Total liabilities and stockholders’ equity (deficit)	$357,149	$261,515
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Product sales, net	$13,589	$13,331	$37,803	$39,970
Royalties	17,119	13,036	45,839	36,695
Revenues under collaborative agreements	33,023	5,486	43,407	31,023
Total revenues	63,731	31,853	127,049	107,688
Operating expenses:
Cost of product sales	8,332	9,134	23,664	25,204
Research and development	33,993	33,863	109,267	109,493
Selling, general and administrative	13,329	11,599	39,045	33,626
Total operating expenses	55,654	54,596	171,976	168,323
Operating income (loss)	8,077	(22,743)	(44,927)	(60,635)
Other income (expense):
Investment and other income, net	790	334	1,512	960
Interest expense	(5,538)	(5,253)	(16,526)	(14,378)
Income (loss) before income taxes	3,329	(27,662)	(59,941)	(74,053)
Income tax expense	580	1,284	970	1,584
Net income (loss)	$2,749	$(28,946)	$(60,911)	$(75,637)

Net income (loss) per share:
Basic	$0.02	$(0.23)	$(0.45)	$(0.59)
Diluted	$0.02	$(0.23)	$(0.45)	$(0.59)

Shares used in computing net income (loss) per share:
Basic	141,190	128,154	134,633	127,886
Diluted	143,236	128,154	134,633	127,886
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$2,749	$(28,946)	$(60,911)	$(75,637)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	24	(133)	(40)	182
Foreign currency translation adjustment	1	—	(6)	—
Unrealized loss on foreign currency	(17)	—	(1)	—
Total comprehensive income (loss)	$2,757	$(29,079)	$(60,958)	$(75,455)
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,

	2017	2016
Operating activities:
Net loss	$(60,911)	$(75,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	23,268	18,843
Depreciation and amortization	1,668	1,766
Non-cash interest expense	1,242	2,444
Payment-in-kind interest expense on long-term debt	—	9,152
(Accretion of discounts) amortization of premiums on marketable securities, net	(94)	505
Loss on disposal of equipment	44	—
Deferral of unearned revenue	422	5,623
Recognition of deferred revenue	(4,192)	(8,105)
Recognition of deferred rent	(125)	(260)
Other	(6)	—
Changes in operating assets and liabilities:
Accounts receivable, net	985	14,732
Inventories	5,292	(3,363)
Prepaid expenses and other assets	8,998	1,085
Accounts payable and accrued expenses	4,213	(1,401)
Net cash used in operating activities	(19,196)	(34,616)
Investing activities:
Purchases of marketable securities	(198,748)	(152,404)
Proceeds from maturities of marketable securities	184,494	57,283
Purchases of property and equipment	(490)	(2,690)
Net cash used in investing activities	(14,744)	(97,811)
Financing activities:
Proceeds from issuance of common stock, net	134,875	—
Proceeds from issuance of long-term debt, net	—	203,005
Repayment of long-term debt	(10,988)	(54,285)
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	7,686	1,622
Net cash provided by financing activities	131,573	150,342
Net increase in cash, cash equivalents and restricted cash	97,633	17,915
Cash, cash equivalents and restricted cash at beginning of period	67,264	43,792
Cash, cash equivalents and restricted cash at end of period	$164,897	$61,707
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
We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Baxalta US Inc. and Baxalta GmbH (Baxalta Incorporated was acquired by Shire plc in June 2016) (“Baxalta”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”) and Bristol-Myers Squibb Company (“BMS”). We receive royalties from two of these collaborations, including royalties from sales of one product from the Baxalta collaboration and two products from the Roche collaboration. Future potential revenues from the sales and/or royalties of our approved products, product candidates, and ENHANZE collaborations will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
Our proprietary development pipeline consists primarily of pre-clinical and clinical stage product candidates in oncology. Our lead oncology program is PEGPH20 (PEGylated recombinant human hyaluronidase), a molecular entity we are developing in combination with currently approved cancer therapies as a candidate for the systemic treatment of tumors that accumulate HA. We have demonstrated that when HA accumulates in a tumor, it can cause higher pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. PEGPH20 has been demonstrated in animal models to work by temporarily degrading HA surrounding cancer cells resulting in reduced pressure and increased blood flow to the tumor thereby enabling increased amounts of anticancer treatments administered concomitantly gaining access to the tumor. Through our efforts and efforts of our partners and collaborators, we are currently in Phase 3 clinical testing for PEGPH20 with ABRAXANE® (nab-paclitaxel) and gemcitabine in stage IV pancreatic ductal adenocarcinoma (“PDA”) (Halo 109-301), in Phase 1b clinical testing for PEGPH20 with KEYTRUDA® (pembrolizumab) in non-small cell lung cancer and gastric cancer (Halo 107-101), in

Phase 1b/2 clinical testing for PEGPH20 with HALAVEN® (eribulin) in patients treated with up to two lines of prior therapy for HER2-negative metastatic breast cancer, in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq® (atezolizumab) in patients with previously treated metastatic PDA, in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq in patients with gastric cancer and in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq in patients with cholangiocarcinoma and gall bladder cancer (Halo 110-101/MATRIX).
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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within ninety days or less from the date of purchase. As of September 30, 2017, our cash equivalents consisted of money market funds, commercial paper and U.S. Treasury securities.
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
Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At September 30, 2017 and December 31, 2016, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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

As of September 30, 2017 and December 31, 2016, inventories consisted of $2.4 million and $2.3 million, respectively, of Hylenex recombinant inventory, net, and $6.9 million and $12.3 million, respectively, of bulk rHuPH20 for use in the manufacture of Baxalta’s and Roche’s collaboration products.
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

Research and Development Expenses
Research and development expenses include salaries and benefits, facilities and other overhead expenses, external clinical trial expenses, research related manufacturing services, contract services and other outside expenses. Research and development expenses are charged to operating expenses as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. After receiving approval from the FDA or comparable regulatory agencies in foreign countries for a product, costs related to purchases and manufacturing of bulk rHuPH20 for such product are capitalized as inventory. The manufacturing costs of bulk rHuPH20 for the collaboration products, Herceptin SC, MabThera SC (RITUXAN HYCELA™ in the U.S.) and HYQVIA, incurred after the receipt of marketing approvals are capitalized as inventory.
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
Net Income (Loss) Per Share
Basic net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Outstanding stock options, unvested RSAs, unvested RSUs and unvested PRSUs are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. Outstanding common stock equivalents totaling approximately 7.8 million and 13.8 million, respectively, were excluded from the calculation of diluted net income (loss) per common share for the three months ended September 30, 2017 and 2016, respectively, because their effect was anti-dilutive. For the nine months ended September 30, 2017 and 2016, approximately 14.3 million and 13.8 million shares, respectively, of outstanding stock options, unvested RSAs, unvested RSUs and unvested PRSUs were excluded from the calculation of diluted net loss per common share because a net loss was reported in each of these periods and therefore their effect was anti-dilutive. A reconciliation of the numerators and the denominators of the basic and diluted net income (loss) per common share computations is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$2,749	$(28,946)	$(60,911)	$(75,637)
Denominator:
Weighted average common shares outstanding for basic net income (loss) per share	141,190	128,154	134,633	127,886
Net effect of dilutive common stock equivalents	2,046	—	—	—
Weighted average common shares outstanding for diluted net income (loss) per share	143,236	128,154	134,633	127,886
Net income (loss) per share:
Basic	$0.02	$(0.23)	$(0.45)	$(0.59)
Diluted	$0.02	$(0.23)	$(0.45)	$(0.59)

Segment Information
We operate our business in one segment, which includes all activities related to the research, development and commercialization of our proprietary enzymes. This segment also includes revenues and expenses related to (i) research and development and bulk rHuPH20 manufacturing activities conducted under our collaborative agreements with third parties and (ii) product sales of Hylenex recombinant. The chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment. Our long-lived assets located in foreign countries had minimal book value as of September 30, 2017 and December 31, 2016.
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
January 1, 2018. We have elected to early adopt as of January 1, 2017.
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

January 1, 2018. Early adoption is permitted.
We plan to implement the new guidance on January 1, 2018 using the modified retrospective approach. We are currently finalizing our evaluation of the effect that the updated standard will have on our consolidated financial statements and related disclosures. We anticipate an impact to the timing of recognition of payments related to certain of our license and collaboration agreements (1) and the timing of recognition of our sales-based royalties.(2) We anticipate that this standard will have a material impact on our consolidated financial statements. We cannot reasonably estimate additional quantitative information related to the impact of the new standard on our consolidated financial statements at this time.

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

_______________

(1)
Under the new standard, we are required to assess whether licenses granted under our collaboration and license agreements are distinct in the context of the agreement from other performance obligations and functional when granted. We expect that license-related amounts, including upfront payments, exclusive designation fees, annual license maintenance fees, additional target fees, development, regulatory and sales-based milestones will be recognized, generally, at a point in time when earned. Currently, these amounts related to certain of our license and collaboration agreements are being amortized over the term of the collaboration agreement. For example, during the year ended December 31, 2016, we recognized revenue from amortization of license payments of $4.1 million, and total deferred revenue related to license payments under collaboration agreements as of December 31, 2016 was $43.9 million. We anticipate an elimination of our associated deferred revenue balances upon adoption of Topic 606.

(2)
Under the new standard, we expect sales-based royalties will be recognized in the quarter they are earned based on estimates, with true-up to actual results following in the subsequent quarter. Sales-based royalty revenue earned under our collaboration and license agreements is presently recognized when the royalty reports are made available. Upon adoption of Topic 606, we will evaluate and reduce our accumulated equity (deficit) and increase our accounts receivable, net, by the amount earned but not yet reported in our consolidated balance sheet at the time of adoption. We have established a process to estimate sales-based royalty revenues in the quarter in which the sales occur.

3. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$79,786	$3	$(43)	$79,746
U.S. Treasury securities	11,973	2	(8)	11,967
Commercial paper	60,812	—	—	60,812
	$152,571	$5	$(51)	$152,525

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$40,221	$1	$(15)	$40,207
U.S. Treasury securities	94,002	24	(16)	94,010
Commercial paper	4,000	—	—	4,000
	$138,223	$25	$(31)	$138,217
As of September 30, 2017, $146.5 million of our available-for-sale marketable securities were scheduled to mature within the next 12 months. As of September 30, 2017, fourteen available-for-sale marketable securities were in a gross unrealized loss position, all of which had been in such position for less than 12 months. Based on our review of these marketable securities, we believe we had no other-than-temporary impairments on these securities as of September 30, 2017, because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2017			December 31, 2016
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$138,194	$—	$138,194	$60,916	$—	$60,916
U.S. Treasury securities	8,000	—	8,000	—	—	—
Commercial paper	—	4,000	4,000	—	—	—

Available-for-sale marketable securities:
Corporate debt securities	—	79,746	79,746	—	40,207	40,207
U.S. Treasury securities	11,967	—	11,967	94,010	—	94,010
Commercial paper	—	60,812	60,812	—	4,000	4,000
	$158,161	$144,558	$302,719	$154,926	$44,207	$199,133
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2017. We had no instruments that were classified within Level 3 as of September 30, 2017 and December 31, 2016.

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
In August 2013, Roche received European marketing approval for its collaboration product, Herceptin SC, for the treatment of patients with HER2-positive breast cancer and launched Herceptin SC in the European Union (“EU”) in September 2013. In March 2014, Roche received European marketing approval for its collaboration product, MabThera SC, for the treatment of patients with common forms of non-Hodgkin lymphoma (“NHL”). In June 2014, Roche launched MabThera SC in the EU. In May 2016, Roche announced that the EMA approved Mabthera SC to treat patients with chronic lymphocytic leukemia (“CLL”). In June 2017, the FDA approved Genentech’s (a member of the Roche Group) RITUXAN HYCELA™, a combination of rituximab and rHuPH20 (approved and marketed under the MabThera SC brand in countries outside the U.S.), for CLL and two types of NHL, follicular lymphoma and diffuse large B-cell lymphoma. Following FDA approval, Genentech launched RITUXAN HYCELA in the U.S..
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
Payments received from Roche, excluding royalties and reimbursements for providing research and development services and supplying bulk rHuPH20, since inception of the Roche Collaboration are as follows (in thousands):

As of September 30, 2017
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
Due to our continuing involvement obligations (for example, support activities associated with rHuPH20) under the Roche Collaboration, revenues from the upfront payment, exclusive designation fees, annual license maintenance fees and sales-based milestone payments were deferred and are being amortized over the remaining term of the Roche Collaboration.

For each of the three months ended September 30, 2017 and 2016, we recognized $0.8 million of Roche deferred revenues, excluding reimbursements for providing research and development services and supplying bulk rHuPH20, as revenues under collaborative agreements. For each of the nine months ended September 30, 2017 and 2016, we recognized $2.5 million of Roche deferred revenues, excluding reimbursements for providing research and development services and supplying bulk rHuPH20, as revenues under collaborative agreements. Total Roche deferred revenues, excluding deferred revenues related to reimbursements for providing research and development services and supplying bulk rHuPH20, were $33.2 million and $35.7 million as of September 30, 2017 and December 31, 2016, respectively.
In September 2017, we and Roche entered into an agreement providing Roche the right to develop and commercialize products with one additional exclusive target using our ENHANZE Technology for an upfront payment of $30.0 million (the “2017 Roche Collaboration”). The upfront license payment may be followed by event-based payments subject to Roche’s achievement of specified development, regulatory and sales-based milestones. In addition, Roche will pay royalties to us if products under the collaboration are commercialized consisting of a mid-single digit percent of the net sales of such product. Unless terminated earlier in accordance with its terms, the 2017 Roche Collaboration continues in effect until the expiration of Roche’s obligation to pay royalties. Roche has the obligation to pay royalties to us with respect to each product commercialized in each country, during the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the 2017 Roche Collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. In the event such valid claims expire, the royalty rate is reduced for the remaining royalty term. Roche may terminate the agreement prior to expiration for any reason in its entirety upon 90 days prior written notice to us. Upon any such termination, the license granted to Roche (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
At the inception of the 2017 Roche Collaboration, we identified the deliverables in the arrangement to include the license, research and development services and supply of bulk rHuPH20 and determined that each individually represent separate units of accounting, because each deliverable has standalone value. The estimated selling prices for the units of accounting we identified were determined based on market conditions, the terms of comparable collaborative arrangements for similar technology in the pharmaceutical and biotech industry and entity-specific factors such as the terms of our previous collaborative agreements, our pricing practices and pricing objectives. The arrangement consideration was allocated to the deliverables based on the relative selling price method and the nature of the research and development services to be performed for the collaborator. The amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (non-contingent amount). As such, we excluded from the allocable arrangement consideration the event-based payments, milestone payments and royalties regardless of the probability of receipt. Based on the results of our analysis, we allocated the $30.0 million to the license fee deliverable. We determined that the upfront payment was earned upon the granting of the worldwide, exclusive right to our technology to Roche. As a result, we recognized the $30.0 million license fee under the 2017 Roche Collaboration as revenues under collaborative agreements for the three and nine months ended September 30, 2017.

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

As of September 30, 2017
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
For each of the three months ended September 30, 2017 and 2016, we recognized $0.2 million of Baxalta deferred revenues, excluding reimbursements for providing research and development services and supplying bulk rHuPH20, as revenues under collaborative agreements. For each of the nine months ended September 30, 2017 and 2016, we recognized $0.6 million of Baxalta deferred revenues, excluding reimbursements for providing research and development services and supplying bulk rHuPH20, as revenues under collaborative agreements. Total Baxalta deferred revenues, excluding reimbursements for providing research and development services and supplying bulk rHuPH20, were $7.6 million and $8.2 million as of September 30, 2017 and December 31, 2016, respectively.

Other Collaborations
In December 2015, we and Lilly entered into a collaboration and license agreement, under which Lilly has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Lilly proprietary biologics directed at up to five targets (the “Lilly Collaboration”). Targets, once selected, will be on an exclusive, global basis, with the exception of one semi-exclusive target. As of September 30, 2017, Lilly has elected two specified exclusive targets and one specified semi-exclusive target. Lilly has the right to elect up to two additional targets for additional fees. The upfront license payment may be followed by event-based payments subject to Lilly’s achievement of specified development, regulatory and sales-based milestones. In addition, Lilly will pay royalties to us if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the Lilly Collaboration continues in effect until the later of: (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Lilly Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. In the event such valid claims expire, the royalty rate is reduced for the remaining royalty term. Lilly may terminate the agreement prior to expiration for any reason in its entirety upon 60 days prior written notice to us. Upon any such termination, the license granted to Lilly (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
In June 2015, we and AbbVie entered into a collaboration and license agreement, under which AbbVie has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with AbbVie proprietary biologics directed at up to nine targets (the “AbbVie Collaboration”). Targets, once selected, will be on an exclusive, global basis. As of September 30, 2017, AbbVie has elected one specified exclusive target, and subsequently returned the target. AbbVie has the right to elect up to eight additional targets for additional fees. The upfront license payment may be followed by event-based payments subject to AbbVie’s achievement of specified development, regulatory and sales-based milestones. In addition, AbbVie will pay tiered royalties to us if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the AbbVie Collaboration continues in effect until the later of: (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the AbbVie Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. In the event such valid claims expire, the royalty rate is reduced for the remaining royalty term. AbbVie may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 90 days prior written notice to us. Upon any such termination, the license granted to AbbVie (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.

In December 2014, we and Janssen entered into a collaboration and license agreement, under which Janssen has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Janssen proprietary biologics directed at up to five targets (the “Janssen Collaboration”). Targets, once selected, will be on an exclusive, global basis. As of September 30, 2017, Janssen has elected one specified exclusive target. Janssen has the right to elect four additional targets in the future upon payment of additional fees. In addition, Janssen will pay royalties to us if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the Janssen Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Janssen Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. In the event such valid claims expire, the royalty rate is reduced for the remaining royalty term. Janssen may terminate the agreement prior to expiration for any reason in its entirety or on a product-by-product basis upon 90 days prior written notice to us. Upon any such termination, the license granted to Janssen (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Pfizer proprietary biologics directed at up to six targets (the “Pfizer Collaboration”). Targets may be selected on an exclusive or non-exclusive basis. As of September 30, 2017, Pfizer has elected five specified exclusive targets and has returned two of its elected targets. Pfizer has the right to elect three additional targets in the future, two of which are contingent on payment of additional fees. In addition, Pfizer will pay royalties to us if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the Pfizer Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Pfizer Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. Royalties are subject to adjustment as set forth in the agreement. Pfizer may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 30 days prior written notice to us. Upon any such termination, the license granted to Pfizer (in total or with respect to the terminated target, as applicable) will terminate, provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
Payments received under collaboration agreements for upfront license fees, license fees for the election of additional targets, maintenance fees and event-based payments since inception of the collaboration agreements are as follows (in thousands):

As of September 30, 2017
Lilly Collaboration	$33,000
AbbVie Collaboration	29,000
Janssen Collaboration	15,250
Pfizer Collaboration	16,500
Total payments received	$93,750

At the inception of the Pfizer, Janssen, AbbVie, and Lilly arrangements, we identified the deliverables in each arrangement to include the license, research and development services and supply of bulk rHuPH20. We have determined that the license, research and development services and supply of bulk rHuPH20 individually represent separate units of accounting, because each deliverable has standalone value. We determined that the rights to elect additional targets in the future upon the payment of additional license fees are substantive options that are not priced at a significant and incremental discount. Therefore, we determined for each collaboration that the rights to elect additional targets are not deliverables at the inception of the arrangement. The estimated selling prices for the units of accounting we identified were determined based on market conditions, the terms of comparable collaborative arrangements for similar technology in the pharmaceutical and biotech industry and entity-specific factors such as the terms of our previous collaborative agreements, our pricing practices and pricing objectives. The arrangement consideration was allocated to the deliverables based on the relative selling price method and the nature of the research and development services to be performed for the collaborator.
The amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (non-contingent amount). As such, we excluded from the allocable arrangement consideration the event-based payments, milestone payments, annual exclusivity fees and royalties regardless of the probability of receipt. Based on the results of our analysis, we allocated the $12.5 million license fees from Pfizer, the $15.3 million license fee from Janssen, the $23.0 million upfront license fee from AbbVie and the $33.0 million license fees from Lilly to the license fee deliverable under each of the arrangements. We determined that the upfront payments were earned upon the granting of the worldwide, exclusive right to our technology to the collaborators in these arrangements. As a result, we recognized the $12.5 million license fees under the Pfizer Collaboration, the $15.3 million license fee under the Janssen Collaboration, the $23.0 million upfront license fee under the AbbVie Collaboration and the $33.0 million license fees under the Lilly Collaboration as revenues under collaborative agreements in the period when such license fees were earned. We recognized no revenue for the three and nine months ended September 30, 2017 related to event-based payments or milestone payments under these collaborations. We recognized no revenue for the three months ended September 30, 2016 related to event-based payments or milestone payments under these collaborations and $6.0 million in the nine months ended September 30, 2016.
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
Pursuant to the terms of the Roche Collaboration and the Pfizer Collaboration, certain future payments meet the definition of a milestone in accordance with the Milestone Method of Accounting. We are entitled to receive additional milestone payments under our collaboration agreements with Roche and Pfizer for the successful development of the elected targets in the aggregate of up to $62.5 million upon achievement of specified clinical development milestone events and up to $12.0 million upon achievement of specified regulatory milestone events in connection with specified regulatory filings and receipt of marketing approvals.

5. Certain Balance Sheet Items
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Accounts receivable from product sales to collaborators	$11,072	$7,854
Accounts receivable from revenues under collaborative agreements	1,973	6,151
Accounts receivable from other product sales	2,150	2,234
Subtotal	15,195	16,239
Allowance for distribution fees and discounts	(500)	(559)
Total accounts receivable, net	$14,695	$15,680
Inventories consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$709	$761
Work-in-process	7,556	12,850
Finished goods	1,066	1,012
Total inventories	$9,331	$14,623
Prepaid expenses and other assets consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Prepaid manufacturing expenses	$1,672	$9,663
Prepaid research and development expenses	7,954	8,613
Other prepaid expenses	2,072	1,661
Other assets	771	1,530
Total prepaid expenses and other assets	12,469	21,467
Less long-term portion	72	219
Total prepaid expenses and other assets, current	$12,397	$21,248
Prepaid manufacturing expenses include slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory once the manufacturing process has commenced.

Property and equipment, net consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Research equipment	$10,804	$10,479
Computer and office equipment	3,573	3,373
Leasehold improvements	2,402	2,331
Subtotal	16,779	16,183
Accumulated depreciation and amortization	(13,547)	(11,919)
Property and equipment, net	$3,232	$4,264
Depreciation and amortization expense totaled $0.5 million and $0.7 million for the three months ended September 30, 2017 and 2016, and $1.7 million and $1.8 million for the nine months ended September 30, 2017 and 2016, respectively.
Accrued expenses consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued outsourced research and development expenses	$16,026	$9,522
Accrued compensation and payroll taxes	9,010	11,539
Accrued outsourced manufacturing expenses	2,256	3,225
Other accrued expenses	5,150	4,552
Total accrued expenses	32,442	28,838
Less long-term portion	72	17
Total accrued expenses, current	$32,370	$28,821
Deferred revenue consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Collaborative agreements
License fees and event-based payments:
Roche	$33,213	$35,709
Other	7,635	8,209
	40,848	43,918
Reimbursement for research and development services	—	700
Total deferred revenue	40,848	44,618
Less current portion	4,093	4,793
Deferred revenue, net of current portion	$36,755	$39,825

6. Long-Term Debt, Net
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty LLC (“Halozyme Royalty”), we received a $150 million loan (the “Royalty-backed Loan”) pursuant to a credit agreement (the “Credit Agreement”) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the “Royalty-backed Lenders”). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (“Collaboration Agreements”). The royalty payments from the Collaboration Agreements will be used to repay the principal and interest on the loan (the “Royalty Payments”).  The Royalty-backed Loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. The interest rate as of September 30, 2017 was 10.1%.
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
As of September 30, 2017, we were in compliance with all covenants under the Royalty-backed Loan and there was no material adverse change in our business, operations or financial condition.
During the nine months ended September 30, 2016, accrued interest in the amount of $9.2 million was capitalized and added to the principal balance of the Royalty-backed Loan. We began making principal and interest payments against the Royalty-backed Loan in the first quarter of 2017 and therefore had no capitalized interest in the nine months ended September 30, 2017. In addition, we recorded accrued interest, which is included in accrued expenses, of $0.7 million as of September 30, 2017 and December 31, 2016.
In connection with the Royalty-backed Loan, we paid the Royalty-backed Lenders a fee of $1.5 million and incurred additional debt issuance costs totaling $0.4 million, which includes expenses that we paid on behalf of the Royalty-backed Lenders and expenses incurred directly by us. Debt issuance costs and the lender fee have been netted against the debt as of September 30, 2017, and are being amortized over the estimated term of the debt using the effective interest method. For the three months ended September 30, 2017 and 2016, the Company recognized interest expense, including amortization of the debt discount, related to the Royalty-backed Loan of $4.2 million and $3.8 million, respectively, and $12.4 million and $10.2 million for the nine months ended September 30, 2017 and 2016, respectively. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short- and long-term classification of these costs, as well as the period over which these costs will be amortized. The outstanding balance of the Royalty-backed Loan as of September 30, 2017 was $151.3 million, inclusive of payment-in-kind interest expense of $2.2 million and net of unamortized debt discount of $0.9 million.
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
 As of September 30, 2017, we were in compliance with all covenants under the Loan Agreement and there was no material adverse change in our business, operations or financial condition.
Interest expense, including amortization of the debt discount, related to the Loan Agreement totaled $1.4 million and $1.5 million for the three months ended September 30, 2017 and 2016, respectively, and $4.1 million and $4.2 million for the nine months ended September 30, 2017 and 2016, respectively. Accrued interest, which is included in accrued expenses, was $0.4 million and $1.1 million as of September 30, 2017 and December 31, 2016, respectively. The outstanding term loan balance was $55.6 million as of September 30, 2017, inclusive of $1.0 million of accretion of the final payment and net of unamortized debt discount related to offering costs of $0.4 million.
7. Share-based Compensation
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$3,060	$3,045	$9,891	$8,459
Selling, general and administrative	4,702	3,610	13,377	10,384
Share-based compensation expense	$7,762	$6,655	$23,268	$18,843
Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	$4,973	$4,327	$14,971	$12,103
RSAs, RSUs and PRSUs	2,789	2,328	8,297	6,740
	$7,762	$6,655	$23,268	$18,843

We granted stock options to purchase approximately 0.1 million and 0.8 million shares of common stock during the three months ended September 30, 2017 and 2016, respectively, and 2.5 million and 4.3 million shares of the Company’s common stock during the nine months ended September 30, 2017 and 2016, respectively. The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes model”). Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments. The assumptions used in the Black-Scholes model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected volatility	70.5-70.8%	70.5-70.7%	70.5-71.7%	67.5-70.7%
Average expected term (in years)	5.6	5.4	5.6	5.4
Risk-free interest rate	1.73-1.93%	1.00-1.18%	1.73-1.94%	1.00-1.73%
Expected dividend yield	—	—	—	—
Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	September 30, 2017
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$38,522	2.5
RSAs	$5,755	1.8
RSUs	$17,287	2.9
8. Stockholders’ Equity (Deficit)
In May 2017, we completed an underwritten public offering pursuant to which we sold 11.5 million shares of common stock, including 1.5 million shares sold pursuant to the full exercise of an over-allotment option granted to the underwriters. All of the shares were offered at a public offering price of $12.50 per share, generating $134.9 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses. We intend to use the net proceeds from this offering to fund continued development of our PEGPH20 oncology program and for other general corporate purposes.
During the nine months ended September 30, 2017 and 2016, we issued an aggregate of 1,020,028 and 383,719 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $8.71 and $6.74 per share, respectively, for net proceeds of approximately $8.9 million and $2.6 million, respectively. For the nine months ended September 30, 2017 and 2016, we issued 375,906 and 215,779 shares of common stock, respectively, upon vesting of certain RSUs for which the RSU holders surrendered 96,069 and 82,396 RSUs, respectively, to pay for minimum withholding taxes totaling approximately $1.9 million and $0.8 million, respectively. In addition, we issued 98,945 and 968,652 shares of common stock in connection with the grants of RSAs during the nine months ended September 30, 2017 and 2016, respectively. Stock options and unvested restricted units totaling approximately 14.3 million shares and 12.5 million shares of our common stock were outstanding as of September 30, 2017 and December 31, 2016, respectively.

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
10. Subsequent Event
Our collaboration and license agreement with BMS (the “BMS Collaboration”), which we entered into in September 2017, became effective in November 2017 upon expiration of the waiting period provided by the Hart-Scott-Rodino Act. Under the BMS Collaboration, BMS has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with BMS immuno-oncology targets directed at up to eleven targets for an upfront payment of $105.0 million, payable on the effective date of the agreement, of which $101.4 million will be recognized as revenue under collaborative agreements in the fourth quarter of 2017. Targets, once selected, will be on an exclusive, global basis, with the exception of one co-exclusive target. BMS has elected several specified exclusive targets, including programmed death 1 (PD-1), and has the right to elect additional targets, some of which are subject to additional fees. The upfront license payment may be followed by event-based payments subject to BMS’s achievement of specified development, regulatory and sales-based milestones. In addition, BMS will pay royalties to us if products developed under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the BMS Collaboration continues in effect until the later of: (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the BMS Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. In the event such valid claims expire, the royalty rate is reduced for the remaining royalty term. BMS may terminate the agreement prior to expiration for any reason in its entirety upon prior written notice to us. Upon any such termination, the license granted to BMS (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.

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
The majority of our approved product and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. Our proprietary development pipeline consists primarily of pre-clinical and clinical stage product candidates in oncology. Our lead oncology program is PEGPH20 (PEGylated recombinant human hyaluronidase), a molecular entity we are developing in combination with currently approved cancer therapies as a candidate for the systemic treatment of tumors that accumulate HA. We have demonstrated that when HA accumulates in a tumor, it can cause higher pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. Through our efforts and efforts of our partners and collaborators, we are currently in Phase 3 clinical testing for PEGPH20 with ABRAXANE® (nab-paclitaxel) and gemcitabine in stage IV pancreatic ductal adenocarcinoma (PDA) (Halo 109-301), in Phase 1b clinical testing for PEGPH20 with KEYTRUDA® (pembrolizumab) in non-small cell lung cancer and gastric cancer (Halo 107-101), in Phase 1b/2 clinical testing for PEGPH20 with HALAVEN® (eribulin) in patients treated with up to two lines of prior therapy for HER2-negative metastatic breast cancer, in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq® (atezolizumab) in patients with previously treated metastatic PDA, in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq in patients with gastric cancer and in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq in patients with cholangiocarcinoma and gall bladder cancer (Halo 110-101/MATRIX).

We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as our ENHANZE™ Technology. We license the ENHANZE Technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the subcutaneous route of administration. We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Baxalta US Inc. and Baxalta GmbH (Baxalta Incorporated was acquired by Shire plc in June 2016) (Baxalta), Pfizer Inc. (Pfizer), Janssen Biotech, Inc. (Janssen), AbbVie, Inc. (AbbVie), Eli Lilly and Company (Lilly) and Bristol-Myers Squibb Company (BMS). We receive royalties from two of these collaborations, including royalties from sales of one product from the Baxalta collaboration and two products from the Roche collaboration. Future potential revenues from the sales and/or royalties of our approved products, product candidates, and ENHANZE collaborations will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
Our third quarter of 2017 and recent highlights include:

•
In October 2017, Janssen initiated a Phase 3 study of daratumumab combined with the ENHANZE Technology in amyloidosis patients, with additional Phase 3 studies in multiple myeloma and smoldering myeloma patients planned to initiate in the near term. We will receive a $15.0 million milestone payment from Janssen upon dosing of the third patient in the recently initiated study.

•	In October 2017, Genentech (a member of the Roche Group) initiated a Phase 1b/2 clinical trial evaluating PEGPH20 in combination with Tecentriq in patients with gastric cancer.

•
In October 2017, we initiated the second study in our clinical agreement with Genentech, a Phase 1b/2 open-label randomized study to assess Tecentriq in combination with PEGPH20 and chemotherapy in patients with cholangiocarcinoma and gall bladder cancer.

•
In September 2017, we entered into a collaboration and license agreement with BMS, under which BMS has the worldwide license to develop and commercialize products combining our ENHANZE Technology with BMS immuno-oncology targets directed at up to eleven targets for an upfront payment of $105.0 million payable on the effective date of the agreement. BMS has designated multiple immuno-oncology targets including programmed death 1 (PD-1) and has an option to select additional targets within five years from the effective date. The agreement became effective in November 2017 upon expiration of the waiting period provided by the Hart-Scott-Rodino Act.

•
In September 2017, we entered into an agreement with Roche for the right to develop and commercialize one additional exclusive target using our ENHANZE Technology for an upfront payment of $30.0 million.

•	In August 2017, Lilly initiated a Phase 1 study of an investigational new therapy in combination with rHuPH20.

•	In July 2017, Genentech initiated a Phase 1b/2 clinical trial evaluating PEGPH20 in combination with Tecentriq in patients with previously treated metastatic PDA.

Product and Product Candidates
We have one marketed proprietary product, three partnered products, one proprietary product candidate targeting several indications in various stages of development, and two preclinical product candidates. The following table summarizes our proprietary product and product candidate as well as products and product candidates under development with our collaborators:

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	RESEARCH FOCUS
ONCOLOGY PIPELINE AND PRODUCT CANDIDATES		
PEGPH20 with ABRAXANE® (nab-paclitaxel) and gemcitabine	Oncology	Pancreatic Cancer
PEGPH20 with KEYTRUDA® (pembrolizumab)	Oncology	Gastric/Non-Small Cell Lung Cancer
PEGPH20 with HALAVEN® (eribulin)	Oncology	Breast Cancer (Eisai)
PEGPH20 with TECENTRIQ® (atezolizumab)	Oncology	Pancreas (Genentech)
PEGPH20 with TECENTRIQ® (atezolizumab)	Oncology	Gastric (Genentech)
PEGPH20 with TECENTRIQ® (atezolizumab)	Oncology	Gall Bladder & Cholangiocarcinoma
HTI-1511: anti-EGFR Antibody-Drug Conjugate (ADC)	Oncology	Various
PEG-ADA2: PEGylated-Human Adenosine Deaminase 2	Oncology	Various

PRECLINICAL
PHASE 1
PHASE 2
PHASE 3
FILED
APPROVED

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
Pancreatic cancer indications:
Halo 109-201:
In January 2015, we presented the final results from Halo 109-201, a multi-center, international open label dose escalation Phase 1b clinical study of PEGPH20 in combination with gemcitabine for the treatment of patients with stage IV PDA at the 2015 Gastrointestinal Cancers Symposium (also known as ASCO-GI meeting). This study enrolled 28 patients with previously untreated stage IV PDA. Patients were treated with one of three doses of PEGPH20 (1.0, 1.6 and 3.0 µg/kg twice weekly for four weeks, then weekly thereafter) in combination with gemcitabine 1000 mg/m2 administered intravenously. In this study, the confirmed overall response rate (complete response + partial response confirmed on a second scan as assessed by an independent radiology review) was 29 percent (7 of 24 patients) for those treated at therapeutic dose levels of PEGPH20 (1.6 and 3.0 µg/kg). Median progression-free survival (PFS) was 154 days (95% CI, 50-166) in the efficacy-evaluable population (n = 24). Among efficacy-evaluable patients with baseline tumor HA staining (n = 17), the median PFS in patients with high baseline tumor HA staining (6/17 patients) was substantially longer, 219 days, than in the patients with low baseline tumor HA staining (11/17 patients), 108 days. Median overall survival (OS) was 200 days (95% CI, 123-370) in the efficacy-evaluable population (n = 24). Among efficacy-evaluable patients with baseline tumor HA staining (n = 17), the median OS in patients with high baseline tumor HA staining (6/17 patients) was substantially longer, 395 days, than in the patients with low baseline tumor HA staining (11/17 patients), 174 days. The most common treatment-emergent adverse events (occurring in ≥ 15% of patients) were peripheral edema, muscle spasms, thrombocytopenia, fatigue, myalgia, anemia, and nausea. Thromboembolic (TE) events were reported in 8 patients (28.6%) and musculoskeletal events were reported in 21 patients (75%) which were generally grade 1/2 in severity.
Halo 109-202:
In the second quarter of 2013, we initiated Halo 109-202, a Phase 2 multicenter randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV PDA. The study was designed to enroll patients who would receive gemcitabine and nab-paclitaxel (ABRAXANE®) either with or without PEGPH20. The primary endpoint is to measure the improvement in PFS in patients receiving PEGPH20 plus gemcitabine and ABRAXANE (PAG arm) compared to those who are receiving gemcitabine and ABRAXANE alone (AG arm). In April 2014, after 146 patients had been enrolled, the trial was put on clinical hold by Halozyme and the FDA to assess a question raised by the Data Monitoring Committee regarding a possible difference in the TE events rate between the group of patients treated in the PAG arm versus the group of patients treated in the AG arm. This portion of the study and patients in this portion are now referred to as Stage 1. At the time of the clinical hold all patients remaining in the study continued on gemcitabine and ABRAXANE. In July 2014, Halo 109-202 was reinitiated (Stage 2) under a revised protocol, which excludes patients that are expected to be at a greater risk for TE events. The revised protocol provides for thromboembolism prophylaxis of all patients in both arms of the study with low molecular weight heparin, and adds evaluation of the TE events rate in Stage 2 PEGPH20-treated patients as a co-primary end point. Stage 2 of Halo 109-202 enrolled an additional 133 patients, to add to the 146 patients already in the clinical trial, with a 2:1 randomization for the PAG arm compared to the AG arm.
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
Halo 109-301:
In March 2015, we met with the FDA to discuss both the interim efficacy and safety data from Halo 109-202, which included the potential risk profile including TE event rate. Based on the feedback from that meeting, we proceeded with a Phase 3 clinical study (Halo 109-301) of PEGPH20 in patients with stage IV PDA, using a design allowing for potential marketing application based on PFS (accelerated approval pathway) or OS. The study will enroll patients whose tumors accumulate high levels of HA measured using the Ventana companion diagnostic test. The FDA provided feedback on the current companion diagnostic approach and confirmed that an approved IDE is required for the Phase 3 study.
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
In March 2016, we dosed the first patient in Halo 109-301, a Phase 3 multicenter randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV PDA. The study will evaluate the effects on PFS and OS of PEGPH20 with gemcitabine and ABRAXANE compared with gemcitabine and ABRAXANE alone in stage IV PDA patients. In September 2017, our independent Data Safety Monitoring Committee met to review ongoing safety data from the trial and informed us the study should proceed as planned. Approximately 220 sites in 22 countries located in North America, Europe, South America and Asia have been initiated to participate in the HALO 301 study. An interim analysis will be conducted for our first primary endpoint when we achieve the target number of PFS events. We project that the target number of PFS events will be achieved in the fourth quarter of 2018. At that time we project we will have enrolled approximately 500 patients.
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
Clinical collaboration:
In October 2016, we announced that PEGPH20 will be included in a pancreatic cancer clinical trial initiative called Precision Promise, an initiative that aims to change the current treatment approach to pancreatic cancer by offering options to patients based on the molecular profile of their tumor. This is being accomplished through the Pancreatic Cancer Action Network leading a collaboration that brings together clinicians, researchers, and drug developers. Pancreatic Cancer Action Network continues to work to finalize the trial design and protocol which is expected to start in 2018.
Other indications outside of pancreatic cancer:
Halo 107-101:
In November 2015, we initiated a Phase 1b study exploring the combination of PEGPH20 and KEYTRUDA®, an immuno-oncology agent in relapsed non-small cell lung cancer (NSCLC) and gastric cancer. In December 2016, we identified a dose of PEGPH20, namely 2.2 ug/kg, to move into the dose expansion phase of the study with KEYTRUDA in combination with PEGPH20. We are enrolling both NSCLC and gastric cancer patients prospectively based on a patient being determined to be HA-High using the Ventana companion diagnostic test. In September 2017, our standing Independent Data Monitoring Safety Committee met to review ongoing safety data from the trial and informed us that the study should proceed with study protocol modifications to exclude patients at risk and increase liver safety monitoring, after observing clinical and laboratory signs of hepato-biliary dysfunction.

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
In November 2016, we entered into an agreement with Genentech, a member of the Roche Group, to collaborate on clinical studies to evaluate their cancer immunotherapy Tecentriq, an anti-PD-L1 monoclonal antibody, in combination with PEGPH20, in up to eight different tumor types. Genentech initiated a Phase 1b/2 clinical trial in patients with previously treated metastatic PDA in July 2017 and a Phase 1b/2 clinical trial in patients with gastric cancer in October 2017, as part of its Morpheus master protocol. We will supply PEGPH20 for the Genentech-funded studies. In October 2017, we initiated a Phase 1b/2 clinical trial to assess Tecentriq with PEGPH20 in patients with cholangiocarcinoma and gall bladder cancer (Halo 110-101/MATRIX). Genentech will supply Tecentriq for the Halozyme sponsored study.
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
Other Pipeline Assets
HTI-1511: HTI-1511 is a novel antibody-drug conjugate (ADC) targeting epidermal growth factor receptor (EGFR) to treat solid tumors, including those with drug-resistant mutations. We are exploring potential collaboration or partnership interest in this program prior to making additional investments in the development of HTI-1511.
PEG-ADA2: PEGylated adenosine deaminase 2, or PEG-ADA2, is an immune checkpoint inhibitor that targets adenosine, which may accumulate to high levels in the tumor microenvironment and has been linked to immunosuppression. We are currently in preclinical development with PEG-ADA2 and are exploring potential collaboration or partnership interest in this program prior to making additional investments in the development of PEG-ADA2.
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
In September 2017, we and Roche entered into an agreement providing Roche the right to develop and commercialize one additional exclusive target using our ENHANZE Technology (the 2017 Roche Collaboration). The upfront license payment may be followed by event-based payments subject to Roche’s achievement of specified development, regulatory and sales-based milestones. In addition, Roche will pay royalties to us if products under the collaboration are commercialized.
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

Janssen Collaboration
In December 2014, we and Janssen entered into a collaboration and license agreement, under which Janssen has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Janssen proprietary biologics directed to up to five targets. Targets may be selected on an exclusive basis. Janssen has elected CD38 as the first target on an exclusive basis. In November 2015, Janssen initiated dosing in a Phase 1b clinical trial evaluating subcutaneous delivery of daratumumab, directed at CD38, using ENHANZE Technology, in multiple myeloma patients. In December 2016, Janssen announced results of the trial, which supported continued development of daratumumab with rHuPH20. In October 2017, Janssen initiated a Phase 3 study of daratumumab combined with the ENHANZE Technology in amyloidosis patients, with additional Phase 3 studies in multiple myeloma and smoldering myeloma patients planned to initiate in the near term.
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
BMS Collaboration
In September 2017, we and BMS entered into a collaboration and license agreement, under which BMS will have the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with BMS immuno-oncology targets directed at up to eleven targets upon effectiveness of the agreement. The agreement became effective in November 2017 upon expiration of the waiting period provided by the Hart-Scott-Rodino Act. BMS has designated multiple immuno-oncology targets including programmed death 1 (PD-1) and has an option to select additional targets within five years from the effective date.
For a further discussion of the material terms of our collaboration agreements, refer to Note 4, Collaborative Agreements and Note 10, Subsequent Event to our condensed consolidated financial statements.
Results of Operations
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Product Sales, Net – Product sales, net were as follows (in thousands):

	Three Months Ended
	September 30,
	2017	2016	Change
Sales of bulk rHuPH20:
Roche	$5,947	$6,758	$(811)
Baxalta	3,302	2,618	684
Other	499	245	254
Sales of Hylenex	3,841	3,710	131
Total product sales, net	$13,589	$13,331	$258

Product sales, net increased in the three months ended September 30, 2017 compared to the same period in 2016, mainly due to a increase in the sales of bulk rHuPH20 to Baxalta and others and an increase in the sales of Hylenex, offset by a decrease in sales of bulk rHuPH20 to Roche. We expect that product sales of bulk rHuPH20 will fluctuate in future periods based on the needs of our collaborators. In 2016, we performed services for Roche to bring on-line a second contract manufacturing facility for bulk rHuPH20. This new facility will become the primary source for Roche of bulk rHuPH20 once it receives regulatory approval. As a result, we anticipate Roche will deplete their existing inventory of rHuPH20 ahead of the transition to the new facility, which will result in lower bulk product sales during 2017 and 2018. We expect that future product sales of Hylenex to be flat or experience modest growth, although there may be periods with declining revenue as we experience competition for market share.
Royalties – Royalty revenue was $17.1 million for the three months ended September 30, 2017 compared to $13.0 million for the three months ended September 30, 2016. The increase was driven by higher sales of Herceptin SC and MabThera SC (RITUXAN HYCELA™ in the U.S.) by Roche and of HYQVIA by Baxalta. We recognize royalties on sales of the collaboration products by the collaborators in the quarter following the quarter in which the corresponding sales occurred. In general, we expect royalty revenue to increase in future periods reflecting expected increases in sales of collaboration products, although there may be periods with flat or declining royalty revenue as sales of products under collaborations vary.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended
	September 30,
	2017	2016	Change
Upfront license fees, license fees for the election of additional targets, license maintenance fees and amortization of deferred upfront and other license fees and event-based payments:
Roche	$30,831	$831	$30,000
Baxalta	192	192	—
	31,023	1,023	30,000
Reimbursements for research and development services	2,000	4,463	(2,463)
Total revenues under collaborative agreements	$33,023	$5,486	$27,537
Revenue from license fees increased in the three months ended September 30, 2017, compared to the same period in 2016 due to a $30.0 million upfront license fee for the 2017 Roche Collaboration recognized in the three months ended September 30, 2017 and no such revenue recognized in the three months ended September 30, 2016. Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and amortization of deferred upfront and other license fees and event-based payments vary from period to period based on our ENHANZE collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements. The BMS Collaboration went effective in November 2017, triggering revenue recognition related to the upfront license payment of $101.4 million in the fourth quarter of 2017.
Revenue from reimbursements for research and development services decreased in the three months ended September 30, 2017, compared to the same period in 2016 mainly due to a decrease in services provided to Roche related to work associated with bringing on-line a second contract manufacturing facility. The validation of the new facility was completed in the second quarter of 2017 and, therefore, we expect to continue to see a decrease in research and development service revenue from Roche going forward. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount and timing of future revenues related to reimbursable research and development services is uncertain.
Cost of Product Sales – Cost of product sales were $8.3 million for the three months ended September 30, 2017 compared to $9.1 million for the three months ended September 30, 2016. The decrease of $0.8 million in cost of product sales was mainly due to a decrease in sales of bulk rHuPH20 to Roche.

Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Three Months Ended
	September 30,
Programs	2017	2016	Change
PEGPH20	$29,279	$24,248	$5,031
ENHANZE collaborations and rHuPH20 platform	4,081	6,139	(2,058)
Other	633	3,476	(2,843)
Total research and development expenses	$33,993	$33,863	$130
Research and development expenses relating to our PEGPH20 programs for the three months ended September 30, 2017 increased by 21%, compared to the same period in 2016, primarily due to increased clinical trial activities. We expect PEGPH20 program expenses to increase in future periods reflecting expected increases in our PEGPH20 development activities.
Research and development expenses relating to our ENHANZE collaborations and our rHuPH20 platform for the three months ended September 30, 2017 decreased by 34%, compared to the same period in 2016, primarily due to a decrease in manufacturing expenses related to Roche, due to work associated with bringing on-line a second contract manufacturing facility. As we completed the validation of the new manufacturing facility in the second quarter of 2017, we expect these expenses to continue to decrease going forward. The rHuPH20 platform includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Research and development expenses relating to other programs for the three months ended September 30, 2017 decreased by 82%, compared to the same period in 2016, due to a decrease in preclinical development of HTI-1511 and PEG-ADA2.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses were $13.3 million for the three months ended September 30, 2017 compared to $11.6 million for the three months ended September 30, 2016. The increase of $1.7 million, or 15%, was primarily due to an increase in compensation expense including stock compensation. We expect SG&A expenses to increase moderately in future periods as our operations expand.
Interest Expense – Interest expense was $5.5 million for the three months ended September 30, 2017 compared to $5.3 million for the three months ended September 30, 2016. The increase of $0.2 million was primarily due to an increase in the Royalty-backed Loan balance.
Income Tax Expense – Income tax expense was $0.6 million for the three months ended September 30, 2017 compared to $1.3 million for the three months ended September 30, 2016 and was comprised of U.S. federal alternative minimum tax. For the three months ended September 30, 2017, we generated taxable income in the U.S., which was partially offset by utilizing net operating losses carried forward from earlier years.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Product Sales, Net – Product sales, net were as follows (in thousands):

	Nine Months Ended
	September 30,
	2017	2016	Change
Sales of bulk rHuPH20
Roche	$16,543	$19,563	$(3,020)
Baxalta	9,328	7,538	1,790
Other	954	1,122	(168)
Sales of Hylenex	10,978	11,747	(769)
Total product sales, net	$37,803	$39,970	$(2,167)
Product sales, net decreased in the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to a decrease in the sale of bulk rHuPH20 to Roche and a decrease in the sales of Hylenex, offset by an increase in the sale of bulk rHuPH20 to Baxalta. We expect that product sales of bulk rHuPH20 will fluctuate in future periods based on the needs of our collaborators. In 2016, we performed services for Roche to bring on-line a second contract manufacturing facility for bulk rHuPH20. This new facility will become the primary source for Roche of bulk rHuPH20 once it receives regulatory approval. As a result, we anticipate Roche will deplete their existing inventory of rHuPH20 ahead of the transition to the new facility, which will result in lower bulk product sales during 2017 and 2018. We expect that future product sales of Hylenex to be flat or experience modest growth, although there may be periods with declining revenue as we experience competition for market share.
Royalties – Royalty revenue was $45.8 million for the nine months ended September 30, 2017 compared to $36.7 million for the nine months ended September 30, 2016. The increase was driven by higher sales of Herceptin SC and MabThera SC (RITUXAN HYCELA in the U.S.) by Roche and of HYQVIA by Baxalta. We recognize royalties on sales of the collaboration products by the collaborators in the quarter following the quarter in which the corresponding sales occurred. In general, we expect royalty revenue to increase in future periods reflecting expected increases in sales of collaboration products, although there may be periods with flat or declining royalty revenue as sales of products under collaborations vary.

Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Nine Months Ended
	September 30,
	2017	2016	Change
Upfront license fees, license fees for the election of additional targets, license maintenance fees and amortization of deferred upfront and other license fees and event-based payments:
Roche	$32,496	$2,496	$30,000
Baxalta	574	574	—
Lilly	—	8,000	(8,000)
AbbVie	—	6,000	(6,000)
Pfizer	—	2,500	(2,500)
Other	—	250	(250)
	33,070	19,820	13,250
Reimbursements for research and development services:
Roche	6,928	9,897	(2,969)
Janssen	2,038	859	1,179
Baxalta	1,168	159	1,009
Lilly, Pfizer, and other	203	288	(85)
	10,337	11,203	(866)
Total revenues under collaborative agreements	$43,407	$31,023	$12,384
Revenue from license fees increased in the nine months ended September 30, 2017, compared to the same period in 2016 due to a $30.0 million upfront license fee for the 2017 Roche Collaboration recognized in the nine months ended September 30, 2017 compared to $15.5 million in license and milestone revenue in connection with the Lilly, AbbVie and Pfizer collaborations recognized in the nine months ended September 30, 2016. Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and amortization of deferred upfront and other license fees and event-based payments vary from period to period based on our ENHANZE collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Revenue from reimbursements for research and development services decreased in the nine months ended September 30, 2017, compared to the same period in 2016 mainly due to a decrease in services provided to Roche related to the validation of a new manufacturing facility, partially offset by an increase in services provided to Janssen and Baxalta. The validation of the new Roche facility was completed in the second quarter of 2017 and, therefore, we expect to continue to see a decrease in research and development service revenue from Roche going forward. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Cost of Product Sales – Cost of product sales were $23.7 million for the nine months ended September 30, 2017 compared to $25.2 million for the nine months ended September 30, 2016. The decrease of $1.5 million in cost of product sales was mainly due to a decrease in sales of bulk rHuPH20 to Roche.

Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Nine Months Ended
	September 30,
Programs	2017	2016	Change
PEGPH20	$89,023	$81,119	$7,904
ENHANZE collaborations and rHuPH20 platform	13,305	19,661	(6,356)
Other	6,939	8,713	(1,774)
Total research and development expenses	$109,267	$109,493	$(226)
Research and development expenses relating to our PEGPH20 program for the nine months ended September 30, 2017 increased by 10%, compared to the same period in 2016, primarily due to increased clinical trial activities. We expect these expenses to increase in future periods reflecting expected increases in our PEGPH20 development activities.
Research and development expenses relating to our ENHANZE collaborations and our rHuPH20 platform for the nine months ended September 30, 2017 decreased by 32%, compared to the same period in 2016, primarily due to a decrease in manufacturing expenses related to Roche, due to work associated with bringing on-line a second contract manufacturing facility. As we completed the validation of the new manufacturing facility in the second quarter of 2017, we expect these expenses to continue to decrease going forward. The rHuPH20 platform includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Research and development expenses relating to other programs for the nine months ended September 30, 2017 decreased by 20%, compared to the same period in 2016, due to a decrease in preclinical development of HTI-1511 and PEG-ADA2.
Selling, General and Administrative – SG&A expenses were $39.0 million for the nine months ended September 30, 2017 compared to $33.6 million for the nine months ended September 30, 2016. The increase of $5.4 million, or 16%, was primarily due to an increase in compensation expense including stock compensation. We expect SG&A expenses to increase moderately in future periods as our operations expand.
Interest Expense – Interest expense was $16.5 million for the nine months ended September 30, 2017 compared to $14.4 million for the nine months ended September 30, 2016. The increase of $2.1 million was primarily due to interest expense incurred on the Royalty-backed Loan we received in January 2016.
Income Tax Expense – Income tax expense was $1.0 million for the nine months ended September 30, 2017 compared to $1.6 million for the nine months ended September 30, 2016 and was comprised of U.S. federal alternative minimum tax. For the nine months ended September 30, 2017, we generated taxable income in the U.S., which was partially offset by utilizing net operating losses carried forward from earlier years.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of September 30, 2017, we had cash, cash equivalents and marketable securities of $316.9 million. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements will depend on the progress and success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and commercialization activities. The amount of cash on hand will depend on the progress of various preclinical and clinical programs, the timing of our manufacturing scale-up and the achievement of various milestones and royalties under our existing collaborative agreements.

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
In February 2017, we filed an automatic shelf registration statement on Form S-3 (Registration No. 333-216315) with the SEC, which allow us, from time to time, to offer and sell equity, debt securities and warrants to purchase any of such securities, either individually or in units. In May 2017, we completed an underwritten public offering pursuant to which we sold 11.5 million shares of common stock, generating $134.9 million in net proceeds, after deducting underwriting discounts and comissions and other offering expenses. We may, in the future, offer and sell additional equity, debt securities and warrants to purchase any of such securities, either individually or in units to raise capital to fund the continued development of our product candidates, the commercialization of our products or for other general corporate purposes.
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
Cash Flows
Operating Activities
Net cash used in operations was $19.2 million for the nine months ended September 30, 2017 compared to $34.6 million for the nine months ended September 30, 2016. The $15.4 million decrease in utilization of cash in operations was mainly due to a decrease in operating loss and an increase in working capital for the nine months ended September 30, 2017 compared to the corresponding period in the prior year.
Investing Activities
Net cash used in investing activities was $14.7 million for the nine months ended September 30, 2017 compared to net cash used in investing activities of $97.8 million for the nine months ended September 30, 2016. The decrease in net cash used in investing activities was primarily due to the increase in proceeds from sales of marketable securities for the nine months ended September 30, 2017.
Financing Activities
Net cash provided by financing activities was $131.6 million for the nine months ended September 30, 2017, due primarily to $134.9 million in net proceeds from the sale of common stock in May 2017 compared to $150.3 million for the nine months ended September 30, 2016, when we drew net proceeds of $148.0 million on the Royalty-backed Loan.

Long-Term Debt
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty LLC (Halozyme Royalty), we received a $150 million loan (the Royalty-backed Loan) pursuant to a credit agreement (the Credit Agreement) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the Royalty-backed Lenders). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (Collaboration Agreements). The royalty payments from the Collaboration Agreements will be used to repay the principal and interest on the loan (the Royalty Payments).  The Royalty-backed Loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. The interest rate as of September 30, 2017 was 10.1%. The outstanding balance of the Royalty-backed Loan as of September 30, 2017 was $151.3 million, inclusive of payment-in-kind interest expense of $2.2 million and net of unamortized debt discount of $0.9 million.
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
Oxford and SVB Loan and Security Agreement
In June 2016, we entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford) and Silicon Valley Bank (SVB) (collectively, the Lenders), providing a senior secured loan facility of up to an aggregate principal amount of $70 million, comprising a $55.0 million draw in June 2016 and an additional $15.0 million tranche, which we had the option to draw during the second quarter of 2017 and did not exercise. The proceeds were partially used to pay the outstanding principal and final payment owed on a previous loan agreement with the Lenders. The remaining proceeds are being used for working capital and general business requirements. The Loan Agreement repayment schedule provides for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of January 1, 2021. The Loan Agreement provides for a final payment equal to 5.50% of the initial $55 million principal amount. The final payment is due when the Loan Agreement becomes due or upon the prepayment of the facility. We have the option to prepay the outstanding balance of the Loan Agreement in full, subject to a prepayment fee of 2% in the first year and 1% in the second year of the term loan. The outstanding term loan balance was $55.6 million as of September 30, 2017, inclusive of $1.0 million of accretion of the final payment and net of unamortized debt discount related to offering costs of $0.4 million.

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
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
Relative to expenses incurred in our operations, we have generated only limited revenues from product sales, royalties, licensing fees, milestone payments, bulk rHuPH20 supply payments and research reimbursements to date and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, royalties, licensing fees, research reimbursements, bulk rHuPH20 supply payments and/or milestone payments, we expect to incur significant operating losses over the next few years. We have never been profitable, and we may never become profitable. Through September 30, 2017, we have incurred aggregate net losses of $646.3 million.
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
In view of our stage of development, business prospects, the nature of our capital structure and general market conditions, if we are required to raise additional capital in the future, the additional financing may not be available on favorable terms, or at all. If additional capital is not available on favorable terms when needed, we will be required to raise capital on adverse terms or significantly reduce operating expenses through the restructuring of our operations or deferral of one or more product development programs. If we raise additional capital, a substantial number of additional shares may be issued, which may negatively affect our stock price and these additional shares will dilute the ownership interest of our current investors.
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
We routinely evaluate our business strategy, and may modify this strategy in the future in light of our assessment of unmet medical needs, growth potential, resource requirements, regulatory issues, competition, risks and other factors. As a result of these strategic evaluations, we may focus our resources and efforts on one or a few programs or fields and may suspend or reduce our efforts on other programs and fields. For example, in the third quarter of 2014, we decided to focus our resources on advancing PEGPH20 and expanding utilization of our ENHANZE Technology. While we believe these are applications with the greatest potential value, we have reduced the diversification of our programs and increased our dependence on the success of the areas we are pursuing. By focusing on one or a few areas, we increase the potential impact on us if one of those programs or product candidates does not successfully complete clinical trials, achieve commercial acceptance or meet expectations regarding sales and revenue. Our decision to focus on one or a few programs may also reduce the value of programs that are no longer within our principal strategic focus, which could impair our ability to pursue collaborations or other strategic alternatives for those programs we are not pursuing.
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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. The high and low sales prices of our common stock during the twelve months ended September 30, 2017 were $17.62 and $8.18, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

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
Additional provisions of the PPACA may negatively affect our revenues in the future. For example, the PPACA imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to U.S. government programs that we believe will impact our revenues from our products. In addition, as part of the PPACA’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program, we will also be required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries under this prescription drug program. Recently, Congress and the new administration have proposed and taken various steps to revise, repeal or delay implementation of, various aspects of the Healthcare Reform Act. We expect that the PPACA, as it may be amended, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase our product sales or successfully commercialize our product candidates and could limit or eliminate our future spending on development projects.
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
There have been no material changes in our market risks during the quarter ended September 30, 2017.
As of September 30, 2017, our cash equivalents and marketable securities consisted of investments in money market funds, U.S. Treasury securities, corporate debt obligations and commercial paper. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. Based on our current investment portfolio as of September 30, 2017, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

3.1	Composite Certificate of Incorporation (1)

3.2	Bylaws, as amended (2)

10.1	First Amendment to Amended and Restated Lease (11388 Sorrento Valley Road), dated June 30, 2017 (3)

10.2	First Amendment to Lease (11404 and 11408 Sorrento Valley Road), dated June 30, 2017 (3)

10.3	Second Modification to Lease (11436 Sorrento Valley Road), dated June 30, 2017 (3)

10.4	Transition Services Agreement and General Release of Claims, effective as of September 29, 2017, and Consulting Agreement, effective as of September 30, 2017 (4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2013 (File No. 001-32335).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 19, 2016 (File No. 001-32335).

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 5, 2017 (File No. 001-32335).

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed September 29, 2017 (File No. 001-32335).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	November 7, 2017	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 7, 2017	/s/ Laurie D. Stelzer
Laurie D. Stelzer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)