Form 10-K
period 2017-12-31
HALOZYME THERAPEUTICS INC
filed 2018-02-20
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes        ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐  Yes        ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes        ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes        ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes        ☒    No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017 was approximately $1.3 billion based on the closing price on the NASDAQ Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 143,076,590 as of February 13, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

HALOZYME THERAPEUTICS, INC.

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
References to “Halozyme,” “the Company,” “we,” “us,” and “our” refer to Halozyme Therapeutics, Inc. and its wholly owned subsidiary, Halozyme, Inc., and Halozyme, Inc.’s wholly owned subsidiaries, Halozyme Holdings Ltd., Halozyme Royalty LLC, Halozyme Switzerland GmbH and Halozyme Switzerland Holdings GmbH. References to “Notes” refer to the Notes to Consolidated Financial Statements included herein (refer to Part II, Item 8).
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

The majority of our approved product and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 is the active ingredient in our first commercially approved product, Hylenex® recombinant, and it works by temporarily breaking down hyaluronan (or HA), a naturally occurring complex carbohydrate that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. We believe this temporary degradation creates an opportunistic window for the improved subcutaneous delivery of injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as our ENHANZE® Technology. We license the ENHANZE Technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the subcutaneous route of administration.
We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Baxalta US Inc. and Baxalta GmbH (Baxalta Incorporated was acquired by Shire plc in June 2016) (Baxalta), Pfizer Inc. (Pfizer), Janssen Biotech, Inc. (Janssen), AbbVie, Inc. (AbbVie), Eli Lilly and Company (Lilly), Bristol-Myers Squibb Company (BMS) and Alexion Pharma Holding (Alexion). We receive royalties from two of these collaborations, including royalties from sales of one product from the Baxalta collaboration and two products from the Roche collaboration. Future potential revenues from the sales and/or royalties of our approved products, product candidates, and ENHANZE collaborations will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
Our proprietary development pipeline consists primarily of pre-clinical and clinical stage product candidates in oncology. Our lead oncology program is pegvorhyaluronidase alfa (PEGPH20, PEGylated recombinant human hyaluronidase), a molecular entity we are developing in combination with currently approved cancer therapies as a candidate for the systemic treatment of tumors that accumulate HA. We have demonstrated that when HA accumulates in a tumor, it can cause higher pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. PEGPH20 has been demonstrated in animal models to work by temporarily degrading HA surrounding cancer cells resulting in reduced pressure and increased blood flow to the tumor thereby enabling increased amounts of anticancer treatments administered concomitantly gaining access to the tumor. Through our efforts and efforts of our partners and collaborators, we are currently in Phase 3 clinical testing for PEGPH20 with ABRAXANE® (nab-paclitaxel) and gemcitabine in stage IV pancreatic ductal adenocarcinoma (“PDA”) (HALO 109-301), in Phase 1b clinical testing for PEGPH20 with KEYTRUDA® (pembrolizumab) in non-small cell lung cancer and gastric cancer (HALO 107-101), in Phase 1b/2 clinical testing for PEGPH20 with HALAVEN® (eribulin) in patients treated with up to two lines of prior therapy for HER2-negative metastatic breast cancer, in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq® (atezolizumab) in patients with previously treated metastatic PDA, in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq in patients with gastric cancer and in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq in patients with cholangiocarcinoma and gall bladder cancer (HALO 110-101/MATRIX).
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
Strategy
During 2017, we continued our strategy of focusing on developing our oncology pipeline and expanding our collaborations for ENHANZE Technology. This business model allows for revenue garnered from collaboration products to help fund our investment in PEGPH20 clinical development, with the goal of a future product approval that will support sustained growth.
Key aspects of our corporate strategy include the following:

•
Focus on our oncology pipeline. We are currently developing PEGPH20, our investigational new drug candidate, in multiple different tumors that accumulate high levels of HA. PEGPH20 is in Phase 3 development in stage IV PDA and multiple Phase 1b/2 studies for various tumor types. Over time, it is our goal to study additional types of cancer and to advance this program toward regulatory approval and commercial launch. In addition, we have a novel oncology preclinical asset.

•
Focus on our ENHANZE platform. We currently have eight collaborations with three current product approvals and additional product candidates in development. We intend to work with our existing collaborators to expand our collaborations to add new targets and develop targets and product candidates under the terms of the operative agreements. In addition, we will continue our efforts to enter into new collaborations to further derive additional value from our proprietary technology.

Product and Product Candidates
We have one marketed proprietary product, three partnered products, one proprietary product candidate targeting several indications in various stages of development, and one preclinical product candidate. The following table summarizes our proprietary product and product candidate as well as products and product candidates under development with our collaborators:

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	RESEARCH FOCUS
ENHANZE™ COLLABORATION PRODUCT CANDIDATES		
Roche (Total of 9 potential targets)		
PERJETA® (pertuzumab)	Oncology	Breast Cancer
	Undisclosed	
Pfizer (Total of 6 potential targets)		
Janssen (Total of 5 potential targets)		
(DARZALEX®) daratumumab	Oncology	Amyloidosis
		Smoldering Myeloma
		Multiple Myeloma (2L+)
		Multiple Myeloma (4L)
		Multiple Myeloma (1L+)
		Multiple Myeloma (3L+)
AbbVie (Total of 9 potential targets)		
Lilly (Total of 5 potential targets)	Undisclosed	
BMS (Total of 11 potential targets)	Oncology	
Alexion (Total of 4 potential targets)	Undisclosed	

PRECLINICAL
PHASE 1
PHASE 2
PHASE 3
FILED
APPROVED

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
Cancer malignancies, including pancreatic, lung, breast, gastric, and biliary tract cancers can accumulate high levels of HA and therefore we believe that PEGPH20 has the potential to help patients with these types of cancer when used with certain currently approved cancer therapies. Among solid tumors, PDA has been reported to be associated with the highest frequency of HA accumulation. There are approximately 65,000 annual diagnoses of PDA in the United States and the European Union, and we estimate that 35-40% have high levels of HA.

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
HALO 109-202:
In the second quarter of 2013, we initiated HALO 109-202 (HALO-202), a Phase 2 multicenter randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV PDA. The study was designed to enroll patients who would receive gemcitabine and nab-paclitaxel (ABRAXANE®) either with or without PEGPH20. The primary endpoint is to measure the improvement in PFS in patients receiving PEGPH20 plus gemcitabine and ABRAXANE (PAG arm) compared to those who are receiving gemcitabine and ABRAXANE alone (AG arm). In April 2014, after 146 patients had been enrolled, the trial was put on clinical hold by Halozyme and the FDA to assess a question raised by the Data Monitoring Committee regarding a possible difference in the TE events rate between the group of patients treated in the PAG arm versus the group of patients treated in the AG arm. This portion of the study and patients in this portion are now referred to as Stage 1. At the time of the clinical hold all patients remaining in the study continued on gemcitabine and ABRAXANE. In July 2014, HALO-202 was reinitiated (Stage 2) under a revised protocol, which excludes patients that are expected to be at a greater risk for TE events. The revised protocol provides for thromboembolism prophylaxis of all patients in both arms of the study with low molecular weight heparin, and adds evaluation of the TE events rate in Stage 2 PEGPH20-treated patients as a co-primary end point. Stage 2 of HALO-202 enrolled an additional 133 patients, to add to the 146 patients already in the clinical trial, with a 2:1 randomization for the PAG arm compared to the AG arm.

In March 2016, our partner Ventana received approval for an investigational device exemption (IDE) application from the FDA for our companion diagnostic test to enable patient selection in our Phase 3 Study HALO-301 of PEGPH20 in HA-High patients. Based on the cutpoint for the Ventana diagnostic, we expect approximately 35 to 40 percent of stage IV PDA patients to have HA-High tumors, similar to the previously reported interim results from Stage 1 of Study HALO-202 using the Halozyme prototype assay.
In January 2017, we announced topline results from the combined analysis of Stage 1 and Stage 2, and Stage 2 alone, based on a December 2016 data cutoff. The combined analysis included 135 treated patients in Stage 1, of whom a total of 45 patients (24 in the PAG arm and 21 in the AG arm) were determined to have high HA, and 125 treated patients in Stage 2, of whom a total of 35 patients (24 in the PAG arm and 11 in the AG arm) were determined to have high HA. This analysis of secondary and exploratory endpoints was conducted using the Ventana companion diagnostic to prospectively identify high levels of HA. The key results showed in the combined Stage 1 and Stage 2 dataset:

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

In June 2017, results from Study HALO-202 were presented at the ESMO World Congress of Gastrointestinal Cancer and the Annual Meeting of the American Society of Clinical Oncology (ASCO). HALO-202 is an ongoing study with an open database, and has completed enrollment. We continue to collect and receive data on both Stage 1 and Stage 2 patients. When the database is considered complete and locked, an updated analysis and Final Study Report will be generated.
HALO 109-301:
In March 2015, we met with the FDA to discuss both the interim efficacy and safety data from HALO-202, which included the potential risk profile including TE event rate. Based on the feedback from that meeting, we proceeded with HALO 109-301 (HALO-301), a Phase 3 clinical study of PEGPH20 in patients with stage IV PDA, using a design allowing for potential marketing application based on PFS (accelerated approval pathway) or OS. The study will enroll patients whose tumors accumulate high levels of HA measured using the Ventana companion diagnostic test. The FDA provided feedback on the current companion diagnostic approach and confirmed that an approved IDE is required for the Phase 3 study.

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
In March 2016, we dosed the first patient in HALO-301, a Phase 3 multicenter randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV PDA. The study will evaluate the effects on PFS and OS of PEGPH20 with gemcitabine and ABRAXANE compared with gemcitabine and ABRAXANE alone in stage IV PDA patients. In September 2017, our independent Data Safety Monitoring Committee met to review ongoing safety data from the trial and informed us the study should proceed as planned. Approximately 235 sites in 22 countries located in North America, Europe, South America and Asia have been initiated to participate in the HALO-301 study. An interim analysis will be conducted for our first primary endpoint when we achieve the target number of PFS events. We project that the target number of PFS events will be achieved in the fourth quarter of 2018. At that time we project we will have enrolled approximately 500 patients.
SWOG Study S1313:
In October 2013, SWOG, a cancer research cooperative group of more than 4,000 researchers in over 500 institutions around the world, initiated a 144 patient Phase 1b/2 randomized clinical trial in some of their study centers, examining PEGPH20 in combination with modified FOLFIRINOX chemotherapy compared to modified FOLFIRINOX treatment alone in patients with stage IV PDA (funded by the National Cancer Institute). As announced in March 2017, SWOG stopped enrollment in the Phase 1b/2 trial. While PEGPH20 is a targeted investigational therapy for patients with high levels of HA, the SWOG study was enrolling patients irrespective of HA levels, referred to as an all-comer population. During a planned early futility analysis, SWOG’s independent Data Monitoring Committee found, based on preliminary data, that the addition of PEGPH20 given every two weeks to modified FOLFIRINOX in this all-comer population would be unlikely to demonstrate a statistically significant improvement in the primary endpoint of overall survival. SWOG further reported that a higher rate of death was observed in the PEGPH20 arm versus modified FOLFIRINOX alone. SWOG has stopped the study and continues its ongoing effort to collect and clean outstanding data. In January 2018, SWOG presented final data of the all-comers population at the ASCO-GI conference. The median overall survival was 7.7 months for the PEGPH20 arm vs. 14.4 months in the modified FOLFIRINOX alone arm. Also, increased GI-toxicities and substantially shorter median treatment duration for modified FOLFIRINOX were reported for the PEGPH20 arm compared to the modified FOLFIRINOX alone arm. Collection of biopsy samples from participating sites, to the extent available, is ongoing to potentially enable an HA biomarker subgroup analysis. Our PEGPH20 studies and clinical collaborations in combination with agents other than modified FOLFIRINOX continue unchanged.
Clinical collaboration:
In October 2016, we announced that PEGPH20 will be included in a pancreatic cancer clinical trial initiative called Precision Promise, an initiative that aims to change the current treatment approach to pancreatic cancer by offering options to patients based on the molecular profile of their tumor. This is being accomplished through the Pancreatic Cancer Action Network leading a collaboration that brings together clinicians, researchers, and drug developers. Pancreatic Cancer Action Network continues to work to finalize the trial design and protocol which is expected to include a potential PEGPH20 trial arm or trial in 2019.
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
Clinical collaborations:
In July 2015, we entered into a clinical collaboration agreement with Eisai Co., Ltd. (Eisai) to evaluate Eisai's HALAVEN® (eribulin) with PEGPH20 in HER2-negative metastatic breast cancer. In July 2016, the first patient was dosed in a Phase 1b/2 study for patients treated with up to two lines of prior therapy for HER2-negative metastatic breast cancer. In January 2018, the Phase 1b portion of the study closed enrollment. As a result of an Eisai portfolio decision, no further clinical development is planned on the Phase 2 portion of this study. Data analysis is ongoing and a submission of the results of this study to a scientific forum is expected in the second half of 2018. Halozyme and Eisai jointly share the costs to conduct this global study.
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
Other Pipeline Assets
HTI-1511: HTI-1511 is a novel antibody-drug conjugate (ADC) targeting epidermal growth factor receptor (EGFR) to treat solid tumors, including those with drug-resistant mutations. At this time, we have discontinued further development of this program.
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
ENHANZE Collaborations
Roche Collaboration
In December 2006, we and Roche entered into a collaboration and license agreement under which Roche obtained a worldwide license to develop and commercialize product combinations of rHuPH20 and up to thirteen Roche target compounds (the Roche Collaboration). Roche initially had the exclusive right to apply rHuPH20 to three pre-defined Roche biologic targets with the option to develop and commercialize rHuPH20 with ten additional targets. Roche had the right to exercise this option to identify additional targets for ten years. As of the ten year anniversary of the Roche Collaboration in December 2016, Roche had elected a total of eight targets, two of which are exclusive.

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
In January 2018, Roche initiated a Phase 1 study of an undisclosed target with ENHANZE Technology.
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
Pfizer Collaboration
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Pfizer proprietary biologics directed to up to six targets in primary care and specialty care indications. Targets may be selected on an exclusive or non-exclusive basis. Pfizer has elected five targets on an exclusive basis and returned two targets.

Janssen Collaboration
In December 2014, we and Janssen entered into a collaboration and license agreement, under which Janssen has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Janssen proprietary biologics directed to up to five targets. Targets may be selected on an exclusive basis. Janssen has elected CD38 as the first target on an exclusive basis. In November 2015, Janssen initiated dosing in a Phase 1b clinical trial evaluating subcutaneous delivery of DARZALEX (daratumumab), directed at CD38, using ENHANZE Technology, in multiple myeloma patients. In December 2016, Janssen announced results of the trial, which supported continued development of daratumumab with rHuPH20. In December 2017, Janssen announced data which demonstrated that subcutaneous administration of DARZALEX and rHuPH20 was well-tolerated, with rates of infusion reactions lower than those observed with IV administration of DARZALEX. Janssen has initiated four Phase 3 studies and one Phase 1 study of daratumumab combined with the ENHANZE Technology in patients with Amyloidosis, Smoldering Myeloma and Multiple Myeloma. A Phase 2 study of daratumumab combined with the ENHANZE Technology is planned in 2018 for patients with multiple myeloma.
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
BMS Collaboration
In September 2017, we and BMS entered into a collaboration and license agreement, which became effective in November 2017, under which BMS has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with BMS immuno-oncology targets directed at up to eleven targets. Targets may be selected on an exclusive basis, with the exception of one co-exclusive target. BMS has designated multiple immuno-oncology targets including programmed death 1 (PD-1) and has an option to select additional targets within five years from the effective date.
Alexion Collaboration
In December 2017, we and Alexion entered into a collaboration and license agreement, under which Alexion has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Alexion’s portfolio of products directed at up to four targets. Targets may be selected on an exclusive basis. Alexion elected two targets on an exclusive basis, including a C5 complement inhibitor and has an option to select two additional targets within five years from the effective date. Alexion plans to initiate a Phase 1 trial in 2018 to study a next-generation subcutaneous formulation of ALXN1210 (ALXN1210 SC) with ENHANZE.
For a further discussion of the material terms of our collaboration agreements, refer to Note 4, Collaborative Agreements to our consolidated financial statements.

Customers
The following table indicates the percentage of total revenues in excess of 10% with any single customer:

	Year Ended December 31,
	2017	2016	2015
Roche	38%	63%	42%
BMS	32%	—	—
Alexion	13%	—	—
Baxalta	7%	12%	7%
Lilly	—	6%	19%
AbbVie	—	4%	17%
For additional information regarding our revenues from customers, refer to Note 2, Summary of Significant Accounting Policies — Concentrations of Credit Risk, Sources of Supply and Significant Customers, to our consolidated financial statements.
Patents and Proprietary Rights
Patents and other proprietary rights are essential to our business. Our success will depend in part on our ability to obtain patent protection for our inventions, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. Our strategy is to actively pursue patent protection in the U.S. and certain foreign jurisdictions for technology that we believe to be proprietary to us and that offers us a potential competitive advantage. Our patent portfolio includes 33 issued patents in the U.S., more than 370 issued patents in Europe and other countries in the world and more than 170 pending patent applications. In general, patents have a term of 20 years from the application filing date or earlier claimed priority date. Our issued patents will expire between 2022 and 2032. We have multiple patents and patent applications throughout the world pertaining to our recombinant human hyaluronidase and methods of use and manufacture, including an issued U.S. patent which expires in 2027 and an issued European patent which expires in 2024, which we believe cover the products and product candidates under our existing collaborations, Hylenex recombinant, PEGPH20 and our endocrinology product candidates. In addition, we have, under prosecution throughout the world, multiple patent applications that relate specifically to individual product candidates under development, the expiration of which can only be definitely determined upon maturation into our issued patents. We believe our patent filings represent a barrier to entry for potential competitors looking to utilize these hyaluronidases.
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
We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (Avid) and Catalent Indiana LLC (formerly Cook Pharmica LLC) (Catalent) to produce supplies of bulk rHuPH20. These manufacturers each produce bulk rHuPH20 under current Good Manufacturing Practices (cGMP) for clinical and commercial uses. Catalent currently produces bulk rHuPH20 for use in Hylenex recombinant, product candidates and collaboration product candidates. Avid currently produces bulk rHuPH20 for use in collaboration products. We rely on their ability to successfully manufacture these batches according to product specifications. In addition, we validated and qualified a new facility operated by Avid as a manufacturer of bulk rHuPH20 for use in the products and product candidates under the Roche Collaboration. It is important for our business for Catalent and Avid to (i) retain their status as cGMP-approved manufacturing facilities; (ii) successfully scale up bulk rHuPH20 production; and/or (iii) manufacture the bulk rHuPH20 required by us and our collaborators for use in our proprietary and collaboration products and product candidates. In addition to supply obligations, Avid and Catalent will also provide support for data and information used in the chemistry, manufacturing and controls sections for FDA and other regulatory filings.
We have a commercial manufacturing and supply agreement with Patheon Manufacturing Services, LLC (Patheon) under which Patheon will provide the final fill and finishing steps in the production process of Hylenex recombinant. Under our commercial services agreement with Patheon, Patheon has agreed to fill and finish Hylenex recombinant product for us until December 31, 2019, subject to further extensions in accordance with the terms of the agreement. In addition, we scaled up our manufacturing of PEGPH20 with third party suppliers to support additional clinical trials, including the Phase 3 trial, and ultimately, if approved, potential commercial supply.
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
We sell Hylenex recombinant in the U.S. to wholesale pharmaceutical distributors, who sell the product to hospitals and other end-user customers. We engage Integrated Commercialization Solutions (ICS), a division of AmerisourceBergen Specialty Group, a subsidiary of AmerisourceBergen, to act as our exclusive distributor for commercial shipment and distribution of Hylenex recombinant to our customers in the United States. In addition to distribution services, ICS provides us with other key services related to logistics, warehousing, returns and inventory management, contract administration and chargebacks processing and accounts receivable management. In addition, we utilize third parties to perform various other services for us relating to regulatory monitoring, including call center management, adverse event reporting, safety database management and other product maintenance services.
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
Segment Information
We operate our business as one segment, which includes all activities related to the research, development and commercialization of human enzymes and other drug candidates. This segment also includes revenues and expenses related to (i) research and development activities conducted under our collaboration agreements with third parties and (ii) product sales of Hylenex recombinant. The chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment. Our long-lived assets located in foreign countries had minimal book value as of December 31, 2017 and 2016.
Executive Officers of the Registrant
Information concerning our executive officers, including their names, ages and certain biographical information can be found in Part III, Item 10, Directors, Executive Officers and Corporate Governance. This information is incorporated by reference into Part I of this report.

Employees
As of February 13, 2018, we had 255 full-time employees. None of our employees are unionized and we believe our employee relations to be good.
Item 1A.Risk Factors
Risks Related To Our Business
We have generated only limited revenues from product sales to date; we have a history of net losses and negative cash flows, and we may never achieve or maintain profitability.
Relative to expenses incurred in our operations, we have generated only limited revenues from product sales, royalties, licensing fees, milestone payments, bulk rHuPH20 supply payments and research reimbursements to date and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, royalties, licensing fees, research reimbursements, bulk rHuPH20 supply payments and/or milestone payments, we expect to incur significant operating losses over the next few years and we may never become profitable on an extended basis. Through December 31, 2017, we have incurred aggregate net losses of $522.4 million.
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
As with most pharmaceutical products, use of our product candidates or those of our collaborators could be associated with side effects or adverse events which can vary in severity (from minor reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of our product candidates or those of our collaborators may be observed at any time, including in clinical trials or when a product is commercialized, and any such side effects or adverse events may negatively affect our or our collaborators’ ability to obtain or maintain regulatory approval or market our product candidates. Side effects such as toxicity or other safety issues associated with the use of our product candidates or those of our collaborators could require us or our collaborators to perform additional studies or halt development or commercialization of these product candidates or expose us to product liability lawsuits which will harm our business. We or our collaborators may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical product candidates which we have not planned or anticipated. Furthermore, there can be no assurance that we or our collaborators will resolve any issues related to any product related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition. For example, in April 2014, a clinical hold was placed on patient enrollment and dosing of PEGPH20 in Study HALO-202 as a result of a possible difference in the TE event rate that had been observed at that time in the trial between the group of patients treated with PEGPH20 versus the group of patients treated without PEGPH20. The clinical hold was lifted by the FDA in June 2014, and we have completed enrollment and continue to monitor ongoing patients who remain either on treatment or in follow-up on Study HALO-202 under a revised clinical protocol.
If our contract manufacturers are unable to manufacture and supply to us bulk rHuPH20 or other raw materials in the quantity and quality required by us or our collaborators for use in our products and product candidates, our product development and commercialization efforts could be delayed or stopped and our collaborations could be damaged.
We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (Avid) and Catalent Indiana LLC (formerly Cook Pharmica LLC) (Catalent) to produce bulk rHuPH20. These manufacturers each produce bulk rHuPH20 under cGMP for clinical uses. Catalent currently produces bulk rHuPH20 for use in Hylenex recombinant, product candidates and collaboration product candidates. Avid currently produces bulk rHuPH20 for use in collaboration products. In addition to supply obligations, Avid and Catalent will also provide support for the chemistry, manufacturing and controls sections for FDA and other regulatory filings. We rely on their ability to successfully manufacture these batches according to product specifications. If either Avid or Catalent: (i) is unable to retain its status as an FDA approved manufacturing facility; (ii) is unable to otherwise successfully scale up bulk rHuPH20 production to meet corporate or regulatory authority quality standards; or (iii) fails to manufacture and supply bulk rHuPH20 in the quantity and quality required by us or our collaborators for use in our proprietary and collaboration products and product candidates for any other reason, our business will be adversely affected. In addition, a significant change in such parties’ or other third party manufacturers’ business or financial condition could adversely affect their abilities to fulfill their contractual obligations to us. We have not established, and may not be able to establish, favorable arrangements with additional bulk rHuPH20 manufacturers and suppliers of the ingredients necessary to manufacture bulk rHuPH20 should the existing manufacturers and suppliers become unavailable or in the event that our existing manufacturers and suppliers are unable to adequately perform their responsibilities. We have attempted to mitigate the impact of a potential supply interruption through the establishment of excess bulk rHuPH20 inventory where possible, but there can be no assurances that this safety stock will be maintained or that it will be sufficient to address any delays, interruptions or other problems experienced by Avid and/or Catalent. Any delays, interruptions or other problems regarding the ability of Avid and/or Catalent to supply bulk rHuPH20 or the ability of other third party manufacturers, to supply other raw materials or ingredients necessary to produce our products on a timely basis could: (i) cause the delay of clinical trials or otherwise delay or prevent the regulatory approval of proprietary or collaboration product candidates; (ii) delay or prevent the effective commercialization of proprietary or collaboration products; and/or (iii) cause us to breach contractual obligations to deliver bulk rHuPH20 to our collaborators. Such delays would likely damage our relationship with our collaborators, and they would have a material adverse effect on royalties and thus our business and financial condition.
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
rHuPH20 is a key technological component of ENHANZE Technology and our most advanced proprietary and collaboration products and product candidates, including the current and future products and product candidates under our ENHANZE collaborations, our PEGPH20 program, and Hylenex recombinant. If there is an adverse development for rHuPH20 (e.g., an adverse regulatory determination relating to rHuPH20, if we are unable to obtain sufficient quantities of rHuPH20, if we are unable to obtain or maintain material proprietary rights to rHuPH20 or if we discover negative characteristics of rHuPH20), multiple areas of our business, including current and potential collaborations, as well as proprietary programs would be substantially impacted. For example, elevated anti-rHuPH20 antibody titers were detected in the registration trial for Baxalta’s HYQVIA product as well as in a former collaborator’s product in a Phase 2 clinical trial with rHuPH20, but have not been associated, in either case, with any adverse events. We monitor for antibodies to rHuPH20 in our collaboration and proprietary programs, and although we do not believe at this time that the incidence of non-neutralizing anti-rHuPH20 antibodies in either the HYQVIA program or the former collaborator’s program will have a significant impact on our other proprietary and other collaboration product candidates, there can be no assurance that there will not be other such occurrences in the foregoing programs or our other programs or that concerns regarding these antibodies will not also be raised by the FDA or other health authorities in the future, which could result in delays or discontinuations of our development or commercialization activities or deter entry into additional collaborations with third parties.

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
Clinical testing of pharmaceutical products is a long, expensive and uncertain process, and the failure or delay of a clinical trial can occur at any stage, including the patient enrollment stage. Even if initial results of preclinical and nonclinical studies or clinical trial results are promising, we or our collaborators may obtain different results in subsequent trials or studies that fail to show the desired levels of safety and efficacy, or we may not, or our collaborators may not, obtain applicable regulatory approval for a variety of other reasons. Preclinical, nonclinical, and clinical trials for any of our proprietary or collaboration product candidates or development of any collaboration companion diagnostic assays could be unsuccessful, which would delay or preclude regulatory approval and commercialization of the product candidates or companion diagnostic assays. In the U.S. and other jurisdictions, regulatory approval can be delayed, limited or not granted for many reasons, including, among others:

•
during the course of clinical studies, the final data may differ from initial reported data, and clinical results may not meet prescribed endpoints for the studies or otherwise provide sufficient data to support the efficacy of our product candidates;

•
clinical and nonclinical test results may reveal side effects, adverse events or unexpected safety issues associated with the use of our product candidates; for example, in April 2014, a clinical hold was placed on patient enrollment and dosing of PEGPH20 in Study HALO-202 as a result of a possible difference in the TE event rate that had been observed at that time in the trial between the group of patients treated with PEGPH20 versus the group of patients treated without PEGPH20. The clinical hold was lifted by the FDA in June 2014, and we have completed enrollment and continue to monitor patients who remain either on treatment or in follow-up on Study HALO-202 under a revised clinical protocol;

•
completion of clinical trials may be delayed for a variety of reasons including the amount of time it may take to identify and enroll patients with high levels of HA in our target population, and the ability to procure drug supply required in clinical trial protocols;

•	clinical trial results may be negatively impacted if our companion diagnostic does not accurately identify patients most likely to respond to the therapy, including the level of HA in patients;

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
The wrongful use, theft, deliberate sabotage or any other type of security breach with respect to any of our or any of our vendors and partners’ information technology storage and access systems could result in the disruption of our ability to use such systems or disclosure or dissemination of our proprietary and confidential information that is electronically stored, including research or clinical data, resulting in a material adverse impact on our business, operating results and financial condition. Our security and data recovery measures may not be adequate to protect against computer viruses, break-ins, and similar disruptions from unauthorized tampering with our electronic storage systems. Furthermore, any physical break-in or trespass of our facilities could result in the misappropriation, theft, sabotage or any other type of security breach with respect to our proprietary and confidential information, including research or clinical data or damage to our research and development equipment and assets. Such adverse effects could be material and irrevocable to our business, operating results and financial condition.
Risks Related To Ownership of Our Common Stock
Our stock price is subject to significant volatility.
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. The high and low sales prices of our common stock during the twelve months ended December 31, 2017 were $21.13 and $9.68, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Annual Report on Form 10-K and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

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
Customer contracts, such as with group purchasing organizations and hospital formularies, will often not offer contract or formulary status without either the lowest price or substantial proven clinical differentiation. If, for example, Hylenex is compared to animal-derived hyaluronidases by these entities, it is possible that neither of these conditions will be met, which could limit market acceptance and result in a material adverse effect on our revenues and financial condition.

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
Additional provisions of the PPACA may negatively affect our revenues in the future. For example, the PPACA imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to U.S. government programs that we believe will impact our revenues from our products. In addition, as part of the PPACA’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program, we will also be required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries under this prescription drug program. Recently, Congress and the current administration have proposed and taken various steps to revise, repeal or delay implementation of, various aspects of the Healthcare Reform Act. We expect that the PPACA, as it may be amended, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase our product sales or successfully commercialize our product candidates and could limit or eliminate our future spending on development projects.
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
Our administrative offices and research facilities are currently located in San Diego, California. We lease an aggregate of approximately 76,000 square feet of office and research space. In addition, we have an office in South San Francisco, California, where we lease approximately 10,000 square feet of office space. We believe our facilities are adequate for our current and near-term needs, and, if necessary, we will be able to locate additional facilities as needed.

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
Market Information
Our common stock is listed on the NASDAQ Global Select Market under the symbol “HALO.” The following table sets forth the high and low sales prices per share of our common stock during each quarter of the two most recent fiscal years:

	2017		2016
	High	Low	High	Low
First Quarter	$15.20	$9.68	$17.51	$6.96
Second Quarter	$15.05	$11.51	$12.33	$7.70
Third Quarter	$17.62	$11.41	$12.75	$8.43
Fourth Quarter	$21.13	$16.58	$14.38	$8.18
On February 13, 2018, the closing sales price of our common stock on the NASDAQ Global Select Market was $17.84 per share. As of February 13, 2018, we had approximately 21,200 stockholders of record and beneficial owners of our common stock.
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
The graph below compares Halozyme Therapeutics, Inc.’s cumulative five-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2012 to December 31, 2017. The historical stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN FROM 12/31/2012 THROUGH 12/31/2017

$350
$300
$250
$200
$150
$100
$50
$0
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
Halozyme Therapeutics Inc
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Halozyme Therapeutics, Inc.	$100	$223	$144	$258	$147	$302
NASDAQ Composite	$100	$140	$161	$172	$187	$243
NASDAQ Biotechnology	$100	$166	$223	$249	$196	$239

Item 6.	Selected Financial Data
The selected consolidated financial data set forth below as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016 and 2015, are derived from our audited consolidated financial statements included elsewhere in this report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below as of December 31, 2015, 2014 and 2013, and for the years ended December 31, 2014 and 2013, are derived from our audited consolidated financial statements that are contained in reports previously filed with the SEC, not included herein.
Summary Financial Information

	Year Ended December 31,
Statement of Operations Data:	2017	2016	2015	2014	2013
	(in thousands, except for per share amounts)
Total revenues	$316,613	$146,691	$135,057	$75,334	$54,799
Net income (loss)	$62,971	$(103,023)	$(32,231)	$(68,375)	$(83,479)
Net income (loss) per share, basic	$0.46	$(0.81)	$(0.25)	$(0.56)	$(0.74)
Net income (loss) per share, diluted	$0.45	$(0.81)	$(0.25)	$(0.56)	$(0.74)
Shares used in computing net income (loss) per share, basic	136,419	127,964	126,704	122,690	112,805
Shares used in computing net income (loss) per share, diluted	139,068	127,964	126,704	122,690	112,805

	As of December 31,
Balance Sheet Data:	2017	2016	2015	2014	2013
	(in thousands)
Cash and cash equivalents and available-for-sale marketable securities	$469,214	$204,981	$108,339	$135,623	$71,503
Working capital	$379,044	$201,947	$109,315	$136,990	$70,293
Total assets	$519,945	$261,515	$181,789	$165,977	$101,793
Deferred revenue	$60,865	$44,618	$53,223	$54,634	$53,143
Long-term debt, net	$125,140	$199,228	$27,971	$49,860	$49,772
Total liabilities	$311,579	$293,996	$138,790	$124,625	$121,783
Stockholders’ equity (deficit)	$208,366	$(32,481)	$42,999	$41,352	$(19,991)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
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
We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as our ENHANZE® Technology. We license the ENHANZE Technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the subcutaneous route of administration. We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Baxalta US Inc. and Baxalta GmbH (Baxalta Incorporated was acquired by Shire plc in June 2016) (Baxalta), Pfizer Inc. (Pfizer), Janssen Biotech, Inc. (Janssen), AbbVie, Inc. (AbbVie), Eli Lilly and Company (Lilly), Bristol-Myers Squibb Company (BMS) and Alexion Pharma Holding (Alexion).We receive royalties from two of these collaborations, including royalties from sales of one product from the Baxalta collaboration and two products from the Roche collaboration. Future potential revenues from the sales and/or royalties of our approved products, product candidates, and ENHANZE collaborations will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.

Our 2017 and recent key accomplishments and events are as follows:
ENHANZE collaborations

•	In January 2018, Roche initiated a Phase 1 study for an unnamed target with the ENHANZE Technology, triggering a $1.0 million milestone payment.

•
In December 2017, we and Alexion entered into a collaboration and license agreement, under which Alexion has the worldwide license to develop and commercialize product combining our rHuPH20 enzyme with up to four targets from Alexion’s portfolio of products for an upfront payment of $40.0 million. Targets may be selected on an exclusive basis. Alexion elected two targets on an exclusive basis, including a C5 complement inhibitor, and has an option to select two additional targets within five years from the effective date of the agreement.

•
During the fourth quarter of 2017, Baxalta and Roche achieved sales milestones for commercial products using the ENHANZE Technology, triggering $5.0 million and $7.0 million in milestone payments, respectively.

•
During the fourth quarter of 2017, Janssen initiated the first of four currently active Phase 3 studies of daratumumab combined with the ENHANZE Technology in amyloidosis patients, multiple myeloma patients and smoldering myeloma patients, triggering a $15.0 million milestone payment.

•
In September 2017, we entered into a collaboration and license agreement with BMS, under which BMS has the worldwide license to develop and commercialize products combining our ENHANZE Technology with BMS immuno-oncology targets directed at up to eleven targets for an upfront payment of $105.0 million. BMS has designated multiple immuno-oncology targets including programmed death 1 (PD-1) and has an option to select additional targets within five years from the effective date.

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
Clinical trials

•
In January 2018, the Phase 1b portion of the study of HALAVEN (eribulin) with PEGPH20 in HER2-negative metastatic breast cancer closed enrollment. As a result of an Eisai portfolio decision, no further clinical development is planned on the Phase 2 portion of the study. Data analysis is ongoing and a submission of the results of this study to a scientific forum is expected in the second half of 2018.

•	In October 2017, Genentech initiated a Phase 1b/2 clinical trial evaluating PEGPH20 in combination with Tecentriq in patients with gastric cancer.

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

•
In June 2017, results from Study HALO-202 were presented at the European Society for Medical Oncology (ESMO) World Congress of Gastrointestinal Cancer and the Annual Meeting of the American Society of Clinical Oncology (ASCO). The presentations expanded on the topline results announced in January 2017 with additional data from the study as of December 2016.

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

•
In March 2017, SWOG, an independent network of researchers that design and conduct cancer clinical trials, stopped enrollment in a Phase 1b/2 trial evaluating PEGPH20 plus modified FOLFIRINOX chemotherapy versus modified FOLFIRINOX alone in patients with previously untreated metastatic pancreas cancer. SWOG’s independent Data Monitoring Committee found, based on preliminary data, that the addition of PEGPH20 given every two weeks to modified FOLFIRINOX would be unlikely to demonstrate a statistically significant improvement in the primary endpoint of overall survival. SWOG further reported that a higher rate of death was observed in the PEGPH20 arm versus modified FOLFIRINOX alone. In January 2018, SWOG presented final overall survival (OS) and progression-free survival (PFS) data from the study at the ASCO-GI conference, which was consistent with the preliminary data findings. Our PEGPH20 studies and clinical collaborations in combination with agents other than modified FOLFIRINOX continue unchanged.

•
In January 2017, we announced topline results from the combined analysis of Stage 1 and Stage 2, and Stage 2 alone, of the Study 109-202, based on a December 2016 data cutoff. Among the findings, the overall study population showed a statistically significant increase in PFS in the 84 total HA-High patients treated with PEGPH20 plus ABRAXANE and gemcitabine when compared to HA-High patients receiving ABRAXANE and gemcitabine alone. Stage 2 of the study, which completed enrollment in February 2016, showed a 91 percent improvement in median PFS for HA-High patients in the PEGPH20 arm, 8.6 months compared to 4.5 months in the control arm, and achieved its primary endpoint to evaluate and demonstrate a reduction in the rate of TE events in the PEGPH20 arm.

Financing

•
In May 2017, we completed an underwritten public offering pursuant to which we sold 11.5 million shares of common stock, including 1.5 million shares sold pursuant to the full exercise of an option to purchase additional shares granted to the underwriters. All of the shares were offered at a public offering price of $12.50 per share, generating approximately $134.9 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses. We intend to use the net proceeds from this offering to fund continued development of our PEGPH20 oncology program and for other general corporate purposes.

Results of Operations
Comparison of Years Ended December 31, 2017, 2016 and 2015
Product Sales, Net – Product sales, net were as follows (in thousands):

	2017	Change	2016	Change	2015
Sales of bulk rHuPH20:
Roche	$22,325	(10)%	$24,786	9%	$22,773
Baxalta	11,717	5%	11,117	73%	6,410
Other	1,204	(10)%	1,332	73%	772
Sales of Hylenex	15,150	(6)%	16,157	—	16,127
Total product sales, net	$50,396	(6)%	$53,392	16%	$46,082

Product sales, net decreased in 2017 compared to 2016, mainly due to decreases in the sales of bulk rHuPH20 to Roche and Hylenex, offset by an increase in sales of bulk rHuPH20 to Baxalta. Product sales, net increased in 2016 compared to 2015 due to an increase in the sales of bulk rHuPH20 to Baxalta and Roche. In 2017 and 2016, we performed services for Roche to bring on-line a second contract manufacturing facility for bulk rHuPH20. This new facility will become the primary source for Roche of bulk rHuPH20 once it receives regulatory approval. As a result, we anticipate Roche will deplete their existing inventory of rHuPH20 ahead of the transition to the new facility, which will result in lower bulk product sales in 2018. We anticipate Baxalta will deplete their existing inventory of rHuPH20 as part of a planned change to a more efficient manufacturing process, which will also result in lower bulk rHuPH20 product sales in 2018. We expect that future product sales of Hylenex to be flat or experience modest growth, although there may be periods with declining revenue as we experience competition for market share.
Royalties – Royalty revenue was $63.5 million in 2017 compared to $51.0 million in 2016 and $31.0 million in 2015. The increase was driven by higher sales of Herceptin SC and MabThera SC (RITUXAN HYCELA™ in the U.S.) by Roche and of HYQVIA by Baxalta. We recognize royalties on sales of the collaboration products by the collaborators in the quarter following the quarter in which the corresponding sales occurred. In general, we expect royalty revenue to increase in future periods reflecting expected increases in sales of collaboration products, although there may be periods with flat or declining royalty revenue as sales of products under collaborations vary.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

Upfront license fees, license fees for the election of additional targets, event-based payments, license maintenance fees and amortization of deferred upfront and other license fees:	2017	Change	2016	Change	2015

BMS	$101,400	n/a	$—	n/a	$—
Alexion	40,000	n/a	—	n/a	—
Roche	33,330	902%	3,328	2%	3,269
Janssen	15,000	5,900%	250	n/a	—
Baxalta	810	6%	765	—	765
Lilly	—	(100)%	8,000	(68)%	25,000
AbbVie	—	(100)%	6,000	(74)%	23,000
Pfizer	—	(100)%	2,500	25%	2,000
	190,540	814%	20,843	(61%)	54,034
Reimbursements for research and development services:
Roche	6,900	(63)%	18,700	632%	2,556
Janssen	3,302	61%	2,051	146%	834
Baxalta	1,585	311%	386	32%	292
Other	383	14%	335	18%	284
	12,170	(43)%	21,472	441%	3,966
Total revenues under collaborative agreements	$202,710	379%	$42,315	(27%)	$58,000
Revenue from license fees increased in 2017, compared to 2016 due to $171.4 million upfront license revenue for the 2017 Roche, BMS and Alexion agreements, and $15.0 million for clinical milestones under the Janssen Collaboration. In 2016, we recognized $15.5 million in license fee and milestone revenue in connection with the Lilly, AbbVie and Pfizer collaborations. In 2015, we recognized $48.0 million in license fee revenue in connection with the Lilly and AbbVie collaborations related to upfront payments. Revenue from upfront licenses fees, license fees for the election of additional targets, event-based payments, license maintenance fees and amortization of deferred upfront and other license fees vary from period to period based on our ENHANZE collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.

Revenue from reimbursements for research and development services, including clinical supply of rHuPH20, decreased in 2017 compared to 2016 mainly due to a decrease in services provided to Roche related to the validation of a new manufacturing facility, partially offset by an increase in services provided to Baxalta and an increase in clinical supply of rHuPH20 provided to Janssen. The validation of the new Roche facility was completed in the second quarter of 2017 and, therefore, we expect to continue to see a decrease in research and development service revenue associated with this project going forward. Revenue from reimbursements for research and development services increased in 2016 compared to 2015 mainly due to services provided for the new manufacturing facility for Roche. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Cost of Product Sales – Cost of product sales were $31.2 million in 2017 compared to $33.2 million in December 31, 2016 and $29.2 million in 2015. The decrease of $2.0 million in cost of product sales in 2017 compared to 2016 was mainly due to a decrease in sales of bulk rHuPH20 to Roche. The increase of $4.0 million in cost of product sales in 2016 compared to 2015 was due to a $5.8 million increase in cost of product sales of bulk rHuPH20 due to an increase in sales to collaboration partners, partially offset by a $1.8 million decrease in Hylenex recombinant cost of product sales, due to a decrease in manufacturing costs.
Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	2017	Change	2016	Change	2015
Programs
PEGPH20	$123,932	15%	$108,102	43%	$75,616
ENHANZE collaborations and rHuPH20 platform	19,197	(37)%	30,398	189%	10,514
Other	7,514	(39)%	12,342	74%	7,106
Total research and development expenses	$150,643	—	$150,842	62%	$93,236
Research and development expenses relating to our PEGPH20 program increased in 2017 by 15% compared to 2016, and increased in 2016 by 43% compared to 2015, primarily due to increased clinical trial activities. We expect these expenses to continue to increase in future periods reflecting expected increases in our PEGPH20 development activities.
Research and development expenses relating to our ENHANZE collaborations and our rHuPH20 platform in 2017 decreased by 37%, compared to 2016, primarily due to a decrease in manufacturing expenses related to Roche, due to work associated with bringing on-line a second contract manufacturing facility. As we completed the validation of the new manufacturing facility in the second quarter of 2017, we expect these expenses to continue to decrease going forward. The rHuPH20 platform includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred. Research and development expenses relating to our ENHANZE collaborations and our rHuPH20 platform in 2016 increased by 189% compared to 2015, primarily due to a $17.0 million increase in manufacturing expenses related to bringing on-line the new Roche manufacturing facility.
Research and development expenses related to other programs in 2017 decreased by 39% compared to 2016 primarily due to a decrease in preclinical development of HTI-1511 and PEG-ADA2. Research and development expenses related to other programs in 2016 increased by 74% compared to 2015, primarily due to expenses incurred in our preclinical product programs.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses increased in 2017 compared to 2016 by $8.0 million, or 17%, and increased in 2016 compared to 2015 by $5.8 million, or 15%, primarily due to increases in compensation expense including stock compensation. We expect SG&A expenses to increase moderately in future periods as our operations expand and we prepare for commercial launch.

Interest Expense – Interest expense included interest expense and amortization of the debt discount related to the long-term debt. Interest expense increased by $2.0 million in 2017 compared to 2016, and increased by $14.8 million in 2016 as compared to 2015, primarily due to interest expense incurred on the Royalty-backed Loan we received in January 2016.
Income Taxes – Income tax benefit was $1.4 million in 2017 compared to income tax expense of $1.2 million in 2016 and was primarily comprised of U.S. federal alternative minimum tax expense in the amount of $4.1 million offset by a U.S federal alternative minimum tax credit of $5.5 million. The U.S. federal AMT was eliminated via the Tax Cuts and Jobs Act that was enacted on December 22, 2017. The AMT credit carryovers will be used to offset regular tax liability for any taxable year beginning after 2017. If not utilized before 2022, any remaining AMT credit carryforward amount is fully refundable. The AMT credit carryforward of $5.5 million was recognized as a deferred tax asset at December 31, 2017 as realization is certain. For the years ended December 31, 2017 and 2016, we generated taxable income in the U.S., which was partially offset by utilizing net operating losses carried forward from earlier years. No income tax expense was recognized during the year ended December 31, 2015.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of December 31, 2017, we had cash, cash equivalents and marketable securities of $469.2 million. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements and cash on hand will depend on the progress and success of our clinical development programs, regulatory and market acceptance, the resources we devote to research and commercialization activities and the achievement of various milestones and royalties under our existing collaborative agreements.
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
In February 2017, we filed an automatic shelf registration statement on Form S-3 (Registration No. 333-216315) with the SEC, which allow us, from time to time, to offer and sell equity, debt securities and warrants to purchase any of such securities, either individually or in units. In May 2017, we completed an underwritten public offering pursuant to which we sold 11.5 million shares of common stock, generating $134.9 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses. We may, in the future, offer and sell additional equity, debt securities and warrants to purchase any of such securities, either individually or in units to raise capital to fund the continued development of our product candidates, the commercialization of our products or for other general corporate purposes.
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
Cash Flows
Operating Activities
Net cash provided by operations was $134.1 million in 2017 compared to net cash used in operations of $50.4 million in 2016. The increase in cash provided by operations was mainly due to an increase in operating income driven by license payments and milestones achieved and changes in working capital for the year ended December 31, 2017 compared to the corresponding period in the prior year.

Net cash used in operations was $50.4 million in 2016 compared to $37.1 million in 2015. The $13.3 million increase in utilization of cash in operations was mainly due to an increase in operating losses compared to the prior year, partially offset by the timing of the collection of accounts receivable.
Investing Activities
Net cash used in investing activities was $163.7 million in 2017 compared to net cash used in investing activities of $76.8 million in 2016. The increase in net cash used in investing activities was primarily due to net purchases of marketable securities using cash provided by operating and financing activities.
Net cash used in investing activities was $76.8 million in 2016 compared to net cash provided of $5.9 million in 2015. The change was primarily due to net purchases of marketable securities using the proceeds from the Royalty-backed Loan.
Financing Activities
Net cash provided by financing activities was $131.7 million in 2017, primarily due to $134.9 million in net proceeds from the sale of common stock in May 2017, compared to cash provided by financing activities of $150.6 million in 2016, when we drew net proceeds of $148.0 million on the Royalty-backed Loan.
Net cash provided by financing activities was $150.6 million in 2016 compared to $13.1 million in 2015. Net cash provided by financing activities in 2015 consisted of $13.1 million in net proceeds from options exercised.
Long-Term Debt
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty LLC (Halozyme Royalty), we received a $150 million loan (the Royalty-backed Loan) pursuant to a credit agreement (the Credit Agreement) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the Royalty-backed Lenders). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (Collaboration Agreements). The royalty payments from the Collaboration Agreements will be used to repay the principal and interest on the loan (the Royalty Payments).  The Royalty-backed Loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. The interest rate as of December 31, 2017 was 10.3%. The outstanding balance of the Royalty-backed Loan as of December 31, 2017 was $146.5 million.
The Credit Agreement provides that none of the Royalty Payments were required to be applied to the Royalty-backed Loan prior to January 1, 2017, 50% of the Royalty Payments were required to be applied to the Royalty-backed Loan between January 1, 2017 and January 1, 2018 and thereafter all Royalty Payments must be applied to the Royalty-backed Loan. However, the amounts available to repay the Royalty-backed Loan are subject to caps of $13.75 million per quarter in 2017, $18.75 million per quarter in 2018, $21.25 million per quarter in 2019 and $22.5 million per quarter in 2020 and thereafter. Amounts available to repay the Royalty-backed Loan will be applied first, to pay interest and second, to repay principal on the Royalty-backed Loan. Any accrued interest that is not paid on any applicable quarterly payment date, as defined, will be capitalized and added to the principal balance of the Royalty-backed Loan on such date. Halozyme Royalty will be entitled to receive and distribute to Halozyme any Royalty Payments that are not required to be applied to the Royalty-backed Loan or which are in excess of the foregoing caps.
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

Oxford and SVB Loan and Security Agreement
In June 2016, we entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford) and Silicon Valley Bank (SVB) (collectively, the Lenders), providing a senior secured loan facility of up to an aggregate principal amount of $70 million, comprising a $55.0 million draw in June 2016 and an additional $15.0 million tranche, which we had the option to draw during the second quarter of 2017 and did not exercise. The proceeds were partially used to pay the outstanding principal and final payment owed on a previous loan agreement with the Lenders. The remaining proceeds are being used for working capital and general business requirements. The Loan Agreement repayment schedule provides for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of January 1, 2021. The Loan Agreement provides for a final payment equal to 5.50% of the initial $55 million principal amount. The final payment is due when the Loan Agreement becomes due or upon the prepayment of the facility. We have the option to prepay the outstanding balance of the Loan Agreement in full, subject to a prepayment fee of 2% in the first year and 1% in the second year of the term loan. The outstanding term loan balance was $55.9 million as of December 31, 2017.
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
Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations
As of December 31, 2017, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt, including current portion(2)	$205,157	$77,211	$127,946	$—	$—
Interest on long-term debt(3)	26,792	16,914	9,878	—	—
Operating leases(4)	13,113	2,415	8,079	2,619	—
Third-party manufacturing obligations(5)	12,257	7,507	4,750	—	—
Purchase obligations	445	386	59	—	—
Total	$257,764	$104,433	$150,712	$2,619	$—
_______________

(1)
Does not include milestone or contractual payment obligations contingent upon the achievement of certain milestones or events if the amount and timing of such obligations are unknown or uncertain. Our in-license agreement is cancelable by us with written notice within 90 days. We may be required to pay up to approximately $8.0 million in milestone payments, plus sales royalties, in the event that regulatory and commercial milestones under the in-license agreement are achieved. Also excludes contractual obligations already recorded on our consolidated balance sheet as current liabilities.

(2)
Long-term debt consists of the Royalty-backed Loan and the Loan Agreement. Obligations include future quarterly principal payments for the Royalty-backed Loan based on an estimate of future royalty amounts. This estimate could be adversely affected and the repayment period could be extended if future royalty amounts are less than currently expected. Obligations also include future quarterly principal payments and a final payment of $3.03 million for the Loan Agreement due in January 2021.

(3)
Interest on long-term debt includes future monthly interest payments for the Loan Agreement based on a fixed rate of 8.25%. Interest on long-term debt also includes quarterly interest payments on the Royalty-backed Loan, which bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. Future interest obligations for the Royalty-backed Loan were estimated using rates in effect as of December 31, 2017.

(4)	Includes minimum lease payments related to leases of our office and research facilities and certain autos under non-cancelable operating leases.

(5)
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
Our future capital uses and requirements depend on numerous forward-looking factors. These factors may include, but are not limited to, the following:

•	the rate of progress and cost of research and development activities;

•	the number and scope of our research activities;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	our ability to establish and maintain product discovery and development collaborations, including scale-up manufacturing costs for our collaborators’ product candidates;

•	the amount of royalties from our collaborators;

•	the amount of product sales for Hylenex recombinant;

•	the costs of obtaining and validating additional manufacturers of Hylenex recombinant;

•	the effect of competing technological and market developments;

•	the costs of preparing for and launching a new commercial product;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish; and

•	the extent to which we acquire or in-license new products, technologies or businesses.
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are outlined in Note 2 to the Consolidated Financial Statements included in the Form 10-K. We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

For collaborative arrangements, we generally recognize revenues and income for each identified unit of accounting within the multiple element arrangements based on the nature and timing of the delivery process.

Management performs detailed reviews of all of our significant contracts. At the inception of the arrangement, consideration is allocated to all identified units of accounting based on their relative selling price. On an ongoing basis, the units of accounting are evaluated against revenue recognition criteria.

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

Debt Classification
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

The short-term and long-term classification of outstanding debt represents management's best estimate of the timing of the amounts to be repaid. These estimates are based on contractual obligations, anticipated timing of royalty payments received and changes in LIBOR interest rates.
Royalty payments are estimated using partner insight to the marketplace, historical trends and our knowledge of the therapeutic space.
The short-term and long-term portion of the debts may change and the repayment term may be shortened or extended depending on the actual level of royalty payments received. The actual repayment period could vary materially from our estimate to the extent that royalty payments from our partners are lower than our current estimates, which could arise due to factors beyond our control, such as competitive factors, decreased market acceptance or a failure by our partners to successfully commercialize in territories where regulatory approval has been received.

Currently, we do not believe that we have significant amount of risk relative to the repayment of the debt. A 10% reduction in the amount of anticipated royalties would not change our expected repayment period at maximum contractual interest rates.

Share-Based Payments
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

The Company maintains a Stock Incentive Plan, which provides for share-based payment awards, including stock options, restricted stock and performance awards. We determine the fair value of our stock option awards and performance awards at the date of grant using a Black-Scholes model. We determine the fair value of our restricted stock awards at the date of grant using the closing market value of our common stock on the date of grant.

Option-pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield and future employee stock option exercise behaviors. Changes in these assumptions can materially affect the fair value estimate.

Our performance awards require management to make assumptions regarding the likelihood of achieving long-term Company goals.

We do not currently believe there is a reasonable likelihood that there will be a material change in estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

If actual results are not consistent with the assumptions used, the share-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the share-based compensation. A 10% change in our share-based compensation expense for the year ended December 31, 2017, would have affected pre-tax earnings by approximately $3.1 million in 2017.

Research and Development Expenses - Clinical Trial Accruals
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

All of our clinical trials have been executed with support from contract research organizations, (CROs), and other vendors. We accrue costs for clinical trial activities performed by CROs based upon the estimated amount of work completed on each trial.

For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, the activities to be performed for each patient, the number of active clinical sites, and the duration for which the patients will be enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with CROs and review of contractual terms.

We base our estimates on the best information available at the time. However, additional information may become available to us, which may allow us to make a more accurate estimate in future periods. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. There were no such significant changes during the years ended December 31, 2017, 2016 or 2015.

Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of our consolidated financial statements for a discussion of recent accounting pronouncements and their effect, if any, on us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
As of December 31, 2017, our cash equivalents and marketable securities consisted of investments in money market funds, U.S. Treasury securities, corporate debt obligations and commercial paper. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. Based on our current investment portfolio as of December 31, 2017, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework) (the COSO criteria). Based on our assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on the COSO criteria. The independent registered public accounting firm that audited the consolidated financial statements that are included in this Annual Report on Form 10-K has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2017. The report appears below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Halozyme Therapeutics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Halozyme Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Halozyme Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2017 , and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated February 20, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
San Diego, California
February 20, 2018

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors is incorporated by reference to our definitive Proxy Statement (the Proxy Statement) to be filed with the Securities and Exchange Commission in connection with our 2018 Annual Meeting of Stockholders under the heading “Election of Directors.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information under the caption “Compliance with Section 16(a) of the Exchange Act” to be contained in the Proxy Statement. The information required by this item regarding our code of ethics is incorporated by reference to the information under the caption “Code of Conduct and Ethics and Corporate Governance Guidelines” to be contained in the Proxy Statement. The information required by this item regarding our audit committee is incorporated by reference to the information under the caption “Board Meetings and Committees—Audit Committee” to be contained in the Proxy Statement. The information required by this item regarding material changes, if any, to the process by which stockholders may recommend nominees to our board of directors is incorporated by reference to the information under the caption “Board Meetings and Committees—Nominating and Governance Committee” to be contained in the Proxy Statement.
Executive Officers
Helen I. Torley, M.B. Ch. B., M.R.C.P. (55), President, Chief Executive Officer and Director. Dr. Torley joined Halozyme in January 2014 as President and Chief Executive Officer and as a member of Halozyme’s Board of Directors. Throughout her career, Dr. Torley has led several successful product launches, including Kyprolis®, Prolia®, Sensipar®, and Miacalcin®. Prior to joining Halozyme, Dr. Torley served as Executive Vice President and Chief Commercial Officer for Onyx Pharmaceuticals (Onyx) from August 2011 to December 2013 overseeing the collaboration with Bayer on Nexavar® and Stivarga® and the U.S. launch of Kyprolis. She was responsible for the development of Onyx's commercial capabilities in ex-US markets and in particular, in Europe. Prior to Onyx, Dr. Torley spent 10 years in management positions at Amgen Inc., most recently serving as Vice President and General Manager of the US Nephrology Business Unit from 2003 to 2009 and the U.S. Bone Health Business Unit from 2009 to 2011. From 1997 to 2002, she held various senior management positions at Bristol-Myers Squibb, including Regional Vice President of Cardiovascular and Metabolic Sales and Head of Cardiovascular Global Marketing. She began her career at Sandoz/Novartis, where she ultimately served as Vice President of Medical Affairs, developing and conducting post-marketing clinical studies across all therapeutic areas, including oncology. Within the past five years, Dr. Torley served on the board of directors of Relypsa, Inc., a biopharmaceutical company. Before joining the industry, Dr. Torley was in medical practice as a senior registrar in rheumatology at the Royal Infirmary in Glasgow, Scotland. Dr. Torley received her Bachelor of Medicine and Bachelor of Surgery degrees (M.B. Ch.B.) from the University of Glasgow and is a Member of the Royal College of Physicians (M.R.C.P).
Laurie D. Stelzer (50), Senior Vice President, Chief Financial Officer. Ms. Stelzer joined Halozyme in June 2015 as Senior Vice President, Chief Financial Officer. Prior to joining Halozyme, Ms. Stelzer served from April 2014 to January 2015 as the Senior Vice President of Finance supporting R&D, Technical Operations and M&A at Shire, Inc., a biopharmaceutical company. Prior to that she was the Division CFO for the Regenerative Medicine Division and the Head of Investor Relations at Shire from March 2012 to April 2014. Prior to Shire, Ms. Stelzer held positions of increasing responsibility for 15 years at Amgen, Inc., a biopharmaceutical company, including Interim Treasurer, Head of Emerging Markets Expansion, Executive Director of Global Commercial Finance and Head of Global Accounting. Early in her career, she held various finance and accounting positions in the real estate and banking industries. Ms. Stelzer received her MBA from the Anderson School at the University of California, Los Angeles, and a Bachelor of Science in Accounting from Arizona State University.

Harry J. Leonhardt, Esq. (61), Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary. Mr. Leonhardt joined Halozyme in April 2015 as Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary. Mr. Leonhardt brings more than 30 years of executive management, corporate legal, intellectual property, compliance, business development and mergers and acquisitions experience to Halozyme, with an extensive background in the biotechnology industry. Prior to joining Halozyme, Mr. Leonhardt was an arbitrator before the International Centre for Dispute Resolution and a consultant in the biotechnology industry from January 2013 to April 2015. He served as Senior Vice President, Legal and Compliance, and Corporate Secretary at Amylin Pharmaceuticals, Inc., a biotechnology company, from September 2011 to January 2013 and previously served in other senior management legal positions at Amylin since September 2007. Prior to Amylin, he served as Senior Vice President, General Counsel and Corporate Secretary at Senomyx, Inc. from September 2003 to September 2007. From February 2001 to September 2003, Mr. Leonhardt was Executive Vice President, General Counsel and Corporate Secretary at Genoptix, Inc. and from July 1996 to November 2000, he served as Vice President and then Senior Vice President, General Counsel and Corporate Secretary at Nanogen, Inc. Prior to Nanogen, Mr. Leonhardt held positions of increasing responsibility at Allergan, Inc. including Chief Litigation Counsel and General Counsel for European Operations. Early in his career, he was an attorney at Lyon & Lyon LLP where he represented a number of prominent clients in the biotech, pharmaceutical and consumer products industries. Mr. Leonhardt received a B.S. in Pharmacy from the University of the Sciences and a Juris Doctorate from the University of Southern California School of Law.

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
Equity Compensation Plan Information
The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2017:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options and Restricted Stock Units (a)	Weighted Average Exercise Price of Outstanding Options(2) (b)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders (1)	13,023,641	$12.24	6,552,249
Equity compensation plans not approved by stockholders	—	—	—
	13,023,641	$12.24	6,552,249
_____________________

(1)	Represents stock options, restricted stock units, and performance restricted stock units under the Amended and Restated 2011 Stock Plan, 2008 Stock Plan and 2006 Stock Plan.

(2)	This amount does not include restricted stock units and performance restricted stock units as there is no exercise price for such units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
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

Page
Schedule II: Valuation and Qualifying Accounts	F-42
All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.
3.   List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)	Exhibits.

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	File No.	Date Filed

3.1	Composite Certification of Incorporation		10-Q	001-32335	8/7/2013

3.2	Bylaws, as amended		8-K	001-32335	12/19/2016

10.1	License Agreement between University of Connecticut and Registrant, dated November 15, 2002		SB-2	333-114776	4/23/2004

10.2	First Amendment to the License Agreement between University of Connecticut and Registrant, dated January 9, 2006		8-K	001-32335	1/12/2006

10.3#	Halozyme Therapeutics, Inc. 2006 Stock Plan		8-K	001-32335	3/24/2006

10.4#	Form of Stock Option Agreement (2006 Stock Plan)		10-Q	001-32335	8/8/2006

10.5#	Form of Restricted Stock Agreement (2006 Stock Plan)		10-Q	001-32335	8/8/2006

10.6#	Halozyme Therapeutics, Inc. 2008 Stock Plan		8-K	001-32335	3/19/2008

10.7#	Form of Stock Option Agreement (2008 Stock Plan)		10-Q	001-32335	8/7/2009

10.8#	Form of Restricted Stock Agreement (2008 Stock Plan)		10-Q	001-32335	8/7/2009

10.9#	Halozyme Therapeutics, Inc. 2011 Stock Plan (as amended through May 4, 2016)		DEF-14A	001-32335	3/23/2016

10.10#	Form of Stock Option Agreement (2011 Stock Plan)		8-K	001-32335	5/6/2011

10.11#	Form of Stock Option Agreement for Executive Officers (2011 Stock Plan)		8-K	001-32335	5/6/2011

10.12#	Form of Restricted Stock Units Agreement for Officers (2011 Stock Plan)		10-Q	001-32335	8/10/2015

10.13#	Form of Restricted Stock Award Agreement for Officers (2011 Stock Plan)		10-Q	001-32335	8/10/2015

10.14#	Form of Restricted Stock Units Agreement (2011 Stock Plan)		8-K	001-32335	5/6/2011

10.15#	Form of Restricted Stock Award Agreement (2011 Stock Plan)		8-K	001-32335	5/6/2011

10.16#	Form of Stock Option Agreement (2011 Stock Plan -grants made on or after 11/4/2015)		10-Q	001-32335	11/9/2015

10.17#	Form of Restricted Stock Units Agreement (2011 Stock Plan - grants made on or after 11/4/2015)		10-Q	001-32335	11/9/2015

10.18#	Form of Restricted Stock Award Agreement (2011 Stock Plan - grants made on or after 11/4/2015)		10-Q	001-32335	11/9/2015

10.19#	Form of Restricted Stock Units Agreement (2011 Plan - grants made on or after 2/22/2017)		10-K	001-32335	2/28/2017

10.20#	Form of Indemnity Agreement for Directors and Executive Officers		8-K	001-32335	12/20/2007

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	File No.	Date Filed

10.21#	Severance Policy		10-Q	001-32335	5/9/2008

10.22#	Form of Amended and Restated Change In Control Agreement with Officer		10-Q	001-32335	11/9/2015

10.23	Lease (11404 and 11408 Sorrento Valley Road), effective as of June 10, 2011		8-K	001-32335	6/16/2011

10.24	First Amendment to Lease (11404 and 11408 Sorrento Valley Road), dated June 30, 2017		8-K	001-32335	7/5/2017

10.25	Amended and Restated Lease (11388 Sorrento Valley Road), effective as of June 10, 2011		8-K	001-32335	6/16/2011

10.26	First Amendment to Amended and Restated Lease (11388 Sorrento Valley Road), dated June 30, 2017		8-K	001-32335	7/5/2017

10.27	Lease (11436 Sorrento Valley Road), effective as of April 2013		10-K	001-32335	3/1/2013

10.28	First Modification to Lease (11436 Sorrento Valley Road)		10-Q	001-32335	5/8/2013

10.29	Second Modification to Lease (11436 Sorrento Valley Road), dated June 30, 2017		8-K	001-32335	7/5/2017

10.30*	Credit Agreement, dated December 30, 2015		10-K	001-32335	2/29/2016

10.31#	Halozyme Therapeutics, Inc. Executive Incentive Plan		DEF-14A	001-32335	3/23/2016

10.32	Loan and Security Agreement, dated June 7, 2016		10-Q	001-32335	8/9/2016

10.33	Consent, Release, and First Amendment to Loan and Security Agreement, dated December 21, 2016		10-K	001-32335	2/28/2017

10.34	Consent, Release, and Second Amendment to Loan and Security Agreement, dated November 21, 2017	X

10.35#	Transition Services Agreement and General Release of Claims, dated May 8, 2017, and Consulting Agreement, dated May 9. 2017, by and between the Registrant and Dr. Athena Countouriotis		8-K	001-32335	5/9/2017

10.36#	Transition Services Agreement and General Release of Claims, dated September 29, 2017, and Consulting Agreement, dated September 30, 2017, by and between the Registrant and Mark J. Gergen		8-K	001-32335	9/29/2017

21.1	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	File No.	Date Filed

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Presentation Linkbase	X
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

Halozyme Therapeutics, Inc., a Delaware corporation

Date:	February 20, 2018	By:	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
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

Signature	Title	Date

/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.	President and Chief Executive Officer	February 20, 2018
Helen I. Torley, M.B. Ch.B., M.R.C.P.	(Principal Executive Officer), Director

/s/ Laurie D. Stelzer	Senior Vice President and Chief Financial Officer	February 20, 2018
Laurie D. Stelzer	(Principal Financial and Accounting Officer)

/s/ Connie L. Matsui	Chair of the Board of Directors	February 20, 2018
Connie L. Matsui

/s/ Jean-Pierre Bizzari	Director	February 20, 2018
Jean-Pierre Bizzari

/s/ James M. Daly	Director	February 20, 2018
James M. Daly

/s/ Jeffrey W. Henderson	Director	February 20, 2018
Jeffrey W. Henderson

/s/ Kenneth J. Kelley	Director	February 20, 2018
Kenneth J. Kelley

/s/ Randal J. Kirk	Director	February 20, 2018
Randal J. Kirk

/s/ Matthew L. Posard	Director	February 20, 2018
Matthew L. Posard

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Halozyme Therapeutics, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Halozyme Therapeutics, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/    Ernst & Young LLP
We have served as the Company’s auditor since 2006.

San Diego, California
February 20, 2018

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$168,740	$66,764
Marketable securities, available-for-sale	300,474	138,217
Accounts receivable, net	22,133	15,680
Inventories	5,146	14,623
Prepaid expenses and other assets	13,879	21,248
Total current assets	510,372	256,532
Property and equipment, net	3,520	4,264
Prepaid expenses and other assets	5,553	219
Restricted cash	500	500
Total assets	$519,945	$261,515

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,948	$3,578
Accrued expenses	39,601	28,821
Deferred revenue, current portion	6,568	4,793
Current portion of long-term debt, net	77,211	17,393
Total current liabilities	131,328	54,585
Deferred revenue, net of current portion	54,297	39,825
Long-term debt, net	125,140	199,228
Other long-term liabilities	814	358
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 200,000 shares authorized; 142,789 and 129,502 shares issued and outstanding at December 31, 2017 and 2016, respectively	143	130
Additional paid-in capital	731,044	552,737
Accumulated other comprehensive loss	(450)	(6)
Accumulated deficit	(522,371)	(585,342)
Total stockholders’ equity (deficit)	208,366	(32,481)
Total liabilities and stockholders’ equity (deficit)	$519,945	$261,515
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Product sales, net	$50,396	$53,392	$46,082
Royalties	63,507	50,984	30,975
Revenues under collaborative agreements	202,710	42,315	58,000
Total revenues	316,613	146,691	135,057
Operating expenses:
Cost of product sales	31,152	33,206	29,245
Research and development	150,643	150,842	93,236
Selling, general and administrative	53,816	45,853	40,028
Total operating expenses	235,611	229,901	162,509
Operating income (loss)	81,002	(83,210)	(27,452)
Other income (expense):
Investment and other income, net	2,592	1,326	422
Interest expense	(21,984)	(19,977)	(5,201)
Income (loss) before income taxes	61,610	(101,861)	(32,231)
Income tax (benefit) expense	(1,361)	1,162	—
Net income (loss)	$62,971	$(103,023)	$(32,231)

Net income (loss) per share:
Basic	$0.46	$(0.81)	$(0.25)
Diluted	$0.45	$(0.81)	$(0.25)

Shares used in computing net income (loss) per share:
Basic	136,419	127,964	126,704
Diluted	139,068	127,964	126,704
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$62,971	$(103,023)	$(32,231)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(430)	93	(58)
Foreign currency translation adjustment	(14)	—	—
Total comprehensive income (loss)	$62,527	$(102,930)	$(32,289)
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net income (loss)	$62,971	$(103,023)	$(32,231)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	30,670	25,585	20,838
Depreciation and amortization	2,161	2,410	1,677
Non-cash interest expense	1,761	2,896	1,243
Payment-in-kind interest expense on long-term debt	—	13,184	879
(Accretion of discounts) amortization of premiums on marketable securities, net	(303)	552	—
Loss on disposal of equipment	46	8	8
Deferral of unearned revenue	22,759	701	4,379
Recognition of deferred revenue	(6,512)	(9,304)	(5,789)
Deferral of rent expense	13	—	441
Recognition of deferred rent	(185)	(370)	(276)
Other	(16)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(6,453)	16,730	(23,261)
Inventories	9,477	(5,134)	(3,083)
Prepaid expenses and other assets	2,035	5,626	(15,774)
Accounts payable and accrued expenses	15,629	(244)	13,866
Net cash provided by (used in) operating activities	134,053	(50,383)	(37,083)
Investing activities:
Purchases of marketable securities	(398,187)	(155,412)	(71,482)
Proceeds from maturities of marketable securities	235,805	81,783	79,730
Purchases of property and equipment	(1,350)	(3,137)	(2,360)
Net cash (used in) provided by investing activities	(163,732)	(76,766)	5,888
Financing activities:
Proceeds from issuance of common stock, net	134,874	—	—
Proceeds from issuance of long-term debt, net	—	203,006	—
Repayment of long-term debt	(15,995)	(54,250)	—
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	12,776	1,865	13,098
Net cash provided by financing activities	131,655	150,621	$13,098
Net increase (decrease) in cash, cash equivalents and restricted cash	101,976	23,472	(18,097)
Cash, cash equivalents and restricted cash at beginning of period	67,264	43,792	61,889
Cash, cash equivalents and restricted cash at end of period	$169,240	$67,264	$43,792

	Year Ended December 31,
	2017	2016	2015
Supplemental disclosure of cash flow information:
Interest paid	$20,295	$3,886	$3,775
Income taxes paid	$3,015	$1,441	$—
Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for purchases of property and equipment	$189	$75	$473
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE AT JANUARY 1, 2015	125,721	$126	$491,694	$(41)	$(450,427)	$41,352
Share-based compensation expense	—	—	20,838	—	—	20,838
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	2,056	2	13,096	—	—	13,098
Issuance of restricted stock awards, net	375	—	—	—	—	—
Other comprehensive loss	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	(32,231)	(32,231)
BALANCE AT DECEMBER 31, 2015	128,152	128	525,628	(99)	(482,658)	42,999
Adjustment to beginning retained earnings	—	—	(339)	—	339	—
Share-based compensation expense	—	—	25,585	—	—	25,585
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units and performance restricted stock units, net	570	1	1,947	—	—	1,948
Issuance of restricted stock awards, net	780	1	(84)	—	—	(83)
Other comprehensive income	—	—	—	93	—	93
Net loss	—	—	—	—	(103,023)	(103,023)
BALANCE AT DECEMBER 31, 2016	129,502	130	552,737	(6)	(585,342)	(32,481)
Share-based compensation expense	—	—	30,670	—	—	30,670
Issuance of common stock for cash, net	11,500	11	134,863			134,874
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units and performance restricted stock units, net	1,796	2	12,774	—	—	12,776
Cancellation of restricted stock awards, net	(9)	—	—	—	—	—
Other comprehensive loss	—	—	—	(444)		(444)
Net income	—	—	—	—	62,971	62,971
BALANCE AT DECEMBER 31, 2017	142,789	$143	$731,044	$(450)	$(522,371)	$208,366
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
The majority of our approved product and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 is the active ingredient in our first commercially approved product, Hylenex® recombinant, and it works by temporarily breaking down hyaluronan (or “HA”), a naturally occurring complex carbohydrate that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. We believe this temporary degradation creates an opportunistic window for the improved subcutaneous delivery of injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as our ENHANZE® Technology. We license the ENHANZE Technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the subcutaneous route of administration.
We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Baxalta US Inc. and Baxalta GmbH (Baxalta Incorporated was acquired by Shire plc in June 2016) (“Baxalta”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol-Myers Squibb Company (“BMS”) and Alexion Pharma Holding (“Alexion”).We receive royalties from two of these collaborations, including royalties from sales of one product from the Baxalta collaboration and two products from the Roche collaboration. Future potential revenues from the sales and/or royalties of our approved products, product candidates, and ENHANZE collaborations will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
Our proprietary development pipeline consists primarily of pre-clinical and clinical stage product candidates in oncology. Our lead oncology program is Pegvorhyaluronidase alfa (“PEGPH20”, PEGylated recombinant human hyaluronidase), a molecular entity we are developing in combination with currently approved cancer therapies as a candidate for the systemic treatment of tumors that accumulate HA. We have demonstrated that when HA accumulates in a tumor, it can cause higher pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. PEGPH20 has been demonstrated in animal models to work by temporarily degrading HA surrounding cancer cells resulting in reduced pressure and increased blood flow to the tumor thereby enabling increased amounts of anticancer treatments administered concomitantly gaining access to the tumor. Through our efforts and efforts of our partners and collaborators, we are currently in Phase 3 clinical testing for PEGPH20 with ABRAXANE® (nab-paclitaxel) and gemcitabine in stage IV pancreatic ductal adenocarcinoma (“PDA”) (HALO 109-301), in Phase 1b clinical testing for PEGPH20 with KEYTRUDA® (pembrolizumab) in non-small cell lung cancer and gastric cancer (HALO 107-101), in Phase 1b/2 clinical testing for PEGPH20 with HALAVEN® (eribulin) in patients treated with up to two lines of prior therapy for HER2-negative metastatic breast cancer, in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq® (atezolizumab) in patients with previously treated metastatic PDA, in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq in

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

patients with gastric cancer and in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq in patients with cholangiocarcinoma and gall bladder cancer (HALO 110-101/MATRIX).
Except where specifically noted or the context otherwise requires, references to “Halozyme,” “the Company,” “we,” “our,” and “us” in these notes to condensed consolidated financial statements refer to Halozyme Therapeutics, Inc. and its wholly owned subsidiary, Halozyme, Inc., and Halozyme, Inc.’s wholly owned subsidiaries, Halozyme Holdings Ltd., Halozyme Royalty LLC, Halozyme Switzerland GmbH and Halozyme Switzerland Holdings GmbH.
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Halozyme Therapeutics, Inc. and our wholly owned subsidiary, Halozyme, Inc., and Halozyme, Inc.’s wholly owned subsidiaries, Halozyme Holdings Ltd., Halozyme Royalty LLC, Halozyme Switzerland GmbH and Halozyme Switzerland Holdings GmbH. All intercompany accounts and transactions have been eliminated.
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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within ninety days or less from the date of purchase. As of December 31, 2017, our cash equivalents consisted of money market funds and commercial paper.
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
Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At December 31, 2017 and 2016, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
We are also subject to credit risk from our accounts receivable related to our product sales and revenues under our license and collaborative agreements. We have license and collaborative agreements with pharmaceutical companies under which we receive payments for license fees, milestone payments for specific achievements designated in the collaborative agreements, reimbursements of research and development services and supply of bulk formulation of rHuPH20. In addition, we sell Hylenex® recombinant in the United States to a limited number of established wholesale distributors in the pharmaceutical industry. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is not required. Management monitors our exposure to accounts receivable by periodically evaluating the collectibility of the accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, we recorded no allowance for doubtful accounts at December 31, 2017 and 2016. Approximately 86% of the accounts receivable balance at December 31, 2017 represents amounts due from Roche and Baxalta. Approximately 81% of the accounts receivable balance at December 31, 2016 represents amounts due from Roche and Baxalta.
The following table indicates the percentage of total revenues in excess of 10% with any single customer:

	Year Ended December 31,
	2017	2016	2015
Roche	38%	63%	42%
BMS	32%	—	—
Alexion	13%	—	—
Baxalta	7%	12%	7%
Lilly	—	6%	19%
AbbVie	—	4%	17%

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

We attribute revenues under collaborative agreements, including royalties, to the individual countries where the collaborator is headquartered. We attribute revenues from product sales to the individual countries to which the product is shipped. Worldwide revenues from external customers are summarized by geographic location in the following table (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$196,274	$52,292	$77,149
Switzerland	119,136	93,067	57,136
All other foreign	1,203	1,332	772
Total revenues	$316,613	$146,691	$135,057
As of December 31, 2017 and 2016, we had less than $0.1 million of research equipment in Germany.
We rely on two third-party manufacturers for the supply of bulk rHuPH20 for use in the manufacture of Hylenex recombinant and our other collaboration products and product candidates. Payments due to these suppliers represented 4% and 13% of the accounts payable balance at December 31, 2017 and 2016, respectively. We also rely on a third-party manufacturer for the fill and finish of Hylenex recombinant product under a contract. Payments due to this supplier represented 1% and 2% of the accounts payable balance at December 31, 2017 and 2016, respectively.
Accounts Receivable, Net
Accounts receivable is recorded at the invoiced amount and is non-interest bearing. Accounts receivable is recorded net of allowances for doubtful accounts, cash discounts for prompt payment, distribution fees and chargebacks. We recorded no allowance for doubtful accounts at December 31, 2017 and 2016 as the collectibility of accounts receivable was reasonably assured.
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
As of December 31, 2017 and 2016, inventories consisted of $2.9 million and $2.3 million, respectively, of Hylenex recombinant inventory, net, and $2.2 million and $12.3 million, respectively, of bulk rHuPH20 for use in the manufacture of Baxalta’s and Roche’s collaboration products.
Property and Equipment, Net
Property and equipment are recorded at cost, less accumulated depreciation and amortization. Equipment is depreciated using the straight-line method over its estimated useful life of three years and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Impairment of Long-Lived Assets
We account for long-lived assets in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. For the years ended December 31, 2017 and 2016, there was no impairment of the value of long-lived assets.
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

When collaborators have rights to elect additional targets, the rights are assessed as to whether they represent deliverables at the inception of the arrangement. In assessing these contingent deliverables, we consider whether the right is a substantive option. We consider a right to be a substantive option if the election of the additional targets is not essential to the functionality of the other elements in the arrangement and if we are truly at risk of the right being exercised. If the right is determined to be a substantive option, we further consider whether the right is priced at a significant and incremental discount that should be accounted for as an element of the arrangement. If a right is determined to be a substantive option and is not priced at a significant and incremental discount, it is not treated as a deliverable in the arrangement and receives no allocation at the inception of the arrangement of the original arrangement consideration. The right is then accounted for when and if it is exercised. When collaborators have a right to return targets, the right is assessed as to whether the target may be returned for a refund of the purchase price, for a credit applied to amounts owed, or in exchange for other dissimilar products. We also assess if we have sufficient history to estimate the likelihood of return. If a right of return is considered to exist and we determine there is not sufficient history to estimate the likelihood of return, the consideration allocated to returnable targets is recorded as deferred revenue on the consolidated balance sheet until the right of return is exercised or expires.
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Income Taxes
We provide for income taxes using the liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities at each year end and their respective tax bases and are measured using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Significant judgment is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and the valuation allowance to record against our net deferred tax assets, which are based on complex and evolving tax regulations throughout the world. Deferred tax assets and other tax benefits are recorded when it is more likely than not that the position will be sustained upon audit. While we have begun to utilize certain of our net operating losses, we have not yet established a track record of profitability. Accordingly, valuation allowances have been recorded to reduce our net deferred tax assets to zero, with the exception of the alternative minimum tax ("AMT") credit carryover. Under the Tax Cuts and Jobs Act enacted in December 2017, the AMT credit carryover will either be utilized, or if unutilized fully refunded in 2022. For all other deferred tax assets the valuation allowance will reduce the net value to zero until such time as we can demonstrate an ability to realize them.
Net Income (Loss) Per Share
Basic net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Outstanding stock options, unvested RSAs, unvested RSUs and unvested PRSUs are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. For the years ended December 31, 2017, 2016 and 2015, approximately 7.1 million, 13.8 million, and 9.8 million shares, respectively, of outstanding stock options, unvested RSAs, unvested RSUs and unvested PRSUs were excluded from the calculation of diluted net income (loss) per common share because their effect was anti-dilutive. A reconciliation of the numerators and the denominators of the basic and diluted net income (loss) per common share computations is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income (loss)	$62,971	$(103,023)	$(32,231)
Denominator:
Weighted average common shares outstanding for basic net income (loss) per share	136,419	127,964	126,704
Net effect of dilutive common stock equivalents	2,649	—	—
Weighted average common shares outstanding for diluted net income (loss) per share	139,068	127,964	126,704
Net income (loss) per share:
Basic	$0.46	$(0.81)	$(0.25)
Diluted	$0.45	$(0.81)	$(0.25)
Segment Information
We operate our business in one segment, which includes all activities related to the research, development and commercialization of our proprietary enzymes. This segment also includes revenues and expenses related to (i) research and development and bulk rHuPH20 manufacturing activities conducted under our collaborative agreements with third parties and (ii) product sales of Hylenex recombinant. The chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment. Our long-lived assets located in foreign countries had minimal book value as of December 31, 2017 and 2016.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
		January 1, 2017.	The adoption did not have a material impact on our consolidated financial position or results of operations.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Tax Assets
The amendments in this update simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.

		January 1, 2017	The adoption of this guidance did not have a significant impact on the Company’s financial statements.

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
Cash and cash equivalents at the beginning-of-period and end-of-period total amounts in the Consolidated Statements of Cash Flows have been adjusted to include $0.5 million of restricted cash for each of the periods presented.

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

January 1, 2018. Early adoption is permitted.
We plan to implement the new guidance on January 1, 2018 using the modified retrospective approach. We have substantially completed our evaluation of the effect that the updated standard will have on our consolidated financial statements and related disclosures. Adoption of the new guidance will impact the timing of recognition of payments related to certain of our license and collaboration agreements (1) and the timing of recognition of our sales-based royalties.(2) This standard will have a material impact on our consolidated financial statements.

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
We are currently evaluating the effect the updated standard will have on our consolidated financial statements and related disclosures and do not intend to early adopt. We anticipate recognition of additional assets and corresponding liabilities related to our leases on our consolidated balance sheet.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments
The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income.

		January 1, 2020	The Company does not believe the adoption will have a material impact on our consolidated financial position or results of operations.
_______________

(1)
Under the new standard, we are required to assess whether licenses granted under our collaboration and license agreements are distinct in the context of the agreement from other performance obligations and functional when granted. We expect that license-related amounts, including upfront payments, exclusive designation fees, annual license maintenance fees, additional target fees, development, regulatory and sales-based milestones will be recognized, generally, at a point in time when earned. Currently, these amounts related to certain of our license and collaboration agreements are being amortized over the term of the collaboration agreement. For example, during the year ended December 31, 2017, we recognized revenue from amortization of license payments of $4.1 million. Total deferred revenue related to license payments under collaboration agreements as of December 31, 2017 was $51.8 million, which will be eliminated and recorded as a reduction to our accumulated deficit upon adoption of Topic 606. Under the new standard, license revenues would have totaled $198.4 million for the year ended December 31, 2017.

(2)
Under the new standard, we expect sales-based royalties will be recognized in the quarter they are earned based on estimates, with a true-up to actual results following in the subsequent quarter. Sales-based royalty revenue earned under our collaboration and license agreements is presently recognized when the royalty reports are made available. Upon adoption of Topic 606, we will reduce our accumulated deficit and increase our accounts receivable, net, by the amount earned but not yet reported in our consolidated balance sheet of approximately $19.4 million. In 2017, we recognized royalty revenues of $63.5 million. Under the new standard, royalty revenues would have totaled $68.9 million for the year ended December 31, 2017. We have established a process to estimate sales-based royalty revenues in the quarter in which the sales occur going forward.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

3. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$117,427	$—	$(235)	$117,192
U.S. Treasury securities	66,601	—	(201)	66,400
Commercial paper	116,882	—	—	116,882
	$300,910	$—	$(436)	$300,474

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$40,221	$1	$(15)	$40,207
U.S. Treasury securities	94,002	24	(16)	94,010
Commercial paper	4,000	—	—	4,000
	$138,223	$25	$(31)	$138,217
As of December 31, 2017, 28 available-for-sale marketable securities with a fair market value of $183.6 million were in a gross unrealized loss position of $0.4 million, all of which had been in such position for less than 12 months. Based on our review of these marketable securities, we believe we had no other-than-temporary impairments on these securities as of December 31, 2017, because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	December 31, 2017	December 31, 2016
	Estimated Fair Value
Due within one year	$213,426	$132,221
After one but within five years	87,048	5,996
	$300,474	$138,217

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	December 31, 2017			December 31, 2016
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$142,091	$—	$142,091	$60,916	$—	$60,916
Commercial paper	—	15,700	15,700	—	—	—
Available-for-sale marketable securities:
Corporate debt securities	—	117,192	117,192	—	40,207	40,207
U.S. Treasury securities	66,400	—	66,400	94,010	—	94,010
Commercial paper	—	116,882	116,882	—	4,000	4,000
	$208,491	$249,774	$458,265	$154,926	$44,207	$199,133
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2017. We had no instruments that were classified within Level 3 as of December 31, 2017 and 2016.
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
In August 2013, Roche received European marketing approval for its collaboration product, Herceptin SC, for the treatment of patients with HER2-positive breast cancer and launched Herceptin SC in the European Union (“EU”) in September 2013. In March 2014, Roche received European marketing approval for its collaboration product, MabThera SC, for the treatment of patients with common forms of non-Hodgkin lymphoma (“NHL”). In June 2014, Roche launched MabThera SC in the EU. In May 2016, Roche announced that the EMA approved Mabthera SC to treat patients with chronic lymphocytic leukemia (“CLL”). In June 2017, the FDA approved Genentech’s (a member of the Roche Group) RITUXAN HYCELA™, a combination of rituximab and rHuPH20 (approved and marketed under the MabThera SC brand in countries outside the U.S.), for CLL and two types of NHL, follicular lymphoma and diffuse large B-cell lymphoma. Following FDA approval, Genentech launched RITUXAN HYCELA in the U.S.
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Payments received from Roche, excluding royalties and reimbursements for providing research and development services and supplying bulk rHuPH20, since inception of the Roche Collaboration are as follows (in thousands):

As of December 31, 2017
Upfront license fee payment for the application of rHuPH20 to the initial exclusive targets	$20,000
Election of additional exclusive targets and annual license maintenance fees for the right to designate the remaining targets as exclusive targets	23,000
Clinical development milestone payments	13,000
Regulatory milestone payments	8,000
Sales-based milestone payments	22,000
Total payments received	$86,000
Due to our continuing involvement obligations (for example, support activities associated with rHuPH20) under the Roche Collaboration, revenues from the upfront payment, exclusive designation fees, annual license maintenance fees and sales-based milestone payments were deferred and are being amortized over the remaining term of the Roche Collaboration.
For each of the years ended December 31, 2017, 2016 and 2015, we recognized $3.3 million of Roche deferred revenues, excluding reimbursements for providing research and development services and supplying bulk rHuPH20, as revenues under collaborative agreements. Total Roche deferred revenues, excluding deferred revenues related to reimbursements for providing research and development services and supplying bulk rHuPH20, were $39.4 million and $35.7 million as of December 31, 2017 and 2016, respectively.
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
At the inception of the 2017 Roche Collaboration, we identified the deliverables in the arrangement to include the license, research and development services and supply of bulk rHuPH20 and determined that each individually represent separate units of accounting, because each deliverable has standalone value. The estimated selling prices for the units of accounting we identified were determined based on market conditions, the terms of comparable collaborative arrangements for similar technology in the pharmaceutical and biotech industry and entity-specific factors such as the terms of our previous collaborative agreements, our pricing practices and pricing objectives. The arrangement consideration was allocated to the deliverables based on the relative selling price method and the nature of the research and development services to be performed for the collaborator. The amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (non-contingent amount). As such, we excluded from the allocable arrangement consideration the event-based payments, milestone payments and royalties regardless of the probability of receipt. Based on the results of our analysis, we allocated the $30.0 million to the license fee deliverable. We determined that the upfront payment was earned upon the granting of the worldwide, exclusive right to our technology to Roche. As a result, we recognized the $30.0 million license fee under the 2017 Roche Collaboration as revenues under collaborative agreements for the year ended December 31, 2017.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
Payments received from Baxalta, excluding royalties and reimbursements for providing research and development services and supplying bulk rHuPH20, since inception of the collaboration agreement are as follows (in thousands):

As of December 31, 2017
Upfront license fee payment for the application of rHuPH20 to the initial exclusive target	$10,000
Regulatory milestone payments	3,000
Sales-based milestone payments	9,000
Total payments received	$22,000
Due to our continuing involvement obligations (for example, support activities associated with rHuPH20 enzyme), the upfront license fee and sales-based milestone payments were deferred and are being recognized over the term of the Baxalta Collaboration.
For each of the years ended December 31, 2017, 2016 and 2015, we recognized $0.8 million of Baxalta deferred revenues, excluding reimbursements for providing research and development services and supplying bulk rHuPH20, as revenues under collaborative agreements. Total Baxalta deferred revenues, excluding reimbursements for providing research and development services and supplying bulk rHuPH20, were $12.4 million and $8.2 million as of December 31, 2017 and 2016, respectively.
Other Collaborations
In December 2017, we and Alexion entered into a collaboration and license agreement, under which Alexion has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Alexion proprietary biologics directed at up to four targets (the “Alexion Collaboration”). Targets, once selected, will be on an exclusive, global basis. As of December 31, 2017, Alexion has elected two specific exclusive targets. Alexion has the right to elect up to two additional targets for additional fees. The upfront license payment may be followed by event-based payments subject to Alexion’s achievement of specified development, regulatory and sales-based milestones. In addition, Alexion will pay royalties to us if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the Alexion Collaboration continues in effect until the later of: (i) expiration of the last to expire of the valid claims of or patents covering rHuPH20 or other specified

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Alexion Collaboration, with respect to each country, consists of the period equal to the longer of (a) duration of any valid claim of our patent covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. In the event such valid claims expire, the royalty rate is reduced for the remaining royalty term. Alexion may terminate the agreement prior to the expiration for any reason in its entirety upon 90 days prior written notice to us. Upon such termination, the license granted to Alexion (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
In September 2017, we and BMS entered into a collaboration and license agreement, effective November 2017, under which BMS has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with BMS proprietary biologics directed at up to eleven targets (the “BMS Collaboration”). Targets, once selected, will be on an exclusive, global basis, with the exception of one co-exclusive target. As of December 31, 2017, BMS has elected several specified exclusive targets, including programmed death 1 (PD-1), and has the right to elect additional targets, some of which are subject to additional fees. The upfront license payment may be followed by event-based payments subject to BMS’s achievement of specified development, regulatory and sales-based milestones. In addition, BMS will pay royalties to us if products developed under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the BMS Collaboration continues in effect until the later of: (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the BMS Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. In the event such valid claims expire, the royalty rate is reduced for the remaining royalty term. BMS may terminate the agreement prior to expiration for any reason in its entirety upon prior written notice to us. Upon any such termination, the license granted to BMS (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
In December 2015, we and Lilly entered into a collaboration and license agreement, under which Lilly has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Lilly proprietary biologics directed at up to five targets (the “Lilly Collaboration”). Targets, once selected, will be on an exclusive, global basis, with the exception of one semi-exclusive target. As of December 31, 2017, Lilly has elected two specified exclusive targets and one specified semi-exclusive target. Lilly has the right to elect up to two additional targets for additional fees. The upfront license payment may be followed by event-based payments subject to Lilly’s achievement of specified development, regulatory and sales-based milestones. In addition, Lilly will pay royalties to us if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the Lilly Collaboration continues in effect until the later of: (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Lilly Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. In the event such valid claims expire, the royalty rate is reduced for the remaining royalty term. Lilly may terminate the agreement prior to expiration for any reason in its entirety upon 60 days prior written notice to us. Upon any such termination, the license granted to Lilly (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
In June 2015, we and AbbVie entered into a collaboration and license agreement, under which AbbVie has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with AbbVie proprietary biologics directed at up to nine targets (the “AbbVie Collaboration”). Targets, once selected, will be on an exclusive, global basis. As of December 31, 2017, AbbVie has elected one specified exclusive target, and subsequently returned the target. AbbVie has the right

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

to elect up to eight additional targets for additional fees. The upfront license payment may be followed by event-based payments subject to AbbVie’s achievement of specified development, regulatory and sales-based milestones. In addition, AbbVie will pay tiered royalties to us if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the AbbVie Collaboration continues in effect until the later of: (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the AbbVie Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. In the event such valid claims expire, the royalty rate is reduced for the remaining royalty term. AbbVie may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 90 days prior written notice to us. Upon any such termination, the license granted to AbbVie (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
In December 2014, we and Janssen entered into a collaboration and license agreement, under which Janssen has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Janssen proprietary biologics directed at up to five targets (the “Janssen Collaboration”). Targets, once selected, will be on an exclusive, global basis. As of December 31, 2017, Janssen has elected one specified exclusive target. Janssen has the right to elect four additional targets in the future upon payment of additional fees. In addition, Janssen will pay royalties to us if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the Janssen Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Janssen Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. In the event such valid claims expire, the royalty rate is reduced for the remaining royalty term. Janssen may terminate the agreement prior to expiration for any reason in its entirety or on a product-by-product basis upon 90 days prior written notice to us. Upon any such termination, the license granted to Janssen (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining our patented rHuPH20 enzyme with Pfizer proprietary biologics directed at up to six targets (the “Pfizer Collaboration”). Targets may be selected on an exclusive or non-exclusive basis. As of December 31, 2017, Pfizer has elected five specified exclusive targets and has returned two of its elected targets. Pfizer has the right to elect three additional targets in the future, two of which are contingent on payment of additional fees. In addition, Pfizer will pay royalties to us if products under the collaboration are commercialized. Unless terminated earlier in accordance with its terms, the Pfizer Collaboration continues in effect until the later of (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration. The royalty term of a product developed under the Pfizer Collaboration, with respect to each country, consists of the period equal to the longer of: (a) the duration of any valid claim of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers the product in such country or (b) ten years following the date of the first commercial sale of such product in such country. Royalties are subject to adjustment as set forth in the agreement. Pfizer may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis upon 30 days prior written notice to us. Upon any such termination, the license granted to Pfizer (in total or with respect to the terminated target, as applicable) will terminate, provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Payments received under collaboration agreements for upfront license fees, license fees for the election of additional targets, maintenance fees and event-based payments since inception of the collaboration agreements are as follows (in thousands):

As of December 31, 2017
Alexion Collaboration	$40,000
BMS Collaboration	105,000
Lilly Collaboration	33,000
AbbVie Collaboration	29,000
Janssen Collaboration	30,250
Pfizer Collaboration	16,500
Total payments received	$253,750
At the inception of the Pfizer, Janssen, AbbVie, Lilly, BMS and Alexion arrangements, we identified the deliverables in each arrangement to include the license, research and development services and supply of bulk rHuPH20. We have determined that the license, research and development services and supply of bulk rHuPH20 individually represent separate units of accounting, because each deliverable has standalone value. We determined that the rights to elect additional targets in the future upon the payment of additional license fees are substantive options that are not priced at a significant and incremental discount. Therefore, we determined for each collaboration that the rights to elect additional targets are not deliverables at the inception of the arrangement. The estimated selling prices for the units of accounting we identified were determined based on market conditions, the terms of comparable collaborative arrangements for similar technology in the pharmaceutical and biotech industry and entity-specific factors such as the terms of our previous collaborative agreements, our pricing practices and pricing objectives. The arrangement consideration was allocated to the deliverables based on the relative selling price method and the nature of the research and development services to be performed for the collaborator.
The amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (non-contingent amount). As such, we excluded from the allocable arrangement consideration the event-based payments, milestone payments, annual exclusivity fees and royalties regardless of the probability of receipt. Based on the results of our analysis, we allocated the following amounts to the license fee deliverable under the arrangement (in thousands):

Consideration allocated to license fees:
Alexion Collaboration	$40,000
BMS Collaboration	101,400
Lilly Collaboration	33,000
AbbVie Collaboration	23,000
Janssen Collaboration	15,250
Pfizer Collaboration	12,500
Total consideration allocated to license fees	$225,150
We determined that the consideration allocated to the license fees were earned upon the granting of the worldwide, exclusive right to our technology to the collaborators in these arrangements. As a result, we recognized the consideration allocated to license fees as revenues under collaborative agreements in the period when such license fees were earned. We recognized revenue related to event-based payments or milestone payments under these collaborations of $15.0 million, $6.0 million, and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The collaborators are each solely responsible for the development, manufacturing and marketing of any products resulting from their respective collaborations. We are entitled to receive payments for research and development services and supply of bulk rHuPH20 if requested by any collaborator. We recognize amounts allocated to research and development services as revenues

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
5. Certain Balance Sheet Items
Accounts receivable, net consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Accounts receivable from product sales to collaborators	$18,475	$7,854
Accounts receivable from revenues under collaborative agreements	2,142	6,151
Accounts receivable from other product sales	2,075	2,234
Subtotal	22,692	16,239
Allowance for distribution fees and discounts	(559)	(559)
Total accounts receivable, net	$22,133	$15,680
Inventories consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Raw materials	$377	$761
Work-in-process	2,131	12,850
Finished goods	2,638	1,012
Total inventories	$5,146	$14,623
Prepaid expenses and other assets consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Prepaid manufacturing expenses	$2,337	$9,663
Prepaid research and development expenses	7,793	8,613
Other prepaid expenses	2,585	1,661
Other assets	6,717	1,530
Total prepaid expenses and other assets	19,432	21,467
Less long-term portion	5,553	219
Total prepaid expenses and other assets, current	$13,879	$21,248
Prepaid manufacturing expenses include slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory once the manufacturing process has commenced.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Property and equipment, net consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Research equipment	$10,970	$10,479
Computer and office equipment	3,725	3,373
Leasehold improvements	2,715	2,331
Subtotal	17,410	16,183
Accumulated depreciation and amortization	(13,890)	(11,919)
Property and equipment, net	$3,520	$4,264
Depreciation and amortization expense was approximately $2.2 million , $2.4 million, and $1.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Accrued expenses consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Accrued outsourced research and development expenses	$18,757	$9,522
Accrued compensation and payroll taxes	13,384	11,539
Accrued outsourced manufacturing expenses	2,504	3,225
Other accrued expenses	5,396	4,552
Total accrued expenses	40,041	28,838
Less long-term portion	440	17
Total accrued expenses, current	$39,601	$28,821
Deferred revenue consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Collaborative agreements
License fees and event-based payments:
Roche	$39,379	$35,709
Other	15,999	8,209
	55,378	43,918
Reimbursement for research and development services	—	700
Product sales	5,487	—
Total deferred revenue	60,865	44,618
Less current portion	6,568	4,793
Deferred revenue, net of current portion	$54,297	$39,825

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

6. Long-Term Debt, Net
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty LLC (“Halozyme Royalty”), we received a $150 million loan (the “Royalty-backed Loan”) pursuant to a credit agreement (the “Credit Agreement”) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the “Royalty-backed Lenders”). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (“Collaboration Agreements”). The royalty payments from the Collaboration Agreements will be used to repay the principal and interest on the loan (the “Royalty Payments”).  The Royalty-backed Loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. The interest rate as of December 31, 2017 and 2016 was 10.25% and 9.71%, respectively.
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
As of December 31, 2017, we were in compliance with all covenants under the Royalty-backed Loan and there was no material adverse change in our business, operations or financial condition.
During the year ended December 31, 2016, accrued interest in the amount of $13.2 million was capitalized and added to the principal balance of the Royalty-backed Loan. We began making principal and interest payments against the Royalty-backed Loan in the first quarter of 2017 and therefore had no capitalized interest in the year ended December 31, 2017. In addition, we recorded accrued interest, which is included in accrued expenses, of $0.7 million as of December 31, 2017 and 2016, respectively.
In connection with the Royalty-backed Loan, we paid the Royalty-backed Lenders a fee of $1.5 million and incurred additional debt issuance costs totaling $0.4 million, which includes expenses that we paid on behalf of the Royalty-backed Lenders and expenses incurred directly by us. Debt issuance costs and the lender fee have been netted against the debt as of December 31, 2017, and are being amortized over the estimated term of the debt using the effective interest method. For the years ended December 31, 2017 and 2016, the Company recognized interest expense, including amortization of the debt discount, related to the Royalty-backed Loan of $16.4 million and $14.5 million, respectively. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short- and long-term classification of these costs, as well as the period over which these costs will be amortized. The outstanding balance of the Royalty-backed Loan as of December 31, 2017 was $146.5 million, net of unamortized debt discount of $0.8 million.

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
In June 2016, we entered into a Loan and Security Agreement (the “Loan Agreement”) with the Lenders, providing a senior secured loan facility of up to an aggregate principal amount of $70.0 million, comprising a $55.0 million draw in June 2016 and an additional $15.0 million tranche, which we had the option to draw during the second quarter of 2017 and did not exercise. The initial proceeds carry an interest rate of 8.25% and were partially used to pay the outstanding principal and final payment of $4.25 million owed on the Original Loan Agreement with the Lenders. The remaining proceeds are being used for working capital and general business requirements. The repayment schedule provides for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of January 1, 2021. The Loan Agreement provides for a final payment equal to 5.50% of the initial $55.0 million principal amount. The final payment is due when the Loan Agreement becomes due or upon the prepayment of the facility. We have the option to prepay the outstanding balance of the Loan Agreement in full, subject to a prepayment fee of 2% in the first year and 1% in the second year of the Loan Agreement.
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

 As of December 31, 2017, we were in compliance with all covenants under the Loan Agreement and there was no material adverse change in our business, operations or financial condition.
Interest expense, including amortization of the debt discount, related to the Loan Agreement totaled $5.5 million, $20.0 million and $5.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Accrued interest, which is included in accrued expenses, was $0.4 million and $1.1 million as of December 31, 2017 and 2016, respectively. The outstanding term loan balance was $55.9 million as of December 31, 2017, inclusive of $1.3 million of accretion of the final payment and net of unamortized debt discount related to offering costs of $0.4 million.
Future maturities and interest payments of long-term debt as of December 31, 2017, are as follows (in thousands):

2018	$94,125
2019	105,758
2020	27,311
2021	4,755
2022	—
Total minimum payments	231,949
Less amount representing interest	(26,792)
Gross balance of long-term debt	205,157
Less unamortized debt discount	(2,806)
Present value of long-term debt	202,351
Less current portion of long-term debt	(77,211)
Long-term debt, less current portion and unamortized debt discount	$125,140
7. Share-based Compensation
We currently grant stock options, restricted stock awards and restricted stock units under the Amended and Restated 2011 Stock Plan (“2011 Stock Plan”), which was approved by the stockholders on May 6, 2016 and provides for the grant of up to 44.2 million shares of common stock to selected employees, consultants and non-employee members of our Board of Directors as stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards. The 2011 Stock Plan was approved by the stockholders. Awards are subject to terms and conditions established by the Compensation Committee of our Board of Directors. During the year ended December 31, 2017, we granted share-based awards under the 2011 Stock Plan. At December 31, 2017, 13,023,641 shares were subject to outstanding awards and 6,552,249 shares were available for future grants of share-based awards.
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development	$13,080	$11,470	$9,795
Selling, general and administrative	17,590	14,115	11,043
Share-based compensation expense	$30,670	$25,585	$20,838

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Share-based compensation expense by type of share-based award (in thousands):

	Year Ended December 31,
	2017	2016	2015
Stock options	$19,583	$16,544	$11,145
RSAs, RSUs and PRSUs	11,087	9,041	9,693
	$30,670	$25,585	$20,838
Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	December 31, 2017
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$36,914	2.4
RSAs	$4,610	1.6
RSUs	$15,965	2.6
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

A summary of our stock option award activity as of and for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	6,353,892	$9.18
Granted	3,973,604	$16.26
Exercised	(1,926,368)	$7.49
Canceled/forfeited	(407,936)	$10.64
Outstanding at December 31, 2015	7,993,192	$13.03
Granted	4,466,306	$9.03
Exercised	(413,248)	$6.88
Canceled/forfeited	(955,054)	$12.42
Outstanding at December 31, 2016	11,091,196	$11.70
Granted	2,717,614	$12.60
Exercised	(1,514,826)	$9.24
Canceled/forfeited	(1,185,518)	$11.89
Outstanding at December 31, 2017	11,108,466	$12.24	7.0	$90.8	million
Vested and expected to vest at December 31, 2017	11,108,466	$12.24	7.0	$90.8	million
Exercisable at December 31, 2017	5,493,802	$12.31	6.1	$44.7	million
The weighted average grant date fair values of options granted during the years ended December 31, 2017, 2016 and 2015 were $7.86 per share, $5.36 per share and $9.60 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was approximately $10.0 million, $1.4 million and $16.2 million, respectively. Cash received from stock option exercises for the years ended December 31, 2017, 2016 and 2015 was approximately $14.0 million, $2.8 million and $14.4 million, respectively.
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

	Year Ended December 31,
	2017	2016	2015
Expected volatility	69.8-71.7%	67.5-71.9%	66.2-67.4%
Average expected term (in years)	5.6	5.4	5.6
Risk-free interest rate	1.73-2.13%	1.00-1.90%	1.34-1.92%
Expected dividend yield	—	—	—

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Restricted Stock Awards. RSAs are grants that entitle the holder to acquire shares of our common stock at zero cost. The shares covered by a RSA cannot be sold, pledged, or otherwise disposed of until the award vests and any unvested shares may be reacquired by us for the original purchase price following the awardee’s termination of service. The RSAs will generally vest at the rate of one-fourth of the shares on each anniversary of the date of grant. Annual grants of RSAs to the Board of Directors typically vest in approximately one year.
The following table summarizes our RSA activity during the years ended December 31, 2017, 2016 and 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2015	1,158,451	$10.26
Granted	515,695	$15.00
Vested	(721,990)	$10.11
Forfeited	(140,676)	$11.84
Unvested at December 31, 2015	811,480	$13.13
Granted	968,652	$8.41
Vested	(296,831)	$12.76
Forfeited	(180,198)	$10.33
Unvested at December 31, 2016	1,303,103	$10.09
Granted	98,945	$14.15
Vested	(514,613)	$10.23
Forfeited	(108,485)	$9.62
Unvested at December 31, 2017	778,950	$10.59
The estimated fair value of the RSAs was based on the closing market value of our common stock on the date of grant. The total grant date fair value of RSAs vested during the years ended December 31, 2017, 2016 and 2015 was approximately $5.3 million, $3.8 million and $7.3 million, respectively. The fair value of RSAs vested during the years ended December 31, 2017, 2016 and 2015, was approximately $6.6 million, $2.5 million and $13.9 million, respectively.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Restricted Stock Units. A RSU is a promise by us to issue a share of our common stock upon vesting of the unit. The RSUs will generally vest at the rate of one-fourth of the shares on each anniversary of the date of grant.
The following table summarizes our RSU activity during the years ended December 31, 2017, 2016 and 2015:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Unvested at January 1, 2015	462,322	$11.12
Granted	422,492	$14.75
Vested	(134,088)	$10.93
Forfeited	(84,512)	$10.86
Outstanding at December 31, 2015	666,214	$13.49
Granted	796,582	$8.17
Vested	(218,279)	$12.74
Forfeited	(77,948)	$10.99
Outstanding at December 31, 2016	1,166,569	$10.16
Granted	1,378,273	$12.13
Vested	(378,406)	$10.48
Forfeited	(251,261)	$11.11
Outstanding at December 31, 2017	1,915,175	$11.39	1.4	$38.8	million
The estimated fair value of the RSUs was based on the closing market value of our common stock on the date of grant. The total grant date fair value of RSUs vested during the years ended December 31, 2017, 2016 and 2015 was approximately $4.0 million, $2.8 million and $1.5 million, respectively. The fair value of RSUs vested during the years ended December 31, 2017, 2016 and 2015 was approximately $4.7 million, $2.1 million and $1.8 million, respectively.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Performance Restricted Stock Units. A PRSU is a promise by us to issue a share of our common stock upon achievement of a specific performance condition.
The following table summarizes our PRSU activity during the years ended December 31, 2017, 2016 and 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	431,238	$8.91
Granted	118,209	$11.19
Vested	(83,380)	$9.48
Forfeited	(156,360)	$9.21
Outstanding at December 31, 2015	309,707	$9.48
Granted	—	—
Vested	(30,037)	$9.49
Forfeited	(79,415)	$9.44
Outstanding at December 31, 2016	200,255	$9.49
Granted	—	—
Vested	—	—
Forfeited	(200,255)	$9.49
Outstanding at December 31, 2017	—	—
The estimated fair value of the PRSUs was based on the closing market value of our common stock on the date of grant. The total grant date fair value and intrinsic value of PRSUs vested during the years ended December 31, 2017, 2016 and 2015 was approximately zero, $0.3 million and $0.8 million, respectively.
8. Stockholders’ Equity (Deficit)
In May 2017, we completed an underwritten public offering pursuant to which we sold 11.5 million shares of common stock, including 1.5 million shares sold pursuant to the full exercise of an option to purchase additional shares granted to the underwriters. All of the shares were offered at a public offering price of $12.50 per share, generating $134.9 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses. We intend to use the net proceeds from this offering to fund continued development of our PEGPH20 oncology program and for other general corporate purposes.
During the years ended December 31, 2017, 2016 and 2015, we issued an aggregate of 1,514,826, 413,248 and 1,926,368 shares of common stock, respectively, in connection with the exercises of stock options, for net proceeds of approximately $14.0 million, $2.8 million and $14.4 million, respectively. For the years ended December 31, 2017, 2016 and 2015, we issued 281,398, 134,944 and 82,069 shares of common stock, respectively, upon vesting of certain RSUs for which the RSU holders surrendered 97,008, 83,335 and 52,019 RSUs, respectively, to pay for minimum withholding taxes totaling approximately $1.9 million, $0.8 million and $0.7 million, respectively. In addition, we canceled 9,540 shares of common stock, net of issuances and issued 780,066 and 375,019 shares of common stock, net of cancellations in connection with grants of RSAs during the years ended December 31, 2017, 2016 and 2015, respectively.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

9. Commitments and Contingencies
Operating Leases
Our administrative offices and research facilities are located in San Diego, California. We lease an aggregate of approximately 76,000 square feet of office and research space in four buildings. The leases commenced in June 2011 and November 2013 and continue through January 2023. The leases are subject to approximately 3.0% annual increases throughout the terms of the leases. We also pay a pro rata share of operating costs, insurance costs, utilities and real property taxes. We received incentives under the leases, including tenant improvement allowances and reduced or free rent, for which the unamortized deferred rent balances associated with these incentives was $0.3 million and $0.4 million as of December 31, 2017 and 2016, respectively.
In November 2015, we opened a satellite office in South San Francisco, California. We lease approximately 10,000 square feet of office space. The lease commenced in November 2015 and continues through January 2021. The lease is subject to approximately 3.0% annual increases throughout the term of the lease. We also pay a pro rata share of operating costs, insurance costs, utilities and real property taxes. We received incentives under the lease, including tenant improvement allowances and reduced or free rent, for which the unamortized deferred rent balances associated with these incentives was $0.3 million and $0.4 million as of December 31, 2017 and 2016, respectively.
Additionally, we lease certain office equipment under operating leases. Total rent expense was approximately $2.3 million, $2.2 million and $1.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Approximate annual future minimum operating lease payments as of December 31, 2017 are as follows (in thousands):

Year:	Operating Leases
2018	$2,415
2019	2,785
2020	2,824
2021	2,470
2022	2,506
Total minimum lease payments	$13,000
Other Commitments
In March 2010, we entered into a second Commercial Supply Agreement with Avid (the “Avid Commercial Supply Agreement”). Under the terms of the Avid Commercial Supply Agreement, we are committed to certain minimum annual purchases of bulk rHuPH20 equal to three quarters of forecasted supply. In addition, Avid has the right to manufacture and supply a certain percentage of bulk rHuPH20 that will be used in the collaboration products. At December 31, 2017, we had a $7.2 million minimum purchase obligation in connection with this agreement.
In June 2011, we entered into a services agreement with Patheon for the technology transfer and manufacture of Hylenex recombinant. At December 31, 2017, we had a $0.3 million minimum purchase obligation in connection with this agreement.
Contingencies
We have entered into an in-licensing agreement with a research organization, which is cancelable at our option with 90 days written notice. Under the terms of this agreement, we have received a license to the know-how and technology claimed, in certain patents or patent applications. We are required to pay fees, milestones and/or royalties on future sales of products employing the technology or falling under claims of a patent, and some of the agreements require minimum royalty payments. We continually reassess the value of the license agreement. If the in-licensed and research candidate is successfully developed, we may be required to pay milestone payments of approximately $8.0 million over the life of this agreement in addition to royalties on sales of the affected products. Due to the uncertainties of the development process, the timing and probability of the remaining milestone and royalty payments cannot be accurately estimated.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%. As of December 31, 2017, we have not completed our accounting for the tax effects of the Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances. We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax balance was $17.1 million. The provisional amount of $17.1 million was fully offset by a change in the valuation allowance.
Total income (loss) before income taxes summarized by region were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$160,938	$6,384	$11,724
Foreign	(99,328)	(108,245)	(43,955)
Net income (loss) before income taxes	$61,610	$(101,861)	$(32,231)
Significant components of our net deferred tax assets/(liabilities) were as follows (in thousands).

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$32,630	$103,296
Deferred revenue	8,815	15,354
Research and development and orphan drug credits	75,224	73,701
Share-based compensation	7,423	8,844
Alternative minimum tax credit	5,532	1,494
Other, net	2,270	1,021
	131,894	203,710
Valuation allowance for deferred tax assets	(126,189)	(203,370)
Deferred tax assets, net of valuation	5,705	340
Deferred tax liabilities:
Depreciation	(173)	(340)
Total deferred tax liabilities	(173)	(340)
Net deferred tax asset (liability)	$5,532	$—

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

A valuation allowance of $126.2 million and $203.4 million has been established to offset the net deferred tax assets as of December 31, 2017 and 2016, respectively, as realization of such assets is uncertain. Under the Act, the AMT credit carryovers can be used to offset regular tax liability for taxable years beginning after 2017. If not utilized before 2022, any remaining AMT credit carryover will be fully refundable. Accordingly, the recognized deferred tax asset, on a provisional basis, as of December 31, 2017 is the AMT credit carryover that will either be utilized or refunded.
Income tax expense was comprised of the following components (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current - federal	$4,051	$1,145	$—
Current - state	120	17	—
Deferred - federal	(5,532)	—	—
Deferred - state	—	—	—
	$(1,361)	$1,162	$—
The provision for income taxes on earnings subject to income taxes differs from the statutory federal income tax rate due to the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Federal income tax expense (benefit) at 34%	$20,947	$(34,633)	$(10,959)
State income tax benefit, net of federal income tax impact	930	(653)	5,524
(Decrease) increase in valuation allowance	(77,181)	11,252	4,045
Enactment of the Tax Cuts and Jobs Act	17,132	—	—
Foreign income subject to tax at other than federal statutory rate	33,674	36,803	14,945
Shared-based compensation	525	3,735	(4,990)
Non-deductible expenses and other	5,779	698	6,457
Research and development credits, net	4,162	(1,084)	(3,861)
Orphan drug credits, net of federal add back	(7,329)	(14,956)	(11,161)
	$(1,361)	$1,162	$—
At December 31, 2017, our unrecognized tax benefit and uncertain tax positions were $14.4 million. None of this amount would affect the effective tax rate and $14.4 million would affect the effective tax rate in the event the valuation allowance was removed. Of the unrecognized tax benefits, we do not expect any significant changes to occur in the next 12 months. Interest and/or penalties related to uncertain income tax positions are recognized by us as a component of income tax expense. For the years ended December 31, 2017, 2016 and 2015, we recognized no interest or penalties.
The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2017	2016	2015
Gross unrecognized tax benefits at beginning of period	$12,799	$4,898	$—
Increases in tax positions for prior years	—	5,615	—
Decreases in tax positions for prior years	(2,518)	(4,898)	—
Increases in tax positions for current year	4,147	7,184	4,898
Gross unrecognized tax benefits at end of period	$14,428	$12,799	$4,898

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

At December 31, 2017, we had federal, California and other state tax net operating loss carryforwards of approximately $88.5 million, $243.1 million and $13.9 million, respectively.
The following table shows key expiration dates of the federal and California net operating loss carryforwards (in thousands):

		Expires in:
	Net Operating Loss	2018	2021 and beyond	2028 and beyond
Federal	$88,516	—	$88,516	—
California	$243,080	—	—	$243,080
At December 31, 2017, we had federal and California research and development tax credit carryforwards of approximately $19.1 million and $11.7 million, respectively. The federal research and development tax credits will begin to expire in 2024 unless previously utilized. The California research and development tax credits will carryforward indefinitely until utilized. Additionally, we had Orphan Drug Credit carryforwards of $57.3 million which will begin to expire in 2035.
Pursuant to Internal Revenue Code Section 382, the annual use of the net operating loss carryforwards and research and development tax credits could be limited by any greater than 50% ownership change during any three year testing period. As a result of any such ownership change, portions of our net operating loss carryforwards and research and development tax credits are subject to annual limitations. A Section 382 analysis regarding the limitation of the net operating losses and research and development credits was completed as of November 1, 2017. Based upon the analysis, we do not believe an ownership change occurred during 2017. Based upon previous analysis it was determined that ownership changes occurred in prior years; however, the annual limitations on net operating loss and research and development tax credit carryforwards will not have a material impact on the future utilization of such carryforwards.
We do not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiaries as it is our intention to utilize those earnings in the foreign operations for an indefinite period of time. At December 31, 2017 and 2016, there were no undistributed earnings in foreign subsidiaries.
We are subject to taxation in the U.S. and in various state and foreign jurisdictions. Our tax years for 1998 and forward are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.
A new Swiss subsidiary, Halozyme Switzerland GmbH, was formed during the fourth quarter of 2016 and obtained a tax ruling from Canton of Basel Stadt for its operations in Switzerland. The tax ruling is dated December 21, 2016, and will continue for a period of ten years, not to extend beyond December 31, 2026. The combined income tax burden at the federal, cantonal and communal level will not exceed 10% during the period covered by the ruling. As a result of foreign losses and a full valuation allowance, no net tax benefit was derived for the year ended December 31, 2017 as a result of the tax ruling.

11.	Employee Savings Plan
We have an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate, provided they meet the requirements of the plan. We are not required to make matching contributions under the plan. However, we voluntarily contributed to the plan approximately $1.2 million, $1.0 million and $0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

12.	Summary of Unaudited Quarterly Financial Information
The following is a summary of our unaudited quarterly results for the years ended December 31, 2017 and 2016 (in thousands):

	Quarter Ended
2017 (Unaudited):	March 31,	June 30,	September 30,	December 31,
Total revenues (1) (2)	$29,568	$33,750	$63,731	$189,564
Gross profit on product sales	$3,890	$4,992	$5,257	$5,105
Total operating expenses	$57,094	$59,228	$55,654	$63,635
Net income (loss)	$(32,897)	$(30,763)	$2,749	$123,882
Net income (loss) per share:
Basic	$(0.26)	$(0.23)	$0.02	$0.87
Diluted	$(0.26)	$(0.23)	$0.02	$0.85
Shares used in computing net income (loss) per share:
Basic	128,615	134,013	141,190	141,718
Diluted	128,615	134,013	143,236	145,633
	Quarter Ended
2016 (Unaudited):	March 31,	June 30,	September 30,	December 31,
Total revenues	$42,499	$33,336	$31,853	$39,003
Gross profit on product sales	$5,178	$5,391	$4,197	$5,420
Total operating expenses	$58,668	$55,059	$54,596	$61,578
Net loss	$(19,816)	$(26,875)	$(28,946)	$(27,386)
Net loss per share, basic and diluted	$(0.16)	$(0.21)	$(0.23)	$(0.21)
Shares used in computing basic and diluted net loss per share	127,615	127,958	128,154	128,185
_______________

(1)	Revenues for the quarter ended December 31, 2017 included $101.4 million, $40.0 million and $15.0 million in revenue under collaborative arrangements from BMS, Alexion and Janssen, respectively.

(2)	Revenues for the quarter ended September 30, 2017 included $30.0 million in revenue under collaborative arrangements from the 2017 Roche Collaboration.

Halozyme Therapeutics, Inc.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
For the year ended December 31, 2017
Accounts receivable allowances (1)	$559	$4,645	$(4,645)	$559
For the year ended December 31, 2016
Accounts receivable allowances (1)	$967	$4,795	$(5,203)	$559
For the year ended December 31, 2015
Accounts receivable allowances (1)	$611	$4,150	$(3,794)	$967
_______________

(1)	Allowances are for chargebacks, prompt payment discounts and distribution fees related to Hylenex recombinant product sales.