Form 10-Q
period 2018-03-31
HALOZYME THERAPEUTICS INC
filed 2018-05-10
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 143,965,620 as of May 3, 2018.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$98,012	$168,740
Marketable securities, available-for-sale	335,682	300,474
Accounts receivable, net	26,574	22,133
Inventories	4,393	5,146
Prepaid expenses and other assets	19,809	13,879
Total current assets	484,470	510,372
Property and equipment, net	4,937	3,520
Prepaid expenses and other assets	5,562	5,553
Restricted cash	500	500
Total assets	$495,469	$519,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,628	$7,948
Accrued expenses	31,889	39,601
Deferred revenue, current portion	1,247	6,568
Current portion of long-term debt, net	82,460	77,211
Total current liabilities	119,224	131,328
Deferred revenue, net of current portion	6,006	54,297
Long-term debt, net	102,696	125,140
Other long-term liabilities	2,479	814
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 200,000 shares authorized; 143,886 and 142,789 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	144	143
Additional paid-in capital	744,359	731,044
Accumulated other comprehensive loss	(870)	(450)
Accumulated deficit	(478,569)	(522,371)
Total stockholders’ equity	265,064	208,366
Total liabilities and stockholders’ equity	$495,469	$519,945
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues:
Royalties	$20,944	$13,982
Product sales, net	6,801	11,434
Revenues under collaborative agreements	3,127	4,152
Total revenues	30,872	29,568
Operating expenses:
Cost of product sales	3,052	7,544
Research and development	37,976	36,935
Selling, general and administrative	13,556	12,615
Total operating expenses	54,584	57,094
Operating loss	(23,712)	(27,526)
Other income (expense):
Investment and other income, net	1,668	287
Interest expense	(5,230)	(5,448)
Net loss before income taxes	(27,274)	(32,687)
Income tax expense	187	210
Net loss	$(27,461)	$(32,897)

Net loss per share:
Basic and diluted	$(0.19)	$(0.26)

Shares used in computing net loss per share:
Basic and diluted	142,656	128,615
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(27,461)	$(32,897)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(418)	(40)
Foreign currency translation adjustment	(2)	(4)
Unrealized gain on foreign currency	—	1
Total comprehensive loss	$(27,881)	$(32,940)
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,

	2018	2017
Operating activities:
Net loss	$(27,461)	$(32,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	8,339	7,315
Depreciation and amortization	566	602
Non-cash interest expense	1,352	1,453
(Accretion of discounts) amortization of premiums on marketable securities, net	(565)	16
Recognition of deferred revenue	(1,834)	(1,723)
Deferral (recognition) of rent expense	132	(114)
Other	(2)	39
Changes in operating assets and liabilities:
Accounts receivable, net	15,044	3,228
Inventories	752	333
Prepaid expenses and other assets	(5,939)	4,668
Accounts payable and accrued expenses	(12,561)	(5,379)
Net cash used in operating activities	(22,177)	(22,459)
Investing activities:
Purchases of marketable securities	(114,661)	(54,830)
Proceeds from maturities of marketable securities	79,600	59,194
Purchases of property and equipment	(839)	(99)
Net cash (used in) provided by investing activities	(35,900)	4,265
Financing activities:
Repayment of long-term debt	(17,628)	(2,989)
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	4,977	(393)
Net cash used in financing activities	(12,651)	(3,382)
Net decrease in cash, cash equivalents and restricted cash	(70,728)	(21,576)
Cash, cash equivalents and restricted cash at beginning of period	169,240	67,264
Cash, cash equivalents and restricted cash at end of period	$98,512	$45,688
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 20, 2018. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Certain reclassifications have been made to the prior period condensed consolidated statement of cash flows within operating activities to conform to the current period presentation. There was no change to net cash used in operating activities. Operating results for interim periods are not necessarily indicative of the operating results for an entire fiscal year.
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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within ninety days or less from the date of purchase. As of March 31, 2018, our cash equivalents consisted of money market funds and commercial paper.
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
Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At March 31, 2018 and December 31, 2017, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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
Available-for-sale marketable securities consist of asset-backed securities, corporate debt securities, U.S. Treasury securities and commercial paper, and are measured at fair value using Level 1 and Level 2 inputs. Level 2 financial instruments are valued using market prices on less active markets and proprietary pricing valuation models with observable inputs, including interest rates, yield curves, maturity dates, issue dates, settlement dates, reported trades, broker-dealer quotes, issue spreads, benchmark securities or other market related data. We obtain the fair value of Level 2 investments from our investment manager, who obtains these fair values from a third-party pricing source. We validate the fair values of Level 2 financial instruments provided by our investment manager by comparing these fair values to a third-party pricing source.
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
We capitalize inventory costs associated with our drug candidates prior to receipt of regulatory approval, based on management’s judgment of probable future commercialization.  We would be required to expense these capitalized costs upon a change in such judgment, due to, among other factors, a decision denying approval of the drug candidate by regulatory agencies.

Bulk rHuPH20 formulations manufactured for partner use prior to our partner receiving marketing approval from the U.S. Food and Drug Administration (“FDA”) or comparable regulatory agencies in foreign countries and with no alternative future use is recorded as research and development expense. All direct manufacturing costs incurred after receiving marketing approval are capitalized as inventory. Bulk rHuPH20 formulations manufactured for general partner and internal use, which can potentially be used by any collaboration partner or by us in any stage of development or in commercial product, is considered to have alternative future use and all manufacturing costs are capitalized as inventory. Inventories used in our clinical trials are expensed at the time the inventories are packaged for the clinical trials.
As of March 31, 2018 and December 31, 2017, inventories consisted of $2.9 million of Hylenex recombinant inventory, net and $1.5 million and $2.2 million, respectively, of bulk rHuPH20.
Revenue Recognition
We generate revenues from payments received under collaborative agreements and product sales. As of January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers (ASC 606) which affects how we recognize revenues in these arrangements. We applied the provisions of ASC 606 using the modified retrospective approach, with the cumulative effect of the adoption recognized as of January 1, 2018, to all contracts that had not been completed as of that date. Under ASC 606, we recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers we perform the following five steps: (i) identify the promised goods or services in the contract; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligations. Amounts reported in prior periods have not been adjusted. Accordingly, the reported revenue amounts for the three months ended March 31, 2017 and 2018 are based on different accounting policies.
Prior to the ASC 606 adoption, revenue was recognized when all of the following criteria were met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. Differences between the revenue recognition policies applicable prior to the adoption and ASC 606 are described in the following sections and in Note 4.
Revenues under Collaborative Agreements - as reported under ASC 606 beginning January 1, 2018
Under these agreements, we grant the collaboration partner a worldwide license to develop and commercialize products using our ENHANZE Technology to combine our patented rHuPH20 enzyme with their proprietary biologics directed at up to a specified number of targets. Targets are usually licensed on an exclusive, global basis. Targets selected subsequent to inception of the arrangement require payment of an additional license fee. The collaboration partner is responsible for all development, manufacturing, clinical, regulatory, sales and marketing costs for any products developed under the agreement. We are responsible for supply of bulk rHuPH20 based on the collaboration partner’s purchase orders, and may also be separately engaged to perform research and development services.
We collect an upfront license payment from the collaboration partner, and are also entitled to receive event-based payments subject to the collaboration partner’s achievement of specified development, regulatory and sales-based milestones. In several agreements, collaboration partners pay us annual fees to maintain their exclusive license rights if they are unable to advance product development to specified stages. We earn separate fees for bulk rHuPH20 supplies and research and development services. In addition, the collaboration partner will pay us royalties at a mid-single digit percent rate of their sales if products under the collaboration are commercialized. All amounts owed to us are noncancelable after the underlying triggering event occurs, and nonrefundable once paid. Unless terminated earlier in accordance with its terms, the collaboration continues in effect until the later of: (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration, which is determined separately for each country. In the event such valid claims expire prior to the last to expire royalty term, the royalty rate is reduced for the remaining royalty term following such expiration. The collaboration partner may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis generally upon 90 days prior written notice to us. Upon any such termination, the license granted to the collaboration partner (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
Although these agreements are in form structured as collaborative agreements, we concluded for accounting purposes they represent contracts with customers, and are not subject to accounting literature on collaborative arrangements. This is because we grant to collaboration partners licenses to our intellectual property, and provide supply of bulk rHuPH20 and research and development services which are all outputs of our ongoing activities, in exchange for consideration. We do not develop assets jointly with collaboration partners, and do not share in significant risks of their development or commercialization activities. Accordingly, we concluded our collaborative agreements must be accounted for pursuant to ASC Topic 606, Revenue from Contracts with Customers.
Under all of our collaborative agreements, we have identified licenses to use functional intellectual property as the only performance obligation. The intellectual property underlying the license is our proprietary ENHANZE® Technology which represents application of rHuPH20 to facilitate delivery of drugs or fluids. The license grants the collaboration partners right to use our intellectual property as it exists on the effective date of the license, because there is no ongoing development of the ENHANZE Technology required. Therefore, we recognize revenue from licenses at the point when the license becomes effective and the collaboration partner has received access to our intellectual property, usually at the inception of the agreement.
When collaboration partners can select additional targets to add to the licenses granted, we consider these rights to be options. We evaluate whether such options contain material rights, i.e. have exercise prices that are discounted compared to what we would charge for a similar license to a new collaboration partner. The exercise price of these options includes a combination of the target selection fees, event-based milestone payments and royalties. When these amounts in aggregate are not offered at a discount that exceeds discounts available to other customers, we conclude the option does not contain a material right, and we consider grants of additional licensing rights upon option exercises to be separate contracts (target selection contracts).
We provide standard indemnification and protection of licensed intellectual property for our customers. These provisions are part of assurance that the licenses meet the agreements representations and are not obligations to provide goods or services.
We also fulfill purchase orders for supply of bulk rHuPH20 and perform research and development services pursuant to projects authorization forms for our collaboration partners, which represent separate contracts. Additionally, we price our supply of bulk rHuPH20 and research and development services at our regular selling prices, called standalone selling price or SSP. Therefore, our collaboration partners do not have material rights to order these items at prices not reflective of SSP. Refer to the discussion below regarding recognition of revenue for these separate contracts.
Transaction price for a contract represents the amount to which we are entitled in exchange for providing goods and services to the customer. Transaction price does not include amounts subject to uncertainties unless it is probable that there will be no significant reversal of revenue when the uncertainty is resolved. Apart from the upfront license payment (or target selection fees in the target selection contracts), all other fees we may earn under our collaborative agreements are subject to significant uncertainties of product development. Achievement of many of the event-based development and regulatory milestones may not be probable until such milestones are actually achieved. This generally relates to milestones such as obtaining marketing authorization approvals and successful completion of clinical trials. With respect to other development milestones, e.g. dosing of a first patient in a clinical trial, achievement could be considered probable prior to its actual occurrence, based on the progress towards commencement of the trial. We do not include any amounts subject to uncertainties into the transaction price until it is probable that the amount will not result in a significant reversal of revenue in the future. At the end of each reporting period, we re-evaluate the probability of achievement of such milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price.
When target exchange rights are held by collaboration partners, and the amounts attributed to these rights are not refundable, they are included in the transaction price. However, they are recorded as deferred revenues because we have a potential performance obligation to provide a new target if the exchange right is exercised. These amounts are recognized in revenue when the right of exchange expires or is exercised.
Because our agreements only have one type of performance obligation (licenses) which are typically all transferred at the same time at agreement inception, allocation of transaction price often is not required. However, allocation is required when licenses for some of the individual targets are subject to rights of exchange, because revenue associated with these targets cannot be recognized. We perform an allocation of the upfront amount based on relative SSP of licenses for individual targets. We determine license SSP using income-based valuation approach utilizing risk-adjusted discounted cash flow projections of the estimated return a licensor would receive. When amounts subject to uncertainties, such as milestones and royalties, are included in the transaction price, we attribute them to the specific individual target licenses which generate such milestone or royalty amounts.
We also estimate SSP of bulk rHuPH20 and research and development services, to determine that our collaboration partners do not have material rights to order them at discounted prices. For supplies of bulk rHuPH20, because we effectively act as a contract manufacturer to our collaboration partners, we estimate and charge SSP based on the typical contract manufacturer margins consistently with all of our collaborative partners. We determine SSP of research and development services based on a fully-burdened labor rate. Our rates are comparable to those we observe in other collaborative agreements. We also have a history of charging similar rates to all of our collaboration partners.
Upfront amounts allocated to licenses to individual targets are recognized as revenue when the license is transferred to the collaboration partner, as discussed above, if the license is not subject to exchange rights, or when the exchange right expires or is exercised. Development milestones and other fees are recognized in revenue when they are included in the transaction price, because by that time we have already transferred the related license to the collaboration partner.
Sales-based milestones and royalties cannot be recognized until the underlying sales occur. We do not receive final royalty reports from our collaboration partners until after we complete our financial statements for a prior quarter. Therefore, we recognize revenue based on estimates of the royalty earned, which are based on preliminary reports provided by our collaboration partners. We record a true-up in the following quarter if necessary, when final royalty reports are received.
In contracts to provide research and development services, such services represent the only performance obligation. The fees are charged based on hours worked by our employees and the fixed contractual rate per hour, plus third-party pass-through costs, on a monthly basis. We recognize revenues as the related services are performed based on the amounts billed, as the collaboration partner consumes the benefit of research and development work simultaneously as we perform these services, and the amounts billed reflect the value of these services to the customer.
Refer to Note 4 Revenue, for further discussion on our collaborative arrangements.
Prior to the adoption of ASC 606 on January 1, 2018, we recognized upfront amounts received under two of our collaborative agreements straight-line over the contract term in accordance with the accounting standards that were in effect in 2006-2007, when these collaborative agreements were entered into. In addition, we recognized royalty revenue in the period when we received final royalty reports from the collaboration partners, in the quarter following the quarter in which the corresponding sales occurred.

There were no other differences in revenue to be recognized under the previously existing authoritative accounting literature and ASC 606 applied to our collaborative agreements.
Product Sales, Net - as reported under ASC 606 beginning January 1, 2018
Hylenex Recombinant
We sell Hylenex recombinant in the U.S. to wholesale pharmaceutical distributors, who sell the product to hospitals and other end-user customers. Sales to wholesalers are made pursuant to purchase orders subject to the terms of a master agreement, and delivery of individual packages of Hylenex recombinant represent performance obligations under each purchase order. We use a contract manufacturer to produce Hylenex recombinant and a third-party logistics (3PL) vendor to process and fulfill orders. We concluded we are the principal in the sales to wholesalers because we control access to services rendered by both vendors and direct their activities. We have no significant obligations to wholesalers to generate pull-through sales.
Selling prices initially billed to wholesalers are subject to discounts for prompt payment and subsequent chargebacks when wholesalers sell Hylenex recombinant at negotiated discounted prices to members of certain group purchasing organizations (“GPOs”) and government programs. We also pay quarterly distribution fees to certain wholesalers for inventory reporting and chargeback processing, and to GPOs for access to GPO members. We concluded the benefits received in exchange for these fees are not distinct from our sales of Hylenex recombinant, and accordingly we apply these amounts to reduce revenues. Wholesalers also have rights to return unsold product nearing or past the expiration date. Because of the shelf life of Hylenex recombinant and our lengthy return period, there may be a significant period of time between when the product is shipped and when we issue credits on returned product.
We estimate the transaction price when we receive each purchase order taking into account the expected reductions of the selling price initially billed to the wholesaler arising from all of the above factors. We have compiled historical experience and data to estimate future returns and chargebacks of Hylenex recombinant and the impact of the other discounts and fees we pay. When estimating these adjustments to the transaction price, we reduce it sufficiently to be able to assert that it is probable that there will be no significant reversal of revenue when the ultimate adjustment amounts are known.
Each purchase order contains only one type of product, and is usually shipped to the wholesaler in a single shipment. Therefore, allocation of the transaction price to individual packages is not required.
We recognize revenue from Hylenex recombinant product sales and related cost of sales upon product delivery to the wholesaler location. At that time, the wholesalers take control of the product as they take title, bear the risk of loss of ownership, and have an enforceable obligation to pay us. They also have the ability to direct sales of product to their customers on terms and at prices they negotiate. Although wholesalers have product return rights, we do not believe they have a significant incentive to return the product to us.
Upon recognition of revenue from product sales of Hylenex recombinant, the estimated amounts of credit for product returns, chargebacks, distribution fees, prompt payment discounts, and GPO fees are included in sales reserves, accrued liabilities and net of accounts receivable. We monitor actual product returns, chargebacks, discounts and fees subsequent to the sale. If these amounts differ from our estimates, we make adjustments to these allowances, which are applied to increase or reduce product sales revenue and earnings in the period of adjustments.
In connection with the orders placed by wholesalers, we incur costs such as commissions to our sales representatives. However, as revenue from product sales is recognized upon delivery to the wholesaler, which occurs shortly after we receive a purchase order, we do not capitalize these commissions and other costs, based on application of a practical expedient allowed in ASC 606.

Bulk rHuPH20
We sell bulk rHuPH20 to collaboration partners for use in research and development; subsequent to receiving marketing approval, we sell it for use in collaboration commercial products. Sales are made pursuant to purchase orders subject to the terms of the collaborative agreement, and delivery of units of bulk rHuPH20 represent performance obligations under each purchase order. We provide a standard warranty that the product conforms to specifications. Similar to our sales of Hylenex recombinant, we use a contract manufacturer to produce bulk rHuPH20 and we concluded we are the principal in the sales to collaboration partners. Transaction price for each purchase order represents the amounts we bill for the shipment of bulk rHuPH20 which are fixed based on the cost of production plus a contractual markup, and are not subject to adjustments. Allocation of the transaction price to individual quantities of the product is usually not required because the entire order is shipped in a single shipment.
We recognize revenue from bulk rHuPH20 formulations as product sales and related cost of sales upon transfer of title to our partners. At that time, the partners take control of the product, bear the risk of loss of ownership, and have an enforceable obligation to pay us.
There were no differences in how the previously existing authoritative accounting literature applied to our product sales transactions.
Revenue Presentation
In our statements of operations, we report as revenues under collaborative agreements the upfront payments, event-based development and regulatory milestones and sales milestones. We also include in this category revenues from separate research and development contracts pursuant to project authorization forms and sales of bulk rHuPH20 that has no alternative future use. We report royalties received from collaboration partners as a separate line in our statements of operations.
Revenues from sales of Hylenex recombinant and bulk rHuPH20 that has alternative future use are included in product sales, net.
In footnotes to our financial statements, we provide disaggregated revenue information by type of arrangement (product sales, net, collaborative agreements and research and development services), and additionally, by type of payment stream received under collaborative agreements (upfront amounts, event-based development and regulatory milestones and other fees, sales milestones and royalties).
Cost of Product Sales
Cost of product sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of Hylenex recombinant and bulk rHuPH20 that has alternative future use and for use in our partners’ approved collaboration products. Cost of product sales also consists of the write-down of excess, dated and obsolete inventories and the write-off of inventories that do not meet certain product specifications, if any. Prior to bulk rHuPH20 having alternative future use, all costs related to the manufacturing were charged to research and development expenses in the periods such costs were incurred. There were no costs of bulk rHuPH20 product sales for the three months ended March 31, 2018 that were previously expensed as research and development. Of the bulk rHuPH20 that has alternative future use on hand as of March 31, 2018, approximately $2.7 million in manufacturing costs were previously recorded as research and development expenses. We expect to sell this inventory by the end of 2019.

Research and Development Expenses
Research and development expenses include salaries and benefits, facilities and other overhead expenses, external clinical trial expenses, research related manufacturing services, contract services and other outside expenses. Research and development expenses are charged to operating expenses as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. When bulk rHuPH20 is manufactured for use in research and development by us or our partners and the product cannot be redirected for alternative use due to formulation and manufacturing specifications, the manufacturing costs are recorded as research and development expense. Bulk rHuPH20 that is manufactured for partner use prior to our partner receiving marketing approval from the FDA or comparable regulatory agencies in foreign countries and meet these specifications is recorded as research and development expenses. The manufacturing costs of bulk rHuPH20 for the approved collaboration products, Herceptin SC, MabThera SC (RITUXAN HYCELA™ in the U.S.) and HYQVIA, incurred after the receipt of marketing approvals are capitalized as inventory. Bulk rHuPH20 formulations manufactured for general partner and internal use, which can potentially be used by any collaboration partner or by us in any stage of development or in commercial product, is considered to have alternative future use and all manufacturing costs are capitalized as inventory. Inventories used in our clinical trials are expensed at the time the inventories are packaged for the clinical trials.
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
Income Taxes
We provide for income taxes using the liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities at each year end and their respective tax bases and are measured using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Significant judgment is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and the valuation allowance to record against our net deferred tax assets, which are based on complex and evolving tax regulations throughout the world. Deferred tax assets and other tax benefits are recorded when it is more likely than not that the position will be sustained upon audit. While we have begun to utilize certain of our net operating losses, we have not yet established a track record of profitability. Accordingly, valuation allowances have been recorded to reduce our net deferred tax assets to zero, with the exception of the alternative minimum tax ("AMT") credit carryover of $5.5 million. Under the Tax Cuts and Jobs Act (the “Act”) enacted in December 2017, the AMT credit carryover will either be utilized, or if unutilized fully refunded in 2022. For all other deferred tax assets the valuation allowance will reduce the net value to zero until such time as we can demonstrate an ability to realize them.
The Act reduces the U.S. federal corporate tax rate from 35% to 21%. As a result, the Company evaluated and adjusted its deferred tax assets to reflect the new corporate tax rates as of December 31, 2017. The Company is still evaluating other potential impacts and planning opportunities related to tax reform.  As of March 31, 2018, the Company has not implemented any new material planning items and believes that its disclosures in its financial statements as of December 31, 2017 are still reasonably accurate.
Net Loss Per Share
Basic loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Outstanding stock options, unvested RSAs, unvested RSUs and unvested PRSUs are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. For the three months ended March 31, 2018 and 2017, approximately 14.6 million and 16.4 million shares, respectively, of outstanding stock options, unvested RSAs, unvested RSUs and unvested PRSUs were excluded from the calculation of diluted net loss per common share because a net loss was reported in each of these periods and therefore their effect was anti-dilutive.
Segment Information
We operate our business in one segment, which includes all activities related to the research, development and commercialization of our proprietary enzymes. This segment also includes revenues and expenses related to (i) research and development and bulk rHuPH20 manufacturing activities conducted under our collaborative agreements with third parties and (ii) product sales of Hylenex recombinant. The chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment. Our long-lived assets located in foreign countries had minimal book value as of March 31, 2018 and December 31, 2017.
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
		January 1, 2018.	We currently do not hold equity securities. The adoption did not have a material impact on our condensed consolidated financial position or results of operations.

In October 2016, the FASB issued ASU 2016-16, Income Taxes; Intra-Entity Transfers of Assets Other Than Inventory.
The new guidance removes the current requirement to defer the income tax effects of intercompany transfers of assets other than inventory (e.g., intangible assets) until the asset has been sold to an outside party. As a result, the income tax consequences of an intercompany transfer of assets other than inventory will be recognized in the current period income statement rather than being deferred until the assets leave the consolidated entity.
		January 1, 2018	We adopted the new guidance on January 1, 2018. The adoption did not have a material impact on our condensed consolidated financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). In March, April, May and December 2016, the FASB issued additional guidance related to Topic 606.
The new standard superseded nearly all existing revenue recognition guidance. Under Topic 606, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods or services. Topic 606 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates, and also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. The new standard also defines accounting for certain costs related to origination and fulfillment of contracts with customers, including whether such costs should be capitalized.
		January 1, 2018.	We adopted the new guidance on January 1, 2018 using the modified retrospective approach. Refer to Notes 2 “Revenue Recognition” and 4 for additional detail regarding the impact of this adoption.

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In February 2016, the FASB issued ASU 2016-02, Leases.	The new guidance requires lessees to recognize assets and liabilities for most leases and provides enhanced disclosures.	January 1, 2019. Early adoption is permitted.
We plan to implement the guidance on January 1, 2019. We are currently evaluating the effect the updated standard will have on our consolidated financial statements and related disclosures. We anticipate recognition of additional assets and corresponding liabilities related to our leases on our consolidated balance sheet. This standard will have a material impact on our consolidated financial statements.

3. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Asset-backed securities	$8,957	$—	$(9)	$8,948
Corporate debt securities	121,341	—	(478)	120,863
U.S. Treasury securities	99,265	—	(367)	98,898
Commercial paper	106,973	—	—	106,973
	$336,536	$—	$(854)	$335,682

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Corporate debt securities	$117,427	$—	$(235)	$117,192
U.S. Treasury securities	66,601	—	(201)	66,400
Commercial paper	116,882	—	—	116,882
	$300,910	$—	$(436)	$300,474

As of March 31, 2018, 30 available-for-sale marketable securities were in a gross unrealized loss position, all of which had been in such position for less than 12 months. Based on our review of these marketable securities, we believe we had no other than-temporary impairments on these securities as of March 31, 2018, because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
Contractual maturities of available-for-sale debt securities are as follows (in thousands):

March 31, 2018
Estimated Fair Value
Due within one year	$301,637
After one but within five years	34,045
$335,682
The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2018			December 31, 2017
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$75,621	$—	$75,621	$142,091	$—	$142,091
Commercial paper	—	8,000	8,000	—	15,700	15,700

Available-for-sale marketable securities:
Asset-backed securities	—	8,948	8,948	—	—	—
Corporate debt securities	—	120,863	120,863	—	117,192	117,192
U.S. Treasury securities	98,898	—	98,898	66,400	—	66,400
Commercial paper	—	106,973	106,973	—	116,882	116,882
	$174,519	$244,784	$419,303	$208,491	$249,774	$458,265
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2018. We had no instruments that were classified within Level 3 as of March 31, 2018 and December 31, 2017.

4. Revenue
Our disaggregated revenues were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Royalties	$20,944	$13,982

Product sales, net
Sales of bulk rHuPH20	$3,378	$8,229
Sales of Hylenex	3,423	3,205
Total product sales, net	6,801	11,434

Revenues under collaborative agreements:
Upfront license fees	1,336	351
Event-based development milestones and other fees	1,000	672
Research and development services	791	3,129
Total revenues under collaborative agreements	3,127	4,152

Total revenue	$30,872	$29,568
During the three months ended March 31, 2018 we recognized revenue related to licenses granted to collaboration partners in prior periods in the amount of $21.9 million. This amount represents royalties earned in the current period, in addition to the achievement of a development milestone of $1.0 million by Roche. We also recognized revenue of $1.8 million that had been included in deferred revenues at December 31, 2017. We did not recognize any adjustments to reduce sales reserves and allowances liability related to Hylenex recombinant sales in prior periods.
Revenue recognized during the three months ended March 31, 2017 was determined in accordance with the accounting rules applicable prior to the adoption of ASC 606 on January 1, 2018.
Upon the adoption of ASC 606, we recognized an adjustment to increase our accounts receivable by $19.4 million, decrease deferred revenues by $51.8 million, and decrease accumulated deficit by $71.2 million. The impact of applying the provisions of ASC 606 in the three months ended March 31, 2018 was to increase revenues by $1.1 million. Under the previously existing authoritative accounting literature, at March 31, 2018 our accounts receivable would have been $20.9 million lower, and our deferred revenue$51.4 million higher, than the amounts reported in our condensed consolidated balance sheet. ASC 606 did not have an aggregate impact on our net cash used in operating activities, but resulted in offsetting changes in net loss and certain assets and liabilities within net cash used in operating activities in the condensed consolidated statement of cash flows.
Accounts receivable, net and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Accounts receivable, net	$26,574	$22,133
Deferred revenues	7,253	60,865
As of March 31, 2018, the amounts included in the transaction price of our contracts with customers, including collaboration partners, and allocated to goods and services not yet provided were $7.3 million. This amount has been collected and is reported as deferred revenues. The timing of when these goods and services will be provided is controlled by our customers. Of the total deferred revenues, $5.0 million can be used by the customers at any time through 2022 and the remaining $2.3 million at any time through 2019.
There were no contract assets related to collaborative agreements recognized during the three months ended March 31, 2018. While we may become entitled to receive additional event-based development and regulatory milestones and other fees under our collaborative agreements, which relate to intellectual property licenses granted to collaboration partners in prior periods, no amounts were probable. The following table presents amounts under our collaborative agreements included in transaction price (i.e. cumulative amounts triggered or probable) as of March 31, 2018 (in thousands):

	Upfront (1)	Development (2)	Sales (3)	Royalty	Total
Collaboration partner and agreement date:
Roche (December 2006 and September 2017)	$70,000	$25,000	$22,000	$176,943	$293,943
Baxalta (September 2007)	10,000	3,000	9,000	18,409	40,409
Pfizer (December 2012)	14,500	2,000	—	—	16,500
Janssen (December 2014)	15,250	15,000	—	—	30,250
AbbVie (June 2015)	23,000	6,000	—	—	29,000
Lilly (December 2015)	33,000	—	—	—	33,000
BMS (September 2017)	105,000	—	—	—	105,000
Alexion (December 2017)	40,000	—	—	—	40,000

(1)	Upfront and additional target selection fees

(2)	Event-based development and regulatory milestone amounts and other fees

(3)	Sales-based milestone amounts
Through March 31, 2018, our collaboration partners have completed development, obtained marketing authorization approvals for certain indications and commenced commercialization of the following products:

•	Roche, for Herceptin SC in the European Union (“EU”) in August 2013; and MabThera SC in the EU in March 2014 and its equivalent RITUXAN HYCELA™ in the US in June 2017;

•	Baxalta, for HYQVIA in the EU and in the US in May 2013.
The remaining targets and products are currently in the process of development by the collaboration partners.
5. Certain Balance Sheet Items
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Accounts receivable from product sales to collaborators	$2,881	$18,475
Accounts receivable from revenues under collaborative agreements	1,296	2,142
Accounts receivable from royalty payments	20,944	—
Accounts receivable from other product sales	1,950	2,075
Subtotal	27,071	22,692
Allowance for distribution fees and discounts	(497)	(559)
Total accounts receivable, net	$26,574	$22,133

Inventories consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$357	$377
Work-in-process	2,641	2,131
Finished goods	1,395	2,638
Total inventories	$4,393	$5,146
Prepaid expenses and other assets consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Prepaid manufacturing expenses	$9,085	$2,337
Prepaid research and development expenses	7,488	7,793
Other prepaid expenses	2,150	2,585
Other assets	6,648	6,717
Total prepaid expenses and other assets	25,371	19,432
Less long-term portion	5,562	5,553
Total prepaid expenses and other assets, current	$19,809	$13,879
Prepaid manufacturing expenses include slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory once the manufacturing process has commenced.
Property and equipment, net consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Research equipment	$11,132	$10,970
Computer and office equipment	4,176	3,725
Leasehold improvements	4,085	2,715
Subtotal	19,393	17,410
Accumulated depreciation and amortization	(14,456)	(13,890)
Property and equipment, net	$4,937	$3,520
Depreciation and amortization expense totaled $0.6 million for the three months ended March 31, 2018 and 2017, respectively.

Accrued expenses consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued outsourced research and development expenses	$17,863	$18,757
Accrued compensation and payroll taxes	5,529	13,384
Accrued outsourced manufacturing expenses	2,933	2,504
Other accrued expenses	6,201	5,396
Total accrued expenses	32,526	40,041
Less long-term portion	637	440
Total accrued expenses, current	$31,889	$39,601
Deferred revenue consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Collaborative agreements
License fees and event-based payments:
Roche	$—	$39,379
Other	2,265	15,999
Total license fees and event-based payments	2,265	55,378
Product sales	4,988	5,487
Total deferred revenue	7,253	60,865
Less current portion	1,247	6,568
Deferred revenue, net of current portion	$6,006	$54,297
6. Long-Term Debt, Net
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty LLC (“Halozyme Royalty”), we received a $150 million loan (the “Royalty-backed Loan”) pursuant to a credit agreement (the “Credit Agreement”) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the “Royalty-backed Lenders”). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (“Collaboration Agreements”). The royalty payments from the Collaboration Agreements will be used to repay the principal and interest on the loan (the “Royalty Payments”).  The Royalty-backed Loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. The interest rate as of March 31, 2018 was 10.25%.
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
As of March 31, 2018, we were in compliance with all covenants under the Royalty-backed Loan and there was no material adverse change in our business, operations or financial condition.
We began making principal and interest payments against the Royalty-backed Loan in the first quarter of 2017 and therefore had no capitalized interest in the three months ended March 31, 2018. In addition, we recorded accrued interest, which is included in accrued expenses, of $0.6 million and $0.7 million as of March 31, 2018 and December 31, 2017, respectively
In connection with the Royalty-backed Loan, we paid the Royalty-backed Lenders a fee of $1.5 million and incurred additional debt issuance costs totaling $0.4 million, which includes expenses that we paid on behalf of the Royalty-backed Lenders and expenses incurred directly by us. Debt issuance costs and the lender fee have been netted against the debt as of March 31, 2018, and are being amortized over the estimated term of the debt using the effective interest method. For the three months ended March 31, 2018 and 2017, the Company recognized interest expense, including amortization of the debt discount, related to the Royalty-backed Loan of $3.9 million and $4.0 million, respectively. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short- and long-term classification of these costs, as well as the period over which these costs will be amortized. The outstanding balance of the Royalty-backed Loan as of March 31, 2018 was $131.8 million, net of unamortized debt discount of $0.6 million.
Oxford and SVB Loan and Security Agreement
In June 2016, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (collectively, the “Lenders”), providing a senior secured loan facility of up to an aggregate principal amount of $70.0 million, comprising a $55.0 million draw in June 2016 and an additional $15.0 million tranche, which we had the option to draw during the second quarter of 2017 and did not exercise. The initial proceeds carry an interest rate of 8.25% and were partially used to pay the outstanding principal and final payment of $4.25 million owed on a previous loan agreement with the Lenders. The remaining proceeds are being used for working capital and general business requirements. The repayment schedule provides for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of January 1, 2021. The Loan Agreement provides for a final payment equal to 5.50% of the initial $55.0 million principal amount. The final payment is due when the Loan Agreement becomes due or upon the prepayment of the facility. We have the option to prepay the outstanding balance of the Loan Agreement in full, subject to a prepayment fee of 2% in the first year and 1% in the second year of the Loan Agreement.
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
 As of March 31, 2018, we were in compliance with all covenants under the Loan Agreement and there was no material adverse change in our business, operations or financial condition.
Interest expense, including amortization of the debt discount, related to the Loan Agreement totaled $1.4 million for the three months ended March 31, 2018 and 2017, respectively. Accrued interest, which is included in accrued expenses, was $0.4 million as of March 31, 2018 and December 31, 2017, respectively. The outstanding term loan balance was $53.4 million as of March 31, 2018, inclusive of $1.6 million of accretion of the final payment and net of unamortized debt discount related to offering costs of $0.4 million.
7. Share-based Compensation
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$3,914	$3,274
Selling, general and administrative	4,425	4,041
Share-based compensation expense	$8,339	$7,315
Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options	$4,559	$4,749
RSAs, RSUs and PRSUs	3,780	2,566
	$8,339	$7,315

We granted stock options to purchase approximately 1.6 million and 2.2 million shares of common stock during the three months ended March 31, 2018 and 2017, respectively. The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes model”). Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments. The assumptions used in the Black-Scholes model were as follows:

	Three Months Ended March 31,
	2018	2017
Expected volatility	62.61-70.06%	71.0-71.7%
Average expected term (in years)	5.5	5.6
Risk-free interest rate	2.25-2.65%	1.92-1.94%
Expected dividend yield	—	—
Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	March 31, 2018
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$46,233	2.58
RSAs	$3,434	1.33
RSUs	$36,667	2.70
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
During the three months ended March 31, 2018 and 2017, we issued an aggregate of 705,856 and 74,522 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $10.47 and $7.78 per share, respectively, for net proceeds of approximately $7.4 million and $0.6 million, respectively. For the three months ended March 31, 2018 and 2017, we issued 410,306 and 252,305 shares of common stock, respectively, upon vesting of certain RSUs for which the RSU holders surrendered 129,465 and 79,499 RSUs, respectively, to pay for minimum withholding taxes totaling approximately $2.4 million and $1.7 million, respectively. In addition, we did not cancel any shares of common stock in connection with the grants of RSAs during the three months ended March 31, 2018 and 2017, respectively. Stock options and unvested restricted units totaling approximately 14.1 million shares and 13.0 million shares of our common stock were outstanding as of March 31, 2018 and December 31, 2017, respectively.

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
As used in this report, unless the context suggests otherwise, references to “Halozyme,” “the Company,” “we,” “our,” “ours,” and “us” refer to Halozyme Therapeutics, Inc., its wholly owned subsidiary, Halozyme, Inc. and Halozyme Inc.’s wholly owned subsidiaries, Halozyme Holdings Ltd., Halozyme Royalty LLC, Halozyme Switzerland GmbH and Halozyme Switzerland Holdings GmbH. References to “Notes” refer to the Notes to Condensed Consolidated Financial Statements included herein (refer to Item 1 of Part I).
The following information should be read in conjunction with the interim unaudited condensed consolidated financial statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2017, included in our Annual Report on Form 10-K for the year ended December 31, 2017. Past financial or operating performance is not necessarily a reliable indicator of future performance, and our historical performance should not be used to anticipate results or future period trends.
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than statements of historical fact are, or may be deemed to be, forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity,” “project” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the anticipated timing and scope of planned clinical trials, the development or regulatory approval of new products, enhancements of existing products or technologies, timing and success of the launch of new products by us or by our collaborators, third party performance under key collaboration agreements, revenue, expense and cash burn levels and expected trends, expected repayment of the Royalty-backed Loan and trends and other statements regarding matters that are not historical are forward-looking statements. Such statements reflect management’s current forecast of certain aspects of our future, are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements due to a number of factors including, but not limited to, those set forth below under the section entitled “Risks Factors” and elsewhere in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report.
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
Our first quarter of 2018 and recent highlights include:

•	In January 2018, Roche initiated a Phase 1 study for an unnamed target with ENHANZE Technology, triggering a $1.0 million milestone payment.

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

Product and Product Candidates
We have one marketed proprietary product, three partnered products, one proprietary product candidate targeting several indications in various stages of development, and two preclinical product candidates. The following table summarizes our proprietary product and product candidate as well as products and product candidates under development with our collaborators:

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	RESEARCH FOCUS	DEVELOPMENT STAGE (PRECLINICAL / PHASE 1 / PHASE 2 / PHASE 3 / FILED / APPROVED)
ENHANZE™ COLLABORATION PRODUCT CANDIDATES			
Roche (Total of 9 potential targets)			
PERJETA® (pertuzumab)	Oncology	Breast Cancer	Phase 1
	Undisclosed		Phase 1
Pfizer (Total of 6 potential targets)			
Janssen (Total of 5 potential targets)			
DARZALEX® (daratumumab)	Oncology	Amyloidosis	Phase 3
		Smoldering Myeloma	Phase 3
		Multiple Myeloma	Phase 3
		Multiple Myeloma	Phase 3
		Multiple Myeloma	Phase 2
		Multiple Myeloma	Phase 1
AbbVie (Total of 9 potential targets)			
Lilly (Total of 5 potential targets)	Undisclosed		Phase 1
BMS (Total of 11 potential targets)			
OPDIVO® (nivolumab)	Oncology		Preclinical
Alexion (Total of 4 potential targets)			
ALXN1210 SC	Various		Preclinical

All trademarks belong to their respective owners

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
In March 2016, we dosed the first patient in HALO-301, a Phase 3 multicenter randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV PDA. The study will evaluate the effects on PFS and OS of PEGPH20 with gemcitabine and ABRAXANE compared with gemcitabine and ABRAXANE alone in stage IV PDA patients. In September 2017, our independent Data Safety Monitoring Committee met to review ongoing safety data from the trial and informed us the study should proceed as planned. Approximately 235 sites in 22 countries located in North America, Europe, South America and Asia have been initiated to participate in the HALO-301 study. An interim analysis will be conducted for our first primary endpoint when we achieve the target number of PFS events. We project that the target number of PFS events will be achieved between December 2018 and February 2019. We project we will have enrolled approximately 500 patients by the end of 2018.
SWOG Study S1313:
In October 2013, SWOG, a cancer research cooperative group of more than 4,000 researchers in over 500 institutions around the world, initiated a 144 patient Phase 1b/2 randomized clinical trial in some of their study centers, examining PEGPH20 in combination with modified FOLFIRINOX chemotherapy compared to modified FOLFIRINOX treatment alone in patients with stage IV PDA, irrespective of HA levels, referred to as an all-comer population. This study was funded by the National Cancer Institute. In March 2017 SWOG stopped enrollment in the Phase 1b/2 trial following a recommendation of SWOG’s independent Data Monitoring committee after a preplanned futility analysis. In January 2018, SWOG presented final data of the all-comers population at the ASCO-GI conference. The median overall survival was 7.7 months for the PEGPH20 arm vs. 14.4 months in the modified FOLFIRINOX alone arm. Also, increased GI-toxicities and substantially shorter median treatment duration for modified FOLFIRINOX were reported for the PEGPH20 arm compared to the modified FOLFIRINOX alone arm. Collection of biopsy samples from participating sites, to the extent available, is ongoing to potentially enable an HA biomarker subgroup analysis. Our PEGPH20 studies and clinical collaborations in combination with agents other than modified FOLFIRINOX continue unchanged.
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
Other indications outside of pancreatic cancer:
HALO 107-101:
In November 2015, we initiated a Phase 1b study exploring the combination of PEGPH20 and KEYTRUDA®, an immuno-oncology agent in relapsed non-small cell lung cancer (NSCLC) and gastric cancer. In December 2016, we identified a dose of PEGPH20, namely 2.2 ug/kg, to move into the dose expansion phase of the study with KEYTRUDA in combination with PEGPH20. We are enrolling both NSCLC and gastric cancer patients prospectively based on a patient being determined to be HA-High using the Ventana companion diagnostic test. In September 2017, our standing Independent Data Monitoring Safety Committee met to review ongoing safety data from the trial and informed us that the study should proceed with study protocol modifications to exclude patients at risk and increase liver safety monitoring, after observing clinical and laboratory signs of hepato-biliary dysfunction. In April 2018 we informed participating sites to stop screening for new patients in the gastric cancer cohort of the study as the overall enrollment goal has been reached. Patients already in screening prior to the notification date will be allowed to enter the study contingent of all eligibility criteria being met. Following the results of Merck’s KEYNOTE-189 study evaluating KEYTRUDA in combination with chemotherapy as a first-line treatment, the standard of care in lung cancer is expected to change. As a result, we are working with our investigators and advisors to determine our path forward in NSCLC.
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
Other Pipeline Asset
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
BMS Collaboration
In September 2017, we and BMS entered into a collaboration and license agreement, which became effective in November 2017, under which BMS has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with BMS immuno-oncology targets directed at up to eleven targets. Targets may be selected on an exclusive basis, with the exception of one co-exclusive target. BMS has designated multiple immuno-oncology targets including programmed death 1 (PD-1) and has an option to select additional targets within five years from the effective date. BMS plans to initiate two Phase 1 studies in 2018, including a study of an undisclosed target in the second quarter of 2018 and a study of OPDIVO® nivolumab with ENHANZE in the third quarter of 2018.
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
For a further discussion of the collaboration agreements, refer to Note 4, Revenue.

Results of Operations
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Product Sales, Net – Product sales, net were as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017	Change
Sales of bulk rHuPH20:
Roche	$2,131	$5,268	$(3,137)
Baxalta	712	2,716	(2,004)
Other	535	245	290
Sales of Hylenex	3,423	3,205	218
Total product sales, net	$6,801	$11,434	$(4,633)
Product sales, net decreased in the three months ended March 31, 2018 compared to the same period in 2017, mainly due to a decrease in the sales of bulk rHuPH20 to Roche and Baxalta, offset by an increase in sales of Hylenex. We expect that product sales of bulk rHuPH20 will fluctuate in future periods based on the needs of our collaborators. In 2016, we performed services for Roche to bring on-line a second contract manufacturing facility for bulk rHuPH20. This new facility will become the primary source for Roche of bulk rHuPH20 once it receives regulatory approval. As a result, we anticipate Roche will deplete their existing inventory of bulk rHuPH20 ahead of the transition to the new facility, which resulted in lower bulk rHuPH20 product sales during 2017 and will likely continue to result in lower bulk rHuPH20 product sales during 2018. We expect that future product sales of Hylenex to be flat or experience modest growth, although there may be periods with declining revenue as we experience competition for market share.
Royalties – Royalty revenue was $20.9 million for the three months ended March 31, 2018 compared to $14.0 million for the three months ended March 31, 2017. The increase was driven by higher sales of Herceptin SC and MabThera SC (RITUXAN HYCELA™ in the U.S.) by Roche and of HYQVIA by Baxalta. In general, we expect royalty revenue to increase in future periods reflecting expected increases in sales of collaboration products, although there may be periods with flat or declining royalty revenue as sales of products under collaborations vary.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017	Change
Upfront license fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments:
BMS	$1,336	$—	$1,336
Roche	1,000	832	168
Baxalta	—	191	(191)
	2,336	1,023	1,313
Reimbursements for research and development services	791	3,129	(2,338)
Total revenues under collaborative agreements	$3,127	$4,152	$(1,025)
Revenue from license fees increased in the three months ended March 31, 2018, compared to the same period in 2017 mainly due to $1.3 million recognized in connection with the BMS collaboration in the three months ended March 31, 2018 and no such revenue recognized in the three months ended March 31, 2017. Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments vary from period to period based on our ENHANZE collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Revenue from reimbursements for research and development services decreased in the three months ended March 31, 2018, compared to the same period in 2017 mainly due to a decrease in services provided to Roche related to work associated with bringing on-line a second contract manufacturing facility. The validation of the new facility was completed in the second quarter of 2017 and, therefore, we expect to continue to see a decrease in research and development service revenue from Roche going forward. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount and timing of future revenues related to reimbursable research and development services is uncertain.
Cost of Product Sales – Cost of product sales were $3.1 million for the three months ended March 31, 2018 compared to $7.5 million for the three months ended March 31, 2017. The decrease of $4.4 million in cost of product sales was mainly due to a decrease in sales of bulk rHuPH20 to Roche and Baxalta.
There were no costs of bulk rHuPH20 product sales for the three months ended March 31, 2018 that were previously expensed as research and development. The estimated selling price of the zero-cost inventory of bulk rHuPH20 on hand as of March 31, 2018 was approximately $3.3 million. We expect to sell this inventory by the end of 2019. After this zero-cost inventory has been consumed, we expect the estimated cost of product sales to be approximately 83% of bulkrHuPH20 product sales revenue.
Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Three Months Ended
	March 31,
Programs	2018	2017	Change
PEGPH20	$32,511	$27,737	$4,774
ENHANZE collaborations and rHuPH20 platform	5,001	4,748	253
Other	464	4,450	(3,986)
Total research and development expenses	$37,976	$36,935	$1,041
Research and development expenses relating to our PEGPH20 programs for the three months ended March 31, 2018 increased by 17%, compared to the same period in 2017, primarily due to increased clinical trial activities. We expect PEGPH20 program expenses to increase in future periods reflecting expected increases in our PEGPH20 development activities.
Research and development expenses relating to our ENHANZE collaborations and our rHuPH20 platform for the three months ended March 31, 2018 increased by 5%, compared to the same period in 2017, primarily due to increased costs to support new partners and targets related to our ENHANZE collaboration activity, partially offset by a decrease in manufacturing expenses related to Roche, due to work associated with bringing on-line a second contract manufacturing facility. As we completed the validation of the new manufacturing facility in the second quarter of 2017, we expect these expenses to continue to decrease going forward. The rHuPH20 platform includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Research and development expenses relating to other programs for the three months ended March 31, 2018 decreased by 90%, compared to the same period in 2017, due to a decrease in preclinical development of HTI-1511 and PEG-ADA2.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses were $13.6 million for the three months ended March 31, 2018 compared to $12.6 million for the three months ended March 31, 2017. The increase of $1.0 million, or 7%, was primarily due to an increase in compensation expense including stock compensation. We expect SG&A expenses to increase moderately in future periods as our operations expand.

Interest Expense – Interest expense was $5.2 million for the three months ended March 31, 2018 compared to $5.4 million for the three months ended March 31, 2017. The decrease of $0.2 million was primarily due to a decrease in the Royalty-backed Loan balance.
Income Tax Expense – Income tax expense was $0.2 million for the three months ended March 31, 2018 compared to $0.2 million for the three months ended March 31, 2017, which was comprised of state taxes. As of March 31, 2018, we generated taxable income in the U.S., which was partially offset by utilizing net operating losses carried forward from earlier years.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of March 31, 2018, we had cash, cash equivalents and marketable securities of $433.7 million. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements and cash on hand will depend on the progress and success of our clinical development programs, regulatory and market acceptance, the resources we devote to research and commercialization activities and the achievement of various milestones and royalties under our existing collaborative agreements.
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
Cash Flows
Operating Activities
Net cash used in operations was $22.2 million for the three months ended March 31, 2018 compared to $22.5 million for the three months ended March 31, 2017. The $0.3 million decrease in utilization of cash in operations was mainly due to a decrease in operating loss and a decrease in working capital for the three months ended March 31, 2018 compared to the corresponding period in the prior year.
Investing Activities
Net cash used in investing activities was $35.9 million for the three months ended March 31, 2018 compared to net cash provided by investing activities of $4.3 million for the three months ended March 31, 2017. The increase in net cash used in investing activities was primarily due to the increase in purchases of marketable securities for the three months ended March 31, 2018.
Financing Activities
Net cash used in financing activities was $12.7 million for the three months ended March 31, 2018, compared to $3.4 million for the three months ended March 31, 2017, mainly due to an increased amount of repayments of long-term debt partially offset by proceeds received from the issuance of common stock under equity incentive plans.
Long-Term Debt
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty LLC (Halozyme Royalty), we received a $150 million loan (the Royalty-backed Loan) pursuant to a credit agreement (the Credit Agreement) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the Royalty-backed Lenders). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (Collaboration Agreements). The royalty payments from the Collaboration Agreements will be used to repay the principal and interest on the loan (the Royalty Payments).  The Royalty-backed Loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. The interest rate as of March 31, 2018 was 10.25%. The outstanding balance of the Royalty-backed Loan as of March 31, 2018 was $131.8 million net of unamortized debt discount of $0.6 million.
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
Oxford and SVB Loan and Security Agreement
In June 2016, we entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford) and Silicon Valley Bank (SVB) (collectively, the Lenders), providing a senior secured loan facility of up to an aggregate principal amount of $70 million, comprising a $55.0 million draw in June 2016 and an additional $15.0 million tranche, which we had the option to draw during the second quarter of 2017 and did not exercise. The proceeds were partially used to pay the outstanding principal and final payment owed on a previous loan agreement with the Lenders. The remaining proceeds are being used for working capital and general business requirements. The Loan Agreement repayment schedule provides for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of January 1, 2021. The Loan Agreement provides for a final payment equal to 5.50% of the initial $55 million principal amount. The final payment is due when the Loan Agreement becomes due or upon the prepayment of the facility. We have the option to prepay the outstanding balance of the Loan Agreement in full, subject to a prepayment fee of 2% in the first year and 1% in the second year of the term loan. The outstanding term loan balance was $53.4 million as of March 31, 2018 net of unamortized debt discount of $1.7 million.
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
Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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
As described in our 2017 Form 10-K, the most critical accounting policies and estimates upon which our condensed consolidated financial statements were prepared were those relating to revenue recognition, debt classification, stock compensation and research and development expenses - clinical trials. We have reviewed our policies and estimates and determined that these remain the most critical accounting policies and estimates for the three months ended March 31, 2018. We have updated our revenue recognition policies in conjunction with our adoption of ASC 606 as further described in Note 2 to the accompanying financial statements. Readers should refer to our 2017 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” and Note 1 to the accompanying financial statements for descriptions of these policies and estimates.
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
Relative to expenses incurred in our operations, we have generated only limited revenues from product sales, royalties, licensing fees, milestone payments, bulk rHuPH20 supply payments and research reimbursements to date and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, royalties, licensing fees, research reimbursements, bulk rHuPH20 supply payments and/or milestone payments, we expect to incur significant operating losses over the next few years and we may never become profitable on an extended basis. Through March 31, 2018, we have incurred aggregate net losses of $478.6 million.
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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. The high and low sales prices of our common stock during the twelve months ended March 31, 2018 were $21.48 and $15.05, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

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
There have been no material changes in our market risks during the quarter ended March 31, 2018.
As of March 31, 2018, our cash equivalents and marketable securities consisted of investments in money market funds, U.S. Treasury securities, corporate debt obligations and commercial paper. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. Based on our current investment portfolio as of March 31, 2018, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

3.1	Composite Certificate of Incorporation (1)

3.2	Bylaws, as amended (2)

10.1	Second Amendment to Amended and Restated Lease (11388 Sorrento Valley Road), dated March 23, 2018

10.2	Second Amendment to Lease (11404 and 11408 Sorrento Valley Road), dated March 23, 2018

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2013 (File No. 001-32335).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 19, 2016 (File No. 001-32335).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	May 10, 2018	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 10, 2018	/s/ Laurie D. Stelzer
Laurie D. Stelzer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)