Form 10-Q
period 2018-06-30
HALOZYME THERAPEUTICS INC
filed 2018-08-07
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 144,304,240 as of July 31, 2018.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$55,173	$168,740
Marketable securities, available-for-sale	343,721	300,474
Accounts receivable, net and other contract assets	33,582	22,133
Inventories	8,404	5,146
Prepaid expenses and other assets	21,152	13,879
Total current assets	462,032	510,372
Property and equipment, net	4,789	3,520
Prepaid expenses and other assets	7,433	5,553
Restricted cash	500	500
Total assets	$474,754	$519,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,187	$7,948
Accrued expenses	35,030	39,601
Deferred revenue, current portion	4,247	6,568
Current portion of long-term debt, net	86,965	77,211
Total current liabilities	132,429	131,328
Deferred revenue, net of current portion	6,006	54,297
Long-term debt, net	79,080	125,140
Other long-term liabilities	2,314	814
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 200,000 shares authorized; 144,222 and 142,789 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	144	143
Additional paid-in capital	756,978	731,044
Accumulated other comprehensive loss	(736)	(450)
Accumulated deficit	(501,461)	(522,371)
Total stockholders’ equity	254,925	208,366
Total liabilities and stockholders’ equity	$474,754	$519,945
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Royalties	$19,989	$14,738	$40,933	$28,720
Product sales, net	4,483	12,780	11,284	24,214
Revenues under collaborative agreements	10,730	6,232	13,857	10,384
Total revenues	35,202	33,750	66,074	63,318
Operating expenses:
Cost of product sales	836	7,788	3,888	15,332
Research and development	40,086	38,339	78,062	75,274
Selling, general and administrative	14,353	13,101	27,909	25,716
Total operating expenses	55,275	59,228	109,859	116,322
Operating loss	(20,073)	(25,478)	(43,785)	(53,004)
Other income (expense):
Investment and other income, net	1,983	435	3,651	722
Interest expense	(4,770)	(5,540)	(10,000)	(10,988)
Net loss before income taxes	(22,860)	(30,583)	(50,134)	(63,270)
Income tax expense	33	180	220	390
Net loss	$(22,893)	$(30,763)	$(50,354)	$(63,660)

Net loss per share:
Basic and diluted	$(0.16)	$(0.23)	$(0.35)	$(0.48)

Shares used in computing net loss per share:
Basic and diluted	143,568	134,013	143,114	131,300
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(22,893)	$(30,763)	$(50,354)	$(63,660)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	145	(24)	(273)	(64)
Foreign currency translation adjustment	(11)	(3)	(13)	(7)
Unrealized gain on foreign currency	—	15	—	16
Total comprehensive loss	$(22,759)	$(30,775)	$(50,640)	$(63,715)
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,

	2018	2017
Operating activities:
Net loss	$(50,354)	$(63,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	17,817	15,506
Depreciation and amortization	1,186	1,172
Non-cash interest expense	1,697	1,916
(Accretion of discounts) amortization of premiums on marketable securities, net	(1,270)	62
Deferral of unearned revenue	3,000	—
Recognition of deferred revenue	(1,834)	(2,323)
Deferral (recognition) of rent expense	158	(69)
Other	(13)	51
Changes in operating assets and liabilities:
Accounts receivable, net and other contract assets	8,036	1,207
Inventories	(3,258)	(549)
Prepaid expenses and other assets	(9,153)	7,689
Accounts payable and accrued expenses	(7,047)	(457)
Net cash used in operating activities	(41,035)	(39,455)
Investing activities:
Purchases of marketable securities	(209,915)	(161,892)
Proceeds from maturities of marketable securities	167,665	117,194
Purchases of property and equipment	(1,257)	(329)
Net cash used in investing activities	(43,507)	(45,027)
Financing activities:
Proceeds from issuance of common stock, net	—	134,873
Repayment of long-term debt	(37,143)	(6,393)
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	8,118	3,983
Net cash (used in) provided by financing activities	(29,025)	132,463
Net (decrease) increase in cash, cash equivalents and restricted cash	(113,567)	47,981
Cash, cash equivalents and restricted cash at beginning of period	169,240	67,264
Cash, cash equivalents and restricted cash at end of period	$55,673	$115,245
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
The majority of our approved product and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 is the active ingredient in our first commercially approved product, Hylenex® recombinant, and it works by temporarily breaking down hyaluronan (or “HA”), a naturally occurring carbohydrate that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. We believe this temporary degradation creates an opportunistic window for the improved subcutaneous delivery of injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as our ENHANZE® Technology. We license the ENHANZE Technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the subcutaneous route of administration.
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
Our proprietary development pipeline consists primarily of pre-clinical and clinical stage product candidates in oncology. Our lead oncology program is Pegvorhyaluronidase alfa (PVHA), also referred to as PEGylated recombinant human hyaluronidase (“PEGPH20”), a molecular entity we are developing in combination with currently approved cancer therapies as a candidate for the systemic treatment of tumors that accumulate HA. We have demonstrated that when HA accumulates in a tumor, it can cause increased pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. PEGPH20 has been demonstrated in animal models to work by temporarily degrading HA surrounding cancer cells resulting in reduced pressure and increased blood flow to the tumor thereby enabling increased amounts of anticancer treatments administered concomitantly gaining access to the tumor. Through our efforts and efforts of our partners and collaborators, we are currently in Phase 3 clinical testing for PEGPH20 with ABRAXANE® (nab-paclitaxel) and gemcitabine in stage IV pancreatic ductal adenocarcinoma (“PDA”) (HALO 109-301), in Phase 1b clinical testing for PEGPH20 with KEYTRUDA® (pembrolizumab) in non-small cell lung cancer and gastric cancer (HALO 107-101), in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq® (atezolizumab) in patients with previously treated metastatic PDA, in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq in patients with gastric cancer and in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq in patients with cholangiocarcinoma and gall bladder cancer (HALO 110-101/MATRIX).
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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within ninety days or less from the date of purchase. As of June 30, 2018, our cash equivalents consisted of money market funds and commercial paper.
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
Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At June 30, 2018 and December 31, 2017, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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

Bulk rHuPH20 formulations manufactured for partner use prior to our partner receiving marketing approval from the U.S. Food and Drug Administration (“FDA”) or comparable regulatory agencies in foreign countries and with no alternative future use are recorded as research and development expense. All direct manufacturing costs incurred after the partner receives marketing approval are capitalized as inventory. Bulk rHuPH20 formulations manufactured for general partner and internal use, which can potentially be used by any collaboration partner or by us in any stage of development or in commercial product, and ENHANZE drug product used by our partners in clinical trials, is considered to have alternative future use and all manufacturing costs are capitalized as inventory. Inventories used in our clinical trials are expensed at the time the inventories are packaged for the clinical trials.
As of June 30, 2018 and December 31, 2017, inventories consisted of $2.3 million and $2.9 million, respectively, of Hylenex recombinant inventory, net and $6.1 million and $2.2 million, respectively, of bulk rHuPH20.
Revenue Recognition
We generate revenues from payments received under collaborative agreements and product sales. As of January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers (ASC 606) which affects how we recognize revenues in these arrangements. We applied the provisions of ASC 606 using the modified retrospective approach, with the cumulative effect of the adoption recognized as of January 1, 2018, to all contracts that had not been completed as of that date. Under ASC 606, we recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers we perform the following five steps: (i) identify the promised goods or services in the contract; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligations. Amounts reported in prior periods have not been adjusted. Accordingly, the reported revenue amounts for the three and six months ended June 30, 2018 and 2017 are based on different accounting policies.
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
We collect an upfront license payment from the collaboration partner, and are also entitled to receive event-based payments subject to the collaboration partner’s achievement of specified development, regulatory and sales-based milestones. In several agreements, collaboration partners pay us annual fees to maintain their exclusive license rights if they are unable to advance product development to specified stages. We earn separate fees for bulk rHuPH20 supplies and research and development services. In addition, the collaboration partner will pay us royalties at an on average mid-single digit percent rate of their sales if products under the collaboration are commercialized. All amounts owed to us are noncancelable after the underlying triggering event occurs, and nonrefundable once paid. Unless terminated earlier in accordance with its terms, the collaboration continues in effect until the later of: (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration, which is determined separately for each country. In the event such valid claims expire prior to the last to expire royalty term, the royalty rate is reduced for the remaining royalty term following such expiration. The collaboration partner may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis generally upon 90 days prior written notice to us. Upon any such termination, the license granted to the collaboration partner (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
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
Sales-based milestones and royalties cannot be recognized until the underlying sales occur. We do not receive final royalty reports from our collaboration partners until after we complete our financial statements for a prior quarter. Therefore, we recognize revenue based on estimates of the royalty earned, which are based on preliminary reports provided by our collaboration partners. We will record a true-up in the following quarter if necessary, when final royalty reports are received. To date, we have not recorded any material true-ups.
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

Bulk rHuPH20
We sell bulk rHuPH20 to collaboration partners for use in research and development; subsequent to receiving marketing approval, we sell it for use in collaboration commercial products. Sales are made pursuant to purchase orders subject to the terms of the collaborative agreement, and delivery of units of bulk rHuPH20 represent performance obligations under each purchase order. We provide a standard warranty that the product conforms to specifications. We use a contract manufacturer to produce bulk rHuPH20 and have concluded we are the principal in the sales to collaboration partners. The transaction price for each purchase order of bulk rHuPH20 is fixed based on the cost of production plus a contractual markup, and is not subject to adjustments. Allocation of the transaction price to individual quantities of the product is usually not required because the entire order is shipped in a single shipment.
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
ENHANZE Drug Product
We sell ENHANZE drug product to collaboration partners for use in research and development in early phase clinical studies. Sales are made pursuant to purchase orders subject to the terms of the collaborative agreement, and delivery of units of ENHANZE drug product represent performance obligations under each purchase order. We provide a standard warranty that the product conforms to specifications. We use a contract manufacturer to produce ENHANZE drug product and we concluded we are the principal in the sales to collaboration partners. The transaction price for each purchase order of ENHANZE drug product is fixed based on the cost of production plus a contractual markup, and is not subject to adjustments. Allocation of the transaction price to individual quantities of the product is usually not required because the entire order is shipped in a single shipment.
We recognize revenue from ENHANZE drug product as product sales and related cost of sales upon transfer of title to our partners. At that time, the partners take control of the product, bear the risk of loss of ownership, and have an enforceable obligation to pay us.
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

Cost of Product Sales
Cost of product sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of Hylenex recombinant and bulk rHuPH20 and ENHANZE drug product that has alternative future use. Cost of product sales also consists of the write-down of excess, dated and obsolete inventories and the write-off of inventories that do not meet certain product specifications, if any. Prior to bulk rHuPH20 and ENHANZE drug product having alternative future use, all costs related to the manufacturing of those products were charged to research and development expenses in the periods such costs were incurred. During the three and six months ended June 30, 2018, sales of bulk rHuPH20 and ENHANZE drug product included $0.6 million of cost of sales that were previously expensed as research and development. Of the bulk rHuPH20 and ENHANZE drug product that has alternative future use on hand as of June 30, 2018, approximately $4.5 million in manufacturing costs were previously recorded as research and development expenses. We expect to sell this inventory by the end of 2020.
Research and Development Expenses
Research and development expenses include salaries and benefits, facilities and other overhead expenses, external clinical trial expenses, research related manufacturing services, contract services and other outside expenses. Research and development expenses are charged to operating expenses as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. When bulk rHuPH20 is manufactured for use in research and development by us or our partners and the product cannot be redirected for alternative use due to formulation and manufacturing specifications, the manufacturing costs are recorded as research and development expense. Bulk rHuPH20 that is manufactured for partner use prior to our partner receiving marketing approval from the FDA or comparable regulatory agencies in foreign countries and meet these specifications is recorded as research and development expenses. The manufacturing costs of bulk rHuPH20 for the approved collaboration products, Herceptin SC, MabThera SC (RITUXAN HYCELA™ in the U.S.) and HYQVIA, incurred after the receipt of marketing approvals are capitalized as inventory. Bulk rHuPH20 formulations manufactured for general partner and internal use, which can potentially be used by any collaboration partner or by us in any stage of development or in commercial products, is considered to have alternative future use and all manufacturing costs are capitalized as inventory. Inventories used in our clinical trials are expensed at the time the inventories are packaged for the clinical trials.
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
The Act reduces the U.S. federal corporate tax rate from 35% to 21%. As a result, the Company evaluated and adjusted its deferred tax assets to reflect the new corporate tax rates as of December 31, 2017. The Company is still evaluating other potential impacts and planning opportunities related to tax reform.  As of June 30, 2018, the Company believes that its disclosures in its financial statements as of December 31, 2017 are still reasonably accurate.
Net Loss Per Share
Basic loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Outstanding stock options, unvested RSAs, unvested RSUs and unvested PRSUs are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. For the three and six months ended June 30, 2018 and 2017, approximately 14.2 million and 15.6 million shares, respectively, of outstanding stock options, unvested RSAs, unvested RSUs and unvested PRSUs were excluded from the calculation of diluted net loss per common share because a net loss was reported in each of these periods and therefore their effect was anti-dilutive.

Segment Information
We operate our business in one segment, which includes all activities related to the research, development and commercialization of our proprietary enzymes. This segment also includes revenues and expenses related to (i) research and development and bulk rHuPH20 manufacturing activities conducted under our collaborative agreements with third parties and (ii) product sales of Hylenex recombinant. The chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment. Our long-lived assets located in foreign countries had minimal book value as of June 30, 2018 and December 31, 2017.
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
		January 1, 2018	We currently do not hold equity securities. The adoption did not have a material impact on our condensed consolidated financial position or results of operations.

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
		January 1, 2018	We adopted the new guidance on January 1, 2018 using the modified retrospective approach. Refer to Notes 2 “Revenue Recognition” and 4 for additional detail regarding the impact of this adoption.

In February 2016, the FASB issued ASU 2016-02, Leases.	The new guidance requires lessees to recognize assets and liabilities for most leases and provides enhanced disclosures.	January 1, 2019. Early adoption is permitted.
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

3. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Asset-backed securities	$55,379	$—	$(26)	$55,353
Corporate debt securities	85,707	—	(340)	85,367
U.S. Treasury securities	99,489	—	(341)	99,148
Commercial paper	103,855	—	(2)	103,853
	$344,430	$—	$(709)	$343,721

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Corporate debt securities	$117,427	$—	$(235)	$117,192
U.S. Treasury securities	66,601	—	(201)	66,400
Commercial paper	116,882	—	—	116,882
	$300,910	$—	$(436)	$300,474
As of June 30, 2018, 32 available-for-sale marketable securities were in a gross unrealized loss position, all of which had been in such position for less than 12 months. Based on our review of these marketable securities, we believe we had no other than-temporary impairments on these securities as of June 30, 2018, because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
Contractual maturities of available-for-sale debt securities are as follows (in thousands):

June 30, 2018
Estimated Fair Value
Due within one year	$339,464
After one but within five years	4,257
$343,721

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2018			December 31, 2017
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$50,268	$—	$50,268	$142,091	$—	$142,091
Commercial paper	—	5,000	5,000	—	15,700	15,700

Available-for-sale marketable securities:
Asset-backed securities	—	55,353	55,353	—	—	—
Corporate debt securities	—	85,367	85,367	—	117,192	117,192
U.S. Treasury securities	99,148	—	99,148	66,400	—	66,400
Commercial paper	—	103,853	103,853	—	116,882	116,882
	$149,416	$249,573	$398,989	$208,491	$249,774	$458,265
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2018. We had no instruments that were classified within Level 3 as of June 30, 2018 and December 31, 2017.
4. Revenue
Our disaggregated revenues were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Royalties	$19,989	$14,738	$40,933	$28,720

Product sales, net
Sales of bulk rHuPH20	$571	$8,848	$3,949	$17,077
Sales of ENHANZE drug product	135	—	135	—
Sales of Hylenex	3,777	3,932	7,200	7,137
Total product sales, net	4,483	12,780	11,284	24,214

Revenues under collaborative agreements:
Upfront license fees	—	352	1,336	703
Event-based development milestones and other fees	10,000	329	11,000	658
Sales-based milestones	—	343	—	686
Research and development services	730	5,208	1,521	8,337
Total revenues under collaborative agreements	10,730	6,232	13,857	10,384

Total revenue	$35,202	$33,750	$66,074	$63,318

During the three months ended June 30, 2018 we recognized revenue related to licenses granted to collaboration partners in prior periods in the amount of $30.0 million. This amount represents royalties earned in the current period, in addition to $10.0 million of variable consideration in the contracts where uncertainties have been resolved and the development milestones are expected to be achieved. We did not recognize any revenue during the three months ended June 30, 2018 that had been included in deferred revenues at December 31, 2017. We did not recognize any adjustments to reduce sales reserves and allowances liability related to Hylenex recombinant sales in prior periods.
During the six months ended June 30, 2018 we recognized revenue related to licenses granted to collaboration partners in prior periods in the amount of $51.9 million. This amount represents royalties earned in the current period, in addition to the achievement of a development milestone of $1.0 million by Roche and $10.0 million of variable consideration in the contracts where uncertainties have been resolved and the development milestones are expected to be achieved. We also recognized revenue of $1.8 million during the six months ended June 30, 2018 that had been included in deferred revenues at December 31, 2017. We did not recognize any adjustments to reduce sales reserves and allowances liability related to Hylenex recombinant sales in prior periods.
Revenue recognized during the three and six months ended June 30, 2017 was determined in accordance with the accounting rules applicable prior to the adoption of ASC 606 on January 1, 2018.
Upon the adoption of ASC 606, we recognized an adjustment to increase our accounts receivable by $19.4 million, decrease deferred revenues by $51.8 million, and decrease accumulated deficit by $71.2 million. The impact of applying the provisions of ASC 606 in the three and six months ended June 30, 2018 was to increase revenues by $7.9 million and $9.0 million, respectively. Under the previously existing authoritative accounting literature, at June 30, 2018 our accounts receivable and other contract assets would have been $30.0 million lower, and our deferred revenue $50.1 million higher, than the amounts reported in our condensed consolidated balance sheet. ASC 606 did not have an aggregate impact on our net cash used in operating activities, but resulted in offsetting changes in net loss and certain assets and liabilities within net cash used in operating activities in the condensed consolidated statement of cash flows.
Accounts receivable, net, other contract assets and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accounts receivable, net	$23,582	$22,133
Other contract assets	10,000	—
Deferred revenues	10,253	60,865
As of June 30, 2018, the amounts included in the transaction price of our contracts with customers, including collaboration partners, and allocated to goods and services not yet provided were $10.3 million. This amount has been collected and is reported as deferred revenues. Of the total deferred revenues, $3.0 million represents pre-payment of bulk rHuPH20 that we estimate will be delivered in 2019. Of the remaining deferred revenues, for which the timing of when these goods and services will be provided is controlled by our customers, $5.0 million can be used by the customers at any time through 2022 and the remaining $2.3 million at any time through 2019.
We recognized contract assets of $10.0 million related to collaborative agreements as of June 30, 2018, for amounts considered probable to receive for development milestones that relate to intellectual property licenses granted to collaboration partners in prior periods. The following table presents amounts under our collaborative agreements included in the transaction price (i.e. cumulative amounts triggered or probable) as of June 30, 2018 (in thousands):

	Upfront (1)	Development (2)	Sales (3)	Royalty	Total
Collaboration partner and agreement date:
Roche (December 2006 and September 2017)	$70,000	$25,000	$22,000	$194,745	$311,745
Baxalta (September 2007)	10,000	3,000	9,000	20,596	42,596
Pfizer (December 2012)	14,500	2,000	—	—	16,500
Janssen (December 2014)	15,250	15,000	—	—	30,250
AbbVie (June 2015)	23,000	6,000	—	—	29,000
Lilly (December 2015)	33,000	—	—	—	33,000
BMS (September 2017)	105,000	5,000	—	—	110,000
Alexion (December 2017)	40,000	5,000	—	—	45,000

(1)	Upfront and additional target selection fees

(2)	Event-based development and regulatory milestone amounts and other fees

(3)	Sales-based milestone amounts
Through June 30, 2018, our collaboration partners have completed development, obtained marketing authorization approvals for certain indications and commenced commercialization of the following products:

•	Roche, for Herceptin SC in the European Union (“EU”) in August 2013; and MabThera SC in the EU in March 2014 and its equivalent RITUXAN HYCELA™ in the US in June 2017;

•	Baxalta, for HYQVIA in the EU and in the US in May 2013.
The remaining targets and products are currently in the process of development by the collaboration partners.
5. Certain Balance Sheet Items
Accounts receivable, net and other contract assets consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accounts receivable from product sales to collaborators	$1,396	$18,475
Accounts receivable from revenues under collaborative agreements	878	2,142
Accounts receivable from royalty payments	20,172	—
Accounts receivable from other product sales	1,630	2,075
Other contract assets	10,000	—
Subtotal	34,076	22,692
Allowance for distribution fees and discounts	(494)	(559)
Total accounts receivable, net and other contract assets	$33,582	$22,133

Inventories consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$357	$377
Work-in-process	7,483	2,131
Finished goods	564	2,638
Total inventories	$8,404	$5,146
Prepaid expenses and other assets consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Prepaid manufacturing expenses	$10,371	$2,337
Prepaid research and development expenses	9,628	7,793
Other prepaid expenses	2,073	2,585
Other assets	6,513	6,717
Total prepaid expenses and other assets	28,585	19,432
Less long-term portion	7,433	5,553
Total prepaid expenses and other assets, current	$21,152	$13,879
Prepaid manufacturing expenses include slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory once the manufacturing process has commenced.
Property and equipment, net consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Research equipment	$11,169	$10,970
Computer and office equipment	4,611	3,725
Leasehold improvements	4,085	2,715
Subtotal	19,865	17,410
Accumulated depreciation and amortization	(15,076)	(13,890)
Property and equipment, net	$4,789	$3,520
Depreciation and amortization expense totaled $0.6 million for the three months ended June 30, 2018 and 2017, and $1.2 million for the six months ended June 30, 2018 and 2017, respectively.

Accrued expenses consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued outsourced research and development expenses	$19,883	$18,757
Accrued compensation and payroll taxes	9,074	13,384
Accrued outsourced manufacturing expenses	1,471	2,504
Other accrued expenses	5,167	5,396
Total accrued expenses	35,595	40,041
Less long-term portion	565	440
Total accrued expenses, current	$35,030	$39,601
Deferred revenue consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Collaborative agreements
License fees and event-based payments:
Roche	$—	$39,379
Other	2,265	15,999
Total license fees and event-based payments	2,265	55,378
Product sales	7,988	5,487
Total deferred revenue	10,253	60,865
Less current portion	4,247	6,568
Deferred revenue, net of current portion	$6,006	$54,297
6. Long-Term Debt, Net
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty LLC (“Halozyme Royalty”), we received a $150 million loan (the “Royalty-backed Loan”) pursuant to a credit agreement (the “Credit Agreement”) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the “Royalty-backed Lenders”). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (“Collaboration Agreements”). The royalty payments from the Collaboration Agreements will be used to repay the principal and interest on the loan (the “Royalty Payments”).  The Royalty-backed Loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. The interest rate as of June 30, 2018 was 10.25%.
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
As of June 30, 2018, we were in compliance with all covenants under the Royalty-backed Loan and there was no material adverse change in our business, operations or financial condition.
We began making principal and interest payments against the Royalty-backed Loan in the first quarter of 2017 and therefore had no capitalized interest in the three and six months ended June 30, 2018. In addition, we recorded accrued interest, which is included in accrued expenses, of $0.5 million and $0.7 million as of June 30, 2018 and December 31, 2017, respectively
In connection with the Royalty-backed Loan, we paid the Royalty-backed Lenders a fee of $1.5 million and incurred additional debt issuance costs totaling $0.4 million, which includes expenses that we paid on behalf of the Royalty-backed Lenders and expenses incurred directly by us. Debt issuance costs and the lender fee have been netted against the debt as of June 30, 2018, and are being amortized over the estimated term of the debt using the effective interest method. For the three months ended June 30, 2018 and 2017, the Company recognized interest expense, including amortization of the debt discount, related to the Royalty-backed Loan of $3.5 million and $4.2 million, respectively, and $7.4 million and $8.2 million for the six months ended June 30, 2018 and 2017, respectively. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short- and long-term classification of these costs, as well as the period over which these costs will be amortized. The outstanding balance of the Royalty-backed Loan as of June 30, 2018 was $116.5 million, net of unamortized debt discount of $0.5 million.
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
 As of June 30, 2018, we were in compliance with all covenants under the Loan Agreement and there was no material adverse change in our business, operations or financial condition.
Interest expense, including amortization of the debt discount, related to the Loan Agreement totaled $1.3 million and $1.4 million for the three months ended June 30, 2018 and 2017, respectively, and $2.6 million and $2.8 million for the six months ended June 30, 2018 and 2017, respectively. Accrued interest, which is included in accrued expenses, was $0.3 million and $0.4 million as of June 30, 2018 and December 31, 2017, respectively. The outstanding term loan balance was $49.5 million as of June 30, 2018, inclusive of $1.8 million of accretion of the final payment and net of unamortized debt discount related to offering costs of $0.3 million.
7. Share-based Compensation
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$4,786	$3,557	$8,700	$6,831
Selling, general and administrative	4,692	4,634	9,117	8,675
Share-based compensation expense	$9,478	$8,191	$17,817	$15,506
Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	$4,821	$5,249	$9,380	$9,998
RSAs, RSUs and PRSUs	4,657	2,942	8,437	5,508
	$9,478	$8,191	$17,817	$15,506

We granted stock options to purchase approximately 0.3 million and 0.2 million shares of common stock during the three months ended June 30, 2018 and 2017, respectively, and 1.9 million and 2.4 million shares of the Company’s common stock during the six months ended June 30, 2018 and 2017, respectively. The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes model”). Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments. The assumptions used in the Black-Scholes model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected volatility	61.80-62.12%	70.9-71.5%	61.80-70.06%	70.9-71.7%
Average expected term (in years)	5.5	5.6	5.5	5.6
Risk-free interest rate	2.55-2.82%	1.76-1.88%	2.25-2.82%	1.76-1.94%
Expected dividend yield	—	—	—	—
Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	June 30, 2018
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$42,796	2.49
RSAs	$3,562	1.33
RSUs	$31,456	2.47
8. Stockholders’ Equity
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
During the six months ended June 30, 2018 and 2017, we issued an aggregate of 987,700 and 578,247 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $10.81 and $8.91 per share, respectively, for net proceeds of approximately $10.7 million and $5.1 million, respectively. For the six months ended June 30, 2018 and 2017, we issued 565,340 and 369,656 shares of common stock, respectively, upon vesting of certain RSUs for which the RSU holders surrendered 136,825 and 93,721 RSUs, respectively, to pay for minimum withholding taxes totaling approximately $4.1 million and $1.9 million, respectively. In addition, we issued 62,178 and 98,945 shares of common stock in connection with the grants of RSAs during the six months ended June 30, 2018 and 2017, respectively. Stock options and unvested restricted units totaling approximately 13.8 million shares and 14.7 million shares of our common stock were outstanding as of June 30, 2018 and December 31, 2017, respectively.

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
The majority of our approved product and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. Our proprietary development pipeline consists primarily of pre-clinical and clinical stage product candidates in oncology. Our lead oncology program is Pegvorhyaluronidase alfa (PVHA), also refereed to as PEGylated recombinant human hyaluronidase (PEGPH20), a molecular entity we are developing in combination with currently approved cancer therapies as a candidate for the systemic treatment of tumors that accumulate HA. We have demonstrated that when HA accumulates in a tumor, it can cause higher pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. Through our efforts and efforts of our partners and collaborators, we are currently in Phase 3 clinical testing for PEGPH20 with ABRAXANE® (nab-paclitaxel) and gemcitabine in stage IV pancreatic ductal adenocarcinoma (PDA) (HALO 109-301), in Phase 1b clinical testing for PEGPH20 with KEYTRUDA® (pembrolizumab) in non-small cell lung cancer and gastric cancer (HALO 107-101), in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq® (atezolizumab) in patients with previously treated metastatic PDA, in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq in patients with gastric cancer and in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq in patients with cholangiocarcinoma and gall bladder cancer (HALO 110-101/MATRIX).
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
Our second quarter of 2018 and recent highlights include:

•
In July 2018, we announced the FDA accepted a Biologics License Application (BLA) from Genentech, a member of the Roche Group, for a subcutaneous version of Herceptin in its FDA-approved breast cancer indications. This is the same co-formulation with ENHANZE marketed under the Herceptin SC brand in many countries outside the U.S.

•
In June 2018, Roche initiated a global Phase 3 study of a fixed-dose combination of Perjeta® (pertuzumab) and Herceptin (trastuzumab) with ENHANZE in patients with HER2-positive early breast cancer. This study follows supportive Phase 1 results from the same combination shared at the 2017 San Antonio Breast Cancer Symposium.

•
In March 2018, the U.S. Patent and Trademark Office granted us a patent covering the combination of PEGPH20, ABRAXANE and gemcitabine. This is the combination being studied in our HALO-301 registration trial in pancreas cancer. Following this action, we obtained exclusive rights to the claimed combination through March 2033. The same application is pending or has been issued in multiple countries outside of the United States.

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
Cancer malignancies, including pancreatic, lung, breast, gastric, and biliary tract cancers can accumulate high levels of HA and therefore we believe that PEGPH20 has the potential to help patients with these types of cancer when used with certain currently approved cancer therapies. Among solid tumors, PDA has been reported to be associated with one of the highest frequencies of HA accumulation. There are approximately 65,000 annual diagnoses of PDA in the United States and the European Union, and we estimate that 35-40% have high levels of HA based on our companion diagnostic assay cutpoint.

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
HALO 109-202:
In the second quarter of 2013, we initiated HALO 109-202 (HALO-202), a Phase 2 multicenter randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV PDA. The study was designed to enroll patients who would receive gemcitabine and nab-paclitaxel (ABRAXANE®) either with or without PEGPH20. The primary endpoint is to measure the improvement in PFS in patients receiving PEGPH20 plus gemcitabine and ABRAXANE (PAG arm) compared to those who are receiving gemcitabine and ABRAXANE alone (AG arm). In April 2014, after 146 patients had been enrolled, the trial was put on clinical hold by Halozyme and the FDA to assess a question raised by the Data Monitoring Committee regarding a possible difference in the TE events rate between the group of patients treated in the PAG arm versus the group of patients treated in the AG arm. This portion of the study and patients in this portion are now referred to as Stage 1. At the time of the clinical hold all patients remaining in the study continued on gemcitabine and ABRAXANE. In July 2014, HALO-202 was reinitiated (Stage 2) under a revised protocol, which excludes patients that are expected to be at a greater risk for TE events. The revised protocol provides for thromboembolism prophylaxis of all patients in both arms of the study with low molecular weight heparin, and adds evaluation of the TE events rate in Stage 2 PEGPH20-treated patients as a co-primary endpoint. Stage 2 of HALO-202 enrolled an additional 133 patients, to add to the 146 patients already in the clinical trial, with a 2:1 randomization for the PAG arm compared to the AG arm.

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

•
The exploratory analysis of median OS was 11.5 months vs. 8.5 months in the PAG vs. AG arms, respectively, of the combined Stage 1 and Stage 2 HA-High patients. Factors potentially having an impact on these results include less aggressive disease among patients in the AG arm within the Stage 1 patient population, and 9 of the 24 patients in the PAG arm (approximately 40 percent) discontinued PEGPH20 treatment at the time of the clinical hold, resulting in many patients receiving AG alone in both arms.

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

In June 2017, results from Study HALO-202 were presented at the ESMO World Congress of Gastrointestinal Cancer and the Annual Meeting of the American Society of Clinical Oncology (ASCO). HALO-202 is an ongoing study with an open database, and has completed enrollment. In May 2018, the database was locked, an updated analysis is being performed and the Final Study Report is currently being generated.
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
In March 2016, we dosed the first patient in HALO-301, a Phase 3 multicenter randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV PDA. The study will evaluate the effects on PFS and OS of PEGPH20 with gemcitabine and ABRAXANE compared with gemcitabine and ABRAXANE alone in stage IV PDA patients. In May 2018, our independent Data Safety Monitoring Committee met to review ongoing safety data from the trial and informed us the study should proceed as planned. Over 200 sites in 22 countries located in North America, Europe, South America and Asia have been initiated to participate in the HALO-301 study. An interim analysis will be conducted for our first primary endpoint when we achieve the target number of PFS events. We project that the target number of PFS events will be achieved between December 2018 and February 2019. We project we will have enrolled approximately 500 patients by the end of 2018.
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
Clinical collaboration:
In October 2016, we announced that PEGPH20 will be included in a pancreatic cancer clinical trial initiative called Precision Promise, an initiative that aims to change the current treatment approach to pancreatic cancer by offering options to patients based on the molecular profile of their tumor. This is being accomplished through the Pancreatic Cancer Action Network leading a collaboration that brings together clinicians, researchers, and drug developers. Pancreatic Cancer Action Network continues to work to finalize the trial design and protocol which may include a potential PEGPH20 trial arm or trial.
Other indications outside of pancreatic cancer:
HALO 107-101:
In November 2015, we initiated a Phase 1b study exploring the combination of PEGPH20 and KEYTRUDA®, an immuno-oncology agent in relapsed non-small cell lung cancer (NSCLC) and gastric cancer. In December 2016, we identified a dose of PEGPH20, namely 2.2 ug/kg, to move into the dose expansion phase of the study with KEYTRUDA in combination with PEGPH20. In September 2017, our standing Independent Data Monitoring Safety Committee met to review ongoing safety data from the trial and informed us that the study should proceed with study protocol modifications to exclude patients at risk and increase liver safety monitoring, after observing clinical and laboratory signs of hepato-biliary dysfunction. In April 2018 we informed participating sites to stop screening for new patients in the gastric cancer cohort of the study as the overall enrollment goal has been reached. Patients already in screening prior to the notification date were allowed to enter the study contingent of all eligibility criteria being met. Following the results of Merck’s KEYNOTE-189 study evaluating KEYTRUDA in combination with chemotherapy as a first-line treatment, the standard of care in lung cancer is expected to change. As we are seeking to enroll second line immune checkpoint inhibitor naïve patients, we have closed enrollment in the lung cohort of the study and investigators were given the option to continue treatment of ongoing patients.
HALO 107-101 is an ongoing study with an open database and enrollment has ended in both the NSCLC and gastric cancer cohorts. In August 2018 we provided an update on the trial in which six patients are ongoing. In the NSCLC cohort we enrolled 17 of the target 30 patients in the dose expansion cohort prior to closing enrollment. Three patients are ongoing. Of the 13 currently evaluable patients, four patients experienced a greater than 30% reduction in tumor volume as assessed by investigator sites. Two of these patients had a further scan confirming the greater than 30% reduction was maintained. Of the four patients experiencing a greater than 30% reduction, three were PD-L1 negative, while data was unavailable for the fourth. Discussions are ongoing with advisers and investigators regarding the data and any next steps.
In the gastric cancer cohort, we reached target enrollment of 34 patients in the dose finding and dose expansion cohort. Three patients are ongoing. Of the 26 currently evaluable patients, we have seen one responder in a PD-L1 positive patient. This response rate does not meet our threshold to continue development of PEGPH20 in combination with Keytruda alone in gastric cancer.
We continue to collect and receive data on both NSCLC and gastric patients. When the database is considered complete and locked, a Final Study Report will be generated and data presented.
Clinical collaborations:
In July 2015, we entered into a clinical collaboration agreement with Eisai Co., Ltd. (Eisai) to evaluate Eisai's HALAVEN® (eribulin) with PEGPH20 in HER2-negative metastatic breast cancer. Halozyme and Eisai jointly share the costs to conduct this global study. In July 2016, the first patient was dosed in a Phase 1b/2 study for patients treated with up to two lines of prior therapy for HER2-negative metastatic breast cancer. In January 2018, the Phase 1b portion of the study closed enrollment. As a result of an Eisai portfolio decision, no further clinical development is planned on the Phase 2 portion of this study. We plan to present the data from our Phase 1 study in October at the 2018 European Society for Medical Oncology Congress. The addition of PEGPH20 to eribulin showed an overall response rate of 36% in this single arm trial, double the response rate reported with single-agent eribulin, in prior studies of patients with HER2-negative metastatic breast cancer. This is our first demonstration of PEGPH20’s positive effect outside of pancreas cancer.
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
In September 2013, Roche launched a subcutaneous (SC) formulation of Herceptin (trastuzumab) (Herceptin SC) in Europe for the treatment of patients with HER2-positive breast cancer. This formulation utilizes our patented ENHANZE Technology and is administered in two to five minutes, compared to 30 to 90 minutes with the standard intravenous form. Roche received European marketing approval for Herceptin SC in August 2013. Breast cancer is the most common cancer among women worldwide. HER2-positive cancer is reported to be a particularly aggressive form of breast cancer. Directed at the same target, Roche initiated a Phase 1 study of rHuPH20 with PERJETA® (pertuzumab) and Herceptin (trastuzumab) in patients with early breast cancer in March 2016. In June 2018, Roche initiated a global Phase 3 study of a fixed-dose combination of Perjeta® (pertuzumab) and Herceptin (trastuzumab) with ENHANZE in patients with HER2-positive early breast cancer. This study follows supportive Phase 1 results from the same combination shared at the 2017 San Antonio Breast Cancer Symposium. In July 2018, we announced the FDA accepted a BLA from Genentech for a subcutaneous version of Herceptin in its FDA-approved breast cancer indications. This is the same co-formulation with ENHANZE marketed under the Herceptin SC brand in many countries outside the U.S.
In June 2014, Roche launched MabThera SC in Europe for the treatment of patients with common forms of non-Hodgkin lymphoma (NHL). This formulation utilizes our patented ENHANZE Technology and is administered in approximately five minutes compared to the approximately 1.5 to 4 hour infusion time for intravenous MabThera. The European Commission approved MabThera SC in March 2014. In May 2016, Roche announced that the EMA approved Mabthera SC to treat patients with chronic lymphocytic leukemia (CLL). In June 2017, the FDA approved Genentech’s RITUXAN HYCELA™, a combination of rituximab and rHuPH20 (approved and marketed under the MabThera SC brand in countries outside the U.S.), for CLL and two types of NHL, follicular lymphoma and diffuse large B-cell lymphoma.
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
Janssen Collaboration
In December 2014, we and Janssen entered into a collaboration and license agreement, under which Janssen has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Janssen proprietary biologics directed to up to five targets. Targets may be selected on an exclusive basis. Janssen has elected CD38 as the first target on an exclusive basis. In November 2015, Janssen initiated dosing in a Phase 1b clinical trial evaluating subcutaneous delivery of DARZALEX (daratumumab), directed at CD38, using ENHANZE Technology, in multiple myeloma patients. In December 2016, Janssen announced results of the trial, which supported continued development of daratumumab with rHuPH20. In December 2017, Janssen announced data which demonstrated that subcutaneous administration of DARZALEX and rHuPH20 was well-tolerated, with rates of infusion reactions lower than those observed with IV administration of DARZALEX. Janssen has initiated four Phase 3 studies and one Phase 1 study of daratumumab combined with the ENHANZE Technology in patients with Amyloidosis, Smoldering Myeloma and Multiple Myeloma. A Phase 2 study of daratumumab combined with the ENHANZE Technology was initiated in the second quarter of 2018 for patients with multiple myeloma.
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
BMS Collaboration
In September 2017, we and BMS entered into a collaboration and license agreement, which became effective in November 2017, under which BMS has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with BMS immuno-oncology targets directed at up to eleven targets. Targets may be selected on an exclusive basis, with the exception of one co-exclusive target. BMS has designated multiple immuno-oncology targets including programmed death 1 (PD-1) and has an option to select additional targets within five years from the effective date. BMS plans to initiate three Phase 1 studies in the third quarter of 2018, including one study of an undisclosed target, a study evaluating an investigational anti-CD-73 antibody and a study of OPDIVO® nivolumab with ENHANZE.
Alexion Collaboration
In December 2017, we and Alexion entered into a collaboration and license agreement, under which Alexion has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Alexion’s portfolio of products directed at up to four targets. Targets may be selected on an exclusive basis. Alexion elected two targets on an exclusive basis, including a C5 complement inhibitor and has an option to select two additional targets within five years from the effective date. Alexion plans to initiate a Phase 1 trial in the second half of 2018 to study a next-generation subcutaneous formulation of ALXN1210 (ALXN1210 SC) with ENHANZE.
For a further discussion of the collaboration agreements, refer to Note 4, Revenue.
Results of Operations
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Product Sales, Net – Product sales, net were as follows (in thousands):

	Three Months Ended
	June 30,
	2018	2017	Change
Sales of bulk rHuPH20:
Roche	$—	$5,328	$(5,328)
Baxalta	—	3,310	(3,310)
Other	571	210	361
Sales of ENHANZE drug product	135	—	135
Sales of Hylenex	3,777	3,932	(155)
Total product sales, net	$4,483	$12,780	$(8,297)
Product sales, net decreased in the three months ended June 30, 2018 compared to the same period in 2017, mainly due to a decrease in the sales of bulk rHuPH20 to Roche and Baxalta and a decrease in sales of Hylenex. We expect that product sales of bulk rHuPH20 and ENHANZE drug product will fluctuate in future periods based on the needs of our collaborators. In 2016, we performed services for Roche to bring on-line a second contract manufacturing facility for bulk rHuPH20. This new facility may become the primary source for Roche of bulk rHuPH20 once it receives regulatory approval. As a result, we anticipate Roche will deplete their existing inventory of bulk rHuPH20 ahead of the transition to the new facility, which resulted in lower bulk rHuPH20 product sales during 2017 and the first half of 2018, and will likely continue to result in lower bulk rHuPH20 product sales during the second half of 2018. We expect that future product sales of Hylenex to be flat or experience modest growth, although there may be periods with declining revenue as we experience competition for market share.
Royalties – Royalty revenue was $20.0 million for the three months ended June 30, 2018 compared to $14.7 million for the three months ended June 30, 2017. The increase was driven by higher sales of Herceptin SC and MabThera SC (RITUXAN HYCELA™ in the U.S.) by Roche and of HYQVIA by Baxalta. In general, we expect royalty revenue to increase in future periods reflecting expected increases in sales of collaboration products, although there may be periods with flat or declining royalty revenue as sales of products under collaborations vary.

Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended
	June 30,
	2018	2017	Change
Upfront license fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments:
BMS	$5,000	$—	$5,000
Alexion	5,000	—	5,000
Roche	—	832	(832)
Baxalta	—	192	(192)
	10,000	1,024	8,976
Reimbursements for research and development services	730	5,208	(4,478)
Total revenues under collaborative agreements	$10,730	$6,232	$4,498
Revenue from license fees increased in the three months ended June 30, 2018, compared to the same period in 2017 mainly due to $10.0 million recognized in connection with the BMS and Alexion collaboration in the three months ended June 30, 2018 and no such revenue recognized in the three months ended June 30, 2017. Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments vary from period to period based on our ENHANZE collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Revenue from reimbursements for research and development services decreased in the three months ended June 30, 2018, compared to the same period in 2017 mainly due to a decrease in services provided to Roche related to work associated with bringing on-line a second contract manufacturing facility. The validation of the new facility was completed in the second quarter of 2017 and, therefore, we expect to continue to see a decrease in research and development service revenue from Roche going forward. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount and timing of future revenues related to reimbursable research and development services is uncertain.
Cost of Product Sales – Cost of product sales were $0.8 million for the three months ended June 30, 2018 compared to $7.8 million for the three months ended June 30, 2017. The decrease of $7.0 million in cost of product sales was mainly due to a decrease in sales of bulk rHuPH20 to Roche and Baxalta.
There were $0.6 million of costs of bulk rHuPH20 and ENHANZE drug product sales for the three months ended June 30, 2018 that were previously expensed as research and development. The estimated selling price of the zero-cost inventory of bulk rHuPH20 on hand as of June 30, 2018 was approximately $4.5 million. We expect to sell this inventory by the end of 2020. After this zero-cost inventory has been consumed, we expect the estimated cost of product sales to be approximately 83% of bulk rHuPH20 product sales revenue.

Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Three Months Ended
	June 30,
Programs	2018	2017	Change
PEGPH20	$35,421	$32,021	$3,400
ENHANZE collaborations and rHuPH20 platform	4,265	4,477	(212)
Other	400	1,841	(1,441)
Total research and development expenses	$40,086	$38,339	$1,747
Research and development expenses relating to our PEGPH20 programs for the three months ended June 30, 2018 increased by 11%, compared to the same period in 2017, primarily due to increased clinical trial activities. We expect PEGPH20 program expenses to increase in future periods reflecting expected increases in our PEGPH20 development activities.
Research and development expenses relating to our ENHANZE collaborations and our rHuPH20 platform for the three months ended June 30, 2018 decreased by 5%, compared to the same period in 2017, primarily due to a decrease in manufacturing expenses related to Roche’s second contract manufacturing facility, partially offset by increased costs to support new partners and targets related to our ENHANZE collaboration activity. The rHuPH20 platform includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Research and development expenses relating to other programs for the three months ended June 30, 2018 decreased by 78%, compared to the same period in 2017, due to a decrease in preclinical development of HTI-1511 and PEG-ADA2.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses were $14.4 million for the three months ended June 30, 2018 compared to $13.1 million for the three months ended June 30, 2017. The increase of $1.3 million, or 10%, was primarily due to an increase in market research expenses as we prepare for a potential commercial launch of PEGPH20 and compensation expense including stock compensation. We expect SG&A expenses to increase moderately in future periods as our operations expand.
Interest Expense – Interest expense was $4.8 million for the three months ended June 30, 2018 compared to $5.5 million for the three months ended June 30, 2017. The decrease of $0.7 million was primarily due to a decrease in the Royalty-backed Loan balance.
Income Tax Expense – Income tax expense was $33 thousand for the three months ended June 30, 2018 which was comprised of state taxes, compared to $0.2 million for the three months ended June 30, 2017, which was comprised of U.S. federal alternative minimum tax.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Product Sales, Net – Product sales, net were as follows (in thousands):

	Six Months Ended
	June 30,
	2018	2017	Change
Sales of bulk rHuPH20
Roche	$2,131	$10,596	$(8,465)
Baxalta	712	6,026	(5,314)
Other	1,106	455	651
Sales of ENHANZE drug product	135	—	135
Sales of Hylenex	7,200	7,137	63
Total product sales, net	$11,284	$24,214	$(12,930)
Product sales, net decreased in the six months ended June 30, 2018 compared to the same period in 2017, primarily due to a decrease in the sale of bulk rHuPH20 to Roche and Baxalta, offset by an increase in the sales of Hylenex. We expect that product sales of bulk rHuPH20 and ENHANZE drug product will fluctuate in future periods based on the needs of our collaborators. In 2016, we performed services for Roche to bring on-line a second contract manufacturing facility for bulk rHuPH20. This new facility may become the primary source for Roche of bulk rHuPH20 once it receives regulatory approval. As a result, we anticipate Roche will deplete their existing inventory of rHuPH20 ahead of the transition to the new facility, which resulted in lower bulk rHuPH20 product sales during 2017 and the first half of 2018, and will likely continue to result in lower bulk rHuPH20 product sales during the second half of 2018. We expect that future product sales of Hylenex to be flat or experience modest growth, although there may be periods with declining revenue as we experience competition for market share.
Royalties – Royalty revenue was $40.9 million for the six months ended June 30, 2018 compared to $28.7 million for the six months ended June 30, 2017. The increase was driven by higher sales of Herceptin SC and MabThera SC (RITUXAN HYCELA in the U.S.) by Roche and of HYQVIA by Baxalta. We recognize royalties on sales of the collaboration products by the collaborators in the quarter following the quarter in which the corresponding sales occurred. In general, we expect royalty revenue to increase in future periods reflecting expected increases in sales of collaboration products, although there may be periods with flat or declining royalty revenue as sales of products under collaborations vary.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Six Months Ended
	June 30,
	2018	2017	Change
Upfront license fees, license fees for the election of additional targets, license maintenance fees and amortization of deferred upfront and other license fees and event-based payments:
BMS	$6,336	$—	$6,336
Alexion	5,000	—	5,000
Roche	1,000	1,664	(664)
Baxalta	—	383	(383)
	12,336	2,047	10,289
Reimbursements for research and development services	1,521	8,337	(6,816)
Total revenues under collaborative agreements	$13,857	$10,384	$3,473
Revenue from license fees increased in the six months ended June 30, 2018, compared to the same period in 2017 due to $12.3 million in upfront and milestone revenue for the BMS, Alexion and 2017 Roche Collaborations recognized in the six months ended June 30, 2018 and no such revenue recognized in the six months ended June 30, 2017. Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments vary from period to period based on our ENHANZE collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Revenue from reimbursements for research and development services decreased in the six months ended June 30, 2018, compared to the same period in 2017 mainly due to a decrease in services provided to Roche related to the validation of a new manufacturing facility, partially offset by an increase in services provided to Janssen and Baxalta. The validation of the new Roche facility was completed in the second quarter of 2017 and, therefore, we expect to continue to see a decrease in research and development service revenue from Roche going forward. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Cost of Product Sales – Cost of product sales were $3.9 million for the six months ended June 30, 2018 compared to $15.3 million for the six months ended June 30, 2017. The decrease of $11.4 million in cost of product sales was mainly due to a decrease in sales of bulk rHuPH20 to Roche and Baxalta. There were $0.6 million in costs of bulk rHuPH20 and ENHANZE drug product sales for the six months ended June 30, 2018 that were previously expensed as research and development.
Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Six Months Ended
	June 30,
Programs	2018	2017	Change
PEGPH20	$67,934	$59,767	$8,167
ENHANZE collaborations and rHuPH20 platform	9,265	9,223	42
Other	863	6,284	(5,421)
Total research and development expenses	$78,062	$75,274	$2,788
Research and development expenses relating to our PEGPH20 program for the six months ended June 30, 2018 increased by 14%, compared to the same period in 2017, primarily due to increased clinical trial activities. We expect these expenses to increase in future periods reflecting expected increases in our PEGPH20 development activities.
Research and development expenses relating to our ENHANZE collaborations and our rHuPH20 platform for the six months ended June 30, 2018 remained flat compared to the same period in 2017, primarily due to a decrease in manufacturing expenses related to Roche’s second contract manufacturing facility, offset by increased costs to support new partners and targets related to our ENHANZE collaboration activity. The rHuPH20 platform includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Research and development expenses relating to other programs for the six months ended June 30, 2018 decreased by 86%, compared to the same period in 2017, due to a decrease in preclinical development of HTI-1511 and PEG-ADA2.
Selling, General and Administrative – SG&A expenses were $27.9 million for the six months ended June 30, 2018 compared to $25.7 million for the six months ended June 30, 2017. The increase of $2.2 million, or 9%, was primarily due to an increase in market research expense as we prepare for a potential commercial launch of PEGPH20 and compensation expense including stock compensation. We expect SG&A expenses to increase moderately in future periods as our operations expand.

Interest Expense – Interest expense was $10.0 million for the six months ended June 30, 2018 compared to $11.0 million for the six months ended June 30, 2017. The decrease of $1.0 million was primarily due to a decrease in the Royalty-backed Loan balance.
Income Tax Expense – Income tax expense was $0.2 million for the six months ended June 30, 2018, which was comprised of state taxes, compared to $0.4 million for the six months ended June 30, 2017, which was comprised of U.S. federal alternative minimum tax.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of June 30, 2018, we had cash, cash equivalents and marketable securities of $398.9 million. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements and cash on hand will depend on the progress and success of our clinical development programs, regulatory and market acceptance, the resources we devote to research and commercialization activities and the achievement of various milestones and royalties under our existing collaborative agreements.
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
Cash Flows
Operating Activities
Net cash used in operations was $41.0 million for the six months ended June 30, 2018 compared to $39.5 million for the six months ended June 30, 2017. The $1.5 million increase in utilization of cash in operations was mainly due to an increase in working capital for the six months ended June 30, 2018 compared to the corresponding period in the prior year.

Investing Activities
Net cash used in investing activities was $43.5 million for the six months ended June 30, 2018 compared to $45.0 million for the six months ended June 30, 2017. The decrease in net cash used in investing activities was primarily due to an increase in proceeds from maturities of marketable securities for the six months ended June 30, 2018.
Financing Activities
Net cash used in financing activities was $29.0 million for the six months ended June 30, 2018, compared to net cash provided by financing activities of $132.5 million for the six months ended June 30, 2017, mainly due to $134.9 million in net proceeds from the sale of common stock in May 2017 compared to no sale of common stock occurring and increased amount of repayments of long-term debt in the six months ended June 30, 2018.
Long-Term Debt
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty LLC (Halozyme Royalty), we received a $150 million loan (the Royalty-backed Loan) pursuant to a credit agreement (the Credit Agreement) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the Royalty-backed Lenders). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (Collaboration Agreements). The royalty payments from the Collaboration Agreements will be used to repay the principal and interest on the loan (the Royalty Payments).  The Royalty-backed Loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. The interest rate as of June 30, 2018 was 10.25%. The outstanding balance of the Royalty-backed Loan as of June 30, 2018 was $116.5 million net of unamortized debt discount of $0.5 million.
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
Oxford and SVB Loan and Security Agreement
In June 2016, we entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford) and Silicon Valley Bank (SVB) (collectively, the Lenders), providing a senior secured loan facility of up to an aggregate principal amount of $70 million, comprising a $55.0 million draw in June 2016 and an additional $15.0 million tranche, which we had the option to draw during the second quarter of 2017 and did not exercise. The proceeds were partially used to pay the outstanding principal and final payment owed on a previous loan agreement with the Lenders. The remaining proceeds are being used for working capital and general business requirements. The Loan Agreement repayment schedule provides for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of January 1, 2021. The Loan Agreement provides for a final payment equal to 5.50% of the initial $55 million principal amount. The final payment is due when the Loan Agreement becomes due or upon the prepayment of the facility. We have the option to prepay the outstanding balance of the Loan Agreement in full, subject to a prepayment fee of 2% in the first year and 1% in the second year of the term loan. The outstanding term loan balance was $49.5 million as of June 30, 2018 net of unamortized debt discount of $1.5 million.
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
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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
As described in our 2017 Form 10-K, the most critical accounting policies and estimates upon which our condensed consolidated financial statements were prepared were those relating to revenue recognition, debt classification, stock compensation and research and development expenses - clinical trials. We have reviewed our policies and estimates and determined that these remain the most critical accounting policies and estimates for the six months ended June 30, 2018. We have updated our revenue recognition policies in conjunction with our adoption of ASC 606 as further described in Note 2 to the accompanying financial statements. Readers should refer to our 2017 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” and Note 1 to the accompanying financial statements for descriptions of these policies and estimates.
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
Relative to expenses incurred in our operations, we have generated only limited revenues from product sales, royalties, licensing fees, milestone payments, bulk rHuPH20 supply payments and research reimbursements to date and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, royalties, licensing fees, research reimbursements, bulk rHuPH20 supply payments and/or milestone payments, we expect to incur significant operating losses over the next few years and we may never become profitable on an extended basis. Through June 30, 2018, we have incurred aggregate net losses of $501.5 million.
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
We and our partners are subject to increasingly sophisticated attempts to gain unauthorized access to our information technology storage and access systems and are devoting resources to protect against such intrusion. The wrongful use, theft, deliberate sabotage or any other type of security breach with respect to any of our or any of our vendors and partners’ information technology storage and access systems could result in the disruption of our ability to use such systems or disclosure or dissemination of our or our partners’ proprietary and confidential information that is electronically stored, including research or clinical data and information regarding strategic initiatives, resulting in a material adverse impact on our business, operating results and financial condition. Our security and data recovery measures may not be adequate to protect against computer viruses, break-ins, and similar disruptions from unauthorized tampering with our electronic storage systems. Furthermore, any physical break-in or trespass of our facilities could result in the misappropriation, theft, sabotage or any other type of security breach with respect to our proprietary and confidential information, including research or clinical data or damage to our research and development equipment and assets. Such adverse effects could be material and irrevocable to our business, operating results and financial condition.
Risks Related To Ownership of Our Common Stock
Our stock price is subject to significant volatility.
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. The high and low sales prices of our common stock during the twelve months ended June 30, 2018 were $21.48 and $11.41, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

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
There have been no material changes in our market risks during the quarter ended June 30, 2018.
As of June 30, 2018, our cash equivalents and marketable securities consisted of investments in money market funds, U.S. Treasury securities, corporate debt obligations and commercial paper. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. Based on our current investment portfolio as of June 30, 2018, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

3.1	Composite Certificate of Incorporation (1)

3.2	Bylaws, as amended (2)

10.1	Halozyme Therapeutics, Inc. 2011 Stock Plan, as amended (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2013 (File No. 001-32335).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 19, 2016 (File No. 001-32335).

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 6, 2018 (File No. 001-32335).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	August 7, 2018	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 7, 2018	/s/ Laurie D. Stelzer
Laurie D. Stelzer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)