Form 10-Q
period 2018-09-30
HALOZYME THERAPEUTICS INC
filed 2018-11-06
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 144,557,543 as of October 30, 2018.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$55,019	$168,740
Marketable securities, available-for-sale	309,347	300,474
Accounts receivable, net and other contract assets	27,656	22,133
Inventories	18,285	5,146
Prepaid expenses and other assets	19,619	13,879
Total current assets	429,926	510,372
Property and equipment, net	6,790	3,520
Prepaid expenses and other assets	7,291	5,553
Restricted cash	500	500
Total assets	$444,507	$519,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,331	$7,948
Accrued expenses	43,020	39,601
Deferred revenue, current portion	4,247	6,568
Current portion of long-term debt, net	88,521	77,211
Total current liabilities	139,119	131,328
Deferred revenue, net of current portion	5,507	54,297
Long-term debt, net	57,940	125,140
Other long-term liabilities	2,203	814
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 200,000 shares authorized; 144,522 and 142,789 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	145	143
Additional paid-in capital	769,382	731,044
Accumulated other comprehensive loss	(478)	(450)
Accumulated deficit	(529,311)	(522,371)
Total stockholders’ equity	239,738	208,366
Total liabilities and stockholders’ equity	$444,507	$519,945
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Royalties	$18,710	$17,119	$59,643	$45,839
Product sales, net	6,269	13,589	17,553	37,803
Revenues under collaborative agreements	577	33,023	14,434	43,407
Total revenues	25,556	63,731	91,630	127,049
Operating expenses:
Cost of product sales	626	8,332	4,514	23,664
Research and development	35,540	33,993	113,602	109,267
Selling, general and administrative	14,864	13,329	42,773	39,045
Total operating expenses	51,030	55,654	160,889	171,976
Operating (loss) income	(25,474)	8,077	(69,259)	(44,927)
Other income (expense):
Investment and other income, net	1,910	790	5,561	1,512
Interest expense	(4,286)	(5,538)	(14,286)	(16,526)
Net (loss) income before income taxes	(27,850)	3,329	(77,984)	(59,941)
Income tax expense	—	580	220	970
Net (loss) income	$(27,850)	$2,749	$(78,204)	$(60,911)

Net (loss) income per share:
Basic	$(0.19)	$0.02	$(0.55)	$(0.45)
Diluted	$(0.19)	$0.02	$(0.55)	$(0.45)

Shares used in computing net (loss) income per share:
Basic	143,949	141,190	143,396	134,633
Diluted	143,949	143,236	143,396	134,633
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(27,850)	$2,749	$(78,204)	$(60,911)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	256	24	(17)	(40)
Foreign currency translation adjustment	2	1	(11)	(6)
Unrealized loss on foreign currency	—	(17)	—	(1)
Total comprehensive (loss) income	$(27,592)	$2,757	$(78,232)	$(60,958)
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,

	2018	2017
Operating activities:
Net loss	$(78,204)	$(60,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	26,684	23,268
Depreciation and amortization	1,798	1,668
Non-cash interest expense	2,000	2,378
Accretion of discounts on marketable securities, net	(2,166)	(94)
Deferral of unearned revenue	3,000	422
Recognition of deferred revenue	(2,333)	(4,192)
Deferral (recognition) of rent expense	78	(125)
Other	(10)	38
Changes in operating assets and liabilities:
Accounts receivable, net and other contract assets	13,962	985
Inventories	(13,139)	5,292
Prepaid expenses and other assets	(7,477)	8,998
Accounts payable and accrued expenses	(4,155)	3,077
Net cash used in operating activities	(59,962)	(19,196)
Investing activities:
Purchases of marketable securities	(272,643)	(198,748)
Proceeds from maturities of marketable securities	265,917	184,494
Purchases of property and equipment	(1,590)	(490)
Net cash used in investing activities	(8,316)	(14,744)
Financing activities:
Proceeds from issuance of common stock, net	—	134,875
Repayment of long-term debt	(57,099)	(10,988)
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	11,656	7,686
Net cash (used in) provided by financing activities	(45,443)	131,573
Net (decrease) increase in cash, cash equivalents and restricted cash	(113,721)	97,633
Cash, cash equivalents and restricted cash at beginning of period	169,240	67,264
Cash, cash equivalents and restricted cash at end of period	$55,519	$164,897

Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for purchases of property and equipment	$2,345	$266
Leasehold improvements paid by lessor	$1,322	$—
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
The majority of our approved product and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 is the active ingredient in our first commercially approved product, Hylenex® recombinant, and it works by temporarily breaking down hyaluronan (or “HA”), a naturally occurring carbohydrate that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. We believe this temporary degradation creates an opportunistic window for the improved subcutaneous delivery of injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as our ENHANZE® Drug Delivery Technology (“ENHANZE”). We license the ENHANZE technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the subcutaneous route of administration.
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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within ninety days or less from the date of purchase. As of September 30, 2018, our cash equivalents consisted of money market funds and commercial paper.
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
Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At September 30, 2018 and December 31, 2017, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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
As of September 30, 2018 and December 31, 2017, inventories consisted of $2.4 million and $2.9 million, respectively, of Hylenex recombinant inventory, net and $15.9 million and $2.2 million, respectively, of bulk rHuPH20.
Revenue Recognition
We generate revenues from payments received under collaborative agreements and product sales. As of January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers (ASC 606) which affects how we recognize revenues in these arrangements. We applied the provisions of ASC 606 using the modified retrospective approach, with the cumulative effect of the adoption recognized as of January 1, 2018, to all contracts that had not been completed as of that date. Under ASC 606, we recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers we perform the following five steps: (i) identify the promised goods or services in the contract; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligations. Amounts reported in prior periods have not been adjusted. Accordingly, the reported revenue amounts for the three and nine months ended September 30, 2018 and 2017 are based on different accounting policies.
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

Bulk rHuPH20
We sell bulk rHuPH20 to collaboration partners for use in research and development; subsequent to receiving marketing approval, we sell it for use in collaboration commercial products. Sales are made pursuant to purchase orders subject to the terms of the collaborative agreement, and delivery of units of bulk rHuPH20 represent performance obligations under each purchase order. We provide a standard warranty that the product conforms to specifications. We use a contract manufacturer to produce bulk rHuPH20 and have concluded we are the principal in the sales to collaboration partners. The transaction price for each purchase order of bulk rHuPH20 is fixed based on the cost of production plus a contractual markup, and is not subject to adjustments. Allocation of the transaction price to individual quantities of the product is usually not required because each order contains only one type of product.
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
ENHANZE Drug Product
We sell ENHANZE drug product to collaboration partners for use in research and development in early phase clinical studies. Sales are made pursuant to purchase orders subject to the terms of the collaborative agreement, and delivery of units of ENHANZE drug product represent performance obligations under each purchase order. We provide a standard warranty that the product conforms to specifications. We use a contract manufacturer to produce ENHANZE drug product and we concluded we are the principal in the sales to collaboration partners. The transaction price for each purchase order of ENHANZE drug product is fixed based on the cost of production plus a contractual markup, and is not subject to adjustments. Allocation of the transaction price to individual quantities of the product is usually not required because each order contains only one type of product.
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
Revenues from sales of Hylenex recombinant, bulk rHuPH20 that has alternative future use and ENHANZE drug product are included in product sales, net.
In footnotes to our financial statements, we provide disaggregated revenue information by type of arrangement (product sales, net, collaborative agreements and research and development services), and additionally, by type of payment stream received under collaborative agreements (upfront amounts, event-based development and regulatory milestones and other fees, sales milestones and royalties).

Cost of Product Sales
Cost of product sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of Hylenex recombinant and bulk rHuPH20 and ENHANZE drug product that has alternative future use. Cost of product sales also consists of the write-down of excess, dated and obsolete inventories and the write-off of inventories that do not meet certain product specifications, if any. Prior to bulk rHuPH20 and ENHANZE drug product having alternative future use, all costs related to the manufacturing of those products were charged to research and development expenses in the periods such costs were incurred. During the three and nine months ended September 30, 2018, sales of bulk rHuPH20 and ENHANZE drug product included $1.7 million and $2.3 million, respectively, of cost of sales that were previously expensed as research and development. Of the bulk rHuPH20 and ENHANZE drug product that has alternative future use on hand as of September 30, 2018, approximately $2.0 million in manufacturing costs were previously recorded as research and development expenses. We expect to sell this inventory by the end of 2020.
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
The Act reduces the U.S. federal corporate tax rate from 35% to 21%. As a result, the Company evaluated and adjusted its deferred tax assets to reflect the new corporate tax rates as of December 31, 2017. The Company is still evaluating other potential impacts and planning opportunities related to tax reform.  As of September 30, 2018, the Company believes that its disclosures in its financial statements as of December 31, 2017 are still reasonably accurate.
Net (Loss) Income Per Share
Basic net (loss) income per common share is computed by dividing net (loss) income for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Outstanding stock options, unvested RSAs, unvested RSUs and unvested PRSUs are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. For the three and nine months ended September 30, 2018, approximately 13.8 million shares of outstanding stock options, unvested RSAs, unvested RSUs were excluded from the calculation of diluted net loss per common share because a net loss was reported in each of these periods and therefore their effect was anti-dilutive.  Outstanding common stock equivalents totaling approximately 7.8 million and 14.3 million, respectively, were excluded from the calculation of diluted net (loss) income per common share for the three and nine months ended September 30, 2017, respectively, because their effect was anti-dilutive.  A reconciliation of the numerators and the denominators of the basic and diluted net (loss) income per common share computations is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net (loss) income	$(27,850)	$2,749	$(78,204)	$(60,911)
Denominator:
Weighted average common shares outstanding for basic net (loss) income per share	143,949	141,190	143,396	134,633
Net effect of dilutive common stock equivalents	—	2,046	—	—
Weighted average common shares outstanding for diluted net (loss) income per share	143,949	143,236	143,396	134,633
Net (loss) income per share:
Basic	$(0.19)	$0.02	$(0.55)	$(0.45)
Diluted	$(0.19)	$0.02	$(0.55)	$(0.45)
Segment Information
We operate our business in one segment, which includes all activities related to the research, development and commercialization of our proprietary enzymes. This segment also includes revenues and expenses related to (i) research and development and bulk rHuPH20 manufacturing activities conducted under our collaborative agreements with third parties and (ii) product sales of Hylenex recombinant. The chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment. Our long-lived assets located in foreign countries had minimal book value as of September 30, 2018 and December 31, 2017.

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
		January 1, 2018	We adopted the new guidance on January 1, 2018 using the modified retrospective approach. Refer to Notes 2 “Revenue Recognition” and 4 for additional detail regarding the impact of this adoption.

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). In July 2018, the FASB issued additional guidance related to Topic 842.	The new guidance requires lessees to recognize assets and liabilities for most leases and provides enhanced disclosures.	January 1, 2019. Early adoption is permitted.
We plan to implement the guidance on January 1, 2019 using a modified retrospective transition basis for leases existing as of the period of adoption. In order to adopt the new standard, we will be using available practical expedients and newly implemented processes and internal controls for lease accounting. The practical expedients allow us to carry forward our historical assessment of whether existing agreements are or contain a lease and the classification of our existing lease arrangements. We expect all of our real-estate and automobile operating lease commitments will be recognized as lease liabilities with corresponding right-of-use assets upon adoption, resulting in an increase in the assets and liabilities of the consolidated balance sheet. We anticipate that the adoption will have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820).	The new guidance removes, modifies and adds to certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement.	January 1, 2020	We plan to adopt the new guidance on January 1, 2020. We do not anticipate the adoption will have a material impact on our condensed consolidated financial position or results of operations.

3. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Asset-backed securities	$39,721	$—	$(24)	$39,697
Corporate debt securities	74,699	—	(181)	74,518
U.S. Treasury securities	99,716	—	(248)	99,468
Commercial paper	95,664	—	—	95,664
	$309,800	$—	$(453)	$309,347

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Corporate debt securities	$117,427	$—	$(235)	$117,192
U.S. Treasury securities	66,601	—	(201)	66,400
Commercial paper	116,882	—	—	116,882
	$300,910	$—	$(436)	$300,474
As of September 30, 2018, all of our available-for-sale debt securities were scheduled to mature within the next 12 months and 27 available-for-sale marketable securities were in a gross unrealized loss position, all of which had been in such position for less than 12 months. Based on our review of these marketable securities, we believe we had no other than-temporary impairments on these securities as of September 30, 2018, because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2018			December 31, 2017
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$55,271	$—	$55,271	$142,091	$—	$142,091
Commercial paper	—	—	—	—	15,700	15,700

Available-for-sale marketable securities:
Asset-backed securities	—	39,697	39,697	—	—	—
Corporate debt securities	—	74,518	74,518	—	117,192	117,192
U.S. Treasury securities	99,468	—	99,468	66,400	—	66,400
Commercial paper	—	95,664	95,664	—	116,882	116,882
	$154,739	$209,879	$364,618	$208,491	$249,774	$458,265
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2018. We had no instruments that were classified within Level 3 as of September 30, 2018 and December 31, 2017.
4. Revenue
Our disaggregated revenues were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Royalties	$18,710	$17,119	$59,643	$45,839

Product sales, net
Sales of bulk rHuPH20	$2,402	$9,748	$6,350	$26,825
Sales of ENHANZE drug product	186	—	322	—
Sales of Hylenex	3,681	3,841	10,881	10,978
Total product sales, net	6,269	13,589	17,553	37,803

Revenues under collaborative agreements:
Upfront license fees	—	30,352	1,336	31,054
Event-based development milestones and other fees	—	329	11,000	988
Sales-based milestones	—	342	—	1,028
Research and development services	577	2,000	2,098	10,337
Total revenues under collaborative agreements	577	33,023	14,434	43,407

Total revenue	$25,556	$63,731	$91,630	$127,049

During the three months ended September 30, 2018 we recognized revenue related to licenses granted to collaboration partners in prior periods in the amount of $18.7 million. This amount represents royalties earned in the current period. We recognized revenue of $0.5 million during the three months ended September 30, 2018 that had been included in deferred revenues at December 31, 2017. We did not recognize any adjustments to reduce sales reserves and allowances liability related to Hylenex recombinant sales in prior periods.
During the nine months ended September 30, 2018 we recognized revenue related to licenses granted to collaboration partners in prior periods in the amount of $70.6 million. This amount represents royalties earned in the current period, development milestones of $1.0 million from Roche and $5.0 million from Alexion, and $5.0 million of variable consideration in the contract where uncertainties have been resolved and the development milestone is expected to be achieved. We also recognized revenue of $2.3 million during the nine months ended September 30, 2018 that had been included in deferred revenues at December 31, 2017. We did not recognize any adjustments to reduce sales reserves and allowances liability related to Hylenex recombinant sales in prior periods.
Revenue recognized during the three and nine months ended September 30, 2017 was determined in accordance with the accounting rules applicable prior to the adoption of ASC 606 on January 1, 2018.
Upon the adoption of ASC 606, we recognized an adjustment to increase our accounts receivable by $19.4 million, decrease deferred revenues by $51.8 million, and decrease accumulated deficit by $71.2 million. The impact of applying the provisions of ASC 606 in the three and nine months ended September 30, 2018 was to decrease revenues by $6.4 million and to increase revenues by $2.6 million, respectively. Under the previously existing authoritative accounting literature, at September 30, 2018 our accounts receivable and other contract assets would have been $18.7 million lower, and our deferred revenue $48.7 million higher, than the amounts reported in our condensed consolidated balance sheet. ASC 606 did not have an aggregate impact on our net cash used in operating activities, but resulted in offsetting changes in net loss and certain assets and liabilities within net cash used in operating activities in the condensed consolidated statement of cash flows.
Accounts receivable, net, other contract assets and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accounts receivable, net	$22,656	$22,133
Other contract assets	5,000	—
Deferred revenues	9,754	60,865
As of September 30, 2018, the amounts included in the transaction price of our contracts with customers, including collaboration partners, and allocated to goods and services not yet provided were $9.8 million. This amount has been collected and is reported as deferred revenues. Of the total deferred revenues, $3.0 million represents pre-payment of bulk rHuPH20 that we estimate will be delivered in 2019. Of the remaining deferred revenues, for which the timing of when these goods and services will be provided is controlled by our customers, $4.5 million can be used by the customers at any time through 2022 and the remaining $2.3 million at any time through 2019.
We recognized contract assets of $5.0 million related to collaborative agreements as of September 30, 2018, for amounts considered probable to receive for development milestones that relate to intellectual property licenses granted to collaboration partners in prior periods. The following table presents amounts under our collaborative agreements included in the transaction price (i.e. cumulative amounts triggered or probable) as of September 30, 2018 (in thousands):

	Upfront (1)	Development (2)	Sales (3)	Royalty	Total
Collaboration partner and agreement date:
Roche (December 2006 and September 2017)	$70,000	$25,000	$22,000	$211,613	$328,613
Baxalta (September 2007)	10,000	3,000	9,000	22,438	44,438
Pfizer (December 2012)	14,500	2,000	—	—	16,500
Janssen (December 2014)	15,250	15,000	—	—	30,250
AbbVie (June 2015)	23,000	6,000	—	—	29,000
Lilly (December 2015)	33,000	—	—	—	33,000
BMS (September 2017)	105,000	5,000	—	—	110,000
Alexion (December 2017)	40,000	5,000	—	—	45,000

(1)	Upfront and additional target selection fees

(2)	Event-based development and regulatory milestone amounts and other fees

(3)	Sales-based milestone amounts
Through September 30, 2018, our collaboration partners have completed development, obtained marketing authorization approvals for certain indications and commenced commercialization of the following products:

•
Roche, for Herceptin SC in the European Union (“EU”) in August 2013; and MabThera SC in the EU in March 2014 and its equivalent RITUXAN HYCELA™ in the US in June 2017; and Herceptin SC in Canada in September 2018;

•	Baxalta, for HYQVIA in the EU and in the US in May 2013.
The remaining targets and products are currently in the process of development by the collaboration partners.
5. Certain Balance Sheet Items
Accounts receivable, net and other contract assets consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accounts receivable from product sales to collaborators	$1,980	$18,475
Accounts receivable from revenues under collaborative agreements	451	2,142
Accounts receivable from royalty payments	18,777	—
Accounts receivable from other product sales	1,949	2,075
Other contract assets	5,000	—
Subtotal	28,157	22,692
Allowance for distribution fees and discounts	(501)	(559)
Total accounts receivable, net and other contract assets	$27,656	$22,133

Inventories consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$625	$377
Work-in-process	15,401	2,131
Finished goods	2,259	2,638
Total inventories	$18,285	$5,146
Prepaid expenses and other assets consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Prepaid manufacturing expenses	$8,844	$2,337
Prepaid research and development expenses	9,195	7,793
Other prepaid expenses	2,344	2,585
Other assets	6,527	6,717
Total prepaid expenses and other assets	26,910	19,432
Less long-term portion	7,291	5,553
Total prepaid expenses and other assets, current	$19,619	$13,879
Prepaid manufacturing expenses include raw materials, slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory as materials are used or the CMO services are complete.
Property and equipment, net consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Research equipment	$9,528	$9,268
Manufacturing equipment	3,979	1,702
Computer and office equipment	4,811	3,725
Leasehold improvements	4,160	2,715
Subtotal	22,478	17,410
Accumulated depreciation and amortization	(15,688)	(13,890)
Property and equipment, net	$6,790	$3,520
Depreciation and amortization expense totaled $0.6 million and $0.5 million for the three months ended September 30, 2018 and 2017, and $1.8 million and $1.7 million for the nine months ended September 30, 2018 and 2017, respectively.

Accrued expenses consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued outsourced research and development expenses	$19,786	$18,757
Accrued compensation and payroll taxes	12,914	13,384
Accrued outsourced manufacturing expenses	4,743	2,504
Other accrued expenses	6,142	5,396
Total accrued expenses	43,585	40,041
Less long-term portion	565	440
Total accrued expenses, current	$43,020	$39,601
Deferred revenue consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Collaborative agreements
License fees and event-based payments:
Roche	$—	$39,379
Other	2,265	15,999
Total license fees and event-based payments	2,265	55,378
Product sales	7,489	5,487
Total deferred revenue	9,754	60,865
Less current portion	4,247	6,568
Deferred revenue, net of current portion	$5,507	$54,297
6. Long-Term Debt, Net
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty LLC (“Halozyme Royalty”), we received a $150 million loan (the “Royalty-backed Loan”) pursuant to a credit agreement (the “Credit Agreement”) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the “Royalty-backed Lenders”). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (“Collaboration Agreements”). The royalty payments from the Collaboration Agreements will be used to repay the principal and interest on the loan (the “Royalty Payments”).  The Royalty-backed Loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. The interest rate as of September 30, 2018 was 10.25%.
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
As of September 30, 2018, we were in compliance with all covenants under the Royalty-backed Loan and there was no material adverse change in our business, operations or financial condition.
We began making principal and interest payments against the Royalty-backed Loan in the first quarter of 2017 and therefore had no capitalized interest in the three and nine months ended September 30, 2018. In addition, we recorded accrued interest, which is included in accrued expenses, of $0.5 million and $0.7 million as of September 30, 2018 and December 31, 2017, respectively
In connection with the Royalty-backed Loan, we paid the Royalty-backed Lenders a fee of $1.5 million and incurred additional debt issuance costs totaling $0.4 million, which includes expenses that we paid on behalf of the Royalty-backed Lenders and expenses incurred directly by us. Debt issuance costs and the lender fee have been netted against the debt as of September 30, 2018, and are being amortized over the estimated term of the debt using the effective interest method. For the three months ended September 30, 2018 and 2017, the Company recognized interest expense, including amortization of the debt discount, related to the Royalty-backed Loan of $3.1 million and $4.2 million, respectively, and $10.5 million and $12.4 million for the nine months ended September 30, 2018 and 2017, respectively. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short- and long-term classification of these costs, as well as the period over which these costs will be amortized. The outstanding balance of the Royalty-backed Loan as of September 30, 2018 was $101.0 million, net of unamortized debt discount of $0.4 million.
Oxford and SVB Loan and Security Agreement
In June 2016, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (collectively, the “Lenders”), providing a senior secured loan facility of up to an aggregate principal amount of $70.0 million, comprising a $55.0 million draw in June 2016 and an additional $15.0 million tranche, which we had the option to draw during the second quarter of 2017 and did not exercise. The initial proceeds were partially used to pay the outstanding principal and final payment of $4.25 million owed on a previous loan agreement with the Lenders. The remaining proceeds are being used for working capital and general business requirements. The senior secured loan facility carries a fixed interest rate of 8.25%. The repayment schedule provides for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of January 1, 2021. The Loan Agreement provides for a final payment equal to 5.50% of the initial $55.0 million principal amount. The final payment is due when the Loan Agreement becomes due or upon the prepayment of the facility. We have the option to prepay the outstanding balance of the Loan Agreement in full, subject to a prepayment fee of 2% in the first year and 1% in the second year of the Loan Agreement.
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
 As of September 30, 2018, we were in compliance with all covenants under the Loan Agreement and there was no material adverse change in our business, operations or financial condition.
Interest expense, including amortization of the debt discount, related to the Loan Agreement totaled $1.2 million and $1.4 million for the three months ended September 30, 2018 and 2017, respectively, and $3.8 million and $4.1 million for the nine months ended September 30, 2018 and 2017, respectively. Accrued interest, which is included in accrued expenses, was $0.3 million and $0.4 million as of September 30, 2018 and December 31, 2017, respectively. The outstanding term loan balance was $45.5 million as of September 30, 2018, inclusive of $2.0 million of accretion of the final payment and net of unamortized debt discount related to offering costs of $0.2 million.
7. Share-based Compensation
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$4,407	$3,060	$13,107	$9,891
Selling, general and administrative	4,460	4,702	13,577	13,377
Share-based compensation expense	$8,867	$7,762	$26,684	$23,268
Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	$4,645	$4,973	$14,026	$14,971
RSAs, RSUs and PRSUs	4,222	2,789	12,658	8,297
	$8,867	$7,762	$26,684	$23,268

We granted stock options to purchase approximately 0.4 million and 0.1 million shares of common stock during the three months ended September 30, 2018 and 2017, respectively, and 2.3 million and 2.5 million shares of the Company’s common stock during the nine months ended September 30, 2018 and 2017, respectively. The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes model”). Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments. The assumptions used in the Black-Scholes model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected volatility	58.6-60.6%	70.5-70.8%	58.7-70.1%	70.5-71.7%
Average expected term (in years)	5.4	5.6	5.5	5.6
Risk-free interest rate	2.75-2.87%	1.73-1.93%	2.25-2.87%	1.73-1.94%
Expected dividend yield	—	—	—	—
Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	September 30, 2018
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$38,966	2.45
RSAs	$2,743	1.09
RSUs	$26,434	2.24
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
During the nine months ended September 30, 2018 and 2017, we issued an aggregate of 1,280,996 and 1,020,028 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $11.13 and $8.71 per share, respectively, for net proceeds of approximately $14.3 million and $8.9 million, respectively. For the nine months ended September 30, 2018 and 2017, we issued 438,536 and 375,906 shares of common stock, respectively, upon vesting of certain RSUs for which the RSU holders surrendered 138,986 and 96,069 RSUs, respectively, to pay for minimum withholding taxes totaling approximately $4.2 million and $1.9 million, respectively. In addition, we issued 67,959 and 98,945 shares of common stock in connection with the grants of RSAs during the nine months ended September 30, 2018 and 2017, respectively. Stock options and unvested restricted units totaling approximately 13.4 million shares and 14.7 million shares of our common stock were outstanding as of September 30, 2018 and December 31, 2017, respectively.

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
10. Subsequent Events
In October 2018, we entered into an agreement with Roche for the right to develop and commercialize one additional exclusive target and an option to select two additional targets within four years using our ENHANZE technology for an upfront payment of $25.0 million. We will receive potential milestone payments of up to $160.0 million to $165.0 million per target, subject to the achievement of specific development, regulatory and sales-based milestones. We will also receive mid-single digit royalties on sales of commercialized products.

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
The majority of our approved product and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. Our proprietary development pipeline consists primarily of pre-clinical and clinical stage product candidates in oncology. Our lead oncology program is Pegvorhyaluronidase alfa (PVHA), also referred to as PEGylated recombinant human hyaluronidase (PEGPH20), a molecular entity we are developing in combination with currently approved cancer therapies as a candidate for the systemic treatment of tumors that accumulate HA. We have demonstrated that when HA accumulates in a tumor, it can cause higher pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. Through our efforts and efforts of our partners and collaborators, we are currently in Phase 3 clinical testing for PEGPH20 with ABRAXANE® (nab-paclitaxel) and gemcitabine in stage IV pancreatic ductal adenocarcinoma (PDA) (HALO 109-301), in Phase 1b clinical testing for PEGPH20 with KEYTRUDA® (pembrolizumab) in non-small cell lung cancer and gastric cancer (HALO 107-101), in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq® (atezolizumab) in patients with previously treated metastatic PDA, in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq in patients with gastric cancer and in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq in patients with cholangiocarcinoma and gall bladder cancer (HALO 110-101/MATRIX).
We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as our ENHANZE® Drug Delivery Technology (ENHANZE). We license the ENHANZE technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the subcutaneous route of administration. We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Baxalta US Inc. and Baxalta GmbH (Baxalta Incorporated was acquired by Shire plc in June 2016) (Baxalta), Pfizer Inc. (Pfizer), Janssen Biotech, Inc. (Janssen), AbbVie, Inc. (AbbVie), Eli Lilly and Company (Lilly), Bristol-Myers Squibb Company (BMS) and Alexion Pharma Holding (Alexion).We receive royalties from two of these collaborations, including royalties from sales of one product from the Baxalta collaboration and two products from the Roche collaboration. Future potential revenues from the sales and/or royalties of our approved products, product candidates, and ENHANZE collaborations will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
Our third quarter of 2018 and recent key events include:

•
In October 2018, we entered into an agreement with Roche for the right to develop and commercialize one additional exclusive target and an option to select two additional targets within four years using our ENHANZE technology for an upfront payment of $25.0 million. We will receive potential milestone payments of up to $160.0 million to $165.0 million per target, subject to the achievement of specific development, regulatory and sales-based milestones. We will also receive mid-single digit royalties on sales of commercialized products.

•
In October 2018, BMS dosed the first patient in a Phase 1 study evaluating the safety, pharmacokinetics and pharmacodynamics of BMS-986179, an investigational anti-CD-73 antibody, and ENHANZE technology, triggering a $5 million milestone payment which, under current revenue recognition standards, was recorded as revenue in the second quarter of 2018.

•
In September 2018, we announced that Roche received approval from Health Canada for a subcutaneous formulation of Herceptin (trastuzumab) for the treatment of patients with HER2-positive breast cancer. This is a co-formulation with our ENHANZE technology.

•
In August 2018, Alexion initiated a Phase 1 trial to study a next-generation subcutaneous formulation of ALXN1210 co-administered with ENHANZE technology, triggering a $5 million milestone payment which, under current revenue recognition standards, was recorded as revenue in the second quarter of 2018.

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

In June 2017, results from Study HALO-202 were presented at the ESMO World Congress of Gastrointestinal Cancer and the Annual Meeting of the American Society of Clinical Oncology (ASCO). In May 2018, the database was locked, an updated analysis is being performed and the Final Study Report is currently being generated. In September 2018 the last remaining patient receiving study medication was discontinued from the study.
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
HALO 107-101 is an ongoing study with an open database and enrollment has ended in both the NSCLC and gastric cancer cohorts. In the NSCLC cohort we enrolled 17 of the target 30 patients in the dose expansion cohort prior to closing enrollment. Two patients are ongoing. Of the 13 currently evaluable patients, four patients experienced a greater than 30% reduction in tumor volume as assessed by investigator sites. Two of these patients had a further scan confirming the greater than 30% reduction was maintained. Of the four patients experiencing a greater than 30% reduction, three were PD-L1 negative, while data was unavailable for the fourth. Discussions are ongoing with advisers and investigators regarding the data and any next steps.
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
Clinical collaborations:
In July 2015, we entered into a clinical collaboration agreement with Eisai Co., Ltd. (Eisai) to evaluate Eisai's HALAVEN® (eribulin) with PEGPH20 in HER2-negative metastatic breast cancer. Halozyme and Eisai jointly share the costs to conduct this global study. In July 2016, the first patient was dosed in a Phase 1b/2 study for patients treated with up to two lines of prior therapy for HER2-negative metastatic breast cancer. In January 2018, the Phase 1b portion of the study closed enrollment with 14 patients. As a result of an Eisai portfolio decision, no further clinical development is planned on the Phase 2 portion of this study. We presented the data from our Phase 1 study in October at the 2018 European Society for Medical Oncology Congress. Based on a data cut off in February 2018, the addition of PEGPH20 to eribulin showed an overall response rate of 28.6% in this single arm trial. A fifth response was reported following the data cut off resulting in a 36% overall response rate, double the response rate reported with single-agent eribulin, in prior studies of patients with HER2-negative metastatic breast cancer. This is our first demonstration of PEGPH20’s positive effect outside of pancreas cancer.
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
In September 2013, Roche launched a subcutaneous (SC) formulation of Herceptin (trastuzumab) (Herceptin SC) in Europe for the treatment of patients with HER2-positive breast cancer. This formulation utilizes our patented ENHANZE technology and is administered in two to five minutes, compared to 30 to 90 minutes with the standard intravenous form. Roche received European marketing approval for Herceptin SC in August 2013. Breast cancer is the most common cancer among women worldwide. HER2-positive cancer is reported to be a particularly aggressive form of breast cancer. Directed at the same target, Roche initiated a Phase 1 study of rHuPH20 with PERJETA® (pertuzumab) and Herceptin (trastuzumab) in patients with early breast cancer in March 2016. In June 2018, Roche initiated a global Phase 3 study of a fixed-dose combination of Perjeta® (pertuzumab) and Herceptin (trastuzumab) with ENHANZE in patients with HER2-positive early breast cancer. This study follows supportive Phase 1 results from the same combination shared at the 2017 San Antonio Breast Cancer Symposium. In July 2018, we announced the FDA accepted a BLA from Genentech for a subcutaneous version of Herceptin in its FDA-approved breast cancer indications. This is the same co-formulation with ENHANZE marketed under the Herceptin SC brand in many countries outside the U.S. In September 2018, we announced that Roche received approval from Health Canada for Herceptin SC for the treatment of patients with HER2-positive breast cancer.
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

In September 2017, we and Roche entered into an agreement providing Roche the right to develop and commercialize one additional exclusive target using our ENHANZE technology. The upfront license payment may be followed by event-based payments subject to Roche’s achievement of specified development, regulatory and sales-based milestones. In addition, Roche will pay royalties to us if products under the collaboration are commercialized.
In January 2018, Roche initiated a Phase 1 study of an undisclosed target with ENHANZE technology.
In October 2018, we entered into an agreement with Roche for the right to develop and commercialize one additional exclusive target and an option to select two additional targets within four years using our ENHANZE technology for an upfront payment of $25.0 million. We will receive potential milestone payments of up to $160.0 million to $165.0 million per target, subject to the achievement of specific development, regulatory and sales-based milestones. We will also receive mid-single digit royalties on sales of commercialized products.
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
BMS Collaboration
In September 2017, we and BMS entered into a collaboration and license agreement, which became effective in November 2017, under which BMS has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with BMS immuno-oncology targets directed at up to eleven targets. Targets may be selected on an exclusive basis, with the exception of one co-exclusive target. BMS has designated multiple immuno-oncology targets including programmed death 1 (PD-1) and has an option to select additional targets within five years from the effective date. In October 2018, BMS dosed the first patient in a Phase 1 study evaluating the safety, pharmacokinetics and pharmacodynamics of BMS-986179, an investigational anti-CD-73 antibody and ENHANZE technology. BMS plans to dose the first patients in a Phase 1 study of OPDIVO® nivolumab with ENHANZE in the fourth quarter of 2018 and a Phase 1 study of an undisclosed target in the first quarter of 2019.
Alexion Collaboration
In December 2017, we and Alexion entered into a collaboration and license agreement, under which Alexion has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Alexion’s portfolio of products directed at up to four targets. Targets may be selected on an exclusive basis. Alexion elected two targets on an exclusive basis, including a C5 complement inhibitor and has an option to select two additional targets within five years from the effective date. In August 2018, Alexion initiated a Phase 1 trial to study a next-generation subcutaneous formulation of ALXN1210 with ENHANZE technology.
For a further discussion of the collaboration agreements, refer to Note 4, Revenue.

Results of Operations
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Royalties – Royalty revenue was $18.7 million for the three months ended September 30, 2018 compared to $17.1 million for the three months ended September 30, 2017. The increase was driven by higher sales of MabThera SC (RITUXAN HYCELA™ in the U.S.) by Roche. In general, we expect royalty revenue to increase in future periods reflecting expected increases in sales of collaboration products, although there may be periods with flat or declining royalty revenue as sales of products under collaborations vary.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Three Months Ended
	September 30,
	2018	2017	Change
Sales of bulk rHuPH20:
Roche	$159	$5,947	$(5,788)
Baxalta	—	3,302	(3,302)
Janssen	1,904	—	1,904
Other	498	499	(1)
Sales of ENHANZE drug product	27	—	27
Sales of Hylenex	3,681	3,841	(160)
Total product sales, net	$6,269	$13,589	$(7,320)
Product sales, net decreased in the three months ended September 30, 2018 compared to the same period in 2017, mainly due to a decrease in the sales of bulk rHuPH20 to Roche and Baxalta and a decrease in sales of Hylenex offset by an increase in sales of bulk rHuPH20 to Janssen. We expect that product sales of bulk rHuPH20 and ENHANZE drug product will fluctuate in future periods based on the needs of our collaborators. In 2016, we performed services for Roche to bring on-line a second contract manufacturing facility for bulk rHuPH20. This new facility may become the primary source for Roche of bulk rHuPH20 once it receives regulatory approval. As a result, we anticipated Roche would deplete their existing inventory of bulk rHuPH20 ahead of the transition to the new facility, which resulted in lower bulk rHuPH20 product sales during 2017 and year to date 2018, and will likely continue to result in lower bulk rHuPH20 product sales during the remainder of 2018. We expect that future product sales of Hylenex to be flat or experience modest growth, although there may be periods with declining revenue as we experience competition for market share.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended
	September 30,
	2018	2017	Change
Upfront license fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments:
Roche	—	30,831	(30,831)
Baxalta	—	192	(192)
	—	31,023	(31,023)
Reimbursements for research and development services	577	2,000	(1,423)
Total revenues under collaborative agreements	$577	$33,023	$(32,446)
Revenue from license fees decreased in the three months ended September 30, 2018, compared to the same period in 2017 mainly due to a $30.0 million upfront license fee for the Roche Collaboration recognized in the three months ended September 30,

2017 and no such revenue recognized in the three months ended September 30, 2018. Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments vary from period to period based on our ENHANZE collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Revenue from reimbursements for research and development services decreased in the three months ended September 30, 2018, compared to the same period in 2017 mainly due to a decrease in services provided to Roche related to work associated with bringing on-line a second contract manufacturing facility. The validation of the new facility was completed in the second quarter of 2017 and, therefore, we expect to continue to see a decrease in research and development service revenue from Roche going forward. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount and timing of future revenues related to reimbursable research and development services is uncertain.
Cost of Product Sales – Cost of product sales were $0.6 million for the three months ended September 30, 2018 compared to $8.3 million for the three months ended September 30, 2017. The decrease of $7.7 million in cost of product sales was mainly due to a decrease in sales of bulk rHuPH20 to Roche and Baxalta.
There were $1.7 million of costs of bulk rHuPH20 and ENHANZE drug product sales for the three months ended September 30, 2018 that were previously expensed as research and development. The estimated selling price of the zero-cost inventory of bulk rHuPH20 on hand as of September 30, 2018 was approximately $2.0 million. We expect to sell this inventory by the end of 2020. After this zero-cost inventory has been consumed, we expect the estimated cost of product sales to be approximately 83% of bulk rHuPH20 product sales revenue.
Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Three Months Ended
	September 30,
Programs	2018	2017	Change
PEGPH20	$31,096	$29,279	$1,817
ENHANZE collaborations and rHuPH20 platform	4,040	4,081	(41)
Other	404	633	(229)
Total research and development expenses	$35,540	$33,993	$1,547
Research and development expenses relating to our PEGPH20 programs for the three months ended September 30, 2018 increased by 6%, compared to the same period in 2017, primarily due to increased clinical trial activities. We expect PEGPH20 program expenses to increase in future periods reflecting expected increases in our PEGPH20 development activities.
Research and development expenses relating to our ENHANZE collaborations and our rHuPH20 platform for the three months ended September 30, 2018 decreased by 1%, compared to the same period in 2017, primarily due to a decrease in manufacturing expenses related to inventory with no alternative future use, partially offset by increased costs to support new partners and targets related to our ENHANZE collaboration activity. The rHuPH20 platform includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Research and development expenses relating to other programs for the three months ended September 30, 2018 decreased by 36%, compared to the same period in 2017, due to a decrease in preclinical development of HTI-1511 and PEG-ADA2.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses were $14.9 million for the three months ended September 30, 2018 compared to $13.3 million for the three months ended September 30, 2017. The increase of $1.6 million, or 12%, was primarily due to an increase in market research expenses as we prepare for a potential commercial launch of PEGPH20 and compensation expense including stock compensation. We expect SG&A expenses to increase moderately in future periods as our operations expand.
Interest Expense – Interest expense was $4.3 million for the three months ended September 30, 2018 compared to $5.5 million for the three months ended September 30, 2017. The decrease of $1.2 million was primarily due to a decrease in the Royalty-backed Loan balance.
Income Tax Expense – Income tax expense was zero for the three months ended September 30, 2018, compared to $0.6 million for the three months ended September 30, 2017, which was comprised of U.S. federal alternative minimum tax.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Royalties – Royalty revenue was $59.6 million for the nine months ended September 30, 2018 compared to $45.8 million for the nine months ended September 30, 2017. The increase was driven by higher sales of Herceptin SC and MabThera SC (RITUXAN HYCELA in the U.S.) by Roche and of HYQVIA by Baxalta. In general, we expect royalty revenue to increase in future periods reflecting expected increases in sales of collaboration products, although there may be periods with flat or declining royalty revenue as sales of products under collaborations vary.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Nine Months Ended
	September 30,
	2018	2017	Change
Sales of bulk rHuPH20
Roche	$2,290	$16,543	$(14,253)
Baxalta	712	9,328	(8,616)
Janssen	2,510	—	2,510
Other	998	954	44
Sales of ENHANZE drug product	162	—	162
Sales of Hylenex	10,881	10,978	(97)
Total product sales, net	$17,553	$37,803	$(20,250)
Product sales, net decreased in the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to a decrease in the sale of bulk rHuPH20 to Roche and Baxalta offset by an increase in sales of bulk rHuPH20 to Janssen. We expect that product sales of bulk rHuPH20 and ENHANZE drug product will fluctuate in future periods based on the needs of our collaborators. In 2016, we performed services for Roche to bring on-line a second contract manufacturing facility for bulk rHuPH20. This new facility may become the primary source for Roche of bulk rHuPH20 once it receives regulatory approval. As a result, we anticipated Roche would deplete their existing inventory of rHuPH20 ahead of the transition to the new facility, which resulted in lower bulk rHuPH20 product sales during 2017 and year to date 2018, and will likely continue to result in lower bulk rHuPH20 product sales during the remainder of 2018. We expect that future product sales of Hylenex to be flat or experience modest growth, although there may be periods with declining revenue as we experience competition for market share.

Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Nine Months Ended
	September 30,
	2018	2017	Change
Upfront license fees, license fees for the election of additional targets, license maintenance fees and amortization of deferred upfront and other license fees and event-based payments:
BMS	$6,336	$—	$6,336
Alexion	5,000	—	5,000
Roche	1,000	32,496	(31,496)
Baxalta	—	574	(574)
	12,336	33,070	(20,734)
Reimbursements for research and development services	2,098	10,337	(8,239)
Total revenues under collaborative agreements	$14,434	$43,407	$(28,973)
Revenue from license fees decreased in the nine months ended September 30, 2018, compared to the same period in 2017 due to a $30.0 million upfront license fee for the Roche Collaboration recognized in the nine months ended September 30, 2017 compared to $12.3 million in upfront and milestone revenue for the BMS, Alexion and Roche Collaborations recognized in the nine months ended September 30, 2018. Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments vary from period to period based on our ENHANZE collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Revenue from reimbursements for research and development services decreased in the nine months ended September 30, 2018, compared to the same period in 2017 mainly due to a decrease in services provided to Roche related to the validation of a new manufacturing facility, partially offset by an increase in services provided to Janssen and Baxalta. The validation of the new Roche facility was completed in the second quarter of 2017 and, therefore, we expect to continue to see a decrease in research and development service revenue from Roche going forward. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount of future revenues related to reimbursable research and development services is uncertain. We expect the non-reimbursement revenues under our collaborative agreements to continue to fluctuate in future periods based on our collaborators’ abilities to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Cost of Product Sales – Cost of product sales were $4.5 million for the nine months ended September 30, 2018 compared to $23.7 million for the nine months ended September 30, 2017. The decrease of $19.2 million in cost of product sales was mainly due to a decrease in sales of bulk rHuPH20 to Roche and Baxalta. There were $2.3 million in costs of bulk rHuPH20 and ENHANZE drug product sales for the nine months ended September 30, 2018 that were previously expensed as research and development.

Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Nine Months Ended
	September 30,
Programs	2018	2017	Change
PEGPH20	$99,026	$89,023	$10,003
ENHANZE collaborations and rHuPH20 platform	13,309	13,305	4
Other	1,267	6,939	(5,672)
Total research and development expenses	$113,602	$109,267	$4,335
Research and development expenses relating to our PEGPH20 program for the nine months ended September 30, 2018 increased by 11%, compared to the same period in 2017, primarily due to increased clinical trial activities. We expect these expenses to increase in future periods reflecting expected increases in our PEGPH20 development activities.
Research and development expenses relating to our ENHANZE collaborations and our rHuPH20 platform for the nine months ended September 30, 2018 remained flat compared to the same period in 2017, primarily due to a decrease in manufacturing expenses related to Roche’s second contract manufacturing facility and a decrease in manufacturing inventory with no alternative future use, offset by increased costs to support new partners and targets related to our ENHANZE collaboration activity. The rHuPH20 platform includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Research and development expenses relating to other programs for the nine months ended September 30, 2018 decreased by 82%, compared to the same period in 2017, due to a decrease in preclinical development of HTI-1511 and PEG-ADA2.
Selling, General and Administrative – SG&A expenses were $42.8 million for the nine months ended September 30, 2018 compared to $39.0 million for the nine months ended September 30, 2017. The increase of $3.8 million, or 10%, was primarily due to an increase in market research expense as we prepare for a potential commercial launch of PEGPH20 and compensation expense including stock compensation. We expect SG&A expenses to increase moderately in future periods as our operations expand.
Interest Expense – Interest expense was $14.3 million for the nine months ended September 30, 2018 compared to $16.5 million for the nine months ended September 30, 2017. The decrease of $2.2 million was primarily due to a decrease in the Royalty-backed Loan balance.
Income Tax Expense – Income tax expense was $0.2 million for the nine months ended September 30, 2018, which was comprised of state taxes, compared to $1.0 million for the nine months ended September 30, 2017, which was comprised of U.S. federal alternative minimum tax.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of September 30, 2018, we had cash, cash equivalents and marketable securities of $364.4 million. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements and cash on hand will depend on the progress and success of our clinical development programs, regulatory and market acceptance, the resources we devote to research and commercialization activities and the achievement of various milestones and royalties under our existing collaborative agreements.

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
Cash Flows
Operating Activities
Net cash used in operations was $60.0 million for the nine months ended September 30, 2018 compared to $19.2 million for the nine months ended September 30, 2017. The $40.8 million increase in utilization of cash in operations was mainly due to an increase in working capital for the nine months ended September 30, 2018 compared to the corresponding period in the prior year.
Investing Activities
Net cash used in investing activities was $8.3 million for the nine months ended September 30, 2018 compared to $14.7 million for the nine months ended September 30, 2017. The decrease in net cash used in investing activities was primarily due to an increase in proceeds from maturities of marketable securities for the nine months ended September 30, 2018.
Financing Activities
Net cash used in financing activities was $45.4 million for the nine months ended September 30, 2018, compared to net cash provided by financing activities of $131.6 million for the nine months ended September 30, 2017, mainly due to $134.9 million in net proceeds from the sale of common stock in a public offering in May 2017 compared to no sale of common stock in a public offering occurring and increased amount of repayments of long-term debt in the nine months ended September 30, 2018.

Long-Term Debt
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty LLC (Halozyme Royalty), we received a $150 million loan (the Royalty-backed Loan) pursuant to a credit agreement (the Credit Agreement) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the Royalty-backed Lenders). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (Collaboration Agreements). The royalty payments from the Collaboration Agreements will be used to repay the principal and interest on the loan (the Royalty Payments).  The Royalty-backed Loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. The interest rate as of September 30, 2018 was 10.25%. The outstanding balance of the Royalty-backed Loan as of September 30, 2018 was $101.0 million net of unamortized debt discount of $0.4 million.
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
Oxford and SVB Loan and Security Agreement
In June 2016, we entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford) and Silicon Valley Bank (SVB) (collectively, the Lenders), providing a senior secured loan facility of up to an aggregate principal amount of $70 million, comprising a $55.0 million draw in June 2016 and an additional $15.0 million tranche, which we had the option to draw during the second quarter of 2017 and did not exercise. The proceeds were partially used to pay the outstanding principal and final payment owed on a previous loan agreement with the Lenders. The remaining proceeds are being used for working capital and general business requirements. The Loan Agreement repayment schedule provides for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of January 1, 2021. The Loan Agreement provides for a final payment equal to 5.50% of the initial $55 million principal amount. The final payment is due when the Loan Agreement becomes due or upon the prepayment of the facility. We have the option to prepay the outstanding balance of the Loan Agreement in full, subject to a prepayment fee of 2% in the first year and 1% in the second year of the term loan. The Loan Agreement carries a fixed interest rate of 8.25%. The outstanding term loan balance was $45.5 million as of September 30, 2018 net of unamortized debt discount of $1.2 million.

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
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
As described in our 2017 Form 10-K, the most critical accounting policies and estimates upon which our condensed consolidated financial statements were prepared were those relating to revenue recognition, debt classification, stock compensation and research and development expenses - clinical trials. We have reviewed our policies and estimates and determined that these remain the most critical accounting policies and estimates for the nine months ended September 30, 2018. We have updated our revenue recognition policies in conjunction with our adoption of ASC 606 as further described in Note 2 to the accompanying financial statements. Readers should refer to our 2017 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” and Note 1 to the accompanying financial statements for descriptions of these policies and estimates.
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
Relative to expenses incurred in our operations, we have generated only limited revenues from product sales, royalties, licensing fees, milestone payments, bulk rHuPH20 supply payments and research reimbursements to date and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, royalties, licensing fees, research reimbursements, bulk rHuPH20 supply payments and/or milestone payments, we expect to incur significant operating losses over the next few years and we may never become profitable on an extended basis. Through September 30, 2018, we have incurred aggregate net losses of $529.3 million.
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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. The high and low sales prices of our common stock during the twelve months ended September 30, 2018 were $21.48 and $16.06, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

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
There have been no material changes in our market risks during the quarter ended September 30, 2018.
As of September 30, 2018, our cash equivalents and marketable securities consisted of investments in money market funds, U.S. Treasury securities, corporate debt obligations and commercial paper. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. Based on our current investment portfolio as of September 30, 2018, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

3.1	Composite Certificate of Incorporation (1)

3.2	Bylaws, as amended (2)

10.1#	Halozyme Therapeutics, Inc. Severance Policy

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2013 (File No. 001-32335).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 19, 2016 (File No. 001-32335).
# Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	November 6, 2018	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 6, 2018	/s/ Laurie D. Stelzer
Laurie D. Stelzer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)