Form 10-K
period 2018-12-31
HALOZYME THERAPEUTICS INC
filed 2019-02-21
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes        ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐  Yes        ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes        ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes        ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes        ☒    No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018 was approximately $2.1 billion based on the closing price on the NASDAQ Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 145,033,173 as of February 14, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

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

The majority of our approved product and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 is the active ingredient in our first commercially approved product, Hylenex® recombinant, and it works by temporarily breaking down hyaluronan (or HA), a naturally occurring carbohydrate that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. We believe this temporary degradation creates an opportunistic window for the improved subcutaneous delivery of injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as our ENHANZE® Drug Delivery Technology (ENHANZE). We license the ENHANZE technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the subcutaneous route of administration.
We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Baxalta US Inc. and Baxalta GmbH (now members of the Takeda group of companies, following the acquisition of Shire plc by Takeda Pharmaceutical Company Limited in January 2019) (Baxalta), Pfizer Inc. (Pfizer), Janssen Biotech, Inc. (Janssen), AbbVie, Inc. (AbbVie), Eli Lilly and Company (Lilly), Bristol-Myers Squibb Company (BMS), Alexion Pharma Holding (Alexion) and ARGENX BVBA (argenx). We receive royalties from two of these collaborations, including royalties from sales of one product from the Baxalta collaboration and two products from the Roche collaboration. Future potential revenues from the sales and/or royalties of our approved products, product candidates, and ENHANZE collaborations will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
Our proprietary development pipeline consists primarily of pre-clinical and clinical stage product candidates in oncology. Our lead oncology program is Pegvorhyaluronidase alfa (PVHA), also referred to as PEGylated recombinant human hyaluronidase (PEGPH20), a molecular entity we are developing in combination with currently approved cancer therapies as a candidate for the systemic treatment of tumors that accumulate HA. We have demonstrated that when HA accumulates in a tumor, it can cause increased pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. PEGPH20 has been demonstrated in animal models to work by temporarily degrading HA surrounding cancer cells resulting in reduced pressure and increased blood flow to the tumor thereby enabling increased amounts of anticancer treatments administered concomitantly gaining access to the tumor. Through our efforts and efforts of our partners and collaborators, we are currently in Phase 3 clinical testing for PEGPH20 with ABRAXANE® (nab-paclitaxel) and gemcitabine in stage IV pancreatic ductal adenocarcinoma (PDA) (HALO 109-301), in Phase 1b clinical testing for PEGPH20 with KEYTRUDA® (pembrolizumab) in non-small cell lung cancer (HALO 107-101), in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq® (atezolizumab) in patients with previously treated metastatic PDA, in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq in patients with gastric cancer and in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq in patients with cholangiocarcinoma and gall bladder cancer (HALO 110-101/MATRIX).
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
Strategy
During 2018, we continued our strategy of focusing on developing our oncology pipeline and expanding our collaborations for ENHANZE Technology. This business model allows for revenue garnered from collaboration products to help fund our investment in PEGPH20 clinical development, with the goal of a future product approval that will support sustained growth.
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

•
Focus on our ENHANZE platform. We currently have nine collaborations with three current product approvals and additional product candidates in development. We intend to work with our existing collaborators to expand our collaborations to add new targets and develop targets and product candidates under the terms of the operative agreements. In addition, we will continue our efforts to enter into new collaborations to further derive additional value from our proprietary technology.

Product and Product Candidates
We have one marketed proprietary product, three partnered products, one proprietary product candidate targeting several indications in various stages of development, and one preclinical product candidate. The following table summarizes our proprietary product and product candidate as well as products and product candidates under development with our collaborators:

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	RESEARCH FOCUS	PRECLINICAL	PHASE 1	PHASE 2	PHASE 3	FILED	APPROVED
ENHANZE™ COLLABORATION PRODUCT CANDIDATES								
Roche (Total of 12 potential targets)								
PERJETA® (pertuzumab)/Herceptin® (trastuzmab)	Oncology	Breast Cancer				●		
TECENTRIQ® (atezolizumab)	Oncology			●				
Pfizer (Total of 6 potential targets)								
Janssen (Total of 5 potential targets)								
DARZALEX® (daratumumab)	Oncology	Amyloidosis				●		
		Smoldering Myeloma				●		
		Multiple Myeloma (4 studies)				●		
		Multiple Myeloma			●			
		Multiple Myeloma		●				
AbbVie (Total of 9 potential targets)								
Lilly (Total of 5 potential targets)	Undisclosed			●				
BMS (Total of 11 potential targets)								
OPDIVO® (nivolumab)	Oncology			●				
BMS-986179	Oncology			●				
Alexion (Total of 4 potential targets)								
ALXN1210	Various			●				
argenx (Total of 3 potential targets)								
ARGX-113	Autoimmunity		●

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
Pancreatic cancer indications:
Based on the results of Phase 1b and Phase 2 studies, HALO 109-201 and HALO 109-202, we embarked on a double blinded, placebo controlled study in previously untreated pancreas cancer patients to test PEGPH20 plus gemcitabine and nab-paclitaxel (ABRAXANE®) versus gemcitabine and ABRAXANE alone.
HALO 109-301:
In March 2015, we met with the FDA to discuss the interim efficacy and safety data from HALO-202, and the proposed selection of eligible patients based on a 50% cutpoint using the Ventana companion diagnostic. Based on the feedback from that meeting, we proceeded with HALO 109-301 (HALO-301), a Phase 3 multicenter randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV PDA, using a design allowing for potential marketing application based on PFS (accelerated approval pathway) or OS. The study enrolled patients whose tumors accumulate high levels of HA measured using the Ventana companion diagnostic test. The FDA provided feedback on the current companion diagnostic approach and confirmed that an approved investigational device exemption (IDE) was required for the Phase 3 study.
In June 2015, we received scientific advice/protocol assistance from the European Medicines Agency (EMA) regarding our Phase 3 study. The EMA agreed to the patient population, and the use of both PFS and OS as co-primary endpoints stating that OS is the preferred endpoint and that ultimate approval would require an overall positive benefit:risk balance.
In March 2016, Ventana received approval for an IDE application from the FDA for our companion diagnostic test to enable patient selection in our Phase 3 Study HALO-301 of PEGPH20 in HA-High patients and we dosed the first patient in HALO-301. In January 2019, our independent Data Safety Monitoring Committee met to review ongoing safety data from the trial and informed us the study should proceed as planned.
In November 2018, the FDA agreed to our request to change the primary endpoint of the HALO-301 study from two primary endpoints of PFS and OS to a single primary endpoint of OS. As a result, a previously planned interim analysis, that was to be performed when the target number of PFS events was achieved, will not be conducted. PFS will remain as a secondary endpoint, along with objective response rate. In January 2019, the FDA completed their review of the submitted clinical study protocol amendment and statistical analysis plan with no additional questions or comments. Over 200 sites in 22 countries located in North America, Europe, South America and Asia were initiated to participate in the HALO-301 study. The study was fully enrolled with approximately 500 patients by the end of 2018. We project that the target number of 330 OS events for the final analysis will be achieved between August and November 2019.
SWOG Study S1313:
In October 2013, SWOG, a cancer research cooperative group of more than 4,000 researchers in over 500 institutions around the world, initiated a 144 patient Phase 1b/2 randomized clinical trial in some of their study centers, examining PEGPH20 in combination with modified FOLFIRINOX chemotherapy compared to modified FOLFIRINOX treatment alone in patients with stage IV PDA, irrespective of HA levels, referred to as an all-comer population. This study was funded by the National Cancer

Institute. In March 2017, SWOG stopped enrollment in the Phase 1b/2 trial following a recommendation of SWOG’s independent Data Monitoring committee after a preplanned futility analysis. In January 2018, SWOG presented final data of the all-comers population at the ASCO-GI conference. The median overall survival was 7.7 months for the PEGPH20 arm vs. 14.4 months in the modified FOLFIRINOX alone arm. Also, increased GI-toxicities and substantially shorter median treatment duration for modified FOLFIRINOX were reported for the PEGPH20 arm compared to the modified FOLFIRINOX alone arm. Collection of biopsy samples from participating sites to potentially enable an HA biomarker subgroup analysis has been completed. Due to the limited number of samples available, it is not known if the data will be interpretable. Our PEGPH20 studies and clinical collaborations in combination with agents other than modified FOLFIRINOX continue unchanged.
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
Other indications outside of pancreatic cancer:
HALO 107-101:
In November 2015, we initiated a Phase 1b study exploring the combination of PEGPH20 and KEYTRUDA®, an immuno-oncology agent in relapsed non-small cell lung cancer (NSCLC) and gastric cancer. In December 2016, we identified a dose of PEGPH20, namely 2.2 ug/kg, to move into the dose expansion phase of the study with KEYTRUDA in combination with PEGPH20. In September 2017, our standing Independent Data Monitoring Safety Committee met to review ongoing safety data from the trial and informed us that the study should proceed with study protocol modifications to exclude patients at risk and increase liver safety monitoring, after observing clinical and laboratory signs of hepato-biliary dysfunction. In April 2018, we informed participating sites to stop screening for new patients in the gastric cancer cohort of the study as the overall enrollment goal has been reached. Patients already in screening prior to the notification date were allowed to enter the study contingent of all eligibility criteria being met. Following the results of Merck’s KEYNOTE-189 study evaluating KEYTRUDA in combination with chemotherapy as a first-line treatment, the standard of care in lung cancer is expected to change. As we are seeking to enroll second line immune checkpoint inhibitor naïve patients, we have closed enrollment in the lung cohort of the study and investigators were given the option to continue treatment of ongoing patients.
HALO 107-101 is an ongoing study with an open database and enrollment has ended in both the NSCLC and gastric cancer cohorts. In the NSCLC cohort we enrolled 17 of the target 30 patients in the dose expansion cohort prior to closing enrollment. One patient is ongoing. Of the 13 currently evaluable patients, four patients experienced a greater than 30% reduction in tumor volume as assessed by investigator sites. Two of these patients had a further scan confirming the greater than 30% reduction was maintained. Of the four patients experiencing a greater than 30% reduction, three were PD-L1 negative, while data was unavailable for the fourth. Discussions are ongoing with advisers and investigators regarding the data and any next steps.
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

Ongoing clinical collaboration:
In November 2016, we entered into an agreement with Genentech, a member of the Roche Group, to collaborate on clinical studies to evaluate their cancer immunotherapy Tecentriq, an anti-PD-L1 monoclonal antibody, in combination with PEGPH20, in up to eight different tumor types. Genentech initiated a Phase 1b/2 clinical trial in patients with previously treated metastatic PDA in July 2017 and a Phase 1b/2 clinical trial in patients with gastric cancer in October 2017, as part of its Morpheus master protocol. In February 2019, Genentech closed enrollment in the gastric arm of the study and results will be reported when data is available. We will supply PEGPH20 for the Genentech-funded studies. In October 2017, we initiated a Phase 1b/2 clinical trial to assess Tecentriq with PEGPH20 in patients with cholangiocarcinoma and gall bladder cancer (HALO 110-101/MATRIX). Genentech will supply Tecentriq for the Halozyme sponsored study.
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
ENHANZE Collaborations
Roche Collaboration
In December 2006, we and Roche entered into a collaboration and license agreement under which Roche obtained a worldwide license to develop and commercialize product combinations of rHuPH20 and up to thirteen Roche target compounds (the Roche Collaboration). Under this agreement, Roche elected a total of eight targets, two of which are exclusive.
In September 2013, Roche launched a subcutaneous (SC) formulation of Herceptin (trastuzumab) (Herceptin SC) in Europe for the treatment of patients with HER2-positive breast cancer followed by launches in additional countries. This formulation utilizes our ENHANZE technology and is administered in two to five minutes, compared to 30 to 90 minutes with the standard intravenous form. Directed at the same target, Roche initiated a Phase 1 study of PERJETA® (pertuzumab) and Herceptin (trastuzumab) with ENHANZE in patients with early breast cancer in March 2016. In June 2018, Roche initiated a global Phase 3 study of a fixed-dose combination of PERJETA and Herceptin with ENHANZE in patients with HER2-positive early breast cancer. In July 2018, we announced the FDA accepted a BLA from Genentech (a member of the Roche Group) for Herceptin SC in its FDA-approved breast cancer indications. Approval of the BLA is expected in March 2019. In September 2018, we announced that Roche received approval from Health Canada for Herceptin SC for the treatment of patients with HER2-positive breast cancer.
In June 2014, Roche launched MabThera SC in Europe for the treatment of patients with common forms of non-Hodgkin lymphoma (NHL) followed by launches in additional countries. This formulation utilizes our ENHANZE technology and is administered in approximately five minutes compared to the approximately 1.5 to 4 hour intravenous infusion. In May 2016, Roche announced that the EMA approved Mabthera SC to treat patients with chronic lymphocytic leukemia (CLL). In June 2017, the FDA approved Genentech’s RITUXAN HYCELA™, a combination of rituximab and rHuPH20 (approved and marketed under the MabThera SC brand in countries outside the U.S.), for CLL and two types of NHL, follicular lymphoma and diffuse large B-cell lymphoma.
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
In January 2018, Roche initiated a Phase 1 study of an undisclosed target with ENHANZE technology. In February 2019, Roche canceled development of the undisclosed target following discontinuation of the proprietary program.
In October 2018, we entered into an agreement with Roche for the right to develop and commercialize one additional exclusive target and an option to select two additional targets within four years using our ENHANZE technology. The upfront license payment may be followed by event-based payments subject to Roche’s achievement of specified development, regulatory and sales-based milestones. In addition, Roche will pay royalties to us if products under the collaboration are commercialized.
In December 2018, Roche initiated a Phase 1b/2 study in patients with non-small cell lung cancer for Tecentriq (atezolizumab) in combination with our ENHANZE technology.
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
In May 2016, Baxalta announced that HYQVIA received a marketing authorization from the European Commission for a pediatric indication, which was launched in Europe to treat primary and certain secondary immunodeficiencies.
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
Janssen Collaboration
In December 2014, we and Janssen entered into a collaboration and license agreement, under which Janssen has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Janssen proprietary biologics directed to up to five targets. Targets may be selected on an exclusive basis. Janssen has elected CD38 as the first target on an exclusive basis. In October 2017, Janssen initiated its first Phase 3 study of subcutaneous delivery of DARZALEX® (daratumumab), directed at CD38, using ENHANZE technology, in multiple myeloma patients. Janssen has initiated six Phase 3 studies, one Phase 2 study and one Phase 1 study of daratumumab combined with the ENHANZE technology in patients with amyloidosis, smoldering myeloma and multiple myeloma.

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
BMS Collaboration
In September 2017, we and BMS entered into a collaboration and license agreement, which became effective in November 2017, under which BMS has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with BMS immuno-oncology targets directed at up to eleven targets. Targets may be selected on an exclusive basis, with the exception of one co-exclusive target. BMS has designated multiple immuno-oncology targets including programmed death 1 (PD-1) and has an option to select additional targets within five years from the effective date. In October 2018, BMS dosed the first patient in a Phase 1 study evaluating the safety, pharmacokinetics and pharmacodynamics of BMS-986179, an investigational anti-CD-73 antibody and ENHANZE technology. BMS is currently in a Phase 1 study of OPDIVO® (nivolumab) with ENHANZE.
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
argenx Collaboration
In February 2019, we entered into an agreement with argenx for the right to develop and commercialize one exclusive target, the human neonatal Fc receptor FcRn, which includes argenx's lead asset efgartigimod (ARGX-113), and an option to select two additional targets using our ENHANZE technology.
For a further discussion of the collaboration agreements, refer to Note 2, Summary of Significant Accounting Policies - Revenues under Collaborative Agreements.
Customers
The following table indicates the percentage of total revenues in excess of 10% with any single customer:

	Year Ended December 31,
	2018	2017	2016
Roche	72%	38%	63%
Baxalta	7%	7%	12%
BMS	4%	32%	—
Alexion	3%	13%	—
For additional information regarding our revenues from customers, refer to Note 2, Summary of Significant Accounting Policies — Concentrations of Credit Risk, Sources of Supply and Significant Customers, to our consolidated financial statements.

Patents and Proprietary Rights
Patents and other proprietary rights are essential to our business. Our success will depend in part on our ability to obtain patent protection for our inventions, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. Our strategy is to actively pursue patent protection in the U.S. and certain foreign jurisdictions for technology that we believe to be proprietary to us and that offers us a potential competitive advantage. Our patent portfolio includes 39 issued patents in the U.S., more than 390 issued patents in Europe and other countries in the world and more than 100 pending patent applications. In general, patents have a term of 20 years from the application filing date or earlier claimed priority date. Our issued patents will expire between 2022 and 2033. We have multiple patents and patent applications throughout the world pertaining to our recombinant human hyaluronidase and methods of use and manufacture, including an issued U.S. patent which expires in 2027 and an issued European patent which expires in 2024, which we believe cover the products and product candidates under our existing collaborations, Hylenex recombinant and PEGPH20. In addition, we have, under prosecution throughout the world, multiple patent applications that relate specifically to individual product candidates under development, the expiration of which can only be definitely determined upon maturation into our issued patents. We believe our patent filings represent a barrier to entry for potential competitors looking to utilize these hyaluronidases.
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

We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (Avid) and Catalent Indiana LLC (formerly Cook Pharmica LLC) (Catalent) to produce supplies of bulk rHuPH20. These manufacturers each produce bulk rHuPH20 under current Good Manufacturing Practices (cGMP) for clinical and commercial uses. Catalent currently produces bulk rHuPH20 for use in Hylenex recombinant, product candidates and collaboration product candidates. Avid currently produces bulk rHuPH20 for use in collaboration products. We rely on their ability to successfully manufacture these batches according to product specifications. In addition, we validated and qualified a new facility operated by Avid as a manufacturer of bulk rHuPH20 for use in the products and product candidates under the ENHANZE collaborations. It is important for our business for Catalent and Avid to (i) retain their status as cGMP-approved manufacturing facilities; (ii) successfully scale up bulk rHuPH20 production; and/or (iii) manufacture the bulk rHuPH20 required by us and our collaborators for use in our proprietary and collaboration products and product candidates. In addition to supply obligations, Avid and Catalent will also provide support for data and information used in the chemistry, manufacturing and controls sections for FDA and other regulatory filings.
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
Employees
As of February 14, 2019, we had 281 full-time employees. None of our employees are unionized and we believe our employee relations to be good.

Item 1A.Risk Factors
Risks Related To Our Business
We have generated only limited revenues from product sales to date; we have a history of net losses and negative cash flows, and we may never achieve or maintain profitability.
Relative to expenses incurred in our operations, we have generated only limited revenues from product sales, royalties, licensing fees, milestone payments, bulk rHuPH20 supply payments and research reimbursements to date and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, royalties, licensing fees, research reimbursements, bulk rHuPH20 supply payments and/or milestone payments, we expect to incur significant operating losses over the next few years and we may never become profitable on an extended basis. Through December 31, 2018, we have incurred aggregate net losses of $531.4 million.
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
As with most pharmaceutical products, use of our product candidates or those of our collaborators could be associated with side effects or adverse events which can vary in severity (from minor reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of our product candidates or those of our collaborators may be observed at any time, including in clinical trials or when a product is commercialized, and any such side effects or adverse events may negatively affect our or our collaborators’ ability to obtain or maintain regulatory approval or market our product candidates. Side effects such as toxicity or other safety issues associated with the use of our product candidates or those of our collaborators could require us or our collaborators to perform additional studies or halt development or commercialization of these product candidates or expose us to product liability lawsuits which will harm our business. We or our collaborators may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical product candidates which we have not planned or anticipated. Furthermore, there can be no assurance that we or our collaborators will resolve any issues related to any product related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition. For example, in April 2014, a clinical hold was placed on patient enrollment and dosing of PEGPH20 in Study HALO-202 as a result of a possible difference in the TE event rate that had been observed at that time in the trial between the group of patients treated with PEGPH20 versus the group of patients treated without PEGPH20. The clinical hold was lifted by the FDA in June 2014, and we have completed Study HALO-202.
If our contract manufacturers are unable to manufacture and supply to us bulk rHuPH20 or other raw materials in the quantity and quality required by us or our collaborators for use in our products and product candidates, our product development and commercialization efforts could be delayed or stopped and our collaborations could be damaged.
We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (Avid) and Catalent Indiana LLC (formerly Cook Pharmica LLC) (Catalent) to produce bulk rHuPH20. These manufacturers each produce bulk rHuPH20 under cGMP for clinical uses. Catalent currently produces bulk rHuPH20 for use in Hylenex recombinant, product candidates and collaboration product candidates. Avid currently produces bulk rHuPH20 for use in collaboration products and collaboration product candidates. In addition to supply obligations, Avid and Catalent will also provide support for the chemistry, manufacturing and controls sections for FDA and other regulatory filings. We rely on their ability to successfully manufacture these batches according to product specifications. If either Avid or Catalent: (i) is unable to retain its status as an FDA approved manufacturing facility; (ii) is unable to otherwise successfully scale up bulk rHuPH20 production to meet corporate or regulatory authority quality standards; or (iii) fails to manufacture and supply bulk rHuPH20 in the quantity and quality required by us or our collaborators for use in our proprietary and collaboration products and product candidates for any other reason, our business will be adversely affected. In addition, a significant change in such parties’ or other third party manufacturers’ business or financial condition could adversely affect their abilities to fulfill their contractual obligations to us. We have not established, and may not be able to establish, favorable arrangements with additional bulk rHuPH20 manufacturers and suppliers of the ingredients necessary to manufacture bulk rHuPH20 should the existing manufacturers and suppliers become unavailable or in the event that our existing manufacturers and suppliers are unable to adequately perform their responsibilities. We have attempted to mitigate the impact of a potential supply interruption through the establishment of excess bulk rHuPH20 inventory where possible, but there can be no assurances that this safety stock will be maintained or that it will be sufficient to address any delays, interruptions or other problems experienced by Avid and/or Catalent. Any delays, interruptions or other problems regarding the ability of Avid and/or Catalent to supply bulk rHuPH20 or the ability of other third party manufacturers, to supply other raw materials or ingredients necessary to produce our products on a timely basis could: (i) cause the delay of clinical trials or otherwise delay or prevent the regulatory approval of proprietary or collaboration product candidates; (ii) delay or prevent the effective commercialization of proprietary or collaboration products; and/or (iii) cause us to breach contractual obligations to deliver bulk rHuPH20 to our collaborators.

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

•
clinical and nonclinical test results may reveal side effects, adverse events or unexpected safety issues associated with the use of our product candidates; for example, in April 2014, a clinical hold was placed on patient enrollment and dosing of PEGPH20 in Study HALO-202 as a result of a possible difference in the TE event rate that had been observed at that time in the trial between the group of patients treated with PEGPH20 versus the group of patients treated without PEGPH20. The clinical hold was lifted by the FDA in June 2014, and Study HALO-202 is completed;

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
We rely on third parties to manufacture, prepare, fill, finish, package, store and ship our products and product candidates on our behalf. If we are unable to locate third parties to perform these functions on terms that are acceptable to us, or if the third parties we identify fail to perform their obligations, the progress of clinical trials could be delayed or even suspended and the commercialization of approved product candidates could be delayed or prevented. In addition, we have scaled up our manufacturing of PEGPH20 with third party suppliers to support additional clinical trials, including the Phase 3 trial, and ultimately, if approved, potential commercial supply. If our contract manufacturers are unable to successfully manufacture and supply PEGPH20, the progress of our clinical trials could be delayed or halted for a period of time.
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
In December 2015, our subsidiaries, Halozyme, Inc. (Halozyme) and Halozyme Royalty LLC (Halozyme Royalty) entered into a credit agreement (the Credit Agreement) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the Royalty-backed Lenders) pursuant to which we borrowed $150 million through Halozyme Royalty (the Royalty-

backed Loan). The Royalty-backed Loan will be repaid primarily from a specified percentage of the royalty payments we receive under our collaboration agreements with Roche and Baxalta (the Royalty Payments).
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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. The high and low sales prices of our common stock during the twelve months ended December 31, 2018 were $21.48 and $13.24, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Annual Report on Form 10-K and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

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
Our business operations and activities may be directly, or indirectly, subject to various broad federal and state healthcare laws, including without limitation, anti-kickback laws, the Foreign Corrupt Practices Act (FCPA), false claims laws, civil monetary penalty laws, data privacy and security laws, tracing and tracking laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers. These laws may restrict or prohibit a wide range of business activities, including, but not limited to, research, manufacturing, distribution, pricing, discounting, marketing and promotion and other business arrangements. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as sales, marketing and education programs. Many states have similar healthcare fraud and abuse laws, some of which may be broader in scope and may not be limited to items or services for which payment is made by a government health care program.
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
In addition, any sales of products outside the U.S. will also likely subject us to the FCPA and foreign equivalents of the healthcare laws mentioned above, among other foreign laws.
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
Additional provisions of the PPACA may negatively affect our revenues in the future. For example, the PPACA imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to U.S. government programs that we believe will impact our revenues from our products. In addition, as part of the PPACA’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program, we will also be required to provide a discount on branded prescription drugs dispensed to beneficiaries under this prescription drug program. Recently, Congress and the current administration have proposed and taken various steps to revise, repeal or delay implementation of, various aspects of the Healthcare Reform Act. We expect that the PPACA, as it may be amended, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase our product sales or successfully commercialize our product candidates and could limit or eliminate our future spending on development projects.
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
We face intense competition and rapid technological change that could result in the development of products by others that are competitive with or superior to our proprietary and collaboration products under development.
Our proprietary and collaboration products have numerous competitors in the U.S. and abroad including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that have developed competing products. The competitors for Hylenex recombinant include, but are not limited to, Valeant Pharmaceuticals International, Inc.’s FDA-approved product, Vitrase®, an ovine (ram) hyaluronidase, and Amphastar Pharmaceuticals, Inc.’s product, Amphadase®, a bovine (bull) hyaluronidase. For our PEGPH20 product candidate and our ENHANZE technology, such competitors may include major pharmaceutical and specialized biotechnology firms. These competitors may develop technologies and products that are more effective, safer, or less costly than our current or future proprietary and collaboration product candidates or that could render our technologies and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our administrative offices and research facilities are currently located in San Diego, California. We lease an aggregate of approximately 80,000 square feet of office and research space. In addition, we have an office in South San Francisco, California, where we lease approximately 10,000 square feet of office space. We believe our facilities are adequate for our current and near-term needs, and, if necessary, we will be able to locate additional facilities as needed.

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
Market Information
Our common stock is listed on the NASDAQ Global Select Market under the symbol “HALO.” As of February 14, 2019, we had approximately 18,250 stockholders of record and beneficial owners of our common stock.
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
The graph below compares Halozyme Therapeutics, Inc.’s cumulative five-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2013 to December 31, 2018. The historical stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN FROM 12/31/2013 THROUGH 12/31/2018

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
Halozyme Therapeutics Inc
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Halozyme Therapeutics, Inc.	$100	$64	$116	$66	$135	$98
NASDAQ Composite	$100	$115	$123	$134	$173	$158
NASDAQ Biotechnology	$100	$134	$150	$118	$144	$140

Item 6.	Selected Financial Data
The selected consolidated financial data set forth below as of December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017 and 2016, are derived from our audited consolidated financial statements included elsewhere in this report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below as of December 31, 2016, 2015 and 2014, and for the years ended December 31, 2015 and 2014, are derived from our audited consolidated financial statements that are contained in reports previously filed with the SEC, not included herein.
Summary Financial Information

	Year Ended December 31,
Statement of Operations Data:	2018	2017	2016	2015	2014
	(in thousands, except for per share amounts)
Total revenues	$151,862	$316,613	$146,691	$135,057	$75,334
Net (loss) income	$(80,330)	$62,971	$(103,023)	$(32,231)	$(68,375)
Net (loss) income per share, basic	$(0.56)	$0.46	$(0.81)	$(0.25)	$(0.56)
Net (loss) income per share, diluted	$(0.56)	$0.45	$(0.81)	$(0.25)	$(0.56)
Shares used in computing net (loss) income per share, basic	143,599	136,419	127,964	126,704	122,690
Shares used in computing net (loss) income per share, diluted	143,599	139,068	127,964	126,704	122,690

	As of December 31,
Balance Sheet Data:	2018	2017	2016	2015	2014
	(in thousands)
Cash and cash equivalents and available-for-sale marketable securities	$354,526	$469,214	$204,981	$108,339	$135,623
Working capital	$278,488	$379,044	$201,947	$109,315	$136,990
Total assets	$440,248	$519,945	$261,515	$181,789	$165,977
Deferred revenue	$9,255	$60,865	$44,618	$53,223	$54,634
Long-term debt, net	$34,874	$125,140	$199,228	$27,971	$49,860
Total liabilities	$191,361	$311,579	$293,996	$138,790	$124,625
Stockholders’ equity (deficit)	$248,887	$208,366	$(32,481)	$42,999	$41,352

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
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
The majority of our approved product and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. Our proprietary development pipeline consists primarily of pre-clinical and clinical stage product candidates in oncology. Our lead oncology program is Pegvorhyaluronidase alfa (PVHA), also referred to as PEGylated recombinant human hyaluronidase (PEGPH20), a molecular entity we are developing in combination with currently approved cancer therapies as a candidate for the systemic treatment of tumors that accumulate HA. We have demonstrated that when HA accumulates in a tumor, it can cause higher pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. Through our efforts and efforts of our partners and collaborators, we are currently in Phase 3 clinical testing for PEGPH20 with ABRAXANE® (nab-paclitaxel) and gemcitabine in stage IV pancreatic ductal adenocarcinoma (“PDA”) (HALO 109-301), in Phase 1b clinical testing for PEGPH20 with KEYTRUDA® (pembrolizumab) in non-small cell lung cancer (HALO 107-101), in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq® (atezolizumab) in patients with previously treated metastatic PDA, in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq in patients with gastric cancer and in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq in patients with cholangiocarcinoma and gall bladder cancer (HALO 110-101/MATRIX).
We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as our ENHANZE® Drug Delivery Technology (ENHANZE). We license the ENHANZE technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the subcutaneous route of administration. We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Baxalta US Inc. and Baxalta GmbH (now members of the Takeda group of companies, following the acquisition of Shire plc by Takeda Pharmaceutical Company Limited in January 2019) (Baxalta), Pfizer Inc. (Pfizer), Janssen Biotech, Inc. (Janssen), AbbVie, Inc. (AbbVie), Eli Lilly and Company (Lilly), Bristol-Myers Squibb Company (BMS), Alexion Pharma Holding (Alexion) and ARGENX BVBA (argenx).We receive royalties from two of these collaborations, including royalties from sales of one product from the Baxalta collaboration and two products from the Roche collaboration. Future potential revenues from the sales and/or royalties of our approved products, product candidates, and ENHANZE collaborations will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.

Our 2018 and recent key events are as follows:
ENHANZE collaborations

•
In February 2019, we entered into an agreement with argenx for the right to develop and commercialize one exclusive target, the human neonatal Fc receptor FcRn, which includes argenx's lead asset efgartigimod (ARGX-113), and an option to select two additional targets using our ENHANZE technology for an upfront payment of $30.0 million. We will receive payments of $10.0 million per target for future target nominations and potential milestone payments of up to $160.0 million per target, subject to the achievement of specific development, regulatory and sales-based milestones. We will receive mid-single digit royalties on sales of commercialized products.

•
In December 2018, Roche initiated a Ph1b/2 study start in patients with non-small cell lung cancer for TECENTRIQ (atezolizumab) in combination with our ENHANZE technology, triggering a $5.0 million milestone payment.

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

•
In October 2018, BMS dosed the first patient in a Phase 1 study evaluating the safety, pharmacokinetics and pharmacodynamics of BMS-986179, an investigational anti-CD-73 antibody, and ENHANZE technology, triggering a $5.0 million milestone payment.

•
In September 2018, we announced that Roche received approval from Health Canada for a subcutaneous formulation of Herceptin (trastuzumab) for the treatment of patients with HER2-positive breast cancer. This is a co-formulation with our ENHANZE technology.

•	In August 2018, Alexion initiated a Phase 1 trial to study a next-generation subcutaneous formulation of ALXN1210 co-administered with ENHANZE technology, triggering a $5.0 million milestone payment.

•
In July 2018, we announced the FDA accepted a Biologics License Application (BLA) from Genentech, a member of the Roche Group, for a subcutaneous version of Herceptin in its FDA-approved breast cancer indications. This is the same co-formulation with ENHANZE technology marketed under the Herceptin SC brand in many countries outside the U.S.

•
In June 2018, Roche initiated a global Phase 3 study of a fixed-dose combination of Perjeta® (pertuzumab) and Herceptin (trastuzumab) with ENHANZE technology in patients with HER2-positive early breast cancer. This study follows supportive Phase 1 results from the same combination shared at the 2017 San Antonio Breast Cancer Symposium.

•	In January 2018, Roche initiated a Phase 1 study for an undisclosed target with ENHANZE Technology, triggering a $1.0 million milestone payment.
Clinical trials

•
In November 2018, the FDA agreed to our request to change the primary endpoint of the HALO-301 study from two primary endpoints of progression-free survival (PFS) and overall survival (OS) to a single primary endpoint of OS. As a result, the previously planned interim analysis for the PFS endpoint will not be conducted. In January 2019, the FDA completed their review of the submitted clinical study protocol amendment and statistical analysis plan with no additional questions or comments. The study completed enrollment with approximately 500 patients by the end of 2018.

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

•
In January 2018, the Phase 1b portion of the study of HALAVEN (eribulin) with PEGPH20 in HER2-negative metastatic breast cancer closed enrollment. As a result of an Eisai portfolio decision, no further clinical development is planned on the Phase 2 portion of the study. Results from this study were presented at the 2018 Annual Meeting of the European Society of Medical Oncology (ESMO).
Results of Operations
Comparison of Years Ended December 31, 2018, 2017 and 2016
Royalties – Royalty revenue was $79.0 million in 2018 compared to $63.5 million in 2017 and $51.0 million in 2016. The increase was driven by higher sales of Herceptin SC and MabThera SC (RITUXAN HYCELA™ in the U.S.) by Roche and of HYQVIA by Baxalta. In general, we expect royalty revenue to increase in future periods reflecting expected increases in sales of collaboration products, although there may be periods with flat or declining royalty revenue as sales of products under collaborations vary.
Product Sales, Net – Product sales, net were as follows (in thousands):

	2018	Change	2017	Change	2016
Sales of Hylenex	$15,045	(1)%	$15,150	(6)%	$16,157
Sales of bulk rHuPH20:
Roche	6,767	(70)%	22,325	(10)%	24,786
Janssen	2,510	n/a	—	n/a	—
Baxalta	1,820	(84)%	11,717	5%	11,117
Other	1,632	36%	1,204	(10)%	1,332
Sales of ENHANZE drug product	460	n/a	—	n/a	—
Total product sales, net	$28,234	(44)%	$50,396	(6)%	$53,392
Product sales, net decreased in 2018 compared to 2017, primarily due to a decrease in the sales of bulk rHuPH20 to Roche and Baxalta, partially offset by an increase in sales of bulk rHuPH20 to Janssen. As previously anticipated, Roche and Baxalta are depleting their existing inventory of rHuPH20 ahead of planned transitions to new manufacturing facilities, which resulted in lower bulk rHuPH20 product sales during 2018. Product sales, net decreased in 2017 compared to 2016, mainly due to decreases in the sales of bulk rHuPH20 to Roche and Hylenex, partially offset by an increase in sales of bulk rHuPH20 to Baxalta. We expect that product sales of bulk rHuPH20 and ENHANZE drug product will fluctuate in future periods based on the needs of our collaborators. We expect that future product sales of Hylenex to be flat or declining as we experience competition for market share.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

Upfront license fees, license fees for the election of additional targets, event-based payments, license maintenance fees and amortization of deferred upfront and other license fees:	2018	Change	2017	Change	2016

Roche	$31,000	(7)%	$33,330	902%	$3,328
BMS	6,336	(94)%	101,400	n/a	—
Alexion	5,000	(88)%	40,000	n/a	—
Other	—	(100)%	15,810	(10%)	17,515
	42,336	(78)%	190,540	814%	20,843
Reimbursements for research and development services:
Roche	1,369	(80)%	6,900	(63%)	18,700
Other	942	(82)%	5,270	90%	2,772
	2,311	(81)%	12,170	(43%)	21,472
Total revenues under collaborative agreements	$44,647	(78)%	$202,710	379%	$42,315
Revenue from license fees decreased in 2018, compared to 2017 due to $41.0 million in upfront license fees and milestone revenue for the Roche, BMS and Alexion Collaborations recognized in 2018, compared to $186.4 million in upfront license fees and milestone revenue for the Roche, BMS, Alexion and Janssen Collaborations recognized in 2017. In 2016, we recognized $15.5 million in license fee and milestone revenue in connection with the Lilly, AbbVie and Pfizer collaborations. Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments vary from period to period based on our ENHANZE collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our collaborators’ ability to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Revenue from reimbursements for research and development services decreased in 2018 compared to 2017, mainly due to a decrease in services provided to Roche related to the validation of a new manufacturing facility, which was was completed in the second quarter of 2017, combined with a decrease in services provided to Janssen and Baxalta. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount of future revenues related to reimbursable research and development services is uncertain.
Cost of Product Sales – Cost of product sales were $10.1 million in 2018 compared to $31.2 million in 2017 and $33.2 million in 2016. The decrease of $21.1 million in cost of product sales in 2018 compared to 2017 and the decrease of $2.0 million in 2017 compared to 2016 were mainly due to a decrease in sales of bulk rHuPH20 to Roche and Baxalta. There were $2.6 million in costs of bulk rHuPH20 and ENHANZE drug product sales for the year ended December 31, 2018 that were previously expensed as research and development.
Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	2018	Change	2017	Change	2016
Programs
PEGPH20	$131,064	6%	$123,932	15%	$108,102
ENHANZE collaborations and rHuPH20 platform	17,242	(10)%	19,197	(37)%	30,398
Other	1,946	(74)%	7,514	(39)%	12,342
Total research and development expenses	$150,252	—	$150,643	—%	$150,842
Research and development expenses relating to our PEGPH20 program increased in 2018 by 6% compared to 2017, primarily due to increased clinical trial activities related to the HALO-301 study and the HALO 110-101 study, partially offset by decreased clinical trial activities related to the HALO-202 study, the HALO 107-101 study, and the Eisai clinical collaboration. Research and development expenses relating to our PEGPH20 program increased in 2017 by 15% compared to 2016, primarily due to increased clinical trial activities. We expect these expenses to continue to increase in the near term.
Research and development expenses relating to our ENHANZE collaborations and our rHuPH20 platform in 2018 decreased by 10% compared to 2017, primarily due to a decrease in expenses incurred to establish an additional contract manufacturing facility, which was completed in the second quarter of 2017, and a decrease in manufacturing inventory with no alternative use, partially offset by increased costs to support new partners and targets related to our ENHANZE collaboration activity. Research and development expenses relating to our ENHANZE collaborations and our rHuPH20 platform in 2017 decreased by 37% compared to 2016, primarily due to a decrease in manufacturing expenses related to the new contract manufacturing facility. We expect research and development expenses relating to our ENHANZE collaborations and our rHuPH20 platform to increase in the near term as we support our collaboration partners advancing through clinical development and preparation for commercialization. The rHuPH20 platform includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. When these expenses were incurred, they were not designated to a specific program.
Research and development expenses related to other programs decreased in 2018 by 74% compared to 2017, and decreased in 2017 by 39% compared to 2016, primarily due to a decrease in preclinical development of HTI-1511 and PEG-ADA2.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses increased in 2018 compared to 2017 by $7.0 million, or 13%, primarily due to increases in market research expense as we prepare for a potential commercial launch of PEGPH20 and compensation expense including stock compensation. SG&A expenses increased in 2017 compared to

2016 by $8.0 million, or 17%, primarily due to increases in compensation expense including stock compensation. We expect SG&A expenses to increase in future periods as our operations expand and we prepare for commercial launch.
Interest Expense – Interest expense included interest expense and amortization of the debt discount related to the long-term debt. Interest expense decreased by $3.9 million in 2018 compared to 2017 primarily due to a decrease in the Royalty-backed Loan balance. Interest expense increased by $2.0 million in 2017 as compared to 2016, primarily due to interest expense incurred on the Royalty-backed Loan we received in January 2016.
Income Taxes – Income tax expense was $0.5 million in 2018 compared to income tax benefit of $1.4 million in 2017. The 2018 amount was comprised primarily of state income tax while the 2017 benefit was primarily comprised of U.S. federal alternative minimum tax expense in the amount of $4.1 million offset by a U.S federal alternative minimum tax credit of $5.5 million. Income tax expense of $1.2 million in 2016 comprised of U.S. federal alternative minimum tax. The U.S. federal AMT was eliminated via the Tax Cuts and Jobs Act that was enacted on December 22, 2017. The AMT credit carryovers will be used to offset regular tax liability for any taxable year beginning after 2017. If not utilized before 2022, any remaining AMT credit carryforward amount is fully refundable. The remaining AMT credit carryforward of $3.0 million was recognized as a deferred tax asset at December 31, 2018 as realization is certain. For the years ended December 31, 2018, 2017 and 2016, we generated taxable income in the U.S., which was partially offset by utilizing net operating losses carried forward from earlier years.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of December 31, 2018, we had cash, cash equivalents and marketable securities of $354.5 million. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements and cash on hand will depend on the progress and success of our clinical development programs, regulatory and market acceptance, the resources we devote to research and commercialization activities and the achievement of various milestones and royalties under our existing collaborative agreements.
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

Cash Flows
Operating Activities
Net cash used in operations was $49.5 million in 2018 compared to net cash provided by operations of $134.1 million in 2017. The increase in utilization of cash in operations was mainly due to lower net income as a result of reduced revenues combined with an increase in working capital for the year ended December 31, 2018 compared to the prior year.
Net cash provided by operations was $134.1 million in 2017 compared to net cash used in operations of $50.4 million in 2016. The increase in cash provided by operations was mainly due to an increase in operating income driven by license payments and milestones achieved and changes in working capital for the year ended December 31, 2017 compared to the prior year.
Investing Activities
Net cash provided by investing activities was $2.5 million in 2018 compared to net cash used in investing activities of $163.7 million in 2017. The increase in net cash provided by investing activities was primarily due to an increase in proceeds from maturities of marketable securities and less purchases of marketable securities.
Net cash used in investing activities was $163.7 million in 2017 compared to net cash used in investing activities of $76.8 million in 2016. The increase in net cash used in investing activities was primarily due to net purchases of marketable securities using cash provided by operating and financing activities.
Financing Activities
Net cash used in financing activities was $63.8 million in 2018, compared to net cash provided by financing activities of $131.7 million in 2017, mainly due to $134.9 million in net proceeds from the sale of common stock in a public offering in May 2017 compared to no sale of common stock in a public offering occurring and an increase in the amount of long-term debt repayment in 2018.
Net cash provided by financing activities was $131.7 million in 2017, primarily due to $134.9 million in net proceeds from the sale of common stock in May 2017, compared to cash provided by financing activities of $150.6 million in 2016, when we drew net proceeds of $148.0 million on the Royalty-backed Loan.
Long-Term Debt
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty LLC (Halozyme Royalty), we received a $150 million loan (the Royalty-backed Loan) pursuant to a credit agreement (the Credit Agreement) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the Royalty-backed Lenders). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (Collaboration Agreements). The royalty payments from the Collaboration Agreements will be used to repay the principal and interest on the loan (the Royalty Payments).  The Royalty-backed Loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. The interest rate as of December 31, 2018 was 10.25%. The outstanding balance of the Royalty-backed Loan as of December 31, 2018 was $85.0 million, net of unamortized debt discount of $0.3 million.

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
Oxford and SVB Loan and Security Agreement
In June 2016, we entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford) and Silicon Valley Bank (SVB) (collectively, the Lenders), providing a senior secured loan facility of up to an aggregate principal amount of $70 million, comprising a $55.0 million draw in June 2016 and an additional $15.0 million tranche, which we had the option to draw during the second quarter of 2017 and did not exercise. The proceeds were partially used to pay the outstanding principal and final payment owed on a previous loan agreement with the Lenders. The remaining proceeds are being used for working capital and general business requirements. The Loan Agreement repayment schedule provides for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of January 1, 2021. The Loan Agreement provides for a final payment equal to 5.50% of the initial $55 million principal amount. The final payment is due when the Loan Agreement becomes due or upon the prepayment of the facility. We have the option to prepay the outstanding balance of the Loan Agreement in full. The outstanding term loan balance was $41.4 million as of December 31, 2018, inclusive of $2.2 million of accretion of the final payment and net of unamortized discount related to offering costs of $0.2 million.
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
Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Contractual Obligations
As of December 31, 2018, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt, including current portion(2)	$127,642	$91,506	$36,136	$—	$—
Interest on long-term debt(3)	10,191	8,664	1,527	—	—
Operating leases(4)	11,123	2,953	8,058	112	—
Third-party manufacturing obligations(5)	14,985	14,985	—	—	—
Purchase obligations	2,862	327	2,535	—	—
Total	$166,803	$118,435	$48,256	$112	$—
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

(3)
Interest on long-term debt includes future monthly interest payments for the Loan Agreement based on a fixed rate of 8.25%. Interest on long-term debt also includes quarterly interest payments on the Royalty-backed Loan, which bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. Future interest obligations for the Royalty-backed Loan were estimated using rates in effect as of December 31, 2018.

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
Our future capital uses and requirements depend on numerous forward-looking factors. These factors may include, but are not limited to, the following:

•	the rate of progress and cost of research and development activities;

•	the number and scope of our research and development activities;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	our ability to establish and maintain product discovery and development collaborations, including scale-up manufacturing costs for our collaborators’ product candidates;

•	the amount of royalties and milestones from our collaborators;

•	the amount of product sales for Hylenex recombinant;

•	the costs of obtaining and validating additional manufacturers of rHuPH20;

•	the effect of competing technological and market developments;

•	the costs of preparing for and launching a new commercial product;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish; and

•	the extent to which we acquire or in-license new products, technologies or businesses.
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

For collaborative agreements, we are entitled to receive event-based payments subject to the collaboration partner's achievement of specified development and regulatory milestones. We recognize revenue when it is deemed probable that these milestones will be achieved, which could be in a period prior to its actual occurrence. At the end of each reporting period, we re-evaluate the probability of achievement of such milestones, and if necessary, adjust our estimate of the overall transaction price.

Revenue is recognized when we determine it is probable a milestone will be achieved. This assessment is based on our past experience with our collaboration partners, market insight and partner communication.
A revenue reversal will be required in the event it is determined that achievement of a milestone, previously deemed probable, will not occur. This reversal may be material.
For collaborative agreements, royalty revenue is recognized in the period the underlying sales occur, but we do not receive final royalty reports from our collaboration partners until after we complete our financial statements for a prior quarter. Therefore, we recognize revenue based on estimates of the royalty earned, which are based on preliminary reports provided by our collaboration partners.

The amount of royalty revenue recognized for the quarter is estimated using our knowledge of past royalty payments, market insight and an estimate made by our collaboration partners provided in a preliminary report.

A final royalty report and associated royalty payment is received approximately 60 days after quarter-end. If necessary, a true-up is recorded at that time if there is a difference from the initial estimated royalty revenue recorded. To date, the true-up entries have not been material.

For collaborative arrangements, when necessary, we perform an allocation of the upfront amount based on relative stand-alone selling prices (SSP) of licenses for individual targets. We determine license SSP using an income-based valuation approach utilizing risk-adjusted discounted cash flow projections.
The inputs used in the valuation model to determine SSP are based on estimates utilizing market data and information provided by our collaboration partners.
Differences in the allocation of the transaction price between delivered and undelivered performance obligations can impact the timing of revenue recognition but do not change the total revenue recognized under any agreement.

Debt Classification
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

The short-term and long-term classification of outstanding debt represents our best estimate of the timing of the amounts to be repaid. These estimates are based on contractual obligations, anticipated timing of royalty payments received and changes in LIBOR interest rates.
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

We maintain a Stock Incentive Plan, which provides for share-based payment awards, including stock options, restricted stock and performance awards. We determine the fair value of our stock option awards and performance awards at the date of grant using a Black-Scholes model. We determine the fair value of our restricted stock awards at the date of grant using the closing market value of our common stock on the date of grant.

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

If actual results are not consistent with the assumptions used, the share-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the share-based compensation. A 10% change in our share-based compensation expense for the year ended December 31, 2018 would have affected pre-tax earnings by approximately $3.6 million in 2018.

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

We base our estimates on the best information available at the time. However, additional information may become available to us, which may allow us to make a more accurate estimate in future periods. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. There were no such significant changes during the years ended December 31, 2018, 2017 or 2016.

Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of our consolidated financial statements for a discussion of recent accounting pronouncements and their effect, if any, on us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
As of December 31, 2018, our cash equivalents and marketable securities consisted of investments in money market funds, asset-backed securities, U.S. Treasury securities, corporate debt obligations and commercial paper. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. Based on our current investment portfolio as of December 31, 2018, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework) (the COSO criteria). Based on our assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on the COSO criteria. The independent registered public accounting firm that audited the consolidated financial statements that are included in this Annual Report on Form 10-K has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2018. The report appears below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Halozyme Therapeutics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Halozyme Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Halozyme Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive (loss) income, cash flows, and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2018 , and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated February 21, 2019 expressed an unqualified opinion thereon.
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
February 21, 2019

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors is incorporated by reference to our definitive Proxy Statement (the Proxy Statement) to be filed with the Securities and Exchange Commission in connection with our 2019 Annual Meeting of Stockholders under the heading “Election of Directors.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information under the caption “Compliance with Section 16(a) of the Exchange Act” to be contained in the Proxy Statement. The information required by this item regarding our code of ethics is incorporated by reference to the information under the caption “Code of Conduct and Ethics and Corporate Governance Guidelines” to be contained in the Proxy Statement. The information required by this item regarding our audit committee is incorporated by reference to the information under the caption “Board Meetings and Committees—Audit Committee” to be contained in the Proxy Statement. The information required by this item regarding material changes, if any, to the process by which stockholders may recommend nominees to our board of directors is incorporated by reference to the information under the caption “Board Meetings and Committees—Nominating and Governance Committee” to be contained in the Proxy Statement.
Executive Officers
Helen I. Torley, M.B. Ch. B., M.R.C.P. (56), President, Chief Executive Officer and Director. Dr. Torley joined Halozyme in January 2014 as President and Chief Executive Officer and as a member of Halozyme’s Board of Directors. Throughout her career, Dr. Torley has led several successful product launches, including Kyprolis®, Prolia®, Sensipar®, and Miacalcin®. Prior to joining Halozyme, Dr. Torley served as Executive Vice President and Chief Commercial Officer for Onyx Pharmaceuticals (Onyx) from August 2011 to December 2013 overseeing the collaboration with Bayer on Nexavar® and Stivarga® and the U.S. launch of Kyprolis. She was responsible for the development of Onyx's commercial capabilities in ex-US markets and in particular, in Europe. Prior to Onyx, Dr. Torley spent 10 years in management positions at Amgen Inc., most recently serving as Vice President and General Manager of the US Nephrology Business Unit from 2003 to 2009 and the U.S. Bone Health Business Unit from 2009 to 2011. From 1997 to 2002, she held various senior management positions at Bristol-Myers Squibb, including Regional Vice President of Cardiovascular and Metabolic Sales and Head of Cardiovascular Global Marketing. She began her career at Sandoz/Novartis, where she ultimately served as Vice President of Medical Affairs, developing and conducting post-marketing clinical studies across all therapeutic areas, including oncology. Dr. Torley serves on the board of directors of Quest Diagnostics Incorporated, a diagnostic information services company. Within the past five years, Dr. Torley served on the board of directors of Relypsa, Inc., a biopharmaceutical company. Before joining the industry, Dr. Torley was in medical practice as a senior registrar in rheumatology at the Royal Infirmary in Glasgow, Scotland. Dr. Torley received her Bachelor of Medicine and Bachelor of Surgery degrees (M.B. Ch.B.) from the University of Glasgow and is a Member of the Royal College of Physicians (M.R.C.P).
Laurie D. Stelzer (51), Senior Vice President, Chief Financial Officer. Ms. Stelzer joined Halozyme in June 2015 as Senior Vice President, Chief Financial Officer. Prior to joining Halozyme, Ms. Stelzer served from April 2014 to January 2015 as the Senior Vice President of Finance supporting R&D, Technical Operations and M&A at Shire, Inc., a biopharmaceutical company. Prior to that she was the Division CFO for the Regenerative Medicine Division and the Head of Investor Relations at Shire from March 2012 to April 2014. Prior to Shire, Ms. Stelzer held positions of increasing responsibility for 15 years at Amgen, Inc., a biopharmaceutical company, including Interim Treasurer, Head of Emerging Markets Expansion, Executive Director of Global Commercial Finance and Head of Global Accounting. Early in her career, she held various finance and accounting positions in the real estate and banking industries. Ms. Stelzer serves on the board of directors of Surface Oncology, Inc., an immuno-oncology company. Ms. Stelzer received her MBA from the Anderson School at the University of California, Los Angeles, and a Bachelor of Science in Accounting from Arizona State University.

Harry J. Leonhardt, Esq. (62), Senior Vice President, General Counsel and Corporate Secretary. Mr. Leonhardt joined Halozyme in April 2015 as Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary. Mr. Leonhardt brings more than 30 years of executive management, corporate legal, intellectual property, compliance, business development and mergers and acquisitions experience to Halozyme, with an extensive background in the biotechnology industry. Prior to joining Halozyme, Mr. Leonhardt was an arbitrator before the International Centre for Dispute Resolution and a consultant in the biotechnology industry from January 2013 to April 2015. He served as Senior Vice President, Legal and Compliance, and Corporate Secretary at Amylin Pharmaceuticals, Inc., a biotechnology company, from September 2011 to January 2013 and previously served in other senior management legal positions at Amylin since September 2007. Prior to Amylin, he served as Senior Vice President, General Counsel and Corporate Secretary at Senomyx, Inc. from September 2003 to September 2007. From February 2001 to September 2003, Mr. Leonhardt was Executive Vice President, General Counsel and Corporate Secretary at Genoptix, Inc. and from July 1996 to November 2000, he served as Vice President and then Senior Vice President, General Counsel and Corporate Secretary at Nanogen, Inc. Prior to Nanogen, Mr. Leonhardt held positions of increasing responsibility at Allergan, Inc. including Chief Litigation Counsel and General Counsel for European Operations. Early in his career, he was an attorney at Lyon & Lyon LLP where he represented a number of prominent clients in the biotech, pharmaceutical and consumer products industries. Mr. Leonhardt received a B.S. in Pharmacy from the University of the Sciences and a Juris Doctorate from the University of Southern California School of Law.
Dimitrios Chondros (54), Senior Vice President, Chief Medical Officer. Dr. Chondros joined Halozyme in August 2015 as Vice President of Clinical Development and has served as Chief Medical Officer since May 2017. Dr. Chondros brings to Halozyme broad experience directing complex clinical development and companion diagnostic programs toward global regulatory approvals and preparing for market entry. Prior to joining Halozyme, Dr. Chondros served in positions of increasing responsibility at Genentech Inc., a biotechnology company, from 2009 to 2015. He most recently served as Associate Group Medical Director and prior to that as Senior Medical Director and Medical Director. While at Genentech, Dr. Chondros was responsible for all global development activities in gastrointestinal and hematologic malignancies for Avastin®. From 2005 to 2008, Dr. Chondros was at Cell Genesys, Inc., a biotechnology company, where he most recently served as Medical Director and directed the clinical development of an investigational immunotherapy for prostate cancer. Dr. Chondros previously served as a Medical Advisor for Grunenthal, a pharmaceutical company, where he was responsible for building the company’s clinical department in the United States. Dr. Chondros is a medical doctor and a board certified general surgeon. He studied medicine at the RWTH Aachen University in Aachen, Germany and received his medical degree from the University of Zürich, Switzerland.
Benjamin J. Hickey (44), Senior Vice President, Chief Commercial Officer. Mr. Hickey joined Halozyme in September 2018 as Senior Vice President, Chief Commercial Officer. Mr. Hickey brings to Halozyme a long track record of leading pharmaceutical commercial teams, including launch teams, for innovative oncology treatments. Prior to Halozyme, Mr. Hickey served from August 2016 to September 2018 as the General Manager UK & Ireland at Bristol-Myers Squibb, a global biopharmaceutical company, overseeing an organization of more than 300 people across the virology, immuno-science, oncology and cardiovascular disease businesses. From March 2014 to August 2016, he served as Vice President Commercial, Immuno-Oncology for Bristol-Myers where he led a commercial team focused on the commercialization of Yervoy® and the launch preparedness of Opdivo®. From 2001 to March 2014, Mr. Hickey held positions of increasing responsibility at Bristol Myers including Vice President, Hematology & Erbitux. Mr. Hickey received his Bachelor of Science and his Master of Business Administration degrees from St. Johns University in Queens, New York.

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

Equity Compensation Plan Information
The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2018:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options and Restricted Stock Units (a)	Weighted Average Exercise Price of Outstanding Options(2) (b)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders (1)	13,400,723	$13.81	12,299,463
Equity compensation plans not approved by stockholders	—	—	—
	13,400,723	$13.81	12,299,463
_____________________

(1)	Represents stock options, restricted stock units, and performance restricted stock units under the Amended and Restated 2011 Stock Plan, 2008 Stock Plan and 2006 Stock Plan.

(2)	This amount does not include restricted stock units and performance restricted stock units as there is no exercise price for such units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
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

Page
Schedule II: Valuation and Qualifying Accounts	F-42
All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.
3.   List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)	Exhibits.

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	File No.	Date Filed

3.1	Composite Certification of Incorporation		10-Q	001-32335	8/7/2013

3.2	Bylaws, as amended		8-K	001-32335	12/19/2016

10.1	License Agreement between University of Connecticut and Registrant, dated November 15, 2002		SB-2	333-114776	4/23/2004

10.2	First Amendment to the License Agreement between University of Connecticut and Registrant, dated January 9, 2006		8-K	001-32335	1/12/2006

10.3#	Halozyme Therapeutics, Inc. 2008 Stock Plan		8-K	001-32335	3/19/2008

10.4#	Form of Stock Option Agreement (2008 Stock Plan)		10-Q	001-32335	8/7/2009

10.5#	Form of Restricted Stock Agreement (2008 Stock Plan)		10-Q	001-32335	8/7/2009

10.6#	Halozyme Therapeutics, Inc. 2011 Stock Plan (as amended through May 2, 2018)		8-K	001-32335	4/6/2018

10.7#	Form of Stock Option Agreement (2011 Stock Plan)		8-K	001-32335	5/6/2011

10.8#	Form of Stock Option Agreement for Executive Officers (2011 Stock Plan)		8-K	001-32335	5/6/2011

10.9#	Form of Restricted Stock Units Agreement for Officers (2011 Stock Plan)		10-Q	001-32335	8/10/2015

10.10#	Form of Restricted Stock Award Agreement for Officers (2011 Stock Plan)		10-Q	001-32335	8/10/2015

10.11#	Form of Restricted Stock Units Agreement (2011 Stock Plan)		8-K	001-32335	5/6/2011

10.12#	Form of Restricted Stock Award Agreement (2011 Stock Plan)		8-K	001-32335	5/6/2011

10.13#	Form of Stock Option Agreement (2011 Stock Plan -grants made on or after 11/4/2015)		10-Q	001-32335	11/9/2015

10.14#	Form of Restricted Stock Units Agreement (2011 Stock Plan - grants made on or after 11/4/2015)		10-Q	001-32335	11/9/2015

10.15#	Form of Restricted Stock Award Agreement (2011 Stock Plan - grants made on or after 11/4/2015)		10-Q	001-32335	11/9/2015

10.16#	Form of Restricted Stock Units Agreement (2011 Plan - grants made on or after 2/22/2017)		10-K	001-32335	2/28/2017

10.17#	Form of Indemnity Agreement for Directors and Executive Officers		8-K	001-32335	12/20/2007

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	File No.	Date Filed

10.18#	Severance Policy		8-K	001-32335	12/13/2018

10.19#	Form of Amended and Restated Change In Control Agreement with Officer		10-Q	001-32335	11/9/2015

10.20	Lease (11404 and 11408 Sorrento Valley Road), effective as of June 10, 2011		8-K	001-32335	6/16/2011

10.21	First Amendment to Lease (11404 and 11408 Sorrento Valley Road), dated June 30, 2017		8-K	001-32335	7/5/2017

10.22	Second Amendment to Lease (11404 and 11408 Sorrento Valley Road), dated March 23, 2018		10-Q	001-32335	5/10/2018

10.23	Amended and Restated Lease (11388 Sorrento Valley Road), effective as of June 10, 2011		8-K	001-32335	6/16/2011

10.24	First Amendment to Amended and Restated Lease (11388 Sorrento Valley Road), dated June 30, 2017		8-K	001-32335	7/5/2017

10.25	Second Amendment to Amended and Restated Lease (11388 Sorrento Valley Road), dated March 23, 2018		10-Q	001-32335	5/10/2018

10.26	Lease (11436 Sorrento Valley Road), effective as of April 2013		10-K	001-32335	3/1/2013

10.27	First Modification to Lease (11436 Sorrento Valley Road)		10-Q	001-32335	5/8/2013

10.27	Second Modification to Lease (11436 Sorrento Valley Road), dated June 30, 2017		8-K	001-32335	7/5/2017

10.29*	Credit Agreement, dated December 30, 2015		10-K	001-32335	2/29/2016

10.30#	Halozyme Therapeutics, Inc. Executive Incentive Plan		DEF-14A	001-32335	3/23/2016

10.31	Loan and Security Agreement, dated June 7, 2016		10-Q	001-32335	8/9/2016

10.32	Consent, Release, and First Amendment to Loan and Security Agreement, dated December 21, 2016		10-K	001-32335	2/28/2017

10.33	Consent, Release, and Second Amendment to Loan and Security Agreement, dated November 21, 2017		10-K	001-32335	2/20/2018

21.1	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	File No.	Date Filed

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Presentation Linkbase	X
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

Halozyme Therapeutics, Inc., a Delaware corporation

Date:	February 21, 2019	By:	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P.
President and Chief Executive Officer

POWER OF ATTORNEY
Know all persons by these presents, that each person whose signature appears below constitutes and appoints Helen I. Torley and Laurie D. Stelzer, and each of them, as his/her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him/her and in his/her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his/her substitute or substituted, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.	President and Chief Executive Officer	February 21, 2019
Helen I. Torley, M.B. Ch.B., M.R.C.P.	(Principal Executive Officer), Director

/s/ Laurie D. Stelzer	Senior Vice President and Chief Financial Officer	February 21, 2019
Laurie D. Stelzer	(Principal Financial and Accounting Officer)

/s/ Connie L. Matsui	Chair of the Board of Directors	February 21, 2019
Connie L. Matsui

/s/ Jean-Pierre Bizzari	Director	February 21, 2019
Jean-Pierre Bizzari

/s/ Bernadette Connaughton	Director	February 21, 2019
Bernadette Connaughton

/s/ James M. Daly	Director	February 21, 2019
James M. Daly

/s/ Jeffrey W. Henderson	Director	February 21, 2019
Jeffrey W. Henderson

/s/ Kenneth J. Kelley	Director	February 21, 2019
Kenneth J. Kelley

/s/ Matthew L. Posard	Director	February 21, 2019
Matthew L. Posard

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Halozyme Therapeutics, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Halozyme Therapeutics, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2019 expressed an unqualified opinion thereon.
Adoption of ASU No. 2014-09
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12 effective January 1, 2018.
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

San Diego, California
February 21, 2019

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$57,936	$168,740
Marketable securities, available-for-sale	296,590	300,474
Accounts receivable, net	30,005	22,133
Inventories	22,625	5,146
Prepaid expenses and other assets	20,693	13,879
Total current assets	427,849	510,372
Property and equipment, net	7,465	3,520
Prepaid expenses and other assets	4,434	5,553
Restricted cash	500	500
Total assets	$440,248	$519,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,079	$7,948
Accrued expenses	49,529	39,601
Deferred revenue, current portion	4,247	6,568
Current portion of long-term debt, net	91,506	77,211
Total current liabilities	149,361	131,328
Deferred revenue, net of current portion	5,008	54,297
Long-term debt, net	34,874	125,140
Other long-term liabilities	2,118	814
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 200,000 shares authorized; 144,725 and 142,789 shares issued and outstanding at December 31, 2018 and 2017, respectively	145	143
Additional paid-in capital	780,457	731,044
Accumulated other comprehensive loss	(277)	(450)
Accumulated deficit	(531,438)	(522,371)
Total stockholders’ equity	248,887	208,366
Total liabilities and stockholders’ equity	$440,248	$519,945
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Royalties	$78,981	$63,507	$50,984
Product sales, net	28,234	50,396	53,392
Revenues under collaborative agreements	44,647	202,710	42,315
Total revenues	151,862	316,613	146,691
Operating expenses:
Cost of product sales	10,136	31,152	33,206
Research and development	150,252	150,643	150,842
Selling, general and administrative	60,804	53,816	45,853
Total operating expenses	221,192	235,611	229,901
Operating (loss) income	(69,330)	81,002	(83,210)
Other income (expense):
Investment and other income, net	7,578	2,592	1,326
Interest expense	(18,041)	(21,984)	(19,977)
(Loss) income before income taxes	(79,793)	61,610	(101,861)
Income tax expense (benefit)	537	(1,361)	1,162
Net (loss) income	$(80,330)	$62,971	$(103,023)

Net (loss) income per share:
Basic	$(0.56)	$0.46	$(0.81)
Diluted	$(0.56)	$0.45	$(0.81)

Shares used in computing net (loss) income per share:
Basic	143,599	136,419	127,964
Diluted	143,599	139,068	127,964
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net (loss) income	$(80,330)	$62,971	$(103,023)
Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities	182	(430)	93
Foreign currency translation adjustment	(8)	(14)	—
Unrealized loss on foreign currency	(1)	—	—
Total comprehensive (loss) income	$(80,157)	$62,527	$(102,930)
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities:
Net (loss) income	$(80,330)	$62,971	$(103,023)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Share-based compensation	35,696	30,670	25,585
Depreciation and amortization	2,388	2,161	2,410
Non-cash interest expense	1,545	1,761	2,896
Payment-in-kind interest expense on long-term debt	—	—	552
(Accretion of discounts) amortization of premiums on marketable securities, net	(3,090)	(303)	13,184
Loss on disposal of equipment	5	46	8
Deferral of unearned revenue	3,000	22,759	701
Recognition of deferred revenue	(2,832)	(6,512)	(9,304)
Deferral of rent expense	—	13	—
Recognition of deferred rent	(7)	(185)	(370)
Other	(9)	(16)	—
Changes in operating assets and liabilities:
Accounts receivable, net	11,613	(6,453)	16,730
Inventories	(17,480)	9,477	(5,134)
Prepaid expenses and other assets	(5,695)	2,035	5,626
Accounts payable and accrued expenses	5,696	15,629	(244)
Net cash (used in) provided by operating activities	(49,500)	134,053	(50,383)
Investing activities:
Purchases of marketable securities	(311,112)	(398,187)	(155,412)
Proceeds from maturities of marketable securities	318,268	235,805	81,783
Purchases of property and equipment	(4,663)	(1,350)	(3,137)
Net cash provided by (used in) investing activities	2,493	(163,732)	(76,766)
Financing activities:
Proceeds from issuance of common stock, net	—	134,874	—
Proceeds from issuance of long-term debt, net	—	—	203,006
Repayment of long-term debt	(77,516)	(15,995)	(54,250)
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	13,719	12,776	1,865
Net cash (used in) provided by financing activities	(63,797)	131,655	$150,621
Net (decrease) increase in cash, cash equivalents and restricted cash	(110,804)	101,976	23,472
Cash, cash equivalents and restricted cash at beginning of period	169,240	67,264	43,792
Cash, cash equivalents and restricted cash at end of period	$58,436	$169,240	$67,264

	Year Ended December 31,
	2018	2017	2016
Supplemental disclosure of cash flow information:
Interest paid	$16,891	$20,295	$3,886
Income taxes paid	$220	$3,015	$1,441
Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for purchases of property and equipment	$542	$189	$75
Leasehold improvements paid by lessor	$1,322	$13	$—
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE AT JANUARY 1, 2016	128,152	$128	$525,628	$(99)	$(482,658)	$42,999
Adjustment to beginning retained earnings	—	—	(339)	—	339	—
Share-based compensation expense	—	—	25,585	—	—	25,585
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	570	1	1,947	—	—	1,948
Issuance of restricted stock awards, net	780	1	(84)	—	—	(83)
Other comprehensive income	—	—	—	93	—	93
Net loss	—	—	—	—	(103,023)	(103,023)
BALANCE AT DECEMBER 31, 2016	129,502	130	552,737	(6)	(585,342)	(32,481)
Share-based compensation expense	—	—	30,670	—	—	30,670
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units and performance restricted stock units, net	1,796	2	12,774	—	—	12,776
Cancellation of restricted stock awards, net	(9)	—	—	—	—	—
Other comprehensive loss	—	—	—	(444)	—	(444)
Net income	—	—	—	—	62,971	62,971
BALANCE AT DECEMBER 31, 2017	142,789	143	731,044	(450)	(522,371)	208,366
Adjustment to beginning retained earnings	—	—	—	—	71,263	71,263
Share-based compensation expense	—	—	35,696	—	—	35,696
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units and performance restricted stock units, net	1,932	2	13,717	—	—	13,719
Issuance of restricted stock awards, net	4	—	—	—	—	—
Other comprehensive income	—	—	—	173		173
Net loss	—	—	—	—	(80,330)	(80,330)
BALANCE AT DECEMBER 31, 2018	144,725	$145	$780,457	$(277)	$(531,438)	$248,887
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
We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Baxalta US Inc. and Baxalta GmbH (now members of the Takeda group of companies, following the acquisition of Shire plc by Takeda Pharmaceutical Company Limited in January 2019) (“Baxalta”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol-Myers Squibb Company (“BMS”), Alexion Pharma Holding (“Alexion”) ARGENX BVBA (“argenx”).We receive royalties from two of these collaborations, including royalties from sales of one product from the Baxalta collaboration and two products from the Roche collaboration. Future potential revenues from the sales and/or royalties of our approved products, product candidates, and ENHANZE collaborations will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
Our proprietary development pipeline consists primarily of pre-clinical and clinical stage product candidates in oncology. Our lead oncology program is Pegvorhyaluronidase alfa (PVHA), also referred to as PEGylated recombinant human hyaluronidase (“PEGPH20”), a molecular entity we are developing in combination with currently approved cancer therapies as a candidate for the systemic treatment of tumors that accumulate HA. We have demonstrated that when HA accumulates in a tumor, it can cause increased pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. PEGPH20 has been demonstrated in animal models to work by temporarily degrading HA surrounding cancer cells resulting in reduced pressure and increased blood flow to the tumor thereby enabling increased amounts of anticancer treatments administered concomitantly gaining access to the tumor. Through our efforts and efforts of our partners and collaborators, we are currently in Phase 3 clinical testing for PEGPH20 with ABRAXANE® (nab-paclitaxel) and gemcitabine in stage IV pancreatic ductal adenocarcinoma (“PDA”) (HALO 109-301), in Phase 1b clinical testing for PEGPH20 with KEYTRUDA® (pembrolizumab) in non-small cell lung cancer (HALO 107-101), in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq® (atezolizumab) in patients with previously treated metastatic PDA, in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq in patients with gastric

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

cancer and in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq in patients with cholangiocarcinoma and gall bladder cancer (HALO 110-101/MATRIX).
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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within ninety days or less from the date of purchase. As of December 31, 2018, our cash equivalents consisted of money market funds and commercial paper.
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
Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At December 31, 2018 and 2017, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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
We are also subject to credit risk from our accounts receivable related to our product sales and revenues under our license and collaborative agreements. We have license and collaborative agreements with pharmaceutical companies under which we receive payments for license fees, milestone payments for specific achievements designated in the collaborative agreements, reimbursements of research and development services and supply of bulk formulation of rHuPH20. In addition, we sell Hylenex® recombinant in the United States to a limited number of established wholesale distributors in the pharmaceutical industry. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is not required. Management monitors our exposure to accounts receivable by periodically evaluating the collectibility of the accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, we recorded no allowance for doubtful accounts at December 31, 2018 and 2017. Approximately 81% of the accounts receivable balance at December 31, 2018 represents amounts due from Roche and Baxalta. Approximately 86% of the accounts receivable balance at December 31, 2017 represents amounts due from Roche and Baxalta.
The following table indicates the percentage of total revenues in excess of 10% with any single customer:

	Year Ended December 31,
	2018	2017	2016
Roche	72%	38%	63%
Baxalta	7%	7%	12%
BMS	4%	32%	—
Alexion	3%	13%	—

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

We attribute revenues under collaborative agreements, including royalties, to the individual countries where the collaborator is headquartered. We attribute revenues from product sales to the individual countries to which the product is shipped. Worldwide revenues from external customers are summarized by geographic location in the following table (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$40,475	$196,274	$52,292
Switzerland	109,890	119,136	93,067
All other foreign	1,497	1,203	1,332
Total revenues	$151,862	$316,613	$146,691
As of December 31, 2018, we had no research equipment in Germany and less than $0.1 million as of December 31, 2017.
We rely on two third-party manufacturers for the supply of bulk rHuPH20 for use in the manufacture of Hylenex recombinant and our other collaboration products and product candidates. Payments due to these suppliers represented 2% and 4% of the accounts payable balance at December 31, 2018 and 2017, respectively. We also rely on a third-party manufacturer for the fill and finish of Hylenex recombinant product under a contract. Payments due to this supplier represented 0% and 1% of the accounts payable balance at December 31, 2018 and 2017, respectively.
Accounts Receivable, Net
Accounts receivable is recorded at the invoiced amount and is non-interest bearing. Accounts receivable is recorded net of allowances for doubtful accounts, cash discounts for prompt payment, distribution fees and chargebacks. We recorded no allowance for doubtful accounts at December 31, 2018 and 2017 as the collectibility of accounts receivable was reasonably assured.
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
As of December 31, 2018 and 2017, inventories consisted of $2.2 million and $2.9 million, respectively, of Hylenex recombinant inventory, net, and $20.4 million and $2.2 million, respectively, of bulk rHuPH20.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Property and Equipment, Net
Property and equipment are recorded at cost, less accumulated depreciation and amortization. Equipment is depreciated using the straight-line method over its estimated useful life ranging from three to ten years and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter.
Impairment of Long-Lived Assets
We account for long-lived assets in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. For the years ended December 31, 2018 and 2017, there was no impairment of the value of long-lived assets.
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
Revenue Recognition
We generate revenues from payments received under collaborative agreements and product sales. As of January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers (ASC 606) which affects how we recognize revenues in these arrangements. We applied the provisions of ASC 606 using the modified retrospective approach, with the cumulative effect of the adoption recognized as of January 1, 2018, to all contracts that had not been completed as of that date. Under ASC 606, we recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers we perform the following five steps: (i) identify the promised goods or services in the contract; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligations. Amounts reported in prior periods have not been adjusted to reflect the adoption of ASC 606. Accordingly, the reported revenue amounts for the year ended December 31, 2018 and the years ended December 31, 2017 and 2016 are based on different accounting policies.
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
Prior to the adoption of ASC 606 on January 1, 2018, we recognized upfront amounts received under two of our collaborative agreements straight-line over the contract term in accordance with the accounting standards that were in effect in 2006-2007, when these collaborative agreements were entered into. In addition, we recognized royalty revenue in the period when we received final royalty reports from the collaboration partners, in the quarter following the quarter in which the corresponding sales occurred. There were no other adoption differences in revenue recognized due to the transition from the previously existing authoritative accounting literature to ASC 606.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
Selling prices initially billed to wholesalers are subject to discounts for prompt payment and subsequent chargebacks when wholesalers sell Hylenex recombinant at negotiated discounted prices to members of certain group purchasing organizations (“GPOs”) and government programs. We also pay quarterly distribution fees to certain wholesalers for inventory reporting and chargeback processing, and to GPOs as administrative fees for services and for access to GPO members. We concluded the benefits received in exchange for these fees are not distinct from our sales of Hylenex recombinant, and accordingly we apply these amounts to reduce revenues. Wholesalers also have rights to return unsold product nearing or past the expiration date. Because of the shelf life of Hylenex recombinant and our lengthy return period, there may be a significant period of time between when the product is shipped and when we issue credits on returned product.
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
Upon recognition of revenue from product sales of Hylenex recombinant, the estimated amounts of credit for product returns, chargebacks, distribution fees, prompt payment discounts, and GPO fees are included in sales reserves, accrued liabilities and net of accounts receivable. We monitor actual product returns, chargebacks, discounts and fees subsequent to the sale. If these amounts differ from our estimates, we make adjustments to these allowances, which are applied to increase or reduce product sales revenue and earnings in the period of adjustment.
In connection with the orders placed by wholesalers, we incur costs such as commissions to our sales representatives. However, as revenue from product sales is recognized upon delivery to the wholesaler, which occurs shortly after we receive a purchase order, we do not capitalize these commissions and other costs, based on application of a practical expedient allowed in ASC 606.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
We recognize revenue from the sale of bulk rHuPH20 as product sales and related cost of sales upon transfer of title to our partners. At that time, the partners take control of the product, bear the risk of loss of ownership, and have an enforceable obligation to pay us.
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
We recognize revenue from the sale of ENHANZE drug product as product sales and related cost of sales upon transfer of title to our partners. At that time, the partners take control of the product, bear the risk of loss of ownership, and have an enforceable obligation to pay us.
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Cost of Product Sales
Cost of product sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of Hylenex recombinant and bulk rHuPH20 and ENHANZE drug product that has alternative future use. Cost of product sales also consists of the write-down of excess, dated and obsolete inventories and the write-off of inventories that do not meet certain product specifications, if any. Prior to bulk rHuPH20 and ENHANZE drug product having alternative future use, all costs related to the manufacturing of those products were charged to research and development expenses in the periods such costs were incurred. During the year ended December 31, 2018, sales of bulk rHuPH20 and ENHANZE drug product included $2.6 million of cost of sales that were previously expensed as research and development. Of the bulk rHuPH20 and ENHANZE drug product that has alternative future use on hand as of December 31, 2018, approximately $1.9 million in manufacturing costs were previously recorded as research and development expenses. We expect to sell this inventory by the end of 2020.
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
Income Taxes
We provide for income taxes using the liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities at each year end and their respective tax bases and are measured using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Significant judgment is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and the valuation allowance to record against our net deferred tax assets, which are based on complex and evolving tax regulations throughout the world. Deferred tax assets and other tax benefits are recorded when it is more likely than not that the position will be sustained upon audit. While we have begun to utilize certain of our net operating losses, we have not yet established a track record of profitability. Accordingly, valuation allowances have been recorded to reduce our net deferred tax assets to zero, with the exception of the alternative minimum tax ("AMT") credit carryover of $3.0 million. Under the Tax Cuts and Jobs Act (the “Act”) enacted in December 2017, the AMT credit carryover will either be utilized, or if unutilized fully refunded in 2022. For all other deferred tax assets the valuation allowance will reduce the net value to zero until such time as we can demonstrate an ability to realize them.
The Act reduces the U.S. federal corporate tax rate from 35% to 21%. As a result, the Company evaluated and adjusted its deferred tax assets to reflect the new corporate tax rates as of December 31, 2017. As of December 31, 2018, upon completing its analysis of the Act, the Company believes that its disclosures in its financial statements as of December 31, 2017 are still accurate.
Net (Loss) Income Per Share
Basic net (loss) income per common share is computed by dividing net (loss) income for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Outstanding stock options, unvested RSAs, unvested RSUs and unvested PRSUs are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. For the years ended December 31, 2018, 2017 and 2016, approximately 13.8 million, 7.1 million, and 13.8 million shares, respectively, of outstanding stock options, unvested RSAs, unvested RSUs and unvested PRSUs were excluded from the calculation of diluted net (loss) income per common share because their effect was anti-dilutive. A reconciliation of the numerators and the denominators of the basic and diluted net (loss) income per common share computations is as follows (in thousands, except per share amounts):

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net (loss) income	$(80,330)	$62,971	$(103,023)
Denominator:
Weighted average common shares outstanding for basic net (loss) income per share	143,599	136,419	127,964
Net effect of dilutive common stock equivalents	—	2,649	—
Weighted average common shares outstanding for diluted net (loss) income per share	143,599	139,068	127,964
Net (loss) income per share:
Basic	$(0.56)	$0.46	$(0.81)
Diluted	$(0.56)	$0.45	$(0.81)
Segment Information
We operate our business in one segment, which includes all activities related to the research, development and commercialization of our proprietary enzymes. This segment also includes revenues and expenses related to (i) research and development and bulk rHuPH20 manufacturing activities conducted under our collaborative agreements with third parties and (ii) product sales of Hylenex recombinant. The chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment. Our long-lived assets located in foreign countries had no and minimal book value as of December 31, 2018 and 2017, respectively.

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
		January 1, 2018.	We currently do not hold equity securities. The adoption did not have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes; Intra-Entity Transfers of Assets Other Than Inventory
The new guidance removes the current requirement to defer the income tax effects of intercompany transfers of assets other than inventory (e.g., intangible assets) until the asset has been sold to an outside party. As a result, the income tax consequences of an intercompany transfer of assets other than inventory will be recognized in the current period income statement rather than being deferred until the assets leave the consolidated entity.

		January 1, 2018	We adopted the new guidance on January 1, 2018. The adoption did not have a material impact on our consolidated financial statements.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
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
We plan to implement the guidance on January 1, 2019 using a modified retrospective transition basis for leases existing as of the period of adoption. In order to adopt the new standard, we will be using available practical expedients and newly implemented processes and internal controls for lease accounting. The practical expedients allow us to carry forward our historical assessment of whether existing agreements are or contain a lease and the classification of our existing lease arrangements. We expect all of our real-estate and automobile operating lease commitments will be recognized as lease liabilities with corresponding right-of-use assets upon adoption, resulting in an increase in the assets and liabilities of the consolidated balance sheet of approximately $7.2 million using an assumed incremental borrowing rate of 10.0%. We anticipate that the adoption will not have an impact in our consolidated statements of operations and will not require recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820).	The new guidance removes, modifies and adds to certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement.	January 1, 2020	We plan to adopt the new guidance on January 1, 2020. We do not anticipate the adoption will have a material impact on our consolidated financial position or results of operations.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments
The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction in carrying value of the asset. Entities will no longer be permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized.
		January 1, 2020	We plan to adopt the new guidance on January 1, 2020. We do not anticipate the adoption will have a material impact on our consolidated financial position or results of operations.

3. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$39,787	$—	$(40)	$39,747
Corporate debt securities	57,860	$—	(127)	57,733
U.S. Treasury securities	84,924	—	(87)	84,837
Commercial paper	114,273	—	—	114,273
	$296,844	$—	$(254)	$296,590

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$117,427	$—	$(235)	$117,192
U.S. Treasury securities	66,601	—	(201)	66,400
Commercial paper	116,882	—	—	116,882
	$300,910	$—	$(436)	$300,474
As of December 31, 2018, 22 available-for-sale marketable securities with a fair market value of $167.3 million were in a gross unrealized loss position of $0.3 million, all of which had been in such position for less than 12 months. Based on our review of these marketable securities, we believe we had no other-than-temporary impairments on these securities as of December 31, 2018, because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	December 31, 2018	December 31, 2017
	Estimated Fair Value
Due within one year	$296,590	$213,426
After one but within five years	—	87,048
	$296,590	$300,474
The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	December 31, 2018			December 31, 2017
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$57,987	$—	$57,987	$142,091	$—	$142,091
Commercial paper	—	—	—	—	15,700	15,700
Available-for-sale marketable securities:
Asset-backed securities	—	39,747	39,747	—	—	—
Corporate debt securities	—	57,733	57,733	—	117,192	117,192
U.S. Treasury securities	84,837	—	84,837	66,400	—	66,400
Commercial paper	—	114,273	114,273	—	116,882	116,882
	$142,824	$211,753	$354,577	$208,491	$249,774	$458,265
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2018. We had no instruments that were classified within Level 3 as of December 31, 2018 and 2017.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

4. Revenue
Our disaggregated revenues were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Royalties	$78,981	$63,507	$50,984

Product sales, net
Sales of bulk rHuPH20	$12,729	$35,246	$37,235
Sales of ENHANZE drug product	460	—	—
Sales of Hylenex	15,045	15,150	16,157
Total product sales, net	28,234	50,396	53,392

Revenues under collaborative agreements:
Upfront license fees	26,336	172,806	1,406
Event-based development milestones and other fees	16,000	16,317	18,067
Sales-based milestones	—	1,417	1,370
Research and development services	2,311	12,170	21,472
Total revenues under collaborative agreements	44,647	202,710	42,315

Total revenue	$151,862	$316,613	$146,691
During the year ended December 31, 2018 we recognized revenue related to licenses granted to collaboration partners in prior periods in the amount of $95.0 million. This amount represents royalties earned in the current period, development milestones of $6.0 million from Roche, $5.0 million from Alexion, and $5.0 million from BMS. We also recognized revenue of $2.8 million during the year ended December 31, 2018 that had been included in deferred revenues at December 31, 2017. We did not recognize any adjustments to reduce sales reserves and allowances liability related to Hylenex recombinant sales in prior periods.
Revenue recognized during the years ended December 31, 2017 and 2016 was determined in accordance with the accounting rules applicable prior to the adoption of ASC 606 on January 1, 2018.
Upon the adoption of ASC 606, we recognized an adjustment to increase our accounts receivable by $19.4 million, decrease deferred revenues by $51.8 million, and decrease accumulated deficit by $71.2 million. The impact of applying the provisions of ASC 606 in the year ended December 31, 2018 was to decrease revenues by $4.7 million. Under the previously existing authoritative accounting literature, at December 31, 2018 our accounts receivable, net would have been $19.3 million lower, and our deferred revenue $47.4 million higher, than the amounts reported in our consolidated balance sheet. ASC 606 did not have an aggregate impact on our net cash used in operating activities, but resulted in offsetting changes in net loss and certain assets and liabilities within net cash used in operating activities in the consolidated statement of cash flows.
Accounts receivable, net and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Accounts receivable, net	$30,005	$22,133
Deferred revenues	9,255	60,865

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2018, the amounts included in the transaction price of our contracts with customers, including collaboration partners, and allocated to goods and services not yet provided were $9.3 million. This amount has been collected and is reported as deferred revenues. Of the total deferred revenues, $3.0 million represents pre-payment of bulk rHuPH20 that we estimate will be delivered in 2019. Of the remaining deferred revenues, for which the timing of when these goods and services will be provided is controlled by our customers, $4.0 million can be used by the customers at any time through 2022 and the remaining $2.3 million at any time through November 2019.
There were no contract assets related to collaborative agreements at December 31, 2018. While we may become entitled to receive additional event-based development and regulatory milestones and other fees under our collaborative agreements, which relate to intellectual property licenses granted to collaboration partners in prior periods, no amounts were probable. The following table presents amounts under our collaborative agreements included in the transaction price (i.e. cumulative amounts triggered or probable) as of December 31, 2018 (in thousands):

	Upfront (1)	Development (2)	Sales (3)	Royalty	Total
Collaboration partner and agreement date:
Roche (December 2006, September 2017 and October 2018)	$95,000	$30,000	$22,000	$228,780	$375,780
Baxalta (September 2007)	10,000	3,000	9,000	24,608	46,608
Pfizer (December 2012)	14,500	2,000	—	—	16,500
Janssen (December 2014)	15,250	15,000	—	—	30,250
AbbVie (June 2015)	23,000	6,000	—	—	29,000
Lilly (December 2015)	33,000	—	—	—	33,000
BMS (September 2017)	105,000	5,000	—	—	110,000
Alexion (December 2017)	40,000	5,000	—	—	45,000

(1)	Upfront and additional target selection fees

(2)	Event-based development and regulatory milestone amounts and other fees

(3)	Sales-based milestone amounts
Through December 31, 2018, our collaboration partners have completed development, obtained marketing authorization approvals for certain indications and commenced commercialization of the following products:

•
Roche, for Herceptin SC in the European Union (“EU”) in August 2013; and MabThera SC in the EU in March 2014 and its equivalent RITUXAN HYCELA™ in the US in June 2017; and Herceptin SC in Canada in September 2018;

•	Baxalta, for HYQVIA in the EU and in the US in May 2013.
The remaining targets and products are currently in the process of development by the collaboration partners.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

5. Certain Balance Sheet Items
Accounts receivable, net consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Accounts receivable from product sales to collaborators	$3,717	$18,475
Accounts receivable from revenues under collaborative agreements	5,499	2,142
Accounts receivable from royalty payments	19,199	—
Accounts receivable from other product sales	2,182	2,075
Subtotal	30,597	22,692
Allowance for distribution fees and discounts	(592)	(559)
Total accounts receivable, net	$30,005	$22,133
Inventories consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Raw materials	$735	$377
Work-in-process	11,430	2,131
Finished goods	10,460	2,638
Total inventories	$22,625	$5,146
Prepaid expenses and other assets consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Prepaid manufacturing expenses	$8,230	$2,337
Prepaid research and development expenses	7,922	7,793
Other prepaid expenses	2,513	2,585
Other assets	6,462	6,717
Total prepaid expenses and other assets	25,127	19,432
Less long-term portion	4,434	5,553
Total prepaid expenses and other assets, current	$20,693	$13,879
Prepaid manufacturing expenses include raw materials, slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory as materials are used or the CMO services are complete.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Property and equipment, net consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Research equipment	$9,945	$9,268
Manufacturing equipment	3,979	1,702
Computer and office equipment	5,211	3,725
Leasehold improvements	4,569	2,715
Subtotal	23,704	17,410
Accumulated depreciation and amortization	(16,239)	(13,890)
Property and equipment, net	$7,465	$3,520
Depreciation and amortization expense was approximately $2.4 million , $2.2 million, and $2.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Accrued expenses consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Accrued outsourced research and development expenses	$21,921	$18,757
Accrued compensation and payroll taxes	16,604	13,384
Accrued outsourced manufacturing expenses	3,975	2,504
Other accrued expenses	7,623	5,396
Total accrued expenses	50,123	40,041
Less long-term portion	594	440
Total accrued expenses, current	$49,529	$39,601
Deferred revenue consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Collaborative agreements
License fees and event-based payments:
Roche	$—	$39,379
Other	2,264	15,999
	2,264	55,378
Product sales	6,991	5,487
Total deferred revenue	9,255	60,865
Less current portion	4,247	6,568
Deferred revenue, net of current portion	$5,008	$54,297

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

6. Long-Term Debt, Net
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty LLC (“Halozyme Royalty”), we received a $150 million loan (the “Royalty-backed Loan”) pursuant to a credit agreement (the “Credit Agreement”) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the “Royalty-backed Lenders”). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (“Collaboration Agreements”). The royalty payments from the Collaboration Agreements will be used to repay the principal and interest on the loan (the “Royalty Payments”).  The Royalty-backed Loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. The interest rate as of December 31, 2018 and 2017 was 10.25%.
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
As of December 31, 2018, we were in compliance with all covenants under the Royalty-backed Loan and there was no material adverse change in our business, operations or financial condition.
We began making principal and interest payments against the Royalty-backed Loan in the first quarter of 2017 and we recorded accrued interest, which is included in accrued expenses, of $0.4 million and $0.7 million as of December 31, 2018 and 2017, respectively.
In connection with the Royalty-backed Loan, we paid the Royalty-backed Lenders a fee of $1.5 million and incurred additional debt issuance costs totaling $0.4 million, which includes expenses that we paid on behalf of the Royalty-backed Lenders and expenses incurred directly by us. Debt issuance costs and the lender fee have been netted against the debt as of December 31, 2018, and are being amortized over the estimated term of the debt using the effective interest method. For the years ended December 31, 2018, 2017 and 2016, the Company recognized interest expense, including amortization of the debt discount, related to the Royalty-backed Loan of $13.1 million, $16.4 million and $14.5 million, respectively. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short- and long-term classification of these costs, as well as the period over which these costs will be amortized. The outstanding balance of the Royalty-backed Loan as of December 31, 2018 was $85.0 million, net of unamortized debt discount of $0.3 million.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Oxford and SVB Loan and Security Agreement
In June 2016, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (collectively, the “Lenders”), providing a senior secured loan facility of up to an aggregate principal amount of $70.0 million, comprising a $55.0 million draw in June 2016 and an additional $15.0 million tranche, which we had the option to draw during the second quarter of 2017 and did not exercise. The initial proceeds were partially used to pay the outstanding principal and final payment of $4.25 million owed on a previous loan agreement with the Lenders. The remaining proceeds are being used for working capital and general business requirements. The senior secured loan facility carries a fixed interest rate of 8.25%. The repayment schedule provides for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of January 1, 2021. The Loan Agreement provides for a final payment equal to 5.50% of the initial $55.0 million principal amount. The final payment is due when the Loan Agreement becomes due or upon the prepayment of the facility. We have the option to prepay the outstanding balance of the Loan Agreement in full.
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
 As of December 31, 2018, we were in compliance with all covenants under the Loan Agreement and there was no material adverse change in our business, operations or financial condition.
Interest expense, including amortization of the debt discount, related to the Loan Agreement totaled $4.9 million, $5.5 million and $20.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Accrued interest, which is included in accrued expenses, was $0.3 million and $0.4 million as of December 31, 2018 and 2017, respectively. The outstanding term loan balance was $41.4 million as of December 31, 2018, inclusive of $2.2 million of accretion of the final payment and net of unamortized debt discount related to offering costs of $0.2 million.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Future maturities and interest payments of long-term debt as of December 31, 2018, are as follows (in thousands):

2019	$100,170
2020	32,908
2021	4,755
2022	—
2023	—
Total minimum payments	137,833
Less amount representing interest	(10,191)
Gross balance of long-term debt	127,642
Less unamortized debt discount	(1,262)
Present value of long-term debt	126,380
Less current portion of long-term debt	(91,506)
Long-term debt, less current portion and unamortized debt discount	$34,874
7. Share-based Compensation
We currently grant stock options, restricted stock awards and restricted stock units under the Amended and Restated 2011 Stock Plan (“2011 Stock Plan”), which was approved by the stockholders on May 6, 2016 and provides for the grant of up to 44.2 million shares of common stock to selected employees, consultants and non-employee members of our Board of Directors as stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards. The 2011 Stock Plan was approved by the stockholders. Awards are subject to terms and conditions established by the Compensation Committee of our Board of Directors. During the year ended December 31, 2018, we granted share-based awards under the 2011 Stock Plan. At December 31, 2018, 13,400,723 shares were subject to outstanding awards and 12,299,463 shares were available for future grants of share-based awards.
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Research and development	$17,220	$13,080	$11,470
Selling, general and administrative	18,476	17,590	14,115
Share-based compensation expense	$35,696	$30,670	$25,585
Share-based compensation expense by type of share-based award (in thousands):

	Year Ended December 31,
	2018	2017	2016
Stock options	$18,742	$19,583	$16,544
RSAs, RSUs and PRSUs	16,954	11,087	9,041
	$35,696	$30,670	$25,585

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	December 31, 2018
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$36,326	2.4
RSAs	$1,857	0.8
RSUs	$23,604	2.0
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
A summary of our stock option award activity as of and for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	7,993,192	$13.03
Granted	4,466,306	$9.03
Exercised	(413,248)	$6.88
Canceled/forfeited	(955,054)	$12.42
Outstanding at December 31, 2016	11,091,196	$11.70
Granted	2,717,614	$12.60
Exercised	(1,514,826)	$9.24
Canceled/forfeited	(1,185,518)	$11.89
Outstanding at December 31, 2017	11,108,466	$12.24
Granted	2,687,285	$18.36
Exercised	(1,489,138)	$10.96
Canceled/forfeited	(1,294,232)	$13.01
Outstanding at December 31, 2018	11,012,381	$13.81	7.1	$25.9	million
Vested and expected to vest at December 31, 2018	11,012,381	$13.81	7.1	$25.9	million
Exercisable at December 31, 2018	6,351,212	$12.71	6.1	$18.6	million
The weighted average grant date fair values of options granted during the years ended December 31, 2018, 2017 and 2016 were $10.33 per share, $7.86 per share and $5.36 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was approximately $11.5 million, $10.0 million and $1.4 million, respectively. Cash received from stock option exercises for the years ended December 31, 2018, 2017 and 2016 was approximately $16.3 million, $14.0 million and $2.8 million, respectively.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

	Year Ended December 31,
	2018	2017	2016
Expected volatility	57.2-70.1%	69.8-71.7%	67.5-71.9%
Average expected term (in years)	5.4-5.5	5.6	5.4
Risk-free interest rate	2.25-2.96%	1.73-2.13%	1.00-1.90%
Expected dividend yield	—	—	—
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
The following table summarizes our RSA activity during the years ended December 31, 2018, 2017 and 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2016	811,480	$13.13
Granted	968,652	$8.41
Vested	(296,831)	$12.76
Forfeited	(180,198)	$10.33
Unvested at December 31, 2016	1,303,103	$10.09
Granted	98,945	$14.15
Vested	(514,613)	$10.23
Forfeited	(108,485)	$9.62
Unvested at December 31, 2017	778,950	$10.59
Granted	67,959	$19.13
Vested	(385,678)	$11.73
Forfeited	(63,842)	$10.07
Unvested at December 31, 2018	397,389	$11.03
The estimated fair value of the RSAs was based on the closing market value of our common stock on the date of grant. The total grant date fair value of RSAs vested during the years ended December 31, 2018, 2017 and 2016 was approximately $4.5 million, $5.3 million and $3.8 million, respectively. The fair value of RSAs vested during the years ended December 31, 2018, 2017 and 2016, was approximately $7.2 million, $6.6 million and $2.5 million, respectively.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Restricted Stock Units. A RSU is a promise by us to issue a share of our common stock upon vesting of the unit. The RSUs will generally vest at the rate of one-fourth of the shares on each anniversary of the date of grant.
The following table summarizes our RSU activity during the years ended December 31, 2018, 2017 and 2016:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Unvested at January 1, 2016	666,214	$13.49
Granted	796,582	$8.17
Vested	(218,279)	$12.74
Forfeited	(77,948)	$10.99
Outstanding at December 31, 2016	1,166,569	$10.16
Granted	1,378,273	$12.13
Vested	(378,406)	$10.48
Forfeited	(251,261)	$11.11
Outstanding at December 31, 2017	1,915,175	$11.39
Granted	1,476,382	$18.41
Vested	(582,449)	$11.58
Forfeited	(420,766)	$14.56
Outstanding at December 31, 2018	2,388,342	$15.12	1.1	$34.9	million
The estimated fair value of the RSUs was based on the closing market value of our common stock on the date of grant. The total grant date fair value of RSUs vested during the years ended December 31, 2018, 2017 and 2016 was approximately $6.7 million, $4.0 million and $2.8 million, respectively. The fair value of RSUs vested during the years ended December 31, 2018, 2017 and 2016 was approximately $11.0 million, $4.7 million and $2.1 million, respectively.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Performance Restricted Stock Units. A PRSU is a promise by us to issue a share of our common stock upon achievement of a specific performance condition.
The following table summarizes our PRSU activity during the years ended December 31, 2018, 2017 and 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	309,707	$9.48
Granted	—	—
Vested	(30,037)	$9.49
Forfeited	(79,415)	$9.44
Outstanding at December 31, 2016	200,255	$9.49
Granted	—	—
Vested	—	—
Forfeited	(200,255)	$9.49
Outstanding at December 31, 2017	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2018	—	—
The estimated fair value of the PRSUs was based on the closing market value of our common stock on the date of grant. The total grant date fair value and intrinsic value of PRSUs vested during the years ended December 31, 2018, 2017 and 2016 was approximately zero, zero and $0.3 million, respectively.
8. Stockholders’ Equity (Deficit)
In May 2017, we completed an underwritten public offering pursuant to which we sold 11.5 million shares of common stock, including 1.5 million shares sold pursuant to the full exercise of an option to purchase additional shares granted to the underwriters. All of the shares were offered at a public offering price of $12.50 per share, generating $134.9 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses. We will continue to use the net proceeds from this offering to fund continued development of our PEGPH20 oncology program and for other general corporate purposes.
During the years ended December 31, 2018, 2017 and 2016, we issued an aggregate of 1,489,138, 1,514,826 and 413,248 shares of common stock, respectively, in connection with the exercises of stock options, for net proceeds of approximately $16.3 million, $14.0 million and $2.8 million, respectively. For the years ended December 31, 2018, 2017 and 2016, we issued 442,599, 281,398 and 134,944 shares of common stock, respectively, upon vesting of certain RSUs for which the RSU holders surrendered 139,850, 97,008 and 83,335 RSUs, respectively, to pay for minimum withholding taxes totaling approximately $4.2 million, $1.9 million and $0.8 million, respectively. In addition, we issued 4,117 shares of common stock, net of cancellations, canceled 9,540 shares of common stock, net of issuances and issued 780,066 shares of common stock, net of cancellations in connection with grants of RSAs during the years ended December 31, 2018, 2017 and 2016, respectively.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

9. Commitments and Contingencies
Operating Leases
Our administrative offices and research facilities are located in San Diego, California. We lease an aggregate of approximately 80,000 square feet of office and research space in five buildings. The leases commenced in June 2011, November 2013 and June 2018 and continue through January 2023. The leases are subject to approximately 3.0% annual increases throughout the terms of the leases. We also pay a pro rata share of operating costs, insurance costs, utilities and real property taxes. We received incentives under the leases, including tenant improvement allowances and reduced or free rent, for which the unamortized deferred rent balances associated with these incentives was $1.7 million and $0.3 million as of December 31, 2018 and 2017, respectively.
We lease approximately 10,000 square feet of office space for a satellite office located in South San Francisco, California. The lease commenced in November 2015 and continues through January 2021. The lease is subject to approximately 3.0% annual increases throughout the term of the lease. We also pay a pro rata share of operating costs, insurance costs, utilities and real property taxes. We received incentives under the lease, including tenant improvement allowances and reduced or free rent, for which the unamortized deferred rent balances associated with these incentives was $0.2 million and $0.3 million as of December 31, 2018 and 2017, respectively.
Additionally, we lease certain office equipment under operating leases. Total rent expense was approximately $2.5 million, $2.3 million and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Approximate annual future minimum operating lease payments as of December 31, 2018 are as follows (in thousands):

Year:	Operating Leases
2019	$2,953
2020	2,995
2021	2,557
2022	2,506
2023	112
Total minimum lease payments	$11,123
Other Commitments
We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (“Avid”) and Catalent Indiana LLC (formerly Cook Pharmica LLC) (“Catalent”) to produce supplies of bulk rHuPH20. Under the terms of the agreements, we are committed to certain minimum annual purchases of bulk rHuPH20. At December 31, 2018, we had a $14.6 million minimum purchase obligation in connection with these agreements.
In June 2011, we entered into a services agreement with Patheon for the technology transfer and manufacture of Hylenex recombinant. At December 31, 2018, we had a $0.3 million minimum purchase obligation in connection with this agreement.
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
The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%. As of December 31, 2017, the Company remeasured its existing deferred tax balance by recording a provisional benefit of $17.1 million, which was fully offset by a change in the valuation allowance. As of December 31, 2018, upon completing its analysis of the Act, the Company believes that the disclosures in its financial statements as of December 31, 2017 are still accurate.
Total (loss) income before income taxes summarized by region were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$(45,819)	$160,938	$6,384
Foreign	(33,974)	(99,328)	(108,245)
Net (loss) income before income taxes	$(79,793)	$61,610	$(101,861)
Significant components of our net deferred tax assets/(liabilities) were as follows (in thousands).

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$26,267	$32,630
Deferred revenue	1,395	8,815
Research and development and orphan drug credits	106,406	75,224
Share-based compensation	9,541	7,423
Alternative minimum tax credit	2,959	5,532
Interest expense limitation	1,750	—
Other, net	2,452	2,270
	150,770	131,894
Valuation allowance for deferred tax assets	(146,953)	(126,189)
Deferred tax assets, net of valuation	3,817	5,705
Deferred tax liabilities:
Depreciation	(858)	(173)
Total deferred tax liabilities	(858)	(173)
Net deferred tax asset	$2,959	$5,532

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

A valuation allowance of $147.0 million and $126.2 million has been established to offset the net deferred tax assets as of December 31, 2018 and 2017, respectively, as realization of such assets is uncertain. Under the Act, taxpayers are able to claim a refund of the AMT credit carryover by December 31, 2021. Accordingly, the recognized deferred tax asset as of December 31, 2018 is the AMT credit carryover that will either be utilized or refunded by December 31, 2021.
Income tax expense was comprised of the following components (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current - federal	$82	$4,051	$1,145
Current - state	519	120	17
Deferred - federal	(64)	(5,532)	—
Deferred - state	—	—	—
	$537	$(1,361)	$1,162
The provision for income taxes on earnings subject to income taxes differs from the statutory federal income tax rate due to the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Federal income tax expense (benefit) at 21% for 2018 and 34% for 2017 and 2016	$(16,754)	$20,947	$(34,633)
State income tax benefit, net of federal income tax impact	(4,297)	930	(653)
(Decrease) increase in valuation allowance	35,731	(77,181)	11,252
Enactment of the Tax Cuts and Jobs Act	—	17,132	—
Foreign income subject to tax at other than federal statutory rate	7,106	33,674	36,803
Shared-based compensation	425	525	3,735
Non-deductible expenses and other	1,599	5,779	698
Research and development credits, net	(5,210)	4,162	(1,084)
Orphan drug credits, net of federal add back	(18,063)	(7,329)	(14,956)
	$537	$(1,361)	$1,162
At December 31, 2018, our unrecognized tax benefit and uncertain tax positions were $20.0 million. Of this, $0.2 million of this amount would affect the effective tax rate and $19.8 million would affect the effective tax rate only in the event the valuation allowance was removed. Of the unrecognized tax benefits, we do not expect any significant changes to occur in the next 12 months. Interest and/or penalties related to uncertain income tax positions are recognized by us as a component of income tax expense. For the years ended December 31, 2018, 2017 and 2016, we recognized an immaterial amount of interest and penalties.
The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2018	2017	2016
Gross unrecognized tax benefits at beginning of period	$14,428	$12,799	$4,898
Increases in tax positions for prior years	3,083	—	5,615
Decreases in tax positions for prior years	—	(2,518)	(4,898)
Increases in tax positions for current year	2,517	4,147	7,184
Gross unrecognized tax benefits at end of period	$20,028	$14,428	$12,799

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

At December 31, 2018, we had federal, California and other state tax net operating loss carryforwards of approximately $61.3 million, $235.0 million and $20.2 million, respectively.
The following table shows key expiration dates of the federal and California net operating loss carryforwards (in thousands):

		Expires in:
	Net Operating Loss	2019	2021 and beyond	2028 and beyond
Federal	$61,259	—	$61,259	—
California	$255,281	—	—	$255,281
At December 31, 2018, we had federal and California research and development tax credit carryforwards of approximately $26.5 million and $17.7 million, respectively. The federal research and development tax credits will begin to expire in 2024 unless previously utilized. The California research and development tax credits will carryforward indefinitely until utilized. Additionally, we had Orphan Drug Credit carryforwards of $81.1 million which will begin to expire in 2035.
Pursuant to Internal Revenue Code Section 382, the annual use of the net operating loss carryforwards and research and development tax credits could be limited by any greater than 50% ownership change during any three year testing period. As a result of any such ownership change, portions of our net operating loss carryforwards and research and development tax credits are subject to annual limitations. We completed an updated Section 382 analysis regarding the limitation of the net operating losses and research and development credits as of December 31, 2017. Based upon the analysis, we determined that ownership changes occurred in prior years; however, the annual limitations on net operating loss and research and development tax credit carryforwards will not have a material impact on the future utilization of such carryforwards.
The Company’s 2015 and 2016 federal returns were selected for audit by the IRS. The audit is currently in process and no adjustments have been proposed. The Company does not expect any material adjustments as a result of the IRS audit.
We do not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiaries as it is our intention to utilize those earnings in the foreign operations for an indefinite period of time. At December 31, 2018 and 2017, there were no undistributed earnings in foreign subsidiaries.
We are subject to taxation in the U.S. and in various state and foreign jurisdictions. Our tax years for 1998 and forward are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.
A Swiss subsidiary, Halozyme Switzerland GmbH, was formed during the fourth quarter of 2016 and obtained a tax ruling from Canton of Basel Stadt for its operations in Switzerland. The tax ruling is dated December 21, 2016, and will continue for a period of ten years, not to extend beyond December 31, 2026. The combined income tax burden at the federal, cantonal and communal level will not exceed 10% during the period covered by the ruling. As a result of foreign losses and a full valuation allowance, no net tax benefit was derived for the year ended December 31, 2018 as a result of the tax ruling.

11.	Employee Savings Plan
We have an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate, provided they meet the requirements of the plan. We are not required to make matching contributions under the plan. However, we voluntarily contributed to the plan approximately $1.3 million, $1.2 million and $1.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

12.	Summary of Unaudited Quarterly Financial Information
The following is a summary of our unaudited quarterly results for the years ended December 31, 2018 and 2017 (in thousands):

	Quarter Ended
2018 (Unaudited):	March 31,	June 30,	September 30,	December 31,
Total revenues (1)	$30,872	$35,202	$25,556	$60,232
Gross profit on product sales	$3,749	$3,647	$5,643	$5,059
Total operating expenses	$54,584	$55,275	$51,030	$60,303
Net loss	$(27,461)	$(22,893)	$(27,850)	$(2,126)
Net loss per share:
Basic	$(0.19)	$(0.16)	$(0.19)	$(0.01)
Diluted	$(0.19)	$(0.16)	$(0.19)	$(0.01)
Shares used in computing net loss per share:
Basic	142,656	143,568	143,949	144,203
Diluted	142,656	143,568	143,949	144,203
	Quarter Ended
2017 (Unaudited):	March 31,	June 30,	September 30,	December 31,
Total revenues (2) (3)	$29,568	$33,750	$63,731	$189,564
Gross profit on product sales	$3,890	$4,992	$5,257	$5,105
Total operating expenses	$57,094	$59,228	$55,654	$63,635
Net (loss) income	$(32,897)	$(30,763)	$2,749	$123,882
Net (loss) income per share:
Basic	$(0.26)	$(0.23)	$0.02	$0.87
Diluted	$(0.26)	$(0.23)	$0.02	$0.85
Shares used in computing net (loss) income per share:
Basic	128,615	134,013	141,190	141,718
Diluted	128,615	134,013	143,236	145,633
_______________

(1)	Revenues for the quarter ended December 31, 2018 included $30.0 million in revenue under a collaborative arrangement from Roche.

(2)	Revenues for the quarter ended December 31, 2017 included $101.4 million, $40.0 million and $15.0 million in revenue under collaborative arrangements from BMS, Alexion and Janssen, respectively.

(3)	Revenues for the quarter ended September 30, 2017 included $30.0 million in revenue under collaborative arrangements from Roche.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

13.	Subsequent Events
In February 2019, we entered into an agreement with argenx for the right to develop and commercialize one exclusive target, the human neonatal Fc receptor FcRn, which includes argenx's lead asset efgartigimod (ARGX-113), and an option to select two additional targets using our ENHANZE technology for an upfront payment of $30.0 million. We will receive payments of $10.0 million per target for future target nominations and potential milestone payments of up to $160.0 million per target, subject to the achievement of specific development, regulatory and sales-based milestones. We will receive mid-single digit royalties on sales of commercialized products.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Halozyme Therapeutics, Inc.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
For the year ended December 31, 2018
Accounts receivable allowances (1)	$559	$5,988	$(5,955)	$592
For the year ended December 31, 2017
Accounts receivable allowances (1)	$559	$4,645	$(4,645)	$559
For the year ended December 31, 2016
Accounts receivable allowances (1)	$967	$4,795	$(5,203)	$559
_______________

(1)	Allowances are for chargebacks, prompt payment discounts and distribution fees related to Hylenex recombinant product sales.