Form 10-Q
period 2019-03-31
HALOZYME THERAPEUTICS INC
filed 2019-05-07
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number 001-32335
___________________________
HALOZYME THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)
___________________________

Delaware	88-0488686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11388 Sorrento Valley Road, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)
(858) 794-8889
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	HALO	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 145,509,170 as of April 30, 2019

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$60,595	$57,936
Marketable securities, available-for-sale	268,122	296,590
Accounts receivable, net	28,164	30,005
Inventories	31,241	22,625
Prepaid expenses and other assets	20,914	20,693
Total current assets	409,036	427,849
Property and equipment, net	14,542	7,465
Prepaid expenses and other assets	5,031	4,434
Restricted cash	500	500
Total assets	$429,109	$440,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,089	$4,079
Accrued expenses	43,663	49,529
Deferred revenue, current portion	4,247	4,247
Current portion of long-term debt, net	86,663	91,506
Total current liabilities	138,662	149,361
Deferred revenue, net of current portion	4,509	5,008
Long-term debt, net	18,742	34,874
Other long-term liabilities	7,149	2,118
Stockholders’ equity:
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 200,000 shares authorized;145,364 and 144,725 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	145	145
Additional paid-in capital	789,483	780,457
Accumulated other comprehensive income (loss)	61	(277)
Accumulated deficit	(529,642)	(531,438)
Total stockholders’ equity	260,047	248,887
Total liabilities and stockholders’ equity	$429,109	$440,248
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Royalties	$17,953	$20,944
Product sales, net	8,390	6,801
Revenues under collaborative agreements	30,606	3,127
Total revenues	56,949	30,872
Operating expenses:
Cost of product sales	4,649	3,052
Research and development	31,328	37,976
Selling, general and administrative	18,006	13,556
Total operating expenses	53,983	54,584
Operating income (loss)	2,966	(23,712)
Other income (expense):
Investment and other income, net	2,057	1,668
Interest expense	(3,205)	(5,230)
Net income (loss) before income taxes	1,818	(27,274)
Income tax expense	22	187
Net income (loss)	$1,796	$(27,461)

Net income (loss) per share:
Basic	$0.01	$(0.19)
Diluted	$0.01	$(0.19)

Shares used in computing net income (loss) per share:
Basic	144,743	142,656
Diluted	147,474	142,656
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$1,796	$(27,461)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	335	(418)
Foreign currency translation adjustment	1	(2)
Unrealized gain on foreign currency	2	—
Total comprehensive income (loss)	$2,134	$(27,881)
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,

	2019	2018
Operating activities:
Net income (loss)	$1,796	$(27,461)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	9,475	8,339
Depreciation and amortization	990	566
Amortization of debt discount	306	435
Accretion of discounts on marketable securities, net	(936)	(565)
Recognition of deferred revenue	(499)	(1,834)
Deferral of lease payments	(93)	132
Other	11	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	1,841	15,044
Inventories	(8,616)	752
Prepaid expenses and other assets	(818)	(5,939)
Accounts payable and accrued expenses	(7,881)	(11,644)
Net cash used in operating activities	(4,424)	(22,177)
Investing activities:
Purchases of marketable securities	(167,670)	(114,661)
Proceeds from maturities of marketable securities	197,410	79,600
Purchases of property and equipment	(927)	(839)
Net cash provided by (used in) investing activities	28,813	(35,900)
Financing activities:
Repayment of long-term debt	(21,281)	(17,628)
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	(449)	4,977
Net cash used in financing activities	(21,730)	(12,651)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,659	(70,728)
Cash, cash equivalents and restricted cash at beginning of period	58,436	169,240
Cash, cash equivalents and restricted cash at end of period	$61,095	$98,512

Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for purchases of property and equipment	$200	$177
Right-of-use assets obtained in exchange for lease obligation	$165	$—
Leasehold improvements paid by lessor	$—	$1,322
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT JANUARY 1, 2019	144,725	145	780,457	(277)	(531,438)	248,887
Share-based compensation expense	—	—	9,475	—	—	9,475
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	641	—	(449)	—	—	(449)
Cancellation of restricted stock awards, net	(2)	—	—	—	—	—
Other comprehensive income	—	—	—	338	—	338
Net income	—	—	—	—	1,796	1,796
BALANCE AT MARCH 31, 2019	145,364	145	789,483	61	(529,642)	260,047

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT JANUARY 1, 2018	142,789	143	731,044	(450)	(522,371)	208,366
Adjustment to beginning accumulated deficit	—	—	—	—	71,263	71,263
Share-based compensation expense	—	—	8,339	—	—	8,339
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	1,116	1	4,976	—	—	4,977
Cancellation of restricted stock awards, net	(19)	—	—	—	—	—
Other comprehensive loss	—	—	—	(420)	—	(420)
Net loss	—	—	—	—	(27,461)	(27,461)
BALANCE AT MARCH 31, 2018	143,886	144	744,359	(870)	(478,569)	265,064
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
We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Baxalta US Inc. and Baxalta GmbH (now members of the Takeda group of companies, following the acquisition of Shire plc by Takeda Pharmaceutical Company Limited in January 2019) (“Baxalta”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol-Myers Squibb Company (“BMS”), Alexion Pharma Holding (“Alexion”) and ARGENX BVBA (“argenx”).We receive royalties from two of these collaborations, including royalties from sales of one product from the Baxalta collaboration and two products from the Roche collaboration. Future potential revenues from the sales and/or royalties of our approved products, product candidates, and ENHANZE collaborations will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
Our proprietary development pipeline consists primarily of pre-clinical and clinical stage product candidates in oncology. Our lead oncology program is Pegvorhyaluronidase alfa (PVHA), also referred to as PEGylated recombinant human hyaluronidase (“PEGPH20”), a molecular entity we are developing in combination with currently approved cancer therapies as a candidate for the systemic treatment of tumors that accumulate HA. We have demonstrated that when HA accumulates in a tumor, it can cause increased pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. PEGPH20 has been demonstrated in animal models to work by temporarily degrading HA surrounding cancer cells resulting in reduced pressure and increased blood flow to the tumor thereby enabling increased amounts of anticancer treatments administered concomitantly gaining access to the tumor. Through our efforts and efforts of our partners and collaborators, we are currently in Phase 3 clinical testing for PEGPH20 with ABRAXANE® (nab-paclitaxel) and gemcitabine in stage IV pancreatic ductal adenocarcinoma (“PDA”) (HALO 109-301), in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq® (atezolizumab) in patients with previously treated metastatic PDA, in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq in patients with gastric cancer and in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq in patients with cholangiocarcinoma and gall bladder cancer (HALO 110-101/MATRIX).
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Certain reclassifications have been made to the prior period condensed consolidated statement of cash flows within operating activities to conform to the current period presentation. There was no change to net cash used in operating activities. Operating results for interim periods are not necessarily indicative of the operating results for an entire fiscal year.
The accompanying interim unaudited condensed consolidated financial statements include the accounts of Halozyme Therapeutics, Inc. and our wholly owned subsidiary, Halozyme, Inc., and Halozyme, Inc.’s wholly owned subsidiaries, Halozyme Holdings Ltd., Halozyme Royalty LLC, Halozyme Switzerland GmbH and Halozyme Switzerland Holdings GmbH. All intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of interim unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our interim unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from management’s estimates.
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within ninety days or less from the date of purchase. As of March 31, 2019, our cash equivalents consisted of money market funds.
Marketable securities are investments with original maturities of more than ninety days from the date of purchase that are specifically identified to fund current operations. Marketable securities are considered available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date which reflects management’s intention to use the proceeds from the sale of these investments to fund our operations, as necessary. Such available-for-sale investments are carried at fair value with unrealized gains and losses recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity (deficit). The cost of marketable securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in investment and other income, net in the interim unaudited condensed consolidated statements of operations. We use the specific identification method for calculating realized gains and losses on marketable securities sold. Realized gains and losses and declines in value judged to be other-than-temporary on marketable securities, if any, are included in investment and other income, net in the interim unaudited condensed consolidated statements of operations.
Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At March 31, 2019 and December 31, 2018, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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
As of March 31, 2019 and December 31, 2018, inventories consisted of $2.4 million and $2.2 million, respectively, of Hylenex recombinant inventory, net and $28.8 million and $20.4 million, respectively, of bulk rHuPH20.
Leases

The Company has entered into operating leases primarily for real estate and automobiles. These leases have terms which range from 3 years to 6 years. We determine if an arrangement contains a lease at inception. Right of use (“ROU”) assets and liabilities resulting from operating leases are included in property and equipment, accrued expenses and other long-term liabilities on our consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the discount rate to calculate the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our leases often include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that we will exercise that option. As of March 31, 2019 it is not reasonably certain that these options will be exercised and they are not included within the lease term. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which are generally accounted for separately. For certain equipment leases, such as automobiles, we account for the lease and non-lease components as a single lease component.

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
Royalties and Revenues under Collaborative Agreements
Under these agreements, we grant the collaboration partner a worldwide license to develop and commercialize products using our ENHANZE technology to combine our patented rHuPH20 enzyme with their proprietary biologics directed at up to a specified number of targets. Targets are usually licensed on an exclusive, global basis. Targets selected subsequent to inception of the arrangement require payment of an additional license fee. The collaboration partner is responsible for all development, manufacturing, clinical, regulatory, sales and marketing costs for any products developed under the agreement. We are responsible for supply of bulk rHuPH20 based on the collaboration partner’s purchase orders and may also be separately engaged to perform research and development services.
We collect an upfront license payment from the collaboration partner and are also entitled to receive event-based payments subject to the collaboration partner’s achievement of specified development, regulatory and sales-based milestones. In several agreements, collaboration partners pay us annual fees to maintain their exclusive license rights if they are unable to advance product development to specified stages. We earn separate fees for bulk rHuPH20 supplies and research and development services. In addition, the collaboration partner will pay us royalties at an on average mid-single digit percent rate of their sales if products under the collaboration are commercialized. All amounts owed to us are noncancelable after the underlying triggering event occurs, and nonrefundable once paid. Unless terminated earlier in accordance with its terms, the collaboration generally continues in effect until the later of: (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration, which is determined separately for each country. In the event such valid claims expire prior to the last to expire royalty term, the royalty rate is reduced for the remaining royalty term following such expiration. The collaboration partner may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis generally upon 90 days prior written notice to us. Upon any such termination, the license granted to the collaboration partner (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement, the licenses granted will become perpetual, non-exclusive and fully paid.
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
Under all of our collaborative agreements, we have identified licenses to use functional intellectual property as the only performance obligation. The intellectual property underlying the license is our proprietary ENHANZE technology which represents application of rHuPH20 to facilitate delivery of drugs or fluids. The license grants the collaboration partners right to use our intellectual property as it exists on the effective date of the license, because there is no ongoing development of the ENHANZE technology required. Therefore, we recognize revenue from licenses at the point when the license becomes effective and the collaboration partner has received access to our intellectual property, usually at the inception of the agreement.
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
Each purchase order contains only one type of product and is usually shipped to the wholesaler in a single shipment. Therefore, allocation of the transaction price to individual packages is not required.
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
In connection with the orders placed by wholesalers, we incur costs such as commissions to our sales representatives. However, as revenue from product sales is recognized upon delivery to the wholesaler, which occurs shortly after we receive a purchase order, we do not capitalize these commissions and other costs, based on application of the practical expedient allowed within the applicable guidance.
Bulk rHuPH20
We sell bulk rHuPH20 to collaboration partners for use in research and development; subsequent to receiving marketing approval, we sell it for use in collaboration commercial products. Sales are made pursuant to purchase orders subject to the terms of the collaborative agreement, and delivery of units of bulk rHuPH20 represent performance obligations under each purchase order. We provide a standard warranty that the product conforms to specifications. We use a contract manufacturer to produce bulk rHuPH20 and have concluded we are the principal in the sales to collaboration partners. The transaction price for each purchase order of bulk rHuPH20 is fixed based on the cost of production plus a contractual markup and is not subject to adjustments. Allocation of the transaction price to individual quantities of the product is usually not required because each order contains only one type of product.
We recognize revenue from the sale of bulk rHuPH20 as product sales and related cost of sales upon transfer of title to our partners. At that time, the partners take control of the product, bear the risk of loss of ownership, and have an enforceable obligation to pay us.

ENHANZE Drug Product
We sell ENHANZE drug product to collaboration partners for use in research and development in early phase clinical studies. Sales are made pursuant to purchase orders subject to the terms of the collaborative agreement, and delivery of units of ENHANZE drug product represent performance obligations under each purchase order. We provide a standard warranty that the product conforms to specifications. We use a contract manufacturer to produce ENHANZE drug product and we concluded we are the principal in the sales to collaboration partners. The transaction price for each purchase order of ENHANZE drug product is fixed based on the cost of production plus a contractual markup and is not subject to adjustments. Allocation of the transaction price to individual quantities of the product is usually not required because each order contains only one type of product.
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
In footnotes to our financial statements, we provide disaggregated revenue information by type of arrangement (product sales, net, collaborative agreements and research and development services), and additionally, by type of payment stream received under collaborative agreements (upfront license fees, event-based development and regulatory milestones and other fees, sales milestones and royalties).
Cost of Product Sales
Cost of product sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of Hylenex recombinant and bulk rHuPH20 and ENHANZE drug product that has alternative future use. Cost of product sales also consists of the write-down of excess, dated and obsolete inventories and the write-off of inventories that do not meet certain product specifications, if any. Prior to bulk rHuPH20 and ENHANZE drug product having alternative future use, all costs related to the manufacturing of those products were charged to research and development expenses in the periods such costs were incurred. During the three months ended March 31, 2019, sales of bulk rHuPH20 and ENHANZE drug product included $0.2 million of cost of sales that were previously expensed as research and development. Of the bulk rHuPH20 and ENHANZE drug product that has alternative future use on hand as of March 31, 2019, approximately $1.4 million in manufacturing costs were previously recorded as research and development expenses. We expect to sell this inventory by the end of 2020.
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
Net Income (Loss) Per Share
Basic net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Outstanding stock options, unvested RSAs, unvested RSUs and unvested PRSUs are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. For the three months ended March 31, 2019 and 2018, approximately 7.7 million and 14.6 million shares, respectively, of outstanding stock options, unvested RSAs, unvested RSUs were excluded from the calculation of diluted net income (loss) per common share because their effect was anti-dilutive. A reconciliation of the numerators and the denominators of the basic and diluted net income (loss) per common share computations is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income (loss)	$1,796	$(27,461)
Denominator:
Weighted average common shares outstanding for basic net income (loss) per share	144,743	142,656
Net effect of dilutive common stock equivalents	2,731	—
Weighted average common shares outstanding for diluted net income (loss) per share	147,474	142,656
Net income (loss) per share:
Basic	$0.01	$(0.19)
Diluted	$0.01	$(0.19)
Segment Information
We operate our business in one segment, which includes all activities related to the research, development and commercialization of our proprietary enzymes. This segment also includes revenues and expenses related to (i) research and development and bulk rHuPH20 manufacturing activities conducted under our collaborative agreements with third parties and (ii) product sales of Hylenex recombinant. The chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment. Our long-lived assets located in foreign countries had no book value as of March 31, 2019 and December 31, 2018.

Adoption and Pending Adoption of Recent Accounting Pronouncements
The following table provides a brief description of recently issued accounting standards, those adopted in the current period and those not yet adopted:

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). In July 2018, the FASB issued additional guidance related to Topic 842.	The new guidance requires lessees to recognize assets and liabilities for most leases and provides enhanced disclosures.	January 1, 2019
We implemented the guidance on January 1, 2019 using a modified retrospective transition basis for leases existing as of the period of adoption. In order to adopt the new standard, we used the available practical expedients and newly implemented processes and internal controls for lease accounting. The practical expedients allowed us to carry forward our historical assessment of whether existing agreements are or contain a lease and the classification of our existing lease arrangements. All of our real-estate and automobile operating lease commitments are recognized as lease liabilities with corresponding right-of-use assets, which resulted in an increase in the assets and liabilities of the consolidated balance sheet of $7.2 million, using an assumed weighted average discount rate of 10.0%. The adoption did not have an impact on our consolidated statements of operations and did not require recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We elected to continue applying the guidance under ASC 840 for comparative periods, as allowed through ASC 2018-11.

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

January 1, 2020
We plan to adopt the new guidance on January 1, 2020. We are currently in the process of evaluating the impact of the standard on our accounting policy for losses related to available-for-sale securities and accounts receivable.

3. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	35,765	18	(5)	35,778
Corporate debt securities	68,877	67	(18)	68,926
U.S. Treasury securities	84,448	36	(17)	84,467
Commercial paper	78,951	—	—	78,951
	268,041	121	(40)	268,122

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$39,787	$—	$(40)	$39,747
Corporate debt securities	57,860	—	(127)	57,733
U.S. Treasury securities	84,924	—	(87)	84,837
Commercial paper	114,273	—	—	114,273
	$296,844	$—	$(254)	$296,590
As of March 31, 2019, nine of our available-for-sale debt securities with a fair market value of $71.2 million were in a gross unrealized loss position of $40 thousand. Based on our review of these marketable securities, we believe we had no other than-temporary impairments on these securities as of March 31, 2019, because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	March 31, 2019	December 31, 2018
	Estimated Fair Value
Due within one year	$264,140	$296,590
After one but within five years	3,982	—
	$268,122	$296,590
The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2019			December 31, 2018
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$64,026	$—	$64,026	$57,987	$—	$57,987

Available-for-sale marketable securities:
Asset-backed securities	—	35,778	35,778	—	39,747	39,747
Corporate debt securities	—	68,926	68,926	—	57,733	57,733
U.S. Treasury securities	84,467	—	84,467	84,837	—	84,837
Commercial paper	—	78,951	78,951	—	114,273	114,273
	$148,493	$183,655	$332,148	$142,824	$211,753	$354,577

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2019. We had no instruments that were classified within Level 3 as of March 31, 2019 and December 31, 2018.
4. Revenue
Our disaggregated revenues were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Royalties	$17,953	$20,944

Product sales, net
Sales of bulk rHuPH20	$5,082	$3,378
Sales of ENHANZE drug product	137	—
Sales of Hylenex	3,171	3,423
Total product sales, net	8,390	6,801

Revenues under collaborative agreements:
Upfront license fees	30,000	1,336
Event-based development and regulatory milestones and other fees	—	1,000
Research and development services	606	791
Total revenues under collaborative agreements	30,606	3,127

Total revenue	$56,949	$30,872
During the three months ended March 31, 2019 we recognized revenue related to licenses granted to collaboration partners in prior periods in the amount of $18.0 million. This amount represents royalties earned in the current period. We recognized revenue of $0.5 million during the three months ended March 31, 2019 that had been included in deferred revenues at December 31, 2018. We did not recognize any adjustments to reduce sales reserves and allowances liability related to Hylenex recombinant sales in prior periods.
Accounts receivable, net and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accounts receivable, net	$28,164	$30,005
Deferred revenues	8,756	9,255
As of March 31, 2019, the amounts included in the transaction price of our contracts with customers, including collaboration partners, and allocated to goods and services not yet provided were $9.7 million, of which $0.9 million relates to unfulfilled product purchase orders and the remaining amount has been collected and is reported as deferred revenues. The unfulfilled product purchase orders are estimated to be delivered during the remainder of 2019. Of the total deferred revenues, $3.0 million represents pre-payment of bulk rHuPH20 that we estimate will be delivered during the remainder of 2019. Of the remaining deferred revenues, for which the timing of when these goods and services will be provided is controlled by our customers, $3.5 million can be used by the customers at any time through 2022 and the remaining $2.3 million at any time through November 2019.

There were no contract assets related to collaborative agreements at March 31, 2019 . While we may become entitled to receive additional event-based development and regulatory milestones and other fees under our collaborative agreements, which relate to intellectual property licenses granted to collaboration partners in prior periods, no amounts were probable. The following table presents amounts under our collaborative agreements included in the transaction price (i.e. cumulative amounts triggered or probable) as of March 31, 2019 (in thousands):

	Upfront (1)	Event-based (2)	Sales (3)	Total
Collaboration partner and agreement date:
Roche (December 2006, September 2017 and October 2018)	$95,000	$30,000	$22,000	$147,000
Baxalta (September 2007)	10,000	3,000	9,000	22,000
Pfizer (December 2012)	14,500	2,000	—	16,500
Janssen (December 2014)	15,250	15,000	—	30,250
AbbVie (June 2015)	23,000	6,000	—	29,000
Lilly (December 2015)	33,000	—	—	33,000
BMS (September 2017)	105,000	5,000	—	110,000
Alexion (December 2017)	40,000	5,000	—	45,000
argenx (February 2019)	30,000	—	—	30,000
Royalties				271,341
Total amounts under our collaborative agreements included in the transaction price				734,091

(1)	Upfront and additional target selection fees

(2)	Event-based development and regulatory milestone amounts and other fees

(3)	Sales-based milestone amounts
Through March 31, 2019, our collaboration partners have completed development, obtained marketing authorization approvals for certain indications and commenced commercialization of the following products:

•
Roche, for Herceptin SC in the European Union (“EU”) in August 2013 and in Canada in September 2018, and its equivalent Herceptin Hylecta in the US in February 2019; and MabThera SC in the EU in March 2014 and its equivalent RITUXAN HYCELA in the US in June 2017;

•	Baxalta, for HYQVIA in the EU and in the US in May 2013.
The remaining targets and products are currently in the process of development by the collaboration partners.
5. Certain Balance Sheet Items
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accounts receivable from product sales to collaborators	$8,109	$3,717
Accounts receivable from revenues under collaborative agreements	527	5,499
Accounts receivable from royalty payments	17,992	19,199
Accounts receivable from other product sales	2,170	2,182
Subtotal	28,798	30,597
Allowance for distribution fees and discounts	(634)	(592)
Total accounts receivable, net	$28,164	$30,005

Inventories consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$1,461	$735
Work-in-process	18,983	11,430
Finished goods	10,797	10,460
Total inventories	$31,241	$22,625
Prepaid expenses and other assets consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Prepaid manufacturing expenses	$9,346	$8,230
Prepaid research and development expenses	7,734	7,922
Other prepaid expenses	2,552	2,513
Other assets	6,313	6,462
Total prepaid expenses and other assets	25,945	25,127
Less long-term portion	5,031	4,434
Total prepaid expenses and other assets, current	$20,914	$20,693
Prepaid manufacturing expenses include raw materials, slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory as materials are used or the CMO services are complete.
Property and equipment, net consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Research equipment	$9,969	$9,945
Manufacturing equipment	4,009	3,979
Computer and office equipment	5,666	5,211
Leasehold improvements	4,780	4,569
Subtotal	24,424	23,704
Accumulated depreciation and amortization	(16,820)	(16,239)
Subtotal	7,604	7,465
Right of use assets	6,938	—
Property and equipment, net	$14,542	$7,465
Depreciation and amortization expense was approximately $1.0 million and $0.6 million, inclusive of ROU asset amortization of $0.4 million and zero for the three months ended March 31, 2019 and 2018, respectively.

Accrued expenses consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued outsourced research and development expenses	$19,885	$21,921
Accrued compensation and payroll taxes	6,929	16,604
Accrued outsourced manufacturing expenses	7,912	3,975
Other accrued expenses	7,289	7,623
Lease liability	8,797	—
Total accrued expenses	50,812	50,123
Less long-term portion	7,149	594
Total accrued expenses, current	$43,663	$49,529
Expense associated with the accretion of the lease liabilities was approximately $0.2 million and zero for the three months ended March 31, 2019 and 2018, respectively. Total lease expense for the three months ended March 31, 2019 and 2018 was $0.6 million. Cash paid for amounts related to leases the three months ended March 31, 2019 and 2018 was $0.7 million and $0.4 million, respectively.
Deferred revenue consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Collaborative agreements
License fees and event-based payments	$2,264	$2,264
Product sales	6,492	6,991
Total deferred revenue	8,756	9,255
Less current portion	4,247	4,247
Deferred revenue, net of current portion	$4,509	$5,008
6. Long-Term Debt, Net
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty LLC (“Halozyme Royalty”), we received a $150 million loan (the “Royalty-backed Loan”) pursuant to a credit agreement (the “Credit Agreement”) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the “Royalty-backed Lenders”). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (“Collaboration Agreements”). The royalty payments from the Collaboration Agreements will be used to repay the principal and interest on the loan (the “Royalty Payments”).  The Royalty-backed Loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. The interest rate as of March 31, 2019 was 10.25%.
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

Because the repayment of the term loan is contingent upon the level of Royalty Payments received, the repayment term may be shortened or extended depending on the actual level of Royalty Payments. The final maturity date of the Royalty-backed Loan will be the earlier of (i) the date when principal and interest is paid in full, (ii) the termination of Halozyme Royalty’s right to receive royalties under the Collaboration Agreements, and (iii) December 31, 2050.  Currently, we estimate that the loan will be repaid in the first quarter of 2020. This estimate could be adversely affected and the repayment period could be extended if future royalty amounts are less than currently expected. Under the terms of the Credit Agreement, at any time after January 1, 2019, Halozyme Royalty may, subject to certain limitations, prepay the outstanding principal of the Royalty-backed Loan in whole or in part, at a price equal to 105% of the outstanding principal on the Royalty-backed Loan, plus accrued but unpaid interest. The Royalty-backed Loan constitutes an obligation of Halozyme Royalty and is non-recourse to Halozyme. Halozyme Royalty retains its right to the Royalty Payments following repayment of the loan.
As of March 31, 2019, we were in compliance with all covenants under the Royalty-backed Loan and there was no material adverse change in our business, operations or financial condition.
We began making principal and interest payments against the Royalty-backed Loan in the first quarter of 2017 and therefore had no capitalized interest in the three months ended March 31, 2019. In addition, we recorded accrued interest, which is included in accrued expenses, of $0.3 million and $0.4 million as of March 31, 2019 and December 31, 2018, respectively
In connection with the Royalty-backed Loan, we paid the Royalty-backed Lenders a fee of $1.5 million and incurred additional debt issuance costs totaling $0.4 million, which includes expenses that we paid on behalf of the Royalty-backed Lenders and expenses incurred directly by us. Debt issuance costs and the lender fee have been netted against the debt as of March 31, 2019 and are being amortized over the estimated term of the debt using the effective interest method. For the three months ended March 31, 2019 and 2018, the Company recognized interest expense, including amortization of the debt discount, related to the Royalty-backed Loan of $2.2 million and $3.9 million, respectively. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short- and long-term classification of these costs, as well as the period over which these costs will be amortized. The outstanding balance of the Royalty-backed Loan as of March 31, 2019 was $68.2 million, net of unamortized debt discount of $0.2 million.
Oxford and SVB Loan and Security Agreement
In June 2016, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC and Silicon Valley Bank (“SVB”) (collectively, the “Lenders”), providing a senior secured loan facility of up to an aggregate principal amount of $70.0 million, comprising a $55.0 million draw in June 2016 and an additional $15.0 million tranche, which we had the option to draw during the second quarter of 2017 and did not exercise. The initial proceeds were partially used to pay the outstanding principal and final payment of $4.25 million owed on a previous loan agreement with the Lenders. The remaining proceeds are being used for working capital and general business requirements. The senior secured loan facility carries a fixed interest rate of 8.25%. The repayment schedule provides for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of January 1, 2021. The Loan Agreement provides for a final payment equal to 5.50% of the initial $55.0 million principal amount. The final payment is due when the Loan Agreement becomes due or upon the prepayment of the facility. We have the option to prepay the outstanding balance of the Loan Agreement in full.
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
 As of March 31, 2019, we were in compliance with all covenants under the Loan Agreement and there was no material adverse change in our business, operations or financial condition.
Interest expense, including amortization of the debt discount, related to the Loan Agreement totaled $1.0 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively. Accrued interest, which is included in accrued expenses, was $0.2 million and $0.3 million as of March 31, 2019 and December 31, 2018, respectively. The outstanding term loan balance was $37.2 million as of March 31, 2019, inclusive of $2.4 million of accretion of the final payment and net of unamortized debt discount related to offering costs of $0.1 million.
7. Share-based Compensation
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$4,290	$3,914
Selling, general and administrative	5,185	4,425
Share-based compensation expense	$9,475	$8,339
Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options	$5,053	$4,559
RSAs, RSUs and PRSUs	4,422	3,780
	$9,475	$8,339
We granted stock options to purchase approximately 2.2 million and 1.6 million shares of common stock during the three months ended March 31, 2019 and 2018, respectively. The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes model”). Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments. The assumptions used in the Black-Scholes model were as follows:

	Three Months Ended March 31,
	2019	2018
Expected volatility	56.6-56.9%	62.6-70.1%
Average expected term (in years)	5.4	5.5
Risk-free interest rate	2.49-2.56%	2.25-2.65%
Expected dividend yield	—	—

Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	March 31, 2019
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$48,253	2.81
RSAs	$1,120	0.57
RSUs	$36,062	2.61
8. Stockholders’ Equity
During the three months ended March 31, 2019 and 2018, we issued an aggregate of 163,421 and 705,856 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $9.66 and $10.47 per share, respectively, for net proceeds of approximately $1.6 million and $7.4 million, respectively. For the three months ended March 31, 2019 and 2018, we issued 478,037 and 410,306 shares of common stock, respectively, upon vesting of certain RSUs for which 123,095 and 129,465 RSUs were withheld from the RSU holders, respectively, to pay for minimum withholding taxes totaling approximately $2.0 million and $2.4 million, respectively. Stock options and unvested restricted units totaling approximately 15.5 million shares and 13.4 million shares of our common stock were outstanding as of March 31, 2019 and December 31, 2018, respectively.
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
Our commitments include payments related to our operating leases. Approximate annual future minimum operating lease payments as of March 31, 2019 are as follows (in thousands; excluding the three months ended March 31, 2019):

Year:	Operating Leases
2019	$2,265
2020	3,066
2021	2,565
2022	2,506
2023	112
Total minimum lease payments	$10,514
Less imputed interest	$(1,717)
Total	$8,797
The weighted-average remaining lease term of our operating leases is approximately 3.6 years. As of March 31, 2019 we have an additional operating lease for real estate that has not yet commenced of $0.9 million. This lease will commence in the third quarter of 2019 and has a lease term of 3 years.

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
The following information should be read in conjunction with the interim unaudited condensed consolidated financial statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2018, included in our Annual Report on Form 10-K for the year ended December 31, 2018. Past financial or operating performance is not necessarily a reliable indicator of future performance, and our historical performance should not be used to anticipate results or future period trends.
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
The majority of our approved product and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. Our proprietary development pipeline consists primarily of pre-clinical and clinical stage product candidates in oncology. Our lead oncology program is Pegvorhyaluronidase alfa (PVHA), also referred to as PEGylated recombinant human hyaluronidase (PEGPH20), a molecular entity we are developing in combination with currently approved cancer therapies as a candidate for the systemic treatment of tumors that accumulate HA. We have demonstrated that when HA accumulates in a tumor, it can cause higher pressure in the tumor, reducing blood flow into the tumor and with that, reduced access of cancer therapies to the tumor. Through our efforts and efforts of our partners and collaborators, we are currently in Phase 3 clinical testing for PEGPH20 with ABRAXANE® (nab-paclitaxel) and gemcitabine in stage IV pancreatic ductal adenocarcinoma (PDA) (HALO 109-301), in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq® (atezolizumab) in patients with previously treated metastatic PDA, in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq in patients with gastric cancer and in Phase 1b/2 clinical testing for PEGPH20 with Tecentriq in patients with cholangiocarcinoma and gall bladder cancer (HALO 110-101/MATRIX).

We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as our ENHANZE ® Drug Delivery Technology (ENHANZE). We license the ENHANZE technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the subcutaneous route of administration. We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Baxalta US Inc. and Baxalta GmbH (now members of the Takeda group of companies, following the acquisition of Shire plc by Takeda Pharmaceutical Company Limited in January 2019) (Baxalta), Pfizer Inc. (Pfizer), Janssen Biotech, Inc. (Janssen), AbbVie, Inc. (AbbVie), Eli Lilly and Company (Lilly), Bristol Myers Squibb Company (BMS), Alexion Pharma Holding (Alexion) and ARGENX BVBA (argenx).We receive royalties from two of these collaborations, including royalties from sales of one product from the Baxalta collaboration and two products from the Roche collaboration. Future potential revenues from the sales and/or royalties of our approved products, product candidates, and ENHANZE collaborations will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
Our first quarter of 2019 and recent key events include:

•
In February 2019, we announced that Genentech, a member of the Roche Group, received approval from the FDA for Herceptin Hylecta™ (trastuzumab and hyaluronidase-oysk), a co-formulation of trastuzumab and rHuPH20 marketed as Herceptin SC outside of the U.S. Herceptin Hylecta is approved for the treatment of certain people with HER2-positive early breast cancer and is a ready-to-use formulation that can be administered in two to five minutes, compared to 30 to 90 minutes for intravenous trastuzumab. In April 2019, Roche made Herceptin Hylecta available in the U.S.

•
In February 2019, Janssen’s development partner, Genmab, announced positive Phase 3 trial results from the COLUMBA study evaluating subcutaneous DARZALEX® in comparison to DARZALEX IV in patients with relapsed and refractory multiple myeloma. DARZALEX SC (utilizing ENHANZE technology) was found to be non-inferior to DARZALEX IV with regard the co-primary endpoints of Overall Response Rate and Maximum Trough concentration.

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

Product and Product Candidates
We have one marketed proprietary product, three partnered products, one proprietary product candidate targeting several indications in various stages of development, and one preclinical product candidate. The following table summarizes our proprietary product and product candidate as well as products and product candidates under development with our collaborators:

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	APPROVED INDICATION	
PROPRIETARY APPROVED PRODUCT			
HYLENEX® recombinant (hyaluronidase human injection)	Various	Adjuvant for subcutaneous fluid delivery for dispersion & absorption of other injected drugs	U.S. Approved
ENHANZE™ COLLABORATION APPROVED PRODUCTS			
Roche			
Herceptin® SC (trastuzumab) (Outside the U.S.) Herceptin Hylecta™ (trastuzumab and hyaluronidase-oysk) (U.S.)	Oncology	Breast Cancer	Approved in the U.S., EU and other countries outside the U.S (OUS).
MabThera® SC (rituximab) (Outside the U.S.) RITUXAN HYCELA™ (rituximab/hyaluronidase human) (U.S.)	Oncology	Multiple blood cancers	Approved for NHL in EU and OUS; Approved for CLL in EU. Approved for DLBCL, CLL and FL in the U.S.
Baxalta HYQVIA® [Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase]	Immunology	Primary Immunodeficiency	Approved for adults in EU, U.S., Puerto Rico and Australia; Pediatric indication approved in EU

All trademarks belong to their respective owners.

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	RESEARCH FOCUS	PRECLINICAL	PHASE 1	PHASE 2	PHASE 3	FILED	APPROVED
ENHANZE™ COLLABORATION PRODUCT CANDIDATES								
Roche (Total of 12 potential targets)								
PERJETA® (pertuzumab)/Herceptin® (trastuzmab)	Oncology	Breast Cancer				●		
TECENTRIQ® (atezolizumab)	Oncology			●				
Pfizer (Total of 6 potential targets)								
Janssen (Total of 5 potential targets)								
DARZALEX® (daratumumab)	Oncology	Amyloidosis				●		
		Smoldering Myeloma				●		
		Multiple Myeloma (4 studies)				●		
		Multiple Myeloma			●			
		Multiple Myeloma		●				
AbbVie (Total of 9 potential targets)								
Lilly (Total of 5 potential targets)	Undisclosed			●				
BMS (Total of 11 potential targets)								
OPDIVO® (nivolumab)	Oncology			●				
BMS-986179	Oncology			●				
Alexion (Total of 4 potential targets)								
ALXN1210	Various			●				
argenx (Total of 3 potential targets)								
ARGX-113	Autoimmunity		●

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
The pathologic accumulation of HA, along with other matrix components, creates a unique microenvironment for the growth of tumor cells compared to normal cells. We believe that degrading the HA component of the tumor microenvironment with PEGPH20 remodels the tumor microenvironment and we have observed tumor growth inhibition in animal models. Removal of HA from the tumor microenvironment results in expansion of previously constricted blood vessels allowing increased blood flow, potentially increasing the access of activated immune cells and factors in the blood into the tumor microenvironment. If PEGPH20 is administered in conjunction with other anti-cancer therapies, the increase in blood flow may allow anti-cancer therapies to have greater access to the tumor, which may enhance the treatment effect of therapeutic modalities like chemotherapies, monoclonal antibodies and other agents.
We are developing PEGPH20 as a targeted therapy, for patients who have tumors with high levels of HA. We have a collaboration with Ventana Medical Systems Inc. (Ventana), a member of the Roche Group, to develop, and for Ventana to ultimately commercialize, a companion diagnostic assay for use with PEGPH20. The companion diagnostic assay is being used to identify high levels of HA in tumor biopsies and may be the first diagnostic to target tumor-associated HA and possibly the first companion diagnostic assay in pancreatic cancer.

Pancreatic cancer indications:
Based on the results of Phase 1b and Phase 2 studies, HALO 109-201 and HALO 109-202, we embarked on a randomized, double blinded, placebo controlled study in previously untreated pancreas cancer patients to test PEGPH20 plus gemcitabine and nab-paclitaxel (ABRAXANE®) versus gemcitabine and ABRAXANE alone.
HALO 109-301:
In March 2015, we met with the FDA to discuss the interim efficacy and safety data from HALO-202, and the proposed selection of eligible patients based on a 50% cutpoint using the Ventana companion diagnostic for HA. Based on the feedback from that meeting, we proceeded with HALO 109-301 (HALO-301), a Phase 3 multicenter randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV PDA, using a design allowing for potential marketing application based on progression-free survival (PFS) (accelerated approval pathway) or overall survival (OS). The study enrolled patients whose tumors accumulate high levels of HA measured using the Ventana companion diagnostic test. Enoxaparin 1mg/kg once a day is used as a prophylactic against thromboembolic events in HALO-301. The FDA provided feedback on the current companion diagnostic approach and confirmed that an approved investigational device exemption (IDE) was required for the Phase 3 study.
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
Over 200 sites in 22 countries located in North America, Europe, South America, Asia and Australia were initiated to participate in the HALO-301 study. The study was fully enrolled with approximately 500 patients by the end of 2018. In January 2019, our independent Data Safety Monitoring Committee met to review ongoing safety data from the trial and informed us the study should proceed as planned. We project achieving the target number of OS events in the third quarter of 2019 and plan to initiate the database lock process for final analysis after 330 OS events have been achieved with mature data. As a result, the topline results will be available in the second half of 2019.
SWOG Study S1313:
In October 2013, SWOG, a cancer research cooperative group of more than 4,000 researchers in over 500 institutions around the world, initiated a 144 patient Phase 1b/2 randomized clinical trial in some of their study centers, examining PEGPH20 in combination with modified FOLFIRINOX chemotherapy compared to modified FOLFIRINOX treatment alone in patients with stage IV PDA, irrespective of HA levels, referred to as an all-comer population. This study was funded by the National Cancer Institute. In March 2017, SWOG stopped enrollment in the Phase 1b/2 trial following a recommendation of SWOG’s independent Data Monitoring committee after a preplanned futility analysis. In January 2018, SWOG presented final data of the all-comers population at the ASCO-GI conference which was subsequently published in the Journal of Clinical Oncology in February 2019. The median OS was 7.7 months for the PEGPH20 arm vs. 14.4 months in the modified FOLFIRINOX alone arm. Also, increased GI-toxicities and substantially shorter median treatment duration for modified FOLFIRINOX were reported for the PEGPH20 arm compared to the modified FOLFIRINOX alone arm. Collection of biopsy samples from participating sites to potentially enable an HA biomarker subgroup analysis has been completed. Due to the limited number of samples available, the data is not interpretable. Our PEGPH20 studies and clinical collaborations in combination with agents other than modified FOLFIRINOX continue unchanged.
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

Other indications outside of pancreatic cancer:
HALO 107-101:
In November 2015, we initiated a Phase 1b study exploring the combination of PEGPH20 and KEYTRUDA®, an immuno-oncology agent in relapsed non-small cell lung cancer (NSCLC) and gastric cancer. Following the results of Merck’s KEYNOTE-189 study evaluating KEYTRUDA in combination with chemotherapy as a first-line treatment, the standard of care in lung cancer is expected to change. Accordingly, we ended enrollment in the NSCLC cohort. Enrollment also ended in the gastric cancer cohort when the overall enrollment goal was reached. Both cohorts have completed patient treatments and study closure activities have been initiated. When the database is considered complete and locked, a Final Study Report will be generated and data presented.
In the NSCLC cohort we enrolled 17 of the target 30 patients in the dose expansion cohort prior to closing enrollment. Of the 13 currently evaluable patients, four patients experienced a greater than 30% reduction in tumor volume as assessed by investigator sites. Two of these patients had a further scan confirming the greater than 30% reduction was maintained. Of the four patients experiencing a greater than 30% reduction, three were PD-L1 negative, while data was unavailable for the fourth. We plan to present the data from the study at an upcoming medical conference.
In the gastric cancer cohort, we reached target enrollment of 34 patients in the dose finding and dose expansion cohort. Of the 26 currently evaluable patients, we have seen one responder in a PD-L1 positive patient. This response rate does not meet our threshold to continue development of PEGPH20 in combination with Keytruda alone in gastric cancer. The data was presented at the European Society for Medical Oncology Asia 2018 Conference.
Ongoing clinical collaboration:
In November 2016, we entered into an agreement with Genentech, a member of the Roche Group, to collaborate on clinical studies to evaluate their cancer immunotherapy Tecentriq, an anti-PD-L1 monoclonal antibody, in combination with PEGPH20, in up to eight different tumor types. Genentech initiated a Phase 1b/2 clinical trial in patients with previously treated metastatic PDA in July 2017 and a Phase 1b/2 clinical trial in patients with gastric cancer in October 2017, as part of its Morpheus master protocol. In February 2019, Genentech removed gastric cancer from its Morpheus master protocol and therefore closed enrollment in the gastric arm of the study, for which results will be reported when data is available. In March 2019, Genentech completed enrollment in the PDA arm of the study with 65 patients. We are supplying PEGPH20 for the Genentech-funded studies.
As part of our clinical collaboration with Genentech, we initiated a Phase 1b/2 clinical trial to assess Tecentriq with PEGPH20 in patients with cholangiocarcinoma and gall bladder cancer (HALO 110-101/MATRIX). Genentech is supplying Tecentriq for the Halozyme sponsored study. Enrollment is completed with a total of 74 patients enrolled in USA, South-Korea and Thailand. The study is ongoing with patients still receiving study medication. During the course of the study the initial fixed dose of 40mg Enoxaparin once a day was changed to a weight-adjusted dose of 1mg/kg once a day, which is used as a prophylactic against thromboembolic events. A higher incidence of thromboembolic events in the PEGPH20 containing experimental arms versus the control arm (17% vs 10%) triggered this change. The updated dose of Enoxaparin is consistent with the dose being used in HALO-301.
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
The FDA has also granted Orphan Drug designation for PEGPH20 for the treatment of pancreatic cancer. The FDA Office of Orphan Products Development’s mission is to advance the evaluation and development of products (drugs, biologics, devices, or medical foods) that demonstrate promise for the diagnosis and/or treatment of rare diseases or conditions. Similarly, the European Committee for Orphan Medicinal Products of the EMA designated PEGPH20 an orphan medicinal product for the treatment of pancreatic cancer.
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
In September 2013, Roche launched a subcutaneous (SC) formulation of Herceptin (trastuzumab) (Herceptin SC) in Europe for the treatment of patients with HER2-positive breast cancer followed by launches in additional countries. This formulation utilizes our ENHANZE technology and is administered in two to five minutes, compared to 30 to 90 minutes with the standard intravenous form. Directed at the same target, Roche initiated a Phase 1 study of PERJETA® (pertuzumab) and Herceptin (trastuzumab) using ENHANZE technology in patients with early breast cancer in March 2016. In June 2018, Roche initiated a global Phase 3 study of a fixed-dose combination of PERJETA and Herceptin using ENHANZE technology in patients with HER2-positive early breast cancer. In September 2018, we announced that Roche received approval from Health Canada for Herceptin SC for the treatment of patients with HER2-positive breast cancer. In February 2019, we announced that Roche received approval from the FDA for Herceptin SC under the brand name Herceptin Hylecta™ (trastuzumab and hyaluronidase-oysk). In April 2019, Roche made Herceptin Hylecta available in the U.S.
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
In September 2017, we and Roche entered into an agreement providing Roche the right to develop and commercialize one additional exclusive target using ENHANZE technology. The upfront license payment may be followed by event-based payments subject to Roche’s achievement of specified development, regulatory and sales-based milestones. In addition, Roche will pay royalties to us if products under the collaboration are commercialized.
In October 2018, we entered into an agreement with Roche for the right to develop and commercialize one additional exclusive target and an option to select two additional targets within four years using ENHANZE technology. The upfront license payment may be followed by event-based payments subject to Roche’s achievement of specified development, regulatory and sales-based milestones. In addition, Roche will pay royalties to us if products under the collaboration are commercialized.
In December 2018, Roche initiated a Phase 1b/2 study in patients with non-small cell lung cancer for Tecentriq (atezolizumab) using ENHANZE technology.
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
Janssen Collaboration
In December 2014, we and Janssen entered into a collaboration and license agreement, under which Janssen has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Janssen proprietary biologics directed to up to five targets. Targets may be selected on an exclusive basis. Janssen has elected CD38 as the first target on an exclusive basis. In October 2017, Janssen initiated its first Phase 3 study of subcutaneous delivery of DARZALEX® (daratumumab), directed at CD38, using ENHANZE technology, in multiple myeloma patients. Janssen has initiated six Phase 3 studies, one Phase 2 study and one Phase 1 study of daratumumab using ENHANZE technology in patients with amyloidosis, smoldering myeloma and multiple myeloma.
In February 2019, Janssen’s development partner, Genmab, announced positive Phase 3 trial results from the COLUMBA study evaluating subcutaneous DARZALEX in comparison to DARZALEX IV in patients with relapsed and refractory multiple myeloma. DARZALEX SC (utilizing ENHANZE technology) was found to be non-inferior to Darzalex IV with regard the co-primary endpoints of Overall Response Rate and Maximum Trough concentration.
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
BMS Collaboration
In September 2017, we and BMS entered into a collaboration and license agreement, which became effective in November 2017, under which BMS has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with BMS immuno-oncology targets directed at up to eleven targets. Targets may be selected on an exclusive basis, with the exception of one co-exclusive target. BMS has designated multiple immuno-oncology targets including programmed death 1 (PD-1) and has an option to select additional targets within five years from the effective date. In October 2018, BMS dosed the first patient in a Phase 1 study evaluating the safety, pharmacokinetics and pharmacodynamics of BMS-986179, an investigational anti-CD-73 antibody using ENHANZE technology. BMS is currently in a Phase 1 study of OPDIVO® (nivolumab) using ENHANZE technology.
Alexion Collaboration
In December 2017, we and Alexion entered into a collaboration and license agreement, under which Alexion has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Alexion’s portfolio of products directed at up to four targets. Targets may be selected on an exclusive basis. Alexion elected two targets on an exclusive basis, including a C5 complement inhibitor and has an option to select two additional targets within five years from the effective date. In August 2018, Alexion initiated a Phase 1 trial to study a next-generation subcutaneous formulation of ALXN1210 using ENHANZE technology. This next-generation subcutaneous formulation, called ALXN1810, has the potential to extend the dosing interval from once a week to once every two weeks or once per month.
argenx Collaboration
In February 2019, we entered into an agreement with argenx for the right to develop and commercialize one exclusive target, the human neonatal Fc receptor, FcRn, which includes argenx's lead asset efgartigimod (ARGX-113), and an option to select two additional targets using ENHANZE technology.
For a further discussion of the collaboration agreements, refer to Note 4, Revenue.

Results of Operations
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Royalties – Royalty revenue was $18.0 million for the three months ended March 31, 2019 compared to $20.9 million for the three months ended March 31, 2018. The decrease was mainly driven by lower sales of Herceptin SC by Roche, partially offset by higher sales of RITUXAN HYCELA™ in the U.S. by Roche. In general, we expect royalty revenue to be flat or decline in the near term, primarily attributable to the ongoing impact from biosimilars in Europe.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018	Change
Sales of bulk rHuPH20:
Roche	$4,461	$2,131	$2,330
Baxalta	45	712	(667)
Other	576	535	41
Sales of ENHANZE drug product	137	—	137
Sales of Hylenex	3,171	3,423	(252)
Total product sales, net	$8,390	$6,801	$1,589
Product sales, net increased $1.6 million in the three months ended March 31, 2019 compared to the same period in 2018, mainly due to an increase in the sales of bulk rHuPH20 to Roche, offset by a decrease in sales of Hylenex and bulk rHuPH20 to Baxalta. We expect that product sales of bulk rHuPH20 and ENHANZE drug product will fluctuate in future periods based on the needs of our collaborators. We expect that future product sales of Hylenex to be flat or declining as we experience competition for market share.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018	Change
Upfront license fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments:
BMS	—	1,336	(1,336)
Roche	—	1,000	(1,000)
argenx	30,000	—	30,000
	30,000	2,336	27,664
Reimbursements for research and development services	606	791	(185)
Total revenues under collaborative agreements	$30,606	$3,127	$27,479
Revenue from license fees increased $27.5 million in the three months ended March 31, 2019, compared to the same period in 2018 mainly due to a $30.0 million upfront license fee for the argenx Collaboration recognized in the three months ended March 31, 2019, and no such revenue recognized in the three months ended March 31, 2018. Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments vary from period to period based on our ENHANZE collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our collaborators’ ability to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Revenue from reimbursements for research and development services decreased in the three months ended March 31, 2019, compared to the same period in 2018 mainly due to a decrease in services provided to Janssen and Baxalta. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount and timing of future revenues related to reimbursable research and development services is uncertain.
Cost of Product Sales – Cost of product sales were $4.6 million for the three months ended March 31, 2019 compared to $3.1 million for the three months ended March 31, 2018. The increase of $1.5 million in cost of product sales was mainly due to an increase in sales of bulk rHuPH20 to Roche. There were $0.2 million of costs of bulk rHuPH20 and ENHANZE drug product sales for the three months ended March 31, 2019 that were previously expensed as research and development.

Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Three Months Ended
	March 31,
Programs	2019	2018	Change
PEGPH20	$25,899	$32,511	$(6,612)
ENHANZE collaborations and rHuPH20 platform	4,911	5,001	(90)
Other	518	464	54
Total research and development expenses	$31,328	$37,976	$(6,648)
Research and development expenses relating to our PEGPH20 programs for the three months ended March 31, 2019 decreased by 20%, compared to the same period in 2018, primarily due to decreased clinical trial activities resulting from the completion of enrollment of HALO-301 in December 2018 and decreased clinical trial activities related to the HALO-202 study and the HALO 107-101 study, partially offset by an increase in clinical trial activities in the HALO 110-101/MATRIX study. We expect these expenses to decrease as our clinical trial activities decrease in the near term.
Research and development expenses relating to our ENHANZE collaborations and our rHuPH20 platform for the three months ended March 31, 2019 decreased by 2%, compared to the same period in 2018, primarily due to a decrease in support for one-time partner research and development projects, partially offset by increased costs to support new partners and targets related to our ENHANZE collaboration activity. We expect research and development expenses relating to our ENHANZE collaborations and our rHuPH20 platform to increase in the near term. The rHuPH20 platform includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses were $18.0 million for the three months ended March 31, 2019 compared to $13.6 million for the three months ended March 31, 2018. The increase of $4.4 million, or 32%, was primarily due to an increase in market research expenses as we prepare for a potential commercial launch of PEGPH20 and compensation expense including stock compensation. We expect SG&A expenses to increase moderately in future periods as our operations expand.
Interest Expense – Interest expense was $3.2 million for the three months ended March 31, 2019 compared to $5.2 million for the three months ended March 31, 2018. The decrease of $2.0 million was primarily due to a decrease in the Royalty-backed Loan balance.
Income Tax Expense – Income tax expense was $22 thousand for the three months ended March 31, 2019, compared to $0.2 million for the three months ended March 31, 2018 due to a decrease in estimated state taxes.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of March 31, 2019, we had cash, cash equivalents and marketable securities of $328.7 million. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements and cash on hand will depend on the progress and success of our clinical development programs, regulatory and market acceptance, the resources we devote to research and commercialization activities and the achievement of various milestones and royalties under our existing collaborative agreements.
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

Our existing cash, cash equivalents and marketable securities may not be adequate to fund our operations until we become profitable, if ever. We cannot be certain that additional financing will be available when needed or, if available, financing will be obtained on favorable terms. If we are unable to raise sufficient funds, we may need to delay, scale back or eliminate some or all of our research and development programs, delay the launch of our product candidates, if approved, and/or restructure our operations. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders could result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations, the issuance of warrants that may ultimately dilute existing stockholders when exercised and covenants that may restrict our ability to operate our business
Cash Flows
Operating Activities
Net cash used in operations was $4.4 million for the three months ended March 31, 2019 compared to $22.2 million for the three months ended March 31, 2018. The $17.8 million decrease in utilization of cash in operations was mainly due to an increase in cash received related to the argenx upfront license fee of $30.0 million, offset by a decrease in working capital for the three months ended March 31, 2019 compared to the corresponding period in the prior year.
Investing Activities
Net cash provided by investing activities was $28.8 million for the three months ended March 31, 2019 compared to $35.9 million net cash used in investing activities for the three months ended March 31, 2018. The decrease in net cash used in investing activities was primarily due to an increase in proceeds from maturities of marketable securities for the three months ended March 31, 2019.
Financing Activities
Net cash used in financing activities was $21.7 million for the three months ended March 31, 2019, compared to net cash used in financing activities of $12.7 million for the three months ended March 31, 2018, mainly due to $5.4 million decrease in net proceeds from the issuance of common stock under equity incentive plans and increased amount of repayments of long-term debt of $3.7 million in the three months ended March 31, 2019.
Long-Term Debt
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty LLC (Halozyme Royalty), we received a $150 million loan (the Royalty-backed Loan) pursuant to a credit agreement (the Credit Agreement) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the Royalty-backed Lenders). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (Collaboration Agreements). The royalty payments from the Collaboration Agreements will be used to repay the principal and interest on the loan (the Royalty Payments). The Royalty-backed Loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. The interest rate as of March 31, 2019 was 10.25%. The outstanding balance of the Royalty-backed Loan as of March 31, 2019 was $68.2 million net of unamortized debt discount of $0.2 million.
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
Oxford and SVB Loan and Security Agreement
In June 2016, we entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC and Silicon Valley Bank (SVB) (collectively, the Lenders), providing a senior secured loan facility of up to an aggregate principal amount of $70 million, comprising a $55.0 million draw in June 2016 and an additional $15.0 million tranche, which we had the option to draw during the second quarter of 2017 and did not exercise. The proceeds were partially used to pay the outstanding principal and final payment owed on a previous loan agreement with the Lenders. The remaining proceeds are being used for working capital and general business requirements. The Loan Agreement repayment schedule provides for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of January 1, 2021. The Loan Agreement provides for a final payment equal to 5.50% of the initial $55.0 million principal amount. The final payment is due when the Loan Agreement becomes due or upon the prepayment of the facility. We have the option to prepay the outstanding balance of the Loan Agreement in full. The outstanding term loan balance was $37.2 million as of March 31, 2019 net of unamortized debt discount of $0.8 million.
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
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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

As described in our 2018 Form 10-K, the most critical accounting policies and estimates upon which our condensed consolidated financial statements were prepared were those relating to revenue recognition, debt classification, stock compensation and research and development expenses - clinical trials. We have reviewed our policies and estimates and determined that these remain the most critical accounting policies and estimates for the three months ended March 31, 2019. Readers should refer to our 2018 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” and Note 1 to the accompanying financial statements for descriptions of these policies and estimates.
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
Relative to expenses incurred in our operations, we have generated only limited revenues from product sales, royalties, licensing fees, milestone payments, bulk rHuPH20 supply payments and research reimbursements to date and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, royalties, licensing fees, research reimbursements, bulk rHuPH20 supply payments and/or milestone payments, we expect to incur significant operating losses over the next few years and we may never become profitable on an extended basis. Through March 31, 2019, we have incurred aggregate net losses of $529.6 million.
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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. The high and low sales prices of our common stock during the three months ended March 31, 2019 and 2018 were $20.54 and $13.24, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risks during the quarter ended March 31, 2019.
As of March 31, 2019, our cash equivalents and marketable securities consisted of investments in money market funds, U.S. Treasury securities, asset-backed securities, corporate debt obligations and commercial paper. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. Based on our current investment portfolio as of March 31, 2019, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws, as amended (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 3, 2019 (File No. 001-32335).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 19, 2016 (File No. 001-32335).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	May 7, 2019	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 7, 2019	/s/ Laurie D. Stelzer
Laurie D. Stelzer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)