Form 10-Q
period 2019-06-30
HALOZYME THERAPEUTICS, INC.
filed 2019-08-06
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number 001-32335
___________________________
HALOZYME THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)
___________________________

Delaware	88-0488686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11388 Sorrento Valley Road	92121
San Diego	(Zip Code)
California
(Address of principal executive offices)
(858) 794-8889
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	HALO	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 146,310,920 as of July 31, 2019

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$67,041	$57,936
Marketable securities, available-for-sale	220,424	296,590
Accounts receivable, net and other contract assets	32,219	30,005
Inventories	43,900	22,625
Prepaid expenses and other assets	28,122	20,693
Total current assets	391,706	427,849
Property and equipment, net	15,079	7,465
Prepaid expenses and other assets	10,545	4,434
Restricted cash	500	500
Total assets	$417,830	$440,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,467	$4,079
Accrued expenses	45,561	49,529
Deferred revenue, current portion	6,511	4,247
Current portion of long-term debt, net	70,878	91,506
Total current liabilities	135,417	149,361
Deferred revenue, net of current portion	1,746	5,008
Long-term debt, net	14,083	34,874
Other long-term liabilities	6,532	2,118
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 145,859 and 144,725 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	146	145
Additional paid-in capital	803,782	780,457
Accumulated other comprehensive income (loss)	390	(277)
Accumulated deficit	(544,266)	(531,438)
Total stockholders’ equity	260,052	248,887
Total liabilities and stockholders’ equity	$417,830	$440,248
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Royalties	$18,107	$19,989	$36,060	$40,933
Product sales, net	5,760	4,483	14,150	11,284
Revenues under collaborative agreements	15,281	10,730	45,887	13,857
Total revenues	39,148	35,202	96,097	66,074
Operating expenses:
Cost of product sales	1,877	836	6,526	3,888
Research and development	33,910	40,086	65,238	78,062
Selling, general and administrative	17,338	14,353	35,344	27,909
Total operating expenses	53,125	55,275	107,108	109,859
Operating loss	(13,977)	(20,073)	(11,011)	(43,785)
Other income (expense):
Investment and other income, net	1,983	1,983	4,040	3,651
Interest expense	(2,613)	(4,770)	(5,818)	(10,000)
Net loss before income taxes	(14,607)	(22,860)	(12,789)	(50,134)
Income tax expense	17	33	39	220
Net loss	$(14,624)	$(22,893)	$(12,828)	$(50,354)

Net loss per share:
Basic and diluted	$(0.10)	$(0.16)	$(0.09)	$(0.35)

Shares used in computing net loss per share:
Basic and diluted	145,411	143,568	145,051	143,114
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(14,624)	$(22,893)	$(12,828)	$(50,354)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	332	145	667	(273)
Foreign currency translation adjustment	(2)	(11)	(1)	(13)
Unrealized gain (loss) on foreign currency	(1)	—	1	—
Total comprehensive loss	$(14,295)	$(22,759)	$(12,161)	$(50,640)
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,

	2019	2018
Operating activities:
Net loss	$(12,828)	$(50,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	19,308	17,817
Depreciation and amortization	2,024	1,186
Amortization of debt discount	554	839
Accretion of discounts on marketable securities, net	(1,733)	(1,270)
Deferral of unearned revenue	—	3,000
Recognition of deferred revenue	(998)	(1,834)
Deferral of lease payments	(203)	158
Other	8	(13)
Changes in operating assets and liabilities:
Accounts receivable, net and other contract assets	(2,214)	8,036
Inventories	(21,275)	(3,258)
Prepaid expenses and other assets	(13,540)	(9,153)
Accounts payable and accrued expenses	1,687	(6,189)
Net cash used in operating activities	(29,210)	(41,035)
Investing activities:
Purchases of marketable securities	(233,684)	(209,915)
Proceeds from maturities of marketable securities	312,249	167,665
Purchases of property and equipment	(2,295)	(1,257)
Net cash provided by (used in) investing activities	76,270	(43,507)
Financing activities:
Repayment of long-term debt	(41,973)	(37,143)
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	4,018	8,118
Net cash used in financing activities	(37,955)	(29,025)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,105	(113,567)
Cash, cash equivalents and restricted cash at beginning of period	58,436	169,240
Cash, cash equivalents and restricted cash at end of period	$67,541	$55,673

Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for purchases of property and equipment	$545	$65
Right-of-use assets obtained in exchange for lease obligation	$165	$—
Leasehold improvements paid by lessor	$—	$1,322
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF MARCH 31, 2019	145,364	145	789,483	61	(529,642)	260,047
Share-based compensation expense	—	—	9,833	—	—	9,833
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	412	1	4,466	—	—	4,467
Issuance of restricted stock awards, net	83	—	—	—	—	—
Other comprehensive income	—	—	—	329	—	329
Net loss	—	—	—	—	(14,624)	(14,624)
BALANCE AS OF JUNE 30, 2019	145,859	146	803,782	390	(544,266)	260,052

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF JANUARY 1, 2019	144,725	145	780,457	(277)	(531,438)	248,887
Share-based compensation expense	—	—	19,308	—		19,308
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	1,053	1	4,017	—		4,018
Issuance of restricted stock awards, net	81	—	—	—		—
Other comprehensive income	—	—	—	667		667
Net loss	—	—	—	—	(12,828)	(12,828)
BALANCE AS OF JUNE 30, 2019	145,859	146	803,782	390	(544,266)	260,052

	Three Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF MARCH 31, 2018	143,886	144	744,359	(870)	(478,569)	265,064
Share-based compensation expense	—	—	9,478	—	—	9,478
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	300	—	3,141	—	—	3,141
Issuance of restricted stock awards, net	36	—	—	—	—	—
Other comprehensive income	—	—	—	134	—	134
Net loss	—	—	—	—	(22,893)	(22,893)
BALANCE AS OF JUNE 30, 2018	144,222	144	756,978	(736)	(501,462)	254,924

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF JANUARY 1, 2018	142,789	143	731,044	(450)	(522,371)	208,366
Adjustment to beginning accumulated deficit	—	—	—	—	71,263	71,263
Share-based compensation expense	—	—	17,817	—	—	17,817
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	1,416	1	8,117	—	—	8,118
Issuance of restricted stock awards, net	17	—	—	—	—	—
Other comprehensive loss	—	—	—	(286)	—	(286)
Net loss	—	—	—	—	(50,354)	(50,354)
BALANCE AS OF JUNE 30, 2018	144,222	144	756,978	(736)	(501,462)	254,924
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
Except where specifically noted or the context otherwise requires, references to “Halozyme,” “the Company,” “we,” “our,” and “us” in these notes to the condensed consolidated financial statements refer to Halozyme Therapeutics, Inc. and its wholly owned subsidiary, Halozyme, Inc., and Halozyme, Inc.’s wholly owned subsidiaries, Halozyme Holdings Ltd., Halozyme Royalty LLC, Halozyme Switzerland GmbH and Halozyme Switzerland Holdings GmbH.

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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within ninety days or less from the date of purchase. As of June 30, 2019, our cash equivalents consisted of money market funds.
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
Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At June 30, 2019 and December 31, 2018, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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
As of June 30, 2019 and December 31, 2018, inventories consisted of $1.6 million and $2.2 million, respectively, of Hylenex recombinant inventory, net and $42.3 million and $20.4 million, respectively, of bulk rHuPH20.
Leases

The Company has entered into operating leases primarily for real estate and automobiles. These leases have terms which range from 3 years to 6 years. We determine if an arrangement contains a lease at inception. Right of use (“ROU”) assets and liabilities resulting from operating leases are included in property and equipment, accrued expenses and other long-term liabilities on our condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the discount rate to calculate the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our leases often include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that we will exercise that option. As of June 30, 2019 it is not reasonably certain that these options will be exercised and they are not included within the lease term. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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
Royalties and Revenues under Collaborative Agreements
Under these agreements, we grant the collaboration partner a worldwide license to develop and commercialize products using our ENHANZE technology to combine our patented rHuPH20 enzyme with their proprietary biologics directed at up to a specified number of targets. Targets are usually licensed on an exclusive, global basis. Targets selected subsequent to inception of the arrangement require payment of an additional license fee. The collaboration partner is responsible for all development, manufacturing, clinical, regulatory, sales and marketing costs for any products developed under the agreement. We are responsible for supply of bulk rHuPH20 based on the collaboration partner’s purchase orders and may also be separately engaged to perform research and development services. While these collaboration agreements are similar in that they originate from the same framework, each one is the result of an arms-length negotiation and thus may vary from one to the other.
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
Because our agreements have one type of performance obligation (licenses) which are typically all transferred at the same time at agreement inception, allocation of transaction price often is not required. However, allocation is required when licenses for some of the individual targets are subject to rights of exchange, because revenue associated with these targets cannot be recognized. We perform an allocation of the upfront amount based on relative SSP of licenses for individual targets. We determine license SSP using income-based valuation approach utilizing risk-adjusted discounted cash flow projections of the estimated return a licensor would receive. When amounts subject to uncertainties, such as milestones and royalties, are included in the transaction price, we attribute them to the specific individual target licenses which generate such milestone or royalty amounts.
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
Revenue Presentation
In our statements of operations, we report as revenues under collaborative agreements the upfront payments, event-based development and regulatory milestones and sales milestones. We also include in this category revenues from separate research and development contracts pursuant to project authorization forms. We report royalties received from collaboration partners as a separate line in our statements of operations.
Revenues from sales of Hylenex recombinant, bulk rHuPH20 that has alternative future use and ENHANZE drug product are included in product sales, net.
In the footnotes to our condensed consolidated financial statements, we provide disaggregated revenue information by type of arrangement (product sales, net, collaborative agreements and research and development services), and additionally, by type of payment stream received under collaborative agreements (upfront license fees, event-based development and regulatory milestones and other fees, sales milestones and royalties).
Cost of Product Sales
Cost of product sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of Hylenex recombinant and bulk rHuPH20 and ENHANZE drug product that has alternative future use. Cost of product sales also consists of the write-down of excess, dated and obsolete inventories and the write-off of inventories that do not meet certain product specifications, if any. Prior to bulk rHuPH20 and ENHANZE drug product having alternative future use, all costs related to the manufacturing of those products were charged to research and development expenses in the periods such costs were incurred. During the three and six months ended June 30, 2019, sales of bulk rHuPH20 and ENHANZE drug product included $0.3 million and $0.5 million of cost of sales that were previously expensed as research and development. Of the bulk rHuPH20 and ENHANZE drug product that has alternative future use on hand as of June 30, 2019, approximately $1.3 million in manufacturing costs were previously recorded as research and development expenses. We expect to sell this inventory by the end of 2020.
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
The Company’s 2015 and 2016 federal returns were selected for audit by the IRS. The audit is currently in process and the Company does not expect any material adjustments as a result of the IRS audit.
Net Loss Per Share
Basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Outstanding stock options, unvested RSAs, unvested RSUs and unvested PRSUs are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. For the three and six months ended  June 30, 2019 and 2018, approximately 15.7 million and 14.2 million shares, respectively, of outstanding stock options, unvested RSAs, and unvested RSUs were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive.

Segment Information
We operate our business in one segment, which includes all activities related to the research, development and commercialization of our proprietary enzymes. This segment also includes revenues and expenses related to (i) research and development and bulk rHuPH20 manufacturing activities conducted under our collaborative agreements with third parties and (ii) product sales of Hylenex recombinant. The chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment. Our long-lived assets located in foreign countries had no book value as of June 30, 2019 and December 31, 2018.

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

3. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	21,139	70	—	21,209
Corporate debt securities	100,429	244	(19)	100,654
U.S. Treasury securities	69,665	118	—	69,783
Commercial paper	28,778	—	—	28,778
	220,011	432	(19)	220,424

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$39,787	$—	$(40)	$39,747
Corporate debt securities	57,860	—	(127)	57,733
U.S. Treasury securities	84,924	—	(87)	84,837
Commercial paper	114,273	—	—	114,273
	$296,844	$—	$(254)	$296,590

As of June 30, 2019, four of our available-for-sale debt securities with a fair market value of $23.0 million were in a gross unrealized loss position of $19 thousand. Based on our review of these marketable securities, we believe we had no other than-temporary impairments on these securities as of June 30, 2019, because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	June 30, 2019	December 31, 2018
	Estimated Fair Value
Due within one year	$178,217	$296,590
After one but within five years	42,207	—
	$220,424	$296,590

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2019			December 31, 2018
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$67,772	$—	$67,772	$57,987	$—	$57,987

Available-for-sale marketable securities:
Asset-backed securities	—	21,209	21,209	—	39,747	39,747
Corporate debt securities	—	100,654	100,654	—	57,733	57,733
U.S. Treasury securities	69,783	—	69,783	84,837	—	84,837
Commercial paper	—	28,778	28,778	—	114,273	114,273
	$137,555	$150,641	$288,196	$142,824	$211,753	$354,577

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2019. We had no instruments that were classified within Level 3 as of June 30, 2019 and December 31, 2018.
4. Revenue
Our disaggregated revenues were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Royalties	$18,107	$19,989	$36,060	$40,933

Product sales, net
Sales of bulk rHuPH20	$1,470	$571	6,552	3,949
Sales of ENHANZE drug product	188	135	325	135
Sales of Hylenex	4,102	3,777	7,273	7,200
Total product sales, net	5,760	4,483	14,150	11,284

Revenues under collaborative agreements:
Upfront license and target nomination fees	10,000	—	40,000	1,336
Event-based development and regulatory milestones and other fees	5,000	10,000	5,000	11,000
Research and development services	281	730	887	1,521
Total revenues under collaborative agreements	15,281	10,730	45,887	13,857

Total revenue	$39,148	$35,202	$96,097	$66,074

During the three months ended June 30, 2019 we recognized revenue related to licenses granted to collaboration partners in prior periods in the amount of $23.1 million. This amount represents royalties earned in the current period, in addition to $5.0 million of variable consideration in the contracts where uncertainties have been resolved and the development milestones are expected to be achieved. We recognized revenue of $0.5 million during the three months ended June 30, 2019 that had been included in deferred revenues at December 31, 2018.
During the six months ended June 30, 2019 we recognized revenue related to licenses granted to collaboration partners in prior periods in the amount of $41.1 million . This amount represents royalties earned in the current period, in addition to $5.0 million of variable consideration in the contracts where uncertainties have been resolved and the development milestones are expected to be achieved. We recognized revenue of $1.0 million during the six months ended June 30, 2019 that had been included in deferred revenues at December 31, 2018. We did not recognize any adjustments to reduce sales reserves and allowances liability related to Hylenex recombinant sales in prior periods.
Accounts receivable, net, other contract assets and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accounts receivable, net	$32,219	$30,005
Other contract assets	5,000	—
Deferred revenues	8,257	9,255

As of June 30, 2019, the amounts included in the transaction price of our contracts with customers, including collaboration partners, and allocated to goods and services not yet provided were $10.6 million, of which $2.3 million relates to unfulfilled product purchase orders and $8.3 million has been collected and is reported as deferred revenues. The unfulfilled product purchase orders are estimated to be delivered during the remainder of 2019. Of the total deferred revenues of $8.3 million, $6.5 million is expected to be used by our customers within the next 12 months.

We recognized contract assets of $5.0 million related to collaborative agreements at June 30, 2019 for development milestones deemed probable of receipt for intellectual property licenses granted to collaboration partners in prior periods. The following table presents amounts under our collaborative agreements included in the transaction price (i.e. cumulative amounts triggered or probable) as of June 30, 2019 (in thousands):

	Upfront (1)	Event-based (2)	Sales (3)	Total
Collaboration partner and agreement date:
Roche (December 2006, September 2017 and October 2018)	$95,000	$30,000	$22,000	$147,000
Baxalta (September 2007)	10,000	3,000	9,000	22,000
Pfizer (December 2012)	14,500	2,000	—	16,500
Janssen (December 2014)	15,250	15,000	—	30,250
AbbVie (June 2015)	23,000	6,000	—	29,000
Lilly (December 2015)	33,000	—	—	33,000
BMS (September 2017)	105,000	5,000	—	110,000
Alexion (December 2017)	40,000	5,000	—	45,000
argenx (February 2019)	40,000	5,000	—	45,000
Royalties				287,127
Total amounts under our collaborative agreements included in the transaction price				764,877

(1)	Upfront and additional target selection fees

(2)	Event-based development and regulatory milestone amounts and other fees

(3)	Sales-based milestone amounts
Through June 30, 2019, our collaboration partners have completed development, obtained marketing authorization approvals for certain indications and commenced commercialization of the following products:

•
Roche, for Herceptin SC in the European Union (“EU”) in August 2013 and in Canada in September 2018, and its equivalent Herceptin Hylecta in the US in February 2019; and MabThera SC in the EU in March 2014 and its equivalent RITUXAN HYCELA in the US in June 2017;

•	Baxalta, for HYQVIA in the EU and in the US in May 2013.
The remaining targets and products are currently in the process of development by the collaboration partners.
5. Certain Balance Sheet Items
Accounts receivable, net and other contract assets consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accounts receivable from product sales to collaborators	$7,125	$3,717
Accounts receivable from revenues under collaborative agreements	507	5,499
Accounts receivable from royalty payments	18,183	19,199
Accounts receivable from other product sales	2,071	2,182
Other contract assets	5,000	—
Subtotal	32,886	30,597
Allowance for distribution fees and discounts	(667)	(592)
Total accounts receivable, net and other contract assets	$32,219	$30,005

Inventories consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$3,633	$735
Work-in-process	20,399	11,430
Finished goods	19,868	10,460
Total inventories	$43,900	$22,625

Prepaid expenses and other assets consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Prepaid manufacturing expenses	$19,923	$8,230
Prepaid research and development expenses	7,684	7,922
Other prepaid expenses	3,574	2,513
Other assets	7,486	6,462
Total prepaid expenses and other assets	38,667	25,127
Less long-term portion	10,545	4,434
Total prepaid expenses and other assets, current	$28,122	$20,693

Prepaid manufacturing expenses include raw materials, slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory as materials are used or the CMO services are complete.
Property and equipment, net consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Research equipment	$11,563	$9,945
Manufacturing equipment	3,408	3,979
Computer and office equipment	5,964	5,211
Leasehold improvements	4,848	4,569
Subtotal	25,783	23,704
Accumulated depreciation and amortization	(17,214)	(16,239)
Subtotal	8,569	7,465
Right of use assets	6,510	—
Property and equipment, net	$15,079	$7,465
Depreciation and amortization expense was approximately $1.0 million and $0.6 million, inclusive of ROU asset amortization of $0.4 million and zero for the three months ended June 30, 2019 and 2018 respectively.
Depreciation and amortization expense was approximately $2.0 million and $1.2 million, inclusive of ROU asset amortization of $0.8 million and zero for the six months ended June 30, 2019 and 2018 respectively.

Accrued expenses consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued outsourced research and development expenses	$13,526	$21,921
Accrued compensation and payroll taxes	10,509	16,604
Accrued outsourced manufacturing expenses	13,957	3,975
Other accrued expenses	5,842	7,623
Lease liability	8,259	—
Total accrued expenses	52,093	50,123
Less long-term portion	6,532	594
Total accrued expenses, current	$45,561	$49,529

Expense associated with the accretion of the lease liabilities was approximately $0.2 million and zero for the three months ended June 30, 2019 and 2018 respectively. Total lease expense for the three months ended June 30, 2019 and 2018 was $0.7 million and $0.6 million respectively.
Expense associated with the accretion of the lease liabilities was approximately $0.4 million and zero for the six months ended June 30, 2019 and 2018, respectively. Total lease expense for the six months ended June 30, 2019 and 2018 $1.3 million and $1.2 million respectively.
Cash paid for amounts related to leases for the three months ended June 30, 2019 and 2018 was $0.8 million and $0.6 million, and $1.5 million and $1.0 million for the six months ended June 30, 2019 and 2018, respectively.
Deferred revenue consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Collaborative agreements
License fees and event-based payments	$2,264	$2,264
Product sales	5,993	6,991
Total deferred revenue	8,257	9,255
Less current portion	6,511	4,247
Deferred revenue, net of current portion	$1,746	$5,008

6. Long-Term Debt, Net
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty LLC (“Halozyme Royalty”), we received a $150 million loan (the “Royalty-backed Loan”) pursuant to a credit agreement (the “Credit Agreement”) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the “Royalty-backed Lenders”). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (“Collaboration Agreements”). The royalty payments from the Collaboration Agreements will be used to repay the principal and interest on the loan (the “Royalty Payments”).  The Royalty-backed Loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. The interest rate as of June 30, 2019 was 10.25%.
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

Because the repayment of the term loan is contingent upon the level of Royalty Payments received, the repayment term may be shortened or extended depending on the actual level of Royalty Payments. The final maturity date of the Royalty-backed Loan will be the earlier of (i) the date when principal and interest is paid in full, (ii) the termination of Halozyme Royalty’s right to receive royalties under the Collaboration Agreements, and (iii) December 31, 2050.  Currently, we estimate that the loan will be repaid in the second quarter of 2020. This estimate could be adversely affected and the repayment period could be extended if future royalty amounts are less than currently expected. Under the terms of the Credit Agreement, at any time after January 1, 2019, Halozyme Royalty may, subject to certain limitations, prepay the outstanding principal of the Royalty-backed Loan in whole or in part, at a price equal to 105% of the outstanding principal on the Royalty-backed Loan, plus accrued but unpaid interest. The Royalty-backed Loan constitutes an obligation of Halozyme Royalty and is non-recourse to Halozyme. Halozyme Royalty retains its right to the Royalty Payments following repayment of the loan.
As of June 30, 2019, we were in compliance with all covenants under the Royalty-backed Loan and there was no material adverse change in our business, operations or financial condition.
We began making principal and interest payments against the Royalty-backed Loan in the first quarter of 2017 and therefore had no capitalized interest in the six months ended June 30, 2019. In addition, we recorded accrued interest, which is included in accrued expenses, of $0.3 million and $0.4 million as of June 30, 2019 and December 31, 2018, respectively
In connection with the Royalty-backed Loan, we paid the Royalty-backed Lenders a fee of $1.5 million and incurred additional debt issuance costs totaling $0.4 million, which includes expenses that we paid on behalf of the Royalty-backed Lenders and expenses incurred directly by us. Debt issuance costs and the lender fee have been netted against the debt as of June 30, 2019 and are being amortized over the estimated term of the debt using the effective interest method. For the three months ended June 30, 2019 and 2018, the Company recognized interest expense, including amortization of the debt discount, related to the Royalty-backed Loan of $1.8 million and $3.5 million, and $4.0 million and $7.4 million for the six months ended June 30, 2019 and 2018 respectively. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short- and long-term classification of these costs, as well as the period over which these costs will be amortized. The outstanding balance of the Royalty-backed Loan as of June 30, 2019 was $52.0 million, net of unamortized debt discount of $0.1 million.
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
 As of June 30, 2019, we were in compliance with all covenants under the Loan Agreement and there was no material adverse change in our business, operations or financial condition.
Interest expense, including amortization of the debt discount, related to the Loan Agreement totaled $0.9 million and $1.3 million for the three months ended June 30, 2019 and 2018, and $1.8 million and $2.6 million for the six months ended June 30, 2019 and 2018 respectively. Accrued interest, which is included in accrued expenses, was $0.2 million and $0.3 million as of June 30, 2019 and December 31, 2018, respectively. The outstanding term loan balance was $32.9 million as of June 30, 2019, inclusive of $2.5 million of accretion of the final payment and net of unamortized debt discount related to offering costs of $0.1 million.
7. Share-based Compensation
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$4,713	$4,786	$9,003	$8,700
Selling, general and administrative	5,120	4,692	10,305	9,117
Share-based compensation expense	$9,833	$9,478	$19,308	$17,817

Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	$5,176	$4,821	$10,229	$9,380
RSAs, RSUs and PRSUs	4,657	4,657	9,079	8,437
	$9,833	$9,478	$19,308	$17,817

We granted stock options to purchase approximately 0.7 million and 0.3 million shares of common stock during the three months ended June 30, 2019 and 2018, respectively, and 2.9 million and 1.9 million shares of the Company’s stock during the six months ended June 30, 2019 and 2018, respectively. The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes model”). Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments. The assumptions used in the Black-Scholes model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected volatility	55.38-56.32%	61.80-62.12%	55.38-56.94%	61.80-70.06%
Average expected term (in years)	5.5	5.5	5.5	5.5
Risk-free interest rate	1.83-2.31%	2.55-2.82%	1.83-2.56%	2.25-2.82%
Expected dividend yield	—	—	—	—

Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	June 30, 2019
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$46,586	2.81
RSAs	$1,828	0.67
RSUs	$31,742	2.82

8. Stockholders’ Equity
During the six months ended June 30, 2019 and 2018, we issued an aggregate of 556,323 and 987,700 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $11.10 and $10.81 per share, respectively, for net proceeds of approximately $6.2 million and $10.7 million, respectively. For the six months ended June 30, 2019 and 2018, we issued 496,850 and 565,340 shares of common stock, respectively, upon vesting of certain RSUs for which 131,315 and 136,825 RSUs were withheld from the RSU holders, respectively, to pay for minimum withholding taxes totaling approximately 2.1 million and $4.1 million, respectively. Stock options and unvested restricted units totaling approximately 15.5 million shares and 13.4 million shares of our common stock were outstanding as of June 30, 2019 and December 31, 2018, respectively.
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
Our commitments include payments related to our commenced operating leases. Approximate annual future minimum operating lease payments as of June 30, 2019 are as follows (in thousands; excluding the six months ended June 30, 2019):

Year:	Operating Leases
2019	$1,511
2020	3,066
2021	2,565
2022	2,506
2023	112
Total minimum lease payments	$9,760
Less imputed interest	$(1,501)
Total	$8,259

The weighted-average remaining lease term of our operating leases is approximately 3.4 years. As of June 30, 2019 we have an additional operating lease for real estate that has not yet commenced of $0.9 million. This lease will commence in the third quarter of 2019 and has a lease term of 3 years.

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
Our second quarter of 2019 and recent key events include:

•
In July 2019, Janssen submitted a Biological License Application (BLA) to the U.S. Food and Drug Administration (FDA) and an extension application to the European Medicines Agency (EMA) for the subcutaneous delivery of DARZALEX (daratumumab) for patients with multiple myeloma. Janssen’s regulatory submissions follow the announcement of positive results from its phase 3 COLUMBA study, which investigated subcutaneously administered DARZALEX in comparison to intravenous DARZALEX in patients with relapsed or refractory multiple myeloma.

•
In July 2019, argenx dosed the first subject in a phase 1 clinical trial evaluating the safety, pharmacokinetics and pharmacodynamics of efgartigimod (ARGX-113), using ENHANZE technology, triggering a $5.0 million milestone payment.

•
In June 2019, the target number of 330 overall survival events in the HALO-301 clinical trial was reached. We plan to conduct the final overall survival analysis upon data maturity which will occur when all patients enrolled in the study have been followed for at least 8.5 months. Accordingly, data maturity is projected to be achieved in mid-September 2019. Based on this timing of data maturity, we expect to announce top line results for the HALO-301 clinical trial by December 2019.

•
In June 2019, we announced a Cooperative Research and Development Agreement (CRADA) with the National Institute of Allergy and Infectious Diseases’ Vaccine Research Center (VRC), part of National Institute of Health, enabling the VRC’s use of ENHANZE technology to develop subcutaneous formulations of broadly neutralizing antibodies (bnAbs) against HIV for HIV treatment.

•
In May 2019, argenx nominated a second target to be studied using ENHANZE technology, a human complement factor C2 associated with the product candidate ARGX-117, which is being developed to treat severe autoimmune diseases, triggering a $10.0 million payment.

Product and Product Candidates
We have one marketed proprietary product, one proprietary product candidate targeting several indications in various stages of development, and one preclinical product candidate, as well as three marketed partnered products. The following table summarizes our proprietary product and product candidate as well as products and product candidates under development with our collaborators:

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	RESEARCH FOCUS
ENHANZE™ COLLABORATION PRODUCT CANDIDATES		
Roche (Total of 12 potential targets)		
PERJETA® (pertuzumab)/Herceptin® (trastuzmab)	Oncology	Breast Cancer
TECENTRIQ® (atezolizumab)	Oncology	
Pfizer (Total of 6 potential targets)		
Janssen (Total of 5 potential targets)		
DARZALEX® (daratumumab)	Oncology	Amyloidosis
		Smoldering Myeloma
		Multiple Myeloma
		Multiple Myeloma (5 studies)
		Multiple Myeloma (2 studies)
		Multiple Myeloma
AbbVie (Total of 9 potential targets)		
Lilly (Total of 5 potential targets)	Undisclosed	
BMS (Total of 11 potential targets)		
OPDIVO® (nivolumab)	Oncology	
BMS-986179	Oncology	
Alexion (Total of 4 potential targets)		
ALXN1810	Various	
argenx (Total of 3 potential targets)		
ARGX-113	Autoimmunity	

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
We are developing PEGPH20 as a targeted therapy, for patients who have tumors with high levels of HA. We have a collaboration with Roche Tissue Diagnostics (“RTD”, formerly Ventana Medical Systems Inc.), a member of the Roche Group, to develop, and for RTD to ultimately commercialize, a companion diagnostic assay for use with PEGPH20. The companion diagnostic assay is being used to identify high levels of HA in tumor biopsies and may be the first diagnostic to target tumor-associated HA and possibly the first companion diagnostic assay in pancreatic cancer.

Pancreatic cancer indications:
Based on the results of Phase 1b and Phase 2 studies, HALO 109-201 and HALO 109-202, we embarked on a randomized, double blinded, placebo controlled study in previously untreated pancreas cancer patients to test PEGPH20 plus gemcitabine and nab-paclitaxel (ABRAXANE®) versus gemcitabine and ABRAXANE alone.
HALO 109-301:
In March 2015, we met with the FDA to discuss the interim efficacy and safety data from HALO-202, and the proposed selection of eligible patients based on a 50% cutpoint using the RTD companion diagnostic for HA. Based on the feedback from that meeting, we proceeded with HALO 109-301 (HALO-301), a Phase 3 multicenter randomized clinical trial evaluating PEGPH20 as a first-line therapy for patients with stage IV PDA, using a design allowing for potential marketing application based on progression-free survival (PFS) (accelerated approval pathway) or overall survival (OS). The study enrolled patients whose tumors accumulate high levels of HA measured using the RTD companion diagnostic test. Enoxaparin 1mg/kg once a day is used as a prophylactic against thromboembolic events in HALO-301. The FDA provided feedback on the current companion diagnostic approach and confirmed that an approved investigational device exemption (IDE) was required for the Phase 3 study.
In June 2015, we received scientific advice/protocol assistance from the European Medicines Agency (EMA) regarding our Phase 3 study. The EMA agreed to the patient population, and the use of both PFS and OS as co-primary endpoints stating that OS is the preferred endpoint and that ultimate approval would require an overall positive benefit:risk balance.
In March 2016, RTD received approval for an IDE application from the FDA for our companion diagnostic test to enable patient selection in our Phase 3 Study HALO-301 of PEGPH20 in HA-High patients and we dosed the first patient in HALO-301.
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
Over 200 sites in 22 countries located in North America, Europe, South America, Asia and Australia were initiated to participate in the HALO-301 study. The study was fully enrolled with approximately 500 patients by the end of 2018. In May 2019, our independent Data Safety Monitoring Committee met to review ongoing safety data from the trial and informed us the study should proceed as planned. In June 2019, we announced that we reached the target number of 330 overall survival events and we plan to conduct the final overall survival analysis upon data maturity which will occur when all patients enrolled in the study have been followed for at least 8.5 months. Accordingly, we project to achieve data maturity in mid-September 2019. Based on this timing of data maturity, we expect to announce top line results by December 2019.
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
Clinical collaborations:
In October 2016, we announced that PEGPH20 will be included in a pancreatic cancer clinical trial initiative called Precision Promise, an initiative that aims to change the current treatment approach to pancreatic cancer by offering options to patients based on the molecular profile of their tumor. This is being accomplished through the Pancreatic Cancer Action Network leading a collaboration that brings together clinicians, researchers, and drug developers. Pancreatic Cancer Action Network continues to work to finalize the trial design and protocol in 2019, which may in the future include a potential PEGPH20 trial arm or trial.
In June 2019, we announced a Cooperative Research and Development Agreement (CRADA) with the National Institute of Allergy and Infectious Diseases’ Vaccine Research Center (VRC), part of National Institute of Health, enabling the VRC’s use of

ENHANZE technology to develop subcutaneous formulations of broadly neutralizing antibodies (bnAbs) against HIV for HIV treatment.
Other indications outside of pancreatic cancer:
HALO 107-101:
In November 2015, we initiated a Phase 1b study exploring the combination of PEGPH20 and KEYTRUDA®, an immuno-oncology agent in relapsed non-small cell lung cancer (NSCLC) and gastric cancer. Following the results of Merck’s KEYNOTE-189 study evaluating KEYTRUDA in combination with chemotherapy as a first-line treatment, the standard of care in lung cancer is expected to change. Accordingly, we ended enrollment in the NSCLC cohort. Enrollment also ended in the gastric cancer cohort when the overall enrollment goal was reached. Both cohorts have completed patient treatment and the database was locked in May 2019.
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
As part of our clinical collaboration with Genentech, we initiated a Phase 1b/2 clinical trial to assess Tecentriq with PEGPH20 in patients with cholangiocarcinoma and gall bladder cancer (HALO 110-101/MATRIX). Genentech is supplying Tecentriq for the Halozyme sponsored study. Enrollment was completed with a total of 74 patients enrolled in USA, South-Korea and Thailand. The study is ongoing with patients still receiving study medication. An additional 15 patients will be enrolled to test an alternative dosing regimen. During the course of the study the initial fixed dose of 40mg Enoxaparin once a day was changed to a weight-adjusted dose of 1mg/kg once a day, which is used as a prophylactic against thromboembolic events. A higher incidence of thromboembolic events in the PEGPH20 containing experimental arms versus the control arm (17% vs 10%) triggered this change. The updated dose of Enoxaparin is consistent with the dose being used in HALO-301.
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
Other Pipeline Asset
PEG-ADA2: PEGylated adenosine deaminase 2, or PEG-ADA2, is an immune checkpoint inhibitor that targets adenosine, which may accumulate to high levels in the tumor microenvironment and has been linked to immunosuppression. We have paused preclinical development with PEG-ADA2 and are continuing to explore potential collaboration or partnership interest in this program prior to making additional investments in the development of PEG-ADA2.

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
Janssen Collaboration
In December 2014, we and Janssen entered into a collaboration and license agreement, under which Janssen has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Janssen proprietary biologics directed to up to five targets. Targets may be selected on an exclusive basis. Janssen has elected CD38 as the first target on an exclusive basis. In October 2017, Janssen initiated its first Phase 3 study of subcutaneous delivery of DARZALEX® (daratumumab), directed at CD38, using ENHANZE technology, in multiple myeloma patients. Janssen has initiated seven Phase 3 studies, two Phase 2 study and one Phase 1 study of daratumumab using ENHANZE technology in patients with amyloidosis, smoldering myeloma and multiple myeloma.
In February 2019, Janssen’s development partner, Genmab, announced positive Phase 3 trial results from the COLUMBA study evaluating subcutaneous DARZALEX in comparison to DARZALEX IV in patients with relapsed or refractory multiple myeloma. DARZALEX SC (utilizing ENHANZE technology) was found to be non-inferior to Darzalex IV with regard the co-primary endpoints of Overall Response Rate and Maximum Trough concentration. In July 2019, Janssen submitted a BLA to the FDA and an extension application to the EMA for the subcutaneous delivery of DARZALEX for patients with multiple myeloma.
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
Alexion Collaboration
In December 2017, we and Alexion entered into a collaboration and license agreement, under which Alexion has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Alexion’s portfolio of products directed at up to four targets. Targets may be selected on an exclusive basis. Alexion elected two targets on an exclusive basis, including a C5 complement inhibitor and has an option to select two additional targets within five years from the effective date. In August 2018, Alexion initiated a Phase 1 trial to study a next-generation subcutaneous formulation of ALXN1210 using ENHANZE technology. This next-generation subcutaneous formulation, called ALXN1810, has the potential to extend the dosing interval from once a week to once every two weeks or once per month. Alexion is evaluating its overall C5 portfolio strategy, including plans for late stage development of ALXN 1810.

argenx Collaboration
In February 2019, we entered into an agreement with argenx for the right to develop and commercialize one exclusive target, the human neonatal Fc receptor, FcRn, which includes argenx's lead asset efgartigimod (ARGX-113), and an option to select two additional targets using ENHANZE technology. In May 2019, argenx nominated a second target to be studied using ENHANZE technology, a human complement factor C2 associated with the product candidate ARGX-117, which is being developed to treat severe autoimmune diseases.
In July 2019, argenx dosed the first subject in a phase 1 clinical trial evaluating the safety, pharmacokinetics and pharmacodynamics of efgartigimod (ARGX-113), using ENHANZE technology.
For a further discussion of the collaboration agreements, refer to Note 4, Revenue.
Results of Operations
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Royalties – Royalty revenue was $18.1 million for the three months ended June 30, 2019 compared to $20.0 million for the three months ended June 30, 2018. The decrease was mainly driven by lower sales of Herceptin SC by Roche, partially offset by higher sales of RITUXAN HYCELA™ in the U.S. by Roche and higher sales of HyQvia by Baxalta. In general, we expect royalty revenue to decline in the near term prior to our next ENHANZE partner product launch, primarily attributable to the ongoing impact from biosimilars in Europe.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Three Months Ended
	June 30,
	2019	2018	Change
Sales of bulk rHuPH20:
BMS	$743	$123	$620
Other	727	448	279
Sales of ENHANZE drug product	188	135	53
Sales of Hylenex	4,102	3,777	325
Total product sales, net	$5,760	$4,483	$1,277
Product sales, net increased $1.3 million in the three months ended June 30, 2019 compared to the same period in 2018, mainly due to an increase in the sales of bulk rHuPH20 to BMS and an increase in sales of Hylenex. We expect that product sales of bulk rHuPH20 and ENHANZE drug product will fluctuate in future periods based on the needs of our collaborators. We expect that future product sales of Hylenex to be flat or declining as we experience competition for market share.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended
	June 30,
	2019	2018	Change
Upfront license fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments:
BMS	$—	$5,000	(5,000)
Alexion	—	5,000	(5,000)
Roche	—	—	—
argenx	15,000	—	15,000
Subtotal	15,000	10,000	5,000
Reimbursements for research and development services	281	730	(449)
Total revenues under collaborative agreements	$15,281	$10,730	$4,551
Revenue from license fees increased $5.0 million in the three months ended June 30, 2019, compared to the same period in 2018 mainly due to $15.0 million recognized in connection with the argenx Collaboration in the three months ended June 30, 2019, offset by a reduction of milestones earned from other collaboration agreements. Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments vary from period to period based on our ENHANZE collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our collaborators’ ability to meet various clinical and regulatory milestones set forth in such agreements and our ability to obtain new collaborative agreements.
Revenue from reimbursements for research and development services decreased in the three months ended June 30, 2019, compared to the same period in 2018 mainly due to a decrease in services provided to Roche. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount and timing of future revenues related to reimbursable research and development services is uncertain.
Cost of Product Sales – Cost of product sales were $1.9 million for the three months ended June 30, 2019 compared to $0.8 million for the three months ended June 30, 2018. The increase of $1.1 million in cost of product sales was mainly due to an increase in sales of bulk rHuPH20 to BMS. There were $0.3 million of costs of bulk rHuPH20 and ENHANZE drug product sales for the three months ended June 30, 2019 that were previously expensed as research and development.
Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Three Months Ended
	June 30,
Programs	2019	2018	Change
PEGPH20	$28,719	$35,421	$(6,702)
ENHANZE collaborations and rHuPH20 platform	4,828	4,265	563
Other	363	400	(37)
Total research and development expenses	$33,910	$40,086	$(6,176)
Research and development expenses relating to our PEGPH20 programs for the three months ended June 30, 2019 decreased by 19%, compared to the same period in 2018, primarily due to decreased clinical trial activities resulting from the completion of enrollment of HALO-301 in December 2018 and decreased clinical trial activities related to the HALO-202 study and the HALO 107-101 study, partially offset by an increase in clinical trial activities in the HALO 110-101/MATRIX study. We expect these expenses to decrease as our clinical trial activities decrease in the near term.
Research and development expenses relating to our ENHANZE collaborations and our rHuPH20 platform for the three months ended June 30, 2019 increased by 13%, compared to the same period in 2018, primarily due to increased costs to support new partners and targets related to our ENHANZE collaboration activity. We expect research and development expenses relating to our ENHANZE collaborations and our rHuPH20 platform to increase modestly in the near term. The rHuPH20 platform includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses were $17.3 million for the three months ended June 30, 2019 compared to $14.4 million for the three months ended June 30, 2018. The increase of $3.0 million, or 21%, was primarily due to an increase in compensation expense, including stock compensation, and an increase in commercial expenses related to market research and educational activities as we prepare for a potential commercial launch of PEGPH20. We expect SG&A expenses to increase in future periods as our operations expand.
Interest Expense – Interest expense was $2.6 million for the three months ended June 30, 2019 compared to $4.8 million for the three months ended June 30, 2018. The decrease of $2.2 million was primarily due to a decrease in the Royalty-backed Loan balance.
Income Tax Expense – Income tax expense was $17 thousand for the three months ended June 30, 2019, compared to $33 thousand for the three months ended June 30, 2018 due to a decrease in estimated state taxes.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Royalties – Royalty revenue was $36.1 million for the six months ended June 30, 2019 compared to $40.9 million for the six months ended June 30, 2018. The decrease was mainly driven by lower sales of Herceptin SC by Roche, partially offset by higher sales of RITUXAN HYCELA™ in the U.S. by Roche. In general, we expect royalty revenue to decline in the near term prior to our next ENHANZE partner product launch, primarily attributable to the ongoing impact from biosimilars in Europe.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Six Months Ended
	June 30,
	2019	2018	Change
Sales of bulk rHuPH20:
Roche	$4,461	$2,131	$2,330
Baxalta	173	712	(539)
Other	1,918	1,106	812
Sales of ENHANZE drug product	325	135	190
Sales of Hylenex	7,273	7,200	73
Total product sales, net	$14,150	$11,284	$2,866
Product sales, net increased $2.9 million in the six months ended June 30, 2019 compared to the same period in 2018, mainly due to an increase in the sales of bulk rHuPH20 to Roche. We expect that product sales of bulk rHuPH20 and ENHANZE drug product will fluctuate in future periods based on the needs of our collaborators. We expect that future product sales of Hylenex to be flat or declining as we experience competition for market share.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Six Months Ended
	June 30,
	2019	2018	Change
Upfront license fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments:
BMS	$—	$6,336	$(6,336)
Alexion	—	5,000	$(5,000)
Roche	$—	$1,000	$(1,000)
argenx	45,000	—	$45,000
Subtotal	45,000	12,336	32,664
Reimbursements for research and development services	887	1,521	$(634)
Total revenues under collaborative agreements	$45,887	$13,857	$32,030
Revenue from license fees increased $32.0 million in the six months ended June 30, 2019, compared to the same period in 2018 mainly due to $45.0 million recognized in connection with argenx Collaboration in the six months ended June 30, 2019, offset by a reduction of milestones earned from other collaboration agreements. Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments vary from period to period based on our ENHANZE collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our collaborators’ ability to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Revenue from reimbursements for research and development services decreased in the six months ended June 30, 2019, compared to the same period in 2018 mainly due to a decrease in services provided to Janssen and Roche. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount and timing of future revenues related to reimbursable research and development services is uncertain.
Cost of Product Sales – Cost of product sales were $6.5 million for the six months ended June 30, 2019 compared to $3.9 million for the six months ended June 30, 2018. The increase of $2.6 million in cost of product sales was mainly due to an increase in sales of bulk rHuPH20 to Roche and BMS. There were $0.5 million of costs of bulk rHuPH20 and ENHANZE drug product sales for the six months ended June 30, 2019 that were previously expensed as research and development.

Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Six Months Ended
	June 30,
Programs	2019	2018	Change
PEGPH20	$54,616	$67,934	$(13,318)
ENHANZE collaborations and rHuPH20 platform	9,740	9,265	475
Other	882	863	19
Total research and development expenses	$65,238	$78,062	$(12,824)
Research and development expenses relating to our PEGPH20 programs for the six months ended June 30, 2019 decreased by 20%, compared to the same period in 2018, primarily due to decreased clinical trial activities resulting from the completion of enrollment of HALO-301 in December 2018 and decreased clinical trial activities related to the HALO-202 study and the HALO 107-101 study, partially offset by an increase in clinical trial activities in the HALO 110-101/MATRIX study. We expect these expenses to decrease as our clinical trial activities decrease in the near term.
Research and development expenses relating to our ENHANZE collaborations and our rHuPH20 platform for the six months ended June 30, 2019 increased by 5%, compared to the same period in 2018, primarily due to increased costs to support new partners and targets related to our ENHANZE collaboration activity, partially offset by a decrease in support for one-time partner research and development projects. We expect research and development expenses relating to our ENHANZE collaborations and our rHuPH20 platform to increase moderately in the near term. The rHuPH20 platform includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses were $35.3 million for the six months ended June 30, 2019 compared to $27.9 million for the six months ended June 30, 2018. The increase of $7.4 million, or 27%, was primarily due to an increase in compensation expense, including stock compensation, and an increase in commercial expenses related to market research and educational activities as we prepare for a potential commercial launch of PEGPH20. We expect SG&A expenses to increase in future periods as our operations expand.
Interest Expense – Interest expense was $5.8 million for the six months ended June 30, 2019 compared to $10.0 million for the six months ended June 30, 2018. The decrease of $4.2 million was primarily due to a decrease in the Royalty-backed Loan balance.
Income Tax Expense – Income tax expense was $39 thousand for the six months ended June 30, 2019, compared to $0.2 million for the six months ended June 30, 2018 due to a decrease in estimated state taxes.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of June 30, 2019, we had cash, cash equivalents and marketable securities of $287.5 million. We will continue to have significant cash requirements to support product development activities. The amount and timing of cash requirements and cash on hand will depend on the progress and success of our clinical development programs, regulatory and market acceptance, the resources we devote to research and commercialization activities and the achievement of various milestones and royalties under our existing collaborative agreements.
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
Cash Flows
Operating Activities
Net cash used in operations was $29.2 million for the six months ended June 30, 2019 compared to $41.0 million for the six months ended June 30, 2018. The $11.8 million decrease in utilization of cash in operations was mainly due to an increase in cash received related to the argenx license fees of $40.0 million, offset by an increase in working capital spend for the six months ended June 30, 2019 compared to the corresponding period in the prior year.
Investing Activities
Net cash provided by investing activities was $76.3 million for the three months ended June 30, 2019 compared to $43.5 million net cash used in investing activities for the six months ended June 30, 2018. The increase in net cash provided by investing activities was primarily due to an increase in proceeds from maturities of marketable securities for the six months ended June 30, 2019.
Financing Activities
Net cash used in financing activities was $38.0 million for the six months ended June 30, 2019, compared to net cash used in financing activities of $29.0 million for the six months ended June 30, 2018, mainly due to $4.1 million decrease in net proceeds from the issuance of common stock under equity incentive plans and increased amount of repayments of long-term debt of $4.8 million in the six months ended June 30, 2019.

Long-Term Debt
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty LLC (Halozyme Royalty), we received a $150 million loan (the Royalty-backed Loan) pursuant to a credit agreement (the Credit Agreement) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the Royalty-backed Lenders). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (Collaboration Agreements). The royalty payments from the Collaboration Agreements will be used to repay the principal and interest on the loan (the Royalty Payments). The Royalty-backed Loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. The interest rate as of June 30, 2019 was 10.25%. The outstanding balance of the Royalty-backed Loan as of June 30, 2019 was $52.0 million net of unamortized debt discount of $0.1 million.
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
The final maturity date of the Royalty-backed Loan will be the earlier of (i) the date when principal and interest is paid in full, (ii) the termination of Halozyme Royalty’s right to receive royalties under the Collaboration Agreements, and (iii) December 31, 2050. Currently, we estimate that the loan will be repaid in the second quarter of 2020. This estimate could be adversely affected and the repayment period could be extended if future royalty amounts are less than currently expected. Under the terms of the Credit Agreement, at any time after January 1, 2019, Halozyme Royalty may, subject to certain limitations, prepay the outstanding principal of the Royalty-backed Loan in whole or in part, at a price equal to 105% of the outstanding principal on the Royalty-backed Loan, plus accrued but unpaid interest. The Royalty-backed Loan constitutes an obligation of Halozyme Royalty, and is non-recourse to Halozyme. Halozyme Royalty retains its right to the Royalty Payments following repayment of the loan.
Oxford and SVB Loan and Security Agreement
In June 2016, we entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC and Silicon Valley Bank (SVB) (collectively, the Lenders), providing a senior secured loan facility of up to an aggregate principal amount of $70 million, comprising a $55.0 million draw in June 2016 and an additional $15.0 million tranche, which we had the option to draw during the second quarter of 2017 and did not exercise. The proceeds were partially used to pay the outstanding principal and final payment owed on a previous loan agreement with the Lenders. The remaining proceeds are being used for working capital and general business requirements. The Loan Agreement repayment schedule provides for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of January 1, 2021. The Loan Agreement provides for a final payment equal to 5.50% of the initial $55.0 million principal amount. The final payment is due when the Loan Agreement becomes due or upon the prepayment of the facility. We have the option to prepay the outstanding balance of the Loan Agreement in full. The outstanding term loan balance was $32.9 million as of June 30, 2019 net of unamortized debt discount of $0.6 million.
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
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
As described in our 2018 Form 10-K, the most critical accounting policies and estimates upon which our condensed consolidated financial statements were prepared were those relating to revenue recognition, debt classification, stock compensation and research and development expenses - clinical trials. We have reviewed our policies and estimates and determined that these remain the most critical accounting policies and estimates for the six months ended June 30, 2019. Readers should refer to our 2018 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” and Note 1 to the accompanying financial statements for descriptions of these policies and estimates.
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
Relative to expenses incurred in our operations, we have generated only limited revenues from product sales, royalties, licensing fees, milestone payments, bulk rHuPH20 supply payments and research reimbursements to date and we may never generate sufficient revenues from future product sales, licensing fees and milestone payments to offset expenses. Even if we ultimately do achieve significant revenues from product sales, royalties, licensing fees, research reimbursements, bulk rHuPH20 supply payments and/or milestone payments, we expect to incur significant operating losses over the next few years and we may never become profitable on an extended basis. Through June 30, 2019, we have incurred aggregate net losses of $544.3 million.
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

•
clinical and nonclinical test results may reveal side effects, adverse events or unexpected safety issues associated with the use of our product candidates; for example, in April 2014, a clinical hold was placed on patient enrollment and dosing of PEGPH20 in Study HALO-202 as a result of a possible difference in the TE event rate that had been observed at that time in the trial between the group of patients treated with PEGPH20 versus the group of patients treated without PEGPH20. The clinical hold was lifted by the FDA in June 2014 and we have completed Study HALO-202;

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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. The high and low sales prices of our common stock during the twelve months ended June 30, 2019 were $18.85 and $13.24, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

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
The rising cost of healthcare and related pharmaceutical product pricing has led to cost containment pressures as well as changes in federal coverage and reimbursement policies and practices that could cause us to sell our products at lower prices and impact access to our products, resulting in less revenue to us.
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
In the US., our business may be impacted by changes in federal reimbursement policy resulting from executive actions, federal regulations, or federal demonstration projects. For example, in May 2018, the U.S. presidential administration released a drug pricing “blueprint” and requested public comment on an array of policy ideas intended to increase competition, improve the negotiating power of the federal government, reduce drug prices and lower patient out-of-pocket costs. This blueprint includes a number of policy ideas with the potential to significantly impact, whether individually or collectively, our industry. Such proposals include moving coverage and reimbursement for Medicare Part B drugs into Medicare Part D, and instituting a competitive acquisition program for Part B drugs in which competing third-party vendors take on the financial risk of acquiring drugs and billing Medicare.
Since that time, the federal administration and/or agencies, such as CMS, have announced a number of demonstration projects, recommendations and proposals to implement various elements described in the drug pricing blueprint. CMS, the federal agency responsible for administering Medicare and overseeing state Medicaid programs and Health Insurance Marketplaces, has substantial power to implement policy changes or demonstration projects that can quickly and significantly affect how drugs, including our products, are covered and reimbursed. For example, in October 2018, President Trump announced that CMS was evaluating a pilot program proposed to initially cover fifty percent of spending on Part B single-source drugs referred to as the “International Price Index” that would, among other things, set the Medicare payment amount for such single-source drugs to more closely align with international drug prices.
In this dynamic environment, we are unable to predict which or how many federal policy, legislative or regulatory changes may ultimately be enacted, to the extent federal government initiatives decrease or modify the coverage or reimbursement available for our products, limit or impact our decisions regarding the pricing of biopharmaceutical products or otherwise reduce the use of our U.S. products, such actions could have a material adverse effect on our business and results of operations.
Furthermore, individual states are considering proposed legislation and have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third party payors or other restrictions could negatively and materially impact our revenues and financial condition. We anticipate that we will encounter similar regulatory and legislative issues in most other countries outside the U.S.
We also face risks relating to the reporting of pricing data that affects the reimbursement of and discounts provided for our products. Government price reporting regulations are complex and may require a manufacturer to update certain previously submitted data. If our submitted pricing data are incorrect, we may become subject to substantial fines and penalties or other government enforcement actions, which could have a material adverse effect on our business and results of operations. In addition, as a result of restating previously reported price data, we also may be required to pay additional rebates and provide additional discounts.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risks during the quarter ended June 30, 2019.
As of June 30, 2019, our cash equivalents and marketable securities consisted of investments in money market funds, U.S. Treasury securities, asset-backed securities, corporate debt obligations and commercial paper. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. Based on our current investment portfolio as of June 30, 2019, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws, as amended (2)

10.1	Third Amendment to Loan and Security Agreement between Oxford, SVB and Registrant, dated June 14, 2019

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline Taxonomy Extension Schema Document

101.CAL	Inline Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline Taxonomy Extension Definition Linkbase Document

101.LAB	Inline Taxonomy Extension Label Linkbase Document

101.PRE	Inline Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 3, 2019 (File No. 001-32335).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 19, 2016 (File No. 001-32335).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	August 6, 2019	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 6, 2019	/s/ Laurie D. Stelzer
Laurie D. Stelzer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)