Form 10-Q
period 2019-09-30
HALOZYME THERAPEUTICS, INC.
filed 2019-11-12
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 146,539,590 as of November 7, 2019.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$59,202	$57,936
Marketable securities, available-for-sale	178,796	296,590
Accounts receivable, net	40,744	30,005
Inventories	36,051	22,625
Prepaid expenses and other assets	27,248	20,693
Total current assets	342,041	427,849
Property and equipment, net	15,398	7,465
Prepaid expenses and other assets	12,417	4,434
Restricted cash	500	500
Total assets	$370,356	$440,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,314	$4,079
Accrued expenses	45,679	49,529
Deferred revenue, current portion	3,511	4,247
Current portion of long-term debt, net	54,537	91,506
Total current liabilities	108,041	149,361
Deferred revenue, net of current portion	1,247	5,008
Long-term debt, net	9,308	34,874
Other long-term liabilities	6,407	2,118
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 146,457 and 144,725 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	147	145
Additional paid-in capital	814,095	780,457
Accumulated other comprehensive income (loss)	392	(277)
Accumulated deficit	(569,281)	(531,438)
Total stockholders’ equity	245,353	248,887
Total liabilities and stockholders’ equity	$370,356	$440,248
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Royalties	$16,609	$18,710	$52,669	$59,643
Product sales, net	29,205	6,269	43,355	17,553
Revenues under collaborative agreements	416	577	46,303	14,434
Total revenues	46,230	25,556	142,327	91,630
Operating expenses:
Cost of product sales	22,333	626	28,859	4,514
Research and development	30,455	35,540	95,693	113,602
Selling, general and administrative	17,979	14,864	53,323	42,773
Total operating expenses	70,767	51,030	177,875	160,889
Operating loss	(24,537)	(25,474)	(35,548)	(69,259)
Other income (expense):
Investment and other income, net	1,613	1,910	5,653	5,561
Interest expense	(2,078)	(4,286)	(7,896)	(14,286)
Net loss before income taxes	(25,002)	(27,850)	(37,791)	(77,984)
Income tax expense	13	—	52	220
Net loss	$(25,015)	$(27,850)	$(37,843)	$(78,204)

Net loss per share:
Basic and diluted	$(0.17)	$(0.19)	$(0.26)	$(0.55)

Shares used in computing net loss per share:
Basic and diluted	146,136	143,949	145,435	143,396
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(25,015)	$(27,850)	$(37,843)	$(78,204)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	1	256	667	(17)
Foreign currency translation adjustment	1	2	—	(11)
Unrealized gain on foreign currency	—	—	2	—
Total comprehensive loss	$(25,013)	$(27,592)	$(37,174)	$(78,232)
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,

	2019	2018
Operating activities:
Net loss	$(37,843)	$(78,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	27,547	26,684
Depreciation and amortization	3,026	1,798
Amortization of debt discount	763	1,211
Accretion of discounts on marketable securities, net	(2,205)	(2,166)
Deferral of unearned revenue	—	3,000
Recognition of deferred revenue	(4,497)	(2,333)
Lease payments (deferred) recognized	(304)	78
Other	(1)	(10)
Changes in operating assets and liabilities:
Accounts receivable, net	(10,739)	13,962
Inventories	(13,426)	(13,139)
Prepaid expenses and other assets	(14,310)	(7,477)
Accounts payable and accrued expenses	(6,809)	(3,366)
Net cash used in operating activities	(58,798)	(59,962)
Investing activities:
Purchases of marketable securities	(241,582)	(272,643)
Proceeds from maturities of marketable securities	362,250	265,917
Purchases of property and equipment	(3,399)	(1,590)
Net cash provided by (used in) investing activities	117,269	(8,316)
Financing activities:
Repayment of long-term debt	(63,298)	(57,099)
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	6,093	11,656
Net cash used in financing activities	(57,205)	(45,443)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,266	(113,721)
Cash, cash equivalents and restricted cash at beginning of period	58,436	169,240
Cash, cash equivalents and restricted cash at end of period	$59,702	$55,519

Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for purchases of property and equipment	$251	$2,345
Right-of-use assets obtained in exchange for lease obligation	$897	$—
Leasehold improvements paid by lessor	$—	$1,322
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF JUNE 30, 2019	145,859	146	803,782	390	(544,266)	260,052
Share-based compensation expense	—	—	8,239	—	—	8,239
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	604	1	2,074	—	—	2,075
Cancellation of restricted stock awards, net	(6)	—	—	—	—	—
Other comprehensive income	—	—	—	2	—	2
Net loss	—	—	—	—	(25,015)	(25,015)
BALANCE AS OF SEPTEMBER 30, 2019	146,457	147	814,095	392	(569,281)	245,353

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF JANUARY 1, 2019	144,725	145	780,457	(277)	(531,438)	248,887
Share-based compensation expense	—	—	27,547	—		27,547
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	1,657	2	6,091	—		6,093
Issuance of restricted stock awards, net	75	—	—	—		—
Other comprehensive income	—	—	—	669		669
Net loss	—	—	—	—	(37,843)	(37,843)
BALANCE AS OF SEPTEMBER 30, 2019	146,457	147	814,095	392	(569,281)	245,353

	Three Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF JUNE 30, 2018	144,222	144	756,978	(736)	(501,462)	254,924
Share-based compensation expense	—	—	8,867	—	—	8,867
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	304	1	3,537	—	—	3,538
Cancellation of restricted stock awards, net	(4)	—	—	—	—	—
Other comprehensive income	—	—	—	258	—	258
Net loss	—	—	—	—	(27,850)	(27,850)
BALANCE AS OF SEPTEMBER 30, 2018	144,522	145	769,382	(478)	(529,312)	239,737

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF JANUARY 1, 2018	142,789	143	731,044	(450)	(522,371)	208,366
Adjustment to beginning accumulated deficit	—	—	—	—	71,263	71,263
Share-based compensation expense	—	—	26,684	—	—	26,684
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	1,720	2	11,654	—	—	11,656
Issuance of restricted stock awards, net	13	—	—	—	—	—
Other comprehensive loss	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	(78,204)	(78,204)
BALANCE AS OF SEPTEMBER 30, 2018	144,522	145	769,382	(478)	(529,312)	239,737

See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Business
Halozyme Therapeutics, Inc. is a biotechnology company focused on novel biological and drug delivery approaches. Our proprietary enzyme, rHuPH20, is used to facilitate the delivery of injected drugs and fluids and potentially reduce the treatment burden of other drugs to patients. We license our technology to biopharmaceutical companies to collaboratively develop products that combine our technology with the collaborators’ proprietary compounds.
Our approved product and our collaborators’ approved products and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 is the active ingredient in our first commercially approved product, Hylenex® recombinant, and it works by temporarily breaking down hyaluronan (or “HA”), a naturally occurring carbohydrate that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. We believe this temporary degradation creates an opportunistic window for the improved subcutaneous delivery of injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as our ENHANZE® Drug Delivery Technology (“ENHANZE”). We license the ENHANZE technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the subcutaneous route of administration.
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
On November 4, 2019, we announced that our HALO-301 Phase 3 clinical study evaluating PEGPH20 as a first-line therapy for treatment of patients with metastatic pancreatic cancer failed to reach the primary endpoint of overall survival. The study failed to demonstrate an improvement in overall survival compared to gemcitabine and nab-paclitaxel alone (11.2 months median overall survival compared to 11.5 months, HR=1.00, p=0.9692). Due to the results of the study, we halted development activities for PEGPH20, closed our oncology operations and have begun to implement an organizational restructuring to focus our operations solely on ENHANZE.
We initiated and instructed our partners to initiate the process to close all ongoing oncology clinical studies including the Phase 3 clinical testing for PEGPH20 with ABRAXANE® (nab-paclitaxel) and gemcitabine in stage IV pancreatic ductal adenocarcinoma (“PDA”) (HALO 109-301), the Phase 1b/2 clinical testing for PEGPH20 with Tecentriq® (atezolizumab) in patients with previously treated metastatic PDA, the Phase 1b/2 clinical testing for PEGPH20 with Tecentriq in patients with gastric cancer and the Phase 1b/2 clinical testing for PEGPH20 with Tecentriq in patients with cholangiocarcinoma and gall bladder cancer (HALO 110-101/MATRIX).
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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within ninety days or less from the date of purchase. As of September 30, 2019, our cash equivalents consisted of money market funds.
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
Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At September 30, 2019 and December 31, 2018, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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
As of September 30, 2019, and December 31, 2018, inventories consisted of $1.7 million and $2.2 million, respectively, of Hylenex recombinant inventory, net and $34.4 million and $20.4 million, respectively, of bulk rHuPH20.
Leases

The Company has entered into operating leases primarily for real estate and automobiles. These leases have terms which range from 3 years to 6 years. We determine if an arrangement contains a lease at inception. Right of use (“ROU”) assets and liabilities resulting from operating leases are included in property and equipment, accrued expenses and other long-term liabilities on our condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the discount rate to calculate the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our leases often include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that we will exercise that option. As of September 30, 2019 it is not reasonably certain that these options will be exercised and they are not included within the lease term. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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
Although these agreements are in form structured as collaborative agreements, we concluded for accounting purposes they represent contracts with customers and are not subject to accounting literature on collaborative arrangements. This is because we grant to collaboration partners licenses to our intellectual property, and provide supply of bulk rHuPH20 and research and development services which are all outputs of our ongoing activities, in exchange for consideration. We do not develop assets jointly with collaboration partners, and do not share in significant risks of their development or commercialization activities.
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
We provide standard indemnification and protection of licensed intellectual property for our customers. These provisions are part of assurance that the licenses meet the agreements’ representations and are not obligations to provide goods or services.

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

Product Sales, Net
Hylenex Recombinant
We sell Hylenex recombinant in the U.S. to wholesale pharmaceutical distributors, who sell the product to hospitals and other end-user customers. Sales to wholesalers are made pursuant to purchase orders subject to the terms of a master agreement, and delivery of individual packages of Hylenex recombinant represent performance obligations under each purchase order. We use a contract manufacturer to produce Hylenex recombinant and a third-party logistics vendor to process and fulfill orders. We concluded we are the principal in the sales to wholesalers because we control access to services rendered by both vendors and direct their activities. We have no significant obligations to wholesalers to generate pull-through sales.
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
Cost of Product Sales
Cost of product sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of Hylenex recombinant and bulk rHuPH20 and ENHANZE drug product that has alternative future use. Cost of product sales also consists of the write-down of excess, dated and obsolete inventories and the write-off of inventories that do not meet certain product specifications, if any. Prior to bulk rHuPH20 and ENHANZE drug product having alternative future use, all costs related to the manufacturing of those products were charged to research and development expenses in the periods such costs were incurred. During the three and nine months ended September 30, 2019, sales of bulk rHuPH20 and ENHANZE drug product included $0.9 million and $1.4 million, respectively, of cost of sales that were previously expensed as research and development. Of the bulk rHuPH20 and ENHANZE drug product that has alternative future use on hand as of September 30, 2019, approximately $0.2 million in manufacturing costs were previously recorded as research and development expenses. We expect to sell this inventory by the end of 2020.
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
Income Taxes
We provide for income taxes using the liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities at each year end and their respective tax bases and are measured using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Significant judgment is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and the valuation allowance to record against our net deferred tax assets, which are based on complex and evolving tax regulations throughout the world. Deferred tax assets and other tax benefits are recorded when it is more likely than not that the position will be sustained upon audit. While we have begun to utilize certain of our net operating losses, we have not yet established a track record of profitability. Accordingly, valuation allowances have been recorded to reduce our net deferred tax assets to zero, with the exception of the alternative minimum tax ("AMT") credit carryover of $3.1 million. Under the Tax Cuts and Jobs Act (the “Act”) enacted in December 2017, the AMT credit carryover will either be utilized, or if unutilized fully refunded in 2022. For all other deferred tax assets the valuation allowance will reduce the net value to zero until such time as we can demonstrate an ability to realize them.
The Company’s 2015 and 2016 federal returns were selected for audit by the IRS. The audit was completed in September 2019 with no material adjustments.
Net Loss Per Share
Basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Outstanding stock options, unvested RSAs, unvested RSUs and unvested PRSUs are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. For the three and nine months ended  September 30, 2019 and 2018, approximately 15.0 million and 13.8 million shares, respectively, of outstanding stock options, unvested RSAs, unvested RSUs and unvested PRSUs were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive.

Segment Information
We operate our business in one segment, which includes all activities related to the research, development and commercialization of our proprietary enzymes. This segment also includes revenues and expenses related to (i) research and development and bulk rHuPH20 manufacturing activities conducted under our collaborative agreements with third parties and (ii) product sales of Hylenex recombinant. The chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment. Our long-lived assets located in foreign countries had no book value as of September 30, 2019 and December 31, 2018.
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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and other Internal-Use Software (Subtopic 350-40)
The new guidance aligns the requirement for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirement for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).
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

3. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	21,172	72	—	21,244
Corporate debt securities	93,484	263	—	93,747
U.S. Treasury securities	39,848	78	—	39,926
Commercial paper	23,879	—	—	23,879
	178,383	413	—	178,796

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$39,787	$—	$(40)	$39,747
Corporate debt securities	57,860	—	(127)	57,733
U.S. Treasury securities	84,924	—	(87)	84,837
Commercial paper	114,273	—	—	114,273
	$296,844	$—	$(254)	$296,590

As of September 30, 2019, none of our available-for-sale debt securities were in a gross unrealized loss position.
Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	September 30, 2019	December 31, 2018
	Estimated Fair Value
Due within one year	$164,312	$296,590
After one but within five years	14,484	—
	$178,796	$296,590

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2019			December 31, 2018
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$59,543	$—	$59,543	$57,987	$—	$57,987

Available-for-sale marketable securities:
Asset-backed securities	—	21,244	21,244	—	39,747	39,747
Corporate debt securities	—	93,747	93,747	—	57,733	57,733
U.S. Treasury securities	39,926	—	39,926	84,837	—	84,837
Commercial paper	—	23,879	23,879	—	114,273	114,273
	$99,469	$138,870	$238,339	$142,824	$211,753	$354,577

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2019. We had no instruments that were classified within Level 3 as of September 30, 2019 and December 31, 2018.

4. Revenue
Our disaggregated revenues were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Royalties	$16,609	$18,710	$52,669	$59,643

Product sales, net
Sales of bulk rHuPH20	$24,593	$2,402	31,145	6,350
Sales of ENHANZE drug product	344	186	669	322
Sales of Hylenex	4,268	3,681	11,541	10,881
Total product sales, net	29,205	6,269	43,355	17,553

Revenues under collaborative agreements:
Upfront license and target nomination fees	—	—	40,000	1,336
Event-based development and regulatory milestones and other fees	—	—	5,000	11,000
Research and development services	416	577	1,303	2,098
Total revenues under collaborative agreements	416	577	46,303	14,434

Total revenue	$46,230	$25,556	$142,327	$91,630

During the three months ended September 30, 2019 we recognized revenue related to licenses granted to collaboration partners in prior periods in the amount of $16.6 million, which represents royalties earned in the current period. We recognized revenue of $3.5 million during the three months ended September 30, 2019 that had been included in deferred revenues at December 31, 2018.
During the nine months ended September 30, 2019 we recognized revenue related to licenses granted to collaboration partners in prior periods in the amount of $57.7 million. This amount represents royalties earned in the current period, in addition to $5.0 million of variable consideration in the contracts where uncertainties have been resolved and the development milestones were expected to be achieved or were achieved. We recognized revenue of $4.5 million during the nine months ended September 30, 2019 that had been included in deferred revenues at December 31, 2018. We did not recognize any adjustments to reduce sales reserves and allowances liability related to Hylenex recombinant sales in prior periods.
Accounts receivable, net, and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable, net	$40,744	$30,005
Deferred revenues	4,758	9,255

As of September 30, 2019, the amounts included in the transaction price of our contracts with customers, including collaboration partners, and allocated to goods and services not yet provided were $19.4 million, of which $14.6 million relates to unfulfilled product purchase orders and $4.8 million has been collected and is reported as deferred revenues. The unfulfilled product purchase orders are estimated to be delivered during the remainder of 2019. Of the total deferred revenues of $4.8 million, $3.5 million is expected to be used by our customers within the next 12 months.

The following table presents amounts under our collaborative agreements included in the transaction price (i.e. cumulative amounts triggered or probable) as of September 30, 2019 (in thousands):

	Upfront (1)	Event-based (2)	Sales (3)	Total
Collaboration partner and agreement date:
Roche (December 2006, September 2017 and October 2018)	$95,000	$30,000	$22,000	$147,000
Baxalta (September 2007)	10,000	3,000	9,000	22,000
Pfizer (December 2012)	14,500	2,000	—	16,500
Janssen (December 2014)	15,250	15,000	—	30,250
AbbVie (June 2015)	23,000	6,000	—	29,000
Lilly (December 2015)	33,000	—	—	33,000
BMS (September 2017)	105,000	5,000	—	110,000
Alexion (December 2017)	40,000	5,000	—	45,000
argenx (February 2019)	40,000	5,000	—	45,000
Royalties				306,055
Total amounts under our collaborative agreements included in the transaction price				783,805

(1)	Upfront and additional target selection fees

(2)	Event-based development and regulatory milestone amounts and other fees

(3)	Sales-based milestone amounts
Through September 30, 2019, our collaboration partners have completed development, obtained marketing authorization approvals for certain indications and commenced commercialization of the following products:

•
Roche, for Herceptin SC in the European Union (“EU”) in August 2013 and in Canada in September 2018, and its equivalent Herceptin Hylecta in the US in February 2019; and MabThera SC in the EU in March 2014 and its equivalent RITUXAN HYCELA in the US in June 2017;

•	Baxalta, for HYQVIA in the EU and in the US in May 2013.
The remaining targets and products are currently in the process of development by the collaboration partners.
5. Certain Balance Sheet Items
Accounts receivable, net and other contract assets consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable from product sales to collaborators	$21,707	$3,717
Accounts receivable from revenues under collaborative agreements	654	5,499
Accounts receivable from royalty payments	16,690	19,199
Accounts receivable from other product sales	2,276	2,182
Subtotal	41,327	30,597
Allowance for distribution fees and discounts	(583)	(592)
Total accounts receivable, net	$40,744	$30,005

Inventories consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$3,442	$735
Work-in-process	17,978	11,430
Finished goods	14,631	10,460
Total inventories	$36,051	$22,625

Prepaid expenses and other assets consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Prepaid manufacturing expenses	$21,523	$8,230
Prepaid research and development expenses	7,763	7,922
Other prepaid expenses	3,567	2,513
Other assets	6,812	6,462
Total prepaid expenses and other assets	39,665	25,127
Less long-term portion	12,417	4,434
Total prepaid expenses and other assets, current	$27,248	$20,693

Prepaid manufacturing expenses include raw materials, slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory as materials are used or the CMO services are complete.
Property and equipment, net consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Research equipment	$11,653	$9,945
Manufacturing equipment	3,838	3,979
Computer and office equipment	6,157	5,211
Leasehold improvements	4,864	4,569
Subtotal	26,512	23,704
Accumulated depreciation and amortization	(17,896)	(16,239)
Subtotal	8,616	7,465
Right of use assets	6,782	—
Property and equipment, net	$15,398	$7,465
Depreciation and amortization expense was approximately $1.0 million and $0.6 million, inclusive of ROU asset amortization of $0.5 million and zero for the three months ended September 30, 2019 and 2018 respectively.
Depreciation and amortization expense was approximately $3.0 million and $1.8 million, inclusive of ROU asset amortization of $1.3 million and zero for the nine months ended September 30, 2019 and 2018 respectively.
Accrued expenses consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued outsourced research and development expenses	$11,980	$21,921
Accrued compensation and payroll taxes	12,804	16,604
Accrued outsourced manufacturing expenses	11,635	3,975
Other accrued expenses	7,237	7,623
Lease liability	8,430	—
Total accrued expenses	52,086	50,123
Less long-term portion	6,407	594
Total accrued expenses, current	$45,679	$49,529

Expense associated with the accretion of the lease liabilities was approximately $0.2 million and zero for the three months ended September 30, 2019 and 2018 respectively. Total lease expense for the three months ended September 30, 2019 and 2018 was $0.7 million and $0.6 million respectively.
Expense associated with the accretion of the lease liabilities was approximately $0.6 million and zero for the nine months ended September 30, 2019 and 2018, respectively. Total lease expense for the nine months ended September 30, 2019 and 2018 $2.0 million and $1.8 million respectively.
Cash paid for amounts related to leases for the three months ended September 30, 2019 and 2018 was $0.8 million and $0.7 million, and $2.3 million and $1.7 million for the nine months ended September 30, 2019 and 2018, respectively.

Deferred revenue consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Collaborative agreements
License fees and event-based payments	$2,264	$2,264
Product sales	2,494	6,991
Total deferred revenue	4,758	9,255
Less current portion	3,511	4,247
Deferred revenue, net of current portion	$1,247	$5,008

6. Long-Term Debt, Net
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty LLC (“Halozyme Royalty”), we received a $150 million loan (the “Royalty-backed Loan”) pursuant to a credit agreement (the “Credit Agreement”) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the “Royalty-backed Lenders”). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (“Collaboration Agreements”). The royalty payments from the Collaboration Agreements will be used to repay the principal and interest on the loan (the “Royalty Payments”).  The Royalty-backed Loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. The interest rate as of September 30, 2019 was 10.25%.
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
As of September 30, 2019, we were in compliance with all covenants under the Royalty-backed Loan and there was no material adverse change in our business, operations or financial condition.
We began making principal and interest payments against the Royalty-backed Loan in the first quarter of 2017 and therefore had no capitalized interest in the nine months ended September 30, 2019. In addition, we recorded accrued interest, which is included in accrued expenses, of $0.2 million and $0.4 million as of September 30, 2019 and December 31, 2018, respectively
In connection with the Royalty-backed Loan, we paid the Royalty-backed Lenders a fee of $1.5 million and incurred additional debt issuance costs totaling $0.4 million, which includes expenses that we paid on behalf of the Royalty-backed Lenders and expenses incurred directly by us. Debt issuance costs and the lender fee have been netted against the debt as of September 30, 2019 and are being amortized over the estimated term of the debt using the effective interest method. For the three months ended September 30, 2019 and 2018, the Company recognized interest expense, including amortization of the debt discount, related to the Royalty-backed Loan of $1.3 million and $3.1 million, and $5.3 million and $10.5 million for the nine months ended September 30, 2019 and 2018 respectively. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short- and long-term classification of these costs, as well as the period over which these costs will be amortized. The outstanding balance of the Royalty-backed Loan as of September 30, 2019 was $35.3 million, net of unamortized debt discount of $0.1 million.
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
 As of September 30, 2019, we were in compliance with all covenants under the Loan Agreement and there was no material adverse change in our business, operations or financial condition.
Interest expense, including amortization of the debt discount, related to the Loan Agreement totaled $0.7 million and $1.2 million for the three months ended September 30, 2019 and 2018, and $2.6 million and $3.8 million for the nine months ended September 30, 2019 and 2018 respectively. Accrued interest, which is included in accrued expenses, was $0.2 million and $0.3 million as of September 30, 2019 and December 31, 2018, respectively. The outstanding term loan balance was $28.5 million as of September 30, 2019, inclusive of $2.7 million of accretion of the final payment and net of unamortized debt discount related to offering costs of $0.1 million.
7. Share-based Compensation
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$3,736	$4,407	$12,739	$13,107
Selling, general and administrative	4,503	4,460	14,808	13,577
Share-based compensation expense	$8,239	$8,867	$27,547	$26,684

Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	$4,744	$4,645	$14,973	$14,026
RSAs, RSUs and PRSUs	3,495	4,222	12,574	12,658
	$8,239	$8,867	$27,547	$26,684

We granted stock options to purchase approximately 0.1 million and 0.4 million shares of common stock during the three months ended September 30, 2019 and 2018, respectively, and 3.0 million and 2.3 million shares of the Company’s stock during the nine months ended September 30, 2019 and 2018, respectively. The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes model”). Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments. The assumptions used in the Black-Scholes model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected volatility	53.78-54.76%	58.66-60.57%	53.78-56.94%	58.66-70.06%
Average expected term (in years)	5.5	5.4	5.5	5.5
Risk-free interest rate	1.35-1.79%	2.75-2.87%	1.35-2.56%	2.25-2.87%
Expected dividend yield	—	—	—	—

Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	September 30, 2019
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$41,846	2.71
RSAs	$1,178	0.44
RSUs	$27,978	2.57

8. Stockholders’ Equity
During the nine months ended September 30, 2019 and 2018, we issued an aggregate of 757,275 and 1,280,996 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $10.94 and $11.13 per share, respectively, for net proceeds of approximately $8.3 million and $14.3 million, respectively. For the nine months ended September 30, 2019 and 2018, we issued 899,737 and 438,536 shares of common stock, respectively, upon vesting of certain RSUs for which 133,476 and 138,986 RSUs were withheld from the RSU holders, respectively, to pay for minimum withholding taxes totaling approximately $2.2 million and $4.2 million, respectively. Stock options and unvested restricted units totaling approximately 14.8 million shares and 13.4 million shares of our common stock were outstanding as of September 30, 2019 and December 31, 2018, respectively.

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
Our commitments include payments related to our commenced operating leases. Approximate annual future minimum operating lease payments as of September 30, 2019 are as follows (in thousands; excluding the nine months ended September 30, 2019):

Year:	Operating Leases
2019	$828
2020	3,355
2021	2,863
2022	2,684
2023	112
Total minimum lease payments	$9,842
Less imputed interest	$(1,412)
Total	$8,430

The weighted-average remaining lease term of our operating leases is approximately 3.1 years.
10. Subsequent Event
On November 4, 2019, we announced that our HALO-301 Phase 3 clinical study evaluating investigational new drug PEGPH20 as a first-line therapy for treatment of patients with metastatic pancreatic cancer failed to reach the primary endpoint of overall survival. Due to the results of the study, we halted development activities for PEGPH20, closed our oncology operations and implemented an organizational restructuring to focus our operations solely on ENHANZE. Headcount will be reduced by approximately 55% or approximately 160 positions. Upon completion of the restructuring and after recording all related one-time charges, we anticipate becoming a sustainably profitable company, beginning in the second quarter of 2020.
We expect we will incur restructuring charges consisting of one-time severance payments and other employee related costs, including non-cash costs related to the acceleration of equity awards for employees affected by the restructuring, of approximately $17.0 million in the fourth quarter of 2019. The majority of the cash payments for employee related restructuring charges will be paid during the first quarter of 2020, with the remainder to be paid in subsequent quarters of 2020. Additionally, we will incur one-time charges related to lease and other contract cancellations of approximately $8.0 million to $10.0 million in the fourth quarter of 2019. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reduction and the cancellation of our PEGPH20 programs.
On November 4, 2019, we also announced the initiation of a capital return program, to repurchase up to $350.0 million of our outstanding common stock over the next three years.

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
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than statements of historical fact are, or may be deemed to be, forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity,” “project” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development or regulatory approval of new partner products, enhancements of existing products or technologies, timing and success of the launch of new products by our collaborators, third party performance under key collaboration agreements, revenue, expense and cash burn levels, anticipated profitability and expected trends, expected repayment of the Royalty-backed Loan and trends and other statements regarding matters that are not historical are forward-looking statements. Such statements reflect management’s current forecast of certain aspects of our future, are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements due to a number of factors including, but not limited to, those set forth below under the section entitled “Risks Factors” and elsewhere in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report.
Overview
Halozyme Therapeutics, Inc. is a biotechnology company focused on novel biological and drug delivery approaches. Our proprietary enzyme, rHuPH20, is used to facilitate the delivery of injected drugs and fluids and potentially reduce the treatment burden for the delivery of other drugs to patients. We license our technology to biopharmaceutical companies to collaboratively develop products that combine our technology with the collaborators’ proprietary compounds.
Our approved product and our collaborators’ approved products and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 is the active ingredient in our first commercially approved product, Hylenex® recombinant, and it works by temporarily breaking down hyaluronan (or “HA”), a naturally occurring carbohydrate that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. We believe this temporary degradation creates an opportunistic window for the improved subcutaneous delivery of injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as our ENHANZE® Drug Delivery Technology (“ENHANZE”). We license the ENHANZE technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the subcutaneous route of administration.
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

On November 4, 2019, we announced that our HALO-301 Phase 3 clinical study evaluating PEGPH20 as a first-line therapy for treatment of patients with metastatic pancreatic cancer failed to reach the primary endpoint of overall survival. The study failed to demonstrate an improvement in overall survival compared to gemcitabine and nab-paclitaxel alone (11.2 months median overall survival compared to 11.5 months, HR=1.00, p=0.9692). Due to the results of the study, we halted development activities for PEGPH20, closed our oncology operations and have begun to implement an organizational restructuring to focus our operations solely on ENHANZE.
We initiated and have instructed our partners to initiate the process to close all ongoing oncology clinical studies including the Phase 3 clinical testing for PEGPH20 with ABRAXANE® (nab-paclitaxel) and gemcitabine in stage IV pancreatic ductal adenocarcinoma (“PDA”) (HALO 109-301), the Phase 1b/2 clinical testing for PEGPH20 with Tecentriq® (atezolizumab) in patients with previously treated metastatic PDA, the Phase 1b/2 clinical testing for PEGPH20 with Tecentriq in patients with gastric cancer and the Phase 1b/2 clinical testing for PEGPH20 with Tecentriq in patients with cholangiocarcinoma and gall bladder cancer (HALO 110-101/MATRIX).
Our third quarter of 2019 and recent key events include:

•
In November 2019, we announced strategic actions to reposition the Company with a focus solely on ENHANZE. Headcount will be reduced by approximately 55% or approximately 160 positions. Upon completion of the restructuring and after recording all related one-time charges, we anticipate becoming a sustainably profitable company, beginning in the second quarter of 2020.

•	In November 2019, we announced the initiation of a capital return program, to repurchase up to $350.0 million of our outstanding common stock over the next three years.

•	In October 2019, Roche nominated a new undisclosed target to be studied using ENHANZE technology, triggering a $10 million milestone payment.

•	In October 2019, BMS initiated a Phase 1 study for Relatlimab in combination with nivolumab and ENHANZE Technology.

•
In September 2019, Roche announced that the global Phase 3 FeDeriCa study met its primary endpoint. The FeDeriCa study investigated a fixed-dose combination of pertuzumab (Perjeta®) and trastuzumab (Herceptin®) for subcutaneous administration using Halozyme's ENHANZE drug delivery technology in combination with intravenous chemotherapy. The study results demonstrated non-inferior levels of Perjeta in the blood (pharmacokinetics) compared to standard intravenous (IV) infusion of Perjeta plus Herceptin and chemotherapy in patients with HER2-positive early breast cancer. The study also demonstrated that the safety profile of the fixed dose subcutaneous combination of Perjeta and Herceptin was consistent with the safety profile of Perjeta and Herceptin administered intravenously. Full data from the FeDeriCa study will be submitted for presentation at an upcoming medical meeting and to health authorities worldwide, including the FDA and the European Medicines Agency (EMA).

•	In August 2019, Roche initiated a Phase 1 study evaluating OCREVUS® (ocrelizumab) with ENHANZE Technology in subjects with multiple sclerosis.

•
In July 2019, Janssen announced that it submitted a Biological License Application (BLA) to the U.S. Food and Drug Administration (FDA) and an extension application to the European Medicines Agency (EMA) for the subcutaneous delivery of DARZALEX (daratumumab) for patients with multiple myeloma. Janssen’s regulatory submissions follow the announcement of positive results from its phase 3 COLUMBA study, which investigated subcutaneously administered DARZALEX in comparison to intravenous DARZALEX in patients with relapsed or refractory multiple myeloma.

•
In July 2019, argenx dosed the first subject in a phase 1 clinical trial evaluating the safety, pharmacokinetics and pharmacodynamics of efgartigimod (ARGX-113), using ENHANZE technology, triggering a $5.0 million milestone payment.

Product and Product Candidates
We have one marketed proprietary product and three marketed partnered products. The following table summarizes our proprietary product and products and product candidates under development with our collaborators:

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	APPROVED INDICATION	PRECLINICAL / PHASE 1 / PHASE 2 / PHASE 3 / FILED / APPROVED
PROPRIETARY APPROVED PRODUCT			
HYLENEX® recombinant (hyaluronidase human injection)	Various	Adjuvant for subcutaneous fluid delivery for dispersion & absorption of other injected drugs	U.S. Approved
ENHANZE™ COLLABORATION APPROVED PRODUCTS			
Roche			
Herceptin® SC (trastuzumab) (Outside the U.S.) Herceptin Hylecta™ (trastuzumab and hyaluronidase-oysk) (U.S.)	Oncology	Breast Cancer	Approved in the U.S., EU and other countries outside the U.S. (OUS).
MabThera® SC (rituximab) (Outside the U.S.) RITUXAN HYCELA™ (rituximab/hyaluronidase human) (U.S.)	Oncology	Multiple blood cancers	Approved for NHL in EU and OUS; Approved for CLL in EU. Approved for DLBCL, CLL and FL in the U.S.
Baxalta			
HYQVIA® [Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase]	Immunology	Primary Immunodeficiency	Approved for adults in U.S., EU and OUS; Pediatric indication approved in EU and OUS

All trademarks belong to their respective owners.

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	RESEARCH FOCUS	PRECLINICAL	PHASE 1	PHASE 2	PHASE 3	FILED	APPROVED
ENHANZE™ COLLABORATION PRODUCT CANDIDATES*								
Roche (Total of 12 potential targets)								
Perjeta® (pertuzumab)/Herceptin® (trastuzmab)	Oncology	Breast Cancer				●		
TECENTRIQ® (atezolizumab)	Oncology			●				
OCREVUS® (ocrelizumab)	Multiple Sclerosis	Neuro Medicine		●				
Pfizer (Total of 6 potential targets)								
Janssen (Total of 5 potential targets) DARZALEX® (daratumumab)	Oncology	Amyloidosis				●		
		Smoldering Myeloma				●		
		Multiple Myeloma					●	
		Multiple Myeloma (5 studies)				●		
		Multiple Myeloma (2 studies)			●			
		Multiple Myeloma		●				
AbbVie (Total of 9 potential targets)								
Lilly (Total of 5 potential targets)	Undisclosed			●				
BMS (Total of 11 potential targets)								
nivolumab	Oncology			●				
BMS-986179	Oncology			●				
relatlimab	Oncology			●				
Alexion (Total of 4 potential targets)								
ALXN1810	Various			●				
argenx (Total of 3 potential targets)								
ARGX-113	Autoimmunity			●				
NIH (total of 2 potential targets)			●					

*An additional undisclosed Phase 1 program is being developed by one of our current partners

Proprietary Product
Hylenex Recombinant (hyaluronidase human injection)
Hylenex recombinant is a formulation of rHuPH20 that facilitates subcutaneous fluid administration for achieving hydration, to increase the dispersion and absorption of other injected drugs and, in subcutaneous urography, to improve resorption of radiopaque agents. Hylenex recombinant is currently the number one prescribed branded hyaluronidase.
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
In June 2018, Roche initiated a global Phase 3 study of a fixed-dose combination of Perjeta and Herceptin using ENHANZE technology in patients with HER2-positive early breast cancer. In August 2019, the global phase 3 study met its primary endpoint. The study results demonstrated non-inferior levels of Perjeta in the blood (pharmacokinetics) compared to standard intravenous (IV) infusion of Perjeta plus Herceptin and chemotherapy in patients with HER2-positive early breast cancer. The study also demonstrated that the safety profile of the fixed dose subcutaneous combination of Perjeta and Herceptin was consistent with the safety profile of Perjeta and Herceptin administered intravenously. Full data from the FeDeriCa study will be submitted for presentation at an upcoming medical meeting and to health authorities worldwide, including the FDA and the EMA.

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
In December 2018, Roche initiated a Phase 1b/2 study in patients with non-small cell lung cancer for Tecentriq (atezolizumab) using ENHANZE technology. In August 2019, Roche initiated a Phase 1 study evaluating OCREVUS (ocrelizumab) with ENHANZE Technology in subjects with multiple sclerosis. In October 2019, Roche nominated a new undisclosed target to be studied using ENHANZE technology, triggering a $10 million milestone payment.
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
Lilly Collaboration
In December 2015, we and Lilly entered into a collaboration and license agreement, under which Lilly has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Lilly proprietary biologics directed to up to five targets. Targets may be selected on an exclusive basis. Lilly has elected two targets on an exclusive basis and one target on a semi-exclusive basis. In August 2017, Lilly initiated a Phase 1 study of an investigational therapy, in combination with rHuPH20.
BMS Collaboration
In September 2017, we and BMS entered into a collaboration and license agreement, which became effective in November 2017, under which BMS has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with BMS immuno-oncology targets directed at up to eleven targets. Targets may be selected on an exclusive basis, with the exception of one co-exclusive target. BMS has designated multiple immuno-oncology targets including programmed death 1 (PD-1) and has an option to select additional targets within five years from the effective date. In October 2018, BMS dosed the first patient in a Phase 1/2a study evaluating the safety, pharmacokinetics and pharmacodynamics of BMS-986179, an investigational anti-CD-73 antibody alone and in combination with nivolumab, using ENHANZE technology. BMS is also conducting a Phase 1/2 study of nivolumab using ENHANZE technology in patients with solid tumors. In October 2019, BMS initiated a Phase 1 study for Relatlimab in combination with nivolumab and ENHANZE Technology.
Alexion Collaboration
In December 2017, we and Alexion entered into a collaboration and license agreement, under which Alexion has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Alexion’s portfolio of products directed at up to four targets. Targets may be selected on an exclusive basis. Alexion elected two targets on an exclusive basis, including a C5 complement inhibitor and has an option to select two additional targets within five years from the effective date. In August 2018, Alexion announced that it initiated a Phase 1 trial to study a next-generation subcutaneous formulation of ALXN1210 using ENHANZE technology. Alexion believes this next-generation subcutaneous formulation, called ALXN1810, has the potential to extend the dosing interval from once a week to greater than two weeks between doses. Alexion is evaluating its overall C5 portfolio strategy, including plans for late stage development of ALXN 1810.
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
NIH CRADA
In June 2019, we announced a Cooperative Research and Development Agreement (CRADA) with the National Institute of Allergy and Infectious Diseases’ Vaccine Research Center (VRC), part of National Institute of Health (NIH), enabling the VRC’s use of ENHANZE technology to develop subcutaneous formulations of broadly neutralizing antibodies (bnAbs) against HIV for HIV treatment.
For a further discussion of the collaboration agreements, refer to Note 4, Revenue.

Results of Operations
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Royalties – Royalty revenue was $16.6 million for the three months ended September 30, 2019 compared to $18.7 million for the three months ended September 30, 2018. The decrease was mainly driven by lower sales of Herceptin SC by Roche, partially offset by higher sales of RITUXAN HYCELA in the U.S. by Roche and higher sales of HyQvia by Baxalta. In general, we expect royalty revenue to decline in the near term prior to our next ENHANZE partner product launch, primarily attributable to the ongoing impact from biosimilars in Europe.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Three Months Ended
	September 30,
	2019	2018	Change
Sales of bulk rHuPH20:
Janssen	22,014	1,904	20,110
Baxalta	1,777	—	1,777
Other	802	657	145
Sales of ENHANZE drug product	344	27	317
Sales of Hylenex	4,268	3,681	587
Total product sales, net	$29,205	$6,269	$22,936
Product sales, net increased $22.9 million in the three months ended September 30, 2019 compared to the same period in 2018, mainly due to an increase in the sale of bulk rHuPH20 to Janssen, in addition to an increase in the sale of rHuPH20 to Baxalta and an increase in sales of Hylenex. We expect that product sales of bulk rHuPH20 and ENHANZE drug product will fluctuate in future periods based on the needs of our collaborators. We expect that future product sales of Hylenex to be flat as we experience modest market growth offset by competition for market share.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended
	September 30,
	2019	2018	Change
Upfront license fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments:	—	—	—
Reimbursements for research and development services	416	577	(161)
Total revenues under collaborative agreements	$416	$577	$(161)
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
Revenue from reimbursements for research and development services decreased in the three months ended September 30, 2019, compared to the same period in 2018 mainly due to a decrease in services provided to Roche. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount and timing of future revenues related to reimbursable research and development services is uncertain.
Cost of Product Sales – Cost of product sales were $22.3 million for the three months ended September 30, 2019 compared to $0.6 million for the three months ended September 30, 2018. The increase of $21.7 million in cost of product sales was mainly due to an increase in sales of bulk rHuPH20 to Janssen. There were $0.9 million of costs of bulk rHuPH20 and ENHANZE drug product sales for the three months ended September 30, 2019 that were previously expensed as research and development.

Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Three Months Ended
	September 30,
Programs	2019	2018	Change
PEGPH20	$25,822	$31,096	$(5,274)
ENHANZE collaborations and rHuPH20 platform	4,331	4,040	291
Other	302	404	(102)
Total research and development expenses	$30,455	$35,540	$(5,085)
Research and development expenses relating to our PEGPH20 programs for the three months ended September 30, 2019 decreased by 17%, compared to the same period in 2018, primarily due to decreased clinical trial activities resulting from the completion of enrollment of HALO-301 in December 2018. On November 4, 2019, we announced that the HALO-301 clinical study failed to reach the primary endpoint of overall survival. As a result, we halted development activities for PEGPH20, closed our oncology operations and have begun to implement an organizational restructuring to focus our operations solely on ENHANZE, which will result in a reduction in research and development expenses in the near term, offset initially by restructuring and other one-time charges that will be incurred in the fourth quarter of 2019. For a further discussion of these expected charges, see Note 10.
Research and development expenses relating to our ENHANZE collaborations and our rHuPH20 platform for the three months ended September 30, 2019 increased by 7%, compared to the same period in 2018, primarily due to increased costs to support new partners and targets related to our ENHANZE collaboration activity. We expect research and development expenses relating to our ENHANZE collaborations and our rHuPH20 platform to increase modestly in the near term. The rHuPH20 platform includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses were $18.0 million for the three months ended September 30, 2019 compared to $14.9 million for the three months ended September 30, 2018. The increase of $3.1 million, or 21%, was primarily due to an increase in compensation expense, including stock compensation, and an increase in commercial expenses related to market research and educational activities as we prepare for a potential commercial launch of PEGPH20. On November 4, 2019, we announced that the HALO-301 clinical study failed to reach the primary endpoint of overall survival. As a result, we halted development activities for PEGPH20, closed our oncology operations and have begun to implement an organizational restructuring to focus our operations solely on ENHANZE, which will result in a reduction in commercialization activities and compensation expense in the near term. However, as discussed in Note 10, we expect to incur restructuring and other one-time charges, principally in the fourth quarter of 2019, that will offset initially the anticipated near term reduction in commercialization activities and compensation expense.
Interest Expense – Interest expense was $2.1 million for the three months ended September 30, 2019 compared to $4.3 million for the three months ended September 30, 2018. The decrease of $2.2 million was primarily due to a decrease in the Royalty-backed Loan principal balance.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Royalties – Royalty revenue was $52.7 million for the nine months ended September 30, 2019 compared to $59.6 million for the nine months ended September 30, 2018. The decrease was mainly driven by lower sales of Herceptin SC by Roche, partially offset by higher sales of RITUXAN HYCELA in the U.S. by Roche and higher sales of HyQvia by Baxalta. In general, we expect royalty revenue to decline in the near term prior to our next ENHANZE partner product launch, primarily attributable to the ongoing impact from biosimilars in Europe.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Nine Months Ended
	September 30,
	2019	2018	Change
Sales of bulk rHuPH20:
Janssen	22,022	2,510	19,512
Roche	$4,461	$2,290	$2,171
Baxalta	1,950	712	1,238
Other	2,712	998	1,714
Sales of ENHANZE drug product	669	162	507
Sales of Hylenex	11,541	10,881	660
Total product sales, net	$43,355	$17,553	$25,802
Product sales, net increased $25.8 million in the nine months ended September 30, 2019 compared to the same period in 2018, mainly due to an increase in the sale of bulk rHuPH20 to Janssen, in addition to an increase in sales of bulk rHuPH20 to Roche and Baxalta. We expect that product sales of bulk rHuPH20 and ENHANZE drug product will fluctuate in future periods based on the needs of our collaborators. We expect that future product sales of Hylenex to be flat as we experience modest market growth offset by competition for market share.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Nine Months Ended
	September 30,
	2019	2018	Change
Upfront license fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments:
argenx	45,000	—	$45,000
BMS	$—	$6,336	$(6,336)
Alexion	—	5,000	$(5,000)
Roche	$—	$1,000	$(1,000)
Subtotal	45,000	12,336	32,664
Reimbursements for research and development services	1,303	2,098	$(795)
Total revenues under collaborative agreements	$46,303	$14,434	$31,869
Revenue from license fees increased 32.7 million in the nine months ended September 30, 2019, compared to the same period in 2018 mainly due to $45.0 million recognized in connection with argenx Collaboration in the nine months ended September 30, 2019, offset by a reduction of milestones earned from other collaboration agreements. Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments vary from period to period based on our ENHANZE collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our collaborators’ ability to meet various clinical and regulatory milestones set forth in such agreements and our abilities to obtain new collaborative agreements.
Revenue from reimbursements for research and development services decreased in the nine months ended September 30, 2019, compared to the same period in 2018 mainly due to a decrease in services provided to Janssen and Roche. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount and timing of future revenues related to reimbursable research and development services is uncertain.
Cost of Product Sales – Cost of product sales were $28.9 million for the nine months ended September 30, 2019 compared to $4.5 million for the nine months ended September 30, 2018. The increase of $24.4 million in cost of product sales was mainly due to an increase in sales of bulk rHuPH20 to Janssen. There were $1.4 million of costs of bulk rHuPH20 and ENHANZE drug product sales for the nine months ended September 30, 2019 that were previously expensed as research and development.

Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Nine Months Ended
	September 30,
Programs	2019	2018	Change
PEGPH20	$80,439	$99,026	$(18,587)
ENHANZE collaborations and rHuPH20 platform	14,070	13,309	761
Other	1,184	1,267	(83)
Total research and development expenses	$95,693	$113,602	$(17,909)
Research and development expenses relating to our PEGPH20 programs for the nine months ended September 30, 2019 decreased by 19%, compared to the same period in 2018, primarily due to decreased clinical trial activities resulting from the completion of enrollment of HALO-301 in December 2018 and decreased clinical trial activities related to the HALO-202 study and the HALO 107-101 study, partially offset by an increase in clinical trial activities in the HALO 110-101/MATRIX study. On November 4, 2019, we announced that the HALO-301 clinical study failed to reach the primary endpoint of overall survival. As a result, we halted development activities for PEGPH20, closed our oncology operations and have begun to implement an organizational restructuring to focus our operations solely on ENHANZE, which will result in a reduction in research and development expenses in the near term, offset initially by restructuring and other one-time charges that will be incurred in the fourth quarter of 2019. For a further discussion of these expected charges, see Note 10.
Research and development expenses relating to our ENHANZE collaborations and our rHuPH20 platform for the nine months ended September 30, 2019 increased by 6%, compared to the same period in 2018, primarily due to increased costs to support new partners and targets related to our ENHANZE collaboration activity, partially offset by a decrease in support for one-time partner research and development projects. We expect research and development expenses relating to our ENHANZE collaborations and our rHuPH20 platform to increase moderately in the near term. The rHuPH20 platform includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses were $53.3 million for the nine months ended September 30, 2019 compared to $42.8 million for the nine months ended September 30, 2018. The increase of $10.5 million, or 25%, was primarily due to an increase in compensation expense, including stock compensation, and an increase in commercial expenses related to market research and educational activities as we prepare for a potential commercial launch of PEGPH20. On November 4, 2019, we announced that the HALO-301 clinical study failed to reach the primary endpoint of overall survival. As a result, we halted development activities for PEGPH20, closed our oncology operations and have begun to implement an organizational restructuring to focus our operations solely on ENHANZE, which will result in a reduction in commercialization activities and compensation expense in the near term. However, as discussed in Note 10, we expect to incur restructuring and other one-time charges, principally in the fourth quarter of 2019, that will offset initially the anticipated near term reduction in commercialization activities and compensation expense.
Interest Expense – Interest expense was $7.9 million for the nine months ended September 30, 2019 compared to $14.3 million for the nine months ended September 30, 2018. The decrease of $6.4 million was primarily due to a decrease in the Royalty-backed Loan principal balance.
Income Tax Expense – Income tax expense was $52 thousand for the nine months ended September 30, 2019, compared to $0.2 million for the nine months ended September 30, 2018 due to a decrease in estimated state taxes.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of September 30, 2019, we had cash, cash equivalents and marketable securities of $238.0 million. On November 4, 2019, we announced a significant workforce reduction and our intention to solely focus on ENHANZE. Upon completion of the restructuring and after recording all related one-time charges, we anticipate becoming a sustainably profitable company, beginning in the second quarter of 2020. On November 4, 2019, we also announced the initiation of a capital return program, to repurchase up to $350.0 million of our outstanding common stock over the next three years.
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
Cash Flows
Operating Activities
Net cash used in operations was $58.8 million for the nine months ended September 30, 2019 compared to $60.0 million for the nine months ended September 30, 2018. The $1.2 million decrease in utilization of cash in operations was mainly due to an increase in cash received related to the argenx license fees of $40.0 million, offset by an increase in working capital spend for the nine months ended September 30, 2019 compared to the corresponding period in the prior year.
Investing Activities
Net cash provided by investing activities was $117.3 million for the nine months ended September 30, 2019 compared to $8.3 million net cash used in investing activities for the nine months ended September 30, 2018. The increase in net cash provided by investing activities was primarily due to an increase in proceeds from maturities of marketable securities for the nine months ended September 30, 2019.
Financing Activities
Net cash used in financing activities was $57.2 million for the nine months ended September 30, 2019, compared to net cash used in financing activities of $45.4 million for the nine months ended September 30, 2018, mainly due to $5.6 million decrease in net proceeds from the issuance of common stock under equity incentive plans and increased amount of repayments of long-term debt of $6.2 million in the nine months ended September 30, 2019.
Long-Term Debt
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty LLC (Halozyme Royalty), we received a $150 million loan (the Royalty-backed Loan) pursuant to a credit agreement (the Credit Agreement) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the Royalty-backed Lenders). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (Collaboration Agreements). The royalty payments from the Collaboration Agreements will be used to repay the principal and interest on the loan (the Royalty Payments). The Royalty-backed Loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. The interest rate as of September 30, 2019 was 10.25%. The outstanding balance of the Royalty-backed Loan as of September 30, 2019 was $35.3 million net of unamortized debt discount of $0.1 million.

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
Oxford and SVB Loan and Security Agreement
In June 2016, we entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC and Silicon Valley Bank (SVB) (collectively, the Lenders), providing a senior secured loan facility of up to an aggregate principal amount of $70 million, comprising a $55.0 million draw in June 2016 and an additional $15.0 million tranche, which we had the option to draw during the second quarter of 2017 and did not exercise. The proceeds were partially used to pay the outstanding principal and final payment owed on a previous loan agreement with the Lenders. The remaining proceeds are being used for working capital and general business requirements. The Loan Agreement repayment schedule provides for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of January 1, 2021. The Loan Agreement provides for a final payment equal to 5.50% of the initial $55.0 million principal amount. The final payment is due when the Loan Agreement becomes due or upon the prepayment of the facility. We have the option to prepay the outstanding balance of the Loan Agreement in full. The outstanding term loan balance was $28.5 million as of September 30, 2019 net of unamortized debt discount of $0.5 million.
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
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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
As described in our 2018 Form 10-K, the most critical accounting policies and estimates upon which our condensed consolidated financial statements were prepared were those relating to revenue recognition, debt classification, stock compensation and research and development expenses - clinical trials. We have reviewed our policies and estimates and determined that these remain the most critical accounting policies and estimates for the nine months ended September 30, 2019. Readers should refer to our 2018 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” and Note 1 to the accompanying financial statements for descriptions of these policies and estimates.
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of our condensed consolidated financial statements for a discussion of recent accounting pronouncements and their effect, if any.

Risk Factors
Risks Related To Our Business
We recently initiated a significant corporate restructuring including a substantial reduction in our workforce to reduce our operating costs. As a result of this initiative, we may experience a disruption to our business operations. In addition, we may not realize all of the expected cost savings from our corporate restructuring which could have an adverse effect on our business or results of operations.
In November 2019, we announced that our HALO-301 Phase 3 clinical study evaluating investigational new drug PEGPH20 as a first-line therapy for treatment of patients with metastatic pancreatic cancer failed to reach the primary endpoint of overall survival. As a result, we have begun the process of halting our development activities for PEGPH20 and closing our oncology operations. In connection with this decision, we have initiated a significant restructuring, including a staff reduction of approximately 55 percent of our total workforce. This restructuring and staff reduction is aimed at reducing operating costs and focusing the Company solely on its ENHANZE drug delivery technology. Our restructuring initiative and staff reduction may cause disruption to our business operations. For example, following agreed transition periods the reduction in force will result in the loss of a number of long-term employees including some members of the senior management team, the loss of institutional knowledge and expertise and the reallocation and combination of certain of roles and responsibilities across the organization, all of which could adversely affect our operations. In addition, we may not be able to effectively realize all the cost savings anticipated by the restructuring initiative and reduction-in-force and we may incur unanticipated charges or make cash payments as a result of our restructuring initiative that were not previously contemplated which could result in an adverse effect on our business or results of operations.
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
We have generated only limited revenues from product sales to date and we have a history of net losses and negative cash flows.
Relative to expenses incurred in our operations, we have generated only limited revenues from product sales, royalties, licensing fees, milestone payments, bulk rHuPH20 supply payments and research reimbursements to date. Through September 30, 2019, we have incurred aggregate net losses of $569.3 million.
If product candidates do not receive and maintain regulatory approvals, or if approvals are not obtained in a timely manner, such failure or delay would substantially impair our ability to generate revenues.
Approval from the FDA or equivalent health authorities is necessary to manufacture and market pharmaceutical products in the U.S. and the other countries in which we anticipate doing business have similar requirements. The process for obtaining FDA and other regulatory approvals is extensive, time-consuming, risky and costly, and there is no guarantee that the FDA or other regulatory bodies will approve any applications that may be filed with respect to any product candidates, or that the timing of any such approval will be appropriate for the desired product launch schedule for a product candidate. We and our collaborators attempt to provide guidance as to the timing for the filing and acceptance of such regulatory approvals, but such filings and approvals may not occur when we or our collaborators expect, or at all. The FDA or other foreign regulatory agency may refuse or delay approval of our product candidates for failure to collect sufficient clinical or animal safety data and require us or our collaborators to conduct additional clinical or animal safety studies which may cause lengthy delays and increased costs to our programs. For example, the approval of Baxalta’s HYQVIA BLA in the U.S. was delayed until we and Baxalta provided additional preclinical data sufficient to address concerns regarding non-neutralizing antibodies to rHuPH20 that were detected in the registration trial. Although these antibodies have not been associated with any known adverse clinical effects, and the HYQVIA BLA was approved by the FDA in September 2014, we cannot assure you that they will not arise and have an adverse impact on future development of products which include rHuPH20, future sales of Hylenex recombinant, our ability to enter into collaborations, or be raised by the FDA or other health authorities in connection with testing or approval of products including rHuPH20.
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
We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (Avid) and Catalent Indiana LLC (formerly Cook Pharmica LLC) (Catalent) to produce bulk rHuPH20. These manufacturers each produce bulk rHuPH20 under cGMP for clinical uses. Catalent currently produces bulk rHuPH20 for use in Hylenex recombinant and collaboration product candidates. Avid currently produces bulk rHuPH20 for use in collaboration products and collaboration product candidates. In addition to supply obligations, Avid and Catalent will also provide support for the chemistry, manufacturing and controls sections for FDA and other regulatory filings. We rely on their ability to successfully manufacture these batches according to product specifications. If either Avid or Catalent: (i) is unable to retain its status as an FDA approved manufacturing facility; (ii) is unable to otherwise successfully scale up bulk rHuPH20 production to meet corporate or regulatory authority quality standards; or (iii) fails to manufacture and supply bulk rHuPH20 in the quantity and quality required by us or our collaborators for use in our proprietary and collaboration products and product candidates for any other reason, our business will be adversely affected. In addition, a significant change in such parties’ or other third party manufacturers’ business or financial condition could adversely affect their abilities to fulfill their contractual obligations to us. We have not established, and may not be able to establish, favorable arrangements with additional bulk rHuPH20 manufacturers and suppliers of the ingredients necessary to manufacture bulk rHuPH20 should the existing manufacturers and suppliers become unavailable or in the event that our existing manufacturers and suppliers are unable to adequately perform their responsibilities. We have attempted to mitigate the impact of a potential supply interruption through the establishment of excess bulk rHuPH20 inventory where possible, but there can be no assurances that this safety stock will be maintained or that it will be sufficient to address any delays, interruptions or other problems experienced by Avid and/or Catalent. Any delays, interruptions or other problems regarding the ability of Avid and/or Catalent to supply bulk rHuPH20 or the ability of other third party manufacturers, to supply other raw materials or ingredients necessary to produce our products on a timely basis could: (i) cause the delay of clinical trials or otherwise delay or prevent the regulatory approval of proprietary or collaboration product candidates; (ii) delay or prevent the effective commercialization of proprietary or collaboration products; and/or (iii) cause us to breach contractual obligations to deliver bulk rHuPH20 to our collaborators. Such delays would likely damage our relationship with our collaborators, and they would have a material adverse effect on royalties and thus our business and financial condition.
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
rHuPH20 is a key technological component of ENHANZE technology and our most advanced proprietary and collaboration products and product candidates, including the current and future products and product candidates under our ENHANZE collaborations and Hylenex recombinant. If there is an adverse development for rHuPH20 (e.g., an adverse regulatory determination relating to rHuPH20, if we are unable to obtain sufficient quantities of rHuPH20, if we are unable to obtain or maintain material proprietary rights to rHuPH20 or if we discover negative characteristics of rHuPH20), multiple areas of our business, including current and potential collaborations, as well as proprietary programs would be substantially impacted. For example, elevated anti-rHuPH20 antibody titers were detected in the registration trial for Baxalta’s HYQVIA product as well as in a former collaborator’s product in a Phase 2 clinical trial with rHuPH20, but have not been associated, in either case, with any adverse events. We monitor for antibodies to rHuPH20 in our collaboration and proprietary programs, and although we do not believe at this time that the incidence of non-neutralizing anti-rHuPH20 antibodies in either the HYQVIA program or the former collaborator’s program will have a significant impact on our other proprietary and other collaboration product candidates, there can be no assurance that there will not be other such occurrences in the foregoing programs or our other programs or that concerns regarding these antibodies will not also be raised by the FDA or other health authorities in the future, which could result in delays or discontinuations of our development or commercialization activities or deter entry into additional collaborations with third parties.
We routinely evaluate, and may modify, our business strategy and our strategic focus to only a few fields or applications of our technology which may increase the risk for potential negative impact from adverse developments.
We routinely evaluate our business strategy, and may modify this strategy in the future in light of our assessment of unmet medical needs, growth potential, resource requirements, regulatory issues, competition, risks and other factors. As a result of these strategic evaluations, we may focus our resources and efforts on one or a few programs or fields and may suspend or reduce our efforts on other programs and fields. For example, in the fourth quarter of 2019, we decided to focus our resources our ENHANZE technology. By focusing on one area, we increase the potential impact on us if one of those partner programs does not successfully complete clinical trials, achieve commercial acceptance or meet expectations regarding sales and revenue. Our decision to focus on one or a few programs may also reduce the value of programs that are no longer within our principal strategic focus, which could impair our ability to pursue collaborations or other strategic alternatives for those programs we are not pursuing.
Our collaboration product candidates may not receive regulatory approvals or their development may be delayed for a variety of reasons, including delayed or unsuccessful clinical trials, regulatory requirements or safety concerns.
Clinical testing of pharmaceutical products is a long, expensive and uncertain process, and the failure or delay of a clinical trial can occur at any stage, including the patient enrollment stage. Even if initial results of preclinical and nonclinical studies or clinical trial results are promising, our collaborators may obtain different results in subsequent trials or studies that fail to show the desired levels of dose safety and efficacy, or our collaborators may not, obtain applicable regulatory approval for a variety of other reasons. Preclinical, nonclinical, and clinical trials for collaboration product candidates could be unsuccessful, which would delay or preclude regulatory approval and commercialization of the product candidates. In the U.S. and other jurisdictions, regulatory approval can be delayed, limited or not granted for many reasons, including, among others:

•
during the course of clinical studies, the final data may differ from initial reported data, and clinical results may not meet prescribed endpoints for the studies or otherwise provide sufficient data to support the efficacy of our collaborators’ product candidates;

•	clinical and nonclinical test results may reveal inferior pharmacokinetics, side effects, adverse events or unexpected safety issues associated with the use of our collaborators’ product candidates;

•	regulatory review may not find that the data from preclinical testing and clinical trials justifies approval;

•	regulatory authorities may require that our partners change their studies or conduct additional studies which may significantly delay or make continued pursuit of approval commercially unattractive;

•	a regulatory agency may reject partner trial data or disagree with their interpretations of either clinical trial data or applicable regulations;

•
a regulatory agency may approve only a narrow use of partner product or may require additional safety monitoring and reporting through Risk Evaluation and Mitigation Strategies or conditions to assure safe use programs;

•	a partner may decide to not pursue regulatory approval for such a product;

•	a regulatory agency may not approve our manufacturing processes or facilities, or the processes or facilities of our collaborators, our contract manufacturers or our raw material suppliers;

•
a regulatory agency may identify problems or other deficiencies in our existing manufacturing processes or facilities, or the existing processes or facilities of our collaborators, our contract manufacturers or our raw material suppliers;

•
a regulatory agency may change its formal or informal approval requirements and policies, act contrary to previous guidance, adopt new regulations or raise new issues or concerns late in the approval process; or

•
a partner product candidate may be approved only for indications that are narrow or under conditions that place the product at a competitive disadvantage, which may limit the sales and marketing activities for such product candidate or otherwise adversely impact the commercial potential of a product.

If a collaboration product candidate is not approved in a timely fashion or obtained on commercially viable terms, or if development of any product candidate is terminated due to difficulties or delays encountered in the regulatory approval process, it could have a material adverse impact on our business, and we would become more dependent on the development of other collaboration product candidates and/or our ability to successfully acquire other technologies. There can be no assurances that any collaboration product candidate will receive regulatory approval in a timely manner, or at all. There can be no assurance that partners will be able to gain clarity as to the FDA’s requirements or that the requirements may be satisfied in a commercially feasible way, in which case our ability to enter into collaborations with third parties or explore other strategic alternatives to exploit an opportunity will be limited or may not be possible.
We anticipate that certain collaboration products will be marketed, and perhaps manufactured, in foreign countries. The process of obtaining regulatory approvals in foreign countries is subject to delay and failure for the reasons set forth above, as well as for reasons that vary from jurisdiction to jurisdiction. The approval process varies among countries and jurisdictions and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. Foreign regulatory agencies may not provide approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA.
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
We rely on third parties to manufacture, prepare, fill, finish, package, store and ship our products and product candidates on our behalf. If the third parties we identify fail to perform their obligations, the progress of partners clinical trials could be delayed or even suspended and the commercialization of approved product candidates could be delayed or prevented.
If we are unable to sufficiently develop our sales, marketing and distribution capabilities or enter into successful agreements with third parties to perform these functions, we will not be able to fully commercialize our products.
We may not be successful in marketing and promoting our approved product, Hylenex recombinant, or any other products we develop or acquire in the future. Our sales, marketing and distribution capabilities are limited. In order to commercialize any products successfully, we must internally develop substantial sales, marketing and distribution capabilities or establish collaborations or other arrangements with third parties to perform these services. We do not have extensive experience in these areas, and we may not be able to establish adequate in-house sales, marketing and distribution capabilities or engage and effectively manage relationships with third parties to perform any or all of such services. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, whose efforts may not meet our expectations or be successful. These third parties would be largely responsible for the speed and scope of sales and marketing efforts, and may not dedicate the resources necessary to maximize product opportunities. Our ability to cause these third parties to increase the speed and scope of their efforts may also be limited. In addition, sales and marketing efforts could be negatively impacted by the delay or failure to obtain additional supportive clinical trial data for our products. In some cases, third party collaborators are responsible for conducting these additional clinical trials, and our ability to increase the efforts and resources allocated to these trials may be limited.
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
If we or our collaborators do not achieve projected development, clinical, regulatory or sales goals in the timeframes we publicly announce or otherwise expect, the commercialization of our products may be delayed and, as a result, our stock price may decline, and we may face lawsuits relating to such declines.
From time to time, our collaborators may publicly articulate the estimated timing for the accomplishment of certain scientific, clinical, regulatory and other product development goals. The accomplishment of any goal is typically based on numerous assumptions, and the achievement of a particular goal may be delayed for any number of reasons both within and outside of our control. If scientific, regulatory, strategic or other factors cause us to not meet a goal, regardless of whether that goal has been publicly articulated or not, our stock price may decline rapidly. For example, the announcement in April 2014 of the temporary halting of our Phase 2 clinical trial for PEGPH20 caused a rapid decline in our stock price. Stock price declines may also trigger direct or derivative shareholder lawsuits. As with any litigation proceeding, the eventual outcome of any legal action is difficult to predict. If any such lawsuits occur, we will incur expenses in connection with the defense of these lawsuits, and we may have to pay substantial damages or settlement costs in connection with any resolution thereof. Although we have insurance coverage against which we may claim recovery against some of these expenses and costs, the amount of coverage may not be adequate to cover the full amount or certain expenses and costs may be outside the scope of the policies we maintain. In the event of an adverse outcome or outcomes, our business could be materially harmed from depletion of cash resources, negative impact on our reputation, or restrictions or changes to our governance or other processes that may result from any final disposition of the lawsuit. Moreover, responding to and defending pending litigation significantly diverts management’s attention from our operations.
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
Security breaches may disrupt our operations and harm our operating results and reputation.
We and our partners are subject to increasingly sophisticated attempts to gain unauthorized access to our information technology storage and access systems and are devoting resources to protect against such intrusion. The wrongful use, theft, deliberate sabotage or any other type of security breach with respect to any of our or any of our vendors and partners’ information technology storage and access systems could result in the disruption of our ability to use such systems or disclosure or dissemination of proprietary and confidential information that is electronically stored, including intellectual property, trade secrets, financial information, regulatory information, strategic plans, sales trends and forecasts, litigation materials or personal information belonging to us, our staff, our patients, customers and/or other business partners which could result in a material adverse impact on our business, operating results and financial condition. Our security and data recovery measures may not be adequate to protect against computer viruses, break-ins, and similar disruptions from unauthorized tampering with our electronic storage systems. Furthermore, any physical break-in or trespass of our facilities could result in the misappropriation, theft, sabotage or any other type of security breach with respect to our proprietary and confidential information, including research or clinical data or damage to our research and development equipment and assets. Such adverse effects could be material and irrevocable to our business, operating results, financial condition and reputation.
Risks Related To Ownership of Our Common Stock
Our stock price is subject to significant volatility.
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. The high and low sales prices of our common stock during the twelve months ended September 30, 2019 were $18.76 and $13.24, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

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
Risks Related to Our Industry
Our partner products must receive regulatory approval before they can be sold, and compliance with the extensive government regulations is expensive and time consuming and may result in the delay or cancellation of product sales, introductions or modifications.
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
Third-party payors are increasingly attempting to limit both the coverage and the level of reimbursement of new drug products to contain costs. Consequently, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Third party payors may not establish adequate levels of reimbursement for the products that we and our partners commercialize, which could limit their market acceptance and result in a material adverse effect on our revenues and financial condition.
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
In the U.S., our business may be impacted by changes in federal reimbursement policy resulting from executive actions, federal regulations, or federal demonstration projects. For example, in May 2018, the U.S. presidential administration released a drug pricing “blueprint” and requested public comment on an array of policy ideas intended to increase competition, improve the negotiating power of the federal government, reduce drug prices and lower patient out-of-pocket costs. This blueprint includes a number of policy ideas with the potential to significantly impact, whether individually or collectively, our industry. Such proposals include moving coverage and reimbursement for Medicare Part B drugs into Medicare Part D, and instituting a competitive acquisition program for Part B drugs in which competing third-party vendors take on the financial risk of acquiring drugs and billing Medicare.
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
Our proprietary and collaboration products have numerous competitors in the U.S. and abroad including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that have developed competing products. The competitors for Hylenex recombinant include, but are not limited to, Valeant Pharmaceuticals International, Inc.’s FDA-approved product, Vitrase®, an ovine (ram) hyaluronidase, and Amphastar Pharmaceuticals, Inc.’s product, Amphadase®, a bovine (bull) hyaluronidase. For our ENHANZE technology, such competitors may include major pharmaceutical and specialized biotechnology firms. These competitors may develop technologies and products that are more effective, safer, or less costly than our current or future proprietary and collaboration product candidates or that could render our technologies and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risks during the quarter ended September 30, 2019.
As of September 30, 2019, our cash equivalents and marketable securities consisted of investments in money market funds, U.S. Treasury securities, asset-backed securities, corporate debt obligations and commercial paper. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. Based on our current investment portfolio as of September 30, 2019, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have provided updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The “Risk Factors” section provides updated information in certain areas, particularly with respect to the risks and uncertainties regarding the regulatory approval of proprietary and collaboration product candidates. Except for the addition of the Risk Factor entitled “We recently initiated a significant restructuring including a substantial reduction in our workforce to reduce our operating costs. As a result of this initiative, we may experience a disruption to our business operations. In addition, we may not realize all of the expected cost savings from our corporate restructuring which could have an adverse effect on our business or results of operations.” and related changes reflecting our decision to halt PEGPH20 development activities, close our oncology operations and implement an organizational restructuring, we do not believe the updates have materially changed the type or magnitude of risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws, as amended (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline Taxonomy Extension Schema Document.

101.CAL	Inline Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline Taxonomy Extension Label Linkbase Document.

101.PRE	Inline Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 3, 2019.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 19, 2016.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	November 12, 2019	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 12, 2019	/s/ Laurie D. Stelzer
Laurie D. Stelzer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)