Form 10-Q
period 2020-03-31
HALOZYME THERAPEUTICS, INC.
filed 2020-05-11
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 135,814,940 as of May 6, 2020.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$104,820	$120,179
Marketable securities, available-for-sale	263,363	301,083
Accounts receivable, net	29,749	59,442
Inventories	41,452	29,359
Prepaid expenses and other assets	28,587	33,373
Total current assets	467,971	543,436
Property and equipment, net	11,752	10,855
Prepaid expenses and other assets	12,130	11,083
Restricted cash	500	500
Total assets	$492,353	$565,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,320	$6,434
Accrued expenses	26,811	55,649
Deferred revenue, current portion	4,012	4,012
Current portion of long-term debt, net	2,859	19,542
Total current liabilities	42,002	85,637
Deferred revenue, net of current portion	641	1,247
Long-term debt, net	386,571	383,045
Other long-term liabilities	5,097	4,180
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 135,364 and 136,713 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	135	137
Additional paid-in capital	667,677	695,066
Accumulated other comprehensive income	11	240
Accumulated deficit	(609,781)	(603,678)
Total stockholders’ equity	58,042	91,765
Total liabilities and stockholders’ equity	$492,353	$565,874
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Royalties	$16,822	$17,953
Product sales, net	8,147	8,390
Revenues under collaborative agreements	385	30,606
Total revenues	25,354	56,949
Operating expenses:
Cost of product sales	5,787	4,649
Research and development	10,158	31,328
Selling, general and administrative	12,632	18,006
Total operating expenses	28,577	53,983
Operating (loss) income	(3,223)	2,966
Other income (expense):
Investment and other income, net	2,479	2,057
Interest expense	(5,348)	(3,205)
Net (loss) income before income taxes	(6,092)	1,818
Income tax expense	11	22
Net (loss) income	$(6,103)	$1,796

Net (loss) income per share:
Basic	$(0.04)	$0.01
Diluted	$(0.04)	$0.01

Shares used in computing net (loss) income per share:
Basic	137,186	144,743
Diluted	137,186	147,474
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(6,103)	$1,796
Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities	(229)	335
Foreign currency translation adjustment	(1)	1
Unrealized gain on foreign currency	1	2
Total comprehensive loss	$(6,332)	$2,134
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,

	2020	2019
Operating activities:
Net (loss) income	$(6,103)	$1,796
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,531	9,475
Depreciation and amortization	857	990
Amortization of debt discount	3,478	306
Accretion of discounts on marketable securities, net	9	(936)
Gain on disposal of equipment	(597)	—
Recognition of deferred revenue	(606)	(499)
Lease payments deferred	(221)	(93)
Other	(4)	11
Changes in operating assets and liabilities:
Accounts receivable, net	29,693	1,841
Inventories	(12,093)	(8,616)
Prepaid expenses and other assets	3,833	(818)
Accounts payable and accrued expenses	(27,621)	(7,881)
Net cash used in operating activities	(4,844)	(4,424)
Investing activities:
Purchases of marketable securities	(63,257)	(167,670)
Proceeds from maturities of marketable securities	100,742	197,410
Purchases of property and equipment	(114)	(927)
Proceeds from disposal of property and equipment	738	—
Net cash provided by investing activities	38,109	28,813
Financing activities:
Repayment of long-term debt	(16,699)	(21,281)
Payment of debt issuance cost	(68)	—
Repurchase of common stock	(51,574)	—
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	19,717	(449)
Net cash used in financing activities	(48,624)	(21,730)
Net increase (decrease) in cash, cash equivalents and restricted cash	(15,359)	2,659
Cash, cash equivalents and restricted cash at beginning of period	120,679	58,436
Cash, cash equivalents and restricted cash at end of period	$105,320	$61,095

Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for purchases of property and equipment	$347	$200
Right-of-use assets obtained in exchange for lease obligation	$1,589	$165
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2019	136,713	137	695,066	240	(603,678)	91,765
Share-based compensation expense	—	—	4,531	—	—	4,531
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	2,355	2	19,715	—	—	19,717
Cancellation of restricted stock awards, net	(1)	—	—	—	—	—
Repurchase of common stock	(3,703)	(4)	(51,570)			(51,574)
Equity Component of convertible notes			(65)			(65)
Other comprehensive loss	—	—	—	(229)	—	(229)
Net loss	—	—	—	—	(6,103)	(6,103)
BALANCE AS OF MARCH 31, 2020	135,364	135	667,677	11	(609,781)	58,042
	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2018	144,725	145	780,457	(277)	(531,438)	248,887
Share-based compensation expense	—	—	9,475	—	—	9,475
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	641	—	(449)	—	—	(449)
Cancellation of restricted stock awards, net	(2)	—	—	—	—	—
Other comprehensive income	—	—	—	338	—	338
Net income	—	—	—	—	1,796	1,796
BALANCE AS OF MARCH 31, 2019	145,364	145	789,483	61	(529,642)	260,047

See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Business
Halozyme Therapeutics, Inc. is a biopharma technology platform company that provides innovative and disruptive solutions with the goal of improving patient experience and outcomes. Our proprietary enzyme, rHuPH20, is used to facilitate the delivery of injected drugs and fluids. We license our technology to biopharmaceutical companies to collaboratively develop products that combine our ENHANZE® drug delivery technology with the collaborators’ proprietary compounds.
Our approved product and our collaborators’ approved products and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 is the active ingredient in our first commercially approved product, Hylenex® recombinant, (“Hylenex”), and it works by breaking down hyaluronan (or “HA”), a naturally occurring carbohydrate that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. This temporarily increases dispersion and absorption allowing for improved subcutaneous delivery of injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as our ENHANZE® drug delivery technology (“ENHANZE”). We license the ENHANZE technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the subcutaneous route of administration. In the development of proprietary intravenous (IV) drugs combined with our ENHANZE technology, data have been generated supporting the potential for ENHANZE to reduce treatment burden, as a result of shorter duration of subcutaneous (SC) administration. ENHANZE may enable fixed-dose SC dosing compared to weight-based dosing required for IV administration, and potentially allow for lower rates of infusion related reactions. Lastly, certain proprietary drugs co-formulated with ENHANZE have been granted additional exclusivity, extending the patent life of the product beyond the one of the proprietary IV drug.
We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Baxalta US Inc. and Baxalta GmbH (now members of the Takeda group of companies, following the acquisition of Shire plc by Takeda Pharmaceutical Company Limited in January 2019) (“Baxalta”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol-Myers Squibb Company (“BMS”), Alexion Pharma Holding (“Alexion”) and ARGENX BVBA (“argenx”). We receive royalties from two of these collaborations, including royalties from sales of one product from the Baxalta collaboration and two products from the Roche collaboration. Future potential revenues from royalties and fees from ENHANZE collaborations and the sales and/or royalties of our approved products will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 24, 2020. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. There was no change to net cash used in operating activities. Operating results for interim periods are not necessarily indicative of the operating results for an entire fiscal year.
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
Use of Estimates
The preparation of interim unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“ U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our interim unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from management’s estimates.
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within ninety days or less from the date of purchase. As of March 31, 2020, our cash equivalents consisted of money market funds.
Marketable securities are investments with original maturities of more than ninety days from the date of purchase that are specifically identified to fund current operations. Marketable securities are considered available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date which reflects management’s intention to use the proceeds from the sale of these investments to fund our operations, as necessary. Such available-for-sale investments are carried at fair value with unrealized gains and losses recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity (deficit). The cost of marketable securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in investment and other income, net in the interim unaudited condensed consolidated statements of operations. We use the specific identification method for calculating realized gains and losses on marketable securities sold. None of the realized gains and losses and declines in value judged to be as a result of credit loss on marketable securities, if any, are included in investment and other income, net in the interim unaudited condensed consolidated statements of operations.
Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At March 31, 2020 and December 31, 2019, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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
As of March 31, 2020, and December 31, 2019, inventories consisted of $1.6 million and $1.4 million, respectively, of Hylenex inventory, net and $39.8 million and $28.0 million, respectively, of bulk rHuPH20.
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
We collect an upfront license payment from the collaboration partner and are also entitled to receive event-based payments subject to the collaboration partner’s achievement of specified development, regulatory and sales-based milestones. In several agreements, collaboration partners pay us annual fees to maintain their exclusive license rights if they are unable to advance product development to specified stages. We earn separate fees for bulk rHuPH20 supplies and research and development services. In addition, the collaboration partner will pay us royalties at an on average mid-single digit percent rate of their sales if products under the collaboration are commercialized. All amounts owed to us are noncancelable after the underlying triggering event occurs, and nonrefundable once paid. Unless terminated earlier in accordance with its terms, the collaboration generally continues in effect until the later of: (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration, which is determined separately for each country. In the event such valid claims expire prior to the last to expire royalty term, the royalty rate is reduced for the remaining royalty term following such expiration. The collaboration partner may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis generally upon 90 days prior written notice to us. Upon any such termination, the license granted to the collaboration partner (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement (as opposed to a termination), the on-going licenses granted will become perpetual, non-exclusive and fully paid.
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
Cost of Product Sales
Cost of product sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of Hylenex recombinant and bulk rHuPH20 and ENHANZE drug product that has alternative future use. Cost of product sales also consists of the write-down of excess, dated and obsolete inventories and the write-off of inventories that do not meet certain product specifications, if any. Prior to bulk rHuPH20 and ENHANZE drug product having alternative future use, all costs related to the manufacturing of those products were charged to research and development expenses in the periods such costs were incurred. Of the bulk rHuPH20 and ENHANZE drug product that has alternative future use on hand as of March 31, 2020, approximately $0.1 million in manufacturing costs were previously recorded as research and development expenses. We expect to sell this inventory by the end of 2020.
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
Share-Based Compensation
We record compensation expense associated with stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) in accordance with the authoritative guidance for stock-based compensation. The cost of employee services received in exchange for an award of an equity instrument is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period of the award. Share-based compensation expense for an award with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. Forfeitures are recognized as a reduction of share-based compensation expense as they occur.
Income Taxes
We provide for income taxes using the liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities at each year end and their respective tax bases and are measured using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Significant judgment is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and the valuation allowance to record against our net deferred tax assets, which are based on complex and evolving tax regulations throughout the world. Deferred tax assets and other tax benefits are recorded when it is more likely than not that the position will be sustained upon audit. While we have begun to utilize certain of our net operating losses, we have not yet established a track record of profitability. Accordingly, valuation allowances have been recorded to reduce our net deferred tax assets to zero, with the exception of the alternative minimum tax ("AMT") credit carryover of $1.7 million which will either be utilized, or if unutilized, fully refunded in 2020 as further discussed below. For all other deferred tax assets the valuation allowance will reduce the net value to zero until such time as we can demonstrate an ability to realize them.
In response to the coronavirus (COVID-19) pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the U.S. The CARES Act includes many measures to assist companies, including temporary changes to income and non-income-based tax laws. One of the key tax provisions of the bill is allowing taxpayers with AMT credits to claim a refund in 2020 for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as originally enacted by the Tax Cuts and Jobs Act (“TCJA”) in 2017. Under the TCJA, we had recorded a receivable for AMT credits that was expected to be received in future years. Under the CARES Act, the remaining receivable for the AMT credit is fully refundable in 2020. Other than the refundability of the AMT credit, at this time, we do not believe that the CARES Act will have a material impact on our financial statements.
Net (Loss) Income Per Share
Basic net (loss) income per common share is computed by dividing net (loss) income for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Outstanding stock options, unvested RSAs, unvested RSUs and the Convertible Notes are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. For the three months ended  March 31, 2020 and 2019, approximately 29.2 million and 7.7 million shares, respectively, of outstanding stock options, unvested RSAs, unvested RSUs and the Convertible Notes were excluded from the calculation of diluted net (loss) income per common share because their effect was anti-dilutive.

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
A reconciliation of the numerators and the denominators of the basic and diluted net (loss) income per common share computations is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net (loss) income	$(6,103)	$1,796
Denominator:
Weighted average common shares outstanding for basic net (loss) income per share	137,186	144,743
Net effect of dilutive common stock equivalents	—	2,731
Weighted average common shares outstanding for diluted net (loss) income per share	137,186	147,474
Net (loss) income per share:
Basic	$(0.04)	$0.01
Diluted	$(0.04)	$0.01

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

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820).	The new guidance removes, modifies and adds to certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement.	January 1, 2020	We adopted the new guidance on January 1, 2020. The adoption did not have a material impact on our condensed consolidated financial position or results of operations.

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
		January 1, 2020	We adopted the new guidance on January 1, 2020. The adoption did not have a material impact on our condensed consolidated financial position or results of operations.

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

		January 1, 2020	We adopted the new guidance on January 1, 2020. The adoption did not have a material impact on our condensed consolidated financial position or results of operations.

3. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	26,874	19	(138)	26,755
Corporate debt securities	151,395	55	(480)	150,970
U.S. Treasury securities	60,269	570	—	60,839
Commercial paper	24,799	—	—	24,799
	263,337	644	(618)	263,363

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$30,484	$55	$—	$30,539
Corporate debt securities	161,308	178	(14)	161,472
U.S. Treasury securities	75,192	40	(5)	75,227
Commercial paper	33,845	—	—	33,845
	$300,829	$273	$(19)	$301,083

As of March 31, 2020, 20 available-for-sale marketable securities with a fair market value of $129.9 million were in a gross unrealized loss position of $0.6 million. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of March 31, 2020, because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	March 31, 2020	December 31, 2019
	Estimated Fair Value
Due within one year	$250,686	$274,805
After one but within five years	12,677	26,278
	$263,363	$301,083

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2020			December 31, 2019
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$104,953	$—	$104,953	$119,949	$—	$119,949

Available-for-sale marketable securities:
Asset-backed securities	—	26,756	26,756	—	30,539	30,539
Corporate debt securities	—	150,970	150,970	—	161,472	161,472
U.S. Treasury securities	60,839	—	60,839	75,228	—	75,228
Commercial paper	—	24,799	24,799	—	33,845	33,845
	$165,792	$202,525	$368,317	$195,177	$225,856	$421,033
We had no instruments that were classified within Level 3 as of March 31, 2020 and December 31, 2019.

4. Revenue
Our disaggregated revenues were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Royalties	$16,822	$17,953

Product sales, net
Sales of bulk rHuPH20	$3,767	$5,082
Sales of ENHANZE drug product	46	137
Sales of Hylenex	4,334	3,171
Total product sales, net	8,147	8,390

Revenues under collaborative agreements:
Upfront license and target nomination fees	—	30,000
Event-based development and regulatory milestones and other fees	—	—
Research and development services	385	606
Total revenues under collaborative agreements	385	30,606

Total revenue	$25,354	$56,949

During the three months ended March 31, 2020 we recognized revenue related to licenses granted to collaboration partners in prior periods in the amount of $16.8 million, which represents royalties earned in the current period. We recognized revenue of $0.6 million during the three months ended March 31, 2020 that had been included in deferred revenues at December 31, 2019.
Accounts receivable, net, and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accounts receivable, net	$29,749	$59,442
Deferred revenues	4,653	5,259

As of March 31, 2020, the amounts included in the transaction price of our contracts with customers, including collaboration partners, and allocated to goods and services not yet provided were $11.8 million, of which $7.1 million relates to unfulfilled product purchase orders and $4.7 million has been collected and is reported as deferred revenues. The unfulfilled product purchase orders are estimated to be delivered during the remainder of 2020. Of the total deferred revenues of $4.7 million, $4.0 million is expected to be used by our customers within the next 12 months.
There were no contract assets related to collaborative agreements at March 31, 2020. While we may become entitled to receive additional event-based development and regulatory milestones and other fees under our collaborative agreements, which relate to intellectual property licenses granted to collaboration partners in prior periods, no amounts were probable.

The following table presents amounts under our collaborative agreements included in the transaction price (i.e. cumulative amounts triggered or probable) as of March 31, 2020 (in thousands):

	Upfront (1)	Event-based (2)	Sales (3)	Total
Collaboration partner and agreement date:
Roche (December 2006, September 2017 and October 2018)	$105,000	$30,000	$22,000	$157,000
Baxalta (September 2007)	10,000	3,000	9,000	22,000
Pfizer (December 2012)	14,500	2,000	—	16,500
Janssen (December 2014)	18,250	15,000	—	33,250
AbbVie (June 2015)	23,000	6,000	—	29,000
Lilly (December 2015)	33,000	—	—	33,000
BMS (September 2017)	105,000	5,000	—	110,000
Alexion (December 2017)	40,000	6,000	—	46,000
argenx (February 2019)	40,000	5,000	—	45,000
Royalties				340,107
Total amounts under our collaborative agreements included in the transaction price				831,857

(1)	Upfront and additional target selection fees

(2)	Event-based development and regulatory milestone amounts and other fees

(3)	Sales-based milestone amounts
Through March 31, 2020, our collaboration partners have completed development, obtained marketing authorization approvals for certain indications and commenced commercialization of the following products:

•	Roche, for Herceptin SC (trastuzumab) in the European Union (“EU”) in August 2013; and MabThera SC (rituximab)
in the EU in March 2014 and its equivalent RITUXAN HYCELA (rituximab/hyaluronidase human) in the US in June 2017; Herceptin SC in Canada in September 2018; and Herceptin Hylecta (trastuzumab and hyaluronidase-oysk) in the US in February 2019.

•	Baxalta, for HYQVIA (Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase) in the EU and in the US in May 2013.
The remaining targets and products are currently in the process of development by the collaboration partners.

5. Certain Balance Sheet Items
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accounts receivable from product sales to collaborators	$9,456	$35,649
Accounts receivable from revenues under collaborative agreements	619	3,850
Accounts receivable from royalty payments	16,766	17,149
Accounts receivable from other product sales	3,851	3,591
Subtotal	30,692	60,239
Allowance for distribution fees and discounts	(943)	(797)
Total accounts receivable, net	$29,749	$59,442

Inventories consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$7,333	$2,769
Work-in-process	23,200	15,710
Finished goods	10,919	10,880
Total inventories	$41,452	$29,359

Prepaid expenses and other assets consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Prepaid manufacturing expenses	$27,438	$30,156
Prepaid research and development expenses	3,545	4,964
Other prepaid expenses	1,934	3,655
Other assets	7,800	5,681
Total prepaid expenses and other assets	40,717	44,456
Less long-term portion	12,130	11,083
Total prepaid expenses and other assets, current	$28,587	$33,373

Prepaid manufacturing expenses include raw materials, slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory as materials are used or the CMO services are complete.
Property and equipment, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Research equipment	$6,999	$7,403
Manufacturing equipment	4,157	3,858
Computer and office equipment	4,794	4,859
Leasehold improvements	1,628	1,628
Subtotal	17,578	17,748
Accumulated depreciation and amortization	(10,797)	(10,742)
Subtotal	6,781	7,006
Right of use assets	4,971	3,849
Property and equipment, net	$11,752	$10,855
Depreciation and amortization expense was approximately $0.9 million and $1.0 million, inclusive of ROU asset amortization of $0.5 million and $0.4 million for the three months ended March 31, 2020 and 2019 respectively.

Accrued expenses consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued outsourced research and development expenses	$4,060	$8,423
Accrued compensation and payroll taxes	3,342	27,888
Accrued outsourced manufacturing expenses	10,154	9,173
Other accrued expenses	6,982	7,876
Lease liability	7,370	6,469
Total accrued expenses	31,908	59,829
Less long-term portion	5,097	4,180
Total accrued expenses, current	$26,811	$55,649

Expense associated with the accretion of the lease liabilities was approximately $0.1 million and $0.2 million for the three months ended March 31, 2020 and 2019 respectively. Total lease expense for the three months ended March 31, 2020 and 2019 was $0.6 million and $0.6 million respectively.
Cash paid for amounts related to leases for the three months ended March 31, 2020 and 2019 was $0.8 million and $0.7 million, respectively.
Deferred revenue consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Collaborative agreements
License fees and event-based payments	$2,764	$2,764
Product sales	1,889	2,495
Total deferred revenue	4,653	5,259
Less current portion	4,012	4,012
Deferred revenue, net of current portion	$641	$1,247

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
In accordance with accounting guidance for debt with conversion and other options, we accounted for the debt and equity components of the Convertible Notes separately. The estimated fair value of the debt component at the date of issuance was $381.8 million, which was computed based on our non-convertible borrowing rate for similar debt of 5.19%, derived from independent valuation analysis. The equity component was allocated a value of $65.6 million and represents the difference between the $447.4 million of net proceeds from the issuance of the Convertible Notes and the $381.8 million estimated fair value of the debt component at the date of issuance.
In connection with the Convertible Notes, we paid the initial purchasers of the Convertible Notes a fee of $12.7 million and incurred additional debt issuance costs totaling $0.3 million, which includes expenses that we paid on behalf of the initial purchasers and expenses incurred directly by us. Debt issuance costs, the initial purchasers’ fee and the equity component is presented as a debt discount as of March 31, 2020 in the amount of $73.4 million, and will be amortized over the remaining estimated term of 5 years using the effective interest method, utilizing an effective interest rate of 5.10%. The net carrying amount of the debt as of March 31, 2020 is $386.6 million. For the quarter ended March 31, 2020, we recognized interest expense of $4.9 million, including contractual coupon interest of $1.4 million and amortization of the debt discount of $3.5 million.

As of March 31, 2020, we were in compliance with all covenants under the Indenture and there was no material adverse change in our business, operations or financial condition.
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty LLC (“Halozyme Royalty”), we received a $150 million loan (the “Royalty-backed Loan”) pursuant to a credit agreement (the “Credit Agreement”) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the “Royalty-backed Lenders”). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (“Collaboration Agreements”). The royalty payments from the Collaboration Agreements will be used to repay the principal and interest on the loan (the “Royalty Payments”).  The Royalty-backed Loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. The interest rate as of March 31, 2020 was 9.64%.
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
As of March 31, 2020, we were in compliance with all covenants under the Royalty-backed Loan and there was no material adverse change in our business, operations or financial condition.
We began making principal and interest payments against the Royalty-backed Loan in the first quarter of 2017 and therefore had no capitalized interest in the three months ended March 31, 2020. In addition, we recorded accrued interest, which is included in accrued expenses, of $12.3 thousand and $0.1 million as of March 31, 2020 and December 31, 2019, respectively
In connection with the Royalty-backed Loan, we paid the Royalty-backed Lenders a fee of $1.5 million and incurred additional debt issuance costs totaling $0.4 million, which includes expenses that we paid on behalf of the Royalty-backed Lenders and expenses incurred directly by us. Debt issuance costs and the lender fee have been netted against the debt as of March 31, 2020 and are being amortized over the estimated term of the debt using the effective interest method. For the three months ended March 31, 2020 and 2019, we recognized interest expense, including amortization of the debt discount, related to the Royalty-backed Loan of $0.4 million and $2.2 million, respectively. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs requires that we make estimates that could impact the short- and long-term classification of these costs, as well as the period over which these costs will be amortized. The outstanding balance of the Royalty-backed Loan as of March 31, 2020 was $2.9 million.
Oxford and SVB Loan and Security Agreement
In June 2016, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (collectively, the “Lenders”), providing a senior secured loan facility of up to an aggregate principal amount of $70.0 million, comprising a $55.0 million draw in June 2016 and an additional $15.0 million tranche, which we had the option to draw during the second quarter of 2017 and did not exercise. The initial proceeds were partially used to pay the outstanding principal and final payment of $4.25 million owed on a previous loan agreement with the Lenders. The remaining proceeds were used for working capital and general business requirements. The senior secured loan facility carried a fixed interest rate of 8.25%. The repayment schedule provided for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of January 1, 2021. The Loan Agreement provided for a final payment equal to 5.50% of the initial $55.0 million principal amount, which was due when the Loan Agreement becomes due or upon the prepayment of the facility. We had the option to prepay the outstanding balance of the Loan Agreement in full and exercised this option in November 2019, at which point we paid the full remaining balance and final payment of $26.1 million, thereby satisfying and discharging all obligations under, and terminating, the Loan Agreement.

7. Share-based Compensation
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$1,550	$4,290
Selling, general and administrative	2,981	5,185
Share-based compensation expense	$4,531	$9,475

Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock options	$2,383	$5,053
RSAs and RSUs	2,148	4,422
	$4,531	$9,475

We granted stock options to purchase approximately 1.3 million and 2.2 million shares of common stock during the three months ended March 31, 2020 and 2019, respectively. The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes model”). Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments. The assumptions used in the Black-Scholes model were as follows:

	Three Months Ended March 31,
	2020	2019
Expected volatility	50.92-51.30%	56.60-56.90%
Average expected term (in years)	5.5	5.4
Risk-free interest rate	0.88-1.67%	2.49-2.56%
Expected dividend yield	—	—

Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	March 31, 2020
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$24,142	2.98
RSAs	$122	0.09
RSUs	$18,951	3.04

8. Stockholders’ Equity
During the three months ended March 31, 2020 and 2019, we issued an aggregate of 1,792,043 and 163,421 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $12.56 and $9.66 per share, respectively, for net proceeds of approximately $22.5 million and $1.6 million, respectively. For the three months ended March 31, 2020 and 2019, we issued 563,603 and 478,037 shares of common stock, respectively, upon vesting of certain RSUs for which 140,525 and 123,095 RSUs were withheld from the RSU holders, respectively, to pay for minimum withholding taxes totaling approximately $5.4 million and $2.0 million, respectively. Stock options and unvested restricted units totaling approximately 9.9 million shares and 13.6 million shares of our common stock were outstanding as of March 31, 2020 and December 31, 2019, respectively.

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
We had the following activity under the approved share repurchase programs (dollars in thousands, except share and per share data)

	2020
	Total Number of Shares Purchased(1)	Weighted-Average Price paid Per Share	Total Cost(2)
First quarter	3,188,795	$16.15	$51,574
	3,188,795		$51,574

(1) This is in addition to 0.5 million shares delivered in February upon completion of the ASR.
(2) Included in the total cost of shares purchased is a commission fee of $0.02 per share.

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
Our commitments include payments related to our commenced operating leases. Approximate annual future minimum operating lease payments as of March 31, 2020 are as follows (in thousands; excluding the three months ended March 31, 2020):

Year:	Operating Leases
2020	$2,526
2021	2,863
2022	2,683
2023	117
2024	—
Total minimum lease payments	$8,189
Less imputed interest	$(819)
Total	$7,370

The weighted-average remaining lease term of our operating leases is approximately 2.6 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The following information should be read in conjunction with the interim unaudited condensed consolidated financial statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2019, included in our Annual Report on Form 10-K for the year ended December 31, 2019. Past financial or operating performance is not necessarily a reliable indicator of future performance, and our historical performance should not be used to anticipate results or future period trends.
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than statements of historical fact are, or may be deemed to be, forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity,” “project” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development or regulatory approval of new partner products, enhancements of existing products or technologies, timing and success of the launch of new products by our collaborators, third party performance under key collaboration agreements,the ability of our bulk drug manufacturers to provide adequate supply for our collaboration partners, revenue, expense and cash burn levels, anticipated amounts and timing of share repurchases, anticipated profitability and expected trends, expected repayment of the Royalty-backed Loan, the potential impact of the COVID-19 global pandemic on our business and trends and other statements regarding matters that are not historical are forward-looking statements. Such statements reflect management’s current forecast of certain aspects of our future, are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements due to a number of factors including, but not limited to, those set forth below under the section entitled “Risks Factors” and elsewhere in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report.
Overview
Halozyme Therapeutics, Inc. is a biopharma technology platform company that provides innovative and disruptive solutions with the goal of improving patient experience and outcomes. Our proprietary enzyme, rHuPH20, is used to facilitate the delivery of injected drugs and fluids. We license our technology to biopharmaceutical companies to collaboratively develop products that combine our ENHANZE® drug delivery technology with the collaborators’ proprietary compounds.
Our approved product and our collaborators’ approved products and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 is the active ingredient in our first commercially approved product, Hylenex® recombinant, and it works by breaking down hyaluronan (or HA), a naturally occurring carbohydrate that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. This temporarily increases dispersion and absorption allowing for improved subcutaneous delivery of injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as our ENHANZE® drug delivery technology (ENHANZE). We license the ENHANZE technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the subcutaneous route of administration. In the development of proprietary intravenous (IV) drugs combined with our ENHANZE technology, data have been generated supporting the potential for ENHANZE to reduce treatment burden, as a result of shorter duration of subcutaneous (SC) administration. ENHANZE may enable fixed-dose SC dosing compared to weight-based dosing required for IV administration, and potentially allow for lower rates of infusion-related reactions. Lastly, certain proprietary drugs co-formulated with ENHANZE have been granted additional exclusivity, extending the patent life of the product beyond the one of the proprietary IV drug.

We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Baxalta US Inc. and Baxalta GmbH (now members of the Takeda group of companies, following the acquisition of Shire plc by Takeda Pharmaceutical Company Limited in January 2019) (Baxalta), Pfizer Inc. (Pfizer), Janssen Biotech, Inc. (Janssen), AbbVie, Inc. (AbbVie), Eli Lilly and Company (Lilly), Bristol Myers Squibb Company (BMS), Alexion Pharma Holding (Alexion) and ARGENX BVBA (argenx). We receive royalties from two of these collaborations, including royalties from sales of one product from the Baxalta collaboration and two products from the Roche collaboration. Future potential revenues from the sales and/or royalties of our approved products, product candidates, and ENHANZE collaborations will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
Our first quarter of 2020 and recent key events include:

•
In May 2020, we announced that The Janssen Pharmaceutical Companies of Johnson and Johnson received US FDA approval of DARZALEX FASPROTM in four regimens across five indications in multiple myeloma patients, including newly diagnosed, transplant-ineligible patients as well as relapsed or refractory patients. As a fixed-dose formulation, DARZALEX FASPRO can be administered over three to five minutes, significantly less time than IV DARZALEX which requires multi-hour infusions.

▪
In April 2020, we announced that Janssen-Cilag International NV (Janssen) received a Committee for Medicinal Products for Human Use (CHMP) Positive Opinion from the European Medicines Agency (EMA) recommending approval of a DARZALEX® (daratumumab) SC formulation for the treatment of adult patients with multiple myeloma in frontline and relapsed/refractory settings. The CHMP’s Positive Opinion for daratumumab SC formulation applies to multiple current daratumumab indications including newly diagnosed and transplant-ineligible patients, as well as relapsed or refractory patients.

▪
In April 2020, we announced the submission of a New Drug Application (NDA) to Japan's Ministry of Health, Labour and Welfare (MHLW) by Janssen Pharmaceutical K.K. (Janssen) seeking approval of a new SC formulation of daratumumab, an intravenous (IV) treatment approved for patients with multiple myeloma.

•
In March 2020, we repurchased approximately 3.2 million shares of common stock in open market purchases for $51.6 million. Since the inception of our capital return program in November 2019 to repurchase up to $550.0 million of outstanding common stock over a three-year period, we have repurchased a total of 14.3 million shares for $251.6 million as of 3/31/2020.

•
In March 2020, Hylenex, which was approved in an NDA, was deemed to be an approved Biologics License Application (BLA) under section 351(a) of the Public Health Service Act (PHS Act). A portion of our competition comes from compounding pharmacies, which are prohibited from compounding biologic products per the Drug Quality & Security Act (DQSA). As hyaluronidase is now considered a biologic, this change may benefit sales of Hylenex.

•
In February 2020, we announced that the FDA has accepted a BLA from Genentech, a member of the Roche Group, for the fixed-dose combination of pertuzumab (Perjeta®) and trastuzumab (Herceptin® ) for subcutaneous administration using ENHANZE technology in combination with IV chemotherapy for the treatment of eligible patients with HER2-positive breast cancer and the PDUFA date of October 18, 2020 was assigned.

Product and Product Candidates
We currently have one marketed proprietary product and four marketed or approved partnered products. The following table summarizes our proprietary product, marketed partnered products and product candidates under development with our collaborators:

| PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES | THERAPEUTIC AREA | APPROVED INDICATION | PHASE 1 / PHASE 2 / PHASE 3 / FILED / APPROVED |
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
| HYQVIA® [Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase] | Immunology | Primary Immunodeficiency | Approved for adults in U.S., EU and OUS; Pediatric indication approved in EU and OUS |
| **Janssen** | | | |
| DARZALEX FASPRO™ (daratumumab) | Oncology | Multiple Myeloma | U.S. Approved |

All trademarks belong to their respective owners.

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
Directed at the same target, Roche initiated a Phase 1 study of Perjeta® (pertuzumab) and Herceptin (trastuzumab) using ENHANZE technology in patients with early breast cancer in March 2016. In June 2018, Roche initiated a global Phase 3 study of a fixed-dose combination of Perjeta and Herceptin using ENHANZE technology in patients with HER2-positive early breast cancer. In August 2019, the global phase 3 study met its primary endpoint. The study results demonstrated non-inferior levels of Perjeta in the blood (pharmacokinetics) compared to standard intravenous (IV) infusion of Perjeta plus Herceptin and chemotherapy in patients with HER2-positive early breast cancer. The study also demonstrated that the safety profile of the fixed dose subcutaneous combination of Perjeta and Herceptin was consistent with the safety profile of Perjeta and Herceptin administered intravenously. In December 2019, the full data from the study was presented at the San Antonio Breast Cancer Symposium and subsequently BLA and MAA submissions were completed based on these results. The FDA accepted the BLA and a PDUFA date of October 18, 2020 was assigned.
In June 2014, Roche launched MabThera SC in Europe for the treatment of patients with common forms of non-Hodgkin lymphoma (NHL) followed by launches in additional countries. This formulation utilizes our ENHANZE technology and is administered in approximately five minutes compared to the approximately 1.5 to 4 hour intravenous infusion. In May 2016, Roche announced that the EMA approved Mabthera SC to treat patients with chronic lymphocytic leukemia (CLL). In June 2017, the FDA approved Genentech’s RITUXAN HYCELA™, a combination of rituximab and ENHANZE (approved and marketed under the MabThera SC brand in countries outside the U.S. and Canada), for CLL and two types of NHL, follicular lymphoma and diffuse large B-cell lymphoma. In March 2018, Health Canada approved a combination of rituximab and rHuPH20 (approved and marketed under the brand name RITUXAN® SC) for patients with CLL.
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
Janssen Collaboration
In December 2014, we and Janssen entered into a collaboration and license agreement, under which Janssen has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Janssen proprietary biologics directed to up to five targets. Targets may be selected on an exclusive basis. Janssen has elected CD38 as the first target on an exclusive basis. Janssen has initiated seven Phase 3 studies, two Phase 2 study and one Phase 1 study of DARZALEX® (daratumumab), directed at CD38, using ENHANZE technology in patients with amyloidosis, smoldering myeloma and multiple myeloma.
In February 2019, Janssen’s development partner, Genmab, announced positive Phase 3 trial results from the COLUMBA study evaluating subcutaneous DARZALEX in comparison to DARZALEX IV in patients with relapsed or refractory multiple myeloma. DARZALEX SC (utilizing ENHANZE technology) was found to be non-inferior to Darzalex IV with regard the co-primary endpoints of Overall Response Rate and Maximum Trough concentration. In May 2020, we announced that Janssen received US FDA approval of DARZALEX FASPRO in four regimens across five indications in multiple myeloma patients, including newly diagnosed, transplant-ineligible patients as well as relapsed or refractory patients. As a fixed-dose formulation, DARZALEX FASPRO can be administered over three to five minutes, significantly less time than IV DARZALEX which requires multi-hour infusions.
In April 2020, we announced that Janssen received a Committee for Medicinal Products for Human Use (CHMP) Positive Opinion from the EMA recommending approval of a daratumumab SC formulation for the treatment of adult patients with multiple myeloma in frontline and relapsed/refractory settings. The CHMP’s Positive Opinion for daratumumab SC formulation applies to multiple current daratumumab indications including newly diagnosed and transplant-ineligible patients, as well as relapsed or refractory patients.
In April 2020, we announced the submission of a New Drug Application (NDA) to Japan's Ministry of Health, Labour and Welfare (MHLW) by Janssen seeking approval of daratumumab SC.
In December 2019, Janssen elected targets EGFR and cMET on an exclusive basis as part of the bispecific antibody (amivantamab), which is being studied in solid tumors.
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
argenx Collaboration
In February 2019, we and argenx entered into an agreement for the right to develop and commercialize one exclusive target, the human neonatal Fc receptor, FcRn, which includes argenx's lead asset efgartigimod (ARGX-113), and an option to select two additional targets using ENHANZE technology. In May 2019, argenx nominated a second target to be studied using ENHANZE technology, a human complement factor C2 associated with the product candidate ARGX-117, which is being developed to treat severe autoimmune diseases.
In July 2019, argenx dosed the first subject in a phase 1 clinical trial evaluating the safety, pharmacokinetics and pharmacodynamics of efgartigimod (ARGX-113), using ENHANZE technology. In December 2019, argenx reported that based on data from the phase 1 study and internal company analysis, a one minute injection administered every 2 weeks may be possible. The Phase 2 efgartigimod clinical trial is enrolling chronic inflammatory demyelinating polyneuropathy (CIDP) patients.
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

Impact of COVID-19 to our Business
In March 2020, the World Health Organization declared a disease caused by a strain of novel coronavirus (“COVID-19”) to be a pandemic. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. In an effort to protect the health and safety of our employees and in compliance with state regulations, we instituted working from home, limited the number of people that work on site at any one time, and suspended employee travel. We anticipate that the global health crisis caused by COVID-19 will have an impact across the globe. The duration of the pandemic and the potential impact of the pandemic on the global economy as a whole is unknown. It is not clear what, if any, near and the long term effects the operational and economic impacts may have on our business, including the effects on our suppliers, collaborators, customers, employees, and prospects. We will continue to monitor the COVID-19 situation closely.

Results of Operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Royalties – Royalty revenue was $16.8 million for the three months ended March 31, 2020 compared to $18.0 million for the three months ended March 31, 2019. The decrease was mainly driven by lower sales of Herceptin SC by Roche, partially offset by higher sales of RITUXAN HYCELA in the U.S. by Roche and higher sales of HyQvia by Baxalta. In general, we expect royalty revenue to decline in the near term prior to our next ENHANZE partner product launch, primarily attributable to the ongoing impact from biosimilars in Europe.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019	Change
Sales of bulk rHuPH20:
Baxalta	2,290	45	2,245
Roche	431	4,461	(4,030)
Other	1,046	576	470
Sales of ENHANZE drug product	46	137	(91)
Sales of Hylenex	4,334	3,171	1,163
Total product sales, net	$8,147	$8,390	$(243)
Product sales, net decreased $0.2 million in the three months ended March 31, 2020 compared to the same period in 2019, due to a decrease in the sale of bulk rHuPH20 to Roche, partially offset by an increase in the sale of rHuPH20 to Baxalta and other partners and an increase in sales of Hylenex. We expect that product sales of bulk rHuPH20 and ENHANZE drug product will fluctuate in future periods based on the needs of our collaborators. In March 2020, the Surgeon General advised hospitals to cancel elective surgeries due to COVID-19. Hylenex is used in cataract surgery and other ophthalmologic surgeries, and therefore the advisory may have a negative impact on Hylenex sales, depending on the duration of the canceled surgeries.
We currently do not expect an interruption in our ability to sell our products as a results of COVID-19. Our contract manufacturers continue to operate as an essential business during the pandemic and have communicated that they have not identified any significant risk, delay, or concern that may have a substantial effect on delivery of any product. We will continue to monitor the operations of our contract manufacturers and their ability to continue to provide us with products.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019	Change
Upfront license fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments:	—	—	—
argenx	—	30,000	(30,000)
Subtotal	—	30,000	(30,000)
Reimbursements for research and development services	385	606	(221)
Total revenues under collaborative agreements	$385	$30,606	$(30,221)
Revenue from license fees decreased in the three months ended March 31, 2020, compared to the same period in 2019 mainly due to $30.0 million recognized in connection with the argenx Collaboration in 2019. Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments vary from period to period based on our ENHANZE collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our collaborators’ ability to meet various clinical and regulatory milestones set forth in such agreements and our ability to obtain new collaborative agreements. To date, based on current partner communications we have not identified any COVID-19 related delays that will materially impact our ENHANZE milestone revenue. We will continue to monitor the ENHANZE development activities of our partners and the impact of their plans on our milestone revenue, as there may be potential for COVID-19 related delays.

Revenue from reimbursements for research and development services decreased in the three months ended March 31, 2020, compared to the same period in 2019 mainly due to a decrease in services provided to Baxalta. Research and development services rendered by us on behalf of our collaborators are at the request of the collaborators; therefore, the amount and timing of future revenues related to reimbursable research and development services is uncertain.
Cost of Product Sales – Cost of product sales were $5.8 million for the three months ended March 31, 2020 compared to $4.6 million for the three months ended March 31, 2019. The increase of $1.2 million in cost of product sales was mainly due to an increase in costs supporting our product platform and an increase in sales of bulk rHuPH20 to Baxalta and other collaborators, partially offset by a decrease in sales of bulk rHuPH20 to Roche.
Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Three Months Ended
	March 31,
Programs	2020	2019	Change
PEGPH20	$4,844	$25,899	$(21,055)
ENHANZE collaborations and rHuPH20 platform	5,170	4,911	259
Other	144	518	(374)
Total research and development expenses	$10,158	$31,328	$(21,170)
Research and development expenses relating to our PEGPH20 programs for the three months ended March 31, 2020 decreased by 81%, compared to the same period in 2019, primarily due to decreased clinical trial activities. On November 4, 2019, we announced that the HALO-301 clinical study failed to reach the primary endpoint of overall survival. As a result, we halted development activities for PEGPH20, closed our oncology operations and began the close out process for all our clinical trials. We implemented an organizational restructuring to focus our operations solely on ENHANZE, which resulted in a reduction in research and development expenses.
Research and development expenses relating to our ENHANZE collaborations and our rHuPH20 platform for the three months ended March 31, 2020 increased by 5%, compared to the same period in 2019, primarily due to increased costs to support new partners and targets related to our ENHANZE collaboration activity. We expect research and development expenses relating to our ENHANZE collaborations and our rHuPH20 platform to increase in the near term as the rHuPH20 platform is burdened with a higher allocation of overhead costs. The rHuPH20 platform includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses were $12.6 million for the three months ended March 31, 2020 compared to $18.0 million for the three months ended March 31, 2019. The decrease of $5.4 million, or 30%, was primarily due to a decrease in compensation expense and discontinuation of commercial expenses related to market research and educational activities as we prepared for a potential commercial launch of PEGPH20. The discontinuation of our development activities for PEGPH20 and closure of our oncology operations resulted in a reduction in commercialization activities and compensation expense.
Interest Expense – Interest expense was $5.3 million for the three months ended March 31, 2020 compared to $3.2 million for the three months ended March 31, 2019. The increase of $2.1 million was primarily due to interest expense related to the Convertible Notes, offset by a decrease in the Royalty-backed Loan and the Oxford and SVB Loan principal balances.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of March 31, 2020, we had cash, cash equivalents and marketable securities of $368.2 million.We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborations and cash that we may raise through future transactions. We may raise cash through any one of the following financing vehicles: (i) new collaborative agreements; (ii) expansions or revisions to existing collaborative relationships; (iii) private financings; (iv) other equity or debt financings; (v) monetizing assets; and/or (vi) the public offering of securities;
We may, in the future, offer and sell additional equity, debt securities and warrants to purchase any of such securities, either individually or in units to raise capital to raise funds for additional working capital, capital expenditures, share repurchases, acquisitions or for other general corporate purposes.
Cash Flows
Operating Activities
Net cash used in operations was $4.8 million for the three months ended March 31, 2020 compared to $4.4 million for the three months ended March 31, 2019. The $0.4 million increase in utilization of cash in operations was mainly due to a decrease in cash received related to the argenx license fees of $30.0 million in the prior year period with no license fees received in the current year period, offset by a decrease in working capital spend for the three months ended March 31, 2020 compared to the corresponding period in the prior year.
Investing Activities
Net cash provided by investing activities was $38.1 million for the three months ended March 31, 2020 compared to $28.8 million for the three months ended March 31, 2019. The increase in net cash provided by investing activities was primarily due to an increase in proceeds from maturities of marketable securities for the three months ended March 31, 2020, a decrease in purchases of property and equipment and an increase in cash proceeds from the disposal pf property and equipment.
Financing Activities
Net cash used in financing activities was $48.6 million for the three months ended March 31, 2020, compared to $21.7 million for the three months ended March 31, 2019, mainly due to a $51.6 million in repurchase of common stock, offset by a $20.2 million increase in net proceeds from the issuance of common stock under equity incentive plans and a decrease in the amount of repayments of long-term debt of $4.6 million in the three months ended March 31, 2020.
Share Repurchases
In November 2019, the Board of Directors approved a share repurchase program, pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. The Company retired the repurchased shares. See Note 8. Stockholders’ Equity, within the notes to the consolidated financial statements for additional information regarding our share repurchases.
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
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty LLC (Halozyme Royalty), we received a $150 million loan (the Royalty-backed Loan) pursuant to a credit agreement (the Credit Agreement) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the Royalty-backed Lenders). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (Collaboration Agreements). The royalty payments from the Collaboration Agreements will be used to repay the principal and interest on the loan (the Royalty Payments). The Royalty-backed Loan bears interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate is subject to a floor of 0.7% and a cap of 1.5%. The interest rate as of March 31, 2020 was 9.64%. The outstanding balance of the Royalty-backed Loan net of unamortized discount as of March 31, 2020 was $2.9 million.
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
Oxford and SVB Loan and Security Agreement
In June 2016, we entered into a Loan and Security Agreement (the Loan Agreement) with Oxford Finance LLC (Oxford) and Silicon Valley Bank (SVB) (collectively, the Lenders), providing a senior secured loan facility of up to an aggregate principal amount of $70.0 million, comprising a $55.0 million draw in June 2016 and an additional $15.0 million tranche, which we had the option to draw during the second quarter of 2017 and did not exercise. The proceeds were partially used to pay the outstanding principal and final payment owed on a previous loan agreement with the Lenders. The remaining proceeds were used for working capital and general business requirements. The Loan Agreement repayment schedule provided for interest only payments for the first 18 months, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date of January 1, 2021. The Loan Agreement provided for a final payment equal to 5.50% of the initial $55.0 million principal amount. The final payment was due when the Loan Agreement becomes due or upon the prepayment of the facility. We had the option to prepay the outstanding balance of the Loan Agreement in full and exercised this option in November 2019, at which point we paid the full remaining balance and final payment of $26.1 million, thereby satisfying and discharging all obligations under, and terminating, the Loan Agreement.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
As described in our 2019 Form 10-K, the most critical accounting policies and estimates upon which our condensed consolidated financial statements were prepared were those relating to revenue recognition, debt classification, stock compensation and research and development expenses - clinical trials. We have reviewed our policies and estimates and determined that these remain the most critical accounting policies and estimates for the three months ended March 31, 2020. Readers should refer to our 2019 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” and Note 1 to the accompanying financial statements for descriptions of these policies and estimates.
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of our condensed consolidated financial statements for a discussion of recent accounting pronouncements and their effect, if any.

Risk Factors
Risks Related To Our Business
Business interruptions resulting from the coronavirus disease 2019 (COVID-19) outbreak or similar public health crises could cause a disruption of the development of our collaboration partners’ product candidates and commercialization of approved products, impede our ability to supply bulk rHuPH20 to our partners or procure and sell Hylenex and otherwise adversely impact our business and results of operations.
Public health crises such as pandemics or similar outbreaks could adversely impact our business and results of operations by, among other things, disrupting the development of our collaboration partners’ product candidates and commercialization of our partners’ approved products, causing disruptions in the operations of our third party contract manufacturing organizations upon whom we rely for the production and supply of our commercial product Hylenex and the bulk rHuPH20 we supply to our partners and causing other disruptions to our operations.  For example, the outbreak of a coronavirus, which causes COVID-19, has rapidly evolved into a global pandemic. As of April 2020, the coronavirus had spread to most regions of the world including the city of San Diego, California where our main office is located.
The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which COVID-19 impacts our operations and/or those of our collaboration partners will depend on future developments, which are highly uncertain and unpredictable, including the duration or recurrence of the outbreak, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions to contain COVID-19 or address its impact in the short and long term, among others.
We have responded to the COVID-19 pandemic by taking a number of actions including closing our offices in San Diego, requesting that most of our personnel work remotely and restricting access to our facilities mostly to personnel who perform critical activities that must be completed on-site in accordance with the California statewide shelter-in-place order. Increased reliance on personnel working from home may have a negative impact on productivity, or disrupt, delay or otherwise adversely impact business, by, among other things, increasing cyber security risk, impeding access to information that would be helpful to pursue our business objectives or disrupting our communications.
The business disruptions associated with a global pandemic could impact the business, product development priorities and operations of our collaboration partners, including potential delays in manufacturing their product candidates or approved products. For example, some of our collaboration partners are, or planning on, conducting clinical trials in geographies affected by the COVID-19 pandemic. The progress or completion of these clinical trials could be adversely impacted by the pandemic. Additionally, interruption or delays in the operations of the FDA, the EMA and other similar foreign regulatory agencies, or changes in regulatory priorities to focus on the COVID-19 pandemic, may affect required regulatory review, inspection, clearance and approval timelines. Disruptions such as these could result in delays in the development programs of our collaboration products or impede the commercial efforts for approved products, resulting in potential reductions or delays in our revenues from collaborator royalty or milestone payments. We do not know the extent to which our collaboration partners’ development programs or product commercialization efforts will be impacted or delayed.
We rely on third party manufacturers to manufacture the bulk rHuPH20 that we supply to our collaboration partners for their commercial products and product candidates, as well as our commercial product Hylenex. If any such third party manufacturer is adversely impacted by the coronavirus pandemic and related consequences, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to sell Hylenex or supply bulk rHuPH20 to our collaboration partners. Any such disruptions could result in reductions or delays in our revenues.
The effects of COVID-19 could worsen in countries that are already afflicted with the coronavirus which could further adversely impact our ability to conduct our business and could have a material adverse impact on our operations, financial condition and results. We do not yet know the full extent of the impact that COVID-19 may or will have on our business.
In addition, the trading prices for our common shares and other biopharmaceutical companies have been highly volatile as a result of market and investor reactions to the coronavirus pandemic and its potential consequences. As a result, access to sources of financing, should those be needed, may be more difficult and/or expensive. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common shares.
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
Relative to expenses incurred in our operations, we have generated only limited revenues from product sales, royalties, licensing fees, milestone payments, bulk rHuPH20 supply payments and research reimbursements to date. Through March 31, 2020, we have incurred aggregate net losses of $609.8 million. Although we expect to achieve sustainable profitability beginning the second quarter of 2020, unexpected declines in revenues and increases in expenses could inhibit our ability to achieve and sustain profitability.
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
We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (Avid) and Catalent Indiana LLC (Catalent) to produce bulk rHuPH20. These manufacturers each produce bulk rHuPH20 under cGMP for use in Hylenex recombinant, and for use in collaboration products and product candidates. Catalent currently produces bulk rHuPH20 for use in Hylenex recombinant and collaboration product candidates. In addition to supply obligations, Avid and Catalent will also provide support for the chemistry, manufacturing and controls sections for FDA and other regulatory filings. We rely on their ability to successfully manufacture bulk rHuPH20 according to product specifications. If either Avid or Catalent: (i) is unable to retain its status as an FDA approved manufacturing facility; (ii) is unable to otherwise successfully scale up bulk rHuPH20 production to meet corporate or regulatory authority quality standards; or (iii) fails to manufacture and supply bulk rHuPH20 in the quantity and quality required by us or our collaborators for use in Hylenex and collaboration products and product candidates for any other reason, our business will be adversely affected. In addition, a significant change in such parties’ or other third party manufacturers’ business or financial condition could adversely affect their abilities to fulfill their contractual obligations to us. We have not established, and may not be able to establish, favorable arrangements with additional bulk rHuPH20 manufacturers and suppliers of the ingredients necessary to manufacture bulk rHuPH20 should the existing manufacturers and suppliers become unavailable or in the event that our existing manufacturers and suppliers are unable to adequately perform their responsibilities. We have attempted to mitigate the impact of a potential supply interruption through the establishment of excess bulk rHuPH20 inventory where possible, but there can be no assurances that this safety stock will be maintained or that it will be sufficient to address any delays, interruptions or other problems experienced by Avid and/or Catalent. Any delays, interruptions or other problems regarding the ability of Avid and/or Catalent to supply bulk rHuPH20 or the ability of other third party manufacturers, to supply other raw materials or ingredients necessary to produce our products on a timely basis could: (i) cause the delay of our partners’ clinical trials or otherwise delay or prevent the regulatory approval of our partners’ product candidates; (ii) delay or prevent the effective commercialization of Hylenex or collaboration products and product candidates; and/or (iii) cause us to breach contractual obligations to deliver bulk rHuPH20 to our collaborators. Such delays would likely damage our relationship with our collaborators, and they would have a material adverse effect on royalties and thus our business and financial condition. Additionally, we rely on third parties to manufacture, prepare, fill, finish, package, store and ship our product and partners’ product candidates on our behalf. If the third parties we identify fail to perform their obligations, the progress of partners’ clinical trials could be delayed or even suspended and the commercialization of approved product candidates could be delayed or prevented.
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
The aggregate amount of our consolidated indebtedness, net of debt discount, as of March 31, 2020 was $389.4 million, which includes $460.0 million in aggregate principal amount of 1.25% Convertible Senior Notes due 2024 (Convertible Notes) and an outstanding balance on our Royalty-backed Loan of $2.9 million, net of unamortized debt discount of $73.4 million. We currently estimate that the Royalty-backed Loan will be repaid in the second quarter of 2020. We also may incur additional indebtedness in the future.

Our indebtedness may:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on our indebtedness;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general corporate purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions, share repurchases or other general business purposes;

•	require us to use a portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.
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
Pursuant to Financial Accounting Standards Board Accounting Standards Codification Subtopic 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as our Convertible Notes) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of our Convertible Notes was initially valued at the fair value of a similar debt instrument that does not have an associated equity component and was reflected as a liability in our consolidated balance sheet. The equity component of the Convertible Notes was included in the additional paid-in capital section of our stockholders’ equity on our consolidated balance sheet, and the value of the equity component was treated as original issue discount for purposes of accounting for the debt component. This original issue discount will be amortized to non-cash interest expense over the term of the notes, and we will record a greater amount of non-cash interest expense in current periods as a result of this amortization. Accordingly, we will report lower net income in our financial results because ASC 470-20 will require the interest expense associated with the notes to include both the current period’s amortization of the debt discount and the notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Convertible Notes.
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

Assuming that existing or future collaboration product candidates obtain the necessary regulatory approvals for commercial sale, a number of factors may affect the market acceptance of these newly-approved products, including, among others:

•	the degree to which the use of these products is restricted by the approved product label;

•	the price of these products relative to other therapies for the same or similar treatments;

•	the extent to which reimbursement for these products and related treatments will be available from third party payors including government insurance programs and private insurers;

•	the introduction of generic or biosimilar competitors to these products;

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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. The high and low sales prices of our common stock during the twelve months ended March 31, 2020 were $22.06 and $12.71, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

•	the presence of competitive products to those being developed by our partners;

•	failure (actual or perceived) of our collaborators to devote attention or resources to the development or commercialization of products or product candidates licensed to such collaborator;

•	a dispute regarding our failure, or the failure of one of our third party collaborators, to comply with the terms of a collaboration agreement;

•	the termination, for any reason, of any of our collaboration agreements;

•	the sale of common stock by any significant stockholder, including, but not limited to, direct or indirect sales by members of management or our Board of Directors;

•	the resignation, or other departure, of members of management or our Board of Directors;

•	general negative conditions in the healthcare industry;

•	pandemic or other global crises;

•	general negative conditions in the financial markets;

•	the cost associated with obtaining regulatory approval for any of our collaboration product candidates;

•	the failure, for any reason, to secure or defend our intellectual property position;

•	the failure or delay of applicable regulatory bodies to approve our partners’ product candidates;

•	identification of safety or tolerability issues;

•	failure of our partners’ clinical trials to meet efficacy endpoints;

•	suspensions or delays in the conduct of our partners’ clinical trials or securing of regulatory approvals;

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

•	the sale of additional debt and/or equity securities by us;

•	our failure to obtain financing on acceptable terms or at all;

•	a restructuring of our operations;

•	an inability to execute our share repurchase program in the time and manner we expect due to market, business, legal or other considerations; or

•	a conversion of the Convertible Notes into shares of our common stock.
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
There have been no material changes in our market risks during the quarter ended March 31, 2020.
As of March 31, 2020, our cash equivalents and marketable securities consisted of investments in money market funds, U.S. Treasury securities, asset-backed securities, corporate debt obligations and commercial paper. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. Based on our current investment portfolio as of March 31, 2020, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have provided updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The “Risk Factors” section provides updated information in certain areas, particularly with respect to the risks and uncertainties regarding the regulatory approval of proprietary and collaboration product candidates. Except for the addition of the Risk Factor entitled “Business interruptions resulting from the coronavirus disease 2019 (COVID-19) outbreak or similar public health crises could cause a disruption of the development of our collaboration partners’ product candidates and commercialization of approved products, impede our ability to supply bulk rHuPH20 to our partners or procure and sell Hylenex and otherwise adversely impact our business and results of operations.” We do not believe the updates have materially changed the type or magnitude of risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased	Weighted-Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Programs (thousands)(2)
January 1, 2020 through January 31, 2020	—	$—	—	$350,002
February 1, 2020 through February 29, 2020(1)	—	$—	—	$350,002
March 1, 2020 through March 31, 2020	3,188,795	$16.15	3,188,795	$298,428
Total	3,188,795		3,188,795
(1) In November 2019, we entered into an Accelerated Share Repurchase (ASR) agreement with Bank of America to repurchase $50.0 million of common stock. At inception, pursuant to the agreement, we took an initial delivery of 2.1 million shares. In February 2020, we finalized the transaction and received an additional 0.5 million shares.
(2) In November, 2019, we announced that our Board of Directors authorized a capital return program to repurchase up to $550.0 million of outstanding common stock during a three-year period. The above repurchases were pursuant to that program.

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

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	May 11, 2020	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 11, 2020	/s/ Elaine Sun
Elaine Sun Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)