Form 10-Q
period 2020-06-30
HALOZYME THERAPEUTICS, INC.
filed 2020-08-10
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 137,026,670 as of August 5, 2020.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$133,606	$120,179
Marketable securities, available-for-sale	251,840	301,083
Accounts receivable, net	37,401	59,442
Inventories	48,271	29,359
Prepaid expenses and other assets	29,240	33,373
Total current assets	500,358	543,436
Property and equipment, net	11,169	10,855
Prepaid expenses and other assets	14,970	11,083
Restricted cash	500	500
Total assets	$526,997	$565,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,067	$6,434
Accrued expenses	21,258	55,649
Deferred revenue, current portion	748	4,012
Current portion of long-term debt, net	—	19,542
Total current liabilities	26,073	85,637
Deferred revenue, net of current portion	641	1,247
Long-term debt, net	390,079	383,045
Other long-term liabilities	4,627	4,180
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 136,671 and 136,713 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	137	137
Additional paid-in capital	688,318	695,066
Accumulated other comprehensive income	1,086	240
Accumulated deficit	(583,964)	(603,678)
Total stockholders’ equity	105,577	91,765
Total liabilities and stockholders’ equity	$526,997	$565,874
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Royalties	$15,846	$18,107	$32,668	$36,060
Product sales, net	6,337	5,760	14,484	14,150
Revenues under collaborative agreements	33,038	15,281	33,423	45,887
Total revenues	55,221	39,148	80,575	96,097
Operating expenses:
Cost of product sales	5,740	1,877	11,527	6,526
Research and development	8,951	33,910	19,109	65,238
Selling, general and administrative	10,975	17,338	23,607	35,344
Total operating expenses	25,666	53,125	54,243	107,108
Operating income (loss)	29,555	(13,977)	26,332	(11,011)
Other income (expense):
Investment and other income, net	1,324	1,983	3,803	4,040
Interest expense	(5,004)	(2,613)	(10,352)	(5,818)
Net income (loss) before income taxes	25,875	(14,607)	19,783	(12,789)
Income tax expense	58	17	69	39
Net income (loss)	$25,817	$(14,624)	$19,714	$(12,828)

Net income (loss) per share:
Basic	$0.19	$(0.10)	$0.14	$(0.09)
Diluted	$0.19	$(0.10)	$0.14	$(0.09)

Shares used in computing net income (loss) per share:
Basic	135,935	145,411	136,572	145,051
Diluted	138,084	145,411	138,837	145,051
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$25,817	$(14,624)	$19,714	$(12,828)
Other comprehensive income (loss):
Unrealized gain on marketable securities	1,072	332	843	667
Foreign currency translation adjustment	6	(2)	5	(1)
Unrealized gain (loss) on foreign currency	(3)	(1)	(2)	1
Total comprehensive income (loss)	$26,892	$(14,295)	$20,560	$(12,161)
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,

	2020	2019
Operating activities:
Net income (loss)	$19,714	$(12,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	8,788	19,308
Depreciation and amortization	1,681	2,024
Amortization of debt discount	6,988	554
Accretion of discounts on marketable securities, net	197	(1,733)
Gain on disposal of equipment	(597)	—
Recognition of deferred revenue	(3,870)	(998)
Lease payments deferred	(489)	(203)
Other	(10)	8
Changes in operating assets and liabilities:
Accounts receivable, net	22,041	(2,214)
Inventories	(18,912)	(21,275)
Prepaid expenses and other assets	443	(13,540)
Accounts payable and accrued expenses	(37,524)	1,687
Net cash used in operating activities	(1,550)	(29,210)
Investing activities:
Purchases of marketable securities	(78,237)	(233,684)
Proceeds from maturities of marketable securities	128,136	312,249
Purchases of property and equipment	(629)	(2,295)
Proceeds from disposal of property and equipment	738	—
Net cash provided by investing activities	50,008	76,270
Financing activities:
Repayment of long-term debt	(19,560)	(41,973)
Repurchase of common stock	(53,570)	—
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	38,099	4,018
Net cash used in financing activities	(35,031)	(37,955)
Net increase (decrease) in cash, cash equivalents and restricted cash	13,427	9,105
Cash, cash equivalents and restricted cash at beginning of period	120,679	58,436
Cash, cash equivalents and restricted cash at end of period	$134,106	$67,541

Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for purchases of property and equipment	$156	$545
Right-of-use assets obtained in exchange for lease obligation	$1,609	$165
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (in thousands)

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF MARCH 31, 2020	135,364	135	667,677	11	(609,781)	58,042
Share-based compensation expense	—	—	4,257	—	—	4,257
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	1,334	2	18,380	—	—	18,382
Issuance of restricted stock awards, net	61	—	—	—	—	—
Repurchase of common stock	(88)	—	(1,996)			(1,996)
Other comprehensive loss	—	—	—	1,075	—	1,075
Net income	—	—	—	—	25,817	25,817
BALANCE AS OF JUNE 30, 2020	136,671	137	688,318	1,086	(583,964)	105,577

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2019	136,713	137	695,066	240	(603,678)	91,765
Share-based compensation expense	—	—	8,788	—		8,788
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	3,689	4	38,095	—		38,099
Issuance of restricted stock awards, net	61	—	—	—		—
Repurchase of common stock	(3,792)	(4)	(53,566)			(53,570)
Equity component of convertible notes			(65)			(65)
Other comprehensive income	—	—	—	846		846
Net income	—	—	—	—	19,714	19,714
BALANCE AS OF JUNE 30, 2020	136,671	137	688,318	1,086	(583,964)	105,577

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF MARCH 31, 2019	145,364	145	789,483	61	(529,642)	260,047
Share-based compensation expense	—	—	9,833	—	—	9,833
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	412	1	4,466	—	—	4,467
Issuance of restricted stock awards, net	83	—	—	—	—	—
Other comprehensive income	—	—	—	329	—	329
Net loss	—	—	—	—	(14,624)	(14,624)
BALANCE AS OF JUNE 30, 2019	145,859	146	803,782	390	(544,266)	260,052

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2018	144,725	145	780,457	(277)	(531,438)	248,887
Share-based compensation expense	—	—	19,308	—	—	19,308
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	1,053	1	4,017	—	—	4,018
Issuance of restricted stock awards, net	81	—	—	—	—	—
Other comprehensive income	—	—	—	667	—	667
Net loss	—	—	—	—	(12,828)	(12,828)
BALANCE AS OF JUNE 30, 2019	145,859	146	803,782	390	(544,266)	260,052
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
Our approved product and our collaborators’ approved products and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 is the active ingredient in our first commercially approved product, Hylenex® recombinant, (“Hylenex”), and it works by breaking down hyaluronan (or “HA”), a naturally occurring carbohydrate that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. This temporarily increases dispersion and absorption allowing for improved subcutaneous delivery of injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as our ENHANZE® drug delivery technology (“ENHANZE”). We license the ENHANZE technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the subcutaneous route of administration. In the development of proprietary intravenous (IV) drugs combined with our ENHANZE technology, data have been generated supporting the potential for ENHANZE to reduce treatment burden, as a result of shorter duration of subcutaneous (SC) administration. ENHANZE may enable fixed-dose SC dosing compared to weight-based dosing required for IV administration, and potentially allow for lower rates of infusion related reactions. ENHANZE may enable more flexible treatment options such as home administration by a healthcare professional or potentially the patient. Lastly, certain proprietary drugs co-formulated with ENHANZE have been granted additional exclusivity, extending the patent life of the product beyond the one of the proprietary IV drug.
We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Baxalta US Inc. and Baxalta GmbH (now members of the Takeda group of companies, following the acquisition of Shire plc by Takeda Pharmaceutical Company Limited in January 2019) (“Baxalta”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol-Myers Squibb Company (“BMS”), Alexion Pharma Holding (“Alexion”) and ARGENX BVBA (“argenx”). We receive royalties from three of these collaborations, including royalties from sales of one product from the Baxalta collaboration, three products from the Roche collaboration and one product from the Janssen collaboration. Future potential revenues from royalties and fees from ENHANZE collaborations and the sales and/or royalties of our approved products will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within ninety days or less from the date of purchase. As of June 30, 2020, our cash equivalents consisted of money market funds.
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
Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At June 30, 2020 and December 31, 2019, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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
As of June 30, 2020, and December 31, 2019, inventories consisted of $1.7 million and $1.4 million, respectively, of Hylenex inventory, net and $46.6 million and $28.0 million, respectively, of bulk rHuPH20.
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
We collect an upfront license payment from the collaboration partner and are also entitled to receive event-based payments subject to the collaboration partner’s achievement of specified development, regulatory and sales-based milestones. In several agreements, collaboration partners pay us annual fees to maintain their exclusive license rights if they are unable to advance product development to specified stages. We earn separate fees for bulk rHuPH20 supplies and research and development services. In addition, the collaboration partner will pay us royalties at an on average mid-single digit percent rate of their sales if products under the collaboration are commercialized. All amounts owed to us are noncancelable after the underlying triggering event occurs, and nonrefundable once paid. Unless terminated earlier in accordance with its terms, the collaboration generally continues in effect until the later of: (i) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration, and (ii) expiration of the last to expire royalty term for a product developed under the collaboration, which is determined separately for each country. In the event such valid claims expire prior to the end of the applicable royalty term, the royalty rate is reduced for the remainder of such royalty term. The collaboration partner may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis generally upon 90 days prior written notice to us. Upon any such termination, the license granted to the collaboration partner (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement (as opposed to a termination), the on-going licenses granted will become perpetual, non-exclusive and fully paid.
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
Cost of Product Sales
Cost of product sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of Hylenex recombinant and bulk rHuPH20 and ENHANZE drug product. Cost of product sales also consists of the write-down of excess, dated and obsolete inventories and the write-off of inventories that do not meet certain product specifications, if any.
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
Share-Based Compensation
We record compensation expense associated with stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) in accordance with the authoritative guidance for stock-based compensation. The cost of employee services received in exchange for an award of an equity instrument is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period of the award. Share-based compensation expense for an award with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. Forfeitures are recognized as a reduction of share-based compensation expense as they occur.
Income Taxes
We provide for income taxes using the liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities at each year end and their respective tax bases and are measured using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Significant judgment is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and the valuation allowance to record against our net deferred tax assets, which are based on complex and evolving tax regulations throughout the world. Deferred tax assets and other tax benefits are recorded when it is more likely than not that the position will be sustained upon audit. While we have begun to utilize certain of our net operating losses, we have not yet established a track record of profitability. Accordingly, valuation allowances have been recorded to reduce our net deferred tax assets to zero until such time as we can demonstrate an ability to realize them.
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
Net Income (Loss) Per Share
Basic net (loss) income per common share is computed by dividing net (loss) income for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Outstanding stock options, unvested RSAs, unvested RSUs, unvested PSUs and the Convertible Notes are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. For the three and six months ended  June 30, 2020 and 2019, approximately 6.7 million and 15.7 million shares, respectively, of outstanding stock options, unvested RSAs, unvested RSUs, unvested PSUs and the Convertible Notes were excluded from the calculation of diluted net (loss) income per common share because their effect was anti-dilutive.
The 19.3 million shares underlying the conversion option of the Convertible Notes does not have an impact on our diluted earnings per share when net income is reported when the average market price of our common stock is less than the conversion price of $23.85 per share, as we intend and have the ability to settle the principal amount of the Convertible Notes in cash upon conversion. When the average market price of our common stock exceeds the conversion price, we compute the potentially dilutive impact of the shares of common stock related to the Convertible Notes using the treasury stock method.

A reconciliation of the numerators and the denominators of the basic and diluted net (loss) income per common share computations is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$25,817	$(14,624)	$19,714	$(12,828)
Denominator:
Weighted average common shares outstanding for basic net (loss) income per share	135,935	145,411	136,572	145,051
Net effect of dilutive common stock equivalents	2,149	—	2,265	—
Weighted average common shares outstanding for diluted net (loss) income per share	138,084	145,411	138,837	145,051
Net income (loss) per share:
Basic	$0.19	$(0.10)	$0.14	$(0.09)
Diluted	$0.19	$(0.10)	$0.14	$(0.09)

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

		January 1, 2020	We adopted the new guidance on January 1, 2020. The adoption did not have a material impact on our condensed consolidated financial position or results of operations.

3. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	26,878	139	—	27,017
Corporate debt securities	123,805	632	—	124,437
U.S. Treasury securities	75,154	328	—	75,482
Commercial paper	24,904	—	—	24,904
	250,741	1,099	—	251,840

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$30,484	$55	$—	$30,539
Corporate debt securities	161,308	178	(14)	161,472
U.S. Treasury securities	75,192	40	(5)	75,227
Commercial paper	33,845	—	—	33,845
	$300,829	$273	$(19)	$301,083

As of June 30, 2020, none of our available-for-sale marketable securities were in a gross unrealized loss position.
Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	June 30, 2020	December 31, 2019
	Estimated Fair Value
Due within one year	$251,840	$274,805
After one but within five years	—	26,278
	$251,840	$301,083

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2020			December 31, 2019
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$133,295	$—	$133,295	$119,949	$—	$119,949

Available-for-sale marketable securities:
Asset-backed securities	—	27,017	27,017	—	30,539	30,539
Corporate debt securities	—	124,437	124,437	—	161,472	161,472
U.S. Treasury securities	75,482	—	75,482	75,228	—	75,228
Commercial paper	—	24,904	24,904	—	33,845	33,845
	$208,777	$176,358	$385,135	$195,177	$225,856	$421,033
We had no instruments that were classified within Level 3 as of June 30, 2020 and December 31, 2019.

4. Revenue
Our disaggregated revenues were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Royalties	$15,846	$18,107	$32,668	$36,060

Product sales, net
Sales of bulk rHuPH20	$3,908	$1,470	7,675	6,552
Sales of ENHANZE drug product	138	188	184	325
Sales of Hylenex	2,291	4,102	6,625	7,273
Total product sales, net	6,337	5,760	14,484	14,150

Revenues under collaborative agreements:
Upfront license and target nomination fees	7,264	10,000	7,264	40,000
Event-based development and regulatory milestones and other fees	25,500	5,000	25,500	5,000
Research and development services	274	281	659	887
Total revenues under collaborative agreements	33,038	15,281	33,423	45,887

Total revenue	$55,221	$39,148	$80,575	$96,097

During the three months ended June 30, 2020 we recognized revenue related to licenses granted to collaboration partners in prior periods in the amount of $40.8 million. This amount represents royalties earned in the current period in addition to $25.0 million of variable consideration in the contracts where uncertainties have been resolved and the development milestones were expected to be achieved or were achieved. We recognized revenue of $3.3 million during the three months ended June 30, 2020 that had been included in deferred revenues at December 31, 2019.
During the six months ended June 30, 2020 we recognized revenue related to licenses granted to collaboration partners in prior periods in the amount of $57.7 million. This amount represents royalties earned in the current period in addition to $25.0 million of variable consideration in the contracts where uncertainties have been resolved and the development milestones were expected to be achieved or were achieved. We recognized revenue of $3.9 million during the six months ended June 30, 2020 that had been included in deferred revenues at December 31, 2019. We did not recognize any adjustments to reduce sales reserves and allowances liability related to Hylenex recombinant sales in prior periods.
Accounts receivable, net, and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accounts receivable, net	$37,401	$59,442
Deferred revenues	1,389	5,259

As of June 30, 2020, the amounts included in the transaction price of our contracts with customers, including collaboration partners, and allocated to goods and services not yet provided were $8.0 million, of which $6.6 million relates to unfulfilled product purchase orders and $1.4 million has been collected and is reported as deferred revenues. The unfulfilled product purchase orders are estimated to be delivered during the remainder of 2020. Of the total deferred revenues of $1.4 million, $0.7 million is expected to be used by our customers within the next 12 months.
There were no contract assets related to collaborative agreements at June 30, 2020. While we may become entitled to receive additional event-based development and regulatory milestones and other fees under our collaborative agreements, which relate to intellectual property licenses granted to collaboration partners in prior periods, no amounts were probable.

The following table presents amounts under our collaborative agreements included in the transaction price (i.e. cumulative amounts triggered or probable) as of June 30, 2020 (in thousands):

	Upfront (1)	Event-based (2)	Sales (3)	Total
Collaboration partner and agreement date:
Roche (December 2006, September 2017 and October 2018)	$105,000	$30,000	$22,000	$157,000
Baxalta (September 2007)	10,000	3,000	9,000	22,000
Pfizer (December 2012)	14,500	2,000	—	16,500
Janssen (December 2014)	18,250	40,000	—	58,250
AbbVie (June 2015)	23,000	6,000	—	29,000
Lilly (December 2015)	33,000	—	—	33,000
BMS (September 2017)	110,000	5,000	—	115,000
Alexion (December 2017)	40,000	6,000	—	46,000
argenx (February 2019)	40,000	5,000	—	45,000
Royalties				355,953
Total amounts under our collaborative agreements included in the transaction price				$877,703

(1)	Upfront and additional target selection fees

(2)	Event-based development and regulatory milestone amounts and other fees

(3)	Sales-based milestone amounts
Through June 30, 2020, our collaboration partners have completed development, obtained marketing authorization approvals for certain indications and commenced commercialization of the following products:

•	Roche, for Herceptin SC (trastuzumab) in the European Union (“EU”) in August 2013; and MabThera SC (rituximab)
in the EU in March 2014 and its equivalent RITUXAN HYCELA (rituximab/hyaluronidase human) in the US in June 2017; Herceptin SC in Canada in September 2018; Herceptin Hylecta (trastuzumab and hyaluronidase-oysk) in the US in February 2019; and Phesgo™ (pertuzumab/trastuzumab/hyaluronidase-zzxf) in the US in June 2020.

•	Baxalta, for HYQVIA (Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase) in the EU and in the US in May 2013.

•	Janssen, for DARZALEX FASPRO™ (daratumumab hyaluronidase human-fihj) in US in May 2020 and Darzalex in the EU in June 2020.
The remaining targets and products are currently in the process of development by the collaboration partners.

5. Certain Balance Sheet Items
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accounts receivable from product sales to collaborators	$3,705	$35,649
Accounts receivable from revenues under collaborative agreements	15,476	3,850
Accounts receivable from royalty payments	15,983	17,149
Accounts receivable from other product sales	3,082	3,591
Subtotal	38,246	60,239
Allowance for distribution fees and discounts	(845)	(797)
Total accounts receivable, net	$37,401	$59,442

Inventories consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$7,332	$2,769
Work-in-process	14,835	15,710
Finished goods	26,104	10,880
Total inventories	$48,271	$29,359

Prepaid expenses and other assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Prepaid manufacturing expenses	$32,428	$30,156
Prepaid research and development expenses	623	4,964
Other prepaid expenses	3,310	3,655
Other assets	7,849	5,681
Total prepaid expenses and other assets	44,210	44,456
Less long-term portion	14,970	11,083
Total prepaid expenses and other assets, current	$29,240	$33,373

Prepaid manufacturing expenses include raw materials, slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory as materials are used or the CMO services are complete.
Property and equipment, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Research equipment	$7,016	$7,403
Manufacturing equipment	4,430	3,858
Computer and office equipment	4,828	4,859
Leasehold improvements	1,628	1,628
Subtotal	17,902	17,748
Accumulated depreciation and amortization	(11,285)	(10,742)
Subtotal	6,617	7,006
Right of use assets	4,552	3,849
Property and equipment, net	$11,169	$10,855
Depreciation and amortization expense was approximately $0.8 million and $1.0 million, inclusive of ROU asset amortization of $0.4 million and $0.4 million for the three months ended June 30, 2020 and 2019 respectively.
Depreciation and amortization expense was approximately $1.7 million and $2.0 million, inclusive of ROU asset amortization of $0.9 million and $0.8 million for the six months ended June 30, 2020 and 2019 respectively.

Accrued expenses consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued outsourced research and development expenses	$582	$8,423
Accrued compensation and payroll taxes	5,005	27,888
Accrued outsourced manufacturing expenses	8,011	9,173
Other accrued expenses	5,539	7,876
Lease liability	6,684	6,469
Total accrued expenses	25,821	59,829
Less long-term portion	4,563	4,180
Total accrued expenses, current	$21,258	$55,649

Expense associated with the accretion of the lease liabilities was approximately $0.2 million and $0.2 million for the three months ended June 30, 2020 and 2019 respectively. Total lease expense for the three months ended June 30, 2020 and 2019 was $0.6 million and $0.7 million respectively.
Expense associated with the accretion of the lease liabilities was approximately $0.3 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively. Total lease expense for the six months ended June 30, 2020 and 2019, $1.2 million and $1.3 million respectively.
Cash paid for amounts related to leases for the three months ended June 30, 2020 and 2019 was $0.9 million and $0.8 million, and $1.7 million and $1.5 million for the six months ended June 30, 2020 and 2019 respectively.
Deferred revenue consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Collaborative agreements
License fees and event-based payments	$—	$2,764
Product sales	1,389	2,495
Total deferred revenue	1,389	5,259
Less current portion	748	4,012
Deferred revenue, net of current portion	$641	$1,247

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
In connection with the Convertible Notes, we paid the initial purchasers of the Convertible Notes a fee of $12.7 million and incurred additional debt issuance costs totaling $0.3 million, which includes expenses that we paid on behalf of the initial purchasers and expenses incurred directly by us. Debt issuance costs, the initial purchasers’ fee and the equity component is presented as a debt discount as of June 30, 2020 in the amount of $69.9 million, and will be amortized over the remaining estimated term of 4.3 years using the effective interest method, utilizing an effective interest rate of 5.10%. The net carrying amount of the debt as of June 30, 2020 is $390.1 million. The fair value of the Convertible Notes, which was estimated using trading levels obtained from third-party service provider (Level 2), was $585.8 million at June 30, 2020 and $461.1 million at December 31, 2019.

For the three months ended June 30, 2020, we recognized interest expense of $4.9 million, including contractual coupon interest of $1.4 million and amortization of the debt discount of $3.5 million. For the six months ended June 30, 2020, we recognized interest expense of $9.9 million, including contractual coupon interest of $2.9 million and amortization of the debt discount of $7.0 million.
As of June 30, 2020, we were in compliance with all covenants under the Indenture and there was no material adverse change in our business, operations or financial condition.
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty LLC (“Halozyme Royalty”), we received a $150 million loan (the “Royalty-backed Loan”) pursuant to a credit agreement (the “Credit Agreement”) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the “Royalty-backed Lenders”). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (“Collaboration Agreements”). The royalty payments from the Collaboration Agreements were used to repay the principal and interest on the loan (the “Royalty Payments”).  The Royalty-backed Loan bore interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate was subject to a floor of 0.7% and a cap of 1.5%. In June 2020, we paid the full remaining balance and final payment of $2.93 million thereby satisfying and discharging all obligations under, and terminating, the Royalty-backed Loan.
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

7. Share-based Compensation
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$1,303	$4,713	$2,853	$9,003
Selling, general and administrative	2,954	5,120	5,935	10,305
Share-based compensation expense	$4,257	$9,833	$8,788	$19,308

Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	$2,201	$5,176	$4,584	$10,229
RSAs, RSUs and PSUs	2,056	4,657	4,204	9,079
	$4,257	$9,833	$8,788	$19,308

We granted stock options to purchase approximately 0.1 million and 0.7 million shares of common stock during the three months ended June 30, 2020 and 2019, respectively, and $1.4 million and $2.9 million shares of common stock during the six months ended June 30, 2020 and 2019, respectively. The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes model”). Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments. The assumptions used in the Black-Scholes model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected volatility	51.37-51.66%	55.38-56.32%	50.92-51.66%	55.38-56.94%
Average expected term (in years)	5.1	5.5	5.3	5.5
Risk-free interest rate	0.31-0.37%	1.83-2.31%	0.31-1.67%	1.83-2.56%
Expected dividend yield	—	—	—	—

Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	June 30, 2020
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$22,179	2.86
RSAs	$1,166	0.83
RSUs	$16,730	2.80
PSUs	$432	2.38

8. Stockholders’ Equity
During the six months ended June 30, 2020 and 2019, we issued an aggregate of 3,124,650 and 556,323 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $13.08 and $11.10 per share, respectively, for net proceeds of approximately $40.9 million and $6.2 million, respectively. For the six months ended June 30, 2020 and 2019, we issued 564,841 and 496,850 shares of common stock, respectively, upon vesting of certain RSUs for which 140,525 and 131,315 RSUs were withheld from the RSU holders, respectively, to pay for minimum withholding taxes totaling approximately $5.4 million and $2.1 million, respectively. Stock options and unvested restricted units totaling approximately 8.3 million shares and 13.6 million shares of our common stock were outstanding as of June 30, 2020 and December 31, 2019, respectively.
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
We had the following activity under the approved share repurchase programs (dollars in thousands, except share and per share data)

	2020
	Total Number of Shares Purchased	Weighted-Average Price paid Per Share	Total Cost(2)
First quarter(1)	3,188,795	$16.15	$51,574
Second quarter	88,307	22.58	1,996
	3,277,102		$53,570

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
Our commitments include payments related to our commenced operating leases. Approximate annual future minimum operating lease payments as of June 30, 2020 are as follows (in thousands; excluding the six months ended June 30, 2020):

Year:	Operating Leases
2020	$1,679
2021	2,872
2022	2,694
2023	119
2024	—
Total minimum lease payments	$7,364
Less imputed interest	$(680)
Total	$6,684

The weighted-average remaining lease term of our operating leases is approximately 2.4 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than statements of historical fact are, or may be deemed to be, forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity,” “project” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development or regulatory approval of new partner products, enhancements of existing products or technologies, timing and success of the launch of new products by our collaborators, third party performance under key collaboration agreements,the ability of our bulk drug manufacturers to provide adequate supply for our collaboration partners, revenue, expense and cash burn levels, anticipated amounts and timing of share repurchases, anticipated profitability and expected trends, the potential impact of the COVID-19 global pandemic on our business and trends and other statements regarding matters that are not historical are forward-looking statements. Such statements reflect management’s current forecast of certain aspects of our future, are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements due to a number of factors including, but not limited to, those set forth below under the section entitled “Risks Factors” and elsewhere in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report.
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
Our approved product and our collaborators’ approved products and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 is the active ingredient in our first commercially approved product, Hylenex® recombinant, and it works by breaking down hyaluronan (or HA), a naturally occurring carbohydrate that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. This temporarily increases dispersion and absorption allowing for improved subcutaneous delivery of injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as our ENHANZE® drug delivery technology (ENHANZE). We license the ENHANZE technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the subcutaneous route of administration. In the development of proprietary intravenous (IV) drugs combined with our ENHANZE technology, data have been generated supporting the potential for ENHANZE to reduce treatment burden, as a result of shorter duration of subcutaneous (SC) administration. ENHANZE may enable fixed-dose SC dosing compared to weight-based dosing required for IV administration, and potentially allow for lower rates of infusion-related reactions. ENHANZE may enable more flexible treatment options such as home administration by a healthcare professional or potentially the patient. Lastly, certain proprietary drugs co-formulated with ENHANZE have been granted additional exclusivity, extending the patent life of the product beyond the one of the proprietary IV drug.

We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Baxalta US Inc. and Baxalta GmbH (now members of the Takeda group of companies, following the acquisition of Shire plc by Takeda Pharmaceutical Company Limited in January 2019) (Baxalta), Pfizer Inc. (Pfizer), Janssen Biotech, Inc. (Janssen), AbbVie, Inc. (AbbVie), Eli Lilly and Company (Lilly), Bristol Myers Squibb Company (BMS), Alexion Pharma Holding (Alexion) and ARGENX BVBA (argenx). We receive royalties from three of these collaborations, including royalties from sales of one product from the Baxalta collaboration, three products from the Roche collaboration and one product from the Janssen collaboration. Future potential revenues from the sales and/or royalties of our approved products, product candidates, and ENHANZE collaborations will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
Our second quarter of 2020 and recent key events include:

•
In June 2020, we announced that Roche received FDA approval of Phesgo™ (pertuzumab, trastuzumab, and hyaluronidase-zzxf) (fixed-dose combination of Perjeta® and Herceptin® for subcutaneous injection) utilizing ENHANZE technology for the treatment of patients with HER2-positive breast cancer.

•
In June 2020, we announced that Janssen received European marketing authorization and launched the commercial sale of the subcutaneous formulation of DARZALEX® (daratumumab) utilizing ENHANZE in the European Union, triggering a $10 million milestone payment. The approval applies to all current daratumumab indications in frontline and relapsed/refractory settings.

•
In June 2020, we announced findings from Janssen’s phase 3 ANDROMEDA (AMY3001) study evaluating subcutaneous daratumumab utilizing ENHANZE in light-chain Amyloidosis were presented at the European Hematology Association 25th Annual Congress. Janssen reported that the study met the primary endpoint of percentage of patients with hematologic complete response.

•
In June 2020, BMS selected 3 targets on an exclusive basis and exercised their option to convert a co-exclusive license to an exclusive license, triggering a $5 million payment. BMS has selected eight targets on an exclusive basis to-date.

•
In May 2020, we announced that Janssen received US FDA approval of DARZALEX FASPROTM in four of six regimens approved for the intravenous form in multiple myeloma patients, including newly diagnosed, transplant-ineligible patients as well as relapsed or refractory patients and launched the commercial sale, triggering a $15 million milestone payment.

▪
In April 2020, we announced the submission of a New Drug Application (NDA) to Japan's Ministry of Health, Labour and Welfare (MHLW) by Janssen seeking approval of a new SC formulation of daratumumab, an intravenous (IV) treatment approved for patients with multiple myeloma.

Product and Product Candidates
We currently have one marketed proprietary product and five marketed partnered products. The following table summarizes our proprietary product, marketed partnered products and product candidates under development with our collaborators:

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	APPROVED INDICATION	PHASE 1 / PHASE 2 / PHASE 3 / FILED / APPROVED
PROPRIETARY APPROVED PRODUCT			
HYLENEX® recombinant (hyaluronidase human injection)	Various	Adjuvant for subcutaneous fluid delivery for dispersion & absorption of other injected drugs	Approved in the U.S.
ENHANZE™ COLLABORATION APPROVED PRODUCTS			
Roche			
Herceptin® SC (trastuzumab) (Outside the U.S.) Herceptin Hylecta™ (trastuzumab and hyaluronidase-oysk) (U.S.)	Oncology	Breast Cancer	Approved in the U.S., EU and other countries outside the U.S. (OUS).
Phesgo™ (pertuzumab)/Herceptin® (trastuzmab) (U.S.) Perjeta-Herceptin FDC (EU)	Oncology	Breast Cancer	Approved in the U.S. Submitted in the EU
MabThera® SC (rituximab) (Outside the U.S. and Canada) RITUXAN HYCELA™ (rituximab/hyaluronidase human) (U.S.) RITUXAN® SC (rituximab) (Canada)	Oncology	Multiple blood cancers	Approved for NHL in EU and OUS; Approved for CLL in EU and CA. Approved for DLBCL, CLL and FL in the U.S.
Baxalta			
HYQVIA® [Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase]	Immunology	Primary Immunodeficiency	Approved for adults in U.S., EU and OUS; Pediatric indication approved in EU and OUS
Janssen			
DARZALEX FASPRO™ (daratumumab) (U.S.) Darzalex (EU)	Oncology	Multiple Myeloma	Approved in the U.S and EU Submitted in Japan

All trademarks belong to their respective owners.

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	RESEARCH FOCUS
ENHANZE™ COLLABORATION PRODUCT CANDIDATES*		
Roche (Total of 12 potential targets)		
TECENTRIQ® (atezolizumab)	Oncology	Breast Cancer
OCREVUS® (ocrelizumab)	Multiple Sclerosis	Neuro Medicine
Pfizer (Total of 6 potential targets)		
Janssen (Total of 5 potential targets)		
DARZALEX® (daratumumab)	Oncology	Amyloidosis
		Smoldering Myeloma
		Multiple Myeloma (5 studies)
		Multiple Myeloma (2 studies)
		Multiple Myeloma
AbbVie (Total of 9 potential targets)		
Lilly (Total of 5 potential targets)	Undisclosed	
BMS (Total of 11 potential targets)		
nivolumab	Oncology	
BMS-986179	Oncology	
relatlimab/nivolumab	Oncology	
ipilimumab/nivolumab	Oncology	
Alexion (Total of 4 potential targets)		
ALXN1810	Various	
argenx (Total of 3 potential targets)		
ARGX-113	Autoimmunity	
NIH (total of 2 potential targets)		

*An additional undisclosed Phase 1 program has been initiated by one of our current partners

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
Directed at the same target, Roche initiated a Phase 1 study of Perjeta® (pertuzumab) and Herceptin (trastuzumab) using ENHANZE technology in patients with early breast cancer in March 2016. In June 2018, Roche initiated a global Phase 3 study of a fixed-dose combination of Perjeta and Herceptin using ENHANZE technology in patients with HER2-positive early breast cancer. In August 2019, the global phase 3 study met its primary endpoint. The study results demonstrated non-inferior levels of Perjeta in the blood (pharmacokinetics) compared to standard intravenous (IV) infusion of Perjeta plus Herceptin and chemotherapy in patients with HER2-positive early breast cancer. The study also demonstrated that the safety profile of the fixed dose subcutaneous combination of Perjeta and Herceptin was consistent with the safety profile of Perjeta and Herceptin administered intravenously. In December 2019, the full data from the study was presented at the San Antonio Breast Cancer Symposium and subsequently BLA and MAA submissions were completed based on these results. In June 2020, the FDA approved Phesgo (fixed-dose combination of Perjeta and Herceptin for subcutaneous injection) utilizing ENHANZE technology for the treatment of patients with HER2-positive breast cancer.
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
In February 2019, Janssen’s development partner, Genmab, announced positive Phase 3 trial results from the COLUMBA study evaluating subcutaneous DARZALEX in comparison to DARZALEX IV in patients with relapsed or refractory multiple myeloma. DARZALEX SC (utilizing ENHANZE technology) was found to be non-inferior to Darzalex IV with regard the co-primary endpoints of Overall Response Rate and Maximum Trough concentration. In May 2020, we announced that Janssen received US FDA approval and launched the commercial sale of DARZALEX FASPRO in four regimens across five indications in multiple myeloma patients, including newly diagnosed, transplant-ineligible patients as well as relapsed or refractory patients. As a fixed-dose formulation, DARZALEX FASPRO can be administered over three to five minutes, significantly less time than IV DARZALEX which requires multi-hour infusions. In June 2020, we announced that Janssen received European marketing authorization and launched the commercial sale of the subcutaneous formulation of DARZALEX utilizing ENHANZE in the European Union. In April 2020, we announced the submission of a New Drug Application (NDA) to Japan's Ministry of Health, Labour and Welfare (MHLW) by Janssen seeking approval of daratumumab SC.
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

BMS Collaboration
In September 2017, we and BMS entered into a collaboration and license agreement, which became effective in November 2017, under which BMS has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with BMS products directed at up to eleven targets. Targets may be selected on an exclusive basis. BMS has designated multiple immuno-oncology targets including programmed death 1 (PD-1) and has an option to select additional targets within five years from the effective date. In October 2018, BMS dosed the first patient in a Phase 1/2a study evaluating the safety, pharmacokinetics and pharmacodynamics of BMS-986179, an investigational anti-CD-73 antibody alone and in combination with nivolumab, using ENHANZE technology. BMS is also conducting a Phase 1/2 study of nivolumab using ENHANZE technology in patients with solid tumors. In October 2019, BMS initiated a Phase 1 study for relatlimab in combination with nivolumab and ENHANZE technology. In June 2020, BMS initiated a Phase 1/2 study of ipilimumab in combination with nivolumab and ENHANZE technology. In June 2020, BMS selected 3 targets on an exclusive basis and exercised their option to convert a co-exclusive license to an exclusive license. BMS has selected eight targets on an exclusive basis to-date.

Alexion Collaboration
In December 2017, we and Alexion entered into a collaboration and license agreement, under which Alexion has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Alexion’s portfolio of products directed at up to four targets. Targets may be selected on an exclusive basis. Alexion elected two targets on an exclusive basis, including a C5 complement inhibitor and has an option to select two additional targets within five years from the effective date. In August 2018, Alexion announced that it initiated a Phase 1 trial to study a next-generation subcutaneous formulation of ALXN1210 using ENHANZE technology (ALXN1810). In April 2020 Alexion announced it would no longer proceed with a study of ALXN1810 in renal disease.
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
In July 2019, argenx dosed the first subject in a phase 1 clinical trial evaluating the safety, pharmacokinetics and pharmacodynamics of efgartigimod (ARGX-113), using ENHANZE technology. In December 2019, argenx reported that based on data from the phase 1 study and internal company analysis, a one minute injection administered every 2 weeks may be possible. The Phase 2 efgartigimod clinical trial has been initiated and is enrolling chronic inflammatory demyelinating polyneuropathy (CIDP) patients.
NIH CRADA
In June 2019, we announced a Cooperative Research and Development Agreement (CRADA) with the National Institute of Allergy and Infectious Diseases’ Vaccine Research Center (VRC), part of National Institute of Health (NIH), enabling the VRC’s use of ENHANZE technology to develop subcutaneous formulations of broadly neutralizing antibodies (bnAbs) against HIV for HIV treatment. The initiation of this study has been impacted by COVID-19 and is delayed.
For a further discussion of the collaboration agreements, refer to Note 4, Revenue.

Impact of COVID-19 to our Business
In March 2020, the World Health Organization declared a disease caused by a strain of novel coronavirus (“COVID-19”) to be a pandemic. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. In an effort to protect the health and safety of our employees and in compliance with state regulations, we instituted working from home, limited the number of people that work on site at any one time, and suspended employee travel. We anticipate that the global health crisis caused by COVID-19 will continue to have an impact across the globe. As an organization we continue to effectively operate with the majority of our employees working from home, which we expect will continue for the foreseeable future. Importantly, our suppliers continue to operate without interruption related to COVID-19. However, the duration of the pandemic and its continued impact on the global economy as a whole is unknown at this time. We are not clear the extent to which near term and long term operational and economic impacts of COVID-19, if any, will have on our business, including the effects on our suppliers, collaborators, customers, employees, and prospects. We will continue to monitor the COVID-19 situation closely.

Results of Operations
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Royalties – Royalty revenue was $15.8 million for the three months ended June 30, 2020 compared to $18.1 million for the three months ended June 30, 2019. The decrease was mainly driven by lower sales of Herceptin SC by Roche. We expect royalty revenue to grow as a result of our recent ENHANZE partner product launches, offsetting the ongoing impact from biosimilars in Europe and COVID-19 related to our mature ENHANZE partner products.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Three Months Ended
	June 30,
	2020	2019	Change
Sales of bulk rHuPH20:
Roche	$2,301	$—	$2,301
Baxalta	1,041	128	913
Other	566	1,342	(776)
Sales of ENHANZE drug product	138	188	(50)
Sales of Hylenex	2,291	4,102	(1,811)
Total product sales, net	$6,337	$5,760	$577
Product sales, net increased $0.6 million in the three months ended June 30, 2020 compared to the same period in 2019, due to an increase in the sale of bulk rHuPH20 to Roche and Baxalta, partially offset by an a decrease in the sale of rHuPH20 to other partners and a decrease in sales of Hylenex. We expect that product sales of bulk rHuPH20 and ENHANZE drug product will fluctuate in future periods based on the needs of our collaborators. In March 2020, the Surgeon General advised hospitals to cancel elective surgeries due to COVID-19. Hylenex is used in cataract surgery and other ophthalmologic surgeries, and therefore the advisory resulted in a decrease in sales of Hylenex in the second quarter of 2020. Most states resumed elective surgeries in April and May of 2020, but the restrictions in place during the COVID-19 pandemic may continue to have a negative impact on the sale of Hylenex in additional quarters.
We currently do not expect an interruption in our ability to manufacture our products as a results of COVID-19. Our contract manufacturers continue to operate as an essential business during the pandemic and have communicated that they have not identified any significant risk, delay, or concern that may have a substantial effect on delivery of any product. We will continue to monitor the operations of our contract manufacturers and their ability to continue to provide us with products.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended
	June 30,
	2020	2019	Change
Upfront license fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments:			—
Janssen	$25,000	$—	$25,000
BMS	7,264	—	7,264
argenx	—	15,000	(15,000)
Other	500	—	500
Subtotal	32,764	15,000	17,764
Reimbursements for research and development services	274	281	(7)
Total revenues under collaborative agreements	$33,038	$15,281	$17,757
Revenue from license fees increased in the three months ended June 30, 2020, compared to the same period in 2019 mainly due to $32.3 million recognized in connection with the Janssen and BMS collaborations in the second quarter of 2020. Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments vary from period to period based on our ENHANZE collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our collaborators’ ability to meet various clinical and regulatory milestones set forth in such agreements and our ability to obtain new collaborative agreements. To date, based on current partner communications, we have not identified any COVID-19 related delays that will materially impact our ENHANZE milestone revenue. We will continue to monitor the ENHANZE development activities of our partners and the impact of their plans on our milestone revenue, as there may be potential for COVID-19 related delays.
Cost of Product Sales – Cost of product sales were $5.7 million for the three months ended June 30, 2020 compared to $1.9 million for the three months ended June 30, 2019. The increase of $3.8 million in cost of product sales was mainly due to an increase in sales of bulk rHuPH20 to Roche and Baxalta and an increase in period costs to support our product platform, partially offset by a decrease in the sales of Hylenex.
Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Three Months Ended
	June 30,
Programs	2020	2019	Change
PEGPH20	$2,357	$28,719	$(26,362)
ENHANZE collaborations and rHuPH20 platform	6,438	4,828	1,610
Other	156	363	(207)
Total research and development expenses	$8,951	$33,910	$(24,959)
Research and development expenses relating to our PEGPH20 programs for the three months ended June 30, 2020 decreased by 92%, compared to the same period in 2019, primarily due to decreased clinical trial activities. On November 4, 2019, we announced that the HALO-301 clinical study failed to reach the primary endpoint of overall survival. As a result, we halted development activities for PEGPH20, closed our oncology operations and began the close out process for all our clinical trials. We implemented an organizational restructuring to focus our operations solely on ENHANZE, which was completed in the second quarter of 2020 and resulted in a reduction in research and development expenses.
Research and development expenses relating to our ENHANZE collaborations and our rHuPH20 platform for the three months ended June 30, 2020 increased by 33%, compared to the same period in 2019, primarily due to increased costs to support additional ENHANZE targets. We expect research and development expenses relating to our ENHANZE collaborations and our rHuPH20 platform to increase in the near term as the rHuPH20 platform is burdened with a higher allocation of overhead costs. The rHuPH20 platform includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses were $11.0 million for the three months ended June 30, 2020 compared to $17.3 million for the three months ended June 30, 2019. The decrease of $6.3 million, or 37%, was primarily due to a decrease in compensation expense and discontinuation of commercial expenses related to market research and educational activities as we prepared for a potential commercial launch of PEGPH20. The discontinuation of our development activities for PEGPH20 and closure of our oncology operations resulted in a reduction in commercialization activities and compensation expense.
Interest Expense – Interest expense was $5.0 million for the three months ended June 30, 2020 compared to $2.6 million for the three months ended June 30, 2019. The increase of $2.4 million was primarily due to interest expense related to the Convertible Notes, offset by a decrease in interest expense for the Royalty-backed Loan and the Oxford and SVB Loan.
Income Tax Expense – Income tax expense was $58.0 thousand for the three months ended June 30, 2020, compared to $17.0 thousand for the three months ended June 30, 2019 due to an increase in estimated state taxes.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Royalties – Royalty revenue was $32.7 million for the six months ended June 30, 2020 compared to $36.1 million for the six months ended June 30, 2019. The decrease was mainly driven by lower sales of Herceptin SC by Roche.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Six Months Ended
	June 30,
	2020	2019	Change
Sales of bulk rHuPH20:
Baxalta	$3,332	$173	$3,159
Roche	2,732	4,461	(1,729)
Other	1,612	1,918	(306)
Sales of ENHANZE drug product	184	325	(141)
Sales of Hylenex	6,624	7,273	(649)
Total product sales, net	$14,484	$14,150	$334
Product sales, net increased $0.3 million in the six months ended June 30, 2020 compared to the same period in 2019, due to an increase in the sale of rHuPH20 to Baxalta, partially offset by a decrease in the sale of bulk rHuPH20 to Roche and other partners and a decrease in sales of Hylenex.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Six Months Ended
	June 30,
	2020	2019	Change
Upfront license fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments:
Janssen	$25,000	$—	$25,000
BMS	7,264	—	7,264
argenx	—	45,000	(45,000)
Other	500	—	500
Subtotal	32,764	45,000	(12,236)
Reimbursements for research and development services	659	887	(228)
Total revenues under collaborative agreements	$33,423	$45,887	$(12,464)
Revenue from license fees decreased $12.2 million in the six months ended June 30, 2020, compared to the same period in 2019 mainly due to the recognition of $32.3 million related to the Janssen and BMS collaborations in the current year, as compared to $45.0 million recognized in connection with the argenx Collaboration in 2019,
Cost of Product Sales – Cost of product sales were $11.5 million for the six months ended June 30, 2020 compared to $6.5 million for the six months ended June 30, 2019. The increase of $5.0 million in cost of product sales was mainly due to an increase in sales of bulk rHuPH20 to Baxalta and an increase in period costs to support our product platform, partially offset by a decrease in sales of bulk rHuPH20 to Roche.
Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Six Months Ended
	June 30,
Programs	2020	2019	Change
PEGPH20	$7,201	$54,616	$(47,415)
ENHANZE collaborations and rHuPH20 platform	11,608	9,740	1,868
Other	300	882	(582)
Total research and development expenses	$19,109	$65,238	$(46,129)

Research and development expenses relating to our PEGPH20 programs for the six months ended June 30, 2020 decreased by 87%, compared to the same period in 2019, primarily due to decreased clinical trial activities. On November 4, 2019, we announced that the HALO-301 clinical study failed to reach the primary endpoint of overall survival. As a result, we halted development activities for PEGPH20, closed our oncology operations and began the close out process for all our clinical trials. We implemented an organizational restructuring to focus our operations solely on ENHANZE, which was completed in the second quarter of 2020 and resulted in a reduction in research and development expenses.
Research and development expenses relating to our ENHANZE collaborations and our rHuPH20 platform for the six months ended June 30, 2020 increased by 19%, compared to the same period in 2019, primarily due to increased costs to support additional ENHANZE targets. The rHuPH20 platform includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses were $23.6 million for the six months ended June 30, 2020 compared to $35.3 million for the six months ended June 30, 2019. The decrease of $11.7 million, or 33%, was primarily due to a decrease in compensation expense and discontinuation of commercial expenses related to market research and educational activities as we prepared for a potential commercial launch of PEGPH20. The discontinuation of our development activities for PEGPH20 and closure of our oncology operations resulted in a reduction in commercialization activities and compensation expense.
Interest Expense – Interest expense was $10.4 million for the six months ended June 30, 2020 compared to $5.8 million for the six months ended June 30, 2019. The increase of $4.6 million was primarily due to interest expense related to the Convertible Notes, offset by a decrease in interest expense for the Royalty-backed Loan and the Oxford and SVB Loan.
Income Tax Expense – Income tax expense was $69.0 thousand for the six months ended June 30, 2020, compared to $39.0 thousand for the six months ended June 30, 2019 due to an increase in estimated state taxes.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of June 30, 2020, we had cash, cash equivalents and marketable securities of $385.4 million.We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborations and cash that we may raise through future transactions. We may raise cash through any one of the following financing vehicles: (i) new collaborative agreements; (ii) expansions or revisions to existing collaborative relationships; (iii) private financings; (iv) other equity or debt financings; (v) monetizing assets; and/or (vi) the public offering of securities;
We may, in the future, offer and sell additional equity, debt securities and warrants to purchase any of such securities, either individually or in units to raise capital to raise funds for additional working capital, capital expenditures, share repurchases, acquisitions or for other general corporate purposes.
Cash Flows
Operating Activities
Net cash used in operations was $1.6 million for the six months ended June 30, 2020 compared to $29.2 million for the six months ended June 30, 2019. The $27.6 million decrease in utilization of cash in operations was mainly due to a decrease in cash received related to the argenx license fees of $45.0 million in the prior year period, offset by $30.0 million owed from Janssen and BMS for license fees and a decrease in working capital spend for the six months ended June 30, 2020 compared to the corresponding period in the prior year.
Investing Activities
Net cash provided by investing activities was $50.0 million for the six months ended June 30, 2020 compared to $76.3 million for the six months ended June 30, 2019. The decrease in net cash provided by investing activities was primarily due to a decrease in proceeds from maturities of marketable securities for the six months ended June 30, 2020, a decrease in purchases of property and equipment and an increase in cash proceeds from the disposal pf property and equipment.
Financing Activities
Net cash used in financing activities was $35.0 million for the six months ended June 30, 2020, compared to $38.0 million for the six months ended June 30, 2019, mainly due to a $53.6 million in repurchase of common stock, offset by a $34.1 million increase in net proceeds from the issuance of common stock under equity incentive plans and a decrease in the amount of repayments of long-term debt of $22.4 million in the six months ended June 30, 2020.
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
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty LLC (Halozyme Royalty), we received a $150 million loan (the Royalty-backed Loan) pursuant to a credit agreement (the Credit Agreement) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the Royalty-backed Lenders). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (Collaboration Agreements). The royalty payments from the Collaboration Agreements were used used to repay the principal and interest on the loan (the Royalty Payments). The Royalty-backed Loan bore interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate was subject to a floor of 0.7% and a cap of 1.5%. In June 2020, we paid the full remaining balance and final payment of $2.93 million thereby satisfying and discharging all obligations under, and terminating, the Royalty-backed Loan.
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
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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
As described in our 2019 Form 10-K, the most critical accounting policies and estimates upon which our condensed consolidated financial statements were prepared were those relating to revenue recognition, debt classification, stock compensation and research and development expenses - clinical trials. We have reviewed our policies and estimates and determined that these remain the most critical accounting policies and estimates for the six months ended June 30, 2020. Readers should refer to our 2019 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” and Note 1 to the accompanying financial statements for descriptions of these policies and estimates.
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
Public health crises such as pandemics or similar outbreaks could adversely impact our business and results of operations by, among other things, disrupting the development of our collaboration partners’ product candidates and commercialization of our partners’ approved products, disrupting our ability to enter into new ENHANZE collaborations with potential partners in a timely manner, causing disruptions in the operations of our third party contract manufacturing organizations upon whom we rely for the production and supply of our commercial product Hylenex and the bulk rHuPH20 we supply to our partners and causing other disruptions to our operations.  For example, the outbreak of a coronavirus, which causes COVID-19, has rapidly evolved into a global pandemic and has spread to most regions of the world including the city of San Diego, California where our main office is located.
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
We have responded to the COVID-19 pandemic by taking a number of actions including closing our offices in San Diego in March 2020, requesting that most of our personnel work remotely and restricting access to our facilities mostly to personnel who perform critical activities that must be completed on-site in accordance with California’s initial statewide shelter-in-place order and ongoing guidances. Increased reliance on personnel working from home may have a negative impact on productivity, or disrupt, delay or otherwise adversely impact business, by, among other things, increasing cyber security risk, impeding access to information that would be helpful to pursue our business objectives or disrupting our communications. We are continuing to monitor the situation and currently do not have an estimate of the timing for all employees returning to the office for work.
The business disruptions associated with a global pandemic could impact the business, product development priorities and operations of our collaboration partners, including potential delays in manufacturing their product candidates or approved products. For example, some of our collaboration partners are conducting or are planning to conduct clinical trials in geographies affected by the COVID-19 pandemic. The progress or completion of these clinical trials could be adversely impacted by the pandemic. Additionally, interruption or delays in the operations of the FDA, the EMA and other similar foreign regulatory agencies, or changes in regulatory priorities to focus on the COVID-19 pandemic, may affect required regulatory review, inspection, clearance and approval timelines. Disruptions such as these could result in delays in the development programs of our collaboration products or impede the commercial efforts for approved products, resulting in potential reductions or delays in our revenues from collaborator royalty or milestone payments. We do not know the extent to which our collaboration partners’ development programs or product commercialization efforts will be impacted or delayed.
We rely on third party manufacturers to manufacture the bulk rHuPH20 that we supply to our collaboration partners for their commercial products and product candidates, as well as our commercial product Hylenex. If any such third party manufacturer is adversely impacted by the COVID-19 pandemic and related consequences, including staffing shortages, production slowdowns and disruptions in delivery systems, or if they divert resources or manufacturing capacity to accommodate the development of coronavirus treatments or vaccines, our supply chain may be disrupted, limiting our ability to sell Hylenex or supply bulk rHuPH20 to our collaboration partners. Any such disruptions could result in reductions or delays in our revenues.
The effects of COVID-19 could worsen in countries that are already afflicted with the coronavirus which could further adversely impact our ability to conduct our business and could have a material adverse impact on our operations, financial condition and results. We do not yet know the full extent of the impact that COVID-19 may or will have on our business.
In addition, the trading prices for our common shares and other biopharmaceutical companies have been highly volatile as a result of market and investor reactions to the COVID-19 pandemic and its potential consequences. As a result, access to sources of financing, should those be needed, may be more difficult and/or expensive. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common shares.

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
Relative to expenses incurred in our operations, we have generated only limited revenues from product sales, royalties, licensing fees, milestone payments, bulk rHuPH20 supply payments and research reimbursements to date. Through June 30, 2020, we have incurred aggregate net losses of $584.0 million. Although we expect to achieve sustainable profitability going forward, unexpected declines in revenues and increases in expenses could inhibit our ability to achieve and sustain profitability.
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
The aggregate amount of our consolidated indebtedness, net of debt discount, as of June 30, 2020 was $390.1 million, which includes $460.0 million in aggregate principal amount of 1.25% Convertible Senior Notes due 2024 (Convertible Notes), net of unamortized debt discount of $69.9 million. We also may incur additional indebtedness in the future.

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
In addition, under certain circumstances, convertible debt instruments (such as the notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the notes are not included in the calculation of diluted net income per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share would be adversely affected. For example, the FASB recently published an accounting standard update to limit the use of the treasury stock method for convertible instruments and instead require application of the ‘‘if-converted’’ method. Under that method, when it is adopted, diluted net income (loss) per share would generally be calculated assuming that all the notes were converted solely into shares of common stock at the beginning of the reporting period. The application of the ‘‘if-converted’’ method may reduce our reported diluted net income per share.

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
Our operations, including laboratories, offices and other research facilities, are located in multiple buildings in San Diego, California. We depend on our facilities and on our collaborators, contractors and vendors for the continued operation of our business. Natural disasters or other catastrophic events, pandemics, interruptions in the supply of natural resources, political and governmental changes, wildfires and other fires, floods, explosions, actions of animal rights activists, earthquakes and civil unrest could disrupt our operations or those of our collaborators, contractors and vendors. Even though we believe we carry commercially reasonable business interruption and liability insurance, and our contractors may carry liability insurance that protect us in certain events, we may suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our partners’ research and development programs.
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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. The high and low sales prices of our common stock during the twelve months ended June 30, 2020 were $27.22 and $12.71, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

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
There have been no material changes in our market risks during the quarter ended June 30, 2020.
As of June 30, 2020, our cash equivalents and marketable securities consisted of investments in money market funds, U.S. Treasury securities, asset-backed securities, corporate debt obligations and commercial paper. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. Based on our current investment portfolio as of June 30, 2020, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases during the three months ended June 30, 2020:

Period	Total Number of Shares Purchased	Weighted-Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Programs (thousands)(1)
April 1, 2020 through April 30, 2020	59,326	$22.49	59,326	$297,092
May 1, 2020 through May 31, 2020	28,981	$22.76	28,981	$296,432
June 1, 2020 through June 30, 2020	—	$—	—	$296,432
Total	88,307		88,307
(1) In November, 2019, we announced that our Board of Directors authorized a capital return program to repurchase up to $550.0 million of outstanding common stock during a three-year period. The above repurchases were pursuant to that program.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws, as amended (2)

10.1	Form of Performance Stock Units Agreement Under the Halozyme Therapeutics, Inc 2011 Stock Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline Taxonomy Extension Schema Document.

101.CAL	Inline Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline Taxonomy Extension Label Linkbase Document.

101.PRE	Inline Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 3, 2019.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 19, 2016.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	August 10, 2020	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 10, 2020	/s/ Elaine Sun
Elaine Sun Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)