Form 10-Q
period 2020-09-30
HALOZYME THERAPEUTICS, INC.
filed 2020-11-02
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 135,183,040 as of October 28, 2020.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$65,741	$120,179
Marketable securities, available-for-sale	280,965	301,083
Accounts receivable, net and other contract assets	62,551	59,442
Inventories	57,697	29,359
Prepaid expenses and other assets	31,941	33,373
Total current assets	498,895	543,436
Property and equipment, net	10,252	10,855
Prepaid expenses and other assets	14,382	11,083
Restricted cash	500	500
Total assets	$524,029	$565,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$433	$6,434
Accrued expenses	25,795	55,649
Deferred revenue, current portion	748	4,012
Current portion of long-term debt, net	—	19,542
Total current liabilities	26,976	85,637
Deferred revenue, net of current portion	641	1,247
Long-term debt, net	393,631	383,045
Other long-term liabilities	3,793	4,180
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 135,369 and 136,713 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	135	137
Additional paid-in capital	646,184	695,066
Accumulated other comprehensive income	426	240
Accumulated deficit	(547,757)	(603,678)
Total stockholders’ equity	98,988	91,765
Total liabilities and stockholders’ equity	$524,029	$565,874
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Royalties	$23,931	$16,609	$56,599	$52,669
Product sales, net	9,048	29,205	23,532	43,355
Revenues under collaborative agreements	32,337	416	65,760	46,303
Total revenues	65,316	46,230	145,891	142,327
Operating expenses:
Cost of product sales	5,568	22,333	17,095	28,859
Research and development	7,747	30,455	26,856	95,693
Selling, general and administrative	11,702	17,979	35,309	53,323
Total operating expenses	25,017	70,767	79,260	177,875
Operating income (loss)	40,299	(24,537)	66,631	(35,548)
Other income (expense):
Investment and other income, net	961	1,613	4,764	5,653
Interest expense	(4,990)	(2,078)	(15,342)	(7,896)
Net income (loss) before income taxes	36,270	(25,002)	56,053	(37,791)
Income tax expense	63	13	132	52
Net income (loss)	$36,207	$(25,015)	$55,921	$(37,843)

Net income (loss) per share:
Basic	$0.27	$(0.17)	$0.41	$(0.26)
Diluted	$0.25	$(0.17)	$0.40	$(0.26)

Shares used in computing net income (loss) per share:
Basic	136,578	146,136	136,575	145,435
Diluted	142,081	146,136	139,971	145,435
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$36,207	$(25,015)	$55,921	$(37,843)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(640)	1	203	667
Foreign currency translation adjustment	(13)	1	(8)	—
Unrealized (loss) gain on foreign currency	(7)	—	(9)	2
Total comprehensive income (loss)	$35,547	$(25,013)	$56,107	$(37,174)
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,

	2020	2019
Operating activities:
Net income (loss)	$55,921	$(37,843)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	13,008	27,547
Depreciation and amortization	2,484	3,026
Amortization of debt discount	10,540	763
Accretion of discounts on marketable securities, net	477	(2,205)
Gain on disposal of equipment	(631)	—
Recognition of deferred revenue	(3,870)	(4,497)
Lease payments deferred	(759)	(304)
Loss on impairment of right-of-use asset	525	—
Other	(13)	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,109)	(10,739)
Inventories	(28,338)	(13,426)
Prepaid expenses and other assets	(1,567)	(14,310)
Accounts payable and accrued expenses	(40,134)	(6,809)
Net cash provided by (used in) operating activities	4,534	(58,798)
Investing activities:
Purchases of marketable securities	(161,488)	(241,582)
Proceeds from maturities of marketable securities	181,345	362,250
Purchases of property and equipment	(805)	(3,399)
Proceeds from disposal of property and equipment	861	—
Net cash provided by investing activities	19,913	117,269
Financing activities:
Repayment of long-term debt	(19,560)	(63,298)
Repurchase of common stock	(109,970)	—
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	50,645	6,093
Net cash used in financing activities	(78,885)	(57,205)
Net increase (decrease) in cash, cash equivalents and restricted cash	(54,438)	1,266
Cash, cash equivalents and restricted cash at beginning of period	120,679	58,436
Cash, cash equivalents and restricted cash at end of period	$66,241	$59,702

Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for purchases of property and equipment	$531	$251
Right-of-use assets obtained in exchange for lease obligation	$1,661	$897
Pending settlement of common stock repurchase	$2,502	$—
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (in thousands)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF JUNE 30, 2020	136,671	137	688,318	1,086	(583,964)	105,577
Share-based compensation expense	—	—	4,220	—	—	4,220
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	833	—	12,546	—	—	12,546
Repurchase of common stock	(2,135)	(2)	(58,900)			(58,902)
Other comprehensive loss	—	—	—	(660)	—	(660)
Net income	—	—	—	—	36,207	36,207
BALANCE AS OF SEPTEMBER 30, 2020	135,369	135	646,184	426	(547,757)	98,988

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2019	136,713	137	695,066	240	(603,678)	91,765
Share-based compensation expense	—	—	13,008	—		13,008
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	4,522	4	50,641	—		50,645
Issuance of restricted stock awards, net	61	—	—	—		—
Repurchase of common stock	(5,927)	(6)	(112,466)			(112,472)
Equity component of convertible notes			(65)			(65)
Other comprehensive income	—	—	—	186		186
Net income	—	—	—	—	55,921	55,921
BALANCE AS OF SEPTEMBER 30, 2020	135,369	135	646,184	426	(547,757)	98,988

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF JUNE 30, 2019	145,859	146	803,782	390	(544,266)	260,052
Share-based compensation expense	—	—	8,239	—	—	8,239
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	604	1	2,074	—	—	2,075
Issuance of restricted stock awards, net	(6)	—	—	—	—	—
Other comprehensive income	—	—	—	2	—	2
Net loss	—	—	—	—	(25,015)	(25,015)
BALANCE AS OF SPETEMBER 30, 2019	146,457	147	814,095	392	(569,281)	245,353

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2018	144,725	145	780,457	(277)	(531,438)	248,887
Share-based compensation expense	—	—	27,547	—	—	27,547
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	1,657	2	6,091	—	—	6,093
Issuance of restricted stock awards, net	75	—	—	—	—	—
Other comprehensive income	—	—	—	669	—	669
Net loss	—	—	—	—	(37,843)	(37,843)
BALANCE AS OF SPETEMBER 30, 2019	146,457	147	814,095	392	(569,281)	245,353
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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within ninety days or less from the date of purchase. As of September 30, 2020, our cash equivalents consisted of money market funds.
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
Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At September 30, 2020 and December 31, 2019, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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
As of September 30, 2020, and December 31, 2019, inventories consisted of $1.6 million and $1.4 million, respectively, of Hylenex inventory, net and $56.1 million and $28.0 million, respectively, of bulk rHuPH20, consistent with our plan to build inventory to meet future customer demand.
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
We collect an upfront license payment from collaboration partners and are also entitled to receive event-based payments subject to collaboration partners’ achievement of specified development, regulatory and sales-based milestones. In several agreements, collaboration partners pay us annual fees to maintain their exclusive license rights if they are unable to advance product development to specified stages. We earn separate fees for bulk rHuPH20 supplies and research and development services. In addition, collaboration partners will pay us royalties at an on average mid-single digit percent rate of their sales if products under the collaboration are commercialized. All amounts owed to us are noncancelable after the underlying triggering event occurs, and nonrefundable once paid. Unless terminated earlier in accordance with its terms, collaborations generally continue in effect until the last to expire royalty payment term, as determined on a product by product and on a country by country basis, with each royalty term starting on the first commercial sale of that product and ending the later of: (i) a specified period or term set forth in the agreement or (ii) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration. When there are no valid claims during the applicable royalty term in a given country, the royalty rate is reduced for those sales. Collaboration partners may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis generally upon 90 days prior written notice to us. Upon any such termination, the license granted to collaboration partners (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement (as opposed to a termination), the on-going licenses granted will become perpetual, non-exclusive and fully paid.
Although these agreements are in form identified as collaborative agreements, we concluded for accounting purposes they represent contracts with customers and are not subject to accounting literature on collaborative arrangements. This is because we grant to collaboration partners licenses to our intellectual property and provide supply of bulk rHuPH20 and research and development services which are all outputs of our ongoing activities, in exchange for consideration. Under these collaborative agreements, we do not develop assets jointly with collaboration partners, and do not share in significant risks of their development or commercialization activities. Accordingly, we concluded our collaborative agreements are appropriately accounted for pursuant to ASC Topic 606, Revenue from Contracts with Customers.
Under all of our collaborative agreements, we have identified licenses to use functional intellectual property as the only performance obligation. The intellectual property underlying the license is our proprietary ENHANZE technology which represents application of rHuPH20 to facilitate delivery of drugs or fluids. Each of the licenses grants the collaboration partners rights to use our intellectual property as it exists and is identified on the effective date of the license, because there is no ongoing development of the ENHANZE technology required. Therefore, we recognize revenue from licenses at the point when the license becomes effective and the collaboration partner has received access to our intellectual property, usually at the inception of the agreement.
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

We provide customary indemnification and protection of licensed intellectual property for our customers. These provisions are part of assurance that the licenses meet the agreements’ representations and are not obligations to provide goods or services.
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
Transaction price for a contract represents the amount to which we are entitled in exchange for providing goods and services to the customer. Transaction price does not include amounts subject to uncertainties unless it is probable that there will be no significant reversal of revenue when the uncertainty is resolved. Apart from the upfront license payment (or target selection fees in the target selection contracts), all other fees we may earn under our collaborative agreements are subject to significant uncertainties of product development. Achievement of many of the event-based development and regulatory milestones may not be probable until such milestones are actually achieved. This generally relates to milestones such as obtaining marketing authorization approvals. With respect to other development milestones, e.g. dosing of a first patient in a clinical trial, achievement could be considered probable prior to its actual occurrence, based on the progress towards commencement of the trial. In order to evaluate progress towards commencement of a trial, we assess the status of activities leading up to our collaboration partner’s initiation of a trial such as feedback received from the FDA (if applicable), completion of IND filings, readiness and availability of drug, readiness of study sites and our collaboration partner’s commitment of resources to the program. We do not include any amounts subject to uncertainties into the transaction price until it is probable that the amount will not result in a significant reversal of revenue in the future. At the end of each reporting period, we re-evaluate the probability of achievement of such milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price.
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
Sales-based milestones and royalties cannot be recognized until the underlying sales occur. We do not receive final royalty reports from our collaboration partners until after we complete our financial statements for a prior quarter. Therefore, we recognize revenue based on estimates of the royalty earned, which are based on internal estimates and available preliminary reports provided by our collaboration partners. We will record a true-up in the following quarter if necessary, when final royalty reports are received. To date, we have not recorded any material true-ups.
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
Net Income (Loss) Per Share
Basic net (loss) income per common share is computed by dividing net (loss) income for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Outstanding stock options, unvested RSAs, unvested RSUs, unvested PSUs and the Convertible Notes are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. For the three and nine months ended  September 30, 2020 and 2019, approximately 3.6 million and 15.0 million shares, respectively, of outstanding stock options, unvested RSAs, unvested RSUs, unvested PSUs and the Convertible Notes were excluded from the calculation of diluted net (loss) income per common share because their effect was anti-dilutive.
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

A reconciliation of the numerators and the denominators of the basic and diluted net (loss) income per common share computations is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$36,207	$(25,015)	$55,921	$(37,843)
Denominator:
Weighted average common shares outstanding for basic net income (loss) per share	136,578	146,136	136,575	145,435
Net effect of dilutive common stock equivalents	5,503	—	3,396	—
Weighted average common shares outstanding for diluted net income (loss) per share	142,081	146,136	139,971	145,435
Net income (loss) per share:
Basic	$0.27	$(0.17)	$0.41	$(0.26)
Diluted	$0.25	$(0.17)	$0.40	$(0.26)

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

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)
The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation.

		January 1, 2022 (Early adoption permitted effective January 1, 2021)	We are currently evaluating the effect the updated standard will have on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820).	The new guidance removes, modifies and adds to certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement.	January 1, 2020	We adopted the new guidance on January 1, 2020. The adoption did not have a material impact on our condensed consolidated financial position or results of operations.

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

		January 1, 2020	We adopted the new guidance on January 1, 2020. The adoption did not have a material impact on our condensed consolidated financial position or results of operations.

3. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	30,653	88	—	30,741
Corporate debt securities	108,606	237	(4)	108,839
U.S. Treasury securities	90,231	138	(1)	90,368
Commercial paper	51,017	—	—	51,017
	280,507	463	(5)	280,965

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$30,484	$55	$—	$30,539
Corporate debt securities	161,308	178	(14)	161,472
U.S. Treasury securities	75,192	40	(5)	75,227
Commercial paper	33,845	—	—	33,845
	$300,829	$273	$(19)	$301,083

As of September 30, 2020, 3 available-for-sale marketable securities with a fair market value of $27.4 million were in a gross unrealized loss position of $5 thousand. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of September 30, 2020, because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	September 30, 2020	December 31, 2019
	Estimated Fair Value
Due within one year	$277,880	$274,805
After one but within five years	3,085	26,278
	$280,965	$301,083

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2020			December 31, 2019
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$65,544	$—	$65,544	$119,949	$—	$119,949

Available-for-sale marketable securities:
Asset-backed securities	—	30,741	30,741	—	30,539	30,539
Corporate debt securities	—	108,839	108,839	—	161,472	161,472
U.S. Treasury securities	90,368	—	90,368	75,227	—	75,227
Commercial paper	—	51,017	51,017	—	33,845	33,845
	$155,912	$190,597	$346,509	$195,176	$225,856	$421,032
We had no instruments that were classified within Level 3 as of September 30, 2020 and December 31, 2019.

4. Revenue
Our disaggregated revenues were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Royalties	$23,931	$16,609	$56,599	$52,669

Product sales, net
Sales of bulk rHuPH20	$3,850	$24,593	11,525	31,145
Sales of ENHANZE drug product	254	344	438	669
Sales of Hylenex	4,944	4,268	11,569	11,541
Total product sales, net	9,048	29,205	23,532	43,355

Revenues under collaborative agreements:
Upfront license and target nomination fees	—	—	7,264	40,000
Event-based development and regulatory milestones and other fees	32,000	—	57,500	5,000
Research and development services	337	416	996	1,303
Total revenues under collaborative agreements	32,337	416	65,760	46,303

Total revenue	$65,316	$46,230	$145,891	$142,327

During the three months ended September 30, 2020 we recognized revenue related to licenses granted to collaboration partners in prior periods in the amount of $55.9 million. This amount represents royalties earned in the current period in addition to $32.0 million of variable consideration in the contracts where uncertainties have been resolved and the development milestones were expected to be achieved or were achieved. There was no revenue recognized during the three months ended September 30, 2020 that had been included in deferred revenues at December 31, 2019.
During the nine months ended September 30, 2020 we recognized revenue related to licenses granted to collaboration partners in prior periods in the amount of $114.1 million. This amount represents royalties earned in the current period in addition to $57.5 million of variable consideration in the contracts where uncertainties have been resolved and the development milestones were expected to be achieved or were achieved. We recognized revenue of $3.9 million during the nine months ended September 30, 2020 that had been included in deferred revenues at December 31, 2019. We did not recognize any adjustments to reduce sales reserves and allowances liability related to Hylenex recombinant sales in prior periods.
Accounts receivable, net, and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accounts receivable, net	$30,551	$59,442
Other contract assets	32,000	—
Deferred revenues	1,389	5,259

As of September 30, 2020, the amounts included in the transaction price of our contracts with customers, including collaboration partners, and allocated to goods and services not yet provided were $15.1 million, of which $13.7 million relates to unfulfilled product purchase orders and $1.4 million has been collected and is reported as deferred revenues. The unfulfilled product purchase orders are estimated to be delivered during the remainder of 2020. Of the total deferred revenues of $1.4 million, $0.7 million is expected to be used by our customers within the next 12 months.
We recognized contract assets of $32.0 million at September 30, 2020, which relate to development milestones deemed probable of receipt for intellectual property licenses granted to collaboration partners in prior periods.

The following table presents amounts under our collaborative agreements included in the transaction price (i.e. cumulative amounts triggered or probable) as of September 30, 2020 (in thousands):

	Upfront (1)	Event-based (2)	Sales (3)	Total
Collaboration partner and agreement date:
Roche (December 2006, September 2017 and October 2018)	$105,000	$47,000	$22,000	$174,000
Baxalta (September 2007)	10,000	3,000	9,000	22,000
Pfizer (December 2012)	14,500	2,000	—	16,500
Janssen (December 2014)	18,250	40,000	—	58,250
AbbVie (June 2015)	23,000	6,000	—	29,000
Lilly (December 2015)	33,000	—	—	33,000
BMS (September 2017)	110,000	5,000	—	115,000
Alexion (December 2017)	40,000	6,000	—	46,000
argenx (February 2019)	40,000	20,000	—	60,000
Royalties				379,884
Total amounts under our collaborative agreements included in the transaction price				$933,634

(1)	Upfront and additional target selection fees

(2)	Event-based development and regulatory milestone amounts and other fees

(3)	Sales-based milestone amounts
Through September 30, 2020, our collaboration partners have completed development, obtained marketing authorization approvals for certain indications and commenced commercialization of the following products:

•	Janssen, for DARZALEX FASPRO™ (daratumumab hyaluronidase human-fihj) in US in May 2020 and subsequently in other regions.

•
Roche, for Herceptin SC (trastuzumab) in the EU in August 2013 and subsequently in other regions; MabThera SC (rituximab) in the EU in March 2014 and subsequently in other regions; and Phesgo™ (pertuzumab/trastuzumab/hyaluronidase-zzxf) in the US in June 2020.

•	Baxalta, for HYQVIA (Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase) in the EU and in the US in May 2013.

The remaining targets and products are currently in the process of development by the collaboration partners.

5. Certain Balance Sheet Items
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accounts receivable from product sales to collaborators	$3,198	$35,649
Accounts receivable from revenues under collaborative agreements	476	3,850
Accounts receivable from royalty payments	24,067	17,149
Accounts receivable from other product sales	4,052	3,591
Other contract assets	32,000	—
Subtotal	63,793	60,239
Allowance for distribution fees and discounts	(1,242)	(797)
Total accounts receivable, net	$62,551	$59,442

Inventories consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$5,473	$2,769
Work-in-process	20,953	15,710
Finished goods	31,271	10,880
Total inventories	$57,697	$29,359

Prepaid expenses and other assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Prepaid manufacturing expenses	$37,606	$30,156
Prepaid research and development expenses	550	4,964
Other prepaid expenses	3,223	3,655
Other assets	4,944	5,681
Total prepaid expenses and other assets	46,323	44,456
Less long-term portion	14,382	11,083
Total prepaid expenses and other assets, current	$31,941	$33,373

Prepaid manufacturing expenses include raw materials, slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory as materials are used or the CMO services are complete.
Property and equipment, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Research equipment	$7,465	$7,403
Manufacturing equipment	4,414	3,858
Computer and office equipment	4,856	4,859
Leasehold improvements	1,628	1,628
Subtotal	18,363	17,748
Accumulated depreciation and amortization	(11,786)	(10,742)
Subtotal	6,577	7,006
Right of use assets	3,675	3,849
Property and equipment, net	$10,252	$10,855
Depreciation and amortization expense was approximately $0.8 million and $1.0 million, inclusive of ROU asset amortization of $0.4 million and $0.5 million for the three months ended September 30, 2020 and 2019 respectively.

Depreciation and amortization expense was approximately $2.5 million and $3.0 million, inclusive of ROU asset amortization of $1.3 million and $1.3 million for the nine months ended September 30, 2020 and 2019 respectively.

Accrued expenses consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued outsourced research and development expenses	$918	$8,423
Accrued compensation and payroll taxes	7,372	27,888
Accrued outsourced manufacturing expenses	6,946	9,173
Other accrued expenses	8,765	7,876
Lease liability	5,523	6,469
Total accrued expenses	29,524	59,829
Less long-term portion	3,729	4,180
Total accrued expenses, current	$25,795	$55,649

Expense associated with the accretion of the lease liabilities was approximately $0.1 million and $0.2 million for the three months ended September 30, 2020 and 2019 respectively. Total lease expense for the three months ended September 30, 2020 and 2019 was $0.5 million and $0.7 million respectively.
Expense associated with the accretion of the lease liabilities was approximately $0.4 million and $0.6 million for the nine months ended September 30, 2020 and 2019, respectively. Total lease expense for the nine months ended September 30, 2020 and 2019, $1.7 million and $2.0 million respectively.
Cash paid for amounts related to leases for the three months ended September 30, 2020 and 2019 was $0.8 million and $0.8 million , and $2.5 million and $2.3 million for the nine months ended September 30, 2020 and 2019 respectively.
Deferred revenue consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Collaborative agreements
License fees and event-based payments	$—	$2,764
Product sales	1,389	2,495
Total deferred revenue	1,389	5,259
Less current portion	748	4,012
Deferred revenue, net of current portion	$641	$1,247

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
In connection with the Convertible Notes, we paid the initial purchasers of the Convertible Notes a fee of $12.7 million and incurred additional debt issuance costs totaling $0.3 million, which includes expenses that we paid on behalf of the initial purchasers and expenses incurred directly by us. Debt issuance costs, the initial purchasers’ fee and the equity component is presented as a debt discount as of September 30, 2020 in the amount of $66.4 million, and will be amortized over the remaining estimated term of 4.1 years using the effective interest method, utilizing an effective interest rate of 5.10%. The net carrying amount of the debt as of September 30, 2020 is $393.6 million. The fair value of the Convertible Notes, which was estimated using trading levels obtained from third-party service provider (Level 2), was $591.0 million at September 30, 2020 and $461.1 million at December 31, 2019.
For the three months ended September 30, 2020, we recognized interest expense of $4.9 million, including contractual coupon interest of $1.4 million and amortization of the debt discount of $3.5 million. For the nine months ended September 30, 2020, we recognized interest expense of $14.8 million, including contractual coupon interest of $4.3 million and amortization of the debt discount of $10.5 million.
As of September 30, 2020, we were in compliance with all covenants under the Indenture and there was no material adverse change in our business, operations or financial condition.
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

7. Share-based Compensation
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$1,262	$3,736	$4,115	$12,739
Selling, general and administrative	2,958	4,503	8,893	14,808
Share-based compensation expense	$4,220	$8,239	$13,008	$27,547

Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	$2,182	$4,744	$6,766	$14,973
RSAs, RSUs and PSUs	2,038	3,495	6,242	12,574
	$4,220	$8,239	$13,008	$27,547

We granted stock options to purchase approximately 34.7 thousand and 0.1 million shares of common stock during the three months ended September 30, 2020 and 2019, respectively, and $1.5 million and $3.0 million shares of common stock during the six months ended September 30, 2020 and 2019, respectively. The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes model”). Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments. The assumptions used in the Black-Scholes model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected volatility	50.58-51.82%	53.78-54.76%	50.58-51.82%	53.78-56.94%
Average expected term (in years)	4.9	5.5	5.2	5.5
Risk-free interest rate	0.22-0.31%	1.35-1.79%	0.22-1.67%	1.35-2.56%
Expected dividend yield	—	—	—	—

Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	September 30, 2020
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$19,930	2.70
RSAs	$813	0.58
RSUs	$15,154	2.57
PSUs	$365	2.00

8. Stockholders’ Equity
During the nine months ended September 30, 2020 and 2019, we issued an aggregate of 3,952,311 and 757,275 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $13.54 and $10.94 per share, respectively, for net proceeds of approximately $53.5 million and $8.3 million, respectively. For the nine months ended September 30, 2020 and 2019, we issued 569,701 and 899,737 shares of common stock, respectively, upon vesting of certain RSUs for which 142,905 and 133,476 RSUs were withheld from the RSU holders, respectively, to pay for minimum withholding taxes totaling approximately $5.4 million and $2.2 million, respectively. Stock options and unvested restricted units totaling approximately 7.4 million shares and 13.6 million shares of our common stock were outstanding as of September 30, 2020 and December 31, 2019, respectively.
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
We had the following activity under the approved share repurchase programs (dollars in thousands, except share and per share data)

	2020
	Total Number of Shares Purchased	Weighted-Average Price paid Per Share	Total Cost(2)
First quarter(1)	3,188,795	$16.15	$51,574
Second quarter	88,307	22.58	1,996
Third quarter	2,134,716	27.57	58,902
	5,411,818	20.76	$112,472

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
Our commitments include payments related to our commenced operating leases. Approximate annual future minimum operating lease payments as of September 30, 2020 are as follows (in thousands; excluding the nine months ended September 30, 2020):

Year:	Operating Leases
2020	$771
2021	2,594
2022	2,535
2023	130
2024	—
Total minimum lease payments	$6,030
Less imputed interest	$(507)
Total	$5,523

The weighted-average remaining lease term of our operating leases is approximately 2.2 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our approved product and our collaborators’ approved products and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 is the active ingredient in our first commercially approved product, Hylenex® recombinant, and it works by breaking down hyaluronan (or HA), a naturally occurring carbohydrate that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. This temporarily increases dispersion and absorption allowing for improved subcutaneous delivery of injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as our ENHANZE drug delivery technology (ENHANZE). We license the ENHANZE technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the subcutaneous route of administration. In the development of proprietary intravenous (IV) drugs combined with our ENHANZE technology, data have been generated supporting the potential for ENHANZE to reduce treatment burden, as a result of shorter duration of subcutaneous (SC) administration. ENHANZE may enable fixed-dose SC dosing compared to weight-based dosing required for IV administration, and potentially allow for lower rates of infusion-related reactions. ENHANZE may enable more flexible treatment options such as home administration by a healthcare professional or potentially the patient. Lastly, certain proprietary drugs co-formulated with ENHANZE have been granted additional exclusivity, extending the patent life of the product beyond the one of the proprietary IV drug.

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
Our third quarter of 2020 and recent key events include:

•
In October 2020, we announced that argenx expanded the existing global collaboration and license agreement that was signed in February 2019. Under the newly announced expansion, argenx gained the ability to exclusively access our ENHANZE drug delivery technology for three additional targets upon nomination, for a total of up to six targets under the existing and newly expanded collaboration.  To date, argenx has nominated two targets including the human neonatal Fc receptor FcRn and complement component C2.

•
In September 2020, we announced that Roche presented a poster with data from Part 1 of its Phase 1b study (IMscin001) evaluating atezolizumab (Tecentriq®) for subcutaneous administration utilizing ENHANZE technology in patients with locally advanced or metastatic non-small cell lung cancer (NSCLC) at the European Society for Medical Oncology (ESMO) Virtual Congress 2020. The poster concluded that atezolizumab utilizing ENHANZE provided similar exposure as atezolizumab IV and that results support further development of subcutaneous atezolizumab in IMscin001 Part 2, a confirmatory Phase 3 study.

•
In September 2020,Takeda announced that the European Medicines Agency (EMA) approved a label update for HYQVIA broadening its use and making it the first and only facilitated subcutaneous immunoglobulin replacement therapy in adults, adolescents and children with an expanded range of secondary immunodeficiencies (SID).

•
In September 2020, we announced that Janssen submitted a supplemental BLA for FDA approval of DARZALEX FASPRO™ (daratumumab and hyaluronidase-fihj) to be approved for a new indication, light chain (AL) amyloidosis. AL amyloidosis is a rare and potentially fatal disease that develops when plasma cells in the bone marrow generate abnormal light chains, which form amyloid deposits in vital organs and lead to organ deterioration. There are currently no approved therapies for the disease.

•
In August 2020, Janssen announced that Health Canada approved DARZALEX® SC (daratumumab) in four regimens across five indications in patients with multiple myeloma, most notably newly diagnosed, transplant-ineligible patients as well as relapsed or refractory patients.

•
In the third quarter of 2020 we repurchased 2.1 million shares of common stock in open market purchases for $58.9 million at an average price per share of $27.57. For the nine months ended September 30, 2020 we repurchased 5.4 million shares of common stock for $112.4 million at an average price per share of $20.76. Since the inception of our capital return program in November 2019 to repurchase up to $550.0 million of outstanding common stock over a three-year period, we have repurchased a total of 16.5 million shares for $312.4 million at an average price per share of $18.92 as of September 30, 2020.

Product and Product Candidates
We currently have one marketed proprietary product and five marketed partnered products. The following table summarizes our proprietary product, marketed partnered products and product candidates under development with our collaborators:

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	APPROVED INDICATION	PHASE 1 / PHASE 2 / PHASE 3 / FILED / APPROVED
PROPRIETARY APPROVED PRODUCT			
HYLENEX® recombinant (hyaluronidase human injection)	Various	Adjuvant for subcutaneous fluid delivery for dispersion & absorption of other injected drugs	Approved in the U.S.
ENHANZE™ COLLABORATION APPROVED PRODUCTS			
Roche			
Herceptin® SC (trastuzumab) (Outside the U.S.) Herceptin Hylecta™ (trastuzumab and hyaluronidase-oysk) (U.S.)	Oncology	Breast Cancer	Approved in the U.S., EU and other countries outside the U.S. (OUS).
Phesgo™ (pertuzumab)/Herceptin® (trastuzmab) (U.S.) Perjeta-Herceptin FDC (EU)	Oncology	Breast Cancer	Approved in the U.S. Submitted in the EU
MabThera® SC (rituximab) (Outside the U.S) RITUXAN HYCELA™ (rituximab/hyaluronidase human) (U.S.) RITUXAN® SC (rituximab) (Canada)	Oncology	Multiple blood cancers	Approved for NHL in EU and OUS; Approved for CLL in EU and OUS Approved for DLBCL, CLL and FL in the U.S.
Baxalta			
HYQVIA® [Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase]	Immunology	Primary Immunodeficiency, Secondary Immunodeficiencies in EU	Approved for adults in U.S., EU and OUS; Pediatric indication approved in EU and OUS
Janssen			
DARZALEX FASPRO™ (daratumumab) (U.S.) DARZALEX (daratumumab) (OUS)	Oncology	Multiple Myeloma	Approved in the U.S, EU and OUS Submitted in Japan Submitted in U.S. for AL amyloidosis

All trademarks belong to their respective owners.

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	RESEARCH FOCUS
ENHANZE™ COLLABORATION PRODUCT CANDIDATES*		
Roche (Total of 12 potential targets)		
TECENTRIQ® (atezolizumab)	Oncology	Breast Cancer
OCREVUS® (ocrelizumab)	Multiple Sclerosis	Neuro Medicine
Pfizer (Total of 6 potential targets)		
Janssen (Total of 5 potential targets)		
DARZALEX® (daratumumab)	Oncology	Amyloidosis
		Smoldering Myeloma
		Multiple Myeloma (5 studies)
		Multiple Myeloma (2 studies)
		Multiple Myeloma
AbbVie (Total of 9 potential targets)		
Lilly (Total of 5 potential targets)	Undisclosed	
BMS (Total of 11 potential targets)		
nivolumab	Oncology	
BMS-986179	Oncology	
relatlimab/nivolumab	Oncology	
ipilimumab/nivolumab	Oncology	
Alexion (Total of 4 potential targets)		
argenx (Total of 6 potential targets)		
ARGX-113	Autoimmunity	
NIH (Total of 2 potential targets)		
CAPRISA (Total of 1 target)		
CAP256V2LS	HIV	

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
In December 2018, Roche initiated a Phase 1b/2 study in patients with non-small cell lung cancer for Tecentriq (atezolizumab) using ENHANZE technology. In September 2020, Roche presented a poster with data from Part 1 of its Phase 1b study (IMscin001) evaluating atezolizumab (Tecentriq) for subcutaneous administration utilizing ENHANZE technology in patients with locally advanced or metastatic non-small cell lung cancer at the ESMO Virtual Congress 2020. The poster concluded that atezolizumab utilizing ENHANZE provided similar exposure as atezolizumab IV and that results support further development of subcutaneous atezolizumab in IMscin001 Part 2, a confirmatory Phase 3 study. In August 2019, Roche initiated a Phase 1 study evaluating OCREVUS (ocrelizumab) with ENHANZE technology in subjects with multiple sclerosis. In October 2019, Roche nominated a new undisclosed target to be studied using ENHANZE technology, triggering a $10 million milestone payment.

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
In May 2016, Baxalta announced that HYQVIA received a marketing authorization from the European Commission for a pediatric indication, which was launched in Europe to treat primary and certain secondary immunodeficiencies. In September 2020, Takeda announced that the EMA approved a label update for HYQVIA broadening its use and making it the first and only facilitated subcutaneous immunoglobulin replacement therapy in adults, adolescents and children with an expanded range of secondary immunodeficiencies (SID).
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
In February 2019, Janssen’s development partner, Genmab, announced positive Phase 3 trial results from the COLUMBA study evaluating subcutaneous DARZALEX in comparison to DARZALEX IV in patients with relapsed or refractory multiple myeloma. DARZALEX SC (utilizing ENHANZE technology) was found to be non-inferior to Darzalex IV with regard the co-primary endpoints of Overall Response Rate and Maximum Trough concentration. In May 2020, we announced that Janssen received US FDA approval and launched the commercial sale of DARZALEX FASPRO in four regimens across five indications in multiple myeloma patients, including newly diagnosed, transplant-ineligible patients as well as relapsed or refractory patients. As a fixed-dose formulation, DARZALEX FASPRO can be administered over three to five minutes, significantly less time than IV DARZALEX which requires multi-hour infusions. In June 2020, we announced that Janssen received European marketing authorization and launched the commercial sale of the subcutaneous formulation of DARZALEX utilizing ENHANZE in the European Union. In April 2020, we announced the submission of a New Drug Application (NDA) to Japan's Ministry of Health, Labour and Welfare (MHLW) by Janssen seeking approval of daratumumab SC. In September 2020, Janssen submitted a supplemental BLA to the FDA seeking approval of DARZALEX FASPRO for the treatment of patients with AL amyloidosis, a rare and potentially fatal disease for which there are no currently approved therapies. In August 2020, Janssen announced that Health Canada approved DARZALEX SC (daratumumab) in four regimens across five indications in patients with multiple myeloma, most notably newly diagnosed, transplant-ineligible patients as well as relapsed or refractory patients.
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
Alexion Collaboration
In December 2017, we and Alexion entered into a collaboration and license agreement, under which Alexion has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Alexion’s portfolio of products directed at up to four targets. Targets may be selected on an exclusive basis. Alexion elected two targets on an exclusive basis, including a C5 complement inhibitor and has an option to select two additional targets within five years from the effective date. In August 2018, Alexion announced that it initiated a Phase 1 trial to study a next-generation subcutaneous formulation of ALXN1210 using ENHANZE technology (ALXN1810). In April 2020 Alexion announced it would no longer proceed with a study of ALXN1810 in renal disease. Following a portfolio prioritization, Alexion has made the decision to not proceed with further development of ALXN1810, subcutaneous ULTOMIRIS co-administered with ENHANZE drug delivery technology. Alexion is evaluating additional development options for ENHANZE.
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
In October 2020, we and argenx entered into agreement to expand the collaboration relationship. Under the newly announced expansion, argenx gained the ability to exclusively access our ENHANZE drug delivery technology for three additional targets upon nomination for a total of up to six targets under the existing and newly expanded collaboration.
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

CAPRISA
In September 2020, we entered into a collaboration with the Centre for the AIDS Programme of Research in South Africa (CAPRISA), a non-profit company, to evaluate safety, tolerability and pharmacokinetics of a human monoclonal antibody (CAP256V2LS) in HIV-negative and HIV-positive women in South Africa. In October 2020, we were notified that the first patient was dosed with PH20 in a Phase I Dose-Escalation Study for CAP256V2LS.
For a further discussion of the collaboration agreements, refer to Note 4, Revenue.

Impact of COVID-19 to our Business
In March 2020, the World Health Organization declared a disease caused by a strain of novel coronavirus (“COVID-19”) to be a pandemic. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. In an effort to protect the health and safety of our employees and in compliance with state regulations, we instituted working from home, limited the number of people that work on site at any one time, and suspended employee travel. We anticipate that the global health crisis caused by COVID-19 will continue to have an impact across the globe. As an organization we continue to effectively operate with the majority of our employees working from home and not traveling, which we expect will continue for the foreseeable future. Importantly, our suppliers continue to operate without interruption related to COVID-19. However, the duration of the pandemic and its continued impact on the global economy as a whole is unknown at this time. We are not clear the extent to which near term and long term operational and economic impacts of COVID-19, if any, will have on our business, including the effects on our suppliers, collaborators, customers, employees, and prospects. We will continue to monitor the COVID-19 situation closely.

Results of Operations
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Royalties – Royalty revenue was $23.9 million for the three months ended September 30, 2020 compared to $16.6 million for the three months ended September 30, 2019. The increase was mainly driven by sales of DARZALEX FASPRO by Janssen in the U.S. due to the product launch in the second quarter of 2020, partially offset by slightly lower sales of MabThera SC and Herceptin SC by Roche. In general, we expect royalty revenue to grow as a result of our recent ENHANZE partner product launches, offsetting the ongoing impact from biosimilars in Europe and COVID-19 related to our mature ENHANZE partner products.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Three Months Ended
	September 30,
	2020	2019	Change
Sales of bulk rHuPH20:
Janssen	$1,351	$22,014	$(20,663)
Other	2,499	2,579	(80)
Sales of ENHANZE drug product	254	344	(90)
Sales of Hylenex	4,944	4,268	676
Total product sales, net	$9,048	$29,205	$(20,157)
Product sales, net was lower by $20.2 million in the three months ended September 30, 2020 compared to the same period in 2019, due to lower sales of rHUPH20 as a result of a one-off large partner order in 2019, partially offset by higher sales of Hylenex. We expect that product sales of bulk rHuPH20 and ENHANZE drug product will fluctuate in future periods based on the needs of our collaborators. In March 2020, the Surgeon General advised hospitals to cancel elective surgeries due to COVID-19. Hylenex is used in cataract surgery and other ophthalmologic surgeries, and therefore the advisory resulted in a decrease in sales of Hylenex in the second quarter of 2020. Most states resumed elective surgeries in April and May of 2020 which supported an increase in sales in the third quarter of 2020.
We currently do not expect an interruption in our ability to manufacture our products as a results of COVID-19. Our contract manufacturers continue to operate as essential businesses during the pandemic and have communicated that they have not identified any significant risk, delay, or concern that may have a substantial effect on delivery of any product. We will continue to monitor the operations of our contract manufacturers and their ability to continue to provide us with products.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended
	September 30,
	2020	2019	Change
Upfront license fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments:
Roche	17,000	—	17,000
argenx	15,000	—	15,000
Subtotal	32,000	—	32,000
Reimbursements for research and development services	337	416	(79)
Total revenues under collaborative agreements	$32,337	$416	$31,921
Revenue from license fees increased in the three months ended September 30, 2020, compared to the same period in 2019 mainly due to $32.0 million recognized for development milestones in connection with the Roche and argenx collaborations in the third quarter of 2020,that were concluded to be probable of being achieved. Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments vary from period to period based on our ENHANZE collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our collaborators’ ability to meet various clinical and regulatory milestones set forth in such agreements and our ability to obtain new collaborative agreements. To date, based on current partner communications, we have not identified any COVID-19 related delays that will materially impact our ENHANZE milestone revenue. We will continue to monitor the ENHANZE development activities of our partners and the impact of their plans on our milestone revenue, as there may be potential for COVID-19 related delays.

Cost of Product Sales – Cost of product sales were $5.6 million for the three months ended September 30, 2020 compared to $22.3 million for the three months ended September 30, 2019. The decrease of $16.7 million in cost of product sales was mainly due to a decrease in sales of bulk rHuPH20 to Janssen, partially offset by an increase in the sales of Hylenex.
Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Three Months Ended
	September 30,
Programs	2020	2019	Change
PEGPH20	$—	$25,822	$(25,822)
ENHANZE collaborations and rHuPH20 platform	7,467	4,331	3,136
Other	280	302	(22)
Total research and development expenses	$7,747	$30,455	$(22,708)
Research and development expenses relating to our PEGPH20 programs for the three months ended September 30, 2020 decreased by 100%, compared to the same period in 2019, primarily due to the discontinuation of clinical trial activities. On November 4, 2019, we announced that the HALO-301 clinical study failed to reach the primary endpoint of overall survival. As a result, we halted development activities for PEGPH20, closed our oncology operations and began the close out process for all our clinical trials. We implemented an organizational restructuring to focus our operations solely on ENHANZE, which was completed in the second quarter of 2020 and resulted in a reduction in research and development expenses.
Research and development expenses relating to our ENHANZE collaborations and our rHuPH20 platform for the three months ended September 30, 2020 increased by 72%, compared to the same period in 2019, primarily due to increased costs to support additional ENHANZE targets and a higher allocation of overhead costs. We expect research and development expenses relating to our ENHANZE collaborations and our rHuPH20 platform to increase based on the needs of our partners and their development programs.. The rHuPH20 platform includes research, development and manufacturing expenses related to our proprietary rHuPH20 enzyme. These expenses were not designated to a specific program at the time the expenses were incurred.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses were $11.7 million for the three months ended September 30, 2020 compared to $18.0 million for the three months ended September 30, 2019. The decrease of $6.3 million, or 35%, was primarily due to a decrease in compensation expense, discontinuation of commercial expenses related to market research and educational activities as we prepared for a potential commercial launch of PEGPH20. The discontinuation of our development activities for PEGPH20 and closure of our oncology operations resulted in a reduction in commercialization activities and compensation expense.
Interest Expense – Interest expense was $5.0 million for the three months ended September 30, 2020 compared to $2.1 million for the three months ended September 30, 2019. The increase of $2.9 million was primarily due to interest expense related to the Convertible Notes, offset by a discontinuation in interest expense for the Royalty-backed Loan and the Oxford and SVB Loan following the repayment of those obligations.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Royalties – Royalty revenue was $56.6 million for the nine months ended September 30, 2020 compared to $52.7 million for the nine months ended September 30, 2019. The increase was mainly driven by sales of DARZALEX FASPRO in the U.S. by Janssen due to the product launch in the second quarter of 2020, partially offset by slightly lower sales of Herceptin SC and MabThera SC by Roche.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Nine Months Ended
	September 30,
	2020	2019	Change
Sales of bulk rHuPH20:
Baxalta	$4,410	$1,950	$2,460
Roche	3,659	4,461	(802)
Janssen	1,346	22,022	(20,676)
Other	2,110	2,712	(602)
Sales of ENHANZE drug product	438	669	(231)
Sales of Hylenex	11,569	11,541	28
Total product sales, net	$23,532	$43,355	$(19,823)
Product sales, net was lower by $19.8 million in the nine months ended September 30, 2020 compared to the same period in 2019, due to lower sales of rHUPH20 as a result of a one-off large partner order in 2019.

Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Nine Months Ended
	September 30,
	2020	2019	Change
Upfront license fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments:
Janssen	$25,000	$—	$25,000
Roche	17,000	—	17,000
argenx	15,000	45,000	(30,000)
BMS	7,264	—	7,264
Other	500	—	500
Subtotal	64,764	45,000	19,764
Reimbursements for research and development services	996	1,303	(307)
Total revenues under collaborative agreements	$65,760	$46,303	$19,457
Revenue from license fees increased $19.8 million in the nine months ended September 30, 2020, compared to the same period in 2019 mainly due to the recognition of $64.3 million related to the Janssen, Roche, argenx and BMS collaborations in the current year, as compared to $45.0 million recognized in connection with the argenx Collaboration in 2019.
Cost of Product Sales – Cost of product sales were $17.1 million for the nine months ended September 30, 2020 compared to $28.9 million for the nine months ended September 30, 2019. The decrease of $11.8 million in cost of product sales was mainly due to a decrease in sales of bulk rHuPH20 to Janssen, Roche and other partners, partially offset by an increase in sales of bulk rHuPH20 to Baxalta.

Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Nine Months Ended
	September 30,
Programs	2020	2019	Change
PEGPH20	$7,201	$80,439	$(73,238)
ENHANZE collaborations and rHuPH20 platform	19,075	14,070	5,005
Other	580	1,184	(604)
Total research and development expenses	$26,856	$95,693	$(68,837)
Research and development expenses relating to our PEGPH20 programs for the nine months ended September 30, 2020 decreased by 91%, compared to the same period in 2019, primarily due to decreased clinical trial activities. On November 4, 2019, we announced that the HALO-301 clinical study failed to reach the primary endpoint of overall survival. As a result, we halted development activities for PEGPH20, closed our oncology operations and began the close out process for all our clinical trials. We implemented an organizational restructuring to focus our operations solely on ENHANZE, which was completed in the second quarter of 2020 and resulted in a reduction in research and development expenses.
Research and development expenses relating to our ENHANZE collaborations and our rHuPH20 platform for the nine months ended September 30, 2020 increased by 36%, compared to the same period in 2019, primarily due to increased costs to support additional ENHANZE targets and a higher allocation of overhead costs. The rHuPH20 platform includes research and development expenses related to our proprietary rHuPH20 enzyme that were not designated to a specific program at the time the expenses were incurred.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses were $35.3 million for the nine months ended September 30, 2020 compared to $53.3 million for the nine months ended September 30, 2019. The decrease of $18.0 million, or 34%, was primarily due to a decrease in compensation expense and discontinuation of commercial expenses related to market research and educational activities as we prepared for a potential commercial launch of PEGPH20. The discontinuation of our development activities for PEGPH20 and closure of our oncology operations resulted in a reduction in commercialization activities and compensation expense.
Interest Expense – Interest expense was $15.3 million for the nine months ended September 30, 2020 compared to $7.9 million for the nine months ended September 30, 2019. The increase of $7.4 million was primarily due to interest expense related to the Convertible Notes, offset by a discontinuation in interest expense for the Royalty-backed Loan and the Oxford and SVB Loan following the repayment of those obligations.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of September 30, 2020, we had cash, cash equivalents and marketable securities of $346.7 million.We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborations and cash that we may raise through future transactions. We may raise cash through any one of the following financing vehicles: (i) new collaborative agreements; (ii) expansions or revisions to existing collaborative relationships; (iii) private financings; (iv) other equity or debt financings; (v) monetizing assets; and/or (vi) the public offering of securities;
We may, in the future, offer and sell additional equity, debt securities and warrants to purchase any of such securities, either individually or in units to raise capital to raise funds for additional working capital, capital expenditures, share repurchases, acquisitions or for other general corporate purposes.
Cash Flows
Operating Activities
Net cash provided by operations was $4.5 million for the nine months ended September 30, 2020 compared to $58.8 million cash used in the nine months ended September 30, 2019. The $63.3 million increase in cash provided by operations was mainly due to an increase in cash received related to collaboration partner license and royalty payments of $62.7 million during the current year, offset by $45.0 million owed from argenx for license fees in the prior year, and an increase in working capital spend for the nine months ended September 30, 2020 compared to the corresponding period in the prior year.
Investing Activities
Net cash provided by investing activities was $19.9 million for the nine months ended September 30, 2020 compared to $117.3 million for the nine months ended September 30, 2019. The decrease in net cash provided by investing activities was primarily due to a decrease in proceeds from maturities of marketable securities for the nine months ended September 30, 2020, offset by a decrease in purchases of property and equipment and an increase in cash proceeds from the disposal of property and equipment.
Financing Activities
Net cash used in financing activities was $78.9 million for the nine months ended September 30, 2020, compared to $57.2 million for the nine months ended September 30, 2019, mainly due to $110.0 million in repurchase of common stock, offset by a $44.6 million increase in net proceeds from the issuance of common stock under equity incentive plans and a decrease in the amount of repayments of long-term debt of $43.7 million in the nine months ended September 30, 2020.
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
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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
As described in our 2019 Form 10-K, the most critical accounting policies and estimates upon which our condensed consolidated financial statements were prepared were those relating to revenue recognition, debt classification, stock compensation and research and development expenses - clinical trials. We have reviewed our policies and estimates and determined that these remain the most critical accounting policies and estimates for the nine months ended September 30, 2020. Readers should refer to our 2019 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” and Note 1 to the accompanying financial statements for descriptions of these policies and estimates.
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
Public health crises such as pandemics or similar outbreaks could adversely impact our business and results of operations by, among other things, disrupting the development of our collaboration partners’ product candidates and commercialization of our partners’ approved products, disrupting our ability to enter into new ENHANZE collaborations with potential partners in a timely manner, causing disruptions in the operations of our third party contract manufacturing organizations upon whom we rely for the production and supply of our commercial product Hylenex and the bulk rHuPH20 we supply to our partners, and causing other disruptions to our operations.  For example, the outbreak of a coronavirus, which causes COVID-19, has rapidly evolved into a global pandemic and has spread to most regions of the world including the city of San Diego, California where our main office is located.
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
Our success depends on the performance of key management and scientific employees with relevant experience. We depend substantially on our ability to hire, train, motivate and retain high quality personnel, especially our scientists and management team, which may be adversely affected by our recent restructuring and reduction in force. Particularly in view of the small number of employees on our staff to manage our alliance programs and key functions, if we are unable to retain existing personnel or identify or hire additional personnel, we may not be able to adequately support current and future alliances with strategic collaborators. Our use of domestic and international third-party contractors, consultants and staffing agencies also subjects us to potential co-employment liability claims.
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
Relative to expenses incurred in our operations, we have generated only limited revenues from product sales, royalties, licensing fees, milestone payments, bulk rHuPH20 supply payments and research reimbursements to date. Through September 30, 2020, we have incurred aggregate net losses of $547.8 million. Although we expect to achieve sustainable profitability going forward, unexpected declines in revenues and increases in expenses could inhibit our ability to achieve and sustain profitability.
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
We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (Avid) and Catalent Indiana LLC (Catalent) to produce bulk rHuPH20. These manufacturers each produce bulk rHuPH20 under cGMP for use in Hylenex recombinant, and for use in collaboration products and product candidates. Catalent currently produces bulk rHuPH20 for use in Hylenex recombinant and collaboration product candidates. In addition to supply obligations, Avid and Catalent will also provide support for the chemistry, manufacturing and controls sections for FDA and other regulatory filings. We rely on their ability to successfully manufacture bulk rHuPH20 according to product specifications. If either Avid or Catalent: (i) is unable to retain its status as an FDA approved manufacturing facility; (ii) is unable to otherwise successfully scale up bulk rHuPH20 production to meet corporate or regulatory authority quality standards; or (iii) fails to manufacture and supply bulk rHuPH20 in the quantity and quality required by us or our collaborators for use in Hylenex and collaboration products and product candidates for any other reason, our business will be adversely affected. In addition, a significant change in such parties’ or other third party manufacturers’ business or financial condition could adversely affect their abilities to fulfill their contractual obligations to us. We have not established, and may not be able to establish, favorable arrangements with additional bulk rHuPH20 manufacturers and suppliers of the ingredients necessary to manufacture bulk rHuPH20 should the existing manufacturers and suppliers become unavailable or in the event that our existing manufacturers and suppliers are unable to adequately perform their responsibilities. We have attempted to mitigate the impact of a potential supply interruption through the establishment of excess bulk rHuPH20 inventory where possible, but there can be no assurances that this safety stock will be maintained or that it will be sufficient to address any delays, interruptions or other problems experienced by Avid and/or Catalent. Any delays, interruptions or other problems regarding the ability of Avid and/or Catalent to supply bulk rHuPH20 or the ability of other third party manufacturers, to supply other raw materials or ingredients necessary to produce our products on a timely basis could: (i) cause the delay of our partners’ clinical trials or otherwise delay or prevent the regulatory approval of our partners’ product candidates; (ii) delay or prevent the effective commercialization of Hylenex or collaboration products and product candidates; and/or (iii) cause us to breach contractual obligations to deliver bulk rHuPH20 to our collaborators. Such delays would likely damage our relationship with our collaborators, and they would have a material adverse effect on royalties and thus our business and financial condition. Additionally, we rely on third parties to manufacture, prepare, fill, finish, package, store and ship our product and partners’ product candidates on our behalf. If the third parties we identify fail to perform their obligations, the progress of partners’ clinical trials could be delayed or even suspended and the commercialization of our product and approved partner products could be delayed or prevented.
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
We currently have significant debt and failure by us to fulfill our obligations under the applicable debt agreements may cause the repayment obligations to accelerate.
The aggregate amount of our consolidated indebtedness, net of debt discount, as of September 30, 2020 was $393.6 million, which includes $460.0 million in aggregate principal amount of 1.25% Convertible Senior Notes due 2024 (Convertible Notes), net of unamortized debt discount of $66.4 million. We also may incur additional indebtedness in the future.

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
In addition, under certain circumstances, convertible debt instruments (such as the notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the notes are not included in the calculation of diluted net income per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share would be adversely affected. For example, in August 2020, the FASB issued ASU 2020-06, Debt with Conversion and other Options (Subtopic 470-20). The new ASU amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. Entities will be required to assume share settlement when an instrument can be settled in cash or shares at the entity’s option. In many cases, this will result in a reduction of reported diluted EPS compared to current guidance in which an entity’s past practice or substantive stated policy may have permitted a rebuttal of the presumption of share settlement.

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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. The high and low sales prices of our common stock during the twelve months ended September 30, 2020 were $29.77 and $12.71, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

•	the presence of competitive products to those being developed by our partners;

•	failure (actual or perceived) of our collaborators to devote attention or resources to the development or commercialization of products or product candidates licensed to such collaborator;

•	a dispute regarding our failure, or the failure of one of our third party collaborators, to comply with the terms of a collaboration agreement;

•	the termination, for any reason, of any of our collaboration agreements;

•	the sale of common stock by any significant stockholder, including, but not limited to, direct or indirect sales by members of management or our Board of Directors;

•	the resignation, or other departure, of members of management or our Board of Directors;

•	general negative conditions in the healthcare industry;

•	pandemics or other global crises;

•	general negative conditions in the financial markets;

•	the cost associated with obtaining regulatory approval for any of our collaboration product candidates;

•	the failure, for any reason, to secure or defend our intellectual property position;

•	the failure or delay of applicable regulatory bodies to approve our partners’ product candidates;

•	identification of safety or tolerability issues;

•	failure of our partners’ clinical trials to meet efficacy endpoints;

•	suspensions or delays in the conduct of our partners’ clinical trials or securing of regulatory approvals;

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
The rising cost of healthcare and related pharmaceutical product pricing has led to cost containment pressures from third-party payers as well as changes in federal coverage and reimbursement policies and practices that could cause us and our partners to sell our products at lower prices, and impact access to our and our partners’ products, resulting in less revenue to us.
Any of our proprietary or collaboration products that have been, or in the future are, approved by the FDA may be purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations and managed care organizations. Such third party payors increasingly challenge pharmaceutical product pricing. The trend toward managed healthcare in the U.S., the growth of such organizations, and various legislative proposals and enactments to reform healthcare and government insurance programs, including the Medicare Prescription Drug Modernization Act of 2003 and the Affordable Care Act of 2010 (ACA), could significantly influence the manner in which pharmaceutical products are prescribed and purchased, resulting in lower prices and/or a reduction in demand. Such cost containment measures and healthcare reforms could adversely affect our ability to sell our product and our partners’ ability to sell their products.
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
Since that time, the federal administration and/or agencies, such as CMS, have announced a number of demonstration projects, recommendations and proposals to implement various elements described in the drug pricing blueprint. CMS, the federal agency responsible for administering Medicare and overseeing state Medicaid programs and Health Insurance Marketplaces, has substantial power to implement policy changes or demonstration projects that can quickly and significantly affect how drugs, including our products, are covered and reimbursed. Additionally, a number of Congressional committees have also held hearings and evaluated proposed legislation on drug pricing and payment policy which may affect our business. For example, in July 2019, the Senate

Finance Committee advanced a bill that in part would penalize pharmaceutical manufacturers for increasing drug list prices covered by Medicare Part B and Part D, faster than the rate of inflation, and cap out-of-pocket expenses for Medicare Part D beneficiaries. Several other proposals have been introduced that, if enacted and implemented, could affect access to and sales of our and our partners’ products, including but not limited to proposals to overhaul portions of the ACA, allow the federal government to engage in price negotiations on certain drugs, to allow importation of prescription medication from Canada or other countries and to base Medicare payment rates on an international index price.
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
In addition, private payers in the US, including insurers, pharmacy benefit managers (PBMs), integrated healthcare delivery systems, and group purchasing organizations, are continuously seeking ways to reduce drug costs. Many payers have developed and continue to develop ways to shift a greater portion of drug costs to patients through, for example, limited benefit plan designs, high deductible plans and higher co-pay or coinsurance obligations. Consolidation in the payer space has also resulted in a few large PBMs and insurers which place greater pressure on pricing and utilization negotiations for our and our partners’ products in the U.S., increasing the need for higher discounts and rebates and limiting patient access and utilization. Ultimately, additional discounts, rebates and other price reductions, fees, coverage and plan changes, or exclusions imposed by these private payers on our and our partners’ products could have an adverse event on product sales, our business and results of operations.
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
There have been no material changes in our market risks during the quarter ended September 30, 2020.
As of September 30, 2020, our cash equivalents and marketable securities consisted of investments in money market funds, U.S. Treasury securities, asset-backed securities, corporate debt obligations and commercial paper. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. Based on our current investment portfolio as of September 30, 2020, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases during the three months ended September 30, 2020:

Period	Total Number of Shares Purchased	Weighted-Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Programs (thousands)(1)
July 1, 2020 through July 31, 2020	—	$—	—	$296,432
August 1, 2020 through August 31, 2020	664,769	$28.15	664,769	$277,708
September 1, 2020 through September 30, 2020	1,469,947	$27.31	1,469,947	$237,530
Total	2,134,716		2,134,716
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

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	November 2, 2020	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 2, 2020	/s/ Elaine Sun
Elaine Sun Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)