Form 10-K
period 2020-12-31
HALOZYME THERAPEUTICS, INC.
filed 2021-02-23
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes        ☒    No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 was approximately $2.9 billion based on the closing price on the NASDAQ Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 135,276,380 as of February 17, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

HALOZYME THERAPEUTICS, INC.

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the “safe harbor” provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements, other than statements of historical fact, included herein, including without limitation those regarding our future product development and regulatory events and goals, product collaborations, our business intentions and financial estimates and anticipated results, are, or may be deemed to be, forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity,” “project” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as the development or regulatory approval of new partner products, enhancements of existing products or technologies, timing and success of launch of new products by our collaborators, third party performance under key collaboration agreements, revenue, expense, profitability and cash flow levels, and expected trends and other statements regarding matters that are not historical are forward-looking statements.
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
References to “Halozyme,” “the Company,” “we,” “us,” and “our” refer to Halozyme Therapeutics, Inc. and its wholly owned subsidiary, Halozyme, Inc., and Halozyme, Inc.’s wholly owned subsidiaries, Halozyme Holdings Ltd., Halozyme Switzerland GmbH and Halozyme Switzerland Holdings GmbH. References to “Notes” refer to the Notes to Consolidated Financial Statements included herein (refer to Part II, Item 8).
PART I

Item 1.Business
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
Our approved product and our collaborators’ approved products and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 is the active ingredient in our first commercially approved product, Hylenex® recombinant (Hylenex), and it works by breaking down hyaluronan (or HA), a naturally occurring carbohydrate that is a major component of the extracellular matrix in tissues throughout the body such as skin and cartilage. This temporarily increases dispersion and absorption allowing for improved subcutaneous delivery of injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as our ENHANZE® drug delivery technology (ENHANZE). We license the ENHANZE technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the subcutaneous route of administration. In the development of proprietary intravenous (IV) drugs combined with our ENHANZE technology, data have been generated supporting the potential for ENHANZE to reduce treatment burden, as a result of shorter duration of subcutaneous (SC) administration. ENHANZE may enable fixed-dose SC dosing compared to weight-based dosing required for IV administration, and potentially allow for lower rates of infusion related reactions. ENHANZE may enable more flexible treatment options such as home administration by a healthcare professional or potentially the patient. Lastly, certain proprietary drugs co-formulated with ENHANZE have been granted additional exclusivity, extending the patent life of the product beyond the one of the proprietary IV drug.
We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Baxalta US Inc. and Baxalta GmbH (now members of the Takeda group of companies, following the acquisition of Shire plc by Takeda Pharmaceutical Company Limited in January 2019) (Baxalta), Pfizer Inc. (Pfizer), Janssen Biotech, Inc. (Janssen), AbbVie, Inc. (AbbVie), Eli Lilly and Company (Lilly), Bristol-Myers Squibb Company (BMS), Alexion Pharma Holding (Alexion), ARGENX BVBA (argenx) and Horizon Therapeutics plc. (Horizon). We receive royalties from three of these collaborations, including royalties from sales of one product from the Baxalta collaboration, three products from the Roche collaboration and one product from the Janssen collaboration. Future potential revenues from royalties and fees from ENHANZE collaborations and the sales and/or royalties of our approved products will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
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

Strategy
We are a leader in converting IV biologics to subcutaneous delivery using our commercially-validated ENHANZE technology. We collaborate with leading pharmaceutical and biotechnology companies to help them develop products that combine our ENHANZE technology with their proprietary compounds. We target large, attractive markets, where ENHANZE-enabled subcutaneous delivery has the potential to deliver competitive differentiation and other important benefits to our partners, such as larger injection volumes administered rapidly, extended dosing intervals, and reduced treatment burden and healthcare costs. In addition, ENHANZE has been demonstrated to enable the combination of two therapeutic antibodies in a single injection, as well as the development of new co-formulation intellectual property. We leverage our strategic, technical, regulatory and alliance management skills in support of our partners' efforts to develop new subcutaneously delivered products. We currently have ten collaborations with five current product approvals and additional product candidates in development using our ENHANZE technology. We intend to work with our existing collaborators to expand our collaborations to add new targets and develop targets and product candidates under the terms of the operative collaboration agreements. We will also continue our efforts to enter into new collaborations to further derive additional value from our proprietary technology.

Product and Product Candidates
We currently have one marketed proprietary product and five marketed partnered products. The following table summarizes our proprietary product, marketed partnered products and product candidates under development with our collaborators:

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	APPROVED INDICATION	PHASE 1 / PHASE 2 / PHASE 3 / FILED / APPROVED
PROPRIETARY APPROVED PRODUCT			
HYLENEX® recombinant (hyaluronidase human injection)	Various	Adjuvant for subcutaneous fluid delivery for dispersion & absorption of other injected drugs	Approved in the U.S.
ENHANZE™ COLLABORATION APPROVED PRODUCTS			
Roche Herceptin® SC (trastuzumab) (Outside the U.S.) Herceptin Hylecta™ (trastuzumab and hyaluronidase-oysk) (U.S.)	Oncology	Breast Cancer	Approved in the U.S., EU and other countries outside the U.S. (OUS)
Phesgo® (pertuzumab/trastuzumab/hyaluronidase-zzfx) (U.S.) and (pertuzumab/trastuzumab) (EU)	Oncology	Breast Cancer	Approved in the U.S. and EU
MabThera® SC (rituximab) (Outside the U.S) RITUXAN HYCELA™ (rituximab/hyaluronidase human) (U.S.) RITUXAN® SC (rituximab) (Canada)	Oncology	Multiple blood cancers	Approved for NHL in EU and OUS; Approved for CLL in EU and OUS Approved for DLBCL, CLL and FL in the U.S.
Baxalta HYQVIA® [Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase]	Immunology	Primary Immunodeficiency, Secondary Immunodeficiencies in EU	Approved for adults in U.S., EU and OUS; Pediatric indication approved in EU and OUS
Janssen DARZALEX FASPRO™ (daratumumab hyaluronidase human-fihj) (U.S.) DARZALEX SC (daratumumab) (OUS)	Oncology	Multiple Myeloma AL Amyloidosis	Approved for MM in the U.S, EU and OUS Approved for AL Amyloidosis in U.S. Submitted for MM in Japan Submitted for AL Amyloidosis in EU

All trademarks belong to their respective owners.

ENHANZE™ COLLABORATION PRODUCT CANDIDATES*

Roche (Total of 12 potential targets)		
TECENTRIQ® (atezolizumab)	Oncology	Non-Small Cell Lung Cancer
OCREVUS® (ocrelizumab)	Neuro Medicine	Multiple Sclerosis
Pfizer (Total of 3 targets)		
Janssen (Total of 5 potential targets)		
DARZALEX® (daratumumab)	Oncology	AL Amyloidosis
		Smoldering Myeloma
		Multiple Myeloma
		Multiple Myeloma
		Multiple Myeloma
Amivantamab	Oncology	Advanced Solid Malignancies
AbbVie (Total of 9 potential targets)		
Lilly (Total of 5 potential targets)		
BMS (Total of 11 potential targets)		
Nivolumab	Oncology	
BMS-986179	Oncology	
relatlimab/nivolumab	Oncology	
Anti-TIM3	Oncology	
Alexion (Total of 4 potential targets)	Undisclosed	
argenx (Total of 6 potential targets)	Autoimmunity	Immune Thrombocytopenia (ITP)
ARGX-113		Pemphigus Vulgaris and Foliaceus (PV)
		Chronic Inflammatory Demyelinating Polyneuropathy (CIDP)
		Myasthenia Gravis (MG)
ARGX-117	Autoimmunity	
NIH (Total of 2 potential targets)		
CAPRISA (1 target)	HIV	
CAP256V2LS

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
In September 2013, Roche launched a subcutaneous (SC) formulation of Herceptin (trastuzumab) (Herceptin SC) in Europe for the treatment of patients with HER2-positive breast cancer followed by launches in additional countries. This formulation utilizes our ENHANZE technology and is administered in two to five minutes, compared to 30 to 90 minutes with the standard intravenous form. In September 2018, we announced that Roche received approval from Health Canada for Herceptin SC for the treatment of patients with HER2-positive breast cancer. In February 2019, we announced that Roche received approval from the U.S. Food and Drug Administration (FDA) for Herceptin SC under the brand name Herceptin Hylecta™ (trastuzumab and hyaluronidase-oysk). In April 2019, Roche made Herceptin Hylecta available in the U.S.
Directed at the same target, Roche initiated a Phase 1 study of Perjeta® (pertuzumab) and Herceptin (trastuzumab) using ENHANZE technology in patients with early breast cancer in March 2016. In June 2018, Roche initiated a global Phase 3 study of a fixed-dose combination of Perjeta and Herceptin using ENHANZE technology in patients with HER2-positive early breast cancer. In August 2019, the global phase 3 study met its primary endpoint. The study results demonstrated non-inferior levels of Perjeta in the blood (pharmacokinetics) compared to standard intravenous (IV) infusion of Perjeta plus Herceptin and chemotherapy in patients with HER2-positive early breast cancer. The study also demonstrated that the safety profile of the fixed dose subcutaneous combination of Perjeta and Herceptin was consistent with the safety profile of Perjeta and Herceptin administered intravenously. In June 2020, the FDA approved the fixed-dose combination of Perjeta and Herceptin for subcutaneous injection utilizing ENHANZE technology (Phesgo®) for the treatment of patients with HER2-positive breast cancer. In December 2020, the European Commission (EC) also approved Phesgo for the treatment of patients with early and metastatic HER2-positive breast cancer.
In June 2014, Roche launched MabThera SC in Europe for the treatment of patients with common forms of non-Hodgkin lymphoma (NHL) followed by launches in additional countries. This formulation utilizes our ENHANZE technology and is administered in approximately five minutes compared to the approximately 1.5 to 4 hour intravenous infusion. In May 2016, Roche announced that the European Medicines Agency (EMA) approved Mabthera SC to treat patients with chronic lymphocytic leukemia (CLL). In June 2017, the FDA approved Genentech’s RITUXAN HYCELA™, a combination of rituximab using ENHANZE technology (approved and marketed under the MabThera SC brand in countries outside the U.S. and Canada), for CLL and two types of NHL, follicular lymphoma and diffuse large B-cell lymphoma. In March 2018, Health Canada approved a combination of rituximab and rHuPH20 (approved and marketed under the brand name RITUXAN® SC) for patients with CLL.
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

In December 2018, Roche initiated a Phase 1b/2 study in patients with non-small cell lung cancer for Tecentriq (atezolizumab) using ENHANZE technology. In September 2020, Roche presented a poster with data from Part 1 of its Phase 1b study (IMscin001) evaluating atezolizumab (Tecentriq) for subcutaneous administration utilizing ENHANZE technology in patients with locally advanced or metastatic non-small cell lung cancer at the ESMO Virtual Congress 2020. The poster concluded that atezolizumab utilizing ENHANZE technology provided similar exposure as atezolizumab IV and that results support further development of subcutaneous atezolizumab in IMscin001 Part 2, a confirmatory Phase 3 study. In December 2020, Roche initiated a Phase 3 study in patients with non-small cell lung cancer for Tecentriq using ENHANZE technology.
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
Pfizer Collaboration
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Pfizer proprietary biologics in primary care and specialty care indications. Pfizer has elected five targets and has returned two targets.
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
In February 2019, Janssen’s development partner, Genmab, announced positive Phase 3 trial results from the COLUMBA study evaluating subcutaneous DARZALEX in comparison to DARZALEX IV in patients with relapsed or refractory multiple myeloma. DARZALEX SC (utilizing ENHANZE technology) was found to be non-inferior to Darzalex IV with regard the co-primary endpoints of Overall Response Rate and Maximum Trough concentration. In May 2020, we announced that Janssen received US FDA approval and launched the commercial sale of DARZALEX FASPRO in four regimens across five indications in multiple myeloma patients, including newly diagnosed, transplant-ineligible patients as well as relapsed or refractory patients. As a fixed-dose formulation, DARZALEX FASPRO can be administered over three to five minutes, significantly less time than IV DARZALEX which requires multi-hour infusions. In June 2020, we announced that Janssen received European marketing authorization and launched the commercial sale of DARZALEX SC utilizing ENHANZE in the European Union. In April 2020, we announced the submission of a New Drug Application (NDA) to Japan's Ministry of Health, Labour and Welfare (MHLW) by Janssen seeking approval of DARZALEX SC. In November 2020, Janssen announced it submitted a Type II variation application to the EMA seeking European approval of DARZALEX SC to be used in the treatment of patients with AL amyloidosis, a rare and potentially fatal disease for which there are no currently approved therapies. In August 2020, Janssen announced that Health Canada approved DARZALEX SC in four regimens across five indications in patients with multiple myeloma, most notably newly diagnosed, trans-plant-ineligible patients as well as relapsed or refractory patients. In November 2020, Janssen filed for approval of DARZALEX FASPRO/Darzalex SC with pomalidomide and dexamethasone for patients with relapsed or refractory multiple myeloma in the U.S. and EU. In January 2021, Janssen received FDA approval for DARZALEX FASPRO in combination with bortezomib, thalidomide, and dexamethasone in newly diagnosed multiple myeloma patients who are eligible for autologous stem cell transplant. In January 2021, Janssen received accelerated approval from the FDA for DARZALEX FASPRO in combination with bortezomib, cyclophosphamide and dexamethasone (D-VCd) for the treatment of adult patients with newly diagnosed AL amyloidosis (not recommended for the treatment of patients with AL amyloidosis who have NYHA Class IIIB or Class IV cardiac disease or Mayo Stage IIIB outside of controlled clinical trials).
In December 2019, Janssen elected targets EGFR and cMET on an exclusive basis as part of the bispecific antibody (amivantamab), which is being studied in solid tumors. In November 2020, Janssen initiated a Phase 1 study of amivantamab and ENHANZE.
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
BMS Collaboration
In September 2017, we and BMS entered into a collaboration and license agreement, which became effective in November 2017, under which BMS has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with BMS products directed at up to eleven targets. Targets may be selected on an exclusive basis. BMS has designated multiple immuno-oncology targets including programmed death 1 (PD-1) and has an option to select additional targets within five years from the effective date. In October 2018, BMS dosed the first patient in a Phase 1/2a study evaluating the safety, pharmacokinetics and pharmacodynamics of BMS-986179, an investigational anti-CD-73 antibody alone and in combination with nivolumab, using ENHANZE technology. BMS is also conducting a Phase 1/2 study of nivolumab using ENHANZE technology in patients with solid tumors. In October 2019, BMS initiated a Phase 1 study for relatlimab in combination with nivolumab using ENHANZE technology. In June 2020, BMS initiated a Phase 1/2 study of ipilimumab in combination with nivolumab using ENHANZE technology, but has recently made a portfolio prioritization decision to not continue the study. In June 2020, BMS selected 3 targets on an exclusive basis and exercised their option to convert a co-exclusive license to an exclusive license. BMS has selected eight targets on an exclusive basis to-date.
Alexion Collaboration
In December 2017, we and Alexion entered into a collaboration and license agreement, under which Alexion has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Alexion’s portfolio of products directed at up to four targets. Targets may be selected on an exclusive basis. Alexion elected two targets on an exclusive basis, including a C5 complement inhibitor and has an option to select two additional targets within five years from the effective date. In August 2018, Alexion announced that it initiated a Phase 1 trial to study a next-generation subcutaneous formulation of ALXN1210 using ENHANZE technology (ALXN1810). In April 2020 Alexion announced it would no longer proceed with a study of ALXN1810 in renal disease. Following a portfolio prioritization, Alexion has made the decision to not proceed with further development of ALXN1810, subcutaneous ULTOMIRIS co-administered with ENHANZE technology. Alexion is evaluating additional development options for ENHANZE.

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
In July 2019, argenx dosed the first subject in a phase 1 clinical trial evaluating the safety, pharmacokinetics and pharmacodynamics of efgartigimod (ARGX-113), using ENHANZE technology. In December 2019, argenx reported that based on data from the phase 1 study and internal company analysis, a one minute injection administered every 2 weeks may be possible. In December 2020, argenx initiated a Phase 3 study of ARGX-113 using ENHANZE technology for patients with immune thrombocytopenia (ITP), an immune disorder in which the blood does not clot normally. In January 2021, argenx initiated a Phase 3 study of ARGX-113 using ENHANZE technology in pemphigus vulgaris and foliaceus (PV), a rare autoimmune disease that causes painful blisters on the skin and mucous membranes. In February 2021, argenx initiated a Phase 3 study of ARGX-113 using ENHANZE technology for patients with chronic inflammatory demyelinating polyneuropathy (CIDP) and initiated a Phase 3 study of ARGX-113 using ENHANZE technology in myasthenia gravis (MG), an autoimmune disorder of the musculoskeletal system caused by IgG autoantibodies.
In October 2020, we and argenx entered into agreement to expand the collaboration relationship. Under the newly announced expansion, argenx gained the ability to exclusively access our ENHANZE technology for three additional targets upon nomination for a total of up to six targets under the existing and newly expanded collaboration.

Horizon Collaboration
In November 2020, we and Horizon entered into a global collaboration and license agreement that gives Horizon exclusive access to Halozyme's ENHANZE technology for subcutaneous formulation of medicines targeting IGF-1R. Horizon intends to use ENHANZE to develop a SC formulation of TEPEZZA (teprotumumab-trbw), indicated for the treatment of thyroid eye disease, a serious, progressive and vision-threatening rare autoimmune disease, potentially shortening drug administration time, reducing healthcare practitioner time and offering additional flexibility and convenience for patients.

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

Patents and Proprietary Rights
Patents and other proprietary rights are essential to our business. Our success will depend in part on our ability to obtain patent protection for our inventions, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. Our strategy is to actively pursue patent protection in the U.S. and certain foreign jurisdictions for technology that we believe to be proprietary to us and that offers us a potential competitive advantage. Our patent portfolio includes 43 issued patents in the U.S., more than 460 issued patents in Europe and other countries in the world and more than 50 pending patent applications. In general, patents have a term of 20 years from the application filing date or earlier claimed priority date. Our issued patents will expire between 2023 and 2035. While we recently abandoned a number of patents related to PEGPH20 as a result of its failed Phase 3 clinical trial for the treatment of pancreatic cancer, we continue to file and prosecute patent applications to strengthen and grow our patent portfolio pertaining to our recombinant human hyaluronidase. We have multiple patents and patent applications throughout the world pertaining to our recombinant human hyaluronidase and methods of use and manufacture, including an issued U.S. patent which expires in 2027 and an issued European patent which expires in 2024, which we believe cover the products and product candidates under our existing collaborations and Hylenex recombinant. In addition, we have, under prosecution throughout the world, multiple patent applications that relate specifically to individual product candidates under development, the expiration of which can only be definitely determined upon maturation into our issued patents. We believe our patent filings represent a barrier to entry for potential competitors looking to utilize these hyaluronidases.
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
We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (Avid) and Catalent Indiana LLC (Catalent) to produce supplies of bulk rHuPH20. These manufacturers each produce bulk rHuPH20 under current Good Manufacturing Practices (cGMP) for clinical and commercial uses. Catalent currently produces bulk rHuPH20 for use in Hylenex and collaboration product candidates. Avid currently produces bulk rHuPH20 for use in collaboration products. We rely on their ability to successfully manufacture these batches according to product specifications. It is important for our business for Catalent and Avid to (i) retain their status as cGMP-approved manufacturing facilities; (ii) successfully scale up bulk rHuPH20 production; and/or (iii) manufacture the bulk rHuPH20 required by us and our collaborators for use in our proprietary and collaboration products and product candidates. In addition to supply obligations, Avid and Catalent will also provide support for data and information used in the chemistry, manufacturing and controls sections for FDA and other regulatory filings.
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
Human Capital Management
The experience, expertise and dedication of our employees drive the progress and accomplishments of Halozyme.
As of February 17, 2021, we had 136 full-time employees. None of our employees are unionized and we believe our employee relations to be good.
Recognizing the value of our employees and the contributions they make in achieving our business objectives and overall success, we focus on creating and providing an inclusive and safe work environment where employees are respected and rewarded for their contributions, work together as one team, have opportunities to grow and develop their careers, and support the communities in which we work. We also believe this approach to human capital management is essential to attracting and retaining employees in the highly competitive biotechnology and pharmaceutical labor market. To achieve this supportive working environment, our human capital management efforts focus on:
Corporate Values and Ethics:
The foundation of our human capital management strategy is contained in our corporate values statement and our Code of Conduct and Ethics (the “Code of Conduct”), both of which provide uniform guidance to all our employees regarding expectations for proper workplace behavior. Our corporate values emphasize respecting and valuing fellow team members and acting with integrity and honesty to uphold the highest ethical standards. We believe these values provide an environment in which all employees can feel proud and motivated to contribute their valued talents to achieving corporate goals and objectives. Our values also emphasize empowering employees and personal accountability as a means to fulfill our commitments to patients, partners, shareholders and each other.
Our Board of Directors adopted and regularly reviews the Code of Conduct, which applies to all of our employees, officers and directors. Adherence to the Code of Conduct helps ensure that all employees can feel a part of an organization that emphasizes adherence to laws and policies covering the industry in which we work. Our Code of Conduct also emphasizes each employee’s accountability for making decisions and taking actions in a highly ethical manner with a focus on honesty, fairness and integrity and treating all fellow employees in a respectful and inclusive manner. We have established a reporting hotline that enables employees to file anonymous reports of any suspected violations of the Code of Conduct. We believe that providing an ethical environment in which to work is vital to our efforts to attract, retain and develop our employees.
Diversity and Inclusion:
We seek to build and maintain a diverse team of employees that is passionate about and committed to having a positive impact on the lives of patients and their families. We value and celebrate the unique talents, backgrounds and perspectives each employee contributes to achieving our mission and corporate objectives. In support of this philosophy, we adopted the Biotechnology Innovation Organization’s principles on workforce development, diversity and inclusion. Our diverse and inclusive culture is key to attract, develop and retain our talent pool within the globally competitive biotechnology industry. Our dedication to these principles has resulted in a diverse and inclusive employee base consisting of 51% female and 40% non-white/Caucasian employees as of February 17, 2021.
As an equal opportunity employer, we strive to attract and connect with diverse talent who best match our core values and who will be successful and thrive at Halozyme. Our recruiting team partners with hiring managers and with our diverse interview panels to provide support at every stage of the process. We strive to ensure we evaluate a diverse group of candidates for every role with the goal of identifying the best possible candidate – whether internal or external – to fill open roles in the company. We are also committed to providing a positive candidate experience and endeavor to be transparent and respect the time each candidate gives us throughout the process. We evaluate our recruitment and retention efforts based on a variety of metrics, including offer acceptance rate, time-to-hire, turnover and diversity of our employees.
Professional Development for Employees at All Levels:
We are firmly committed to employee development because it is essential to the future growth and overall success of Halozyme. We understand that high performing employees are always searching for ways to broaden and develop their skills. To support our employees, we conduct an individual development plan process to give employees the opportunity and accountability to document their career goals and the actions necessary to achieve those goals. Our senior leader development program is focused on advancing business acumen and leadership skills. Our talent development curriculum for the entire organization is focused on professional, team and leadership development opportunities and grounded in our established leadership attributes which identify the knowledge, skills, abilities and behaviors that contribute to individual and organizational performance. In addition, we provide an online learning platform where employees can access training or programs on a variety of topics whenever they choose. We offer education assistance for college and university courses, training seminars and educational conferences to all employees.
To monitor progress, we review our succession plan for key senior management positions as part of our annual talent review and identify development opportunities to help ensure potential successor readiness.
Employee Engagement:
In order to ensure we are delivering on our human capital initiatives and better understand our employees’ experience, we regularly conduct employee engagement surveys. In 2019, we achieved a 97% response rate with our survey with more than 90% of our employees indicating:
•They are aware of the company mission and vision and have a clear understanding of the goals and objectives of the company;
•Their team is committed to doing high quality work; and
•Their manager treats them with respect and cares about them.
With the goal of continuous performance improvement we are focused on further strengthening cross-functional team work including how team members communicate and hold each other accountable. Examples of specific actions we have taken in response to employee survey feedback include institution of all-employee training on cross-functional teamwork and how to have crucial conversations.
We hold frequent all-employee meetings that serve as a forum to share progress on strategy and corporate goals, celebrate achievements, and share best practices and learnings. In 2020 and continuing in 2021 we have increased the frequency of our all-employee meetings from monthly to every other week while implementing our work-from-home strategy in response to COVID-19, in order to keep employees well-informed and connected and to addresses their questions.
Management tracks and assesses retention and attrition and interviews departing employees in order to identify any addressable trends.
Compensation & Benefits:
Our compensation and benefits programs, with oversight from the Compensation Committee of our Board of Directors, are designed to attract, retain and reward employees through competitive salaries, annual bonus eligibility, stock awards grants to all employees, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and employee assistance programs. Each year we conduct surveys to benchmark our salaries and benefits and confirm we are satisfied with the competitiveness of our total compensation offering. We also provide a variety of peer-to-peer and corporate recognition programs to celebrate and recognize our employees for their hard work and contributions.
Employee Health and Safety:
We are dedicated to promoting the health and safety of our employees because we believe it fosters employee productivity and job performance. We have developed and implemented annual workplace safety training which is intended to remind our employees of workplace safety procedures that may be useful in the event of emergency situations and to assist our employees in helping to prevent workplace accidents. We have established a Safety Committee which meets on a quarterly basis to review workplace safety and adherence to safety policies. Further, our Code of Conduct emphasizes our commitment to preventing unlawful employment discrimination and workplace harassment including mandatory, on going sexual harassment training and provides a mechanism for reporting any violations of this policy.
Our response to COVID-19:
Because we take the health and safety of our employees, their families and our local communities very seriously, we have implemented the following actions to protect against the transmission of COVID-19 in our office and in the local community, while ensuring that critical work continues:
•Restricted access to our office to only Halozyme personnel necessary to carry out essential activities. All other employees are currently working from home.
•Required self-health check, and on-site temperature screening for all on-site personnel.
•Required virtual, rather than in-person, interactions to continue to meet the needs of our customers, partners and contractors.
•Restricted all air travel.
•Disinfection of all common areas, door handles, restrooms, and kitchens multiple times daily, and regular after-hours disinfection of all non-laboratory areas with state-of-the-art electrostatic sanitization.
•Upgraded all HVAC systems to MERV-13 filtration throughout our campus and introduction of supplementary HEPA filtration in conference rooms and select open office areas.
Corporate Citizenship:
We believe in supporting the community in which we work and provide our employees multiple opportunities to contribute to the community, including providing company-wide community service days/volunteerism supporting:
•STEM education;

•Human services (e.g., food drives, home builds, meal services);
•Environmental organizations (e.g., lagoon cleanup events, park restoration);
•Children/Military (e.g., school supply drives, holiday adopt-a-family, playhouse builds, paracord builds);
•Cultural/diversity relations; and
•Patient/healthcare advocacy groups.

Item 1A.Risk Factors
Risks Related To Our Business
Business interruptions resulting from the COVID-19 outbreak or similar public health crises could cause a disruption of the development of our collaboration partners’ product candidates and commercialization of approved products, impede our ability to supply bulk rHuPH20 to our partners or procure and sell Hylenex and otherwise adversely impact our business and results of operations.
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

The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which COVID-19 and its variants impacts our operations and/or those of our collaboration partners will depend on future developments, which are highly uncertain and unpredictable, including the duration or recurrence of the outbreak, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions to contain COVID-19 or address its impact in the short and long term, among others.

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

We rely on third party manufacturers to manufacture the bulk rHuPH20 that we supply to our collaboration partners for their commercial products and product candidates, as well as our commercial product Hylenex. If any such third party manufacturer is adversely impacted by the COVID-19 pandemic and related consequences, including staffing shortages, production slowdowns and disruptions in delivery systems, availability of raw materials, reagents or components or if they divert resources or manufacturing capacity to accommodate the development of coronavirus treatments or vaccines, our supply chain may be disrupted, limiting our ability to sell Hylenex or supply bulk rHuPH20 to our collaboration partners. Any such disruptions could result in reductions or delays in our revenues.

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
Relative to expenses incurred in our operations, we have generated only limited revenues from product sales, royalties, licensing fees, milestone payments, bulk rHuPH20 supply payments and research reimbursements to date. Through December 31, 2020, we have incurred aggregate net losses of $474.6 million. Although we expect to maintain sustainable profitability, unexpected declines in revenues and increases in expenses could inhibit our ability to sustain profitability.
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
As with most pharmaceutical products, use of Hylenex and the products and product candidates of our collaborators could be associated with side effects or adverse events which can vary in severity (from minor reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of Hylenex and the products or product candidates of our collaborators may be observed at any time, including in clinical trials or when a product is commercialized, and any such side effects or adverse events may negatively affect our or our collaborators’ ability to obtain or maintain regulatory approval or market such products and product candidates. Side effects such as toxicity or other safety issues associated with the use of Hylenex and the products and product candidates of our collaborators could require us or our collaborators to perform additional studies or halt development or commercialization of these products and product candidates or expose us to product liability lawsuits which will harm our business. For example, several years ago we experienced a clinical hold on patient enrollment and dosing in our phase 2 study of PEGPH20 in patients with PDA (a discontinued program), which was not resolved until we implemented steps to address an observed possible difference in TE event rates between the arms of the study. We or our collaborators may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical products or product candidates which we have not planned or anticipated. Furthermore, there can be no assurance that we or our collaborators will resolve any issues related to any product or product candidate side effects or adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition.
If our contract manufacturers or vendors are unable to manufacture and supply to us bulk rHuPH20 or other raw materials, reagents or components in the quantity and quality required by us or our collaborators for use in the production of Hylenex or our partners’ products and product candidates, our Hylenex Commercialization efforts or our partners’ product development and commercialization efforts could be delayed or stopped and our business and results of operations and our collaborations could be harmed.
We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (Avid) and Catalent Indiana LLC (Catalent) to produce bulk rHuPH20. These manufacturers each produce bulk rHuPH20 under cGMP for use in Hylenex recombinant, and for use in collaboration products and product candidates. We rely on their ability to successfully manufacture bulk rHuPH20 according to product specifications. In addition to supply obligations, our contract manufacturers also provide support for the chemistry, manufacturing and controls sections for FDA and other regulatory filings. We also rely on vendors to supply us with raw materials to produce reagents and other materials for bioanalytical assays used to support our partners’ clinical trials. We also have a commercial manufacturing and supply agreement with Patheon under which Patheon provides the final fill and finishing steps in the production process of Hylenex recombinant. If any of our contract manufacturers or vendors: (i) is unable to retain its status as an FDA approved manufacturing facility; (ii) is unable to otherwise successfully scale up bulk rHuPH20 production to meet corporate or regulatory authority quality standards; (iii) is unable to procure raw materials, reagents or components necessary to produce bulk rHuPH20, Hylenex recombinant or our bioanalytical assays or (iv) fails to manufacture and supply bulk rHuPH20 in the quantity and quality required by us or our collaborators for use in Hylenex and collaboration products and product candidates for any other reason, our business will be adversely affected. In addition, a significant change in such parties’ or other third party manufacturers’ business or financial condition could adversely affect their abilities to fulfill their contractual obligations to us. We have not established, and may not be able to establish, favorable arrangements with additional bulk rHuPH20 manufacturers and suppliers of the ingredients necessary to manufacture bulk rHuPH20 should the existing manufacturers and suppliers become unavailable or in the event that our existing manufacturers and suppliers are unable to adequately perform their responsibilities. We have attempted to mitigate the impact of a potential supply interruption through the establishment of excess bulk rHuPH20 inventory where possible, but there can be no assurances that this safety stock will be maintained or that it will be sufficient to address any delays, interruptions or other problems experienced by any of our contract manufacturers. Any delays, interruptions or other problems regarding the ability of any of our contract manufacturers to supply bulk rHuPH20 or the ability of other third party manufacturers, to supply other raw materials or ingredients necessary to produce our products on a timely basis could: (i) cause the delay of our partners’ clinical trials or otherwise delay or prevent the regulatory approval of our partners’ product candidates; (ii) delay or prevent the effective commercialization of Hylenex or collaboration products and product candidates; and/or (iii) cause us to breach contractual obligations to deliver bulk rHuPH20 to our collaborators. Such delays would likely damage our relationship with our collaborators, and they would have a material adverse effect on royalties and thus our business and financial condition. Additionally, we rely on third parties to manufacture, prepare, fill, finish, package, store and ship our product and partners’ product candidates on our behalf. If the third parties we identify fail to perform their obligations, the progress of partners’ clinical trials could be delayed or even suspended and the commercialization of our product and partner products could be delayed or prevented.
If we or any party to a key collaboration agreement fail to perform material obligations under such agreement, or if a key collaboration agreement, is terminated for any reason, our business could significantly suffer.
We have entered into multiple collaboration agreements under which we may receive significant future payments in the form of milestone payments, target designation fees, maintenance fees and royalties. We are heavily dependent on our collaborators to develop and commercialize product candidates subject to our collaborations in order for us to realize any financial benefits from these collaborations. Our collaborators may not devote the attention and resources to such efforts that we would ourselves, change their clinical development plans, promotional efforts or simultaneously develop and commercialize products in competition to those products we have licensed to them. Any of these actions could not be visible to us immediately and could negatively impact our ability to forecast and our ability to achieve the benefits and revenue we receive from such collaboration. In addition, in the event that a party fails to perform under a key collaboration agreement, or if a key collaboration agreement is terminated, the reduction in anticipated revenues could negatively impact our operations. In addition, the termination of a key collaboration agreement by one or more of our collaborators could have a material adverse impact our ability to enter into additional collaboration agreements with new collaborators on favorable terms, if at all. In certain circumstances, the termination of a key collaboration agreement would require us to revise our corporate strategy going forward and reevaluate the applications and value of our technology.
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
Our business strategy and our strategic focus is currently limited to only a few fields or applications of our technology which may increase the risk for potential negative impact from adverse developments. Future expansion of our strategic focus to additional applications of our technology may require the use of additional resources, result in increased expense and ultimately may not be successful.
We routinely evaluate our business strategy, and may modify this strategy in the future in light of our assessment of unmet medical needs, growth potential, resource requirements, regulatory issues, competition, risks and other factors. As a result of these strategic evaluations, we may focus our resources and efforts on one or a few programs or fields and may suspend or reduce our efforts on other programs and fields. For example, in the fourth quarter of 2019, we decided to focus our resources on our ENHANZE technology and our commercial product, Hylenex. By focusing on these areas, we increase the potential impact on us if one of those partner programs does not successfully complete clinical trials, achieve commercial acceptance or meet expectations regarding sales and revenue. We may also expand our strategic focus by seeking new therapeutics applications of our technology which may require the use of additional resources, increased expense and would require the attention of senior management. There can be no assurance that any such investment of resources would ultimately result in additional approved collaboration products or commercial success of new therapeutic applications of our technology.
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
Clinical testing of pharmaceutical products is a long, expensive and uncertain process, and the failure or delay of a clinical trial can occur at any stage, including the patient enrollment stage. Even if initial results of preclinical and nonclinical studies or clinical trial results are promising, our collaborators may obtain different results in subsequent trials or studies that fail to show the desired levels of dose safety and efficacy, or our collaborators may not, obtain applicable regulatory approval for a variety of other reasons. Preclinical, nonclinical, and clinical trials for collaboration product candidates could be unsuccessful, which would delay or preclude regulatory approval and commercialization of the product candidates. In the U.S. and other jurisdictions, regulatory approval can be delayed, limited or not granted for many reasons, including, among others:
•during the course of clinical studies, the final data may differ from initial reported data, and clinical results may not meet prescribed endpoints for the studies or otherwise provide sufficient data to support the efficacy of our collaborators’ product candidates;
•clinical and nonclinical test results may reveal inferior pharmacokinetics, side effects, adverse events or unexpected safety issues associated with the use of our collaborators’ product candidates;
•regulatory review may not find that the data from preclinical testing and clinical trials justifies approval;
•regulatory authorities may require that our partners change their studies or conduct additional studies which may significantly delay or make continued pursuit of approval commercially unattractive;
•a regulatory agency may reject partner trial data or disagree with their interpretations of either clinical trial data or applicable regulations;
•a regulatory agency may require additional safety monitoring and reporting through Risk Evaluation and Mitigation Strategies or conditions to assure safe use programs;
•a partner may decide to not pursue regulatory approval for such a product;
•a regulatory agency may not approve our manufacturing processes or facilities, or the processes or facilities of our collaborators, our contract manufacturers or our raw material suppliers;
•a regulatory agency may identify problems or other deficiencies in our existing manufacturing processes or facilities, or the existing processes or facilities of our collaborators, our contract manufacturers or our raw material suppliers;
•a regulatory agency may change its formal or informal approval requirements and policies, act contrary to previous guidance, adopt new regulations or raise new issues or concerns late in the approval process; or
•a partner product candidate may be approved only for indications that are narrow or under conditions that place the product at a competitive disadvantage, which may limit the sales and marketing activities for such product candidate or otherwise adversely impact the commercial potential of a product.
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
Failure to comply with regulatory requirements may result in any of the following:
•restrictions on our or our partners’ products or manufacturing processes;
•warning letters;
•withdrawal of our or our partners’ products from the market;
•voluntary or mandatory recall;
•fines;
•suspension or withdrawal of regulatory approvals;
•suspension or termination of any of our partners’ ongoing clinical trials;
•refusal to permit the import or export of our or our partners’ products;
•refusal to approve pending applications or supplements to approved applications that we submit;
•product seizure;
•injunctions; or

•imposition of civil or criminal penalties.
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
We currently have significant debt and may incur additional debt. Failure by us to fulfill our obligations under the applicable debt agreements may cause the repayment obligations to accelerate.
The aggregate amount of our consolidated indebtedness, net of debt discount, as of December 31, 2020 was $397.2 million, which includes $460.0 million in aggregate principal amount of 1.25% Convertible Senior Notes due 2024 (Convertible Notes) net of unamortized debt discount of $62.8 million. We also may incur additional indebtedness in the future.

Our indebtedness may:
•make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on our indebtedness;
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general corporate purposes;
•limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions, share repurchases or other general business purposes;
•require us to use a portion of our cash flow from operations to make debt service payments;
•limit our flexibility to plan for, or react to, changes in our business and industry;
•place us at a competitive disadvantage compared to our less leveraged competitors; and
•increase our vulnerability to the impact of adverse economic and industry conditions.
Our ability to make payments on our existing or any future debt will depend on our future operating performance and ability to generate cash and may also depend on our ability to obtain additional debt or equity financing. It will also depend on financial, business or other factors affecting our operations, many of which are beyond our control. We will need to use cash to pay principal and interest on our debt, thereby reducing the funds available to fund operations, strategic initiatives and working capital requirements. If we are unable to generate sufficient cash to service our debt obligations, an event of default may occur under any of our debt instruments which could result in an acceleration of such debt upon which we may be required to repay all the amounts outstanding under some or all of our debt instruments. Such an acceleration of our debt obligations could harm our financial condition. From time to time, we may seek to retire or repurchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges would be on such terms and at such prices as we determine, and will depend on current market conditions, our liquidity needs, any restrictions in our contracts and other factors. The amounts involved in such transactions could be material.
The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. Even if holders of the Convertible Notes do not elect to convert their notes, we are required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability when the conditional conversion feature is triggered, which results in a material reduction of our net working capital. For example, as of December 31, 2020, the conditional conversion feature was triggered and our notes are classified as a current liability.

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
Assuming that existing or future collaboration product candidates obtain the necessary regulatory approvals for commercial sale, a number of factors may affect the market acceptance of these newly-approved products, including, among others:
•the degree to which the use of these products is restricted by the approved product label;
•the price of these products relative to other therapies for the same or similar treatments;
•the extent to which reimbursement for these products and related treatments will be available from third party payors including government insurance programs and private insurers;
•the introduction of generic or biosimilar competitors to these products;
•the perception by patients, physicians and other members of the health care community of the effectiveness and safety of these products for their prescribed treatments relative to other therapies for the same or similar treatments;
•the ability and willingness of our collaborators to fund sales and marketing efforts; and
•the effectiveness of the sales and marketing efforts of our collaborators.
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
In order to augment our product pipeline or otherwise strengthen our business, we may decide to acquire additional businesses, products and technologies. As we have limited experience in evaluating and completing acquisitions, our ability as an organization to make such acquisitions is unproven. Acquisitions could require significant capital infusions and could involve many risks, including, but not limited to, the following:
•we may have to issue additional convertible debt or equity securities to complete an acquisition, which would dilute our stockholders and could adversely affect the market price of our common stock;
•an acquisition may negatively impact our results of operations because it may require us to amortize or write down amounts related to goodwill and other intangible assets, or incur or assume substantial debt or liabilities, or it may cause adverse tax consequences, substantial depreciation or deferred compensation charges;
•we may encounter difficulties in assimilating and integrating the business, products, technologies, personnel or operations of companies that we acquire;
•certain acquisitions may impact our relationship with existing or potential collaborators who are competitive with the acquired business, products or technologies;
•acquisitions may require significant capital infusions and the acquired businesses, products or technologies may not generate sufficient value to justify acquisition costs;
•we may take on liabilities from the acquired company such as debt, legal liabilities or business risk which could be significant;

•an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;
•acquisitions may involve the entry into a geographic or business market in which we have little or no prior experience; and
•key personnel of an acquired company may decide not to work for us.
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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. The high and low sales prices of our common stock during the twelve months ended December 31, 2020 were $44.53 and $12.71, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Annual Report on Form 10-K and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:
•the presence of competitive products to those being developed by our partners;
•failure (actual or perceived) of our collaborators to devote attention or resources to the development or commercialization of products or product candidates licensed to such collaborator;
•a dispute regarding our failure, or the failure of one of our third party collaborators, to comply with the terms of a collaboration agreement;
•the termination, for any reason, of any of our collaboration agreements;
•the sale of common stock by any significant stockholder, including, but not limited to, direct or indirect sales by members of management or our Board of Directors;
•the resignation, or other departure, of members of management or our Board of Directors;
•general negative conditions in the healthcare industry;
•pandemics or other global crises;
•general negative conditions in the financial markets;
•the cost associated with obtaining regulatory approval for any of our collaboration product candidates;
•the failure, for any reason, to secure or defend our intellectual property position;
•the failure or delay of applicable regulatory bodies to approve our partners’ product candidates;
•identification of safety or tolerability issues;
•failure of our partners’ clinical trials to meet efficacy endpoints;
•suspensions or delays in the conduct of our partners’ clinical trials or securing of regulatory approvals;
•adverse regulatory action with respect to our and our collaborators’ products and product candidates such as loss of regulatory approval to commercialize such products, clinical holds, imposition of onerous requirements for approval or product recalls;
•our failure, or the failure of our third party collaborators, to successfully commercialize products approved by applicable regulatory bodies such as the FDA;
•our failure, or the failure of our third party collaborators, to generate product revenues anticipated by investors;
•disruptions in our clinical or commercial supply chains, including disruptions caused by problems with a bulk rHuPH20 contract manufacturer or a fill and finish manufacturer for any product or product collaboration candidate;
•the sale of additional debt and/or equity securities by us;
•our failure to obtain financing on acceptable terms or at all;
•a restructuring of our operations;
•an inability to execute our share repurchase program in the time and manner we expect due to market, business, legal or other considerations; or
•a conversion of the Convertible Notes into shares of our common stock.
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
We primarily rely on patents to protect our intellectual property rights. The strength of this protection, however, is uncertain. For example, it is not certain that:
•we will be able to obtain patent protection for our products and technologies;
•the scope of any of our issued patents will be sufficient to provide commercially significant exclusivity for our products and technologies;
•others will not independently develop similar or alternative technologies or duplicate our technologies and obtain patent protection before we do; and
•any of our issued patents, or patent pending applications that result in issued patents, will be held valid, enforceable and infringed in the event the patents are asserted against others.

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
The federal administration and/or agencies, such as CMS, have announced a number of demonstration projects, recommendations and proposals to implement various elements described in the drug pricing blueprint. CMS, the federal agency responsible for administering Medicare and overseeing state Medicaid programs and Health Insurance Marketplaces, has substantial power to implement policy changes or demonstration projects that can quickly and significantly affect how drugs, including our products, are covered and reimbursed. For example, in November 2020, former President Trump announced the interim final rule to implement the Most Favored Nations drug pricing model seeking to tie Medicare payment rates to an international index price. This final rule is currently subject to a preliminary injunction. Additionally, a number of Congressional committees have also held hearings and evaluated proposed legislation on drug pricing and payment policy which may affect our business. For example, in July 2019, the Senate Finance Committee advanced a bill that in part would penalize pharmaceutical manufacturers for increasing drug list prices covered by Medicare Part B and Part D, faster than the rate of inflation, and cap out-of-pocket expenses for Medicare Part D beneficiaries. Several other proposals have been introduced that, if enacted and implemented, could affect access to and sales of our and our partners’ products, allow the federal government to engage in price negotiations on certain drugs, and allow importation of prescription medication from Canada or other countries.
In this dynamic environment, we are unable to predict which or how many federal policy, legislative or regulatory changes may ultimately be enacted. To the extent federal government initiatives decrease or modify the coverage or reimbursement available for our or our partners’ products, limit or impact our decisions regarding the pricing of biopharmaceutical products or otherwise reduce the use of our or our partners’ U.S. products, such actions could have a material adverse effect on our business and results of operations.

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
General Risks
Our inability to attract, hire and retain key management and scientific personnel could negatively affect our business.
Our success depends on the performance of key management and scientific employees with relevant experience. We depend substantially on our ability to hire, train, motivate and retain high quality personnel, especially our scientists and management team. If we are unable to identify, hire and retain qualified personnel, our ability to support current and future alliances with strategic collaborators could be adversely impacted. Our use of domestic and international third-party contractors, consultants and staffing agencies also subjects us to potential co-employment liability claims.

Furthermore, if we were to lose key management personnel, we may lose some portion of our institutional knowledge and technical know-how, potentially causing a disruption or delay in one or more of our partnered development programs until adequate replacement personnel could be hired and trained. In addition, we do not have key person life insurance policies on the lives of any of our employees which would help cover the cost of associated with the loss of key employees.
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
Item 1B.Unresolved Staff Comments
None.
Item 2.Properties
Our administrative offices and research facilities are currently located in San Diego, California. During 2020 we leased an aggregate of approximately 50,000 square feet of office and research space. We believe our facilities are adequate for our current and near-term needs.
Item 3.Legal Proceedings
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
Item 4.Mine Safety Disclosures
Not applicable.

PART II
Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NASDAQ Global Select Market under the symbol “HALO.” As of February 17, 2021, we had approximately 52,081 stockholders of record and beneficial owners of our common stock.
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
Purchase of Equity Securities by the Issuer
In November, 2019, we announced that the Board of Directors authorized the initiation of a capital return program to repurchase up to $550.0 million of outstanding common stock over a three-year period. During 2019, we repurchased approximately 11.1 million shares of common stock for $200.0 million at an average price of $18.03.

During 2020, we repurchased 6.5 million shares of common stock for $150.0 million at an average price of $23.05. The shares were purchased through open market transactions and through an Accelerated Share Repurchase (ASR) agreement with Bank of America in December 2020, for which we repurchased $21.7 million of common stock and received 0.5 million shares. We retired the repurchased shares and they resumed the status of authorized and unissued shares.

The table below sets forth information regarding repurchases during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased	Weighted-Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be purchased under the Programs
October 1, 2020 through October 31, 2020	531,674	$27.69	531.674	$222,798
November 1, 2020 through November 30, 2020	43,247	$27.79	43.247	$221,595
December 1, 2020 through December 31, 2020 (1)	520,445	$41.71	520.445	$199,885
Total	1,095,366		1,095.366

(1) These shares were repurchased through the December 2020 ASR.

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
The graph below compares Halozyme Therapeutics, Inc.’s cumulative five-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2015 to December 31, 2020. The historical stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN FROM 12/31/2015 THROUGH 12/31/2020

$300
$250
$200
$150
$100
$50
$0
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Halozyme Therapeutics Inc
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Halozyme Therapeutics, Inc.	$100	$57	$117	$84	$102	$246
NASDAQ Composite	$100	$109	$141	$137	$187	$272
NASDAQ Biotechnology	$100	$79	$96	$87	$109	$138

Item 6.Selected Financial Data
The selected consolidated financial data set forth below as of December 31, 2020 and 2019, and for the years ended December 31, 2020, 2019 and 2018, are derived from our audited consolidated financial statements included elsewhere in this report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below as of December 31, 2018, 2017 and 2016, and for the years ended December 31, 2017 and 2016, are derived from our audited consolidated financial statements that are contained in reports previously filed with the SEC, not included herein.
Summary Financial Information

	Year Ended December 31,
Statement of Operations Data:	2020	2019	2018	2017	2016
	(in thousands, except for per share amounts)
Total revenues	$267,594	$195,992	$151,862	$316,613	$146,691
Net income (loss)	$129,085	$(72,240)	$(80,330)	$62,971	$(103,023)
Net income (loss) per share, basic	$0.95	$(0.50)	$(0.56)	$0.46	$(0.81)
Net income (loss) per share, diluted	$0.91	$(0.50)	$(0.56)	$0.45	$(0.81)
Shares used in computing net income (loss) per share, basic	136,206	144,329	143,599	136,419	127,964
Shares used in computing net income (loss) per share, diluted	141,463	144,329	143,599	139,068	127,964

	As of December 31,
Balance Sheet Data:	2020	2019	2018	2017	2016
	(in thousands)
Cash and cash equivalents and available-for-sale marketable securities	$368,013	$421,262	$354,526	$469,214	$204,981
Working capital	$133,379	$457,799	$278,488	$379,044	$201,947
Total assets	$579,924	$565,874	$440,248	$519,945	$261,515
Deferred revenue	$5,772	$5,259	$9,255	$60,865	$44,618
Long-term debt, net	$—	$383,045	$34,874	$125,140	$199,228
Total liabilities	$428,877	$474,109	$191,361	$311,579	$293,996
Stockholders’ equity (deficit)	$151,047	$91,765	$248,887	$208,366	$(32,481)

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
We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Baxalta US Inc. and Baxalta GmbH (now members of the Takeda group of companies, following the acquisition of Shire plc by Takeda Pharmaceutical Company Limited in January 2019) (Baxalta), Pfizer Inc. (Pfizer), Janssen Biotech, Inc. (Janssen), AbbVie, Inc. (AbbVie), Eli Lilly and Company (Lilly), Bristol-Myers Squibb Company (BMS), Alexion Pharma Holding (Alexion), ARGENX BVBA (argenx) and Horizon Therapeutics plc. (Horizon). We receive royalties from three of these collaborations, including royalties from sales of one product from the Baxalta collaboration, three products from the Roche collaboration and one product from Janssen collaboration. Future potential revenues from royalties and fees from ENHANZE collaborations and the sales and/or royalties of our approved products will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.

Our 2020 and recent key events are as follows:
Janssen
•In January 2021, we announced that Janssen received accelerated approval from the FDA for DARZALEX FASPRO in combination with bortezomib, cyclophosphamide and dexamethasone (D-VCd) for the treatment of adult patients with newly diagnosed light chain (AL) amyloidosis. AL amyloidosis is a rare and potentially fatal disease that develops when plasma cells in the bone marrow generate abnormal light chains, which form amyloid deposits in vital organs and lead to organ deterioration. There were no approved therapies for these patients prior to Darzalex FASPRO.
•In December 2020, Janssen achieved the first sales milestone for Darzalex FASPRO/Darxalex SC, triggering a payment of $15.0 million.
•In November 2020, Janssen initiated a Phase 1 study of amivantamab using ENHANZE technology.
•In November 2020, we announced that Janssen submitted regulatory applications to the FDA and EMA seeking approval of the DARZALEX FASPRO in the U.S. and as DARZALEX SC in the European Union (EU) in combination with pomalidomide and dexamethasone (D-Pd) for the treatment of patients with relapsed or refractory multiple myeloma who have received at least one prior line of therapy.
•In November 2020, Janssen announced it submitted a Type II variation application to the EMA seeking European approval for the DARZALEX SC to be used in the treatment of patients with AL amyloidosis.
•In August 2020, Janssen announced that Health Canada approved DARZALEX SC in four regimens across five indications in patients with multiple myeloma, most notably newly diagnosed, transplant-ineligible patients as well as relapsed or refractory patients.
•In June 2020, we announced that Janssen received European marketing authorization and launched the commercial sale of DARZALEX SC in the European Union, triggering a $10.0 million milestone payment. The approval applies to all current daratumumab indications in frontline and relapsed/refractory settings.
•In May 2020, we announced that Janssen received US FDA approval of DARZALEX FASPRO in four of six regimens approved for the intravenous form in multiple myeloma patients, including newly diagnosed, transplant-ineligible patients as well as relapsed or refractory patients and launched the commercial sale, triggering a $15 million milestone payment.
•In April 2020, we announced the submission of a New Drug Application (NDA) to Japan's Ministry of Health, Labour and Welfare (MHLW) by Janssen seeking approval of a new SC formulation of daratumumab, an intravenous (IV) treatment approved for patients with multiple myeloma.
Argenx
•In January 2021, argenx initiated a Phase 3 study of ARGX-113 utilizing ENHANZE in pemphigus vulgaris (PV), a rare autoimmune disease that causes painful blisters on the skin and mucous membranes.
•In December 2020, argenx initiated a Phase 3 study of ARGX-113 using ENHANZE technology for patients with immune thrombocytopenia (ITP), an immune disorder in which the blood does not clot normally, triggering a $15.0 million payment.
•In October 2020, we announced that argenx expanded the existing global collaboration and license agreement that was signed in February 2019. Under the newly announced expansion, argenx gained the ability to exclusively access our ENHANZE technology for three additional targets upon nomination, for a total of up to six targets. To date, argenx has nominated two targets including the human neonatal Fc receptor FcRn and complement component C2.
Roche
•In December 2020, Roche initiated a Phase 3 study in patients with non-small cell lung cancer for Tecentriq using ENHANZE technology, triggering a $17.0 million payment.

•In December 2020, we announced that the European Commission approved Roche's Phesgo, a fixed-dose combination of Perjeta (pertuzumab) and Herceptin (trastuzumab) with ENHANZE technology, administered by subcutaneous injection for the treatment of patients with early and metastatic HER2-positive breast cancer. This is the first time the European Commission has approved a product combining two monoclonal antibodies that can be administered by a single subcutaneous injection utilizing ENHANZE technology.
•In June 2020, we announced that Roche received FDA approval of Phesgo utilizing ENHANZE technology for the treatment of patients with HER2-positive breast cancer.
Horizon
•In November 2020, we announced a global collaboration and license agreement that gives Horizon exclusive access to ENHANZE technology for SC formulation of medicines targeting IGF-1R. Horizon intends to use ENHANZE to develop a SC formulation of TEPEZZA (teprotumumab-trbw), indicated for the treatment of thyroid eye disease, a serious, progressive and vision-threatening rare autoimmune disease, potentially shortening drug administration time, reducing healthcare practitioner time and offering additional flexibility and convenience for patients.
Baxalta

•In September 2020, Takeda announced that the EMA approved a label update for HYQVIA broadening its use and making it the first and only facilitated subcutaneous immunoglobulin replacement therapy in adults, adolescents and children with an expanded range of secondary immunodeficiencies (SID).
BMS

•In June 2020, BMS selected 3 targets on an exclusive basis and exercised their option to convert a co-exclusive license to an exclusive license, triggering a $5.0 million payment. BMS has selected eight targets on an exclusive basis to date.

Corporate

•In March 2020, Hylenex, which was approved in an NDA, was deemed to be an approved Biologics License Application (BLA) under section 351(a) of the Public Health Service Act (PHS Act). A portion of our competition comes from compounding pharmacies, which are prohibited from compounding biologic products per the Drug Quality & Security Act (DQSA). As hyaluronidase is now considered a biologic, this change may benefit sales of Hylenex.

•During 2020 we repurchased 6.5 million shares of common stock in open market and accelerated share repurchases for $150.0 million at an average price per share of $23.05. Since the inception of our capital return program in November 2019 to repurchase up to $550.0 million of outstanding common stock over a three-year period, we have repurchased a total of 17.6 million shares for $350.0 million at an average price per share of $19.88 as of December 31, 2020.

Results of Operations
Comparison of Years Ended December 31, 2020 and 2019
Royalties – Royalty revenue was $88.6 million in 2020 compared to $69.9 million in 2019. The increase was mainly driven by sales of DARZALEX FASPRO in the U.S and EU by Janssen due to the product launch in the second quarter of 2020, partially offset by slightly lower sales of Herceptin SC and MabThera SC by Roche. In general, we expect royalty revenue to grow as a result of our recent ENHANZE partner product launches, offsetting the ongoing impact from biosimilars in Europe related to our mature ENHANZE partner products.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Year Ended December 31,
	2020	2019	Dollar Change	Percentage Change
Sales of bulk rHuPH20	$38,237	$48,285	$(10,048)	(21)%
Sales of ENHANZE drug product	719	768	(49)	(6)%
Sales of Hylenex	17,031	16,995	36	—%
Total product sales, net	$55,987	$66,048	$(10,061)	(15)%
Product sales, net was lower by $10.1 million in 2020 compared to 2019, due to lower sales of rHuPH20 as a result of a one-off large partner order in 2019. We expect that product sales of bulk rHuPH20 and ENHANZE drug product will fluctuate in future periods based on the needs of our collaborators. In March 2020, the Surgeon General advised hospitals to cancel elective surgeries due to COVID-19. Hylenex is used in cataract surgery and other ophthalmologic surgeries, and therefore the advisory resulted in a decrease in sales of Hylenex in the second quarter of 2020. Most states resumed elective surgeries in April and May of 2020 which supported an increase in sales in the second half of 2020.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Year Ended December 31,
	2020	2019	Dollar Change	Percentage Change
Upfront license fees, license fees for the election of additional targets, event-based payments, license maintenance fees and amortization of deferred upfront and other license fees:
Janssen	$42,000	$—	$42,000	100%
Horizon	30,000	—	30,000	100%
Roche	17,000	10,000	7,000	70%
argenx	20,000	45,000	(25,000)	(56)%
BMS	12,264	—	12,264	100%
Other	500	3,500	(3,000)	(86)%
Subtotal	121,764	58,500	63,264	108%
Reimbursements for research and development services:	1,247	1,545	(298)	(19)%
Total revenues under collaborative agreements	$123,011	$60,045	$62,966	105%
Revenue from license fees increased $63.3 million in 2020, compared to 2019 mainly due to the recognition of $121.3 million related to the Janssen, Horizon, Roche, argenx and BMS collaborations in the current year, as compared to $55.0 million recognized in connection with argenx and Roche collaboration in 2019. Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments vary from period to period based on our ENHANZE collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our collaborators’ ability to meet various clinical and regulatory milestones set forth in such agreements and our ability to obtain new collaborative agreements. To date, based on current partner communications, we have not identified any COVID-19 related delays that will materially impact our ENHANZE milestone revenue. We will continue to monitor the ENHANZE development activities of our partners and the impact of their plans on our milestone revenue, as there may be potential for COVID-19 related delays.
Cost of Product Sales –Cost of product sales were $43.4 million in 2020 compared to $45.5 million in 2019. The decrease of $2.1 million in cost of product sales was mainly due to a decrease in sales of bulk rHuPH20 to Janssen, partially offset by an increase in sales of bulk rHuPH20 to Baxalta and Roche.
Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, clinical trials, preclinical and regulatory activities. Research and development expenses incurred were as follows (in thousands):

	Year Ended December 31,
	2020	2019	Dollar Change	Percentage Change
Programs
PEGPH20	$7,201	$103,150	$(95,949)	(93)%
Restructuring	—	17,201	(17,201)	(100)%
ENHANZE collaborations and rHuPH20 platform	26,002	18,896	7,106	38%
Other	1,033	1,584	(551)	(35)%
Total research and development expenses	$34,236	$140,831	$(106,595)	(76)%
Research and development expenses relating to our PEGPH20 programs for 2020 decreased by 93%, compared to the same period in 2019, primarily due to decreased clinical trial activities. On November 4, 2019, we announced that the HALO-301 clinical study failed to reach the primary endpoint of overall survival. As a result, we halted development activities for PEGPH20, closed our oncology operations and began the close out process for all our clinical trials. We implemented an organizational restructuring to focus our operations solely on ENHANZE, which was completed in the second quarter of 2020 and resulted in a reduction in research and development expenses.

Research and development expenses relating to our ENHANZE collaborations and our rHuPH20 platform for 2020 increased by 38%, compared to 2019, primarily due to increased costs to support additional ENHANZE targets and a higher allocation of overhead costs. The rHuPH20 platform includes research and development expenses related to our proprietary rHuPH20 enzyme that were not designated to a specific program at the time the expenses were incurred.

Selling, General and Administrative – Selling, general and administrative (SG&A) expenses were $45.7 million in 2020 compared to $77.3 million in 2019. The decrease of $31.6 million, or 41%, was primarily due to a decrease in compensation expense, one time restructuring cost in the prior year and discontinuation of commercial expenses related to market research and educational activities as we prepared for a potential commercial launch of PEGPH20. The discontinuation of our development activities for PEGPH20 and closure of our oncology operations resulted in a reduction in commercialization activities and compensation expense.

Interest Expense – Interest expense was $20.4 million in 2020 compared to $11.6 million in 2019. The increase of $8.8 million was primarily due to interest expense related to the Convertible Notes, offset by a discontinuation in interest expense for the Royalty-backed Loan and the Oxford and SVB Loan following the repayment of those obligations. We expect interest expense related to the Convertible Notes to decrease by approximately $12.0 million in 2021 as the non-cash interest expense associated with the amortization of the equity component of Convertible Notes will be eliminated upon the adoption of ASU 2020-06.

Comparison of Years Ended December 31, 2019 and 2018
For discussion related to changes in financial condition and the results of operations for fiscal year 2019 compared to fiscal year 2018, refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on February 24, 2020.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of December 31, 2020, we had cash, cash equivalents and marketable securities of $368.0 million. We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborations and cash that we may raise through future transactions. We may raise cash through any one of the following financing vehicles: (i) new collaborative agreements; (ii) expansions or revisions to existing collaborative relationships; (iii) private financings; (iv) other equity or debt financings; (v) monetizing assets; and/or (vi) the public offering of securities.
We may, in the future, offer and sell additional equity, debt securities and warrants to purchase any of such securities, either individually or in units to raise capital to raise funds for additional working capital, capital expenditures, share repurchases, acquisitions or for other general corporate purposes.
Cash Flows
Operating Activities
Net cash provided by operations was $55.5 million in 2020 compared to cash used in by operation $85.4 million in 2019. The $140.9 million increase in cash provided by operations was mainly due to an increase in cash received related to collaboration partner license of $119.0 million during the current year, offset by $55.0 million owed from argenx and Roche for license fees in the prior year, and an increase in working capital spend for 2020 compared to the prior year.
Investing Activities
Net cash provided by investing activities was $78.4 million in 2020 compared to net cash used in by investing activities $5.5 million in 2019. The increase in net cash provided by investing activities was primarily due to the increase in proceeds from maturities of marketable securities for 2020.
Financing Activities
Net cash used in financing activities was $106.3 million in 2020, compared to net cash provided by financing activities of $153.2 million in 2019, mainly due to a decrease in cash proceeds from issuance of long-term debt, offset by a decrease of $49.9 million in repurchase of common stock, a $49.2 million increase in net proceeds from the issuance of common stock under equity incentive plans and a decrease in the amount of repayments of long-term debt of $88.5 million in 2020.
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
In January 2021, we notified the note holders that we will settle the principal of the Convertible Notes in cash. Therefore, upon conversion, the principal value of the Convertible Notes will be paid in cash and depending on our stock price, any additional amount over principal amount will be settled in shares of common stock. The initial conversion rate for the Convertible Notes will be 41.9208 shares of common stock per $1,000 in principal amount of Convertible Notes, equivalent to a conversion price of approximately $23.85 per share of our common stock. The conversion rate is subject to adjustment as described in the Indenture.
Upon the occurrence of certain circumstances, holders of the Convertible Notes may require us to purchase all or portion of their notes for cash, which may require the use of a substantial amount of cash. As of December 31, 2020, the conditional conversion feature was triggered and our notes are classified as a current liability. At December 31, 2020, we had a working capital position of $133.4 million, which includes the Convertible Notes that are currently redeemable as of December 31, 2020 but excludes another $65.6 million that is classified as equity. The debt may change from current to non-current period over period, primarily as a result of changes in our stock price. We believe that it is remote that holders of the notes would choose to convert their notes early because the fair value of the security that a note holder can currently realize in an active market is greater than the conversion value the note holder would realize upon early conversion. In the unlikely event that all the debt was converted, we will have two business days following a forty trading day observation period from the conversion date to pay the principal in cash. For the year ended December 31, 2020, we have positive operating income and positive cash flow from operations and, accordingly, while there can be no assurance, we believe we have the ability to generate sufficient cash flows from operations or to raise additional capital through a variety of financing arrangements to satisfy early conversion of the Convertible Notes.
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty LLC (Halozyme Royalty), we received a $150 million loan (the Royalty-backed Loan) pursuant to a credit agreement (the Credit Agreement) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the Royalty-backed Lenders). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (Collaboration Agreements). The royalty payments from the Collaboration Agreements were used to repay the principal and interest on the loan (the Royalty Payments). The Royalty-backed Loan bore interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate was subject to a floor of 0.7% and a cap of 1.5%. In June 2020, we paid the full remaining balance and final payment of $2.93 million thereby satisfying and discharging all obligations under, and terminating, the Royalty-backed Loan.
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
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations
As of December 31, 2020, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Short-term debt(1)	$460,000	$460,000	$—	$—	$—
Interest on short-term debt(2)	5,750	5,750	—	—	—
Operating leases(3)	5,277	2,563	2,714	—	—
Third-party manufacturing obligations(4)	77,530	46,884	30,646	—	—
Purchase obligations	1,168	524	644	—	—
Total	$549,725	$515,721	$34,004	$—	$—
_______________
(1).Short-term debt consists of the Convertible Notes.
(2).Interest on short-term debt includes semi-annual interest payments on the Convertible Note. The Convertible Note bears interest at an annual rate of 1.25%.
(3).Includes minimum lease payments related to leases of our office and research facilities and certain autos under non-cancelable operating leases.
(4).We have contracted with third-party manufacturers for the supply of bulk rHuPH20 and fill/finish of Hylenex recombinant. Under these agreements, we are required to purchase certain quantities each year during the terms of the agreements. The amounts presented represent our estimates of the minimum required payments under these agreements.
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

Our future capital uses and requirements depend on numerous forward-looking factors. These factors may include, but are not limited to, the following:
•the rate of progress and cost of research and development activities;
•the number and scope of our research and development activities;
•the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•our ability to establish and maintain product discovery and development collaborations, including scale-up manufacturing costs for our collaborators’ product candidates;
•the amount of royalties and milestones from our collaborators;
•the amount of product sales for Hylenex recombinant;
•the costs of obtaining and validating additional manufacturers of rHuPH20;
•the effect of competing technological and market developments;
•the terms and timing of any collaborative, licensing and other arrangements that we may establish; and
•the extent to which we acquire or in-license new products, technologies or businesses.

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

If actual results are not consistent with the assumptions used, the share-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the share-based compensation. A 10% change in our share-based compensation expense for the year ended December 31, 2020 would have affected pre-tax earnings by approximately $1.7 million in 2020.
Valuation Allowance
A valuation allowance has been established to offset the net deferred tax assets as realization of such assets is uncertain. We intend to continue maintaining a full valuation allowance on our DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances
We have considered future taxable income and tax planning strategies in assessing the need for a valuation allowance. Both future taxable income and tax planning strategies include a number of estimates.
 Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded.

Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of our consolidated financial statements for a discussion of recent accounting pronouncements and their effect, if any, on us.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk
As of December 31, 2020, our cash equivalents and marketable securities consisted of investments in money market funds, asset-backed securities, U.S. Treasury securities, corporate debt obligations and commercial paper. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. Based on our current investment portfolio as of December 31, 2020, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Item 8.Financial Statements and Supplementary Data
Our financial statements are annexed to this report beginning on page F-1.
Item 9.Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.Controls and Procedures
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework) (the COSO criteria). Based on our assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on the COSO criteria. The independent registered public accounting firm that audited the consolidated financial statements that are included in this Annual Report on Form 10-K has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2020. The report appears below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Halozyme Therapeutics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Halozyme Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Halozyme Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive (loss) income, cash flows, and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated February 23, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Diego, California
February 23, 2021

Item 9B.Other Information
None.
PART III
Item 10.Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors is incorporated by reference to our definitive Proxy Statement (the Proxy Statement) to be filed with the Securities and Exchange Commission in connection with our 2021 Annual Meeting of Stockholders under the heading “Election of Directors.” The information required by this item regarding our code of ethics is incorporated by reference to the information under the caption “Code of Conduct and Ethics and Corporate Governance Guidelines” to be contained in the Proxy Statement. The information required by this item regarding our audit committee is incorporated by reference to the information under the caption “Board Meetings and Committees—Audit Committee” to be contained in the Proxy Statement. The information required by this item regarding material changes, if any, to the process by which stockholders may recommend nominees to our board of directors is incorporated by reference to the information under the caption “Board Meetings and Committees—Nominating and Governance Committee” to be contained in the Proxy Statement.
Executive Officers
Helen I. Torley, M.B. Ch. B., M.R.C.P. (58), President, Chief Executive Officer and Director. Dr. Torley joined Halozyme in January 2014 as President and Chief Executive Officer and as a member of Halozyme’s Board of Directors. Throughout her career, Dr. Torley has led several successful product launches, including Kyprolis®, Prolia®, Sensipar®, and Miacalcin®. Prior to joining Halozyme, Dr. Torley served as Executive Vice President and Chief Commercial Officer for Onyx Pharmaceuticals (Onyx) from August 2011 to December 2013 overseeing the collaboration with Bayer on Nexavar® and Stivarga® and the U.S. launch of Kyprolis. She was responsible for the development of Onyx's commercial capabilities in ex-US markets and in particular, in Europe. Prior to Onyx, Dr. Torley spent 10 years in management positions at Amgen Inc., most recently serving as Vice President and General Manager of the US Nephrology Business Unit from 2003 to 2009 and the U.S. Bone Health Business Unit from 2009 to 2011. From 1997 to 2002, she held various senior management positions at Bristol-Myers Squibb, including Regional Vice President of Cardiovascular and Metabolic Sales and Head of Cardiovascular Global Marketing. She began her career at Sandoz/Novartis, where she ultimately served as Vice President of Medical Affairs, developing and conducting post-marketing clinical studies across all therapeutic areas, including oncology. Dr. Torley serves on the board of directors of Quest Diagnostics Incorporated, a diagnostic information services company. Within the past five years, Dr. Torley served on the board of directors of Relypsa, Inc., a biopharmaceutical company. Before joining the industry, Dr. Torley was in medical practice as a senior registrar in rheumatology at the Royal Infirmary in Glasgow, Scotland. Dr. Torley received her Bachelor of Medicine and Bachelor of Surgery degrees (M.B. Ch.B.) from the University of Glasgow and is a Member of the Royal College of Physicians (M.R.C.P).
Elaine Sun (49), Senior Vice President, Chief Financial Officer. Ms. Sun joined Halozyme in March 2020 as Senior Vice President, Chief Financial Officer. Prior to joining Halozyme, from January 2017 to December 2019, Ms. Sun served in senior management positions at Sutrovax, Inc., a biopharmaceutical company, most recently serving as Chief Financial Officer and Chief Strategy Officer. From 2013 to December 2016, Ms. Sun was an independent financial advisory consultant for private and public healthcare companies. From 2009 to 2012, Ms. Sun served as Managing Director and Head of West Coast Healthcare at Evercore Partners, a leading M&A advisory firm, where she led Evercore’s U.S. life sciences efforts. From 2005 to 2008, Ms. Sun served as Managing Director, Healthcare Investment Banking at Merrill Lynch & Co. Ms. Sun received her MBA degree from Harvard Business School and her Bachelor of Arts degree from Wellesley College.
Masaru Matsuda (50), Senior Vice President, General Counsel, Chief Compliance Officer & Secretary. Mr. Matsuda joined Halozyme in August 2018 as Vice President, Associate General Counsel and Chief Compliance Officer and has served as Senior Vice President, General Counsel, Chief Compliance Officer and Secretary since January 2020. Prior to joining Halozyme, Mr. Matsuda held positions of increasing responsibility in the Law Department at Amgen Inc., a biopharmaceutical company, from May 2000 to August 2018, most recently as Vice President, Law, Global Commercial Operations. Prior to joining Amgen, Mr. Matsuda was an associate attorney at Orrick, Herrington & Sutcliffe LLP from June 1998 to April 2000, and at Pillsbury Winthrop Shaw Pittman LLP from June 1996 to June 1998. Mr. Matsuda received his Juris Doctor from the University of California, Hastings College of the Law and his Bachelor of Science Degree in Business Administration from the University of Southern California.
Michael J. LaBarre (57), Senior Vice President, Chief Technical Officer. Dr. LaBarre joined Halozyme in June 2008 as Vice President, Product Development and has served in various officer positions most recently as Senior Vice President, Chief Technical Officer since January 2020. Prior to joining Halozyme, Dr. LaBarre served as Vice President, Product Development at Paramount BioSciences, a pharmaceutical company, from April 2006 to June 2008. Prior to that he served as Director, Analytical and Protein Biochemistry, Discovery Research at Biogen Idec, a pharmaceutical company, from December 2003 to April 2006. He also served in various research and development roles at IDEC Pharmaceuticals Corporation, a pharmaceutical company, from November 1995 to December 2003 most recently as Director, Analytical and Formulation Sciences, R&D. Prior to joining IDEC, Dr. LaBarre held research and development positions at various pharmaceutical companies from July 1992 to November 1995. Dr. LaBarre received his Ph.D. in Chemistry from the University of Arizona and his B.S. in Chemistry from Southampton College of Long Island University.
Item 11.Executive Compensation
The information required by this item is incorporated by reference to the information under the captions “Executive Compensation and Related Information” and “Compensation Committee Interlocks and Insider Participation” to be contained in the Proxy Statement.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Other than as set forth below, the information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” to be contained in the Proxy Statement.
Equity Compensation Plan Information
    The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2020:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Restricted Stock Units and Performance Stock Units (a)	Weighted Average Exercise Price of Outstanding Options(2) (b)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders (1)	6,704,330	$15.83	10,806,631
Equity compensation plans not approved by stockholders	—	—	—
	6,704,330	$15.83	10,806,631
_____________________
(1)Represents stock options, restricted stock units, and performance stock units under the Amended and Restated 2011 Stock Plan.
(2)This amount does not include restricted stock units and performance stock units as there is no exercise price for such units.

Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” and “Corporate Governance - Director Independence” to be contained in the Proxy Statement.
Item 14.Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the information under the caption “Principal Accounting Fees and Services” to be contained in the Proxy Statement.
PART IV
Item 15.Exhibits and Financial Statement Schedules
(a)Documents filed as part of this report.
1.   Financial Statements
2.   List of all Financial Statement schedules.
The following financial statement schedule of Halozyme Therapeutics, Inc. is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of Halozyme Therapeutics, Inc.

Page
Schedule II: Valuation and Qualifying Accounts	F-43
All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.
3.   List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)Exhibits.

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	Date Filed

3.1	Amended and Restated Certification of Incorporation		8-K	5/3/2019

3.2	Bylaws, as amended		8-K	12/19/2016

4.1	Indenture, dated November 18, 2019, between The Bank of New York Mellon Trust Company, N.A., as trustee, and the Registrant		8-K	11/18/2019

4.2	Form of Note, dated November 18, 2019, between the Bank of New York Mellon Trust Company, N.A., as trustee, and the Registrant		8-K	11/18/2019

4.3	Description of Securities		10-K	2/24/2020
10.1	License Agreement between University of Connecticut and Registrant, dated November 15, 2002		SB-2	4/23/2004

10.2	First Amendment to the License Agreement between University of Connecticut and Registrant, dated January 9, 2006		8-K	1/12/2006

10.3#	Halozyme Therapeutics, Inc. 2011 Stock Plan (as amended through May 2, 2018)		8-K	4/6/2018

10.4#	Form of Stock Option Agreement (2011 Stock Plan)		8-K	5/6/2011

10.5#	Form of Stock Option Agreement for Executive Officers (2011 Stock Plan)		8-K	5/6/2011

10.6#	Form of Restricted Stock Units Agreement for Officers (2011 Stock Plan)		10-Q	8/10/2015

10.7#	Form of Restricted Stock Award Agreement for Officers (2011 Stock Plan)		10-Q	8/10/2015

10.8#	Form of Stock Option Agreement (2011 Stock Plan -grants made on or after 11/4/2015)		10-Q	11/9/2015

10.9#	Form of Restricted Stock Units Agreement (2011 Stock Plan - grants made on or after 11/4/2015)		10-Q	11/9/2015

10.10#	Form of Restricted Stock Award Agreement (2011 Stock Plan - grants made on or after 11/4/2015)		10-Q	11/9/2015

10.11#	Form of Restricted Stock Units Agreement (2011 Plan - grants made on or after 2/22/2017)		10-K	2/28/2017

10.12#	Form of Indemnity Agreement for Directors and Executive Officers		8-K	12/20/2007

10.13#	Severance Policy		8-K	12/13/2018

10.14#	Form of Amended and Restated Change In Control Agreement with Officer		10-Q	11/9/2015

10.15	Lease (11404 and 11408 Sorrento Valley Road), effective as of June 10, 2011		8-K	6/16/2011

10.16	First Amendment to Lease (11404 and 11408 Sorrento Valley Road), dated June 30, 2017		8-K	7/5/2017

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	Date Filed
10.17	Second Amendment to Lease (11404 and 11408 Sorrento Valley Road), dated March 23, 2018		10-Q	5/10/2018

10.18	Amended and Restated Lease (11388 Sorrento Valley Road), effective as of June 10, 2011		8-K	6/16/2011

10.19	First Amendment to Amended and Restated Lease (11388 Sorrento Valley Road), dated June 30, 2017		8-K	7/5/2017

10.20	Second Amendment to Amended and Restated Lease (11388 Sorrento Valley Road), dated March 23, 2018		10-Q	5/10/2018

10.21	Lease (11436 Sorrento Valley Road), effective as of April 2013		10-K	3/1/2013

10.22	First Modification to Lease (11436 Sorrento Valley Road)		10-Q	5/8/2013

10.23	Second Modification to Lease (11436 Sorrento Valley Road), dated June 30, 2017		8-K	7/5/2017

10.24#	Halozyme Therapeutics, Inc. Executive Incentive Plan		DEF-14A	3/23/2016

10.25#	Form of PSU Agreement		10-Q	8/10/2020

10.26#	Form of PSU Agreement	X

21.1	Subsidiaries of Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Presentation Linkbase	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
_______________

#	Indicates management contract or compensatory plan or arrangement.
(c)Financial Statement Schedules.  See Item 15(a) 2 above.

Item 16.Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Date:	February 23, 2021	By:	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P.
President and Chief Executive Officer

POWER OF ATTORNEY
Know all persons by these presents, that each person whose signature appears below constitutes and appoints Helen I. Torley and Elaine Sun, and each of them, as his/her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him/her and in his/her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his/her substitute or substituted, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.	President and Chief Executive Officer	February 23, 2021
Helen I. Torley, M.B. Ch.B., M.R.C.P.	(Principal Executive Officer), Director

/s/ Elaine Sun	Senior Vice President and Chief Financial Officer	February 23, 2021
Elaine Sun	(Principal Financial and Accounting Officer)

/s/ Connie L. Matsui	Chair of the Board of Directors	February 23, 2021
Connie L. Matsui

/s/ Jean-Pierre Bizzari	Director	February 23, 2021
Jean-Pierre Bizzari

/s/ Bernadette Connaughton	Director	February 23, 2021
Bernadette Connaughton

/s/ James M. Daly	Director	February 23, 2021
James M. Daly

/s/ Jeffrey W. Henderson	Director	February 23, 2021
Jeffrey W. Henderson

/s/ Kenneth J. Kelley	Director	February 23, 2021
Kenneth J. Kelley

/s/ Matthew L. Posard	Director	February 23, 2021
Matthew L. Posard

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Halozyme Therapeutics, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Halozyme Therapeutics, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of Overall Transaction Price for Collaboration Agreements

Description of the Matter
At December 31, 2020 the Company has ten collaboration agreements. As discussed in Notes 2 and 4 of the financial statements, amounts are included in the transaction price when management determines that it is probable that the amount will not result in a significant reversal of revenue in the future. During 2020, the Company recognized $69.5 million of variable consideration in the transaction price under their collaboration arrangements.

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

San Diego, California
February 23, 2021

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$147,703	$120,179
Marketable securities, available-for-sale	220,310	301,083
Accounts receivable, net and other contract assets	97,730	59,442
Inventories	60,747	29,359
Prepaid expenses and other assets	28,274	33,373
Total current assets	554,764	543,436
Property and equipment, net	10,593	10,855
Prepaid expenses and other assets	14,067	11,083
Restricted cash	500	500
Total assets	$579,924	$565,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,928	$6,434
Accrued expenses	20,483	55,649
Deferred revenue, current portion	1,746	4,012
Current portion of long-term debt, net	397,228	19,542
Total current liabilities	421,385	85,637
Deferred revenue, net of current portion	4,026	1,247
Long-term debt, net	—	383,045
Other long-term liabilities	3,466	4,180
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 135,030 and 136,713 shares issued and outstanding at December 31, 2020 and 2019, respectively	135	137
Additional paid-in capital	625,483	695,066
Accumulated other comprehensive loss	22	240
Accumulated deficit	(474,593)	(603,678)
Total stockholders’ equity	151,047	91,765
Total liabilities and stockholders’ equity	$579,924	$565,874
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Royalties	$88,596	$69,899	$78,981
Product sales, net	55,987	66,048	28,234
Revenues under collaborative agreements	123,011	60,045	44,647
Total revenues	267,594	195,992	151,862
Operating expenses:
Cost of product sales	43,367	45,546	10,136
Research and development	34,236	140,804	150,252
Selling, general and administrative	45,736	77,252	60,804
Total operating expenses	123,339	263,602	221,192
Operating income (loss)	144,255	(67,610)	(69,330)
Other income (expense):
Investment and other income, net	5,425	6,986	7,578
Interest expense	(20,378)	(11,627)	(18,041)
Net income (loss) before income taxes	129,302	(72,251)	(79,793)
Income tax expense (benefit)	217	(11)	537
Net income (loss)	$129,085	$(72,240)	$(80,330)

Net income (loss) per share:
Basic	$0.95	$(0.50)	$(0.56)
Diluted	$0.91	$(0.50)	$(0.56)

Shares used in computing net income (loss) per share:
Basic	136,206	144,329	143,599
Diluted	141,463	144,329	143,599
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$129,085	$(72,240)	$(80,330)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(164)	508	182
Foreign currency translation adjustment	(32)	9	(8)
Unrealized loss on foreign currency	(22)	—	(1)
Total comprehensive income (loss)	$128,867	$(71,723)	$(80,157)
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net income (loss)	$129,085	$(72,240)	$(80,330)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	17,204	34,776	35,696
Depreciation and amortization	3,284	4,068	2,388
Amortization of debt discount	14,136	2,484	1,545
Amortization of premiums (accretion of discounts) on marketable securities	839	(2,469)	(3,090)
(Gain) loss on disposal of equipment	(772)	1,431	5
Deferral of unearned revenue	4,632	—	3,000
Recognition of deferred revenue	(4,119)	(3,996)	(2,832)
Deferral of lease payments	(1,033)	(459)	(7)
Loss on impairment of right-of-use asset	577	1,127	—
Loss on extinguishment of debt	—	401	—
Other	(13)	(7)	(9)
Changes in operating assets and liabilities:
Accounts receivable, net	(38,288)	(29,437)	11,613
Inventories	(31,388)	(6,734)	(17,480)
Prepaid expenses and other assets	2,518	(19,006)	(5,695)
Accounts payable and accrued expenses	(41,208)	4,638	5,696
Net cash provided (used in) by operating activities	55,454	(85,423)	(49,500)
Investing activities:
Purchases of marketable securities	(226,185)	(389,759)	(311,112)
Proceeds from maturities of marketable securities	305,967	388,250	318,268
Purchases of property and equipment	(2,504)	(4,040)	(4,663)
Proceeds from disposal of property and equipment	1,076	—	—
Net cash provided by (used in) investing activities	78,354	(5,549)	2,493
Financing activities:
Proceeds from issuance of long-term debt, net	—	447,350	—
Repayment of long-term debt	(19,560)	(108,082)	(77,516)
Payment of debt issuance cost	—	(279)	—
Repurchase of common stock	(150,117)	(199,998)	—
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	63,393	14,224	13,719
Net cash (used in) provided by financing activities	(106,284)	153,215	$(63,797)
Net increase (decrease) in cash, cash equivalents and restricted cash	27,524	62,243	(110,804)
Cash, cash equivalents and restricted cash at beginning of period	120,679	58,436	169,240
Cash, cash equivalents and restricted cash at end of period	$148,203	$120,679	$58,436

	Year Ended December 31,
	2020	2019	2018

Supplemental disclosure of cash flow information:
Interest paid	$6,534	$9,029	$16,891
Income taxes paid	$180	$188	$220
Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for purchases of property and equipment	$117	$61	$542
Debt issuance cost included in accounts payable	$—	$68	$—
Right-of-use assets obtained in exchange for lease obligation	$1,746	$897	$—
Leasehold improvements paid by lessor	$—	$—	$1,322
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE AT DECEMBER 31, 2017	142,789	$143	$731,044	$(450)	$(522,371)	$208,366
Adjustment to beginning retained earnings	—	—		—	71,263	$71,263
Share-based compensation expense	—	—	35,696	—	—	35,696
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	1,932	2	13,717	—	—	13,719
Issuance of restricted stock awards, net	4	—	—	—	—	—
Other comprehensive income	—	—	—	173	—	173
Net loss	—	—	—	—	(80,330)	(80,330)
BALANCE AT DECEMBER 31, 2018	144,725	$145	$780,457	$(277)	$(531,438)	$248,887
Share-based compensation expense	—	—	34,776	—	—	34,776
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units and performance restricted stock units, net	2,493	2	14,222	—	—	14,224
Issuance of restricted stock awards, net	74	—	—	—	—	—
Repurchase of common stock	(10,579)	(10)	(199,988)			(199,998)
Equity component of convertible notes			65,599			65,599
Other comprehensive income	—	—	—	517	—	517
Net loss	—	—	—	—	(72,240)	(72,240)
BALANCE AT DECEMBER 31, 2019	136,713	$137	$695,066	$240	$(603,678)	$91,765
Share-based compensation expense	—	—	17,204	—	—	17,204
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units and performance restricted stock units, net	5,278	5	63,388	—	—	63,393
Issuance of restricted stock awards, net	61	—	—	—	—	—
Repurchase of common stock	(7,022)	(7)	(150,110)			(150,117)
Equity component of convertible notes			(65)			(65)
Other comprehensive loss	—	—	—	(218)		(218)
Net income	—	—	—	—	129,085	129,085
BALANCE AT DECEMBER 31, 2020	135,030	$135	$625,483	$22	$(474,593)	$151,047
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
We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Baxalta US Inc. and Baxalta GmbH (now members of the Takeda group of companies, following the acquisition of Shire plc by Takeda Pharmaceutical Company Limited in January 2019) (“Baxalta”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol-Myers Squibb Company (“BMS”), Alexion Pharma Holding (“Alexion”), ARGENX BVBA (“argenx”) and Horizon Therapeutics plc. (Horizon). We receive royalties from three of these collaborations, including royalties from sales of one product from the Baxalta collaboration and three products from the Roche collaboration and one product from Janssen collaboration. Future potential revenues from royalties and fees from ENHANZE collaborations and the sales and/or royalties of our approved products will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
Except where specifically noted or the context otherwise requires, references to “Halozyme,” “the Company,” “we,” “our,” and “us” in these notes to consolidated financial statements refer to Halozyme Therapeutics, Inc. and its wholly owned subsidiary, Halozyme, Inc., and Halozyme, Inc.’s wholly owned subsidiaries, Halozyme Holdings Ltd., Halozyme Switzerland GmbH and Halozyme Switzerland Holdings GmbH.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Halozyme Therapeutics, Inc. and our wholly owned subsidiary, Halozyme, Inc., and Halozyme, Inc.’s wholly owned subsidiaries, Halozyme Holdings Ltd., Halozyme Switzerland GmbH and Halozyme Switzerland Holdings GmbH. All intercompany accounts and transactions have been eliminated.
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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within ninety days or less from the date of purchase. As of December 31, 2020, our cash equivalents consisted of money market funds.
Marketable securities are investments with original maturities of more than ninety days from the date of purchase that are specifically identified to fund current operations. Marketable securities are considered available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date which reflects management’s intention to use the proceeds from the sale of these investments to fund our operations, as necessary. Such available-for-sale investments are carried at fair value with unrealized gains and losses recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity. The cost of marketable securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in investment and other income, net in the consolidated statements of operations. We use the specific identification method for calculating realized gains and losses on marketable securities sold. None of the realized gains and losses and declines in value judged to be as a result of credit loss on marketable securities, if any, are included in investment and other income, net in the consolidated statements of operations.
Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At December 31, 2020 and 2019, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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
Our financial instruments include cash equivalents, available-for-sale marketable securities, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses and short-term debt. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.
Available-for-sale marketable securities consist of asset-backed securities, corporate debt securities, U.S. Treasury securities and commercial paper, and are measured at fair value using Level 1 and Level 2 inputs. Level 2 financial instruments

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
We are also subject to credit risk from our accounts receivable related to our product sales and revenues under our license and collaborative agreements. We have license and collaborative agreements with pharmaceutical companies under which we receive payments for royalties, license fees, milestone payments for specific achievements designated in the collaborative agreements, reimbursements of research and development services and supply of bulk formulation of rHuPH20. In addition, we sell Hylenex® recombinant in the United States to a limited number of established wholesale distributors in the pharmaceutical industry. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is not required. Management monitors our exposure to accounts receivable by periodically evaluating the collectability of the accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, we recorded no allowance for doubtful accounts at December 31, 2020 and 2019. Approximately 74% of the accounts receivable balance at December 31, 2020 represents amounts due from Janssen, Roche and Baxalta. Approximately 93% of the accounts receivable balance at December 31, 2019 represents amounts due from Janssen, Roche and Baxalta.
The following table indicates the percentage of total revenues in excess of 10% with any single customer:

	Year Ended December 31,
	2020	2019	2018
Partner A	35%	40%	72%
Partner B	26%	18%	2%
Partner C	11%	—%	—%
Partner D	8%	23%	—%

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

We attribute revenues under collaborative agreements, including royalties, to the individual countries where the customer is headquartered. We attribute revenues from product sales to the individual countries to which the product is shipped. Worldwide revenues from external customers are summarized by geographic location in the following table (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$106,918	$28,178	$26,527
Switzerland	95,949	109,754	109,890
Ireland	30,552	589	5,075
Belgium	20,086	45,060	—
Japan	10,644	9,905	8,873
All other foreign	3,445	2,506	1,497
Total revenues	$267,594	$195,992	$151,862
We rely on two third-party manufacturers for the supply of bulk rHuPH20 for use in the manufacture of Hylenex recombinant and our other collaboration products and product candidates. Payments due to these suppliers represented 75% and 47% of the accounts payable balance at December 31, 2020 and 2019, respectively. We also rely on a third-party manufacturer for the fill and finish of Hylenex recombinant product under a contract. Payments due to this supplier represented zero and 8% of the accounts payable balance at December 31, 2020 and 2019, respectively.
Accounts Receivable, Net
Accounts receivable is recorded at the invoiced amount and is non-interest bearing. Accounts receivable is recorded net of allowances for doubtful accounts, cash discounts for prompt payment, distribution fees and chargebacks. We recorded no allowance for doubtful accounts at December 31, 2020 and 2019 as the collectability of accounts receivable was reasonably assured.
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
As of December 31, 2020 and 2019, inventories consisted of $1.3 million and $1.4 million, respectively, of Hylenex inventory, net and $59.4 million and $28.0 million, respectively, of bulk rHuPH20, consistent with our plan to build inventory to meet future customer demand.
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
Property and Equipment, Net
Property and equipment, including ROU assets are recorded at cost, less accumulated depreciation and amortization. Equipment is depreciated using the straight-line method over its estimated useful life ranging from three years to ten years and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter.
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
We collect an upfront license payment from collaboration partners, and are also entitled to receive event-based payments subject to collaboration partners’ achievement of specified development, regulatory and sales-based milestones. In several agreements, collaboration partners pay us annual fees to maintain their exclusive license rights if they are unable to advance product development to specified stages. We earn separate fees for bulk rHuPH20 supplies and research and development services. In addition, collaboration partners will pay us royalties at an on average mid-single digit percent rate of their sales if products under the collaboration are commercialized. All amounts owed to us are noncancelable after the underlying triggering event occurs, and nonrefundable once paid. Unless terminated earlier in accordance with its terms, collaborations generally continue in effect until the last to expire royalty payment term, as determined on a product by product and on a country by country basis, with each royalty term starting on the first commercial sale of that product and ending the later of: (i) a specified period or term set forth in the agreement or (ii) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

collaboration. When there are no valid claims during the applicable royalty term in a given country, the royalty rate is reduced for those sales. Collaboration partners may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis generally upon 90 days prior written notice to us. Upon any such termination, the license granted to collaboration partners (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement (as opposed to a termination), the on-going licenses granted will become perpetual, non-exclusive and fully paid.
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
Transaction price for a contract represents the amount to which we are entitled in exchange for providing goods and services to the customer. Transaction price does not include amounts subject to uncertainties unless it is probable that there will be no significant reversal of revenue when the uncertainty is resolved. Apart from the upfront license payment (or target selection fees in the target selection contracts), all other fees we may earn under our collaborative agreements are subject to significant uncertainties of product development. Achievement of many of the event-based development and regulatory milestones may not be probable until such milestones are actually achieved. This generally relates to milestones such as obtaining marketing authorization approvals. With respect to other development milestones, e.g. dosing of a first patient in a clinical trial, achievement could be considered probable prior to its actual occurrence, based on the progress towards commencement of the trial. In order to evaluate progress towards commencement of a trial, we assess the status of activities leading up to our collaboration partner’s initiation of a trial such as feedback received from the FDA (if applicable), completion of IND filings, readiness and availability of drug, readiness of study sites and our collaboration partner’s commitment of resources to the program. We do not include any amounts subject to uncertainties into the transaction price until it is probable that the amount will not result in a significant reversal of revenue in the future. At the end of each reporting period, we re-

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

evaluate the probability of achievement of such milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price.
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

In response to the coronavirus (COVID-19) pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the U.S. The CARES Act includes many measures to assist companies, including temporary changes to income and non-income-based tax laws. One of the key tax provisions of the bill is allowing taxpayers with AMT credits to claim a refund in 2020 for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as originally enacted by the Tax Cuts and Jobs Act (“TCJA”) in 2017. Under the TCJA, we had recorded a receivable for AMT credits that was expected to be received in future years. Under the CARES Act, the remaining receivable for the AMT credit is fully refundable in 2020. Other than the refundability of the AMT credit, at this time, we do not believe that the CARES Act will have a material impact on our financial statements. On December 27, 2020 the Consolidated Appropriations Act, 2021 was signed into law. It provides additional COVID-19 focused relief and extends certain provisions of the CARES Act. At this time, we do not believe that the Consolidated Appropriations Act, 2021 will have a material impact on our financial statements.
Net Income (Loss) Per Share
Basic net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Outstanding stock options, unvested RSAs, unvested RSUs, unvested PSUs and the Convertible Notes are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. For the years ended December 31, 2020, 2019 and 2018, approximately 1.7 million, 33.1 million, and 13.8 million shares, respectively, of outstanding stock options, unvested RSAs, unvested RSUs, unvested PSUs and the Convertible Notes were excluded from the calculation of diluted net income (loss) per common share because their effect was anti-dilutive.
The 19.3 million shares underlying the conversion option of the Convertible Notes does not have an impact on our diluted earnings per share when the average market price of our common stock is less than the conversion price of $23.85 per share, as we will settle the principal amount of the Convertible Notes in cash upon conversion. When the average market price of our common stock exceeds the conversion price, we compute the potentially dilutive impact of the shares of common stock related to the Convertible Notes using the treasury stock method.
A reconciliation of the numerators and the denominators of the basic and diluted net income (loss) per common share computations is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income (loss)	$129,085	$(72,240)	$(80,330)
Denominator:
Weighted average common shares outstanding for basic net income (loss) per share	136,206	144,329	143,599
Net effect of dilutive common stock equivalents	5,257	—	—
Weighted average common shares outstanding for diluted net income (loss) per share	141,463	144,329	143,599
Net income (loss) per share:
Basic	$0.95	$(0.50)	$(0.56)
Diluted	$0.91	$(0.50)	$(0.56)

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Segment Information
We operate our business in one segment, which includes all activities related to the research, development and commercialization of our proprietary enzymes. This segment also includes revenues and expenses related to (i) research and development and bulk rHuPH20 manufacturing activities conducted under our collaborative agreements with third parties and (ii) product sales of Hylenex recombinant. The chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment. Our long-lived assets located in foreign countries had no book value as of December 31, 2019 and 2018. There are no long-lived assets located in foreign countries as of December 31, 2020.

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

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)
The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance requires that the if-converted method is used in computing diluted EPS for all convertible instruments
January 1, 2022 (Early adoption permitted effective January 1, 2021)
We plan to early adopt ASU 2020-06 as of January 1, 2021 on a modified retrospective basis, which is expected to result in an approximate $65.6 million decrease in additional paid in capital from the derecognition of the bifurcated equity component, $52.6 million increase in debt from the derecognition of the discount associated with the bifurcated equity component and $13.0 million decrease to the opening balance of accumulated deficit, representing the cumulative non-cash interest expense recognized related to the amortization of the bifurcated conversion option. We expect to write-off the related deferred tax liabilities of $11.8 million with a corresponding adjustment to the valuation allowance, resulting in no net impact to the cumulative adjustment to retained earnings. As we intended and have the ability to settle the principal amount of the convertible notes in cash upon conversion, in January 2021 we notified the note holders that we will settle the principal of the convertible notes in cash, removing our option to settle the principal of the notes in shares. Therefore, shares used for diluted EPS will continue to be limited to the excess conversion value over the principal amount of the convertible note. Diluted earnings per share will be impacted due to the elimination of non-cash interest expense associated with the amortization of the equity component.

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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

3. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$17,013	$49	$—	$17,062
Corporate debt securities	69,755	42	(8)	69,789
U.S. Treasury securities	45,110	7	—	45,117
Commercial paper	88,342	—	—	88,342
	$220,220	$98	$(8)	$220,310

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$30,484	$55	$—	$30,539
Corporate debt securities	161,308	178	(14)	161,472
U.S. Treasury securities	75,192	40	(5)	75,227
Commercial paper	33,845	—	—	33,845
	$300,829	$273	$(19)	$301,083
As of December 31, 2020, three available-for-sale marketable securities with a fair market value of $21.2 million were in a gross unrealized loss position of $8 thousand. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of December 31, 2020, because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	December 31, 2020	December 31, 2019
	Estimated Fair Value
Due within one year	$220,310	$274,805
After one but within five years	—	26,278
	$220,310	$301,083

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	December 31, 2020			December 31, 2019
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$140,571	$—	$140,571	$119,949	$—	$119,949
Commercial paper	—	7,000	7,000	—	—	—
Available-for-sale marketable securities:
Asset-backed securities	—	17,062	17,062	—	30,539	30,539
Corporate debt securities	—	69,789	69,789	—	161,472	161,472
U.S. Treasury securities	45,117	—	45,117	75,227	—	75,227
Commercial paper	—	88,342	88,342	—	33,845	33,845
	$185,688	$182,193	$367,881	$195,176	$225,856	$421,032
We had no instruments that were classified within Level 3 as of December 31, 2020 and 2019.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

4. Revenue
Our disaggregated revenues were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Royalties	$88,596	$69,899	$78,981

Product sales, net
Sales of bulk rHuPH20	$38,237	$48,285	$12,729
Sales of ENHANZE drug product	719	768	460
Sales of Hylenex	17,031	16,995	15,045
Total product sales, net	55,987	66,048	28,234

Revenues under collaborative agreements:
Upfront license and target nomination fees	37,264	53,000	26,336
Event-based development milestones and regulatory milestone and other fees	69,500	5,500	16,000
Sales-based milestones	15,000	—	—
Research and development services	1,247	1,545	2,311
Total revenues under collaborative agreements	123,011	60,045	44,647

Total revenue	$267,594	$195,992	$151,862
During the year ended December 31, 2020 we recognized revenue related to licenses granted to collaboration partners in prior periods in the amount of $173.1 million. This amount represents royalties and sales milestones earned in the current period, as well as $69.5 million of variable consideration in the contracts where uncertainties have been resolved and the development milestones are probable of being achieved or were achieved. We also recognized revenue of $4.1 million during the year ended December 31, 2020 that had been included in deferred revenues at December 31, 2019. We did not recognize any adjustments to reduce sales reserves and allowances liability related to Hylenex recombinant sales in prior periods.
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
Accounts receivable, net, other contract assets and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Accounts receivable, net	$90,730	$59,442
Other contract assets	7,000	—
Deferred revenues	5,772	5,259
As of December 31, 2020, the amounts included in the transaction price of our contracts with customers, including collaboration partners, and allocated to goods and services not yet provided were $55.3 million of which $49.5 million relates to

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

unfulfilled product purchase orders and $5.8 million has been collected and reported as deferred revenues. The unfulfilled product purchase orders are estimated to be delivered in 2021. Of the total deferred revenues of $5.8 million, $1.7 million is expected to be used by our customers within the next 12 months.
We recognized contract assets of $7.0 million at December 31, 2020, which relate to development milestones deemed probable of receipt for intellectual property licenses granted to collaboration partners in prior periods.
The following table presents amounts under our collaborative agreements included in the transaction price (i.e. cumulative amounts triggered or probable) as of December 31, 2020 (in thousands):

	Upfront (1)	Development (2)	Sales (3)	Total
Collaboration partner and agreement date:
Roche (December 2006, September 2017 and October 2018)	$105,000	$47,000	$22,000	$174,000
Baxalta (September 2007)	10,000	3,000	9,000	22,000
Pfizer (December 2012)	14,500	2,000	—	16,500
Janssen (December 2014)	18,250	42,000	15,000	75,250
AbbVie (June 2015)	23,000	6,000	—	29,000
Lilly (December 2015)	33,000	—	—	33,000
BMS (September 2017)	110,000	10,000	—	120,000
Alexion (December 2017)	40,000	6,000	—	46,000
argenx (February 2019)	40,000	25,000		65,000
Horizon (November 2020)	30,000	—	$—	30,000
Royalties				411,881
Total amounts under our collaborative agreements included in the transaction price				1,022,631
(1)Upfront and additional target selection fees
(2)Event-based development and regulatory milestone amounts and other fees
(3)Sales-based milestone amounts
Through December 31, 2020, our collaboration partners have completed development, obtained marketing authorization approvals for certain indications and commenced commercialization of the following products:
•Janssen, for DARZALEX FASPRO in US in May 2020 and subsequently in other regions.
•Roche, for Herceptin SC in the EU in August 2013 and subsequently in other regions; and MabThera SC in the EU in March 2014 and subsequently in other regions; and Phesgo in the US in June 2020 and subsequently in other regions.
•Baxalta, for HYQVIA in the EU and in the US in May 2013.
The remaining targets and products are currently in the process of development by the collaboration partners.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

5. Certain Balance Sheet Items
Accounts receivable, net consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Accounts receivable from product sales to collaborators	$25,198	$35,649
Accounts receivable from revenues under collaborative agreements	30,404	3,850
Accounts receivable from royalty payments	32,098	17,149
Accounts receivable from other product sales	4,033	3,591
Other contract assets	7,000	—
Subtotal	98,733	60,239
Allowance for distribution fees and discounts	(1,003)	(797)
Total accounts receivable, net	$97,730	$59,442
Inventories consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Raw materials	$5,813	$2,769
Work-in-process	33,738	15,710
Finished goods	21,196	10,880
Total inventories	$60,747	$29,359
Prepaid expenses and other assets consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Prepaid manufacturing expenses	$35,048	$30,156
Prepaid research and development expenses	342	4,964
Other prepaid expenses	2,510	3,655
Other assets	4,441	5,681
Total prepaid expenses and other assets	42,341	44,456
Less long-term portion	(14,067)	(11,083)
Total prepaid expenses and other assets, current	$28,274	$33,373
Prepaid manufacturing expenses include raw materials, slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory as materials are used or the CMO services are complete.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Property and equipment, net consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Research equipment	$7,085	$7,403
Manufacturing equipment	5,336	3,858
Computer and office equipment	4,826	4,859
Leasehold improvements	1,628	1,628
Subtotal	18,875	17,748
Accumulated depreciation and amortization	(11,582)	(10,742)
Subtotal	$7,293	$7,006
Right of use of assets	$3,300	$3,849
Property and equipment, net	$10,593	$10,855
Depreciation and amortization expense was approximately $3.3 million, $4.1 million, and $2.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. The depreciation and amortization expense is inclusive of $1.7 million, $1.8 million ROU asset amortization for the years ended December 31, 2020 and 2019, respectively.
Accrued expenses consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Accrued outsourced research and development expenses	$448	$8,423
Accrued compensation and payroll taxes	8,078	27,888
Accrued outsourced manufacturing expenses	4,535	9,173
Other accrued expenses	6,020	7,876
Lease liability	4,868	6,469
Total accrued expenses	23,949	59,829
Less long-term portion	(3,466)	(4,180)
Total accrued expenses, current	$20,483	$55,649
Expense associated with the accretion of the lease liabilities was approximately $0.5 million and $0.8 million for the twelve months ended December 31, 2020 and 2019, respectively. Total lease expense for the twelve months ended December 31, 2020 and 2019 $2.2 million and $2.6 million respectively.
Cash paid for amounts related to leases for the twelve months ended December 31, 2020 and 2019 was $3.2 million and $3.1 million respectively.
Deferred revenue consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Collaborative agreements
License fees and event-based payments:	—	2,764
Product sales	5,772	2,495
Total deferred revenue	5,772	5,259
Less current portion	(1,746)	(4,012)
Deferred revenue, net of current portion	$4,026	$1,247

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

6. Debt, Net
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
The Convertible Notes will pay interest semi-annually in arrears on June 1st and December 1st of each year, beginning on June 1, 2020, at an annual rate of 1.25%. As of December 31, 2020, the Convertible Notes were convertible into cash, shares of common stock or a combination of cash and shares of common stock, at our election, based on the applicable conversion rate at such time. The Convertible Notes are general unsecured obligations and will rank senior in right of payment to all indebtedness that is expressly subordinated in right of payment to the Convertible Notes, will rank equally in right of payment with all existing and future liabilities that are not so subordinated, will be effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness and will be structurally subordinated to all indebtedness and other liabilities (including trade payables) of the our current or future subsidiaries. The Convertible Notes have a maturity date of December 1, 2024.
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
Upon the occurrence of certain circumstances, holders of the Convertible Notes may require us to purchase all or a portion of their notes for cash, which may require the use of a substantial amount of cash. As of December 31, 2020, the conditional conversion feature was triggered and our notes are classified as a current liability. We believe that it is remote that holders of the notes would choose to convert their notes early because the fair value of the security that a note holder can currently realize in an active market is greater than the conversion value the note holder would realize upon early conversion. For the year ended December 31, 2020, we have positive operating income and positive cash flow from operations and, accordingly, while there can be no assurance, we believe we have the ability to generate sufficient cash flows from operations or to raise additional capital through a variety of financing arrangements to satisfy early conversion of the Convertible Notes.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

As a result of our plans to early adopt ASU 2020-06, in January 2021 we notified the note holders that we will settle the principal of the Convertible Notes in cash. Therefore, upon conversion, the principal value of the Convertible Notes will be paid in cash and depending on our stock price, any additional amount over principal amount will be settled in shares of common stock. The initial conversion rate for the Convertible Notes will be 41.9208 shares of common stock per $1,000 in principal amount of Convertible Notes, equivalent to a conversion price of approximately $23.85 per share of our common stock. The conversion rate is subject to adjustment as described in the Indenture.
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
In connection with the Convertible Notes, we paid the initial purchasers of the Convertible Notes a fee of $12.7 million and incurred additional debt issuance costs totaling $0.3 million, which includes expenses that we paid on behalf of the initial purchasers and expenses incurred directly by us. Debt issuance costs, the initial purchasers’ fee and the equity component is presented as a debt discount as of December 31, 2020 in the amount of $62.8 million, and will be amortized over the remaining estimated term of 3.9 using the effective interest method, utilizing an effective interest rate of 5.10%. The net carrying amount of the debt as of December 31, 2020 is $397.2 million. The fair value of the Convertible Notes, which was estimated using trading levels obtained from third-party service provider (Level 2), was $861.7 million at December 31, 2020 and $461.1 million at December 31, 2019.
For the year ended December 31, 2020 and 2019, we recognized interest expense of $19.9 million and $2.3 million including contractual coupon interest of $5.8 million and $0.7 million and amortization of the debt discount of $14.1 million and $1.6 million, respectively.
As of December 31, 2020, we were in compliance with all covenants under the Indenture and there was no material adverse change in our business, operations or financial condition.
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
Future maturities and interest payments of long-term debt as of December 31, 2020, are as follows (in thousands):

2021	$465,750
2022	—
2023	—
2024	—
2025	—
Total minimum payments	465,750
Less amount representing interest	(5,750)
Gross balance of long-term debt	460,000
Less unamortized debt discount	(62,772)
Present value of long-term debt	397,228
Less current portion of long-term debt	(397,228)
Long-term debt, less current portion and unamortized debt discount	$—

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

7. Share-based Compensation
We currently grant stock options, restricted stock awards, performance stock units and restricted stock units under the Amended and Restated 2011 Stock Plan (“2011 Stock Plan”), which was approved by the stockholders on May 6, 2016 and provides for the grant of up to 44.2 million shares of common stock to selected employees, consultants and non-employee members of our Board of Directors as stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards. Awards are subject to terms and conditions established by the Compensation Committee of our Board of Directors. During the year ended December 31, 2020, we granted share-based awards under the 2011 Stock Plan. At December 31, 2020, 6,704,330 shares were subject to outstanding awards and 10,806,631 shares were available for future grants of share-based awards.
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development	$5,484	$15,107	$17,220
Selling, general and administrative	11,720	19,669	18,476
Share-based compensation expense	$17,204	$34,776	$35,696
Share-based compensation expense by type of share-based award (in thousands):

	Year Ended December 31,
	2020	2019	2018
Stock options	$8,955	$17,624	$18,742
RSAs, RSUs and PSUs	8,249	17,152	16,954
	$17,204	$34,776	$35,696
Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	December 31, 2020
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$18,853	2.60
RSAs	$460	0.33
RSUs	$13,241	2.32
PSUs	$297	1.75
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

A summary of our stock option award activity as of and for the year ended December 31, 2020 is as follows:

	Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	11,548,229	$14.72
Granted	1,602,087	$20.74
Exercised	(4,705,843)	$14.08
Canceled/forfeited	(2,810,851)	$17.02
Outstanding at December 31, 2020	5,633,622	$15.83	6.58	$151.4	million
Vested and expected to vest at December 31, 2020	5,633,622	$15.83	6.58	$151.4	million
Exercisable at December 31, 2020	3,297,904	$13.36	5.08	$96.8	million
The weighted average grant date fair values of options granted during the years ended December 31, 2020, 2019 and 2018 were $20.74 per share, $16.46 per share and $10.33 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was approximately $49.7 million, $10.6 million and $11.5 million, respectively. Cash received from stock option exercises for the years ended December 31, 2020, 2019 and 2018 was approximately $66.2 million, $16.5 million and $16.3 million, respectively.
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

	Year Ended December 31,
	2020	2019	2018
Expected volatility	47.57-51.82%	51.56-56.94%	57.18-70.06%
Average expected term (in years)	5.1	5.5	5.5
Risk-free interest rate	0.22-1.67%	1.35-2.56%	2.25-2.96%
Expected dividend yield	—	—	—

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
The following table summarizes our RSA activity during the year ended December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	211,123	$11.47
Granted	61,803	$22.66
Vested	(210,676)	$11.48
Forfeited	(447)	$8.11
Unvested at December 31, 2020	61,803	$22.66
The estimated fair value of the RSAs was based on the closing market value of our common stock on the date of grant. The total grant date fair value of RSAs vested during the years ended December 31, 2020, 2019 and 2018 was approximately $2.4 million, $3.3 million and $4.5 million, respectively. The fair value of RSAs vested during the years ended December 31, 2020, 2019 and 2018, was approximately $4.3 million, $4.2 million and $7.2 million, respectively.
Restricted Stock Units. A RSU is a promise by us to issue a share of our common stock upon vesting of the unit. The RSUs will generally vest at the rate of one-fourth of the shares on each anniversary of the date of grant.
The following table summarizes our RSU activity during the year ended December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	2,092,439	$15.60
Granted	574,279	$20.25
Vested	(714,868)	$14.12
Forfeited	(921,938)	$16.62
Outstanding at December 31, 2020	1,029,912	$18.31	1.23	$44.0	million
The estimated fair value of the RSUs was based on the closing market value of our common stock on the date of grant. The total grant date fair value of RSUs vested during the years ended December 31, 2020, 2019 and 2018 was approximately $10.1 million, $19.1 million and $6.7 million, respectively. The fair value of RSUs vested during the years ended December 31, 2020, 2019 and 2018 was approximately $14.0 million, $18.5 million and $11.0 million, respectively.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Performance Stock Units. A PSU is a promise by us to issue a share of our common stock upon achievement of a specific performance condition.
The following table summarizes our PSU activity during the year ended December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	—	$0.00
Granted	40,796	$16.32
Vested	—	$0.00
Forfeited	—	$0.00
Outstanding at December 31, 2020	40,796	$16.32
The estimated fair value of the PSUs was based on the closing market value of our common stock on the date of grant. The fair value of PSUs vested during the years ended December 31, 2020, 2019 and 2018 was zero.

8. Stockholders’ Equity
During the years ended December 31, 2020, 2019 and 2018, we issued an aggregate of 4,705,843, 1,540,690 and 1,489,138 shares of common stock, respectively, in connection with the exercises of stock options, for net proceeds of approximately $66.2 million, $16.5 million and $16.3 million, respectively. For the years ended December 31, 2020, 2019 and 2018, we issued 571,963, 952,182 and 442,599 shares of common stock, respectively, upon vesting of certain RSUs for which the RSU holders surrendered 142,905, 140,466 and 139,850 RSUs, respectively, to pay for minimum withholding taxes totaling approximately $5.5 million, $7.0 million and $4.2 million, respectively. Stock options and unvested restricted units totaling approximately 6.7 million, 13.6 million and 13.4 million shares of our common stock were outstanding as of December 31, 2020, 2019 and 2018, respectively.
Share Repurchases
In November 2019, the Board of Directors authorized a capital return program to repurchase up to $550.0 million of outstanding common stock over a three-year period. We may utilize a variety of methods including open market purchases, privately negotiated transactions, accelerated share repurchase programs or any combination of such methods. The Board will regularly review this capital return program in connection with a balanced capital allocation strategy. During 2019, we repurchased approximately 11.1 million shares of common stock for $200.0 million at an average price of $18.03.
During 2020, we repurchased 6.5 million shares of common stock for $150.0 million at an average price of $23.05. The shares were purchased through open market transactions and through an ASR agreement with Bank of America in December 2020, for which we repurchased $21.7 million of common stock and received 0.5 million shares. We retired the repurchased shares and they resumed the status of authorized and unissued shares.
We had the following activity under the approved share repurchase programs (dollars in thousands, except share and per share data)

	2020
	Total Number of Shares Purchased	Weighted Average Price paid Per Share	Total Cost(2)
First quarter(1)	3,188,795	$16.15	$51,574
Second quarter	88,307	$22.58	$1,996
Third quarter	2,134,716	$27.57	$58,902
Fourth quarter(3)	1,095,366	$34.36	$37,645
	6,507,184	$23.05	$150,117
(1) This is in addition to 0.5 million shares delivered in February upon completion of the ASR.
(2) Included in the total cost of shares purchased is a commission fee of $0.02 per share.
(3) This includes the December 2020 ASR.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

9. Commitments and Contingencies
Operating Leases
Our administrative offices and research facilities are located in San Diego, California. We lease an aggregate of approximately 50,000 square feet of office and research space in two buildings. The leases commenced in June 2011, November 2013 and June 2018 and continue through January 2023. The leases are subject to approximately 3.0% annual increases throughout the terms of the leases. We also pay a pro rata share of operating costs, insurance costs, utilities and real property taxes.
Additionally, we lease certain office equipment under operating leases. Total rent expense was approximately $2.3 million, $2.7 million and $2.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Approximate annual future minimum operating lease payments as of December 31, 2020 are as follows (in thousands):

Year:	Operating Leases
2021	$2,563
2022	2,564
2023	150
2024	—
2025	—
Total minimum lease payments	$5,277
Less imputed interest	(409)
Total	$4,868
The weighted-average remaining lease term of our operating leases is approximately 2.06 years.
Other Commitments
We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (“Avid”) and Catalent Indiana LLC (formerly Cook Pharmica LLC) (“Catalent”) to produce supplies of bulk rHuPH20. Under the terms of the agreements, we are committed to certain minimum annual purchases of bulk rHuPH20. At December 31, 2020, we had a $75.9 million minimum purchase obligation in connection with these agreements.
In June 2011, we entered into a services agreement with Patheon for the technology transfer and manufacture of Hylenex recombinant. At December 31, 2020, we had a $1.4 million minimum purchase obligation in connection with this agreement.

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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

10.Income Taxes
Total income (loss) before income taxes summarized by region were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$130,427	$(70,737)	$(45,819)
Foreign	(1,125)	(1,514)	(33,974)
Net income (loss) before income taxes	$129,302	$(72,251)	$(79,793)
Significant components of our net deferred tax assets/(liabilities) were as follows (in thousands).

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$84,278	$39,401
Deferred revenue	253	1,069
Research and development and orphan drug credits	114,357	114,357
Share-based compensation	4,637	9,972
Alternative minimum tax credit	—	1,683
ASC 842 lease liability	1,081	1,454
Interest expense limitation	5,536	2,163
Other, net	3,478	3,037
	213,620	173,136
Valuation allowance for deferred tax assets	(199,827)	(155,100)
Deferred tax assets, net of valuation	13,793	18,036
Deferred tax liabilities:
Depreciation	(1,002)	(865)
Convertible note	(11,776)	(14,450)
ASC 842 right of use asset	(733)	(865)
Other, net	(282)	(173)
Total deferred tax liabilities	(13,793)	(16,353)
Net deferred tax asset	$—	$1,683
A valuation allowance of $199.8 million and $155.1 million has been established to offset the net deferred tax assets as of December 31, 2020 and 2019, respectively, as realization of such assets is uncertain.
We intend to continue maintaining a full valuation allowance on our DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Income tax expense was comprised of the following components (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current - federal	$(11)	$114	$82
Current - state	228	(40)	519
Deferred - federal	—	(85)	(64)
Deferred - state	—	—	—
	$217	$(11)	$537
The provision for income taxes on earnings subject to income taxes differs from the statutory federal income tax rate due to the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Federal income tax expense (benefit) at 21%	$27,153	$(15,173)	$(16,754)
State income tax benefit, net of federal income tax impact	(1,942)	(1,509)	(4,297)
(Decrease) increase in valuation allowance	44,727	8,147	35,731
Worthless stock deduction of international subsidiary	(67,322)	—	—
Foreign income subject to tax at other than federal statutory rate	237	318	7,106
Share-based compensation	(4,117)	315	(441)
Executive compensation limitation	1,434	858	866
Non-deductible expenses and other	47	66	1,599
Research and development credits, net	—	(1,091)	(5,210)
Orphan drug credits, net of federal add back	—	(5,718)	(18,063)
Convertible note discount in APIC	$—	$13,776	$—
	$217	$(11)	$537
At December 31, 2020, our unrecognized tax benefit and uncertain tax positions were $19.2 million. Of this, $0.3 million of this amount would affect the effective tax rate and $18.9 million would affect the effective tax rate only in the event the valuation allowance was removed. Of the unrecognized tax benefits, we do not expect any significant changes to occur in the next 12 months. Interest and/or penalties related to uncertain income tax positions are recognized by us as a component of income tax expense. For the years ended December 31, 2020, 2019 and 2018, we recognized an immaterial amount of interest and penalties.
The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2020	2019	2018
Gross unrecognized tax benefits at beginning of period	$21,483	$20,028	$14,428
Increases in tax positions for prior years	41	69	3,083
Decreases in tax positions for prior years	(2,357)	(23)	—
Increases in tax positions for current year	—	1,409	2,517
Gross unrecognized tax benefits at end of period	$19,167	$21,483	$20,028

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

At December 31, 2020, we had federal, California and other state tax net operating loss carryforwards of approximately $310.8 million, $259.8 million and $45.3 million, respectively.
The following table shows key expiration dates of the federal and California net operating loss carryforwards (in thousands):

		Expires in:
	Net Operating Loss	2020	2021 and beyond	2028 and beyond
Federal	$310,756	$—	$310,756	—
California	$259,840	$—	—	$259,840
At December 31, 2020, we had federal and California research and development tax credit carryforwards of approximately $27.9 million and $19.1 million, respectively. The federal research and development tax credits will begin to expire in 2024 unless previously utilized. The California research and development tax credits will carryforward indefinitely until utilized. Additionally, we had Orphan Drug Credit carryforwards of $88.0 million which will begin to expire in 2034.
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
We do not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiary as it is our intention to utilize those earnings in the foreign operations for an indefinite period of time. At December 31, 2020 and 2019, there were no undistributed earnings in foreign subsidiaries.
We are subject to taxation in the U.S. and in various state and foreign jurisdictions. Our tax years for 2004 and forward are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

11.Employee Savings Plan
We have an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate, provided they meet the requirements of the plan. We are not required to make matching contributions under the plan. However, we voluntarily contributed to the plan approximately $1.1 million, $2.2 million and $1.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

12.Summary of Unaudited Quarterly Financial Information
The following is a summary of our unaudited quarterly results for the years ended December 31, 2020 and 2019 (in thousands):

	Quarter Ended
2020 (Unaudited):	March 31,	June 30,	September 30,	December 31,
Total revenues (1)(2)(3)	$25,354	$55,221	$65,316	$121,703
Gross profit on product sales	$2,360	$597	$3,480	$6,183
Total operating expenses	$28,577	$25,666	$25,017	$44,079
Net (loss) Income	$(6,103)	$25,817	$36,207	$73,164
Net (loss) Income per share:
Basic	$(0.04)	$0.19	$0.27	$0.54
Diluted	$(0.04)	$0.19	$0.25	$0.50
Shares used in computing net (loss) income per share:
Basic	137,186	135,935	136,578	135,107
Diluted	137,186	138,084	142,081	145,122
	Quarter Ended
2019 (Unaudited):	March 31,	June 30,	September 30,	December 31,
Total revenues (4)	$56,949	$39,148	$46,230	$53,665
Gross profit on product sales	$3,741	$3,883	$6,872	$6,006
Total operating expenses(5)	$53,983	$53,125	$70,767	$85,727
Net Income (loss)	$1,796	$(14,624)	$(25,015)	$(34,397)
Net Income (loss) per share:
Basic	$0.01	$(0.10)	$(0.17)	$(0.24)
Diluted	$0.01	$(0.10)	$(0.17)	$(0.24)
Shares used in computing net Income (loss) per share:
Basic	144,743	145,411	146,136	141,046
Diluted	147,474	145,411	146,136	141,046
_______________
(1)Revenue for the quarter ended December 31, 2020 included $57.0 million in revenue under a collaborative agreement from Janssen, argenx, Horizon and BMS.
(2)Revenue for the quarter ended September 30, 2020 included $32.0 million in revenue under a collaborative arrangement from Roche and argenx.
(3)Revenue for the quarter ended June 30, 2020 included $32.3 million in revenue under a collaborative arrangement from Janssen and BMS.
(4)Revenue for the quarter ended March 31, 2019 included $30.0 million in revenue under a collaborative arrangement from argenx.
(5)Total operating expenses for the quarter ended December 31, 2019 included $28.4 million restructuring charges.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Halozyme Therapeutics, Inc.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
For the year ended December 31, 2020
Accounts receivable allowances (1)	$797	$13,276	$(13,070)	$1,003
For the year ended December 31, 2019
Accounts receivable allowances (1)	$592	$7,327	$(7,122)	$797
For the year ended December 31, 2018
Accounts receivable allowances (1)	$559	$5,988	$(5,955)	$592
_______________
(1)Allowances are for chargebacks, prompt payment discounts and distribution fees related to Hylenex recombinant product sales.