Form 10-Q
period 2021-03-31
HALOZYME THERAPEUTICS, INC.
filed 2021-05-10
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 142,385,930 as of May 5, 2021.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$499,450	$147,703
Marketable securities, available-for-sale	264,856	220,310
Accounts receivable, net and other contract assets	88,391	97,730
Inventories	58,343	60,747
Prepaid expenses and other assets	30,679	28,274
Total current assets	941,719	554,764
Property and equipment, net	10,366	10,593
Prepaid expenses and other assets	13,997	14,067
Restricted cash	500	500
Total assets	$966,582	$579,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$535	$1,928
Accrued expenses	16,098	20,483
Deferred revenue, current portion	1,746	1,746
Current portion of long-term debt, net	89,042	397,228
Total current liabilities	107,421	421,385
Deferred revenue, net of current portion	4,026	4,026
Long-term debt, net	784,731	—
Other long-term liabilities	2,809	3,466
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 143,380 and 135,030 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	143	135
Additional paid-in capital	501,186	625,483
Accumulated other comprehensive (loss) income	(9)	22
Accumulated deficit	(433,725)	(474,593)
Total stockholders’ equity	67,595	151,047
Total liabilities and stockholders’ equity	$966,582	$579,924
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Royalties	$36,923	$16,822
Product sales, net	21,766	8,147
Revenues under collaborative agreements	30,333	385
Total revenues	89,022	25,354
Operating expenses:
Cost of product sales	18,219	5,787
Research and development	9,009	10,158
Selling, general and administrative	11,059	12,632
Total operating expenses	38,287	28,577
Operating income (loss)	50,735	(3,223)
Other income (expense):
Investment and other income, net	276	2,479
Inducement expense related to convertible notes	(20,960)	—
Interest expense	(1,965)	(5,348)
Net income (loss) before income taxes	28,086	(6,092)
Income tax expense	191	11
Net income (loss)	$27,895	$(6,103)

Net income (loss) per share:
Basic	$0.20	$(0.04)
Diluted	$0.19	$(0.04)

Shares used in computing net income (loss) per share:
Basic	137,952	137,186
Diluted	148,540	137,186
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$27,895	$(6,103)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(83)	(229)
Foreign currency translation adjustment	35	(1)
Unrealized gain on foreign currency	17	1
Total comprehensive income (loss)	$27,864	$(6,332)
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,

	2021	2020
Operating activities:
Net income (loss)	$27,895	$(6,103)
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Share-based compensation	4,923	4,531
Depreciation and amortization	738	857
Amortization of debt discount	741	3,478
Accretion of discounts on marketable securities, net	351	9
Gain on disposal of equipment	—	(597)
Recognition of deferred revenue	—	(606)
Lease payments deferred	(203)	(221)
Induced conversion expense related to convertible notes	20,960	—
Other	—	(4)
Changes in operating assets and liabilities:
Accounts receivable, net and other contract assets	9,339	29,693
Inventories	2,513	(12,093)
Prepaid expenses and other assets	(2,335)	3,833
Accounts payable and accrued expenses	(6,626)	(27,621)
Net cash provided by (used in) operating activities	58,296	(4,844)
Investing activities:
Purchases of marketable securities	(120,980)	(63,257)
Proceeds from maturities of marketable securities	76,000	100,742
Purchases of property and equipment	(270)	(114)
Proceeds from disposal of property and equipment	—	738
Net cash (used in) provided by investing activities	(45,250)	38,109
Financing activities:
Proceeds from issuance of long-term debt, net	784,875	—
Repayment of long-term debt	(369,064)	(16,699)
Payment of debt issuance cost	(329)	(68)
Repurchase of common stock	(76,179)	(51,574)
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	(602)	19,717
Net cash provided by (used in) financing activities	338,701	(48,624)
Net increase (decrease) in cash, cash equivalents and restricted cash	351,747	(15,359)
Cash, cash equivalents and restricted cash at beginning of period	148,203	120,679
Cash, cash equivalents and restricted cash at end of period	$499,950	$105,320

Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for purchases of property and equipment	$288	$347
Right-of-use assets obtained in exchange for lease obligation	$179	$1,589
Debt issuances cost included in accounts payable	$95	$—
Common stock issued for induced conversion related to convertible notes	$7,865	$—
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (in thousands)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2020	135,030	135	625,483	22	(474,593)	151,047
Cumulative adjustment from adoption of ASU 2020-06			(65,535)		12,973	(52,562)
Share-based compensation expense	—	—	4,923	—	—	4,923
Issuance of common stock for the induced conversion related to convertible notes	9,083	9	13,095	—	—	13,104
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	563	—	(602)	—	—	(602)
Repurchase of common stock	(1,296)	(1)	(76,178)			(76,179)
Other comprehensive loss	—	—	—	(31)	—	(31)
Net income	—	—	—	—	27,895	27,895
BALANCE AS OF MARCH 31, 2021	143,380	143	501,186	(9)	(433,725)	67,595

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2019	136,713	137	695,066	240	(603,678)	91,765
Share-based compensation expense	—	—	4,531	—	—	4,531
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	2,355	2	19,715	—	—	19,717
Cancellation of restricted stock awards, net	(1)	—	—	—	—	—
Repurchase of common stock	(3,703)	(4)	(51,570)			(51,574)
Equity Component of convertible notes			(65)			(65)
Other comprehensive loss	—	—	—	(229)	—	(229)
Net loss	—	—	—	—	(6,103)	(6,103)
BALANCE AS OF MARCH 31, 2020	135,364	135	667,677	11	(609,781)	58,042
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
We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Baxalta US Inc. and Baxalta GmbH (now members of the Takeda group of companies, following the acquisition of Shire plc by Takeda Pharmaceutical Company Limited in January 2019) (“Baxalta”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol-Myers Squibb Company (“BMS”), Alexion Pharma Holding (“Alexion”), ARGENX BVBA (“argenx”) and Horizon Therapeutics plc. (“Horizon”). We receive royalties from three of these collaborations, including royalties from sales of one product from the Baxalta collaboration, and three products from the Roche collaboration and one product from Janssen collaboration. Future potential revenues from royalties and fees from ENHANZE collaborations and the sales and/or royalties of our approved products will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
Except where specifically noted or the context otherwise requires, references to “Halozyme,” “the Company,” “we,” “our,” and “us” in these notes to the condensed consolidated financial statements refer to Halozyme Therapeutics, Inc. and its wholly owned subsidiary, Halozyme, Inc., and Halozyme, Inc.’s wholly owned subsidiaries, Halozyme Switzerland GmbH and Halozyme Switzerland Holdings GmbH.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Operating results for interim periods are not necessarily indicative of the operating results for an entire fiscal year.
The accompanying interim unaudited condensed consolidated financial statements include the accounts of Halozyme Therapeutics, Inc. and our wholly owned subsidiary, Halozyme, Inc., and Halozyme, Inc.’s wholly owned subsidiaries, Halozyme Switzerland GmbH and Halozyme Switzerland Holdings GmbH. All intercompany accounts and transactions have been eliminated.
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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within ninety days or less from the date of purchase. As of March 31, 2021, our cash equivalents consisted of money market funds.
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
Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At March 31, 2021 and December 31, 2020, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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
As of March 31, 2021, and December 31, 2020, inventories consisted of $1.5 million and $1.3 million, respectively, of Hylenex inventory, net and $56.8 million and $59.4 million, respectively, of bulk rHuPH20, consistent with our plan to build inventory to meet future customer demand.
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
We also fulfill purchase orders for supply of bulk rHuPH20 and perform research and development services pursuant to projects authorization forms for our collaboration partners, which represent separate contracts. Additionally, we price our supply of bulk rHuPH20 and research and development services at our regular selling prices, called standalone selling price or “SSP”. Therefore, our collaboration partners do not have material rights to order these items at prices not reflective of SSP. Refer to the discussion below regarding recognition of revenue for these separate contracts.
Transaction price for a contract represents the amount to which we are entitled in exchange for providing goods and services to the customer. Transaction price does not include amounts subject to uncertainties unless it is probable that there will be no significant reversal of revenue when the uncertainty is resolved. Apart from the upfront license payment (or target selection fees in the target selection contracts), all other fees we may earn under our collaborative agreements are subject to significant uncertainties of product development. Achievement of many of the event-based development and regulatory milestones may not be probable until such milestones are actually achieved. This generally relates to milestones such as obtaining marketing authorization approvals. With respect to other development milestones, e.g. dosing of a first patient in a clinical trial, achievement could be considered probable prior to its actual occurrence, based on the progress towards commencement of the trial. In order to evaluate progress towards commencement of a trial, we assess the status of activities leading up to our collaboration partner’s initiation of a trial such as feedback received from the applicable regulatory authorities, completion of IND or equivalent filings, readiness and availability of drug, readiness of study sites and our collaboration partner’s commitment of resources to the program. We do not include any amounts subject to uncertainties into the transaction price until it is probable that the amount will not result in a significant reversal of revenue in the future. At the end of each reporting period, we re-evaluate the probability of achievement of such milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price.
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
Hylenex® Recombinant
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
ENHANZE® Drug Product
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
Research and Development Expenses
Research and development expenses include salaries and benefits, facilities and other overhead expenses, research related manufacturing services, contract services and other outside expenses. Research and development expenses are charged to operating expenses as incurred when these expenditures relate to our research and development efforts and have no alternative future uses.
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
Income Taxes
We provide for income taxes using the liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities at each year end and their respective tax bases and are measured using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Significant judgment is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and the valuation allowance to record against our net deferred tax assets, which are based on complex and evolving tax regulations throughout the world. Deferred tax assets (“DTA”) and other tax benefits are recorded when it is more likely than not that the position will be sustained upon audit. While we have begun to utilize certain of our net operating losses, we have not yet established a track record of profitability. Accordingly, valuation allowances have been recorded to reduce our net deferred tax assets to zero until such time as we can demonstrate an ability to realize them.
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
January 1, 2022 (Early adoption permitted effective January 1, 2021)
We early adopted ASU 2020-06 as of January 1, 2021 on a modified retrospective basis, which resulted in an approximately $65.6 million decrease in additional paid in capital from the derecognition of the bifurcated equity component, $52.6 million increase in debt from the derecognition of the discount associated with the bifurcated equity component and $13.0 million decrease to the opening balance of accumulated deficit, representing the cumulative non-cash interest expense recognized related to the amortization of the bifurcated conversion option related to the 2024 Convertible Notes. We derecognized the related deferred tax liabilities of $11.8 million with a corresponding adjustment to the valuation allowance, resulting in no net impact to the cumulative adjustment to retained earnings. As we committed to settle the principal amount of the convertible notes in cash upon conversion, shares used for diluted EPS will continue to be limited to the excess conversion value over the principal amount of the convertible note. Diluted earnings per share is also impacted due to the elimination of non-cash interest expense associated with the amortization of the equity component.

3. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	31,764	17	(2)	31,779
Corporate debt securities	68,972	5	(22)	68,955
U.S. Treasury securities	50,381	10	(2)	50,389
Commercial paper	113,733	—	—	113,733
	264,850	32	(26)	264,856

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$17,013	$49	$—	$17,062
Corporate debt securities	69,755	42	(8)	69,789
U.S. Treasury securities	45,110	7	—	45,117
Commercial paper	88,342	—	—	88,342
	$220,220	$98	$(8)	$220,310
As of March 31, 2021, 12 available-for-sale marketable securities with a fair market value of $80.6 million were in a gross unrealized loss position of $26 thousand. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of March 31, 2021, because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	March 31, 2021	December 31, 2020
	Estimated Fair Value
Due within one year	$223,669	$220,310
After one but within five years	41,187	—
	$264,856	$220,310
The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2021			December 31, 2020
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$499,409	$—	$499,409	$140,571	$—	$140,571
Commercial paper	—	—	—	—	7,000	7,000

Available-for-sale marketable securities:
Asset-backed securities	—	31,779	31,779	—	17,062	17,062
Corporate debt securities	—	68,955	68,955	—	69,789	69,789
U.S. Treasury securities	50,389	—	50,389	45,117	—	45,117
Commercial paper	—	113,733	113,733	—	88,342	88,342
	$549,798	$214,467	$764,265	$185,688	$182,193	$367,881
We had no instruments that were classified within Level 3 as of March 31, 2021 and December 31, 2020.

4. Revenue
Our disaggregated revenues were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Royalties	$36,923	$16,822

Product sales, net
Sales of bulk rHuPH20	$16,770	$3,767
Sales of ENHANZE drug product	—	46
Sales of Hylenex	4,996	4,334
Total product sales, net	21,766	8,147

Revenues under collaborative agreements:
Event-based development and regulatory milestones and other fees	30,000	—
Research and development services	333	385
Total revenues under collaborative agreements	30,333	385

Total revenue	$89,022	$25,354
During the three months ended March 31, 2021 we recognized revenue related to licenses granted to collaboration partners in prior periods in the amount of $66.9 million. This amount represents royalties earned in the current period in addition to $30.0 million of variable consideration in the contracts where uncertainties have been resolved and the development milestones were expected to be achieved or were achieved. There was no revenue recognized during the three months ended March 31, 2021 that had been included in deferred revenues at December 31, 2020.
Accounts receivable, net, and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accounts receivable, net	$58,391	$90,730
Other contract assets	30,000	7,000
Deferred revenues	5,772	5,772
As of March 31, 2021, the amounts included in the transaction price of our contracts with customers, including collaboration partners, and allocated to goods and services not yet provided were $75.2 million, of which $69.4 million relates to unfulfilled purchase commitments and $5.8 million has been collected and is reported as deferred revenues. The unfulfilled purchase commitments are estimated to be delivered by the end of the second quarter of 2022. Of the total deferred revenues of $5.8 million, $1.7 million is expected to be used by our customers within the next 12 months.
We recognized contract assets of $30.0 million at March 31, 2021, which relate to development milestones deemed probable of receipt for intellectual property licenses granted to collaboration partners in prior periods.

5. Certain Balance Sheet Items
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accounts receivable from product sales to collaborators	$17,749	$25,198
Accounts receivable from revenues under collaborative agreements	365	30,404
Accounts receivable from royalty payments	36,571	32,098
Accounts receivable from other product sales	4,810	4,033
Other contract assets	30,000	7,000
Subtotal	89,495	98,733
Allowance for distribution fees and discounts	(1,104)	(1,003)
Total accounts receivable, net	$88,391	$97,730
Inventories consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$6,037	$5,813
Work-in-process	19,441	33,738
Finished goods	32,865	21,196
Total inventories	$58,343	$60,747
Prepaid expenses and other assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid manufacturing expenses	$40,610	$35,048
Prepaid research and development expenses	473	342
Other prepaid expenses	1,733	2,510
Other assets	1,860	4,441
Total prepaid expenses and other assets	44,676	42,341
Less long-term portion	(13,997)	(14,067)
Total prepaid expenses and other assets, current	$30,679	$28,274
Prepaid manufacturing expenses include raw materials, slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory as materials are used or the contract manufacturing organization services are complete.
Property and equipment, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Research equipment	$6,983	$7,085
Manufacturing equipment	5,597	5,336
Computer and office equipment	4,712	4,826
Leasehold improvements	1,628	1,628
Subtotal	18,920	18,875
Accumulated depreciation and amortization	(11,649)	(11,582)
Subtotal	7,271	7,293
Right of use assets	3,095	3,300
Property and equipment, net	$10,366	$10,593
Depreciation and amortization expense was approximately $0.7 million and $0.9 million, inclusive of ROU asset amortization of $0.4 million and $0.5 million for the three months ended March 31, 2021 and 2020 respectively.

Accrued expenses consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued outsourced research and development expenses	$467	$448
Accrued compensation and payroll taxes	3,958	8,078
Accrued outsourced manufacturing expenses	4,973	4,535
Other accrued expenses	5,048	6,020
Lease liability	4,461	4,868
Total accrued expenses	18,907	23,949
Less long-term portion	(2,809)	(3,466)
Total accrued expenses, current	$16,098	$20,483
Expense associated with the accretion of the lease liabilities was approximately $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020 respectively. Total lease expense for the three months ended March 31, 2021 and 2020 was $0.5 million and $0.6 million respectively.
Cash paid for amounts related to leases for the three months ended March 31, 2021 and 2020 was $0.7 million and $0.8 million, respectively.

6. Long-Term Debt, Net
0.25% Convertible Notes due 2027
In March 2021, we completed the sale of $805.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due 2027 (the “2027 Convertible Notes” and collectively with the 2024 Convertible Notes the “Convertible Notes”). The net proceeds in connection with the issuance of the 2027 Convertible Notes, after deducting the initial purchasers’ fee of $20.1 million, was approximately $784.9 million. We also incurred additional debt issuance costs totaling $0.4 million. Debt issuance costs and the initial purchasers’ fee are presented as a debt discount.
The 2027 Convertible Notes pay interest semi-annually in arrears on March 1st and September 1st of each year at an annual rate of 0.25%. The 2027 Convertible Notes are general unsecured obligations and will rank senior in right of payment to all indebtedness that is expressly subordinated in right of payment to the 2027 Convertible Notes, will rank equally in right of payment with all existing and future liabilities that are not so subordinated, will be effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness and will be structurally subordinated to all indebtedness and other liabilities (including trade payables) of our current or future subsidiaries. The 2027 Convertible Notes have a maturity date of March 1, 2027.
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. The Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately preceding the maturity date. As of March 31, 2021, the 2027 Convertible Notes are not convertible.
Upon conversion, we will pay cash for the settlement of principal and for the premium, if applicable, we will pay cash, deliver shares of common stock or a combination of cash and shares of common stock, at our election. The initial conversion rate for the 2027 Convertible Notes will be 12.9576 shares of common stock per $1,000 in principal amount of 2027 Convertible Notes, equivalent to a conversion price of approximately $77.17 per share of our common stock. The conversion rate is subject to adjustment.
As of March 31, 2021, we were in compliance with all covenants and there was no material adverse change in our business, operations or financial condition.

1.25% Convertible Notes due 2024
In November 2019, we completed the sale of $460.0 million in aggregate principal amount of 1.25% Convertible Senior Notes due 2024 (“2024 Convertible Notes”). The net proceeds in connection with the 2024 Convertible Notes, after deducting the initial purchasers’ fee of $12.7 million, was approximately $447.3 million. We also incurred debt issuance cost totaling $0.3 million. Debt issuance costs and the initial purchasers’ fee are presented as a debt discount.
The 2024 Convertible Notes pay interest semi-annually in arrears on June 1st and December 1st of each year, beginning on June 1, 2020, at an annual rate of 1.25%. The 2024 Convertible Notes are general unsecured obligations and will rank senior in right of payment to all indebtedness that is expressly subordinated in right of payment to the 2024 Convertible Notes, will rank equally in right of payment with all existing and future liabilities that are not so subordinated, will be effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness and will be structurally subordinated to all indebtedness and other liabilities (including trade payables) of the our current or future subsidiaries. The 2024 Convertible Notes have a maturity date of December 1, 2024.
Holders may convert their 2024 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum; (4) if we call such notes for redemption; and (5) at any time from, and including, June 1, 2024 until the close of business on the scheduled trading day immediately before the maturity date. As of March 31, 2021, the 2024 Convertible Notes are convertible and are classified as a current liability.
In January 2021 we notified the note holders our irrevocable election to settle the principal of the 2024 Convertible Notes in cash and for the premium, if applicable, deliver shares of common stock. The conversion rate for the 2024 Convertible Notes will be 41.9208 shares of common stock per $1,000 in principal amount of 2024 Convertible Notes, equivalent to a conversion price of approximately $23.85 per share of our common stock. The conversion rate is subject to adjustment.
In March 2021, we completed a privately negotiated induced conversion of $369.1 million principal amount of the 2024 Convertible Notes (“Note Repurchases” or the “Induced Conversion”). In connection with the Induced Conversion, we paid approximately $370.2 million in cash, which includes principal and accrued interest, and issued approximately 9.08 million shares of our common stock representing the intrinsic value based on the contractual conversion rate and incremental shares as an inducement for conversion. As a result of the Induced Conversion, we recorded $21.0 million in induced conversion expense which is included in Other income (expense) of the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021. The induced conversion expense represents the fair value of the common stock issued upon conversion in excess of the common stock issuable under the original terms of the 2024 Convertible Notes.
As of March 31, 2021, we were in compliance with all covenants and there was no material adverse change in our business, operations or financial condition.
Net Carrying Amounts of the Convertible Notes
The carrying amount and fair value of our Convertible Notes were as follows as of the dates indicated. As disclosed in Note 2, we early adopted ASU 2020-06 as of January 1, 2021 on a modified retrospective basis which adoption is reflected in the following table (in thousands).

	March 31, 2021	January 1, 2021
Principal amount:
2024 Convertible Notes	$90,936	$460,000
2027 Convertible Notes	805,000	—
Total Principal Amount	$895,936	$460,000

Unamortized debt discount:
2024 Convertible Notes	$(1,894)	$(10,211)
2027 Convertible Notes	(20,269)	—
Total unamortized debt discount	$(22,163)	$(10,211)

Carrying amount:
2024 Convertible Notes	$89,042	$449,789
2027 Convertible Notes	784,731	—
Total carrying amount	$873,773	$449,789

Fair value based on trading levels (Level 2):
2024 Convertible Notes	$167,222	$861,738
2027 Convertible Notes	734,707	—
Total fair value of outstanding notes	$901,929	$861,738

Remaining amortization per period of debt discount (in years):
2024 Convertible Notes	3.7	3.9
2027 Convertible Notes	5.9	n/a

The following table summarizes the components of interest expense and the effective interest rates for each of our Convertible Notes for the periods shown (in thousands).

	Three Months Ended March 31,
	2021	2020
Coupon Interest:
2024 Convertible Notes	$1,053.1	$1,437.5
2027 Convertible Notes	167.7	—
Total Coupon Interest	$1,220.8	$1,437.5

Amortization of debt discount:
2024 Convertible Notes	$461.3	$3,462.9
2027 Convertible Notes	279.7	—
Total amortization of debt discount	$741.0	$3,462.9

Interest expense:
2024 Convertible Notes	$1,514.4	$4,900.4
2027 Convertible Notes	447.4	—
Total interest expense	$1,961.8	$4,900.4

Effective interest rates:
2024 Convertible Notes	1.8%	5.1%
2027 Convertible Notes	0.7%	n/a
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

7. Share-based Compensation
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$1,648	$1,550
Selling, general and administrative	3,275	2,981
Share-based compensation expense	$4,923	$4,531
Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options	$2,482	$2,383
RSAs, RSUs and PSUs	2,441	2,148
	$4,923	$4,531
We granted stock options to purchase approximately 0.7 million and 1.3 million shares of common stock during the three months ended March 31, 2021 and 2020, respectively. The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes model”). Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments. The assumptions used in the Black-Scholes model were as follows:

	Three Months Ended March 31,
	2021	2020
Expected volatility	45.75-46.45%	50.92-51.30%
Average expected term (in years)	4.7	5.5
Risk-free interest rate	0.36-0.71%	0.88-1.67%
Expected dividend yield	—	—
Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	March 31, 2021
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$28,628	2.73
RSAs	$115	0.08
RSUs	$24,657	2.80
PSUs	$2,737	2.50

8. Stockholders’ Equity
During the three months ended March 31, 2021 and 2020, we issued an aggregate of 280,946 and 1,792,043 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $13.24 and $12.56 per share, respectively, for net proceeds of approximately $3.7 million and $22.5 million, respectively. For the three months ended March 31, 2021 and 2020, we issued 282,774 and 563,603 shares of common stock, respectively, upon vesting of certain RSUs for which 87,324 and 140,525 RSUs were withheld from the RSU holders, respectively, to pay for minimum withholding taxes totaling approximately $7.8 million and $5.4 million, respectively. Stock options and unvested restricted units totaling approximately 7.0 million shares and 6.7 million shares of our common stock were outstanding as of March 31, 2021 and December 31, 2020, respectively.
Share Repurchases
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
In February 2021, we entered into an ASR agreement with Bank of America to repurchase $75.0 million of common stock. At inception, pursuant to the agreement, we paid $75.0 million to Bank of America and took an initial delivery of 1.3 million shares. In April 2021, we finalized the transaction and received an additional 0.5 million shares. We retired the repurchased shares and they resumed the status of authorized and unissued shares.
We had the following activity under the approved share repurchase programs (dollars in thousands, except share and per share data):

	2021
	Total Number of Shares Purchased	Weighted-Average Price paid Per Share	Total Cost(1)
First quarter (2)	1,775,945	$42.89	$76,179
	1,775,945	$42.89	$76,179
(1) Included in the total cost of shares purchased is a commission fee of $0.02 per share.
(2) This includes 0.5 million shares delivered in April upon completion of the ASR.

9. Net Income (loss) per share
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
Potentially dilutive common shares issuable upon vesting of stock options, RSAs, RSUs and PSUs are determined using the average share price for each period under the treasury stock method. Potentially dilutive common shares issuable upon conversion of our Convertible Notes are determined using the if-converted method. Since we have committed to settle the principal amount of the Convertible Notes in cash upon conversion the number of shares for the conversion spread will be included as a dilutive common stock equivalent.
A reconciliation of the numerators and the denominators of the basic and diluted net income (loss) per common share computations is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income (loss)	$27,895	$(6,103)
Denominator:
Weighted average common shares outstanding for basic net income (loss) per share	137,952	137,186
Dilutive potential common stock outstanding:
Stock Options	3,223	—
RSAs, RSUs and PSUs	702	—
Convertible Notes	6,663	—
Weighted average common shares outstanding for diluted net income (loss) per share	148,540	137,186
Net income (loss) per share:
Basic	$0.20	$(0.04)
Diluted	$0.19	$(0.04)
Shares which have been excluded from the calculation of diluted net income (loss) per common share because their effect was anti-dilutive, include the following (shares in millions):

	Three Months Ended March 31,
	2021	2020
Antidilutive securities (1)	13.4	29.2
(1). The antidilutive securities include outstanding stock options, unvested RSAs, unvested RSUs, unvested PSUs and Convertible Notes.

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
Our commitments include payments related to our commenced operating leases. Approximate annual future minimum operating lease payments as of March 31, 2021 are as follows (in thousands; excluding the three months ended March 31, 2021):

Year:	Operating Leases
2021	$1,963
2022	2,660
2023	162
2024	—
2025	—
Total minimum lease payments	$4,785
Less imputed interest	$(324)
Total	$4,461
The weighted-average remaining lease term of our operating leases is approximately 1.9 years.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this report, unless the context suggests otherwise, references to “Halozyme,” “the Company,” “we,” “our,” “ours,” and “us” refer to Halozyme Therapeutics, Inc., its wholly owned subsidiary, Halozyme, Inc. and Halozyme Inc.’s wholly owned subsidiaries, Halozyme Switzerland GmbH and Halozyme Switzerland Holdings GmbH. References to “Notes” refer to the Notes to Condensed Consolidated Financial Statements included herein (refer to Item 1 of Part I).
The following information should be read in conjunction with the interim unaudited condensed consolidated financial statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2020, included in our Annual Report on Form 10-K for the year ended December 31, 2020. Past financial or operating performance is not necessarily a reliable indicator of future performance, and our historical performance should not be used to anticipate results or future period trends.
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than statements of historical fact are, or may be deemed to be, forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity,” “project” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development or regulatory approval of new partner products, enhancements of existing products or technologies, timing and success of the launch of new products by our collaborators, third party performance under key collaboration agreements, the ability of our bulk drug manufacturers to provide adequate supply for our collaboration partners, revenue, expense and cash burn levels, anticipated amounts and timing of share repurchases, anticipated profitability and expected trends, the potential impact of the COVID-19 global pandemic on our business and trends and other statements regarding matters that are not historical are forward-looking statements. Such statements reflect management’s current forecast of certain aspects of our future, are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements due to a number of factors including, but not limited to, those set forth below under the section entitled “Risks Factors” and elsewhere in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report.
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

We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Baxalta US Inc. and Baxalta GmbH (now members of the Takeda group of companies, following the acquisition of Shire plc by Takeda Pharmaceutical Company Limited in January 2019) (Baxalta), Pfizer Inc. (Pfizer), Janssen Biotech, Inc. (Janssen), AbbVie, Inc. (AbbVie), Eli Lilly and Company (Lilly), Bristol Myers Squibb Company (BMS), Alexion Pharma Holding (Alexion), ARGENX BVBA (argenx) and Horizon Therapeutics plc. (Horizon). We receive royalties from three of these collaborations, including royalties from sales of one product from the Baxalta collaboration, three products from the Roche collaboration and one product from Janssen collaboration. Future potential revenues from royalties and fees from ENHANZE collaborations and the sales and/or royalties of our approved products will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
Our first quarter of 2021 and recent key events are as follows:
Collaborators
•BMS has advanced plans to initiate a Phase 3 study of nivolumab using ENHANZE® technology for patients with advanced or metastatic clear cell renal cell carcinoma. Accordingly, we recognized $25 million in milestone revenues.
•In March 2021, Janssen Pharmaceutical K.K. announced approval from Japan's Ministry of Health, Labour and Welfare (MHLW) for the subcutaneous formulation of DARZALEX® (known as DALACURO® in Japan) for the treatment of multiple myeloma. Accordingly, we recognized $5 million in milestone revenues.
•In March 2021, Horizon completed dosing in a Phase 1 study exploring the SC formulation of TEPEZZA for the treatment of thyroid eye disease, a progressive and vision-threatening rare autoimmune disease. The trial is a small, single-dose Phase 1 pharmacokinetic trial which includes evaluating the use of ENHANZE technology for an SC formulation.
•In March 2021, the National Institute of Allergy and Infectious Diseases’ Vaccine Research Center (VRC), part of National Institute of Health (NIH), dosed the first patient with N6LS, a broadly neutralizing antibody against HIV, using ENHANZE technology in a Phase 1 study to optimize subcutaneous administration of N6LS for HIV treatment.
•In February 2021, argenx initiated a Phase 3 study of ARGX-113 using ENHANZE technology for patients with chronic inflammatory demyelinating polyneuropathy (CIDP) and initiated a Phase 3 study of ARGX-113 using ENHANZE technology in myasthenia gravis (MG), an autoimmune disorder of the musculoskeletal system caused by IgG autoantibodies.
•In January 2021, argenx initiated a Phase 3 study of ARGX-113 utilizing ENHANZE in pemphigus vulgaris (PV), a rare autoimmune disease that causes painful blisters on the skin and mucous membranes.
•In January 2021, we announced that Janssen received accelerated approval from the U.S Food and Drug Administration (FDA) for DARZALEX FASPRO® (daratumumab hyaluronidase human-fihj) in combination with bortezomib, cyclophosphamide and dexamethasone (D-VCd) for the treatment of adult patients with newly diagnosed light chain (AL) amyloidosis. AL amyloidosis is a rare and potentially fatal disease that develops when plasma cells in the bone marrow generate abnormal light chains, which form amyloid deposits in vital organs and lead to organ deterioration. There were no approved therapies for these patients prior to DARZALEX FASPRO.
Corporate
•In March 2021, we completed the sale of $805.0 million aggregate principal amount of the 2027 Convertible Senior Note. We used a portion of the net proceeds to facilitate an induced conversion of 80% of the 2024 Convertible Senior Notes. In connection with the Induced Conversion, we paid the holders $370.2 million in cash and issued 9.08 million shares.
•In the first quarter of 2021 we repurchased 1.8 million shares of common stock in open market purchases and accelerated share repurchases for $76.2 million at an average price per share of $42.89. Since the inception of our capital return program in November 2019 to repurchase up to $550.0 million of outstanding common stock over a three-year period, we have repurchased a total of 19.4 million shares for $426.2 million at an average price per share of $21.99 as of March 31, 2021.

Product and Product Candidates
We currently have one marketed proprietary product and five marketed partnered products. The following table summarizes our proprietary product, marketed partnered products and product candidates under development with our collaborators:

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	APPROVED INDICATION	PHASE 1 / PHASE 2 / PHASE 3 / FILED / APPROVED
PROPRIETARY APPROVED PRODUCT			
HYLENEX® recombinant (hyaluronidase human injection)	Various	Adjuvant for subcutaneous fluid delivery for dispersion & absorption of other injected drugs	Approved in the U.S.
ENHANZE™ COLLABORATION APPROVED PRODUCTS			
Roche Herceptin® SC (trastuzumab) (Outside the U.S.) Herceptin Hylecta™ (trastuzumab and hyaluronidase-oysk) (U.S.)	Oncology	Breast Cancer	Approved in the U.S., EU and other countries outside the U.S. (OUS)
Phesgo® (pertuzumab/trastuzumab/hyaluronidase-zzfx) (U.S.) and (pertuzumab/trastuzumab) (EU)	Oncology	Breast Cancer	Approved in the U.S. and EU
MabThera® SC (rituximab) (Outside the U.S) RITUXAN HYCELA™ (rituximab/hyaluronidase human) (U.S.) RITUXAN® SC (rituximab) (Canada)	Oncology	Multiple blood cancers	Approved for NHL in EU and OUS; Approved for CLL in EU and OUS Approved for DLBCL, CLL and FL in the U.S.
Baxalta HYQVIA® [Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase]	Immunology	Primary Immunodeficiency, Secondary Immunodeficiencies in EU	Approved for adults in U.S., EU and OUS; Pediatric indication approved in EU and OUS
Janssen DARZALEX FASPRO™ (daratumumab hyaluronidase human-fihj) (U.S.) DARZALEX SC (daratumumab) (OUS)	Oncology	Multiple Myeloma AL Amyloidosis	Approved for MM in the U.S, EU and OUS Approved for AL Amyloidosis in U.S. Submitted for MM in Japan Submitted for AL Amyloidosis in EU

All trademarks belong to their respective owners.

ENHANZE™ COLLABORATION PRODUCT CANDIDATES*

Roche (Total of 12 potential targets)					
TECENTRIQ® (atezolizumab)	Oncology	Non-Small Cell Lung Cancer			●
OCREVUS® (ocrelizumab)	Neuro Medicine	Multiple Sclerosis	●		
Pfizer (Total of 3 targets)					
Janssen (Total of 5 potential targets)					
DARZALEX® (daratumumab)	Oncology	AL Amyloidosis			●
		Smoldering Myeloma			●
		Multiple Myeloma			●
		Multiple Myeloma		●	
		Multiple Myeloma	●		
Amivantamab	Oncology	Advanced Solid Malignancies	●		
AbbVie (Total of 9 potential targets)					
Lilly (Total of 5 potential targets)					
BMS (Total of 11 potential targets)					
Nivolumab	Oncology		●		
BMS-986179	Oncology		●		
relatlimab/nivolumab	Oncology		●		
Anti-TIM3	Oncology		●		
Alexion (Total of 4 potential targets)	Undisclosed		●		
argenx (Total of 6 potential targets)	Autoimmunity	Immune Thrombocytopenia (ITP)			●
ARGX-113		Pemphigus Vulgaris and Foliaceus (PV)			●
		Chronic Inflammatory Demyelinating Polyneuropathy (CIDP)			●
		Myasthenia Gravis (MG)			●
ARGX-117	Autoimmunity		●		
Horizon (1 target) TEPEZZA ((teprotumumab-trbw)	Autoimmunity	Thyroid Eye Disease	●		
NIH N6LS	Infectious Diseases		●		
CAPRISA CAP256V2LS	Infectious Diseases		●

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
In September 2013, Roche launched a subcutaneous (SC) formulation of Herceptin (trastuzumab) (Herceptin SC) in Europe for the treatment of patients with HER2-positive breast cancer followed by launches in additional countries. This formulation utilizes our ENHANZE technology and is administered in two to five minutes, compared to 30 to 90 minutes with the standard intravenous form. In September 2018, we announced that Roche received approval from Health Canada for Herceptin SC for the treatment of patients with HER2-positive breast cancer. In February 2019, we announced that Roche received approval from the FDA for Herceptin SC under the brand name Herceptin Hylecta™ (trastuzumab and hyaluronidase-oysk). In April 2019, Roche made Herceptin Hylecta available in the U.S. In June 2020, the FDA approved a fixed-dose combination of Perjeta® (pertuzumab) and Herceptin for subcutaneous injection (Phesgo®) utilizing ENHANZE technology for the treatment of patients with HER2-positive breast cancer. In December 2020, the European Commission (EC) also approved Phesgo for the treatment of patients with early and metastatic HER2-positive breast cancer.
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
In December 2018, Roche initiated a Phase 1b/2 study in patients with non-small cell lung cancer for Tecentriq (atezolizumab) using ENHANZE technology. In September 2020, Roche presented a poster with data from Part 1 of its Phase 1b study (IMscin001) evaluating Tecentriq (atezolizumab) for subcutaneous administration utilizing ENHANZE technology in patients with locally advanced or metastatic non-small cell lung cancer at the ESMO Virtual Congress 2020. The poster concluded that atezolizumab utilizing ENHANZE technology provided similar exposure as atezolizumab IV and that results support further development of subcutaneous atezolizumab in IMscin001 Part 2, a confirmatory Phase 3 study. In December 2020, Roche initiated a Phase 3 study in patients with non-small cell lung cancer for Tecentriq (atezolizumab) using ENHANZE technology.
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
Janssen Collaboration
In December 2014, we and Janssen entered into a collaboration and license agreement, under which Janssen has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Janssen proprietary biologics directed to up to five targets. Targets may be selected on an exclusive basis. Janssen has elected CD38 as the first target on an exclusive basis. Janssen has initiated several Phase 3 studies, Phase 2 studies and Phase 1 studies of DARZALEX® (daratumumab), directed at CD38, using ENHANZE technology in patients with amyloidosis, smoldering myeloma and multiple myeloma.
In February 2019, Janssen’s development partner, Genmab, announced positive Phase 3 trial results from the COLUMBA study evaluating subcutaneous DARZALEX in comparison to DARZALEX IV in patients with relapsed or refractory multiple myeloma. DARZALEX SC (utilizing ENHANZE technology) was found to be non-inferior to Darzalex IV with regard the co-primary endpoints of Overall Response Rate and Maximum Trough concentration. In May 2020, we announced that Janssen received US FDA approval and launched the commercial sale of DARZALEX FASPRO in four regimens across five indications in multiple myeloma patients, including newly diagnosed, transplant-ineligible patients as well as relapsed or refractory patients. As a fixed-dose formulation, DARZALEX FASPRO can be administered over three to five minutes, significantly less time than IV DARZALEX which requires multi-hour infusions. In June 2020, we announced that Janssen received European marketing authorization and launched the commercial sale of DARZALEX SC utilizing ENHANZE in the European Union. In April 2020, we announced the submission of a New Drug Application (NDA) to Japan's Ministry of Health, Labour and Welfare (MHLW) by Janssen seeking approval of DARZALEX SC and in March 2021, Janssen announced approval from the MHLW for the subcutaneous formulation of DARZALEX® (known as DALACURO® in Japan) for the treatment of multiple myeloma. Accordingly, we recognized $5 million in milestone revenues. In November 2020, Janssen announced it submitted a Type II variation application to the EMA seeking European approval of DARZALEX SC to be used in the treatment of patients with AL amyloidosis, a rare and potentially fatal disease for which there are no currently approved therapies. In November 2020, Janssen filed for approval of DARZALEX FASPRO/Darzalex SC with pomalidomide and dexamethasone for patients with relapsed or refractory multiple myeloma in the U.S. and EU. In January 2021, Janssen received FDA approval for DARZALEX FASPRO in combination with bortezomib, thalidomide, and dexamethasone in newly diagnosed multiple myeloma patients who are eligible for autologous stem cell transplant. In January 2021, Janssen received accelerated approval from the FDA for DARZALEX FASPRO in combination with bortezomib, cyclophosphamide and dexamethasone (D-VCd) for the treatment of adult patients with newly diagnosed AL amyloidosis (not recommended for the treatment of patients with AL amyloidosis who have NYHA Class IIIB or Class IV cardiac disease or Mayo Stage IIIB outside of controlled clinical trials).

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
BMS Collaboration
In September 2017, we and BMS entered into a collaboration and license agreement, which became effective in November 2017, under which BMS has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with BMS products directed at up to eleven targets. Targets may be selected on an exclusive basis. BMS has designated multiple immuno-oncology targets including programmed death 1 (PD-1) and has an option to select additional targets within five years from the effective date. In October 2018, BMS dosed the first patient in a Phase 1/2a study evaluating the safety, pharmacokinetics and pharmacodynamics of BMS-986179, an investigational anti-CD-73 antibody alone and in combination with nivolumab, using ENHANZE technology. BMS is also conducting a Phase 1/2 study of nivolumab using ENHANZE technology in patients with solid tumors. BMS has advanced plans to initiate a Phase 3 study of nivolumab using ENHANZE technology for patients with advanced or metastatic clear cell renal cell carcinoma. Accordingly, we recognized $25 million in milestone revenues. In October 2019, BMS initiated a Phase 1 study for relatlimab in combination with nivolumab using ENHANZE technology. In June 2020, BMS initiated a Phase 1/2 study of ipilimumab in combination with nivolumab using ENHANZE technology, but recently made a portfolio prioritization decision to not continue the study. In June 2020, BMS selected 3 targets on an exclusive basis and exercised their option to convert a co-exclusive license to an exclusive license. BMS has selected eight targets on an exclusive basis to-date.
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
Horizon Collaboration
In November 2020, we and Horizon entered into a global collaboration and license agreement that gives Horizon exclusive access to ENHANZE technology for subcutaneous formulation of medicines targeting IGF-1R. Horizon intends to use ENHANZE to develop a SC formulation of TEPEZZA (teprotumumab-trbw), indicated for the treatment of thyroid eye disease, a serious, progressive and vision-threatening rare autoimmune disease, potentially shortening drug administration time, reducing healthcare practitioner time and offering additional flexibility and convenience for patients. In March 2021, Horizon completed dosing in a Phase 1 study exploring the SC formulation of TEPEZZA. The trial is a small, single-dose Phase 1 pharmacokinetic trial which includes evaluating the ENHANZE technology for a SC formulation.
NIH CRADA
In June 2019, we announced a Cooperative Research and Development Agreement (CRADA) with the National Institute of Allergy and Infectious Diseases’ Vaccine Research Center (VRC), part of National Institute of Health (NIH), enabling the VRC’s use of ENHANZE technology to develop subcutaneous formulations of VRC07-523LS and N6LS broadly neutralizing antibodies (bnAbs) against HIV for HIV treatment. In March 2021, we were notified that the first patient was dosed with N6LS and rHuPH20 in VRC 609 Phase 1 dose-escalation study to evaluate safety, tolerability, and pharmacokinetics of N6LS using ENHANZE technology.
CAPRISA
In September 2020, we entered into a collaboration with the Centre for the AIDS Programme of Research in South Africa (CAPRISA), a non-profit company, to evaluate safety, tolerability and pharmacokinetics of a human monoclonal antibody (CAP256V2LS) in HIV-negative and HIV-positive women in South Africa. In October 2020, we were notified that the first patient was dosed with CAP256V2LS and rHuPH20 in CAPRISA 012B Phase 1 dose-escalation study to evaluate safety, tolerability, and pharmacokinetics of CAPR256V2LS alone and in combination with VRC07-523LS using ENHANZE technology. In January 2021, we were notified the first patient was dosed with CAP256V2LS and rHuPH20 in combination with VRC07-523LS and rHuPH20 in CAPRISA 012B Phase 1 study. VRC07-523LS broadly neutralizing antibody was supplied by the NIH/VRC under a research collaboration with CAPRISA.
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

Results of Operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Royalties – Royalty revenue was $36.9 million for the three months ended March 31, 2021 compared to $16.8 million for the three months ended March 31, 2020. The increase was mainly driven by sales of DARZALEX FASPRO in the U.S and EU by Janssen due to the product launch in the second quarter of 2020, partially offset by slightly lower sales of Herceptin SC and MabThera SC by Roche. In general, we expect royalty revenue to grow as a result of our recent ENHANZE partner product launches, offsetting the ongoing impact from biosimilars in Europe related to our mature ENHANZE partner products.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020	Change
Sales of bulk rHuPH20:	16,770	3,767	$13,003
Sales of ENHANZE drug product	—	46	(46)
Sales of Hylenex	4,996	4,334	662
Total product sales, net	$21,766	$8,147	$13,619
Product sales, net increased by $13.6 million in the three months ended March 31, 2021 compared to the same period in 2020, due to higher sales of rHuPH20 to our partners Janssen, Roche and argenx. We expect that product sales of bulk rHuPH20 and ENHANZE drug product will fluctuate in future periods based on the needs of our collaborators. We expect that future product sales of Hylenex to be relatively flat as we experience modest market growth offset by competition for market share.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020	Change
Upfront license fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments:
BMS	$25,000	$—	$25,000
Janssen	5,000	—	5,000
Subtotal	30,000	—	30,000
Research and development services	333	385	(52)
Total revenues under collaborative agreements	$30,333	$385	$29,948
Revenue from license fees increased in the three months ended March 31, 2021, compared to the same period in 2020 mainly due to the recognition of a total of $30.0 million related to the BMS and Janssen collaborations in the current year. Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments vary from period to period based on our ENHANZE collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our collaborators’ ability to meet various clinical and regulatory milestones set forth in such agreements and our ability to obtain new collaborative agreements. To date, based on current partner communications, we have not identified any COVID-19 related delays that will materially impact our ENHANZE milestone revenue. We will continue to monitor the ENHANZE development activities of our partners and the impact of their plans on our milestone revenue, as there may be potential for COVID-19 related delays.
Cost of Product Sales – Cost of product sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of Hylenex recombinant and bulk rHuPH20 and ENHANZE drug product. Cost of product sales were $18.2 million for the three months ended March 31, 2021 compared to $5.8 million for the three months ended March 31, 2020. The increase of $12.4 million in cost of product sales was mainly due to an increase in sales of bulk rHuPH20 to Janssen, Roche and argenx.

Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, preclinical and regulatory activities related to our ENHANZE collaborations and our rHuPH20 platform. Research and development expenses were $9.0 million for the three months ended March 31, 2021 compared to $10.2 million for the three months ended March 31, 2020. The decrease of $1.2 million is primarily due to the discontinuation of our development activities for PEGPH20 and closure of our oncology operations, partially offset by an increase in costs to support additional ENHANZE targets.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses consist primarily of salaries and related costs for personnel in executive, selling and administrative functions as well as professional fees for legal and accounting, business development, commercial operations support for Hylenex and alliance management and marketing support for ENHANZE. SG&A expenses were $11.1 million for the three months ended March 31, 2021 compared to $12.6 million for the three months ended March 31, 2020. The decrease of $1.5 million, or 12%, was primarily due to one time costs in the prior year related to the discontinuation of our development activities for PEGPH20 and closure of our oncology operations.
Interest Expense – Interest expense was $2.0 million for the three months ended March 31, 2021 compared to $5.3 million for the three months ended March 31, 2020. The decrease of $3.3 million was primarily due to a decrease in interest expense related to the Convertible Notes as the non-cash interest expense associated with the amortization of the equity component of the Convertible Notes is eliminated upon adoption of ASU 2020-06 and discontinuation in interest expense for the Royalty-backed Loan following the repayment of that obligations.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of March 31, 2021, we had cash, cash equivalents and marketable securities of $764.3 million. We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborations and cash that we may raise through future transactions. We may raise cash through any one of the following financing vehicles: (i) new collaborative agreements; (ii) expansions or revisions to existing collaborative relationships; (iii) private financings; (iv) other equity or debt financings; (v) monetizing assets; and/or (vi) the public offering of securities;
We may, in the future, offer and sell additional equity, debt securities and warrants to purchase any of such securities, either individually or in units to raise capital to raise funds for additional working capital, capital expenditures, share repurchases, acquisitions or for other general corporate purposes.
Cash Flows
Operating Activities
Net cash provided by operations was $58.3 million for the three months ended March 31, 2021 compared to $4.8 million cash used in the three months ended March 31, 2020. The $63.1 million increase in cash provided by operations was mainly due to an increase in collaboration partner license fee of $30.0 million, an increase in royalty and product sales during the current year and a decrease in working capital spend for the three months ended March 31, 2021 compared to the corresponding period in the prior year, partially offset by the recording of $21.0 million induced conversion expense related to the Induced Conversion of the 2024 Convertible Notes.
Investing Activities
Net cash used in investing activities was $45.3 million for the three months ended March 31, 2021 compared to $38.1 million cash provided by investing activities for the three months ended March 31, 2020. The increase in cash used in investing activities was primarily due to an increase in purchase of marketable securities for the three months ended March 31, 2021.
Financing Activities
Net cash provided by financing activities was $338.7 million for the three months ended March 31, 2021, compared to $48.6 million cash used in by financing activities for the three months ended March 31, 2020, mainly due to $784.9 million cash received from the 2027 convertible notes offering and $16.7 million cash payment for the Royalty-backed loan in the prior year, partially offset by $369.1 million related to the Induced Conversion of the 2024 Convertible Notes, $24.6 million increase in repurchase of common stock and a $20.3 million decrease in net proceeds from the issuance of common stock under equity incentive plans.
Share Repurchases
In November 2019, the Board of Directors approved a share repurchase program, pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. The Company retired the repurchased shares. See Note 8. Stockholders’ Equity, within the notes to the consolidated financial statements for additional information regarding our share repurchases.
Long-Term Debt
0.25% Convertible Notes due 2027
In March 2021, we completed the sale of $805.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due 2027 (the “2027 Convertible Notes” and collectively with the 2024 Convertible Notes the “Convertible Notes”). The net proceeds in connection with the 2027 Convertible Notes, after deducting the initial purchasers’ fee of $20.1 million, was approximately $784.9 million. We also incurred additional debt issuance costs totaling $0.4 million. Debt issuance costs and the initial purchasers’ fee are presented as a debt discount.
The 2027 Convertible Notes pay interest semi-annually in arrears on March 1st and September 1st of each year at an annual rate of 0.25%. The 2027 Convertible Notes are general unsecured obligations and will rank senior in right of payment to all indebtedness that is expressly subordinated in right of payment to the 2027 Convertible Notes, will rank equally in right of payment with all existing and future liabilities that are not so subordinated, will be effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness and will be structurally subordinated to all indebtedness and other liabilities (including trade payables) of our current or future subsidiaries. The 2027 Convertible Notes have a maturity date of March 1, 2027.

Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 5 consecutive trading day period (such 5 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. The Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately preceding the maturity date. As of March 31, 2021, the 2027 Convertible Notes are not convertible.
Upon conversion, we will pay cash for the settlement of principal and for the premium, if applicable, we will pay cash, deliver shares of common stock or a combination of cash and shares of common stock, at our election. The initial conversion rate for the 2027 Convertible Notes is 12.9576 shares of common stock per $1,000 in principal amount of 2027 Convertible Notes, equivalent to a conversion price of approximately $77.17 per share of our common stock. The conversion rate is subject to adjustment.
1.25% Convertible Notes due 2024
In November 2019, we completed the sale of $460.0 million in aggregate principal amount of 1.25% Convertible Senior Notes due 2024 (“2024 Convertible Notes”). The net proceeds in connection with the issuance of the 2024 Convertible Notes, after deducting the initial purchasers’ fee of $12.7 million, was approximately $447.3 million. We also incurred debt issuance cost totaling $0.3 million. Debt issuance costs and the initial purchasers’ fee are presented as a debt discount.
The 2024 Convertible Notes pay interest semi-annually in arrears on June 1st and December 1st of each year, beginning on June 1, 2020, at an annual rate of 1.25%. The 2024 Convertible Notes are general unsecured obligations and will rank senior in right of payment to all indebtedness that is expressly subordinated in right of payment to the 2024 Convertible Notes, will rank equally in right of payment with all existing and future liabilities that are not so subordinated, will be effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness and will be structurally subordinated to all indebtedness and other liabilities (including trade payables) of the our current or future subsidiaries. The 2024 Convertible Notes have a maturity date of December 1, 2024.
Holders may convert their 2024 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum; (4) if we call such notes for redemption; and (5) at any time from, and including, June 1, 2024 until the close of business on the scheduled trading day immediately before the maturity date. As of March 31, 2021, the 2024 Convertible Notes are convertible.
In January 2021 we notified the note holders our irrevocable election to settle the principal of the 2024 Convertible Notes in cash and for the premium, if applicable, deliver shares of common stock. The conversion rate for the 2024 Convertible Notes is 41.9208 shares of common stock per $1,000 in principal amount of 2024 Convertible Notes, equivalent to a conversion price of approximately $23.85 per share of our common stock. The conversion rate is subject to adjustment.
In March 2021, we completed a privately negotiated and induced conversion of $369.1 million principal amount of the 2024 Convertibles (“Note Repurchases” or the “Induced Conversion”). In connection with the Induced Conversion, we paid approximately $370.2 million in cash, which includes principal and accrued interest, and issued approximately 9.08 million shares of our common stock representing the intrinsic value based on the contractual conversion rate and incremental shares as an inducement for conversion. As a result of the Induced Conversion, we recorded $21.0 million in induced conversion expense which is included in Other income (expense) of the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021. The induced conversion expense represents the fair value of the common stock issued upon conversion in excess of the common stock issuable under the original terms of the 2024 Convertible Notes.

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
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The accounting policies and estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There were no material changes to our critical accounting policies during the three months ended March 31, 2021..
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
Relative to expenses incurred in our operations, we have generated only limited revenues from product sales, royalties, licensing fees, milestone payments, bulk rHuPH20 supply payments and research reimbursements to date. Through March 31, 2021, we have incurred aggregate net losses of $433.7 million. Although we expect to maintain sustainable profitability, unexpected declines in revenues and increases in expenses could inhibit our ability to sustain profitability.
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
If our contract manufacturers or vendors are unable to manufacture and supply to us bulk rHuPH20 or other raw materials, reagents or components in the quantity and quality required by us or our collaborators for use in the production of Hylenex or our partners’ products and product candidates, our Hylenex Commercialization efforts or our partners’ product development and commercialization efforts could be delayed or stopped and our business results of operations and our collaborations could be harmed.
We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (Avid) and Catalent Indiana LLC (Catalent) to produce bulk rHuPH20. These manufacturers each produce bulk rHuPH20 under cGMP for use in Hylenex recombinant, and for use in collaboration products and product candidates. We rely on their ability to successfully manufacture bulk rHuPH20 according to product specifications. In addition to supply obligations, our contract manufacturers will also provide support for the chemistry, manufacturing and controls sections for FDA and other regulatory filings. We also rely on vendors to supply us with raw materials to produce reagents and other materials for bioanalytical assays used to support our partners’ clinical trials. We also have a commercial manufacturing and supply agreement with Patheon under which Patheon provides the final fill and finishing steps in the production process of Hylenex recombinant. If any of our contract manufacturers or vendors: (i) is unable to retain its status as an FDA approved manufacturing facility; (ii) is unable to otherwise successfully scale up bulk rHuPH20 production to meet corporate or regulatory authority quality standards; (iii) is unable to procure raw materials, reagents or components necessary to produce bulk rHuPH20, Hylenex recombinant or our bioanalytical assays or (iv) fails to manufacture and supply bulk rHuPH20 in the quantity and quality required by us or our collaborators for use in Hylenex and collaboration products and product candidates for any other reason, our business will be adversely affected. In addition, a significant change in such parties’ or other third party manufacturers’ business or financial condition could adversely affect their abilities to fulfill their contractual obligations to us. We have not established, and may not be able to establish, favorable arrangements with additional bulk rHuPH20 manufacturers and suppliers of the ingredients necessary to manufacture bulk rHuPH20 should the existing manufacturers and suppliers become unavailable or in the event that our existing manufacturers and suppliers are unable to adequately perform their responsibilities. We have attempted to mitigate the impact of a potential supply interruption through the establishment of excess bulk rHuPH20 inventory where possible, but there can be no assurances that this safety stock will be maintained or that it will be sufficient to address any delays, interruptions or other problems experienced by any of our contract manufacturers. Any delays, interruptions or other problems regarding the ability of our contract manufacturers to supply bulk rHuPH20 or the ability of other third party manufacturers, to supply other raw materials or ingredients necessary to produce our products on a timely basis could: (i) cause the delay of our partners’ clinical trials or otherwise delay or prevent the regulatory approval of our partners’ product candidates; (ii) delay or prevent the effective commercialization of Hylenex or collaboration products and product candidates; and/or (iii) cause us to breach contractual obligations to deliver bulk rHuPH20 to our collaborators. Such delays would likely damage our relationship with our collaborators, and they would have a material adverse effect on royalties and thus our business and financial condition. Additionally, we rely on third parties to manufacture, prepare, fill, finish, package, store and ship our product and partners’ product candidates on our behalf. If the third parties we identify fail to perform their obligations, the progress of partners’ clinical trials could be delayed or even suspended and the commercialization of our product and partner products could be delayed or prevented.
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
The aggregate amount of our consolidated indebtedness, net of debt discount, as of March 31, 2021 was $873.8 million, which includes $90.9 million in aggregate principal amount of the 2024 Convertible Notes) and $805.0 million in aggregate principal amount of 0.25% Convertible Notes due 2027 (2027 Convertible Notes) , net of unamortized debt discount of $1.9 million and of $20.3 million, respectively. We also may incur additional indebtedness in the future.

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
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. Even if holders of the Convertible Notes do not elect to convert their notes, we are required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability when the conditional conversion feature is triggered, which results in a material reduction of our net working capital. For example, as of March 31, 2021, the conditional conversion feature was triggered and our 2024 Convertible Notes are classified as a current liability.
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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. The high and low sales prices of our common stock during the twelve months ended March 31, 2021 were $56.40 and $15.89, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:
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
Further, in connection with our Convertible Notes issuances, we entered into an indenture dated as of November 18, 2019, (“2024 Convertible Notes Indenture”) and an indenture dated as of March 1, 2021, (“2027 Convertible Notes Indenture”) with The Bank of New York Mellon Trust Company, N.A., as trustee. Certain provisions in the indenture could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the Convertible Notes will have the right to require us to repurchase their Convertible Notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their Convertible Notes in connection with such takeover. In either case, and in other cases, our obligations under the Convertible Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management
In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit large stockholders from consummating a merger with, or acquisition of, us.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risks during the quarter ended March 31, 2021.
As of March 31, 2021, our cash equivalents and marketable securities consisted of investments in money market funds, U.S. Treasury securities, asset-backed securities, corporate debt obligations and commercial paper. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. Based on our current investment portfolio as of March 31, 2021, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Item 4.Controls and Procedures
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.Legal Proceedings
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
Item 1A.Risk Factors
We have provided updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We do not believe the updates have materially changed the type or magnitude of risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased	Weighted-Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Programs (thousands)(1)
January 1, 2021 through January 31, 2021	28,107	$41.93	28,107	$198,706
February 1, 2020 through February 28, 2021 (2)	1,747,838	$42.91	1,747,838	$123,706
March 1, 2020 through March 31, 2021	—	$—	—	$123,706
Total	1,775,945		1,775,945
(1)In November, 2019, we announced that our Board of Directors authorized a capital return program to repurchase up to $550.0 million of outstanding common stock during a three-year period. The above repurchases were pursuant to that program.
(2)This includes 0.5 million shares delivered in April upon completion of the ASR.
In connection with the sale of the 2027 Convertible Notes, on March 1, 2021 we exchanged a combination of cash and shares of our common stock for a portion of our outstanding 2024 Convertible Notes through privately negotiated and induced conversion transactions with certain holders of the 2024 Convertible Notes (“Note Repurchases” or the “Induced Conversion”). In connection with the Induced Conversion, we paid approximately $370.2 million in cash, which included accrued interest, and issued 9,083,004 shares of our common stock representing the intrinsic value based on the contractual conversion rate and incremental shares as an inducement for conversion. These shares were issued in a transaction with our existing security holders not involving a public offering pursuant to the exemptions from registration set forth in Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act.
Item 3.Defaults Upon Senior Securities
Not applicable.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws, as amended (2)

4.1	Indenture, dated March 1, 2021, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, and the Registrant (3)

4.2	Form of Note, dated March 1, 2021, between Halozyme Therapeutics, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee, and the Registrant (3)

10.1	Form of PSU Agreement (4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline Taxonomy Extension Schema Document.

101.CAL	Inline Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline Taxonomy Extension Label Linkbase Document.

101.PRE	Inline Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 3, 2019.
(2)Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 19, 2016.
(3)Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 1, 2021.
(4)Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed February 23, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	May 10, 2021	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 10, 2021	/s/ Elaine Sun
Elaine Sun Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)