Form 10-Q
period 2021-06-30
HALOZYME THERAPEUTICS, INC.
filed 2021-08-09
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 142,334,900 as of August 3, 2021.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$446,966	$147,703
Marketable securities, available-for-sale	308,343	220,310
Accounts receivable, net and other contract assets	153,196	97,730
Inventories	58,554	60,747
Prepaid expenses and other assets	32,691	28,274
Total current assets	999,750	554,764
Property and equipment, net	10,132	10,593
Prepaid expenses and other assets	15,481	14,067
Restricted cash	500	500
Total assets	$1,025,863	$579,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,563	$1,928
Accrued expenses	19,274	20,483
Deferred revenue, current portion	1,247	1,746
Current portion of long-term debt, net	89,167	397,228
Total current liabilities	114,251	421,385
Deferred revenue, net of current portion	4,026	4,026
Long-term debt, net	785,571	—
Other long-term liabilities	2,267	3,466
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 142,181 and 135,030 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	142	135
Additional paid-in capital	461,897	625,483
Accumulated other comprehensive (loss) income	(24)	22
Accumulated deficit	(342,267)	(474,593)
Total stockholders’ equity	119,748	151,047
Total liabilities and stockholders’ equity	$1,025,863	$579,924
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Royalties	$45,778	$15,846	$82,701	$32,668
Product sales, net	30,360	6,337	52,126	14,484
Revenues under collaborative agreements	60,317	33,038	90,650	33,423
Total revenues	136,455	55,221	225,477	80,575
Operating expenses:
Cost of product sales	23,018	5,740	41,237	11,527
Research and development	8,069	8,951	17,078	19,109
Selling, general and administrative	12,321	10,975	23,380	23,607
Total operating expenses	43,408	25,666	81,695	54,243
Operating income	93,047	29,555	143,782	26,332
Other income (expense):
Investment and other income, net	221	1,324	497	3,803
Inducement expense related to convertible notes	—	—	(20,960)	—
Interest expense	(1,752)	(5,004)	(3,717)	(10,352)
Net income before income taxes	91,516	25,875	119,602	19,783
Income tax expense	58	58	249	69
Net income	$91,458	$25,817	$119,353	$19,714

Net income per share:
Basic	$0.64	$0.19	$0.85	$0.14
Diluted	$0.62	$0.19	$0.81	$0.14

Shares used in computing net income per share:
Basic	142,487	135,935	140,201	136,572
Diluted	147,624	138,084	148,096	138,837
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$91,458	$25,817	$119,353	$19,714
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(1)	1,072	(84)	843
Foreign currency translation adjustment	(20)	6	15	5
Unrealized gain (loss) on foreign currency	6	(3)	23	(2)
Total comprehensive income	$91,443	$26,892	$119,307	$20,560
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,

	2021	2020
Operating activities:
Net income	$119,353	$19,714
Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Share-based compensation	10,295	8,788
Depreciation and amortization	1,473	1,681
Amortization of debt discount	1,706	6,988
Accretion of discounts on marketable securities, net	945	197
Gain on disposal of equipment	—	(597)
Recognition of deferred revenue	(499)	(3,870)
Lease payments deferred	(385)	(489)
Induced conversion expense related to convertible notes	20,960	—
Other	—	(10)
Changes in operating assets and liabilities:
Accounts receivable, net and other contract assets	(55,466)	22,041
Inventories	2,427	(18,912)
Prepaid expenses and other assets	(5,831)	443
Accounts payable and accrued expenses	207	(37,524)
Net cash provided by (used in) operating activities	95,185	(1,550)
Investing activities:
Purchases of marketable securities	(241,926)	(78,237)
Proceeds from maturities of marketable securities	152,863	128,136
Purchases of property and equipment	(803)	(629)
Proceeds from disposal of property and equipment	—	738
Net cash (used in) provided by investing activities	(89,866)	50,008
Financing activities:
Proceeds from issuance of long-term debt, net	784,875	—
Repayment of long-term debt	(369,064)	(19,560)
Payment of debt issuance cost	(424)	—
Repurchase of common stock	(125,021)	(53,570)
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	3,578	38,099
Net cash provided by (used in) financing activities	293,944	(35,031)
Net increase in cash, cash equivalents and restricted cash	299,263	13,427
Cash, cash equivalents and restricted cash at beginning of period	148,203	120,679
Cash, cash equivalents and restricted cash at end of period	$447,466	$134,106

Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for purchases of property and equipment	$242	$156
Right-of-use assets obtained in exchange for lease obligation	$318	$1,609
Common stock issued for induced conversion related to convertible notes	$7,865	$—
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (in thousands)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF MARCH 31, 2021	143,380	143	501,186	(9)	(433,725)	67,595
Share-based compensation expense	—	—	5,372	—	—	5,372
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	318	1	4,179	—	—	4,180
Repurchase of common stock	(1,517)	(2)	(48,840)			(48,842)
Other comprehensive loss	—	—	—	(15)	—	(15)
Net income	—	—	—	—	91,458	91,458
BALANCE AS OF JUNE 30, 2021	142,181	142	461,897	(24)	(342,267)	119,748

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2020	135,030	135	625,483	22	(474,593)	151,047
Cumulative adjustment from adoption of ASU 2020-06			(65,535)		12,973	(52,562)
Share-based compensation expense	—	—	10,295	—		10,295
Issuance of common stock for the induced conversion related to convertible notes	9,083	9	13,095			13,104
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	881	1	3,577	—		3,578
Repurchase of common stock	(2,813)	(3)	(125,018)			(125,021)
Other comprehensive loss	—	—	—	(46)		(46)
Net income	—	—	—	—	119,353	119,353
BALANCE AS OF JUNE 30, 2021	142,181	142	461,897	(24)	(342,267)	119,748

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF MARCH 31, 2020	135,364	135	667,677	11	(609,781)	58,042
Share-based compensation expense	—	—	4,257	—	—	4,257
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	1,334	2	18,380	—	—	18,382
Cancellation of restricted stock awards, net	61	—	—	—	—	—
Repurchase of common stock	(88)	—	(1,996)			(1,996)
Other comprehensive income	—	—	—	1,075	—	1,075
Net income	—	—	—	—	25,817	25,817
BALANCE AS OF JUNE 30, 2020	136,671	137	688,318	1,086	(583,964)	105,577

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2019	136,713	137	695,066	240	(603,678)	91,765
Share-based compensation expense	—	—	8,788	—	—	8,788
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	3,689	4	38,095	—	—	38,099
Issuance of restricted stock awards, net	61	—	—	—	—	—
Repurchase of common stock	(3,792)	(4)	(53,566)			(53,570)
Equity Component of convertible notes			(65)			(65)
Other comprehensive income	—	—	—	846	—	846
Net income	—	—	—	—	19,714	19,714
BALANCE AS OF JUNE 30, 2020	136,671	137	688,318	1,086	(583,964)	105,577
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
We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Baxalta US Inc. and Baxalta GmbH (now members of the Takeda group of companies, following the acquisition of Shire plc by Takeda Pharmaceutical Company Limited in January 2019) (“Baxalta”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol-Myers Squibb Company (“BMS”), Alexion Pharma Holding (AstraZeneca PLC announced the completion of its acquisition of Alexion Pharmaceuticals, Inc. in July 2021) (“Alexion”), argenx BVBA (“argenx”), Horizon Therapeutics plc. (“Horizon”) and ViiV Healthcare Limited (the global specialist HIV company majority owned by GlaxoSmithKline plc) (“ViiV”). We receive royalties from three of these collaborations, including royalties from sales of one product from the Baxalta collaboration, three products from the Roche collaboration and one product from the Janssen collaboration. Future potential revenues from royalties and fees from ENHANZE collaborations and the sales and/or royalties of our approved products will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within ninety days or less from the date of purchase. As of June 30, 2021, our cash equivalents consisted of money market funds.
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
Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At June 30, 2021 and December 31, 2020, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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
As of June 30, 2021, and December 31, 2020, inventories consisted of $0.8 million and $1.3 million, respectively, of Hylenex inventory, net and $57.7 million and $59.4 million, respectively, of bulk rHuPH20, consistent with our plan to build inventory to meet future customer demand.
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
Share-Based Compensation
We record compensation expense associated with stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance stock units (“PSUs”) and shares issued under our employee stock purchase plan (“ESPP”) in accordance with the authoritative guidance for stock-based compensation. The cost of employee services received in exchange for an award of an equity instrument is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period of the award. Share-based compensation expense for an award with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. Forfeitures are recognized as a reduction of share-based compensation expense as they occur.
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
We intend to continue maintaining a full valuation allowance on our DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 6 months, sufficient positive evidence may become available to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
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

3. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$34,817	$1	$(4)	$34,814
Corporate debt securities	70,247	9	(5)	70,251
U.S. Treasury securities	60,230	14	—	60,244
Non-US Government securities	17,349	—	(9)	17,340
Commercial paper	125,694	—	—	125,694
	$308,337	$24	$(18)	$308,343

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$17,013	$49	$—	$17,062
Corporate debt securities	69,755	42	(8)	69,789
U.S. Treasury securities	45,110	7	—	45,117
Commercial paper	88,342	—	—	88,342
	$220,220	$98	$(8)	$220,310
As of June 30, 2021, 11 available-for-sale marketable securities with a fair market value of $65.8 million were in a gross unrealized loss position of $18 thousand. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of June 30, 2021, because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	June 30, 2021	December 31, 2020
	Estimated Fair Value
Due within one year	$234,728	$220,310
After one but within five years	73,615	—
	$308,343	$220,310

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2021			December 31, 2020
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$446,944	$—	$446,944	$140,571	$—	$140,571
Commercial paper	—	—	—	—	7,000	7,000

Available-for-sale marketable securities:
Asset-backed securities	—	34,814	34,814	—	17,062	17,062
Corporate debt securities	—	70,251	70,251	—	69,789	69,789
U.S. Treasury securities	60,244	—	60,244	45,117	—	45,117
Non-US Government securities	—	17,340	17,340	—	—	—
Commercial paper	—	125,694	125,694	—	88,342	88,342
	$507,188	$248,099	$755,287	$185,688	$182,193	$367,881
We had no instruments that were classified within Level 3 as of June 30, 2021 and December 31, 2020.

4. Revenue
Our disaggregated revenues were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Royalties	$45,778	$15,846	$82,701	$32,668

Product sales, net
Sales of bulk rHuPH20	$24,063	$3,908	$40,833	$7,675
Sales of ENHANZE drug product	24	138	24	184
Sales of Hylenex	6,273	2,291	11,269	6,625
Total product sales, net	$30,360	$6,337	$52,126	$14,484

Revenues under collaborative agreements:
Upfront license and target nomination fees	$40,000	$7,264	$40,000	$7,264
Event-based development and regulatory milestones and other fees	—	25,500	30,000	25,500
Sales-based milestones	20,000	—	20,000	—
Research and development services	317	274	650	659
Total revenues under collaborative agreements	$60,317	$33,038	$90,650	$33,423

Total revenue	$136,455	$55,221	$225,477	$80,575
During the three months ended June 30, 2021 we recognized revenue related to licenses granted to collaboration partners in prior periods in the amount of $65.8 million. This amount represents royalties and sales milestone earned in the current period. We recognized revenue of $0.5 million during the three months ended June 30, 2021 that had been included in deferred revenues at December 31, 2020.
During the six months ended June 30, 2021 we recognized revenue related to licenses granted to collaboration partners in prior periods in the amount of $132.7 million. This amount represents royalties and sales milestone earned in the current period in addition to $30.0 million of variable consideration in the contracts where uncertainties have been resolved and the development milestones were expected to be achieved or were achieved. We recognized revenue of $0.5 million during the six months ended June 30, 2021 that had been included in deferred revenues at December 31, 2020.
Accounts receivable, net, and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accounts receivable, net	$153,196	$90,730
Other contract assets	—	7,000
Deferred revenues	5,273	5,772
As of June 30, 2021, the amounts included in the transaction price of our contracts with customers, including collaboration partners, and allocated to goods and services not yet provided were $65.0 million, of which $59.7 million relates to unfulfilled purchase commitments and $5.3 million has been collected and is reported as deferred revenues. The unfulfilled purchase commitments are estimated to be delivered by the end of the third quarter of 2022. Of the total deferred revenues of $5.3 million, $1.2 million is expected to be used by our customers within the next 12 months.
There were no contract assets related to collaborative agreements at June 30, 2021. While we may become entitled to receive additional event-based development and regulatory milestones and other fees under our collaborative agreements, which relate to development milestones deemed probable of receipt for intellectual property licenses granted to collaboration partners in prior periods, no amounts were deemed probable.

5. Certain Balance Sheet Items
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accounts receivable from product sales to collaborators	$17,838	$25,198
Accounts receivable from revenues under collaborative agreements	84,848	30,404
Accounts receivable from royalty payments	45,767	32,098
Accounts receivable from other product sales	6,068	4,033
Other contract assets	—	7,000
Subtotal	154,521	98,733
Allowance for distribution fees and discounts	(1,325)	(1,003)
Total accounts receivable, net	$153,196	$97,730
Inventories consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$8,009	$5,813
Work-in-process	20,989	33,738
Finished goods	29,556	21,196
Total inventories	$58,554	$60,747
Prepaid expenses and other assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid manufacturing expenses	$42,511	$35,048
Other prepaid expenses	3,073	2,510
Other assets	2,588	4,783
Total prepaid expenses and other assets	48,172	42,341
Less long-term portion	(15,481)	(14,067)
Total prepaid expenses and other assets, current	$32,691	$28,274
Prepaid manufacturing expenses include raw materials, slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory as materials are used or the contract manufacturing organization services are complete.
Property and equipment, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Research equipment	$7,032	$7,085
Manufacturing equipment	5,719	5,336
Computer and office equipment	5,028	4,826
Leasehold improvements	1,628	1,628
Subtotal	19,407	18,875
Accumulated depreciation and amortization	(12,111)	(11,582)
Subtotal	7,296	7,293
Right of use assets	2,836	3,300
Property and equipment, net	$10,132	$10,593
Depreciation and amortization expense was approximately $0.8 million and $0.8 million, inclusive of ROU asset amortization of $0.4 million and $0.4 million for the three months ended June 30, 2021 and 2020 respectively.

Depreciation and amortization expense was approximately $1.5 million and $1.7 million, inclusive of ROU asset amortization of $0.8 million and $0.9 million for the six months ended June 30, 2021 and 2020 respectively
Accrued expenses consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued compensation and payroll taxes	$6,018	$8,078
Accrued outsourced manufacturing expenses	3,151	4,535
Other accrued expenses	8,353	6,468
Lease liability	4,019	4,868
Total accrued expenses	21,541	23,949
Less long-term portion	(2,267)	(3,466)
Total accrued expenses, current	$19,274	$20,483
Expense associated with the accretion of the lease liabilities was approximately $0.1 million and $0.2 million for the three months ended June 30, 2021 and 2020 respectively. Total lease expense for the three months ended June 30, 2021 and 2020 was $0.5 million and $0.6 million respectively.
Expense associated with the accretion of the lease liabilities was approximately $0.2 million and $0.3 million for the six months ended June 30, 2021 and 2020 respectively. Total lease expense for the six months ended June 30, 2021 and 2020 was $1.0 million and $1.2 million respectively.
Cash paid for amounts related to leases for the three months ended June 30, 2021 and 2020 was $0.7 million and $0.9 million, and $1.4 million and $1.7 million for the six months ended June 30, 2021 and 2020 respectively.

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
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. The Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately preceding the maturity date. As of June 30, 2021, the 2027 Convertible Notes are not convertible.
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
As of June 30, 2021, we were in compliance with all covenants and there was no material adverse change in our business, operations or financial condition.
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
Holders may convert their 2024 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2024 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, June 1, 2024 until the close of business on the scheduled trading day immediately before the maturity date. As of June 30, 2021, the 2024 Convertible Notes are convertible and are classified as a current liability.
In January 2021 we notified the note holders of our irrevocable election to settle the principal of the 2024 Convertible Notes in cash and for the premium, if applicable, to deliver shares of common stock. The conversion rate for the 2024 Convertible Notes will be 41.9208 shares of common stock per $1,000 in principal amount of 2024 Convertible Notes, equivalent to a conversion price of approximately $23.85 per share of our common stock. The conversion rate is subject to adjustment.
In March 2021, we completed a privately negotiated induced conversion of $369.1 million principal amount of the 2024 Convertible Notes (“Note Repurchases” or the “Induced Conversion”). In connection with the Induced Conversion, we paid approximately $370.2 million in cash, which includes principal and accrued interest, and issued approximately 9.08 million shares of our common stock representing the intrinsic value based on the contractual conversion rate and incremental shares as an inducement for conversion. As a result of the Induced Conversion, we recorded $21.0 million in induced conversion expense which is included in Other income (expense) of the Condensed Consolidated Statements of Operations for the six months ended June 30, 2021. The induced conversion expense represents the fair value of the common stock issued upon conversion in excess of the common stock issuable under the original terms of the 2024 Convertible Notes.
As of June 30, 2021, we were in compliance with all covenants and there was no material adverse change in our business, operations or financial condition.
Net Carrying Amounts of the Convertible Notes
The carrying amount and fair value of our Convertible Notes were as follows as of the dates indicated. As disclosed in Note 2, we early adopted ASU 2020-06 as of January 1, 2021 on a modified retrospective basis which adoption is reflected in the following table (in thousands).

	June 30, 2021	January 1, 2021
Principal amount:
2024 Convertible Notes	$90,936	$460,000
2027 Convertible Notes	805,000	—
Total Principal Amount	$895,936	$460,000

Unamortized debt discount:
2024 Convertible Notes	$(1,769)	$(10,211)
2027 Convertible Notes	(19,429)	—
Total unamortized debt discount	$(21,198)	$(10,211)

Carrying amount:
2024 Convertible Notes	$89,167	$449,789
2027 Convertible Notes	785,571	—
Total carrying amount	$874,738	$449,789

Fair value based on trading levels (Level 2):
2024 Convertible Notes	$177,906	$861,738
2027 Convertible Notes	755,396	—
Total fair value of outstanding notes	$933,302	$861,738

Remaining amortization per period of debt discount (in years):
2024 Convertible Notes	3.4	3.9
2027 Convertible Notes	5.7	n/a

The following table summarizes the components of interest expense and the effective interest rates for each of our Convertible Notes for the periods shown (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Coupon Interest:
2024 Convertible Notes	$284	$1,438	$1,337	$2,875
2027 Convertible Notes	$503	$—	$671	$—
Total Coupon Interest	$787	$1,438	$2,008	$2,875

Amortization of debt discount:
2024 Convertible Notes	$125	$3,507	$586	$6,970
2027 Convertible Notes	$840	$—	$1,120	$—
Total amortization of debt discount	$965	$3,507	$1,706	$6,970

Interest expense:
2024 Convertible Notes	$409	$4,945	$1,923	$9,845
2027 Convertible Notes	$1,343	$—	$1,791	$—
Total interest expense	$1,752	$4,945	$3,714	$9,845

Effective interest rates:
2024 Convertible Notes	1.8%	5.1%	1.8%	5.1%
2027 Convertible Notes	0.7%	n/a	0.7%	n/a
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

7. Share-based Compensation
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$1,764	$1,303	$3,412	$2,853
Selling, general and administrative	3,608	2,954	6,883	5,935
Share-based compensation expense	$5,372	$4,257	$10,295	$8,788
Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	$2,637	$2,201	$5,119	$4,584
RSAs, RSUs, PSUs and ESPP	2,735	2,056	5,176	4,204
	$5,372	$4,257	$10,295	$8,788
We granted stock options to purchase approximately 36.3 thousand and 0.1 million shares of common stock during the three months ended June 30, 2021 and 2020, respectively, and $0.7 million and $1.4 million shares of common stock during the six months ended June 30, 2021 and 2020, respectively. The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes model”). Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments. The assumptions used in the Black-Scholes model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected volatility	44.91-44.91%	51.37-51.66%	44.91-46.45%	50.92-51.66%
Average expected term (in years)	4.7	5.1	4.7	5.3
Risk-free interest rate	0.81-0.81%	0.31-0.37%	0.36-0.81%	0.31-1.67%
Expected dividend yield	—	—	—	—
In February 2021, our Board of Directors approved our 2021 ESPP and our stockholders approved the plan in May 2021. The ESPP enables eligible employees to purchase shares of our common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Share purchases are funded through payroll deduction of at least 1% and up to 15% of an employee’s compensation for each payroll period, and no employee may purchase shares under the ESPP that exceeds $25,000 worth of our common stock for a calendar year. As of June 30, 2021, 2,700,000 shares were available for future purchase. The offering period is generally for a six-months period and the first offering period commenced on June 16, 2021. Offering periods shall commence on or about the sixteenth day of June and December of each year and end on or about the fifteenth day of the next December and June respectively, occurring thereafter.

Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	June 30, 2021
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$25,845	2.56
RSUs	$24,064	2.53
PSUs	$2,487	2.25
ESPP	$100	0.46

8. Stockholders’ Equity
During the six months ended June 30, 2021 and 2020, we issued an aggregate of 591,891 and 3,124,650 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $13.64 and $13.08 per share, respectively, for net proceeds of approximately $8.1 million and $40.9 million, respectively. For the six months ended June 30, 2021 and 2020, we issued 290,149 and 564,841 shares of common stock, respectively, upon vesting of certain RSUs and PSUs for which 91,383 and 140,525 RSUs were withheld from the RSU holders, respectively, to pay for minimum withholding taxes totaling approximately $8.0 million and $5.4 million, respectively. Stock options and unvested restricted units totaling approximately 6.7 million shares and 6.7 million shares of our common stock were outstanding as of June 30, 2021 and December 31, 2020, respectively.
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
We had the following activity under the approved share repurchase programs (dollars in thousands, except share and per share data):

	2021
	Total Number of Shares Purchased	Weighted-Average Price paid Per Share	Total Cost(1)
First quarter (2)	1,775,945	$42.89	$76,179
Second quarter	1,037,547	47.05	48,842
	2,813,492	$44.43	$125,021
(1) Included in the total cost of shares purchased is a commission fee of $0.02 per share.
(2) This includes 0.5 million shares delivered in April upon completion of the ASR.

9. Net Income per share
Basic net income per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Outstanding stock options, unvested RSAs, unvested RSUs, unvested PSUs, common shares expected to be issued under our ESPP and the Convertible Notes are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive.
Potentially dilutive common shares issuable upon vesting of stock options, RSAs, RSUs and PSUs are determined using the average share price for each period under the treasury stock method. Potentially dilutive common shares issuable upon conversion of our Convertible Notes are determined using the if-converted method. Since we have committed to settle the principal amount of the Convertible Notes in cash upon conversion only, the number of shares for the conversion spread will be included as a dilutive common stock equivalent.
A reconciliation of the numerators and the denominators of the basic and diluted net income per common share computations is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$91,458	$25,817	$119,353	$19,714
Denominator:
Weighted average common shares outstanding for basic net income per share	142,487	135,935	140,201	136,572
Dilutive potential common stock outstanding:
Stock Options	2,932	1,798	3,076	1,799
RSAs, RSUs, PSUs and ESPP	447	351	609	466
Convertible Notes	1,758	—	4,210	—
Weighted average common shares outstanding for diluted net income per share	147,624	138,084	148,096	138,837
Net income per share:
Basic	$0.64	$0.19	$0.85	$0.14
Diluted	$0.62	$0.19	$0.81	$0.14
Shares which have been excluded from the calculation of diluted net income per common share because their effect was anti-dilutive, include the following (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Anti-dilutive securities (1)	13.5	6.7	13.5	6.7
(1). The anti-dilutive securities include outstanding stock options, unvested RSAs, unvested RSUs, unvested PSUs, common shares expected to be issued under our ESPP and Convertible Notes.

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
Our commitments include payments related to our commenced operating leases. Approximate annual future minimum operating lease payments as of June 30, 2021 are as follows (in thousands; excluding the six months ended June 30, 2021):

Year:	Operating Leases
2021	$1,328
2022	2,711
2023	215
2024	18
2025	—
Total minimum lease payments	$4,272
Less imputed interest	$(253)
Total	$4,019
The weighted-average remaining lease term of our operating leases is approximately 1.6 years.

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

We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Baxalta US Inc. and Baxalta GmbH (now members of the Takeda group of companies, following the acquisition of Shire plc by Takeda Pharmaceutical Company Limited in January 2019) (Baxalta), Pfizer Inc. (Pfizer), Janssen Biotech, Inc. (Janssen), AbbVie, Inc. (AbbVie), Eli Lilly and Company (Lilly), Bristol Myers Squibb Company (BMS), Alexion Pharma Holding (AstraZeneca PLC announced the completion of its acquisition of Alexion Pharmaceuticals, Inc. in July 2021) (Alexion), argenx BVBA (argenx), Horizon Therapeutics plc. (Horizon) and ViiV Healthcare Limited (the global specialist HIV company majority owned by GlaxoSmithKline plc) (ViiV). We receive royalties from three of these collaborations, including royalties from sales of one product from the Baxalta collaboration, three products from the Roche collaboration and one product from the Janssen collaboration. Future potential revenues from royalties and fees from ENHANZE collaborations and the sales and/or royalties of our approved products will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
Our second quarter of 2021 and recent key events are as follows:
Collaborators
•In July 2021, we announced that Janssen received U.S. Food and Drug Administration (FDA) approval for DARZALEX FASPRO® in combination with pomalidomide and dexamethasone (D-Pd) for patients with multiple myeloma after first or subsequent relapse.
•In June 2021, we entered into a global collaboration and license agreement with ViiV. The license gives ViiV exclusive access to our ENHANZE technology for four specific small and large molecule targets for the treatment and prevention of HIV. These targets are integrase inhibitors, reverse transcriptase inhibitors limited to nucleoside reverse transcriptase inhibitors (NRTI) and nucleoside reverse transcriptase translocation inhibitors (NRTTIs), capsid inhibitors and broadly neutralizing monoclonal antibodies (bNAbs), that bind to the gp120 CD4 binding site. Under the terms of the agreement, we received an upfront payment of $40 million and ViiV is obligated to make potential future payments of up to $175 million in development and commercial milestones per target, subject to achievement of specified development and commercial milestones, including certain specified sales milestones. We will also be entitled to receive mid-single digit royalties on sales of commercialized medicines using the ENHANZE technology.
•In June 2021, we announced that Janssen was granted two marketing authorizations by the European Commission (EC) for DARZALEX® SC in two new indications in the European Union. The first authorization is for use in combination with cyclophosphamide, bortezomib and dexamethasone (D-VCd) in newly diagnosed adult patients with systemic light chain (AL) amyloidosis. The second authorization is for use in combination with D-Pd in adult patients with relapsed or refractory multiple myeloma.
•In June 2021, BMS initiated a Phase 3 study of nivolumab using ENHANZE® technology for patients with advanced or metastatic clear cell renal cell carcinoma.
•In May 2021, Janssen Pharmaceutical K.K. commenced commercial sale for the subcutaneous formulation of DARZALEX® (known as DALACURO® in Japan) for the treatment of multiple myeloma.
Corporate
•In the second quarter of 2021 we repurchased 1.0 million shares of common stock in open market purchases for $48.8 million at an average price per share of $47.05. Since the inception of our capital return program in November 2019 to repurchase up to $550.0 million of outstanding common stock over a three-year period, we have repurchased a total of 20.4 million shares for $475.0 million at an average price per share of $23.27 as of June 30, 2021.

Product and Product Candidates
We currently have one marketed proprietary product and five marketed partnered products. The following table summarizes our proprietary product, marketed partnered products and product candidates under development with our collaborators:

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	INDICATION	PHASE 1	PHASE 2	PHASE 3	FILED	APPROVED
PROPRIETARY APPROVED PRODUCT							
HYLENEX® recombinant (hyaluronidase human injection)	Various	Adjuvant for subcutaneous fluid delivery for dispersion & absorption of other injected drugs	Approved in the U.S.				
ENHANZE™ COLLABORATION APPROVED PRODUCTS							
Roche Herceptin® SC (trastuzumab) (Outside the U.S.) Herceptin Hylecta™ (trastuzumab and hyaluronidase-oysk) (U.S.)	Oncology	Breast Cancer	Approved in the U.S., EU and other countries outside the U.S. (OUS)				
Phesgo®(pertuzumab/trastuzumab/hyaluronidase-zzfx) (U.S.) and (pertuzumab/trastuzumab)(EU)	Oncology	Breast Cancer	Approved in the U.S., EU and OUS				
MabThera® SC (rituximab) (Outside the U.S) RITUXAN HYCELA™ (rituximab/hyaluronidase human) (U.S.) RITUXAN® SC (rituximab) (Canada)	Oncology	Multiple blood cancers	Approved for NHL in EU and OUS; Approved for CLL in EU and OUS Approved for DLBCL, CLL and FL in the U.S.				
Baxalta HYQVIA® [Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase]	Immunology	Primary Immunodeficiency, Secondary Immunodeficiencies in EU	Approved for adults in U.S., EU and OUS; Pediatric indication approved in EU and OUS				
Janssen DARZALEX FASPRO™ (daratumumab hyaluronidase human-fihj) (U.S.) DALACURO® (daratumumab)(Japan) DARZALEX SC (daratumumab) (OUS)	Oncology	Multiple Myeloma AL Amyloidosis	Approved for MM in the U.S, EU, Japan and OUS Approved for AL Amyloidosis in U.S and EU.				

All trademarks belong to their respective owners.

ENHANZE™ COLLABORATION PRODUCT CANDIDATES*

Roche (Total of 12 potential targets)		
TECENTRIQ® (atezolizumab)	Oncology	Non-Small Cell Lung Cancer
OCREVUS® (ocrelizumab)	Neuro Medicine	Multiple Sclerosis
Pfizer (Total of 3 targets)		
Janssen (Total of 5 potential targets)		
DARZALEX® (daratumumab)	Oncology	AL Amyloidosis
		Smoldering Myeloma
		Multiple Myeloma
		Multiple Myeloma
		Multiple Myeloma
Amivantamab	Oncology	Advanced Solid Malignancies
AbbVie (Total of 9 potential targets)		
Lilly (Total of 5 potential targets)		
BMS (Total of 11 potential targets)		
Nivolumab	Oncology	
BMS-986179	Oncology	
relatlimab/nivolumab	Oncology	
BMS-986258	Oncology	
Alexion (Total of 4 potential targets)	Undisclosed	
argenx (Total of 6 potential targets)	Autoimmunity	Immune Thrombocytopenia (ITP)
ARGX-113		Pemphigus Vulgaris and Foliaceus (PV)
		Chronic Inflammatory Demyelinating Polyneuropathy (CIDP)
		Myasthenia Gravis (MG)
ARGX-117	Autoimmunity	Multifocal Motor Neuropathy (MMN)
Horizon (1 target)		
TEPEZZA® ((teprotumumab-trbw)	Autoimmunity	Thyroid Eye Disease
NIH		
N6LS	Infectious Diseases	
CAPRISA		
CAP256V2LS	Infectious Diseases	
ViiV (Total of 4 Targets)	Infectious Diseases

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
In September 2013, Roche launched a subcutaneous (SC) formulation of Herceptin (trastuzumab) (Herceptin® SC) in Europe for the treatment of patients with HER2-positive breast cancer followed by launches in additional countries. This formulation utilizes our ENHANZE technology and is administered in two to five minutes, compared to 30 to 90 minutes with the standard intravenous form. In September 2018, we announced that Roche received approval from Health Canada for Herceptin SC for the treatment of patients with HER2-positive breast cancer. In February 2019, we announced that Roche received approval from the FDA for Herceptin SC under the brand name Herceptin Hylecta™ (trastuzumab and hyaluronidase-oysk). In April 2019, Roche made Herceptin Hylecta available in the U.S. In June 2020, the FDA approved a fixed-dose combination of Perjeta® (pertuzumab) and Herceptin for subcutaneous injection (Phesgo®) utilizing ENHANZE technology for the treatment of patients with HER2-positive breast cancer. In December 2020, the European Commission (EC) also approved Phesgo for the treatment of patients with early and metastatic HER2-positive breast cancer.
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
In December 2018, Roche initiated a Phase 1b/2 study in patients with non-small cell lung cancer for TECENTRIQ® (atezolizumab) using ENHANZE technology. In September 2020, Roche presented a poster with data from Part 1 of its Phase 1b study (IMscin001) evaluating TECENTRIQ for subcutaneous administration utilizing ENHANZE technology in patients with locally advanced or metastatic non-small cell lung cancer at the ESMO Virtual Congress 2020. The poster concluded that atezolizumab utilizing ENHANZE technology provided similar exposure as atezolizumab IV and that results support further development of subcutaneous atezolizumab in IMscin001 Part 2, a confirmatory Phase 3 study. In December 2020, Roche initiated a Phase 3 study in patients with non-small cell lung cancer for TECENTRIQ using ENHANZE technology.
In August 2019, Roche initiated a Phase 1 study evaluating OCREVUS® (ocrelizumab) with ENHANZE technology in subjects with multiple sclerosis.
In October 2019, Roche nominated a new undisclosed target to be studied using ENHANZE technology, triggering a $10 million milestone payment.

Baxalta Collaboration
In September 2007, we and Baxalta entered into a collaboration and license agreement under which Baxalta obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with GAMMAGARD LIQUID (HYQVIA®) (the Baxalta Collaboration). HYQVIA is indicated for the treatment of primary immunodeficiency disorders associated with defects in the immune system.
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
In February 2019, Janssen’s development partner, Genmab, announced positive Phase 3 trial results from the COLUMBA study evaluating subcutaneous DARZALEX in comparison to intravenous DARZALEX in patients with relapsed or refractory multiple myeloma. DARZALEX SC (utilizing ENHANZE technology) was found to be non-inferior to DARZALEX IV with regard the co-primary endpoints of Overall Response Rate and Maximum Trough concentration. In May 2020, we announced that Janssen received US FDA approval and launched the commercial sale of DARZALEX FASPRO™ in four regimens across five indications in multiple myeloma patients, including newly diagnosed, transplant-ineligible patients as well as relapsed or refractory patients. As a fixed-dose formulation, DARZALEX FASPRO can be administered over three to five minutes, significantly less time than DARZALEX IV which requires multi-hour infusions. In June 2020, we announced that Janssen received European marketing authorization and launched the commercial sale of DARZALEX SC utilizing ENHANZE in the European Union. In March 2021, Janssen announced approval from Japan's Ministry of Health, Labour and Welfare (MHLW) for the subcutaneous formulation of DARZALEX® (known as DALACURO® in Japan) for the treatment of multiple myeloma, and in May 2021 Janssen commenced commercial sale in Japan. In July 2021, Janssen received FDA approval for for DARZALEX FASPRO in combination with pomalidomide and dexamethasone (D-Pd) for patients with multiple myeloma after first or subsequent relapse. In January 2021, Janssen received FDA approval for DARZALEX FASPRO in combination with bortezomib, thalidomide, and dexamethasone in newly diagnosed multiple myeloma patients who are eligible for autologous stem cell transplant. In January 2021, Janssen received accelerated approval from the FDA for DARZALEX FASPRO in combination with bortezomib, cyclophosphamide and dexamethasone (D-VCd) for the treatment of adult patients with newly diagnosed AL amyloidosis (not recommended for the treatment of patients with AL amyloidosis who have NYHA Class IIIB or Class IV cardiac disease or Mayo Stage IIIB outside of controlled clinical trials). In June 2021, we announced that Janssen received marketing authorization from the EC for DARZALEX SC in two new indications, in combination with D-VCd in newly diagnosed adult patients with AL amyloidosis and in combination with D-Pd in adult patients with relapsed or refractory multiple myeloma. In July 2021, Janssen received FDA approval for DARZALEX FASPRO in combination with D-Pd for patients with multiple myeloma after first or subsequent relapse.

In December 2019, Janssen elected EGFR and cMET as a bispecific antibody (amivantamab) target on an exclusive basis, which is being studied in solid tumors. In November 2020, Janssen initiated a Phase 1 study of amivantamab and ENHANZE.
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
BMS Collaboration
In September 2017, we and BMS entered into a collaboration and license agreement, which became effective in November 2017, under which BMS has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with BMS products directed at up to eleven targets. Targets may be selected on an exclusive basis; BMS has selected eight targets to-date. BMS has designated multiple immuno-oncology targets including programmed death 1 (PD-1) and has an option to select 3 additional targets by November 2022. In October 2018, BMS dosed the first patient in a Phase 1/2a study of BMS-986179, an anti-CD-73 antibody, alone and in combination with nivolumab, using ENHANZE technology. In October 2019, BMS initiated a Phase 1 study of relatlimab, an anti-LAG-3 antibody, in combination with nivolumab using ENHANZE technology. In April 2021, BMS initiated a Phase 1/2 study of BMS-986258, an anti-TIM-3 antibody, alone and in combination with nivolumab in advanced malignant tumors. In June 2021, BMS initiated a Phase 3 study of nivolumab using ENHANZE technology for patients with advanced or metastatic clear cell renal cell carcinoma, leveraging data and insights from Phase 1/2 CA209-8KX study in patients with solid tumors.
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
argenx Collaboration
In February 2019, we and argenx entered into an agreement for the right to develop and commercialize one exclusive target, the human neonatal Fc receptor, FcRn, which includes argenx's lead asset efgartigimod (ARGX-113), and an option to select two additional targets using ENHANZE technology. In May 2019, argenx nominated a second target to be studied using ENHANZE technology, a human complement factor C2 associated with the product candidate ARGX-117, which is being developed to treat severe autoimmune diseases in Multifocal Motor Neuropathy (MMN). In July 2021, argenx has advanced plans to initiate a Phase 2 study in MMN followed by an undisclosed renal indication.
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
Horizon Collaboration
In November 2020, we and Horizon entered into a global collaboration and license agreement that gives Horizon exclusive access to ENHANZE technology for subcutaneous formulation of medicines targeting IGF-1R. Horizon intends to use ENHANZE to develop a SC formulation of TEPEZZA® (teprotumumab-trbw), indicated for the treatment of thyroid eye disease, a serious, progressive and vision-threatening rare autoimmune disease, potentially shortening drug administration time, reducing healthcare practitioner time and offering additional flexibility and convenience for patients. In March 2021, Horizon completed dosing in a Phase 1 study exploring the SC formulation of TEPEZZA. The trial is a small, single-dose Phase 1 pharmacokinetic trial which includes evaluating ENHANZE technology for a SC formulation.
ViiV Healthcare
In June 2021, we entered into a global collaboration and license agreement with ViiV. The license gives ViiV exclusive access to our ENHANZE technology for four specific small and large molecule targets for the treatment and prevention of HIV. These targets are integrase inhibitors, reverse transcriptase inhibitors limited to nucleoside reverse transcriptase inhibitors (NRTI) and nucleoside reverse transcriptase translocation inhibitors (NRTTIs), capsid inhibitors and broadly neutralising monoclonal antibodies (bNAbs), that bind to the gp120 CD4 binding site.
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

Impact of COVID-19 to our Business
In March 2020, the World Health Organization declared a disease caused by a strain of novel coronavirus (“COVID-19”) to be a pandemic. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. In an effort to protect the health and safety of our employees and in compliance with state regulations, we instituted working from home, limited the number of people that work on site at any one time, and suspended employee travel. Despite the development and widespread administration of effective coronavirus vaccines, the health crisis caused by COVID-19 may continue to have an impact across the globe particularly as a result of the spread of mutant strains of the coronavirus. As an organization we continue to effectively operate with the majority of our employees working from home and not traveling, which we currently expect will continue for the foreseeable future. Importantly, our suppliers continue to operate without interruption related to COVID-19. However, the duration of the pandemic and its continued impact on the global economy as a whole is unknown at this time. We are not clear the extent to which long term operational and economic impacts of COVID-19, if any, will have on our business, including the effects on our suppliers, collaborators, customers, employees, and prospects. We will continue to monitor the COVID-19 situation closely.

Results of Operations
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Royalties – Royalty revenue was $45.8 million for the three months ended June 30, 2021 compared to $15.8 million for the three months ended June 30, 2020. The increase was mainly driven by sales of DARZALEX FASPRO in the U.S and EU by Janssen due to the product launch in the second quarter of 2020, partially offset by slightly lower sales of Herceptin SC and MabThera SC by Roche. In general, we expect royalty revenue to grow as a result of our recent ENHANZE partner product launches, offsetting the ongoing impact from biosimilars in Europe related to our mature ENHANZE partner products.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Three Months Ended
	June 30,
	2021	2020	Change
Sales of bulk rHuPH20	$24,063	$3,908	$20,155
Sales of ENHANZE drug product	24	138	(114)
Sales of Hylenex	6,273	2,291	3,982
Total product sales, net	$30,360	$6,337	$24,023
Product sales, net increased by $24.0 million in the three months ended June 30, 2021 compared to the same period in 2020, primarily due to higher sales of rHuPH20 to our partners Janssen and Roche. We expect that product sales of bulk rHuPH20 and ENHANZE drug product will fluctuate in future periods based on the needs of our collaborators. We expect future product sales of Hylenex to be relatively flat as we experience modest market growth offset by competition for market share.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended
	June 30,
	2021	2020	Change
Upfront license fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments:
ViiV	$40,000	$—	$40,000
BMS	—	7,264	(7,264)
Janssen	20,000	25,000	(5,000)
Other	—	500	(500)
Subtotal	60,000	32,764	27,236
Research and development services	317	274	43
Total revenues under collaborative agreements	$60,317	$33,038	$27,279
Revenue from license fees increased in the three months ended June 30, 2021, compared to the same period in 2020 mainly due to the recognition of a total of $60.0 million related to the ViiV and Janssen collaborations in the current year. Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments vary from period to period based on our ENHANZE collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our collaborators’ ability to meet various clinical and regulatory milestones set forth in such agreements and our ability to obtain new collaborative agreements. To date, based on current partner communications, we have not identified any COVID-19 related delays that will materially impact our ENHANZE milestone revenue. We will continue to monitor the ENHANZE development activities of our partners and the impact of their plans on our milestone revenue, as there may be potential for COVID-19 related delays.
Cost of Product Sales – Cost of product sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of Hylenex recombinant and bulk rHuPH20 and ENHANZE drug product. Cost of product sales were $23.0 million for the three months ended June 30, 2021 compared to $5.7 million for the three months ended June 30, 2020. The increase of $17.3 million in cost of product sales was mainly due to an increase in sales of bulk rHuPH20 to Janssen and Roche.

Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, preclinical and regulatory activities related to our ENHANZE collaborations and our rHuPH20 platform. Research and development expenses were $8.1 million for the three months ended June 30, 2021 compared to $9.0 million for the three months ended June 30, 2020. The decrease of $0.9 million is primarily due to the discontinuation of our development activities for PEGPH20 and closure of our oncology operations, partially offset by an increase in costs to support additional ENHANZE targets.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses consist primarily of salaries and related costs for personnel in executive, selling and administrative functions as well as professional fees for legal and accounting, business development, commercial operations support for Hylenex and alliance management and marketing support for ENHANZE. SG&A expenses were $12.3 million for the three months ended June 30, 2021 compared to $11.0 million for the three months ended June 30, 2020. The increase of $1.3 million, or 12%, was primarily due to an increase in compensation expense, including stock compensation, for personnel to support additional ENHANZE targets entering clinical development.
Interest Expense – Interest expense was $1.8 million for the three months ended June 30, 2021 compared to $5.0 million for the three months ended June 30, 2020. The decrease of $3.2 million was primarily due to a decrease in interest expense related to the Convertible Notes as the non-cash interest expense associated with the amortization of the equity component of the Convertible Notes is eliminated upon adoption of ASU 2020-06.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Royalties – Royalty revenue was $82.7 million for the six months ended June 30, 2021 compared to $32.7 million for the six months ended June 30, 2020. The increase was mainly driven by sales of DARZALEX FASPRO in the U.S and EU by Janssen due to the product launch in the second quarter of 2020, partially offset by slightly lower sales of Herceptin SC and MabThera SC by Roche. In general, we expect royalty revenue to grow as a result of our recent ENHANZE partner product launches, offsetting the ongoing impact from biosimilars in Europe related to our mature ENHANZE partner products.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Six Months Ended
	June 30,
	2021	2020	Change
Sales of bulk rHuPH20	$40,833	$7,676	$33,157
Sales of ENHANZE drug product	24	184	(160)
Sales of Hylenex	11,269	6,624	4,645
Total product sales, net	$52,126	$14,484	$37,642
Product sales, net increased by $37.6 million in the six months ended June 30, 2021 compared to the same period in 2020, primarily due to higher sales of rHuPH20 to our partners Janssen, Roche and argenx. We expect that product sales of bulk rHuPH20 and ENHANZE drug product will fluctuate in future periods based on the needs of our collaborators. We expect that future product sales of Hylenex to be relatively flat as we experience modest market growth offset by competition for market share.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Six Months Ended
	June 30,
	2021	2020	Change
Upfront license fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments:
ViiV	$40,000	$—	$40,000
Janssen	25,000	25,000	—
BMS	25,000	7,264	17,736
Other	—	500	(500)
Subtotal	90,000	32,764	57,236
Reimbursements for research and development services	650	659	(9)
Total revenues under collaborative agreements	$90,650	$33,423	$57,227
Revenue from license fees increased $57.2 million in the six months ended June 30, 2021, compared to the same period in 2020 mainly due to the recognition of a total of $90.0 million related to the ViiV, BMS and Janssen collaborations in the current year. Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments vary from period to period based on our ENHANZE collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our collaborators’ ability to meet various clinical and regulatory milestones set forth in such agreements and our ability to obtain new collaborative agreements. To date, based on current partner communications, we have not identified any COVID-19 related delays that will materially impact our ENHANZE milestone revenue. We will continue to monitor the ENHANZE development activities of our partners and the impact of their plans on our milestone revenue, as there may be potential for COVID-19 related delays.
Cost of Product Sales – Cost of product sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of Hylenex recombinant and bulk rHuPH20 and ENHANZE drug product. Cost of product sales were $41.2 million for the six months ended June 30, 2021 compared to $11.5 million for the six months ended June 30, 2020. The increase of $29.7 million in cost of product sales was mainly due to an increase in sales of bulk rHuPH20 to Janssen, Roche and argenx.

Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, preclinical and regulatory activities related to our ENHANZE collaborations and our rHuPH20 platform. Research and development expenses were $17.1 million for the six months ended June 30, 2021 compared to $19.1 million for the six months ended June 30, 2020. The decrease of $2.0 million is primarily due to the discontinuation of our development activities for PEGPH20 and closure of our oncology operations, partially offset by an increase in costs to support additional ENHANZE targets.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses consist primarily of salaries and related costs for personnel in executive, selling and administrative functions as well as professional fees for legal and accounting, business development, commercial operations support for Hylenex and alliance management and marketing support for ENHANZE. SG&A expenses were $23.4 million for the six months ended June 30, 2021 compared to $23.6 million for the six months ended June 30, 2020. The decrease of $0.2 million, or 1%, was primarily due to one time costs in the prior year related to the discontinuation of our development activities for PEGPH20 and closure of our oncology operations, partially offset by an increase in compensation expense, including stock compensation, for personnel to support additional ENHANZE targets entering clinical development.
Interest Expense – Interest expense was $3.7 million for the six months ended June 30, 2021 compared to $10.4 million for the six months ended June 30, 2020. The decrease of $6.7 million was primarily due to a decrease in interest expense related to the Convertible Notes as the non-cash interest expense associated with the amortization of the equity component of the Convertible Notes is eliminated upon adoption of ASU 2020-06 and discontinuation in interest expense for the Royalty-backed Loan following the repayment of that obligations.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of June 30, 2021, we had cash, cash equivalents and marketable securities of $755.3 million. We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborations and cash that we may raise through future transactions. We may raise cash through any one of the following financing vehicles: (i) new collaborative agreements; (ii) expansions or revisions to existing collaborative relationships; (iii) private financings; (iv) other equity or debt financings; (v) monetizing assets; and/or (vi) the public offering of securities;
We may, in the future, offer and sell additional equity, debt securities and warrants to purchase any of such securities, either individually or in units to raise capital to raise funds for additional working capital, capital expenditures, share repurchases, acquisitions or for other general corporate purposes.
Cash Flows
Operating Activities
Net cash provided by operations was $95.2 million for the six months ended June 30, 2021 compared to $1.6 million cash used in the six months ended June 30, 2020. The $96.8 million increase in cash provided by operations was mainly due to an increase in collaboration partner license fee of $57.2 million and an increase in royalty and product sales during the six months ended June 30, 2021 compared to the corresponding period in the prior year, partially offset by an increase in working capital spend.
Investing Activities
Net cash used in investing activities was $89.9 million for the six months ended June 30, 2021 compared to $50.0 million cash provided by investing activities for the six months ended June 30, 2020. The increase in cash used in investing activities was primarily due to an increase in purchase of marketable securities for the six months ended June 30, 2021.
Financing Activities
Net cash provided by financing activities was $293.9 million for the six months ended June 30, 2021, compared to $35.0 million cash used in by financing activities for the six months ended June 30, 2020, mainly due to $784.9 million cash received from the 2027 Convertible Notes offering and $19.6 million cash payment for the Royalty-backed loan in the prior year, partially offset by $369.1 million related to the Induced Conversion of the 2024 Convertible Notes, $71.5 million increase in repurchase of common stock and a $34.5 million decrease in net proceeds from the issuance of common stock under equity incentive plans.
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

Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 5 consecutive trading day period (such 5 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. The Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately preceding the maturity date. As of June 30, 2021, the 2027 Convertible Notes are not convertible.
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
Holders may convert their 2024 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2024 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, June 1, 2024 until the close of business on the scheduled trading day immediately before the maturity date. As of June 30, 2021, the 2024 Convertible Notes are convertible.
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
In March 2021, we completed a privately negotiated and induced conversion of $369.1 million principal amount of the 2024 Convertibles (“Note Repurchases” or the “Induced Conversion”). In connection with the Induced Conversion, we paid approximately $370.2 million in cash, which includes principal and accrued interest, and issued approximately 9.08 million shares of our common stock representing the intrinsic value based on the contractual conversion rate and incremental shares as an inducement for conversion. As a result of the Induced Conversion, we recorded $21.0 million in induced conversion expense which is included in Other income (expense) of the Condensed Consolidated Statements of Operations for the three months ended June 30, 2021. The induced conversion expense represents the fair value of the common stock issued upon conversion in excess of the common stock issuable under the original terms of the 2024 Convertible Notes.

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
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The accounting policies and estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There were no material changes to our critical accounting policies during the six months ended June 30, 2021.
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
Relative to expenses incurred in our operations, we have generated only limited revenues from product sales, royalties, licensing fees, milestone payments, bulk rHuPH20 supply payments and research reimbursements to date. Through June 30, 2021, we have incurred aggregate net losses of $342.3 million. Although we expect to maintain sustainable profitability, unexpected declines in revenues and increases in expenses could inhibit our ability to sustain profitability.
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
The aggregate amount of our consolidated indebtedness, net of debt discount, as of June 30, 2021 was $874.7 million, which includes $90.9 million in aggregate principal amount of the 2024 Convertible Notes and $805.0 million in aggregate principal amount of 0.25% 2027 Convertible Notes, net of unamortized debt discount of $1.8 million and of $19.4 million, respectively. We also may incur additional indebtedness in the future.

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
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. Even if holders of the Convertible Notes do not elect to convert their notes, we are required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability when the conditional conversion feature is triggered, which results in a material reduction of our net working capital. For example, as of June 30, 2021, the conditional conversion feature was triggered and our 2024 Convertible Notes are classified as a current liability.
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
If these collaboration products do not gain or maintain market acceptance or experience reduced sales resulting in commercial performance below that which was expected or projected, the royalties we expect to receive from these products will be diminished which could harm our ability to fund future operations, including conduct acquisitions, execute our planned share repurchases, or affect our ability to use funds for other general corporate purposes and cause our business to suffer.
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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. The high and low sales prices of our common stock during the twelve months ended June 30, 2021 were $56.40 and $25.17, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:
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

Anti-takeover provisions in our charter documents, the Indentures and Delaware law may make an acquisition of us more difficult.
Anti-takeover provisions in our charter documents, the Indentures and Delaware law may make an acquisition of us more difficult. First, our Board of Directors is classified into three classes of directors. Under Delaware law, directors of a corporation with a classified board may be removed only for cause unless the corporation’s certificate of incorporation provides otherwise. Our amended and restated certificate of incorporation, as amended, does not provide otherwise. In addition, our bylaws limit who may call special meetings of stockholders, permitting only stockholders holding at least 50% of our outstanding shares to call a special meeting of stockholders. Our amended and restated certificate of incorporation does not include a provision for cumulative voting for directors. Under cumulative voting, a minority stockholder holding a sufficient percentage of a class of shares may be able to ensure the election of one or more directors. Finally, our bylaws establish procedures, including advance notice procedures, with regard to the nomination of candidates for election as directors and stockholder proposals.
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
Further, in connection with our Convertible Notes issuances, we entered into an indenture dated as of November 18, 2019, (“2024 Convertible Notes Indenture”) and an indenture dated as of March 1, 2021, (“2027 Convertible Notes Indenture”) with The Bank of New York Mellon Trust Company, N.A., as trustee. Certain provisions in the indentures could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the Convertible Notes will have the right to require us to repurchase their Convertible Notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their Convertible Notes in connection with such takeover. In either case, and in other cases, our obligations under the Convertible Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management
In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit large stockholders from consummating a merger with, or acquisition of, us.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risks during the quarter ended June 30, 2021.
As of June 30, 2021, our cash equivalents and marketable securities consisted of investments in money market funds, U.S. Treasury securities, asset-backed securities, corporate debt obligations and commercial paper. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. Based on our current investment portfolio as of June 30, 2021, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases of our common stock during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased	Weighted-Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Programs (thousands)(1)
April 1, 2021 through April 30, 2021	463,086	$48.59	463,086	$101,197
May 1, 2021 through May 31, 2021	574,461	$45.82	574,461	$74,864
June 1, 2021 through June 30, 2021	—	$—	—	$74,864
Total	1,037,547		1,037,547
(1)In November, 2019, we announced that our Board of Directors authorized a capital return program to repurchase up to $550.0 million of outstanding common stock during a three-year period. The above repurchases were pursuant to that program.
Item 3.Defaults Upon Senior Securities
Not applicable.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws, as amended (2)
4.1	Indenture, dated November 18, 2019, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, and the Registrant (3)

4.2	Form of Note, dated November 18, 2019, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, and the Registrant (3)

4.3	Indenture, dated March 1, 2021, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, and the Registrant (4)

4.4	Form of Note, dated March 1, 2021, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, and the Registrant (4)

10.1#	Halozyme Therapeutics, Inc. 2021 Employee Stock Purchases Plan (5)

10.2#	Halozyme Therapeutics, Inc. 2021 Stock Plan (5)

10.3#	Form of Stock Option Agreement (2021 Stock Plan) (5)

10.4#	Form of Restricted Stock Units Agreement for Officers (2021 Stock Plan) (5)

10.5#	Form of Restricted Stock Units Agreement (2021 Stock Plan) (5)

10.6#	Form of Restricted Stock Award Agreement (2021 Stock Plan (5)

10.7#	Form of Performance Stock Units Agreement (2021 Stock Plan) (5)

10.8#	Form of Directors Restricted Stock Units Agreement (2021 Stock Plan) (5)

10.9#	Form of Restricted Stock Units Agreement for Irish Participants (2021 Stock Plan)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline Taxonomy Extension Schema Document.

101.CAL	Inline Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline Taxonomy Extension Label Linkbase Document.

101.PRE	Inline Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

# Indicates management contract or compensatory plan or arrangement
(1)Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 3, 2019.
(2)Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 19, 2016.
(3)Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed November 18, 2019.
(4)Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 1, 2021.
(5)Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 5, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	August 9, 2021	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 9, 2021	/s/ Elaine Sun
Elaine Sun Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)