Form 10-Q
period 2021-09-30
HALOZYME THERAPEUTICS, INC.
filed 2021-11-02
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 140,787,020 as of October 25, 2021.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$491,683	$147,703
Marketable securities, available-for-sale	324,237	220,310
Accounts receivable, net and other contract assets	112,099	97,730
Inventories	55,978	60,747
Prepaid expenses and other assets	33,302	28,274
Total current assets	1,017,299	554,764
Property and equipment, net	9,588	10,593
Prepaid expenses and other assets	15,552	14,067
Deferred tax assets	142,481	—
Restricted cash	500	500
Total assets	$1,185,420	$579,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,322	$1,928
Accrued expenses	18,335	20,483
Deferred revenue, current portion	2,245	1,746
Current portion of long-term debt, net	89,251	397,228
Total current liabilities	113,153	421,385
Deferred revenue, net of current portion	2,530	4,026
Long-term debt, net	786,454	—
Other long-term liabilities	1,609	3,466
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 140,966 and 135,030 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	141	135
Additional paid-in capital	407,229	625,483
Accumulated other comprehensive (loss) income	(14)	22
Accumulated deficit	(125,682)	(474,593)
Total stockholders’ equity	281,674	151,047
Total liabilities and stockholders’ equity	$1,185,420	$579,924
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Royalties	$58,563	$23,931	$141,264	$56,599
Product sales, net	25,047	9,048	77,173	23,532
Revenues under collaborative agreements	32,220	32,337	122,870	65,760
Total revenues	115,830	65,316	341,307	145,891
Operating expenses:
Cost of product sales	18,589	5,568	59,826	17,095
Research and development	8,486	7,747	25,564	26,856
Selling, general and administrative	13,169	11,702	36,549	35,309
Total operating expenses	40,244	25,017	121,939	79,260
Operating income	75,586	40,299	219,368	66,631
Other income (expense):
Investment and other income, net	274	961	771	4,764
Inducement expense related to convertible notes	—	—	(20,960)	—
Interest expense	(1,754)	(4,990)	(5,471)	(15,342)
Net income before income taxes	74,106	36,270	193,708	56,053
Income tax (benefit) expense	(142,481)	63	(142,232)	132
Net income	$216,587	$36,207	$335,940	$55,921

Net income per share:
Basic	$1.53	$0.27	$2.39	$0.41
Diluted	$1.48	$0.25	$2.28	$0.40

Shares used in computing net income per share:
Basic	142,021	136,578	140,815	136,575
Diluted	146,690	142,081	147,652	139,971
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$216,587	$36,207	$335,940	$55,921
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	8	(640)	(76)	203
Foreign currency translation adjustment	—	(13)	15	(8)
Unrealized gain (loss) on foreign currency	2	(7)	25	(9)
Total comprehensive income	$216,597	$35,547	$335,904	$56,107
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,

	2021	2020
Operating activities:
Net income	$335,940	$55,921
Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Share-based compensation	15,694	13,008
Depreciation and amortization	2,224	2,484
Amortization of debt discount	2,674	10,540
Accretion of discounts on marketable securities, net	1,518	477
Gain on disposal of equipment	—	(631)
Recognition of deferred revenue	(997)	(3,870)
Lease payments deferred	(568)	(759)
Loss on impairment of right-of-use asset	—	525
Induced conversion expense related to convertible notes	20,960	—
Deferred income taxes (benefits from valuation allowance release)	(142,481)	—
Other	(4)	(13)
Changes in operating assets and liabilities:
Accounts receivable, net and other contract assets	(14,369)	(3,109)
Inventories	5,152	(28,338)
Prepaid expenses and other assets	(6,513)	(1,567)
Accounts payable and accrued expenses	(2,306)	(40,134)
Net cash provided by operating activities	216,924	4,534
Investing activities:
Purchases of marketable securities	(283,354)	(161,488)
Proceeds from maturities of marketable securities	177,833	181,345
Purchases of property and equipment	(1,299)	(805)
Proceeds from disposal of property and equipment	—	861
Net cash (used in) provided by investing activities	(106,820)	19,913
Financing activities:
Proceeds from issuance of long-term debt, net	784,875	—
Repayment of long-term debt	(369,064)	(19,560)
Payment of debt issuance cost	(424)	—
Repurchase of common stock	(189,737)	(109,970)
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	8,226	50,645
Net cash provided by (used in) financing activities	233,876	(78,885)
Net increase (decrease) in cash, cash equivalents and restricted cash	343,980	(54,438)
Cash, cash equivalents and restricted cash at beginning of period	148,203	120,679
Cash, cash equivalents and restricted cash at end of period	$492,183	$66,241

Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for purchases of property and equipment	$102	$531
Right-of-use assets obtained in exchange for lease obligation	$318	$1,661
Pending settlement of common stock repurchase	$—	$2,502
Common stock issued for induced conversion related to convertible notes	$7,865	$—
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (in thousands)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF JUNE 30, 2021	142,181	142	461,897	(24)	(342,269)	119,746
Share-based compensation expense	—	—	5,399	—	—	5,399
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	348	—	4,648	—	—	4,648
Repurchase of common stock	(1,563)	(1)	(64,715)			(64,716)
Other comprehensive income	—	—	—	10	—	10
Net income	—	—	—	—	216,587	216,587
BALANCE AS OF SEPTEMBER 30, 2021	140,966	141	407,229	(14)	(125,682)	281,674

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2020	135,030	135	625,483	22	(474,593)	151,047
Cumulative adjustment from adoption of ASU 2020-06			(65,535)		12,971	(52,564)
Share-based compensation expense	—	—	15,694	—		15,694
Issuance of common stock for the induced conversion related to convertible notes	9,083	9	13,095			13,104
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	1,229	1	8,225	—		8,226
Repurchase of common stock	(4,376)	(4)	(189,733)			(189,737)
Other comprehensive loss	—	—	—	(36)		(36)
Net income	—	—	—	—	335,940	335,940
BALANCE AS OF SEPTEMBER 30, 2021	140,966	141	407,229	(14)	(125,682)	281,674

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF JUNE 30, 2020	136,671	137	688,318	1,086	(583,964)	105,577
Share-based compensation expense	—	—	4,220	—	—	4,220
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	833	—	12,546	—	—	12,546
Cancellation of restricted stock awards, net	—	—	—	—	—	—
Repurchase of common stock	(2,135)	(2)	(58,900)			(58,902)
Other comprehensive loss	—	—	—	(660)	—	(660)
Net income	—	—	—	—	36,207	36,207
BALANCE AS OF SEPTEMBER 30, 2020	135,369	135	646,184	426	(547,757)	98,988

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2019	136,713	137	695,066	240	(603,678)	91,765
Share-based compensation expense	—	—	13,008	—	—	13,008
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	4,522	4	50,641	—	—	50,645
Issuance of restricted stock awards, net	61	—	—	—	—	—
Repurchase of common stock	(5,927)	(6)	(112,466)			(112,472)
Equity Component of convertible notes			(65)			(65)
Other comprehensive income	—	—	—	186	—	186
Net income	—	—	—	—	55,921	55,921
BALANCE AS OF SEPTEMBER 30, 2020	135,369	135	646,184	426	(547,757)	98,988
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
We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Baxalta US Inc. and Baxalta GmbH (members of the Takeda group of companies) (“Baxalta”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol-Myers Squibb Company (“BMS”), Alexion Pharma Holding (AstraZeneca PLC announced the completion of its acquisition of Alexion Pharmaceuticals, Inc. in July 2021) (“Alexion”), argenx BVBA (“argenx”), Horizon Therapeutics plc. (“Horizon”) and ViiV Healthcare (the global specialist HIV company majority owned by GlaxoSmithKline) (“ViiV”). We receive royalties from three of these collaborations, including royalties from sales of one product from the Baxalta collaboration, three products from the Roche collaboration and one product from the Janssen collaboration. Future potential revenues from royalties and fees from ENHANZE collaborations and the sales and/or royalties of our approved products will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within ninety days or less from the date of purchase. As of September 30, 2021, our cash equivalents consisted of money market funds.
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
Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At September 30, 2021 and December 31, 2020, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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
As of September 30, 2021, and December 31, 2020, inventories consisted of $1.6 million and $1.3 million, respectively, of Hylenex inventory, net and $54.4 million and $59.4 million, respectively, of bulk rHuPH20.
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

Income Taxes
We provide for income taxes using the liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities at each year end and their respective tax bases and are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant judgment is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and the valuation allowance to record against our net deferred tax assets, which are based on complex and evolving tax regulations throughout the world. Deferred tax assets (“DTA”) and other tax benefits are recorded when they are more likely than not to be realized. We maintain a full valuation allowance on our DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances. On a periodic basis, we reassess the valuation allowance of our DTAs, weighing all positive and negative evidence, to assess if it is more-likely-than-not that some or all of our DTAs will be realized. As of the third quarter of 2021, we have demonstrated profitability and cumulative pretax income and are forecasting income growth. After assessing both the positive and negative evidence, we determined that it was more likely than not that our DTAs would be realized and released the valuation allowance related to federal and state DTAs as of September 30, 2021, resulting in a benefit from income taxes of $142.5 million. We estimated that our annual effective income tax rate to be (57.63)% for 2021 compared to the 0.17% effective income tax rate for 2020. The primary difference relates to the release of our valuation allowance. We will continue to evaluate the need for valuation allowances for our DTAs.

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
January 1, 2022 (Early adoption permitted effective January 1, 2021)
We early adopted ASU 2020-06 as of January 1, 2021 on a modified retrospective basis, which resulted in an approximately $65.5 million decrease in additional paid in capital from the derecognition of the bifurcated equity component, $52.6 million increase in debt from the derecognition of the discount associated with the bifurcated equity component and $13.0 million decrease to the opening balance of accumulated deficit, representing the cumulative non-cash interest expense recognized related to the amortization of the bifurcated conversion option related to the 2024 Convertible Notes. We derecognized the related deferred tax liabilities of $11.8 million with a corresponding adjustment to the valuation allowance, resulting in no net impact to the cumulative adjustment to retained earnings. As we committed to settle the principal amount of the convertible notes in cash upon conversion, shares used for diluted EPS will continue to be limited to the excess conversion value over the principal amount of the convertible note. Diluted earnings per share is also impacted due to the elimination of non-cash interest expense associated with the amortization of the equity component.

3. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$27,827	$2	$(12)	$27,817
Corporate debt securities	75,686	6	(9)	75,683
U.S. Treasury securities	60,178	29	—	60,207
Non-US Government securities	17,291	—	(2)	17,289
Commercial paper	143,241	—	—	143,241
	$324,223	$37	$(23)	$324,237

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$17,013	$49	$—	$17,062
Corporate debt securities	69,755	42	(8)	69,789
U.S. Treasury securities	45,110	7	—	45,117
Commercial paper	88,342	—	—	88,342
	$220,220	$98	$(8)	$220,310
As of September 30, 2021, 11 available-for-sale marketable securities with a fair market value of $66.0 million were in a gross unrealized loss position of $23 thousand. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of September 30, 2021, because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	September 30, 2021	December 31, 2020
	Estimated Fair Value
Due within one year	$286,672	$220,310
After one but within five years	37,565	—
	$324,237	$220,310

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2021			December 31, 2020
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$491,661	$—	$491,661	$140,571	$—	$140,571
Commercial paper	—	—	—	—	7,000	7,000

Available-for-sale marketable securities:
Asset-backed securities	—	27,817	27,817	—	17,062	17,062
Corporate debt securities	—	75,683	75,683	—	69,789	69,789
U.S. Treasury securities	60,207	—	60,207	45,117	—	45,117
Non-US Government securities	—	17,289	17,289	—	—	—
Commercial paper	—	143,241	143,241	—	88,342	88,342
	$551,868	$264,030	$815,898	$185,688	$182,193	$367,881
We had no instruments that were classified within Level 3 as of September 30, 2021 and December 31, 2020.

4. Revenue
Our disaggregated revenues were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Royalties	$58,563	$23,931	$141,264	$56,599

Product sales, net
Sales of bulk rHuPH20	$18,862	$4,104	$59,719	$11,963
Sales of Hylenex	6,185	4,944	17,454	11,569
Total product sales, net	$25,047	$9,048	$77,173	$23,532

Revenues under collaborative agreements:
Upfront license and target nomination fees	$2,000	$—	$42,000	$7,264
Event-based development and regulatory milestones and other fees	—	32,000	30,000	57,500
Sales-based milestones	30,000	—	50,000	—
Research and development services	220	337	870	996
Total revenues under collaborative agreements	$32,220	$32,337	$122,870	$65,760

Total revenue	$115,830	$65,316	$341,307	$145,891
During the three months ended September 30, 2021 we recognized revenue related to licenses granted to collaboration partners in prior periods in the amount of $88.6 million. This amount represents royalties and a sales milestone earned in the current period. We recognized revenue of $0.5 million during the three months ended September 30, 2021 that had been included in deferred revenues at December 31, 2020.
During the nine months ended September 30, 2021 we recognized revenue related to licenses granted to collaboration partners in prior periods in the amount of $221.3 million. This amount represents royalties and sales milestone earned in the current period in addition to $30.0 million of variable consideration in the contracts where uncertainties have been resolved and the development milestones were expected to be achieved or were achieved. We recognized revenue of $1.0 million during the nine months ended September 30, 2021 that had been included in deferred revenues at December 31, 2020.
Accounts receivable, net, and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accounts receivable, net	$112,099	$90,730
Other contract assets	—	7,000
Deferred revenues	4,775	5,772
As of September 30, 2021, the amounts included in the transaction price of our contracts with customers, including collaboration partners, and allocated to goods and services not yet provided were $69.8 million, of which $65.0 million relates to unfulfilled purchase commitments and $4.8 million has been collected and is reported as deferred revenues. The unfulfilled purchase commitments are estimated to be delivered by the end of the third quarter of 2022. Of the total deferred revenues of $4.8 million, $2.2 million is expected to be used by our customers within the next 12 months.
There were no contract assets related to collaborative agreements at September 30, 2021. While we may become entitled to receive additional event-based development and regulatory milestones and other fees under our collaborative agreements, which relate to development milestones deemed probable of receipt for intellectual property licenses granted to collaboration partners in prior periods, no amounts were deemed probable.

5. Certain Balance Sheet Items
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accounts receivable from product sales to collaborators	$18,172	$25,198
Accounts receivable from revenues under collaborative agreements	30,407	30,404
Accounts receivable from royalty payments	59,095	32,098
Accounts receivable from other product sales	5,621	4,033
Other contract assets	—	7,000
Subtotal	113,295	98,733
Allowance for distribution fees and discounts	(1,196)	(1,003)
Total accounts receivable, net	$112,099	$97,730
Inventories consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$8,109	$5,813
Work-in-process	21,722	33,738
Finished goods	26,147	21,196
Total inventories	$55,978	$60,747
Prepaid expenses and other assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid manufacturing expenses	$43,324	$35,048
Other prepaid expenses	3,156	2,510
Other assets	2,374	4,783
Total prepaid expenses and other assets	48,854	42,341
Less long-term portion	(15,552)	(14,067)
Total prepaid expenses and other assets, current	$33,302	$28,274
Prepaid manufacturing expenses include raw materials, slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory as materials are used or the contract manufacturing organization services are complete.
Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Research equipment	$7,195	$7,085
Manufacturing equipment	5,719	5,336
Computer and office equipment	5,221	4,826
Leasehold improvements	1,628	1,628
Subtotal	19,763	18,875
Accumulated depreciation and amortization	(12,600)	(11,582)
Subtotal	7,163	7,293
Right of use assets	2,425	3,300
Property and equipment, net	$9,588	$10,593
Depreciation and amortization expense was approximately $0.7 million and $0.8 million, inclusive of ROU asset amortization of $0.4 million and $0.4 million for the three months ended September 30, 2021 and 2020 respectively.

Depreciation and amortization expense was approximately $2.2 million and $2.5 million, inclusive of ROU asset amortization of $1.2 million and $1.3 million for the nine months ended September 30, 2021 and 2020 respectively.
Accrued expenses consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued compensation and payroll taxes	$7,652	$8,078
Accrued outsourced manufacturing expenses	2,839	4,535
Other accrued expenses	6,029	6,468
Lease liability	3,424	4,868
Total accrued expenses	19,944	23,949
Less long-term portion	(1,609)	(3,466)
Total accrued expenses, current	18,335	$20,483
Expense associated with the accretion of the lease liabilities was approximately $0.1 million and $0.1 million for the three months ended September 30, 2021 and 2020 respectively. Total lease expense for the three months ended September 30, 2021 and 2020 was $0.5 million and $0.5 million respectively.
Expense associated with the accretion of the lease liabilities was approximately $0.3 million and $0.4 million for the nine months ended September 30, 2021 and 2020 respectively. Total lease expense for the nine months ended September 30, 2021 and 2020 was $1.5 million and $1.7 million respectively.
Cash paid for amounts related to leases for the three months ended September 30, 2021 and 2020 was $0.6 million and $0.8 million, and $2.0 million and $2.5 million for the nine months ended September 30, 2021 and 2020 respectively.

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
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. The Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately preceding the maturity date. As of September 30, 2021, the 2027 Convertible Notes are not convertible.
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
As of September 30, 2021, we were in compliance with all covenants and there was no material adverse change in our business, operations or financial condition.
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
Holders may convert their 2024 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2024 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, June 1, 2024 until the close of business on the scheduled trading day immediately before the maturity date. As of September 30, 2021, the 2024 Convertible Notes are convertible and are classified as a current liability.
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
In March 2021, we completed a privately negotiated induced conversion of $369.1 million principal amount of the 2024 Convertible Notes (“Note Repurchases” or the “Induced Conversion”). In connection with the Induced Conversion, we paid approximately $370.2 million in cash, which includes principal and accrued interest, and issued approximately 9.08 million shares of our common stock representing the intrinsic value based on the contractual conversion rate and incremental shares as an inducement for conversion. As a result of the Induced Conversion, we recorded $21.0 million in induced conversion expense which is included in Other income (expense) of the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021. The induced conversion expense represents the fair value of the common stock issued upon conversion in excess of the common stock issuable under the original terms of the 2024 Convertible Notes.
As of September 30, 2021, we were in compliance with all covenants and there was no material adverse change in our business, operations or financial condition.
Net Carrying Amounts of the Convertible Notes
The carrying amount and fair value of our Convertible Notes were as follows as of the dates indicated. As disclosed in Note 2, we early adopted ASU 2020-06 as of January 1, 2021 on a modified retrospective basis which adoption is reflected in the following table (in thousands).

	September 30, 2021	January 1, 2021
Principal amount:
2024 Convertible Notes	$90,936	$460,000
2027 Convertible Notes	805,000	—
Total Principal Amount	$895,936	$460,000

Unamortized debt discount:
2024 Convertible Notes	$(1,685)	$(10,211)
2027 Convertible Notes	(18,546)	—
Total unamortized debt discount	$(20,231)	$(10,211)

Carrying amount:
2024 Convertible Notes	$89,251	$449,789
2027 Convertible Notes	786,454	—
Total carrying amount	$875,705	$449,789

Fair value based on trading levels (Level 2):
2024 Convertible Notes	$162,068	$861,738
2027 Convertible Notes	731,351	—
Total fair value of outstanding notes	$893,419	$861,738

Remaining amortization per period of debt discount (in years):
2024 Convertible Notes	3.2	3.9
2027 Convertible Notes	5.4	n/a

The following table summarizes the components of interest expense and the effective interest rates for each of our Convertible Notes for the periods shown (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Coupon Interest:
2024 Convertible Notes	$284	$1,438	$1,621	$4,313
2027 Convertible Notes	$503	$—	$1,174	$—
Total Coupon Interest	$787	$1,438	$2,795	$4,313

Amortization of debt discount:
2024 Convertible Notes	$126	$3,552	$712	$10,522
2027 Convertible Notes	$842	$—	$1,962	$—
Total amortization of debt discount	$968	$3,552	$2,674	$10,522

Interest expense:
2024 Convertible Notes	$410	$4,990	$2,333	$14,835
2027 Convertible Notes	$1,345	$—	$3,136	$—
Total interest expense	$1,755	$4,990	$5,469	$14,835

Effective interest rates:
2024 Convertible Notes	1.8%	5.1%	1.8%	5.1%
2027 Convertible Notes	0.7%	n/a	0.7%	n/a
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

7. Share-based Compensation
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,842	$1,262	$5,254	$4,115
Selling, general and administrative	3,557	2,958	10,440	8,893
Share-based compensation expense	$5,399	$4,220	$15,694	$13,008
Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	$2,629	$2,182	$7,747	$6,766
RSAs, RSUs, PSUs and ESPP	2,770	2,038	7,947	6,242
	$5,399	$4,220	$15,694	$13,008
We granted stock options to purchase approximately 32.5 thousand and 34.7 thousand shares of common stock during the three months ended September 30, 2021 and 2020, respectively, and $0.7 million and $1.5 million shares of common stock during the nine months ended September 30, 2021 and 2020, respectively. The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes model”). Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments. The assumptions used in the Black-Scholes model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected volatility	42.90-44.73%	50.58-51.82%	42.90-46.45%	50.58-51.82%
Average expected term (in years)	4.7	4.9	4.7	5.2
Risk-free interest rate	0.66-0.89%	0.22-0.31%	0.36-0.89%	0.22-1.67%
Expected dividend yield	—	—	—	—
In February 2021, our Board of Directors approved our 2021 ESPP and our stockholders approved the plan in May 2021. The ESPP enables eligible employees to purchase shares of our common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Share purchases are funded through payroll deduction of at least 1% and up to 15% of an employee’s compensation for each payroll period, and no employee may purchase shares under the ESPP that exceeds $25,000 worth of our common stock for a calendar year. As of September 30, 2021, 2,700,000 shares were available for future purchase. The offering period is generally for a six-months period and the first offering period commenced on June 16, 2021. Offering periods shall commence on or about the sixteenth day of June and December of each year and end on or about the fifteenth day of the next December and June respectively, occurring thereafter.

Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	September 30, 2021
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$22,361	2.42
RSUs	$20,211	2.28
PSUs	$2,234	2.00
ESPP	$78	0.21

8. Stockholders’ Equity
During the nine months ended September 30, 2021 and 2020, we issued an aggregate of 931,749 and 3,952,311 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $13.81 and $13.54 per share, respectively, for net proceeds of approximately $12.9 million and $53.5 million, respectively. For the nine months ended September 30, 2021 and 2020, we issued 297,696 and 569,701 shares of common stock, respectively, upon vesting of certain RSUs and PSUs for which 94,795 and 142,905 RSUs were withheld from the RSU holders, respectively, to pay for minimum withholding taxes totaling approximately $8.2 million and $5.4 million, respectively. Stock options and unvested restricted units totaling approximately 6.3 million shares and 6.7 million shares of our common stock were outstanding as of September 30, 2021 and December 31, 2020, respectively.
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
We had the following activity under the approved share repurchase programs (dollars in thousands, except share and per share data):

	2021
	Total Number of Shares Purchased	Weighted-Average Price paid Per Share	Total Cost(1)
First quarter (2)	1,775,945	$42.89	$76,179
Second quarter	1,037,547	47.05	48,842
Third quarter	1,562,613	41.40	64,717
	4,376,105	$43.35	$189,738
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
A reconciliation of the numerators and the denominators of the basic and diluted net income per common share computations is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$216,587	$36,207	$335,940	$55,921
Denominator:
Weighted average common shares outstanding for basic net income per share	142,021	136,578	140,815	136,575
Dilutive potential common stock outstanding:
Stock Options	2,595	2,182	2,913	1,936
RSAs, RSUs, PSUs and ESPP	437	553	571	538
Convertible Notes	1,637	2,768	3,353	922
Weighted average common shares outstanding for diluted net income per share	146,690	142,081	147,652	139,971
Net income per share:
Basic	$1.53	$0.27	$2.39	$0.41
Diluted	$1.48	$0.25	$2.28	$0.40
Shares which have been excluded from the calculation of diluted net income per common share because their effect was anti-dilutive, include the following (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Anti-dilutive securities (1)	13.6	17.6	13.5	9.1
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
Our commitments include payments related to our commenced operating leases. Approximate annual future minimum operating lease payments as of September 30, 2021 are as follows (in thousands; excluding the nine months ended September 30, 2021):

Year:	Operating Leases
2021	$664
2022	2,711
2023	215
2024	18
2025	—
Total minimum lease payments	$3,608
Less imputed interest	$(184)
Total	$3,424
The weighted-average remaining lease term of our operating leases is approximately 1.4 years.

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

We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Baxalta US Inc. and Baxalta GmbH (members of the Takeda group of companies) (Baxalta), Pfizer Inc. (Pfizer), Janssen Biotech, Inc. (Janssen), AbbVie, Inc. (AbbVie), Eli Lilly and Company (Lilly), Bristol Myers Squibb Company (BMS), Alexion Pharma Holding (AstraZeneca PLC announced the completion of its acquisition of Alexion Pharmaceuticals, Inc. in July 2021) (Alexion), argenx BVBA (argenx), Horizon Therapeutics plc. (Horizon) and ViiV Healthcare (the global specialist HIV company majority owned by GlaxoSmithKline) (ViiV). We receive royalties from three of these collaborations, including royalties from sales of one product from the Baxalta collaboration, three products from the Roche collaboration and one product from the Janssen collaboration. Future potential revenues from royalties and fees from ENHANZE collaborations and the sales and/or royalties of our approved products will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
Our third quarter of 2021 and recent key events are as follows:
Collaborators
•In October 2021, Janssen’s DARZALEX FASPRO® was approved by the China National Medical Products Administration (NMPA) for the treatment of primary light chain amyloidosis, in combination with bortezomib, cyclophosphamide and dexamethasone (D-VCd) in newly diagnosed patients. This followed a similar approval Janssen Pharmaceutical K.K. received in August 2021 from Japan’s Ministry of Health, Labour and Welfare for DARZQURO® (Daratumumab SC) for the additional indication of systemic AL amyloidosis.
•In July 2021, Janssen elected the target HIV reverse transcriptase, resulting in a $2.0 million milestone fee.
•In July 2021, we announced that Janssen received FDA approval for DARZALEX FASPRO® in combination with pomalidomide and dexamethasone (D-Pd) for patients with multiple myeloma after first or subsequent relapse.
Corporate
•In the third quarter of 2021 we repurchased 1.6 million shares of common stock in open market purchases for $64.7 million at an average price per share of $41.40. In October 2021, we repurchased an additional 0.3 million shares of common stock for $10.3 million, completing our capital return program that began in November 2019 to repurchase up to $550.0 million of outstanding common stock over a three-year period. Under the program we repurchased a total of 22.3 million shares for $550.0 million at an average price per share of $24.72.

Product and Product Candidates
We currently have one marketed proprietary product and five marketed partnered products. The following table summarizes our proprietary product, marketed partnered products and product candidates under development with our collaborators:

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	INDICATION	PHASE 1 / PHASE 2 / PHASE 3 / FILED / APPROVED
PROPRIETARY APPROVED PRODUCT			
HYLENEX® recombinant (hyaluronidase human injection)	Various	Adjuvant for subcutaneous fluid delivery for dispersion & absorption of other injected drugs	Approved in the U.S.
ENHANZE™ COLLABORATION APPROVED PRODUCTS			
Roche Herceptin® SC (trastuzumab) (Outside the U.S.) Herceptin Hylecta™ (trastuzumab and hyaluronidase-oysk) (U.S.)	Oncology	Breast Cancer	Approved in the U.S., EU and other countries outside the U.S. (OUS)
Phesgo®(pertuzumab/trastuzumab/hyaluronidase-zzfx) (U.S.) and (pertuzumab/trastuzumab)(EU)	Oncology	Breast Cancer	Approved in the U.S., EU and OUS
MabThera® SC (rituximab) (Outside the U.S) RITUXAN HYCELA™ (rituximab/hyaluronidase human) (U.S.)	Oncology	Multiple blood cancers	Approved for NHL in EU and OUS; Approved for CLL in EU and OUS Approved for DLBCL, CLL and FL in the U.S.
Baxalta HYQVIA® [Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase]	Immunology	Primary Immunodeficiency, Secondary Immunodeficiencies in EU	Approved for adults in U.S., EU and OUS; Pediatric indication approved in EU and OUS
Janssen DARZALEX FASPRO™ (daratumumab hyaluronidase human-fihj) (U.S./China) DARZQURO® (daratumumab)(Japan) DARZALEX SC (daratumumab) (OUS)	Oncology	Multiple Myeloma AL Amyloidosis	Approved for MM in the U.S, EU, Japan and OUS Approved for AL Amyloidosis in U.S., EU, Japan and China

All trademarks belong to their respective owners.

ENHANZE™ COLLABORATION PRODUCT CANDIDATES*

Roche (Total of 12 potential targets)		
TECENTRIQ® (atezolizumab)	Oncology	Non-Small Cell Lung Cancer
OCREVUS® (ocrelizumab)	Neuro Medicine	Multiple Sclerosis
Pfizer (Total of 3 targets)		
Janssen (Total of 5 potential targets)		
DARZALEX® (daratumumab)	Oncology	AL Amyloidosis
		Smoldering Myeloma
		Multiple Myeloma
		Multiple Myeloma
		Multiple Myeloma
Amivantamab	Oncology	Advanced Solid Malignancies
AbbVie (Total of 9 potential targets)		
Lilly (Total of 5 potential targets)		
BMS (Total of 11 potential targets)		
Nivolumab	Oncology	
BMS-986179	Oncology	
relatlimab/nivolumab	Oncology	
BMS-986258	Oncology	
Alexion (Total of 4 potential targets)		
ALXN1720	Undisclosed	Undisclosed
argenx (Total of 6 potential targets)	Autoimmunity	Immune Thrombocytopenia (ITP)
ARGX-113		Pemphigus Vulgaris and Foliaceus (PV)
		Chronic Inflammatory Demyelinating Polyneuropathy (CIDP)
		Myasthenia Gravis (MG)
ARGX-117	Autoimmunity	Multifocal Motor Neuropathy (MMN)
Horizon (1 target)		
TEPEZZA® ((teprotumumab-trbw)	Autoimmunity	Thyroid Eye Disease
ViiV (Total of 4 Targets)	Infectious Diseases	
NIH		
N6LS	Infectious Diseases	
CAPRISA		
CAP256V2LS	Infectious Diseases

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
In February 2019, Janssen’s development partner, Genmab, announced positive Phase 3 trial results from the COLUMBA study evaluating subcutaneous DARZALEX in comparison to intravenous DARZALEX in patients with relapsed or refractory multiple myeloma. DARZALEX SC (utilizing ENHANZE technology) was found to be non-inferior to DARZALEX IV with regard the co-primary endpoints of Overall Response Rate and Maximum Trough concentration. In May 2020, we announced that Janssen received US FDA approval and launched the commercial sale of DARZALEX FASPRO in four regimens across five indications in multiple myeloma patients, including newly diagnosed, transplant-ineligible patients as well as relapsed or refractory patients. As a fixed-dose formulation, DARZALEX FASPRO can be administered over three to five minutes, significantly less time than DARZALEX IV which requires multi-hour infusions. In June 2020, we announced that Janssen received European marketing authorization and launched the commercial sale of DARZALEX SC utilizing ENHANZE in the European Union. In March 2021, Janssen announced approval from Japan's Ministry of Health, Labour and Welfare (MHLW) for the subcutaneous formulation of DARZALEX (known as DARZQURO in Japan) for the treatment of multiple myeloma, and in May 2021 Janssen commenced commercial sale in Japan. In July 2021, Janssen received FDA approval for DARZALEX FASPRO in combination with pomalidomide and dexamethasone (D-Pd) for patients with multiple myeloma after first or subsequent relapse. In January 2021, Janssen received FDA approval for DARZALEX FASPRO in combination with bortezomib, thalidomide, and dexamethasone in newly diagnosed multiple myeloma patients who are eligible for autologous stem cell transplant. In January 2021, Janssen received accelerated approval from the FDA for DARZALEX FASPRO in combination with bortezomib, cyclophosphamide and dexamethasone (D-VCd) for the treatment of adult patients with newly diagnosed AL amyloidosis (not recommended for the treatment of patients with AL amyloidosis who have NYHA Class IIIB or Class IV cardiac disease or Mayo Stage IIIB outside of controlled clinical trials). In June 2021, we announced that Janssen received marketing authorization from the EC for DARZALEX SC in two new indications, in combination with D-VCd in newly diagnosed adult patients with AL amyloidosis and in combination with D-Pd in adult patients with relapsed or refractory multiple myeloma. In July 2021, Janssen received FDA approval for DARZALEX FASPRO in combination with D-Pd for patients with multiple myeloma after first or subsequent relapse. In August 2021, Janssen received approval of DARZQURO (Daratumumab SC) for systemic AL amyloidosis in Japan. In October 2021, Janssen’s DARZALEX FASPRO was approved by the China National Medical Products Administration (NMPA) for the treatment of primary light chain amyloidosis, in combination with bortezomib, cyclophosphamide and dexamethasone (D-VCd) in newly diagnosed patients.

In December 2019, Janssen elected EGFR and cMET as a bispecific antibody (amivantamab) target on an exclusive basis, which is being studied in solid tumors. In November 2020, Janssen initiated a Phase 1 study of amivantamab and ENHANZE.
In July 2021, Janssen elected the target HIV reverse transcriptase.
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
Alexion Collaboration
In December 2017, we and Alexion entered into a collaboration and license agreement, under which Alexion has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Alexion’s portfolio of products directed at up to four targets. Targets may be selected on an exclusive basis. Alexion elected two targets on an exclusive basis, including a C5 complement inhibitor and has an option to select two additional targets within five years from the effective date. In August 2018, Alexion announced that it initiated a Phase 1 trial to study a next-generation subcutaneous formulation of ALXN1210 using ENHANZE technology (ALXN1810). Following a portfolio prioritization, Alexion has made the decision to discontinue the further development of ALXN1810. In addition, Alexion has initiated a Phase I study of ALXN1720, a novel anti-C5 albumin-binding bispecific mini-body, in combination with ENHANZE technology.
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

Impact of COVID-19 to our Business
In March 2020, the World Health Organization declared a disease caused by a strain of novel coronavirus (“COVID-19”) to be a pandemic. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. In an effort to protect the health and safety of our employees and in compliance with state regulations, we instituted working from home, limited the number of people that work on site at any one time, and suspended employee travel. As an organization we continue to effectively operate with the majority of our employees working from home and not traveling. Importantly, our suppliers continue to operate without interruption related to COVID-19. We recognize that the duration of the pandemic and its continued impact on the global economy as a whole remains unknown at this time. We are not clear the extent to which long term operational and economic impacts of COVID-19, if any, will have on our business, including the effects on our suppliers, collaborators, customers, employees, and prospects. We will continue to monitor the COVID-19 situation closely.

Results of Operations
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Royalties – Royalty revenue was $58.6 million for the three months ended September 30, 2021 compared to $23.9 million for the three months ended September 30, 2020. The increase was mainly driven by sales of DARZALEX FASPRO in the U.S and EU by Janssen due to the product launch in the second quarter of 2020, partially offset by slightly lower sales of Herceptin SC and MabThera SC by Roche. In general, we expect royalty revenue to grow as a result of our recent ENHANZE partner product launches, offsetting the ongoing impact from biosimilars in Europe related to our mature ENHANZE partner products.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Three Months Ended
	September 30,
	2021	2020	Change
Sales of bulk rHuPH20	$18,862	$4,104	$14,758
Sales of Hylenex	6,185	4,944	1,241
Total product sales, net	$25,047	$9,048	$15,999
Product sales, net increased by $16.0 million in the three months ended September 30, 2021 compared to the same period in 2020, primarily due to higher sales of rHuPH20 to our partners Janssen and Roche. We expect that product sales of bulk rHuPH20 will fluctuate in future periods based on the needs of our collaborators. We expect future product sales of Hylenex to be relatively flat as we experience modest market growth offset by competition for market share.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended
	September 30,
	2021	2020	Change
Upfront license fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments:
Janssen	32,000	—	32,000
Roche	—	17,000	(17,000)
argenx	—	15,000	(15,000)
Subtotal	32,000	32,000	—
Research and development services	220	337	(117)
Total revenues under collaborative agreements	$32,220	$32,337	$(117)
Revenue from license fees for the three months ended September 30, 2021, were comparable to the same period in 2020. Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments vary from period to period based on our ENHANZE collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our collaborators’ ability to meet various clinical and regulatory milestones set forth in such agreements and our ability to obtain new collaborative agreements. To date, based on current partner communications, we have not identified any COVID-19 related delays that will materially impact our ENHANZE milestone revenue. We will continue to monitor the ENHANZE development activities of our partners and the impact of their plans on our milestone revenue, as there may be potential for COVID-19 related delays.
Cost of Product Sales – Cost of product sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of Hylenex recombinant and bulk rHuPH20. Cost of product sales were $18.6 million for the three months ended September 30, 2021 compared to $5.6 million for the three months ended September 30, 2020. The increase of $13.0 million in cost of product sales was mainly due to an increase in sales of bulk rHuPH20 to Janssen and Roche.

Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, preclinical and regulatory activities related to our ENHANZE collaborations and our rHuPH20 platform. Research and development expenses were $8.5 million for the three months ended September 30, 2021 compared to $7.7 million for the three months ended September 30, 2020. The increase of $0.8 million is primarily due to an increase in compensation expense, including share-based compensation, for personnel to support additional ENHANZE targets entering clinical development.

Selling, General and Administrative – Selling, general and administrative (SG&A) expenses consist primarily of salaries and related costs for personnel in executive, selling and administrative functions as well as professional fees for legal and accounting, business development, commercial operations support for Hylenex and alliance management and marketing support for ENHANZE. SG&A expenses were $13.2 million for the three months ended September 30, 2021 compared to $11.7 million for the three months ended September 30, 2020. The increase of $1.5 million, or 13%, was primarily due to an increase in compensation expense, including share-based compensation, for personnel to support additional ENHANZE targets entering clinical development.
Interest Expense – Interest expense was $1.8 million for the three months ended September 30, 2021 compared to $5.0 million for the three months ended September 30, 2020. The decrease of $3.2 million was primarily due to a decrease in interest expense related to the Convertible Notes as the non-cash interest expense associated with the amortization of the equity component of the Convertible Notes is eliminated upon adoption of ASU 2020-06.
Income Taxes – Income tax benefit was $142.5 million for the three months ended September 30, 2021, compared to income tax expense of $0.1 million for the three months ended September 30, 2020. The increase in income tax benefit is due to the release of the valuation allowance during the current quarter.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Royalties – Royalty revenue was $141.3 million for the nine months ended September 30, 2021 compared to $56.6 million for the nine months ended September 30, 2020. The increase was mainly driven by sales of DARZALEX FASPRO in the U.S and EU by Janssen due to the product launch in the second quarter of 2020, partially offset by slightly lower sales of Herceptin SC and MabThera SC by Roche. In general, we expect royalty revenue to grow as a result of our recent ENHANZE partner product launches, offsetting the ongoing impact from biosimilars in Europe related to our mature ENHANZE partner products.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Nine Months Ended
	September 30,
	2021	2020	Change
Sales of bulk rHuPH20	$59,719	$11,963	$47,756
Sales of Hylenex	17,454	11,569	5,885
Total product sales, net	$77,173	$23,532	$53,641
Product sales, net increased by $53.6 million in the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to higher sales of rHuPH20 to our partners Janssen, Roche and argenx. We expect that product sales of bulk rHuPH20 will fluctuate in future periods based on the needs of our collaborators. We expect that future product sales of Hylenex to be relatively flat as we experience modest market growth offset by competition for market share.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Nine Months Ended
	September 30,
	2021	2020	Change
Upfront license fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments:
Janssen	57,000	25,000	32,000
ViiV	$40,000	$—	$40,000
BMS	25,000	7,264	17,736
Roche	—	17,000	(17,000)
argenx	—	15,000	(15,000)
Other	—	500	(500)
Subtotal	122,000	64,764	57,236
Reimbursements for research and development services	870	996	(126)
Total revenues under collaborative agreements	$122,870	$65,760	$57,110
Revenue from license fees increased $57.2 million in the nine months ended September 30, 2021, compared to the same period in 2020 mainly due to the recognition of a total of $122.0 million related to the ViiV, BMS and Janssen collaborations in the current year. Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments vary from period to period based on our ENHANZE collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our collaborators’ ability to meet various clinical and regulatory milestones set forth in such agreements and our ability to obtain new collaborative agreements. To date, based on current partner communications, we have not identified any COVID-19 related delays that will materially impact our ENHANZE milestone revenue. We will continue to monitor the ENHANZE development activities of our partners and the impact of their plans on our milestone revenue, as there may be potential for COVID-19 related delays.
Cost of Product Sales – Cost of product sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of Hylenex recombinant and bulk rHuPH20. Cost of product sales were $59.8 million for the nine months ended September 30, 2021 compared to $17.1 million for the nine months ended September 30, 2020. The increase of $42.7 million in cost of product sales was mainly due to an increase in sales of bulk rHuPH20 to Janssen, Roche and argenx.

Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, preclinical and regulatory activities related to our ENHANZE collaborations and our rHuPH20 platform. Research and development expenses were $25.6 million for the nine months ended September 30, 2021 compared to $26.9 million for the nine months ended September 30, 2020. The decrease of $1.3 million is primarily due to the discontinuation of our development activities for PEGPH20 and closure of our oncology operations, partially offset by an increase in costs to support additional ENHANZE targets entering clinical development.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses consist primarily of salaries and related costs for personnel in executive, selling and administrative functions as well as professional fees for legal and accounting, business development, commercial operations support for Hylenex and alliance management and marketing support for ENHANZE. SG&A expenses were $36.5 million for the nine months ended September 30, 2021 compared to $35.3 million for the nine months ended September 30, 2020. The increase of $1.2 million, or 4%, was primarily due to an increase in compensation expense, including share-based compensation, for personnel to support additional ENHANZE targets entering clinical development, partially offset by one time costs in the prior year related to the discontinuation of our development activities for PEGPH20 and closure of our oncology operations.
Interest Expense – Interest expense was $5.5 million for the nine months ended September 30, 2021 compared to $15.3 million for the nine months ended September 30, 2020. The decrease of $9.8 million was primarily due to a decrease in interest expense related to the Convertible Notes as the non-cash interest expense associated with the amortization of the equity component of the Convertible Notes is eliminated upon adoption of ASU 2020-06 and discontinuation in interest expense for the Royalty-backed Loan following the repayment of that obligations.
Income Taxes – Income tax benefit was $142.2 million for the nine months ended September 30, 2021, compared to income tax expense of $0.1 million for the nine months ended September 30, 2020. The increase in income tax benefit is due to the release of the valuation allowance during the current quarter.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of September 30, 2021, we had cash, cash equivalents and marketable securities of $815.9 million. We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborations and cash that we may raise through future transactions. We may raise cash through any one of the following financing vehicles: (i) new collaborative agreements; (ii) expansions or revisions to existing collaborative relationships; (iii) private financings; (iv) other equity or debt financings; (v) monetizing assets; and/or (vi) the public offering of securities;
We may, in the future, offer and sell additional equity, debt securities and warrants to purchase any of such securities, either individually or in units to raise capital to raise funds for additional working capital, capital expenditures, share repurchases, acquisitions or for other general corporate purposes.
Cash Flows
Operating Activities
Net cash provided by operations was $216.9 million for the nine months ended September 30, 2021 compared to $4.5 million cash provided in the nine months ended September 30, 2020. The $212.4 million increase in cash provided by operations was mainly due to an increase in collaboration partner license fees, royalties and product sales and a decrease in working capital spend during the nine months ended September 30, 2021 compared to the corresponding period in the prior year.
Investing Activities
Net cash used in investing activities was $106.8 million for the nine months ended September 30, 2021 compared to $19.9 million cash provided by investing activities for the nine months ended September 30, 2020. The increase in cash used in investing activities was primarily due to an increase in purchase of marketable securities for the nine months ended September 30, 2021.
Financing Activities
Net cash provided by financing activities was $233.9 million for the nine months ended September 30, 2021, compared to $78.9 million cash used in by financing activities for the nine months ended September 30, 2020, mainly due to $784.9 million cash received from the 2027 Convertible Notes offering and $19.6 million cash payment for the Royalty-backed loan in the prior year, partially offset by $369.1 million related to the Induced Conversion of the 2024 Convertible Notes, $79.8 million increase in repurchase of common stock and a $42.4 million decrease in net proceeds from the issuance of common stock under equity incentive plans.
Share Repurchases
In November 2019, the Board of Directors approved a share repurchase program, pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. The Company retired the repurchased shares. See Note 8. Stockholders’ Equity, within the notes to the consolidated financial statements for additional information regarding our share repurchases. In October 2021, we repurchased the remaining shares that had been authorized for repurchase under our November 2019 share repurchase program.
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
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 5 consecutive trading day period (such 5 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. The Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately preceding the maturity date. As of September 30, 2021, the 2027 Convertible Notes are not convertible.
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
Holders may convert their 2024 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the ### consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2024 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, June 1, 2024 until the close of business on the scheduled trading day immediately before the maturity date. As of September 30, 2021, the 2024 Convertible Notes are convertible.
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
In March 2021, we completed a privately negotiated and induced conversion of $369.1 million principal amount of the 2024 Convertibles (“Note Repurchases” or the “Induced Conversion”). In connection with the Induced Conversion, we paid approximately $370.2 million in cash, which includes principal and accrued interest, and issued approximately 9.08 million shares of our common stock representing the intrinsic value based on the contractual conversion rate and incremental shares as an inducement for conversion. As a result of the Induced Conversion, we recorded $21.0 million in induced conversion expense which is included in Other income (expense) of the Condensed Consolidated Statements of Operations for the three months ended September 30, 2021. The induced conversion expense represents the fair value of the common stock issued upon conversion in excess of the common stock issuable under the original terms of the 2024 Convertible Notes.
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
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The accounting policies and estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Except for the release during the three months ended September 30, 2021 of our valuation allowance related to federal and state deferred tax assets (which, as described more fully in Note 2 to our condensed consolidated financial statements, resulted in a benefit from income taxes of 142.5 million), there were no material changes to our critical accounting policies or estimates during the nine months ended September 30, 2021.
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
We have responded to the COVID-19 pandemic by taking a number of actions including closing our offices in San Diego in March 2020, requesting that most of our personnel work remotely and restricting access to our facilities mostly to personnel who perform critical activities that must be completed on-site in accordance with California’s initial statewide shelter-in-place order and ongoing guidances. Increased reliance on personnel working from home may have a negative impact on productivity, or disrupt, delay or otherwise adversely impact business, by, among other things, increasing cyber security risk, impeding access to information that would be helpful to pursue our business objectives or disrupting our communications. We are continuing to monitor the situation to determine the timing for all employees to return to working from the office.
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

Relative to expenses incurred in our operations, we have generated only limited revenues from product sales, royalties, licensing fees, milestone payments, bulk rHuPH20 supply payments and research reimbursements to date. Through September 30, 2021, we have incurred aggregate net losses of $125.7 million. Although we expect to maintain sustainable profitability, unexpected declines in revenues and increases in expenses could inhibit our ability to sustain profitability.
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
We have entered into multiple collaboration agreements under which we may receive significant future payments in the form of milestone payments, target designation fees, maintenance fees and royalties. We are heavily dependent on our collaborators to develop and commercialize product candidates subject to our collaborations in order for us to realize any financial benefits from these collaborations. Our collaborators may not devote the attention and resources to such efforts that we would ourselves, change their clinical development plans, promotional efforts or simultaneously develop and commercialize products in competition to those products we have licensed to them. Any of these actions could not be visible to us immediately and could negatively impact our ability to forecast and our ability to achieve the benefits and revenue we receive from such collaboration. In addition, in the event that a party fails to perform under a key collaboration agreement, or if a key collaboration agreement is terminated, the reduction in anticipated revenues could negatively impact our operations. In addition, the termination of a key collaboration agreement by one or more of our collaborators could have a material adverse impact on our ability to enter into additional collaboration agreements with new collaborators on favorable terms, if at all. In certain circumstances, the termination of a key collaboration agreement would require us to revise our corporate strategy going forward and reevaluate the applications and value of our technology.
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
Clinical testing of pharmaceutical products is a long, expensive and uncertain process, and the failure or delay of a clinical trial can occur at any stage, including the patient enrollment stage. Even if initial results of preclinical and nonclinical studies or clinical trial results are promising, our collaborators may obtain different results in subsequent trials or studies that fail to show the desired levels of dose safety and efficacy, or our collaborators may not obtain applicable regulatory approval for a variety of other reasons. Preclinical, nonclinical, and clinical trials for collaboration product candidates could be unsuccessful, which would delay or preclude regulatory approval and commercialization of the product candidates. In the U.S. and other jurisdictions, regulatory approval can be delayed, limited or not granted for many reasons, including, among others:
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
The aggregate amount of our consolidated indebtedness, net of debt discount, as of September 30, 2021 was $875.7 million, which includes $90.9 million in aggregate principal amount of the 2024 Convertible Notes and $805.0 million in aggregate principal amount of the 2027 Convertible Notes, net of unamortized debt discount of $1.7 million and of $18.5 million, respectively. We also may incur additional indebtedness in the future.

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
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. Even if holders of the Convertible Notes do not elect to convert their notes, we are required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability when the conditional conversion feature is triggered, which results in a material reduction of our net working capital. For example, as of September 30, 2021, the conditional conversion feature was triggered and our 2024 Convertible Notes are classified as a current liability.
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

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.
Our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including changes in the mix of our profitability between different tax jurisdictions, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.
In addition, on September 30, 2021, we determined, based on our facts and circumstances, that it was more likely than not that a substantial portion of our deferred tax assets would be realized and, as a result, substantially all of our valuation allowance against our deferred tax assets was released. This resulted in substantially and disproportionately increasing our reported net income and our earnings per share compared to our operating results for the third quarter of 2021. Historical and future comparisons to these amounts are not, and will not be, indicative of actual profitability trends for our business. Beginning in 2022, we expect to commence recording income tax expense at an estimated tax rate that will likely approximate statutory tax rates, which would result in a significant reduction in our net income and net income per share.
Risks Related To Ownership of Our Common Stock
Our stock price is subject to significant volatility.
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. The high and low sales prices of our common stock during the twelve months ended September 30, 2021 were $56.40 and $25.70, respectively. We expect our stock price to continue to be subject to significant volatility and, in addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:
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
We are currently a “Well-Known Seasoned Issuer” and may file automatic shelf registration statements at any time with the SEC. Sales of substantial amounts of shares of our common stock or other securities under future shelf registration statements could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.
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
Further, in connection with our Convertible Notes issuances, we entered into an indenture dated as of November 18, 2019 and an indenture dated as of March 1, 2021 (the “Indentures”), with The Bank of New York Mellon Trust Company, N.A., as trustee. Certain provisions in the Indentures could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the Convertible Notes will have the right to require us to repurchase their Convertible Notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their Convertible Notes in connection with such takeover. In either case, and in other cases, our obligations under the Convertible Notes and the Indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.
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
We and our partners are subject to increasingly sophisticated attempts to gain unauthorized access to our information technology storage and access systems and are devoting resources to protect against such intrusion. Cyberattacks could render us or our partners unable to utilize key systems or access important data needed to operate our business. The wrongful use, theft, deliberate sabotage or any other type of security breach with respect to any of our or any of our vendors and partners’ information technology storage and access systems could result in the breakdown or other service interruption, or the disruption of our ability to use such systems or disclosure or dissemination of proprietary and confidential information that is electronically stored, including intellectual property, trade secrets, financial information, regulatory information, strategic plans, sales trends and forecasts, litigation materials or personal information belonging to us, our staff, our patients, customers and/or other business partners which could result in a material adverse impact on our business, operating results and financial condition. We continue to invest in monitoring, and other security and data recovery measures to protect our critical and sensitive data and systems. However, these may not be adequate to prevent or fully recover systems or data from all breakdowns, service interruptions, attacks or breaches of our systems. In addition, our cybersecurity insurance may not be sufficient to cover us against liability related to any such breaches. Furthermore, any physical break-in or trespass of our facilities could result in the misappropriation, theft, sabotage or any other type of security breach with respect to our proprietary and confidential information, including research or clinical data or damage to our research and development equipment and assets. Such adverse effects could be material and irrevocable to our business, operating results, financial condition and reputation.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risks during the quarter ended September 30, 2021.
As of September 30, 2021, our cash equivalents and marketable securities consisted of investments in money market funds, U.S. Treasury securities, asset-backed securities, corporate debt obligations and commercial paper. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. Based on our current investment portfolio as of September 30, 2021, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.Risk Factors
We have provided updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Except for the addition of the Risk Factor entitled “Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts”, we do not believe the updates have materially changed the type or magnitude of risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases of our common stock during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased	Weighted-Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Programs (thousands)
July 1, 2021 through July 31, 2021	—	$—	—	$74,864
August 1, 2021 through August 31, 2021	504,092	$41.07	504,092	$54,149
September 1, 2021 through September 30, 2021	1,058,521	$41.55	1,058,521	$10,147
Total	1,562,613		1,562,613

In November, 2019, we announced that our Board of Directors authorized a capital return program to repurchase up to $550.0 million of outstanding common stock during a three-year period. The above repurchases were pursuant to that program. In October 2021, we repurchased 0.3 million shares of common stock for $10.3 million, excluding commissions, completing our November 2019 share repurchase program.
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

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	November 2, 2021	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 2, 2021	/s/ Elaine Sun
Elaine Sun Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)