Form 10-K
period 2021-12-31
HALOZYME THERAPEUTICS, INC.
filed 2022-02-22
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes        ☒    No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 was approximately $5.6 billion based on the closing price on the NASDAQ Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 137,703,510 as of February 14, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

HALOZYME THERAPEUTICS, INC.

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the “safe harbor” provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements, other than statements of historical fact, included herein, including without limitation those regarding our future product development and regulatory events and goals, product collaborations, our business intentions and financial estimates and anticipated results, are, or may be deemed to be, forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity,” “project” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as the development or regulatory approval of new partner products, enhancements of existing products or technologies, timing and success of the launch of new products by our collaborators, third party performance under key collaboration agreements, the ability of our bulk drug manufacturers to provide adequate supply for our collaboration partners, revenue, expense, and cash burn levels, anticipated amounts and timing of share repurchases, anticipated profitability and expected trends, the potential impact of the COVID-19 global pandemic on our business and trends, anticipated progress toward achieving our goals and targets in human capital and other ESG areas and other statements regarding matters that are not historical are forward-looking statements.
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
References to “Halozyme,” “the Company,” “we,” “us,” and “our” refer to Halozyme Therapeutics, Inc. and its wholly owned subsidiary, Halozyme, Inc., and Halozyme, Inc.’s indirect wholly owned subsidiary Halozyme Switzerland GmbH and direct wholly owned subsidiary Halozyme Switzerland Holdings GmbH. References to “Notes” refer to the Notes to Consolidated Financial Statements included herein (refer to Part II, Item 8).
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
We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Baxalta US Inc. and Baxalta GmbH (members of the Takeda group of companies) (“Baxalta”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol-Myers Squibb Company (“BMS”), Alexion Pharma International Operations Unlimited Company (an indirect wholly owned subsidiary of AstraZeneca PLC)(“Alexion”), argenx BVBA (“argenx”), Horizon Therapeutics plc. (“Horizon”) and ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”). We receive royalties from three of these collaborations, including royalties from sales of one product from the Baxalta collaboration, three products from the Roche collaboration and one product from the Janssen collaboration. Future potential revenues from royalties and fees from ENHANZE collaborations and the sales and/or royalties of our approved products will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
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
Technology
rHuPH20 can be applied as a drug delivery platform to increase dispersion and absorption of other injected drugs and fluids, potentially reducing treatment burden. For example, rHuPH20 has been used to convert drugs that must be delivered intravenously into subcutaneous injections or to reduce the number of subcutaneous injections needed for effective therapy. When ENHANZE technology is applied subcutaneously, the rHuPH20 acts locally and transiently, with a tissue half-life of less than 15 minutes. HA at the local site reconstitutes its normal density within a few days and, therefore, the effect of rHuPH20 on the architecture of the subcutaneous space is temporary.

Strategy
We are a leader in converting IV biologics to subcutaneous delivery using our commercially-validated ENHANZE technology. Our ENHANZE technology also has the potential for subcutaneous delivery of small molecules, including those developed as long-acting injectables and other therapies that might benefit from larger dose/larger volume subcutaneous delivery. We collaborate with leading pharmaceutical and biotechnology companies to help them develop products that combine our ENHANZE technology with their proprietary compounds. We target large, attractive markets, where ENHANZE-enabled subcutaneous delivery has the potential to deliver competitive differentiation and other important benefits to our partners, such as larger injection volumes administered rapidly, extended dosing intervals, and reduced treatment burden and healthcare costs. In addition, ENHANZE has been demonstrated to enable the combination of two therapeutic antibodies in a single injection, as well as the development of new co-formulation intellectual property. We leverage our strategic, technical, regulatory and alliance management skills in support of our partners' efforts to develop new subcutaneously delivered products. We currently have eleven collaborations with five current approved products and additional product candidates in development using our ENHANZE technology. We intend to work with our existing collaborators to expand our collaborations to add new targets and develop targets and product candidates under the terms of the operative collaboration agreements. We will also continue our efforts to enter into new collaborations to further derive additional value from our proprietary technology.

Product and Product Candidates
We currently have one marketed proprietary product and five marketed partnered products. The following table summarizes our proprietary product, marketed partnered products and product candidates under development with our collaborators:

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	INDICATION	STAGE (PHASE 1 / PHASE 2 / PHASE 3 / FILED / APPROVED)
PROPRIETARY APPROVED PRODUCT			
HYLENEX® recombinant (hyaluronidase human injection)	Various	Adjuvant for subcutaneous fluid delivery for dispersion & absorption of other injected drugs	Approved — Approved in the U.S.
ENHANZE™ COLLABORATION APPROVED PRODUCTS			
Roche Herceptin® SC (trastuzumab) (Outside the U.S.) Herceptin Hylecta™ (trastuzumab and hyaluronidase-oysk) (U.S.)	Oncology	Breast Cancer	Approved — Approved in the U.S., EU and other countries outside the U.S. (OUS)
Phesgo®(pertuzumab/trastuzumab/hyaluronidase-zzfx) (U.S.) and (pertuzumab/trastuzumab)(EU)	Oncology	Breast Cancer	Approved — Approved in the U.S., EU and OUS
MabThera® SC (rituximab) (Outside the U.S) RITUXAN HYCELA™ (rituximab/hyaluronidase human) (U.S.)	Oncology	Multiple blood cancers	Approved — Approved for NHL in EU and OUS; Approved for CLL in EU and OUS Approved for DLBCL, CLL and FL in the U.S.
Baxalta HYQVIA® [Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase]	Immunology	Primary Immunodeficiency, Secondary Immunodeficiencies in EU	Approved — Approved for adults in U.S., EU and OUS; Pediatric indication approved in EU and OUS
Janssen DARZALEX FASPRO® (daratumumab hyaluronidase human-fihj) (U.S./China) DARZQURO® (daratumumab)(Japan) DARZALEX SC® (daratumumab) (OUS)	Oncology	Multiple Myeloma AL Amyloidosis	Approved — Approved for MM in the U.S, EU, Japan and OUS Approved for AL Amyloidosis in U.S, EU, Japan and China

All trademarks belong to their respective owners.

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	INDICATION	STAGE
ENHANZE™ COLLABORATION PRODUCT CANDIDATES			
Roche (Total of 12 potential targets)			
TECENTRIQ® (atezolizumab)	Oncology	Non-Small Cell Lung Cancer	Phase 3
OCREVUS® (ocrelizumab)	Neuro Medicine	Multiple Sclerosis	Phase 1
Undisclosed			Phase 1
Baxalta			
TAK-881(immune globulin subcutaneous 20% (human))	Plasma-Derived Therapies (PDT)	Undisclosed	Phase 1
Pfizer (Total of 3 targets)			
Janssen (Total of 5 potential targets)			
DARZALEX® (daratumumab)	Oncology	AL Amyloidosis	Phase 3
		Smoldering Myeloma	Phase 3
		Multiple Myeloma	Phase 3
		Multiple Myeloma	Phase 2
		Multiple Myeloma	Phase 1
Amivantamab	Oncology	Advanced Solid Malignancies	Phase 1
Rilpivirine	Infectious Diseases	HIV	Phase 1
AbbVie (Total of 9 potential targets)			
Lilly (Total of 5 potential targets)			
BMS (Total of 11 potential targets)			
Nivolumab	Oncology	Advanced Renal Cell Carcinoma	Phase 3
		Solid Tumors	Phase 2
relatlimab/nivolumab	Oncology	Solid Tumors	Phase 1
BMS-986258	Oncology	Solid Tumors	Phase 1
Alexion (Total of 4 potential targets)			
argenx (Total of 6 potential targets)			
ARGX-113 (efgartigimod)	Autoimmunity	Myasthenia Gravis (MG)	Phase 3
		Immune Thrombocytopenia (ITP)	Phase 3
		Pemphigus Vulgaris and Foliaceus (PV)	Phase 3
		Chronic Inflammatory Demyelinating Polyneuropathy (CIDP)	Phase 3
ARGX-117	Autoimmunity	Multifocal Motor Neuropathy (MMN)	Phase 1
Horizon (1 target)			
TEPEZZA® ((teprotumumab-trbw)	Autoimmunity	Thyroid Eye Disease	Phase 1
ViiV (Total of 4 potential targets)			
Cabotegravir	Infection Diseases	HIV Treatment and PrEP	Phase 1
NIH (N6LS)	Infection Diseases	HIV (treatment)	Phase 1
CAPRISA (CAP256V2LS)	Infection Diseases	HIV (PrEP)	Phase 1

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
ENHANZE Collaborations
Roche Collaboration
In December 2006, we and Roche entered into a collaboration and license agreement under which Roche obtained a worldwide license to develop and commercialize product combinations of rHuPH20 and up to twelve Roche target compounds (the Roche Collaboration). Under this agreement, Roche elected a total of eight targets, two of which are exclusive.
In September 2013, Roche launched a subcutaneous (SC) formulation of Herceptin® (trastuzumab) (Herceptin SC) in Europe for the treatment of patients with HER2-positive breast cancer followed by launches in additional countries. This formulation utilizes our ENHANZE technology and is administered in two to five minutes, compared to 30 to 90 minutes with the standard intravenous form. In September 2018, we announced that Roche received approval from Health Canada for Herceptin SC for the treatment of patients with HER2-positive breast cancer. In February 2019, we announced that Roche received approval from the U.S. Food and Drug Administration (“FDA”) for Herceptin SC under the brand name Herceptin Hylecta™ (trastuzumab and hyaluronidase-oysk). In April 2019, Roche made Herceptin Hylecta available in the U.S. In June 2020, the FDA approved the fixed-dose combination of Perjeta® (pertuzumab) and Herceptin for subcutaneous injection (Phesgo™) utilizing ENHANZE technology for the treatment of patients with HER2-positive breast cancer. In December 2020, the European Commission (EC) also approved Phesgo for the treatment of patients with early and metastatic HER2-positive breast cancer.
In June 2014, Roche launched MabThera® SC in Europe for the treatment of patients with common forms of non-Hodgkin lymphoma (NHL) followed by launches in additional countries. This formulation utilizes our ENHANZE technology and is administered in approximately five minutes compared to the approximately 1.5 to 4 hour intravenous infusion. In May 2016, Roche announced that the European Medicines Agency (EMA) approved Mabthera SC to treat patients with chronic lymphocytic leukemia (CLL). In June 2017, the FDA approved Genentech’s RITUXAN HYCELA®, a combination of rituximab using ENHANZE technology (approved and marketed under the MabThera SC brand in countries outside the U.S. and Canada), for CLL and two types of NHL, follicular lymphoma and diffuse large B-cell lymphoma. In March 2018, Health Canada approved a combination of rituximab and rHuPH20 (approved and marketed under the brand name RITUXAN® SC) for patients with CLL.
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
In October 2018, we entered into an agreement with Roche for the right to develop and commercialize one additional exclusive target and an option to select two additional targets within four years using ENHANZE technology. The upfront license payment may be followed by event-based payments subject to Roche’s achievement of specified development, regulatory and sales-based milestones. In addition, Roche will pay royalties to us if products under the collaboration are commercialized. Roche subsequently returned the rights for the first exclusive target.
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

In October 2019, Roche nominated a new undisclosed exclusive target to be studied using ENHANZE technology. In November 2021, Roche initiated a Phase 1 study with the undisclosed target and ENHANZE.
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
In May 2013, the EC granted Baxalta marketing authorization in all EU Member States for the use of HYQVIA (solution for subcutaneous use) as replacement therapy for adult patients with primary and secondary immunodeficiencies. Baxalta launched HYQVIA in the first EU country in July 2013 and has continued to launch in additional countries.
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
In May 2016, Baxalta announced that HYQVIA received a marketing authorization from the EC for a pediatric indication, which was launched in Europe to treat primary and certain secondary immunodeficiencies. In September 2020, Takeda announced that the EMA approved a label update for HYQVIA broadening its use and making it the first and only facilitated subcutaneous immunoglobulin replacement therapy in adults, adolescents and children with an expanded range of secondary immunodeficiencies (SID).
In October 2021, Baxalta initiated a Phase 1 single-dose, single-center, open-label, three-arm study to assess the tolerability and safety of immune globulin subcutaneous (human), 20% solution with ENHANZE (TAK-881) at various infusion rates in healthy adult subjects.
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
In February 2019, Janssen’s development partner, Genmab, announced positive Phase 3 trial results from the COLUMBA study evaluating subcutaneous DARZALEX in comparison to intravenous DARZALEX in patients with relapsed or refractory multiple myeloma. DARZALEX SC® (utilizing ENHANZE technology) was found to be non-inferior to DARZALEX IV with regard the co-primary endpoints of Overall Response Rate and Maximum Trough concentration. In May 2020, we announced that Janssen received US FDA approval and launched the commercial sale of DARZALEX FASPRO® in four regimens across five indications in multiple myeloma patients, including newly diagnosed, transplant-ineligible patients as well as relapsed or refractory patients. As a fixed-dose formulation, DARZALEX FASPRO can be administered over three to five minutes, significantly less time than DARZALEX IV which requires multi-hour infusions. In June 2020, we announced that Janssen received European marketing authorization and launched the commercial sale of DARZALEX SC utilizing ENHANZE in the European Union. Subsequent to these approvals, Janssen received several additional regulatory approvals for additional indications and patient populations in the US, EU, Japan and China. Beginning with the US, in January 2021, Janssen received FDA approval for DARZALEX FASPRO in combination with bortezomib, thalidomide, and dexamethasone in newly diagnosed multiple myeloma patients who are eligible for autologous stem cell transplant. In January 2021, Janssen received accelerated approval from the FDA for DARZALEX FASPRO in combination with bortezomib, cyclophosphamide and dexamethasone (D-VCd) for the treatment of adult patients with newly diagnosed AL amyloidosis (not recommended for the treatment of patients with AL amyloidosis who have NYHA Class IIIB or Class IV cardiac disease or Mayo Stage IIIB outside of controlled clinical trials). In July 2021, Janssen received FDA approval for DARZALEX FASPRO in combination with pomalidomide and dexamethasone (D-Pd) for patients with multiple myeloma after first or subsequent relapse. In July 2021, Janssen received FDA approval for DARZALEX FASPRO in combination with D-Pd for patients with multiple myeloma after first or subsequent relapse. In December 2021, Janssen received FDA approval for DARZALEX FASPRO in combination with

Kyprolis® (carfilzomib) and dexamethasone for patients with relapsed or refractory multiple myeloma who have received one to three prior lines of therapy. In the EU, in June 2021, we announced that Janssen received marketing authorization from the EC for DARZALEX SC in two new indications, in combination with D-VCd in newly diagnosed adult patients with AL amyloidosis and in combination with D-Pd in adult patients with relapsed or refractory multiple myeloma. In Japan in March 2021, Janssen announced the approval from Japan’s Ministry of Health, Labour and Welfare (MHLW) for the subcutaneous formulation of DARZALEX (known as DARZQURO) in Japan) for the treatment of multiple myeloma, and in May 2021 Janssen commenced commercial sale in Japan. In August 2021, Janssen received approval of DARZQURO (Daratumumab SC) for systemic AL amyloidosis in Japan. In China in October 2021, Janssen’s DARZALEX FASPRO was approved by the China National Medical Products Administration (NMPA) for the treatment of primary light chain amyloidosis, in combination with D-VCd in newly diagnosed patients.
In December 2019, Janssen elected EGFR and cMET as a bispecific antibody (amivantamab) target on an exclusive basis, which is being studied in solid tumors. In November 2020, Janssen initiated a Phase 1 study of amivantamab and ENHANZE.
In July 2021, Janssen elected the target HIV reverse transcriptase limited to non-nucleoside reverse transcriptase inhibitors. In December 2021, Janssen initiated a Phase 1 clinical trial combining rilpivirine and ENHANZE. Janssen and ViiV are exploring the possibility of an ultra-long acting version of CABENUVA using ENHANZE.
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
BMS Collaboration
In September 2017, we and BMS entered into a collaboration and license agreement, which became effective in November 2017, under which BMS has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with BMS products directed at up to eleven targets. Targets may be selected on an exclusive basis; BMS has selected eight targets to-date. BMS has designated multiple immuno-oncology targets including programmed death 1 (PD-1) and has an option to select 3 additional targets by November 2022. In October 2018, BMS dosed the first patient in a Phase 1/2a study of BMS-986179, an anti-CD-73 antibody alone and in combination with nivolumab, using ENHANZE technology, which was subsequently discontinued. In October 2019, BMS initiated a Phase 1 study of relatlimab, an anti-LAG 3 antibody, in combination with nivolumab using ENHANZE technology. In April 2021, BMS initiated a Phase 1/2 study of BMS-986258, an anti-TIM-3 antibody, alone and in combination with nivolumab in advanced malignant tumors. In June 2021, BMS initiated a Phase 3 study of nivolumab using ENHANZE technology, for patients with advanced or metastatic clear cell renal cell carcinoma, leveraging data and insights from Phase 1/2 CA209-8KX study in patients with solid tumors.
Alexion Collaboration
In December 2017, we and Alexion entered into a collaboration and license agreement, under which Alexion has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Alexion’s portfolio of products directed at up to four targets. Targets may be selected on an exclusive basis. Alexion elected two targets on an exclusive basis, including a C5 complement inhibitor and has an option to select two additional targets within five years from the effective date. In September 2019, Alexion initiated a Phase I study of ALXN1720, a novel anti-C5 albumin-binding bispecific mini-body, in combination with ENHANZE technology. In February 2022, Alexion notified us that it was relinquishing its rights to the C5 complement inhibitor target.
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

In July 2019, argenx dosed the first subject in a phase 1 clinical trial evaluating the safety, pharmacokinetics and pharmacodynamics of efgartigimod (ARGX-113), using ENHANZE technology. In December 2019, argenx reported that based on data from the phase 1 study and internal company analysis, a one minute injection administered every 2 weeks may be possible. In December 2020, argenx initiated a Phase 3 study of ARGX-113 using ENHANZE technology for patients with immune thrombocytopenia (ITP), an immune disorder in which the blood does not clot normally. In January 2021, argenx initiated a Phase 3 study of ARGX-113 using ENHANZE technology in pemphigus vulgaris and foliaceus (PV), a rare autoimmune disease that causes painful blisters on the skin and mucous membranes. In February 2021, argenx initiated a Phase 3 study of ARGX-113 using ENHANZE technology for patients with chronic inflammatory demyelinating polyneuropathy (CIDP) and initiated a Phase 3 study of ARGX-113 using ENHANZE technology in myasthenia gravis (MG), an autoimmune disorder of the musculoskeletal system caused by IgG autoantibodies. In December 2021, argenx announced the FDA approval of efgartigimod (VYVGARTTM) for the treatment of generalized myasthenia gravis for the IV dosing regimen.
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
ViiV Healthcare
In June 2021, we entered into a global collaboration and license agreement with ViiV. The license gives ViiV exclusive access to our ENHANZE technology for four specific small and large molecule targets for the treatment and prevention of HIV. These targets are integrase inhibitors, reverse transcriptase inhibitors limited to nucleoside reverse transcriptase inhibitors (NRTI) and nucleoside reverse transcriptase translocation inhibitors (NRTTIs), capsid inhibitors and broadly neutralising monoclonal antibodies (bNAbs), that bind to the gp120 CD4 binding site. In December 2021, ViiV initiated enrollment of a Phase 1 study to evaluate cabotegravir administered subcutaneously with ENHANZE.
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
Patents and Proprietary Rights
Patents and other proprietary rights are essential to our business. Our success will depend in part on our ability to obtain patent protection for our inventions, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. Our strategy is to actively pursue patent protection in the U.S. and certain foreign jurisdictions for technology that we believe to be proprietary to us and that offers us a potential competitive advantage. Our patent portfolio includes 42 issued patents in the U.S., more than 470 issued patents in Europe and other countries in the world and more than 50 pending patent applications. In general, patents have a term of 20 years from the application filing date or earlier claimed priority date. Our issued patents will expire between 2024 and 2035. We have multiple patents and patent applications throughout the world pertaining to our recombinant human hyaluronidase and methods of use and manufacture, including an issued U.S. patent which expires in 2027 and an issued European patent which expires in 2024, which we believe cover the products and product candidates under our existing collaborations and Hylenex recombinant. In addition, we have, under prosecution throughout the world, multiple patent applications that relate specifically to individual product candidates under development, the expiration of which can only be definitely determined upon maturation into our issued patents. We believe our patent filings represent a barrier to entry for potential competitors looking to utilize these hyaluronidases.
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
Hylenex Recombinant
Hylenex recombinant is currently the only FDA approved recombinant human hyaluronidase on the market. The competitors for Hylenex recombinant include, but are not limited to, Bausch Health Companies, Inc.’s product, Vitrase®, an ovine (ram) hyaluronidase, and Amphastar Pharmaceuticals, Inc.’s product, Amphadase®, a bovine (bull) hyaluronidase.

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
As of February 14, 2022, we had 145 full-time employees. None of our employees are unionized and we believe our employee relations to be good.
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

Diversity and Inclusion:
We seek to build and maintain a diverse team of employees that is passionate about and committed to having a positive impact on the lives of patients and their families. We value and celebrate the unique talents, backgrounds and perspectives each employee contributes to achieving our mission and corporate objectives. In support of this philosophy, we adopted the Biotechnology Innovation Organization’s principles on workforce development, diversity and inclusion. Our diverse and inclusive culture is key to attract, develop and retain our talent pool within the globally competitive biotechnology industry. Our dedication to these principles has resulted in a diverse and inclusive employee base consisting of 46% female and 47% non-white/Caucasian employees as of February 14, 2022.
As an equal opportunity employer, we strive to attract and connect with diverse talent who best match our core values and who will be successful and thrive at Halozyme. Our recruiting team partners with hiring managers and we select diverse interview panels to help provide insight at every stage of the process to identify the best possible candidate – whether internal or external – to fill open roles in the company. We evaluate our recruitment and retention efforts based on a variety of metrics, including offer acceptance rate, time-to-hire, turnover and diversity of our employees.
Professional Development for Employees at All Levels:
We are firmly committed to employee development as an essential driver of our future growth and overall success of Halozyme. We understand that high performing employees are always seeking a challenge and reaching for ways to broaden, deepen and develop their skills and grow professionally. To support our employees, we conduct an individual development plan process to give employees the opportunity and accountability to document their career goals and the actions necessary to achieve those goals. Our senior leader development program is focused on advancing business acumen and leadership skills. Our learning and development curriculum for the entire organization is focused on personal, professional, team and leadership development opportunities and grounded in our established leadership attributes which identify the knowledge, skills, abilities and behaviors that contribute to individual and organizational performance. In addition, everyone attends compliance, harassment prevention, and safety training and we offer education assistance for college and university course, training seminars and educational conferences to all employees
To monitor progress, we review our succession plan for key senior management positions as part of our annual talent review and identify development opportunities to help ensure potential successor readiness.
Employee Engagement:
Building trust and a high performing culture is a top priority for Halozyme. We achieve this by providing a platform for employees to give feedback, collaborate on solutions, and discuss how to make changes to help improve our experience at work. Over the years, we have regularly conducted employee engagement surveys to better understand what we do well and where there are opportunities for improvement. We consistently achieve high participation rates of 92% or more - well above benchmark response scores.
Based on the insights gained from past surveys, we have focused on strengthening cross-functional teamwork including how teams communicate and how we hold each other accountable. Examples of specific actions we have taken in response to employee survey feedback include all-employee training on cross-functional teamwork and a learning series to equip employees to give and receive constructive feedback.
In 2021 we transitioned to a new survey platform which provides us with opportunities for more regular pulse surveys to stay abreast of employee engagement trends. This enables us to act quickly in response to employee sentiment. Our process continues to allow for meaningful conversations and encourages everyone at all levels to take action toward focus areas.
We hold frequent all-employee meetings that serve as an open forum to share progress on strategy and corporate goals as well as potential at-risk areas, celebrate achievements, and share best practices and learnings. In 2020 and continuing in 2021 we have increased the frequency of our all-employee meetings from monthly to semi-monthly while implementing our work-from-home strategy in response to COVID-19 to keep employees well-informed, connected and to provide them with a setting to ask questions and discuss solutions
Management tracks and assesses retention and attrition and interviews departing employees in order to identify any addressable trends.
Compensation & Benefits:
Our compensation and benefits programs, with oversight from the Compensation Committee of our Board of Directors, are designed to attract, retain and reward employees through competitive salaries, annual bonus eligibility, long-term incentive awards, Employee Stock Purchase Plan, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and employee assistance programs. Each year we conduct surveys to benchmark our salaries and benefits and confirm we are satisfied with the competitiveness of our total compensation offering. We also provide a variety of peer-to-peer and corporate recognition programs to celebrate and recognize our employees for their hard work and contributions.
Employee Health and Safety:
We are dedicated to promoting the health and safety of our employees because we believe it fosters employee productivity and job performance. We have developed and implemented annual workplace safety training which is intended to remind our employees of workplace safety procedures that may be useful in the event of emergency situations and to assist our employees in helping to prevent workplace accidents. We have established a Safety Committee which meets on a quarterly basis to review workplace safety and adherence to safety policies which reports to the CEO and Board Chair. Further, our Code of Conduct emphasizes our commitment to preventing unlawful employment discrimination and workplace harassment including mandatory, on going sexual harassment training and provides a mechanism for reporting any violations of this policy.
Our response to COVID-19:
Because we take the health and safety of our employees, their families and our local communities very seriously, we have implemented the following actions to protect against the transmission of COVID-19 in our office and in the local community, while ensuring that critical work continues:
•Restricted access to our office to only those individuals vaccinated against COVID-19 and continue to require masking while onsite.
•Employees are primarily working from home.
•Required weekly COVID-19 testing for all personnel coming onsite.
•Preferred virtual, rather than in-person, interactions to continue to meet the needs of our customers, partners and contractors.
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
•Health disparities;
•STEM education;
•Human services (e.g., food drives, home builds, meal services);
•Environmental organizations (e.g., lagoon cleanup events, park restoration); and
•Children in underserved communities and our /Military (e.g., school supply drives, holiday adopt-a-family, playhouse builds, paracord builds);

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
We have entered into multiple collaboration agreements under which we may receive significant future payments in the form of milestone payments, target designation fees, maintenance fees and royalties. We are heavily dependent on our collaborators to develop and commercialize product candidates subject to our collaborations in order for us to realize any financial benefits, including revenues from milestones, royalties and product sales from these collaborations. Our collaborators may not devote the attention and resources to such efforts that we would ourselves, change their clinical development plans, promotional efforts or simultaneously develop and commercialize products in competition to those products we have licensed to them. Any of these actions could not be visible to us immediately and could negatively impact our ability to forecast and our ability to achieve the benefits and revenue we receive from such collaboration. In addition, in the event that a party fails to perform under a key collaboration agreement, or if a key collaboration agreement is terminated, the reduction in anticipated revenues could negatively impact our operations. In addition, the termination of a key collaboration agreement by one or more of our collaborators could have a material adverse impact on our ability to enter into additional collaboration agreements with new collaborators on favorable terms, if at all. In certain circumstances, the termination of a key collaboration agreement would require us to revise our corporate strategy going forward and reevaluate the applications and value of our technology.
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
The aggregate amount of our consolidated indebtedness, net of debt discount, as of December 31, 2021 was $876.7 million, which includes $90.9 million in aggregate principal amount of the 2024 Convertible Notes and $805.0 million in aggregate principal amount of the 2027 Convertible Notes, net of unamortized debt discount of $1.5 million and of $17.7 million, respectively. We also may incur additional indebtedness in the future.
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
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. Even if holders of the Convertible Notes do not elect to convert their notes, we are required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability when the conditional conversion feature is triggered, which results in a material reduction of our net working capital. For example, as of December 31, 2021, the conditional conversion feature was triggered and our 2024 Convertible Notes are classified as a current liability.
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
In addition, on September 30, 2021, we determined, based on our facts and circumstances, that it was more likely than not that a substantial portion of our deferred tax assets would be realized and, as a result, substantially all of our valuation allowance against our deferred tax assets was released. This resulted in substantially and disproportionately increasing our reported net income and our earnings per share compared to our operating results for 2021. Historical and future comparisons to these amounts are not, and will not be, indicative of actual profitability trends for our business. Beginning in 2022, we expect to commence recording income tax expense at an estimated tax rate that will likely approximate statutory tax rates, which would result in a significant reduction in our net income and net income per share.
Risks Related To Ownership of Our Common Stock
Our stock price is subject to significant volatility.
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. The high and low sales prices of our common stock during the twelve months ended December 31, 2021 were $56.40 and $31.79, respectively. In addition to the other risks and uncertainties described elsewhere in this Annual Report on Form 10-K and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:
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
Further, in connection with our Convertible Notes issuances, we entered into an indenture, dated as of November 18, 2019, and an indenture dated as of March 1, 2021 (the“Indentures”) with The Bank of New York Mellon Trust Company, N.A., as trustee. Certain provisions in the Indenture could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the Convertible Notes will have the right to require us to repurchase their Convertible Notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their Convertible Notes in connection with such takeover. In either case, and in other cases, our obligations under the Convertible Notes and the Indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management
In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit large stockholders from consummating a merger with, or acquisition of, us.
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
Our proprietary and collaboration products have numerous competitors in the U.S. and abroad including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that have developed competing products. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. The competitors for Hylenex recombinant include, but are not limited to, Bausch Health Companies, Inc.’s FDA-approved product, Vitrase®, an ovine (ram) hyaluronidase, and Amphastar Pharmaceuticals, Inc.’s product, Amphadase®, a bovine (bull) hyaluronidase. For our ENHANZE technology, such competitors may include major pharmaceutical and specialized biotechnology firms. These competitors may develop technologies and products that are more effective, safer, or less costly than our current or future proprietary and collaboration products and product candidates or that could render our and our partners’ products, technologies and product candidates obsolete or noncompetitive.
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
Item 1B.Unresolved Staff Comments
None.
Item 2.Properties
Our administrative offices and research facilities are currently located in San Diego, California. During 2021 we leased an aggregate of approximately 50,000 square feet of office and research space. We believe our facilities are adequate for our current and near-term needs.
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
Our common stock is listed on the NASDAQ Global Select Market under the symbol “HALO.” As of February 14, 2022, we had approximately 43,988 stockholders of record and beneficial owners of our common stock.
Dividends
We have never declared or paid any dividends on our common stock. We currently intend to retain available cash for funding operations, stock repurchases and other capital initiatives; therefore, we do not expect to pay any dividends on our common stock in the foreseeable future. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contract restrictions, business prospects and other factors our board of directors may deem relevant.
Purchase of Equity Securities by the Issuer
In November 2019, we announced that the Board of Directors authorized the initiation of a capital return program to repurchase up to $550.0 million of outstanding common stock over a three-year period. The shares were purchased through open market transactions and through an Accelerated Share Repurchase (ASR) agreement. During 2021, we repurchased 4.6 million shares of common stock for $200.0 million at an average price of $43.02 under the program. We completed the program in October 2021 having repurchased a total of 22.3 million shares for $550.0 million at an average price per share of $24.72. We retired the repurchased shares and they resumed the status of authorized and unissued shares.
In December 2021, the Board of Directors authorized our second share repurchase program, to repurchase up to $750.0 million of our outstanding common stock over a three-year period. Under this program, we entered into an ASR agreement to repurchase $150.0 million shares of common stock in December 2021.
The table below sets forth information regarding repurchases during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Weighted-Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be purchased under the Programs (thousands)
October 1, 2021 through October 31, 2021(1)	273,210	$37.75	273,210	$—
November 1, 2021 through November 30, 2021	—	$—	—	$—
December 1, 2021 through December 31, 2021	—	$—	—	$—
Total	273,210		273,210

Accelerated Share Repurchase(2)	3,462,204		3,462,204	$600,000
(1) Purchased under the share repurchase program authorized in November 2019, which completed in October 2021.
(2) Purchased under the share repurchase program authorized in December 2021 through an ASR agreement to repurchase $150.0 million of common stock. In December 2021 we took initial delivery of 3.5 million shares.

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
The graph below compares Halozyme Therapeutics, Inc.’s cumulative five-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2016 to December 31, 2021. The historical stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN FROM 12/31/2016 THROUGH 12/31/2021

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Halozyme Therapeutics Inc
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Halozyme Therapeutics, Inc.	$100	$205	$148	$179	$432	$407
NASDAQ Composite	$100	$130	$126	$172	$250	$305
NASDAQ Biotechnology	$100	$122	$111	$139	$175	$175

Item 6.(Reserved)

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
We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Baxalta US Inc. and Baxalta GmbH (members of the Takeda group of companies) (Baxalta), Pfizer Inc. (Pfizer), Janssen Biotech, Inc. (Janssen), AbbVie, Inc. (AbbVie), Eli Lilly and Company (Lilly), Bristol-Myers Squibb Company (BMS), Alexion Pharma International Operations Unlimited Company (an indirect wholly owned subsidiary of AstraZeneca PLC) (Alexion), argenx BVBA (argenx), Horizon Therapeutics plc. (Horizon) and ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (ViiV). We receive royalties from three of these collaborations, including royalties from sales of one product from the Baxalta collaboration, three products from the Roche collaboration and one product from Janssen collaboration. Future potential revenues from royalties and fees from ENHANZE collaborations and the sales and/or royalties of our approved products will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.

Our 2021 and recent key events are as follows:
Janssen
•In December 2021, Janssen received FDA approval for DARZALEX FASPRO in combination with Kyprolis® (carfilzomib) and dexamethasone for patients with relapsed or refractory multiple myeloma who have received one to three prior lines of therapy.
•In October 2021, Janssen’s DARZALEX FASPRO was approved by the China National Medical Products Administration (NMPA) for the treatment of primary light chain amyloidosis, in combination with bortezomib, cyclophosphamide and dexamethasone (D-VCd) in newly diagnosed patients. This followed a similar approval Janssen Pharmaceutical K.K. received in August 2021 from Japan’s Ministry of Health, Labour and Welfare for DARZQURO® (Daratumumab SC) for the additional indication of systemic AL amyloidosis.
•In July 2021, Janssen elected the target HIV reverse transcriptase, resulting in a $2.0 million milestone fee. In December 2021, Janssen initiated a Phase 1 study combining Janssen’s rilpivirine and ENHANZE resulting in a $2.0 million milestone payment.
•In July 2021, we announced that Janssen received FDA approval for DARZALEX FASPRO in combination with pomalidomide and dexamethasone (D-Pd) for patients with multiple myeloma after first or subsequent relapse.
•In June 2021, we announced that Janssen was granted two marketing authorizations by the European Commission (EC) for DARZALEX SC in two new indications in the European Union. The first authorization is for use in combination with D-VCd in newly diagnosed adult patients with systemic light chain (AL) amyloidosis. The second authorization is for use in combination with D-Pd in adult patients with relapsed or refractory multiple myeloma.
•In May 2021, Janssen Pharmaceutical K.K. commenced commercial sale for the subcutaneous formulation of DARZALEX (known as DARZQURO® in Japan) for the treatment of multiple myeloma. This followed the March 2021 approval from Japan's Ministry of Health, Labour and Welfare (MHLW) which resulted in a $5.0 million milestone payment.
•In January 2021, we announced that Janssen received accelerated approval from the U.S Food and Drug Administration (FDA) for DARZALEX FASPRO (daratumumab hyaluronidase human-fihj) in combination with D-VCd for the treatment of adult patients with newly diagnosed light chain (AL) amyloidosis. AL amyloidosis is a rare and potentially fatal disease that develops when plasma cells in the bone marrow generate abnormal light chains, which form amyloid deposits in vital organs and lead to organ deterioration. There were no approved therapies for these patients prior to DARZALEX FASPRO.
ViiV
•In December 2021, ViiV initiated enrollment of a Phase 1 study arm to evaluate cabotegravir administered subcutaneously with ENHANZE.
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
Roche
•In November 2021, Roche initiated a Phase 1 SC study with an undisclosed exclusive ENHANZE target.
Baxalta
•In October 2021, Baxalta initiated a Phase 1 single-dose, single-center, open-label, three-arm study to assess the tolerability and safety of immune globulin subcutaneous (human), 20% solution with ENHANZE (TAK-881) at various infusion rates in healthy adult subjects.

BMS
•In June 2021, BMS initiated a Phase 3 study of nivolumab using ENHANZE® technology for patients with advanced or metastatic clear cell renal cell carcinoma, resulting in a $25.0 million milestone payment.
Horizon
•In March 2021, Horizon completed dosing in a Phase 1 study exploring the SC formulation of TEPEZZA for the treatment of thyroid eye disease, a progressive and vision-threatening rare autoimmune disease. The trial is a small, single-dose Phase 1 pharmacokinetic trial which includes evaluating the use of ENHANZE technology for an SC formulation.
NIH CRADA
•In March 2021, the National Institute of Allergy and Infectious Diseases’ Vaccine Research Center (VRC), part of National Institute of Health (NIH), dosed the first patient with N6LS, a broadly neutralizing antibody against HIV, using ENHANZE technology in a Phase 1 study to optimize subcutaneous administration of N6LS for HIV treatment.
argenx
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
Corporate
•In December 2021, we entered into a credit agreement with Bank of America that provides for secured revolving loans and letters of credit in an aggregate amount of up to $75.0 million. The credit agreement contains an expansion feature, which allows us, subject to certain conditions, to increase the aggregate principal amount of the facility to $250.0 million, provided we remain in compliance with underlying financial covenants on a pro forma basis including the consolidated interest coverage ratio and the consolidated net leverage ratio covenants set forth in the credit agreement.
•In December 2021, we announced our second share repurchase program, to repurchase up to $750.0 million of our outstanding common stock over a three-year period. Also in December 2021, we entered into an ASR agreement with Bank of America to repurchase $150.0 million of common stock under the second share repurchase program.
•In October 2021, we repurchased 0.3 million shares of common stock for $10.3 million, completing our capital return program that began in November 2019 to repurchase up to $550.0 million of outstanding common stock over a three-year period. Under the program we repurchased a total of 22.3 million shares for $550.0 million at an average price per share of $24.72.
•In March 2021, we completed the sale of $805.0 million aggregate principal amount of the 2027 Convertible Senior Notes. We used a portion of the net proceeds to facilitate an induced conversion of 80% of the 2024 Convertible Senior Notes. In connection with the induced conversion, we paid the holders $370.2 million in cash and issued 9.08 million shares.

Results of Operations
Comparison of Years Ended December 31, 2021 and 2020
Royalties – Royalty revenue was $203.9 million in 2021 compared to $88.6 million in 2020. The increase was mainly driven by sales of DARZALEX FASPRO by Janssen following the product launches in the U.S. and EU in the second quarter of 2020 and sales of Phesgo by Roche following the product launch in the US in the third quarter of 2020 and subsequently in the EU, partially offset by slightly lower sales of Herceptin SC and MabThera SC by Roche. We expect royalty revenue to continue to grow as a result of our recent ENHANZE partner product launches, offsetting the ongoing impact from biosimilars in Europe related to our mature ENHANZE partner products.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Year Ended December 31,
	2021	2020	Dollar Change	Percentage Change
Sales of bulk rHuPH20	$80,961	$38,956	$42,005	108%
Sales of Hylenex	23,263	17,031	6,232	37%
Total product sales, net	$104,224	$55,987	$48,237	86%
Product sales, net increased by $48.2 million in 2021 compared to 2020, primarily due to higher sales of rHuPH20 to our partners Janssen and Roche. We expect that product sales of bulk rHuPH20 will fluctuate in future periods based on the needs of our collaborators.
The increase in Product sales, net was also driven in part by an increase in sales of Hylenex, due to an increase in sales in 2021 following a temporary interruption of elective surgeries in 2020. In March 2020, the US Surgeon General advised hospitals to cancel elective surgeries due to COVID-19. Hylenex is used in cataract surgery and other ophthalmologic surgeries, and therefore the advisory resulted in a decrease in sales of Hylenex in the second quarter of 2020. Most states resumed elective surgeries in April and May of 2020 which supported an increase in sales in the second half of 2020 and into 2021. We expect that future product sales of Hylenex to be relatively flat as we experience modest market growth offset by a reduction in COVID-19 backlog.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Year Ended December 31,
	2021	2020	Dollar Change	Percentage Change
Upfront license fees, license fees for the election of additional targets, event-based payments, license maintenance fees and amortization of deferred upfront and other license fees:
Janssen	$59,000	$42,000	$17,000	40%
ViiV	45,000	—	45,000	100%
Horizon	—	30,000	(30,000)	(100)%
Roche	5,000	17,000	(12,000)	(71)%
argenx	—	20,000	(20,000)	(100)%
BMS	25,000	12,264	12,736	104%
Other	—	500	(500)	(100)%
Subtotal	$134,000	$121,764	$12,236	10%
Reimbursements for research and development services:	1,186	1,247	(61)	(5)%
Total revenues under collaborative agreements	$135,186	$123,011	$12,175	10%
Revenue from license fees increased $12.2 million in 2021, compared to 2020 mainly due to the recognition of an upfront license fee related to the ViiV collaboration and development and commercial milestones related to the ViiV, BMS and Janssen collaborations in the current year, partially offset by Horizon, argenx and Roche. Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments vary from period to period based on our ENHANZE collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our collaborators’ ability to meet various clinical and regulatory milestones set forth in such agreements and our ability to obtain new collaborative agreements.
Cost of Product Sales – Cost of product sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of Hylenex recombinant and bulk rHuPH20. Cost of product sales were $81.4 million in 2021 compared to $43.4 million in 2020. The increase of $38.0 million in cost of product sales was mainly due to an increase in aggregate sales of bulk rHuPH20 to Janssen and Roche and an increase in sales of Hylenex.
Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, preclinical and regulatory activities related to our ENHANZE collaborations and our rHuPH20 platform. Research and development expenses were $35.7 million in 2021 compared to $34.2 million in 2020. The increase of $1.5 million is primarily due to an increase in costs to support additional ENHANZE targets entering clinical development, partially offset by one time costs in the prior year related to the discontinuation of our development activities for PEGPH20 and closure of our oncology operations.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses consist primarily of salaries and related costs for personnel in executive, selling and administrative functions as well as professional fees for legal and accounting, business development, commercial operations support for Hylenex and alliance management and marketing support for ENHANZE. SG&A expenses were $50.3 million in 2021 compared to $45.7 million in 2020. The increase of $4.6 million, or 10%, was primarily due to an increase in compensation expense, including share-based compensation, for personnel to support additional ENHANZE targets entering clinical development, partially offset by one time costs in the prior year related to the discontinuation of our development activities for PEGPH20 and closure of our oncology operations.
Interest Expense – Interest expense was $7.5 million in 2021 compared to $20.4 million in 2020. The decrease of $12.9 million was primarily due to a decrease in interest expense related to the Convertible Notes as the non-cash interest expense associated with the amortization of the equity component of the Convertible Notes is eliminated upon adoption of ASU 2020-06 and discontinuation in interest expense for the Royalty-backed Loan following the repayment of that obligation.
Income Taxes – Income tax benefit was $154.2 million in 2021 compared to income tax expense of $0.2 million in 2020. The increase in income tax benefit is due to the release of the valuation allowance in the current year.
Comparison of Years Ended December 31, 2020 and 2019
For discussion related to changes in financial condition and the results of operations for fiscal year 2020 compared to fiscal year 2019, refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on February 23, 2021.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $740.9 million. We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborations and cash that we may raise through future transactions. We may raise cash through any one of the following financing vehicles: (i) new collaborative agreements; (ii) expansions or revisions to existing collaborative relationships; (iii) private financings; (iv) other equity or debt financings; (v) monetizing assets; and/or (vi) the public offering of securities.
We may, in the future, draw on our existing line of credit, offer and sell additional equity, debt securities and warrants to purchase any of such securities, either individually or in units to raise capital to raise funds for additional working capital, capital expenditures, share repurchases, acquisitions or for other general corporate purposes. Our material cash requirements include the following contractual and other obligations.
Long-term debt
Our long-term debt consists of convertible notes. The aggregate principal amount of our convertible notes is $895.9 million, with $90.9 million classified as short term. Future interest payments associated with our convertible notes total $11.5 million, with $3.1 million payable within 12 months.

Leases
We have lease arrangements related to our office and research facilities and certain autos under non-cancelable operating leases. As of December 31, 2021, we have lease payment obligations of $2.9 million, with $2.7 million payable within 12 months.
Third-party manufacturing obligations
We have contracted with third-party manufacturers for the supply of bulk rHuPH20 and fill/finish of Hylenex recombinant. Under these agreements, we are required to purchase certain quantities each year during the terms of the agreements. Contractual obligations for purchases of goods or services include agreements that are enforceable and legally binding to us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. For obligations with cancellation provisions, the amounts disclosed here were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee. As of December 31, 2021, we had third-party manufacturing obligations of $84.6 million, payable within 12 months.
Other purchase obligations
Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services. As of December 31, 2021, we had other purchase obligations of $1.4 million, with $1.1 million payable within 12 months.
The expected timing of payments of the obligations above is estimated based on information we have as of December 31, 2021. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.
Our future capital uses and requirements and anticipated sources of funds to satisfy these requirements depend on numerous forward-looking factors. These factors may include, but are not limited to, the following:
•the costs of investments in our ENHANZE platform and development of new versions of rHuPH20;
•the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•the costs to develop and validate additional manufacturers of rHuPH20;
•the costs to expand the number of collaboration partner products developed and launched by partners including costs to scale-up manufacturing;
•the amount of royalties and milestones from our collaborators;
•the effect of competing technological and market developments;
•the terms and timing of any collaborative, licensing and other arrangements that we may establish; and
•the extent to which we acquire or in-license new products, technologies or businesses and invest in development.
Cash Flows
Operating Activities
Net cash provided by operations was $299.4 million in 2021 compared to $55.5 million in 2020. The $243.9 million increase in cash provided by operations was mainly due to an increase in collaboration partner license fees, royalties and product sales and a decrease in working capital spend for 2021 compared to the prior year.
Investing Activities
Net cash used in by investing activities was $406.3 million in 2021 compared to net cash provided by investing activities $78.4 million in 2020. The increase in cash used in investing activities was primarily due to an increase in purchase of marketable securities in 2021.

Financing Activities
Net cash provided by financing activities was $77.9 million in 2021, compared to net cash used in financing activities of $106.3 million in 2020, mainly due to $784.9 million cash received from the 2027 Convertible Notes offering and $19.6 million cash payment for the Royalty-backed loan in the prior year, partially offset by $369.1 million related to the induced conversion of the 2024 Convertible Notes, a $199.9 million increase in repurchase of common stock and a $50.9 million decrease in net proceeds from the issuance of common stock under equity incentive plans.
Share Repurchases
In November 2019, our Board of Directors approved a $550 million share repurchase program, pursuant to which we could repurchase our issued and outstanding shares of common stock from time to time. We completed the share repurchase program in October 2021 and retired the repurchased shares. In December 2021, we announced our second share repurchase program, to repurchase up to $750.0 million of our outstanding common stock over a three-year period. See Note 8. Stockholders’ Equity, within the notes to the consolidated financial statements for additional information regarding our share repurchases.
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
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. The Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately preceding the maturity date. As of December 31, 2021, the 2027 Convertible Notes are not convertible.
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

1.25% Convertible Notes due 2024
In November 2019, we completed the sale of $460.0 million in aggregate principal amount of 1.25% Convertible Senior Notes due 2024 (“2024 Convertible Notes”). The net proceeds in connection with 2024 Convertible Notes, after deducting the initial purchases’ fee of $12.7 million, was approximately $447.3 million. We also incurred debt issuance cost totaling $0.3 million. Debt issuance costs and the initial purchasers’ fee are presented as a debt discount.
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
Holders may convert their 2024 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2024 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, June 1, 2024 until the close of business on the scheduled trading day immediately before the maturity date. As of December 31, 2021, the 2024 Convertible Notes are convertible and are classified as a current liability
In January 2021, we notified the note holders of our irrevocable election to settle the principal of the 2024 Convertible Notes in cash and for the premium, if applicable, to deliver shares of common stock. The conversion rate for the 2024 Convertible Notes will be 41.9208 shares of common stock per $1,000 in principal amount of 2024 Convertible Notes, equivalent to a conversion price of approximately $23.85 per share of our common stock. The conversion rate is subject to adjustment.
In March 2021, we completed a privately negotiated induced conversion of $369.1 million principal amount of the 2024 Convertible Notes (“Note Repurchases” or the “Induced Conversion”). In connection with the Induced Conversion, we paid approximately $370.2 million in cash, which includes principal and accrued interest, and issued approximately 9.08 million shares of our common stock representing the intrinsic value based on the contractual conversion rate and incremental shares as an inducement for conversion. As a result of the Induced Conversion, we recorded $21.0 million in induced conversion expense which is included in Other income (expense) of the Condensed Consolidated Statements of Operations for the twelve months ended December 31, 2021. The induced conversion expense represents the fair value of the common stock issued upon conversion in excess of the common stock issuable under the original terms of the 2024 Convertible Notes.
Revolving Credit Facility
In December 2021, we entered into a credit agreement with Bank of America and the other lenders party thereto (the “Credit Agreement”) evidencing a revolving credit facility (the “Facility”) that provides for secured revolving loans and letters of credit in an aggregate amount of up to $75.0 million. The Credit Agreement contains an expansion feature, which allows us, subject to certain conditions, to increase the aggregate principal amount of the Facility to $250.0 million, provided we remain in compliance with underlying financial covenants on a pro forma basis including the consolidated interest coverage ratio and the consolidated net leverage ratio covenants set forth in the Credit Agreement. The facility matures on December 23, 2024.
Borrowings under the Facility bear interest, at our option, at a rate equal to an applicable margin plus: (a) the applicable Bloomberg Short-Term Bank Yield Index rate (or the “BSBY Rate,” as defined in the Credit Agreement), or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the Bank of America prime rate, (3) the BSBY Rate plus 1.00%, and (4) 1.00%. The margin for the Facility ranges, based on our consolidated total net leverage ratio, from 0.00% to 0.75% in the case of base rate loans and from 1.00% to 1.75% in the case of BSBY Rate loans. In addition to paying interest on any outstanding principal under the Facility, we will pay (i) a commitment fee in respect of the unutilized commitments thereunder and (ii) customary letter of credit fees and agency fees. The commitment fees range from 0.15% to

0.30% per annum based on our consolidated net leverage ratio. As of December 31, 2021, the revolving credit facility was undrawn.
Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty LLC (Halozyme Royalty), we received a $150 million loan (the Royalty-backed Loan) pursuant to a credit agreement (the Credit Agreement) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the Royalty-backed Lenders). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (Collaboration Agreements). The royalty payments from the Collaboration Agreements were used to repay the principal and interest on the loan (the Royalty Payments). The Royalty-backed Loan bore interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate was subject to a floor of 0.7% and a cap of 1.5%. In June 2020, we paid the full remaining balance and final payment of $2.9 million thereby satisfying and discharging all obligations under, and terminating, the Royalty-backed Loan.

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
license SSP using an income-based valuation approach utilizing risk-adjusted discounted cash flow projections.	The inputs used in the valuation model to determine SSP are based on estimates utilizing market data and information provided by our collaboration partners.	Differences in the allocation of the transaction price between delivered and undelivered performance obligations can impact the timing of revenue recognition but do not change the total revenue recognized under any agreement.

Share-Based Payments
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

We maintain a Stock Incentive Plan, which provides for share-based payment awards, including stock options, restricted stock and performance awards. We determine the fair value of our stock option awards at the date of grant using a Black-Scholes model. We determine the fair value of our restricted stock awards at the date of grant using the closing market value of our common stock on the date of grant.	Option-pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield and future employee stock option exercise behaviors. Changes in these assumptions can materially affect the fair value estimate.

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

If actual results are not consistent with the assumptions used, the share-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the share-based compensation. A 10% change in our share-based compensation expense for the year ended December 31, 2021 would have affected pre-tax earnings by approximately $2.1 million in 2021.

Valuation Allowance
We periodically re-assess the need for a valuation allowance against our deferred tax assets based on various factors including our historical earnings, forecasts of future pretax income, utilization of net operating losses and tax credits prior to their expiration.
We will consider future taxable income and tax planning strategies to periodically re-assess the need for a valuation allowance. Both future taxable income and tax planning strategies include a number of estimates.
Prior to the third quarter of 2021, we had recorded a valuation allowance that fully offset our deferred tax assets. In 2021, based on our evaluation of various factors, such as our profitability and cumulative pretax income as well as forecasted income growth, we released the valuation allowance against federal and state deferred tax assets. Release of the valuation allowance resulted in a net benefit from income taxes of $154.2 million. We will periodically re-assess the need for a valuation allowance against our deferred tax assets.

Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of our consolidated financial statements for a discussion of recent accounting pronouncements and their effect, if any, on us.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk
As of December 31, 2021, our cash equivalents and marketable securities consisted of investments in money market funds, asset-backed securities, U.S. Treasury securities, corporate debt obligations and commercial paper. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. Based on our current investment portfolio as of December 31, 2021, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework) (the COSO criteria). Based on our assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on the COSO criteria. The independent registered public accounting firm that audited the consolidated financial statements that are included in this Annual Report on Form 10-K has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2021. The report appears below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Halozyme Therapeutics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Halozyme Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Halozyme Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated February 22, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Diego, California
February 22, 2022

Item 9B.Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None
PART III
Item 10.Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors is incorporated by reference to our definitive Proxy Statement (the Proxy Statement) to be filed with the Securities and Exchange Commission in connection with our 2022 Annual Meeting of Stockholders under the heading “Election of Directors.” The information required by this item regarding our code of ethics is incorporated by reference to the information under the caption “Code of Conduct and Ethics and Corporate Governance Guidelines” to be contained in the Proxy Statement. The information required by this item regarding our audit committee is incorporated by reference to the information under the caption “Board Meetings and Committees—Audit Committee” to be contained in the Proxy Statement. The information required by this item regarding material changes, if any, to the process by which stockholders may recommend nominees to our board of directors is incorporated by reference to the information under the caption “Board Meetings and Committees—Nominating and Governance Committee” to be contained in the Proxy Statement.
Executive Officers
Helen I. Torley, M.B. Ch. B., M.R.C.P. (59), President, Chief Executive Officer and Director. Dr. Torley joined Halozyme in January 2014 as President and Chief Executive Officer and as a member of Halozyme’s Board of Directors. Throughout her career, Dr. Torley has led several successful product launches, including Kyprolis®, Prolia®, Sensipar®, and Miacalcin®. Prior to joining Halozyme, Dr. Torley served as Executive Vice President and Chief Commercial Officer for Onyx Pharmaceuticals (Onyx) from August 2011 to December 2013 overseeing the collaboration with Bayer on Nexavar® and Stivarga® and the U.S. launch of Kyprolis. She was responsible for the development of Onyx's commercial capabilities in ex-US markets and in particular, in Europe. Prior to Onyx, Dr. Torley spent 10 years in management positions at Amgen Inc., most recently serving as Vice President and General Manager of the US Nephrology Business Unit from 2003 to 2009 and the U.S. Bone Health Business Unit from 2009 to 2011. From 1997 to 2002, she held various senior management positions at Bristol-Myers Squibb, including Regional Vice President of Cardiovascular and Metabolic Sales and Head of Cardiovascular Global Marketing. She began her career at Sandoz/Novartis, where she ultimately served as Vice President of Medical Affairs, developing and conducting post-marketing clinical studies across all therapeutic areas, including oncology. Dr. Torley serves on the board of directors of Quest Diagnostics Incorporated, a diagnostic information services company. Within the past five years, Dr. Torley served on the board of directors of Relypsa, Inc., a biopharmaceutical company. Before joining the industry, Dr. Torley was in medical practice as a senior registrar in rheumatology at the Royal Infirmary in Glasgow, Scotland. Dr. Torley received her Bachelor of Medicine and Bachelor of Surgery degrees (M.B. Ch.B.) from the University of Glasgow and is a Member of the Royal College of Physicians (M.R.C.P).
Nicole LaBrosse (39), Senior Vice President, Chief Financial Officer. Ms. LaBrosse has served as the Senior Vice President, Chief Financial Officer since February 2022 and has over 18 years of public accounting and corporate finance experience. She previously served as the Company’s Vice President, Finance and Accounting from January 2020 to February 2022 and as the Company’s Executive Director, Controller from July 2017 to December 2019. From June 2015 to June 2017, she was the Company’s Senior Director, Financial Reporting. Prior to joining the Company, Ms. LaBrosse was an auditor with PricewaterhouseCoopers, LLP from 2004 to 2015. She received her B.S. degree in corporate finance and accounting and her M.S. degree in accounting from Bentley College and is a certified public accountant.
Mark Snyder (55), Senior Vice President, General Counsel, Chief Compliance Officer and Secretary. Mr. Snyder joined Halozyme in January 2022 as Senior Vice President, General Counsel, Chief Compliance Officer and Secretary. Mr. Snyder has nearly 30 years of experience in legal and business management roles. Prior to joining Halozyme, from January 2008 to December 2021, Mr. Snyder served in various senior positions in the legal department at Qualcomm Incorporated, a wireless communications company, including his most recent positions as Senior Vice President & Deputy General Counsel, Litigation,

from April 2016 to December 2021 and Vice President, Patent Counsel, from October 2010 to April 2016. Before Qualcomm, Mr. Snyder served as Lead Intellectual Property Counsel at Kyocera Wireless Corp., a wireless communications company, and has held legal and business management roles in two smaller companies. Mr. Snyder began his legal career as a patent attorney at the law firm of Sheridan Ross & McIntosh. Mr. Snyder received his B.S. degree in chemical engineering at the University of Rochester and his M.B.A. degree from Boston College Carroll School of Business. He received his J.D. from Boston College Law School.
Michael J. LaBarre (58), Senior Vice President, Chief Technical Officer. Dr. LaBarre joined Halozyme in June 2008 as Vice President, Product Development and has served in various officer positions most recently as Senior Vice President, Chief Technical Officer since January 2020. Prior to joining Halozyme, Dr. LaBarre served as Vice President, Product Development at Paramount BioSciences, a pharmaceutical company, from April 2006 to June 2008. Prior to that he served as Director, Analytical and Protein Biochemistry, Discovery Research at Biogen Idec, a pharmaceutical company, from December 2003 to April 2006. He also served in various research and development roles at IDEC Pharmaceuticals Corporation, a pharmaceutical company, from November 1995 to December 2003 most recently as Director, Analytical and Formulation Sciences, R&D. Prior to joining IDEC, Dr. LaBarre held research and development positions at various pharmaceutical companies from July 1992 to November 1995. Dr. LaBarre received his Ph.D. in Chemistry from the University of Arizona and his B.S. in Chemistry from Southampton College of Long Island University.
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
Equity Compensation Plan Information
The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2021:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Restricted Stock Units and Performance Stock Units (a)	Weighted Average Exercise Price of Outstanding Options(2) (b)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders (1)	5,893,498	$20.76	16,974,468
Equity compensation plans not approved by stockholders	—	—	—
	5,893,498	$20.76	16,974,468
_____________________
(1)Represents stock options, restricted stock units, and performance stock units under the Amended and Restated 2021 Stock Plan.
(2)This amount does not include performance stock units as there is no exercise price for such units.

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

Page
Schedule II: Valuation and Qualifying Accounts	F-40
All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.
3.   List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)Exhibits.

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	Date Filed

3.1	Amended and Restated Certification of Incorporation		8-K	5/3/2019

3.2	Bylaws, as amended		8-K	12/10/2021

4.1	Indenture, dated November 18, 2019, between The Bank of New York Mellon Trust Company, N.A., as trustee, and the Registrant		8-K	11/18/2019

4.2	Form of Note, dated November 18, 2019, between the Bank of New York Mellon Trust Company, N.A., as trustee, and the Registrant		8-K	11/18/2019

4.3	Indenture, dated March 1, 2021, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, and the Registrant		8-K	3/1/2021

4.4	Form of Note, dated March 1, 2021, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, and the Registrant		8-K	3/1/2021

4.5	Description of Securities	X
10.1	Credit Agreement, dated as of December 23, 2021, by and among the Company, the Guarantor, Bank of America N.A. and each of those additional Lenders that are a party to such agreement.		8-K	12/29/2021

10.2	Security Agreement, dated as of December 23, 2021, by and among the Company, the Guarantor and Bank of America N.A.		8-K	12/29/2021

10.3	License Agreement between University of Connecticut and Registrant, dated November 15, 2002		SB-2	4/23/2004

10.4	First Amendment to the License Agreement between University of Connecticut and Registrant, dated January 9, 2006		8-K	1/12/2006

10.5#	Halozyme Therapeutics, Inc. 2021 Employee Stock Purchase Plan		8-K	5/5/2021

10.6#	Halozyme Therapeutics, Inc. 2021 Stock Plan		8-K	5/5/2021

10.7#	Form of Stock Option Agreement (2021 Stock Plan)		8-K	5/5/2021

10.8#	Form of Restricted Stock Units Agreement for Officers (2021 Stock Plan)		8-K	5/5/2021

10.9#	Form of Restricted Stock Units Agreement (2021 Stock Plan)		8-K	5/5/2021

10.10#	Form of Restricted Stock Award Agreement (2021 Stock Plan)		8-K	5/5/2021

10.11#	Form of Performance Stock Units (2021 Stock Plan)		8-K	5/5/2021

10.12#	Form of Directors Restricted Stock Units Agreement (2021 Stock Plan)		8-K	5/5/2021

10.13#	Form of Restricted Stock Units Agreement for Irish Participants (2021 Stock Plan)		10-Q	8/9/2021

10.14#	Halozyme Therapeutics, Inc. 2011 Stock Plan (as amended through May 2, 2018)		8-K	4/6/2018

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	Date Filed
10.15#	Form of Stock Option Agreement (2011 Stock Plan)		8-K	5/6/2011

10.16#	Form of Stock Option Agreement for Executive Officers (2011 Stock Plan)		8-K	5/6/2011

10.17#	Form of Restricted Stock Units Agreement for Officers (2011 Stock Plan)		10-Q	8/10/2015

10.18#	Form of Restricted Stock Award Agreement for Officers (2011 Stock Plan)		10-Q	8/10/2015

10.19#	Form of Stock Option Agreement (2011 Stock Plan -grants made on or after 11/4/2015)		10-Q	11/9/2015

10.20#	Form of Restricted Stock Units Agreement (2011 Stock Plan - grants made on or after 11/4/2015)		10-Q	11/9/2015

10.21#	Form of Restricted Stock Award Agreement (2011 Stock Plan - grants made on or after 11/4/2015)		10-Q	11/9/2015

10.22#	Form of Restricted Stock Units Agreement (2011 Plan - grants made on or after 2/22/2017)		10-K	2/28/2017

10.23#	Form of Indemnity Agreement for Directors and Executive Officers		8-K	12/20/2007

10.24#	Form of PSU Agreement (2011 Stock Plan)		10-Q	8/10/2020

10.25#	Form of PSU Agreement (2011 Stock Plan)		10-K	2/23/2021

10.26#	Severance Policy		8-K	12/13/2018

10.27#	Form of Amended and Restated Change In Control Agreement with Officer		10-Q	11/9/2015

10.28	Lease (11404 and 11408 Sorrento Valley Road), effective as of June 10, 2011		8-K	6/16/2011

10.29	First Amendment to Lease (11404 and 11408 Sorrento Valley Road), dated June 30, 2017		8-K	7/5/2017

10.30	Second Amendment to Lease (11404 and 11408 Sorrento Valley Road), dated March 23, 2018		10-Q	5/10/2018
10.31	Amended and Restated Lease (11388 Sorrento Valley Road), effective as of June 10, 2011		8-K	6/16/2011

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	Date Filed
10.32	First Amendment to Amended and Restated Lease (11388 Sorrento Valley Road), dated June 30, 2017		8-K	7/5/2017

10.33	Second Amendment to Amended and Restated Lease (11388 Sorrento Valley Road), dated March 23, 2018		10-Q	5/10/2018

10.34	Lease (11436 Sorrento Valley Road), effective as of April 2013		10-K	3/1/2013

10.35	First Modification to Lease (11436 Sorrento Valley Road)		10-Q	5/8/2013

10.36	Second Modification to Lease (11436 Sorrento Valley Road), dated June 30, 2017		8-K	7/5/2017

10.37#	Halozyme Therapeutics, Inc. Executive Incentive Plan		DEF-14A	3/23/2016

10.38#	Halozyme Therapeutics, Inc. Non Qualified Deferred Compensation Plan Adoption Agreement	X

10.39#	Halozyme Therapeutics, Inc Directors Deferred Equity Compensation Plan	X

21.1	Subsidiaries of Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Presentation Linkbase	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
_______________

#	Indicates management contract or compensatory plan or arrangement.
(c)Financial Statement Schedules.  See Item 15(a) 2 above.
Item 16.Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Date:	February 22, 2022	By:	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P.
President and Chief Executive Officer
POWER OF ATTORNEY
Know all persons by these presents, that each person whose signature appears below constitutes and appoints Helen I. Torley and Nicole LaBrosse, and each of them, as his/her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him/her and in his/her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his/her substitute or substituted, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.	President and Chief Executive Officer	February 22, 2022
Helen I. Torley, M.B. Ch.B., M.R.C.P.	(Principal Executive Officer), Director

/s/ Nicole LaBrosse	Senior Vice President and Chief Financial Officer	February 22, 2022
Nicole LaBrosse	(Principal Financial and Accounting Officer)

/s/ Connie L. Matsui	Chair of the Board of Directors	February 22, 2022
Connie L. Matsui

/s/ Jean-Pierre Bizzari	Director	February 22, 2022
Jean-Pierre Bizzari

/s/ Bernadette Connaughton	Director	February 22, 2022
Bernadette Connaughton

/s/ James M. Daly	Director	February 22, 2022
James M. Daly

/s/ Jeffrey W. Henderson	Director	February 22, 2022
Jeffrey W. Henderson

/s/ Matthew L. Posard	Director	February 22, 2022
Matthew L. Posard

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Halozyme Therapeutics, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Halozyme Therapeutics, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2022 expressed an unqualified opinion thereon.
Adoption of ASU No. 2020-06
As discussed in Note 2 to the consolidated financial statements, in 2021 the Company adopted Accounting Standards Update (ASU) No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40).
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

Estimation of Overall Transaction Price for Collaboration Agreements

Description of the Matter
At December 31, 2021 the Company has eleven collaboration agreements. As discussed in Notes 2 and 4 of the financial statements, amounts are included in the transaction price when management determines that it is probable that the amount will not result in a significant reversal of revenue in the future. During 2021, the Company recognized $42.0 million of variable consideration in the transaction price under their collaboration arrangements.

Auditing management’s conclusions related to determining the probability of achievement of milestones is complex and highly judgmental as a result of the uncertainties and limited visibility by the Company into the progression of developing and commercializing the combined targets as completed by the collaboration partners.

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

San Diego, California
February 22, 2022

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$118,719	$147,703
Marketable securities, available-for-sale	622,203	220,310
Accounts receivable, net and other contract assets	90,975	97,730
Inventories	53,908	60,747
Prepaid expenses and other assets	40,482	28,274
Total current assets	926,287	554,764
Property and equipment, net	8,794	10,593
Prepaid expenses and other assets	13,414	14,067
Deferred tax assets, net	155,434	—
Restricted cash	500	500
Total assets	$1,104,429	$579,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,541	$1,928
Accrued expenses	24,441	20,483
Deferred revenue, current portion	1,746	1,746
Current portion of long-term debt, net	89,419	397,228
Total current liabilities	117,147	421,385
Deferred revenue, net of current portion	2,530	4,026
Long-term debt, net	787,255	—
Other long-term liabilities	544	3,466
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 137,498 and 135,030 shares issued and outstanding at December 31, 2021 and 2020, respectively	138	135
Additional paid-in capital	256,347	625,483
Accumulated other comprehensive (loss) income	(620)	22
Accumulated deficit	(58,912)	(474,593)
Total stockholders’ equity	196,953	151,047
Total liabilities and stockholders’ equity	$1,104,429	$579,924
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Royalties	$203,900	$88,596	$69,899
Product sales, net	104,224	55,987	66,048
Revenues under collaborative agreements	135,186	123,011	60,045
Total revenues	443,310	267,594	195,992
Operating expenses:
Cost of product sales	81,413	43,367	45,546
Research and development	35,672	34,236	140,804
Selling, general and administrative	50,323	45,736	77,252
Total operating expenses	167,408	123,339	263,602
Operating income (loss)	275,902	144,255	(67,610)
Other income (expense):
Investment and other income, net	1,102	5,425	6,986
Inducement expense related to convertible notes	(20,960)	—	—
Interest expense	(7,526)	(20,378)	(11,627)
Net income (loss) before income taxes	248,518	129,302	(72,251)
Income tax (benefit) expense	(154,192)	217	(11)
Net income (loss)	$402,710	$129,085	$(72,240)

Net income (loss) per share:
Basic	$2.86	$0.95	$(0.50)
Diluted	$2.74	$0.91	$(0.50)

Shares used in computing net income (loss) per share:
Basic	140,646	136,206	144,329
Diluted	146,796	141,463	144,329
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$402,710	$129,085	$(72,240)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(683)	(164)	508
Foreign currency translation adjustment	15	(32)	9
Unrealized gain (loss) on foreign currency	26	(22)	—
Total comprehensive income (loss)	$402,068	$128,867	$(71,723)
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net income (loss)	$402,710	$129,085	$(72,240)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	20,820	17,204	34,776
Depreciation and amortization	2,997	3,284	4,068
Amortization of debt discount	3,642	14,136	2,484
Amortization of premiums (accretion of discounts) on marketable securities	2,257	839	(2,469)
(Gain) loss on disposal of equipment	—	(772)	1,431
Deferral of unearned revenue	—	4,632	—
Recognition of deferred revenue	(1,496)	(4,119)	(3,996)
Lease payments deferred	(751)	(1,033)	(459)
Loss on impairment of right-of-use asset	—	577	1,127
Loss on extinguishment of debt	—	—	401
Induced conversion expense related to convertible notes	20,960	—	—
Deferred income taxes (including benefit from valuation allowance release)	(155,434)	—	—
Other	(3)	(13)	(7)
Changes in operating assets and liabilities:
Accounts receivable, net	6,755	(38,288)	(29,437)
Inventories	7,371	(31,388)	(6,734)
Prepaid expenses and other assets	(11,555)	2,518	(19,006)
Accounts payable and accrued expenses	1,167	(41,208)	4,638
Net cash provided by (used in) operating activities	299,440	55,454	(85,423)
Investing activities:
Purchases of marketable securities	(652,515)	(226,185)	(389,759)
Proceeds from maturities of marketable securities	247,683	305,967	388,250
Purchases of property and equipment	(1,457)	(2,504)	(4,040)
Proceeds from disposal of property and equipment	—	1,076	—
Net cash (used in) provided by investing activities	(406,289)	78,354	(5,549)
Financing activities:
Proceeds from issuance of long-term debt, net	784,875	—	447,350
Repayment of long-term debt	(369,064)	(19,560)	(108,082)
Payment of debt issuance cost	(424)	—	(279)
Repurchase of common stock	(350,058)	(150,117)	(199,998)
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	12,536	63,393	14,224
Net cash provided by (used in) financing activities	77,865	(106,284)	153,215
Net (decrease) increase in cash, cash equivalents and restricted cash	(28,984)	27,524	62,243
Cash, cash equivalents and restricted cash at beginning of period	148,203	120,679	58,436
Cash, cash equivalents and restricted cash at end of period	$119,219	$148,203	$120,679

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information:
Interest paid	$3,296	$6,534	$9,029
Income taxes (received) paid, net	$(375)	$180	$188
Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for purchases of property and equipment	$72	$117	$61
Debt issuance cost included in accounts payable	$—	$—	$68
Right-of-use assets obtained in exchange for lease obligation	$318	$1,746	$897
Common stock issued for induced conversion related to convertible notes	$7,865	$—	$—
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2018	144,725	$145	$780,457	$(277)	$(531,438)	$248,887
Share-based compensation expense	—	—	34,776	—	—	34,776
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	2,493	2	14,222	—	—	14,224
Issuance of restricted stock awards, net	74	—	—	—	—	—
Repurchase of common stock	(10,579)	(10)	(199,988)			(199,998)
Equity component of convertible notes			65,599			65,599
Other comprehensive income	—	—	—	517	—	517
Net loss	—	—	—	—	(72,240)	(72,240)
BALANCE AT DECEMBER 31, 2019	136,713	$137	$695,066	$240	$(603,678)	$91,765
Share-based compensation expense	—	—	17,204	—	—	17,204
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	5,278	5	63,388	—	—	63,393
Issuance of restricted stock awards, net	61	—	—	—	—	—
Repurchase of common stock	(7,022)	(7)	(150,110)			(150,117)
Equity component of convertible notes			(65)			(65)
Other comprehensive loss	—	—	—	(218)	—	(218)
Net income	—	—	—	—	129,085	129,085
BALANCE AT DECEMBER 31, 2020	135,030	$135	$625,483	$22	$(474,593)	$151,047
Cumulative adjustment from adoption of ASU 2020-06	—	—	(65,535)	—	12,971	(52,564)
Share-based compensation expense	—	—	20,820	—	—	20,820
Issuance of common stock for the induced conversion related to convertible notes	9,083	9	13,095			13,104
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units and performance stock units, net and shares issued under the ESPP plan	1,497	2	12,534	—	—	12,536
Repurchase of common stock	(8,112)	(8)	(350,050)			(350,058)
Other comprehensive loss	—	—	—	(642)		(642)
Net income	—	—	—	—	402,710	402,710
BALANCE AT DECEMBER 31, 2021	137,498	$138	$256,347	$(620)	$(58,912)	$196,953
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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within ninety days or less from the date of purchase. As of December 31, 2021, our cash equivalents consisted of money market funds and treasury bills.
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
Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At December 31, 2021 and 2020, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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
We are also subject to credit risk from our accounts receivable related to our product sales and revenues under our license and collaborative agreements. We have license and collaborative agreements with pharmaceutical companies under which we receive payments for royalties, license fees, milestone payments for specific achievements designated in the collaborative agreements, reimbursements of research and development services and supply of bulk formulation of rHuPH20. In addition, we sell Hylenex® recombinant in the United States to a limited number of established wholesale distributors in the pharmaceutical industry. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is not required. Management monitors our exposure to accounts receivable by periodically evaluating the collectability of the accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, we recorded no allowance for doubtful accounts at December 31, 2021 and 2020. Approximately 90% of the accounts receivable balance at December 31, 2021 represents amounts due from Janssen, Roche and Baxalta. Approximately 74% of the accounts receivable balance at December 31, 2020 represents amounts due from Janssen, Roche and Baxalta.
The following table indicates the percentage of total revenues in excess of 10% with any single customer:

	Year Ended December 31,
	2021	2020	2019
Partner A	25%	35%	40%
Partner B	48%	26%	18%
Partner C	—%	11%	—%
Partner D	—%	8%	23%
Partner E	10%	—%	—%

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

We attribute revenues under collaborative agreements, including royalties, to the individual countries where the customer is headquartered. We attribute revenues from product sales to the individual countries to which the product is shipped. Worldwide revenues from external customers are summarized by geographic location in the following table (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$293,089	$106,918	$28,178
Switzerland	134,117	95,949	109,754
Ireland	14	30,552	589
Belgium	199	20,086	45,060
Japan	11,934	10,644	9,905
All other foreign	3,957	3,445	2,506
Total revenues	$443,310	$267,594	$195,992
We rely on two third-party manufacturers for the supply of bulk rHuPH20 for use in the manufacture of Hylenex recombinant and our other collaboration products and product candidates. Payments due to these suppliers represented 36% and 75% of the accounts payable balance at December 31, 2021 and 2020, respectively. We also rely on a third-party manufacturer for the fill and finish of Hylenex recombinant product under a contract. There were no payments due to this supplier at December 31, 2021 and 2020.
Accounts Receivable, Net
Accounts receivable is recorded at the invoiced amount and is non-interest bearing. Accounts receivable is recorded net of allowances for doubtful accounts, cash discounts for prompt payment, distribution fees and chargebacks. We recorded no allowance for doubtful accounts at December 31, 2021 and 2020 as the collectability of accounts receivable was reasonably assured.
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
As of December 31, 2021 and 2020, inventories consisted of $1.6 million and $1.3 million, respectively, of Hylenex inventory, net and $52.3 million and $59.4 million, respectively, of bulk rHuPH20.
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
We also fulfill purchase orders for supply of bulk rHuPH20 and perform research and development services pursuant to projects authorization forms for our collaboration partners, which represent separate contracts. Additionally, we price our supply of bulk rHuPH20 and research and development services at our regular selling prices, called standalone selling price or (“SSP”). Therefore, our collaboration partners do not have material rights to order these items at prices not reflective of SSP. Refer to the discussion below regarding recognition of revenue for these separate contracts.
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
Because our agreements have one type of performance obligation (licenses) which are typically all transferred at the same time at agreement inception, allocation of transaction price often is not required. However, allocation is required when licenses for some of the individual targets are subject to rights of exchange, because revenue associated with these targets cannot be recognized. When allocation is needed, we perform an allocation of the upfront amount based on relative SSP of licenses for individual targets. We determine license SSP using income-based valuation approach utilizing risk-adjusted discounted cash flow projections of the estimated return a licensor would receive. When amounts subject to uncertainties, such as milestones and royalties, are included in the transaction price, we attribute them to the specific individual target licenses which generate such milestone or royalty amounts.
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Revenues from sales of Hylenex recombinant, bulk rHuPH20 and ENHANZE drug product are included in product sales, net.
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Income Taxes
We provide for income taxes using the liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities at each year end and their respective tax bases and are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant judgment is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and the valuation allowance to record against our net deferred tax assets, which are based on complex and evolving tax regulations throughout the world. Deferred tax assets (“DTA”) and other tax benefits are recorded when they are more likely than not to be realized. We maintain a full valuation allowance on our DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances. On a periodic basis, we reassess the valuation allowance of our DTAs, weighing all positive and negative evidence, to assess if it is more-likely-than-not that some or all of our DTAs will be realized. In 2021, we demonstrated profitability and cumulative pretax income and are forecasting income growth. After assessing both the positive and negative evidence, we determined that it was more likely than not that our DTAs would be realized and released the valuation allowance related to federal and state DTAs.We will continue to evaluate the need for valuation allowances for our DTAs.
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

3. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$32,745	$—	$(53)	$32,692
Corporate debt securities	58,885	—	(86)	58,799
U.S. Treasury securities	231,230	—	(469)	230,761
Non-US Government securities	17,232	—	(12)	17,220
Commercial paper	282,731	—	—	282,731
	$622,823	$—	$(620)	$622,203

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$17,013	$49	$—	$17,062
Corporate debt securities	69,755	42	(8)	69,789
U.S. Treasury securities	45,110	7	—	45,117
Commercial paper	88,342	—	—	88,342
	$220,220	$98	$(8)	$220,310
As of December 31, 2021, 31 available-for-sale marketable securities with a fair market value of $344.5 million were in a gross unrealized loss position of $620 thousand. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of December 31, 2021, because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
The estimated fair value of our contractual maturities of available-for-sale debt securities are as follows (in thousands):

	December 31, 2021	December 31, 2020
Due within one year	$500,965	$220,310
After one but within five years	121,238	—
	$622,203	$220,310

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	December 31, 2021			December 31, 2020
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$118,707	$—	$118,707	$140,571	$—	$140,571
Commercial paper	—	—	—	—	7,000	7,000

Available-for-sale marketable securities:
Asset-backed securities	—	32,692	32,692	—	17,062	17,062
Corporate debt securities	—	58,799	58,799	—	69,789	69,789
U.S. Treasury securities	230,761	—	230,761	45,117	—	45,117
Non-US Government securities	—	17,220	17,220	—	—	—
Commercial paper	—	282,731	282,731	—	88,342	88,342
	$349,468	$391,442	$740,910	$185,688	$182,193	$367,881
We had no instruments that were classified within Level 3 as of December 31, 2021 and 2020.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

4. Revenue
Our disaggregated revenues were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Royalties	$203,900	$88,596	$69,899

Product sales, net
Sales of bulk rHuPH20	$80,961	$38,956	$49,053
Sales of Hylenex	23,263	17,031	16,995
Total product sales, net	$104,224	$55,987	$66,048

Revenues under collaborative agreements:
Upfront license and target nomination fees	$42,000	$37,264	$53,000
Event-based development milestones and regulatory milestone and other fees	42,000	69,500	5,500
Sales-based milestones	50,000	15,000	—
Research and development services	1,186	1,247	1,545
Total revenues under collaborative agreements	$135,186	$123,011	$60,045

Total revenue	$443,310	$267,594	$195,992
During the year ended December 31, 2021 we recognized revenue related to licenses granted to collaboration partners in prior periods in the amount of $290.9 million. This amount represents royalties and sales milestones earned in the current period, as well as $37.0 million of variable consideration in the contracts where uncertainties have been resolved and the development milestones are probable of being achieved or were achieved. We also recognized revenue of $1.5 million during the year ended December 31, 2021 that had been included in deferred revenues at December 31, 2020. We did not recognize any adjustments to reduce sales reserves and allowances liability related to Hylenex recombinant sales in prior periods.
Accounts receivable, net, other contract assets and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Accounts receivable, net	$90,975	$90,730
Other contract assets	—	7,000
Deferred revenues	4,276	5,772
As of December 31, 2021, the amounts included in the transaction price of our contracts with customers, including collaboration partners, and allocated to goods and services not yet provided were $81.7 million of which $77.4 million relates to unfulfilled product purchase orders and $4.3 million has been collected and reported as deferred revenues. The unfulfilled product purchase orders are estimated to be delivered in 2022. Of the total deferred revenues of $4.3 million, $1.7 million is expected to be used by our customers within the next 12 months.
There were no contract assets related to collaborative agreements at December 31, 2021. While we may become entitled to receive additional event-based development and regulatory milestones and other fees under our collaborative agreements, which relate to development milestones deemed probable of receipt for intellectual property licenses granted to collaboration partners in prior periods, no amounts were deemed probable.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

5. Certain Balance Sheet Items
Accounts receivable, net consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Accounts receivable from product sales to collaborators	$18,504	$25,198
Accounts receivable from revenues under collaborative agreements	5,422	30,404
Accounts receivable from royalty payments	63,555	32,098
Accounts receivable from other product sales	4,634	4,033
Other contract assets	—	7,000
Subtotal	$92,115	$98,733
Allowance for distribution fees and discounts	(1,140)	(1,003)
Total accounts receivable, net	$90,975	$97,730
Inventories consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Raw materials	$10,672	$5,813
Work-in-process	17,451	33,738
Finished goods	25,785	21,196
Total inventories	$53,908	$60,747
Prepaid expenses and other assets consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Prepaid manufacturing expenses	$47,991	$35,048
Other prepaid expenses	3,809	2,510
Other assets	2,096	4,783
Total prepaid expenses and other assets	$53,896	$42,341
Less long-term portion	(13,414)	(14,067)
Total prepaid expenses and other assets, current	$40,482	$28,274
Prepaid manufacturing expenses include raw materials, slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory as materials are used or the contract manufacturing organization services are complete.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Property and equipment, net consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Research equipment	$7,174	$7,085
Manufacturing equipment	5,719	5,336
Computer and office equipment	5,370	4,826
Leasehold improvements	1,628	1,628
Subtotal	$19,891	$18,875
Accumulated depreciation and amortization	(13,100)	(11,582)
Subtotal	$6,791	$7,293
Right of use of assets	2,003	3,300
Property and equipment, net	$8,794	$10,593
Depreciation and amortization expense was approximately $3.0 million, $3.3 million, and $4.1 million, inclusive of ROU asset amortization of $1.6 million, $1.7 million and $1.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Accrued expenses consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Accrued compensation and payroll taxes	$9,858	$8,078
Accrued outsourced manufacturing expenses	6,514	4,535
Other accrued expenses	5,793	6,468
Lease liability	2,820	4,868
Total accrued expenses	$24,985	$23,949
Less long-term portion	(544)	(3,466)
Total accrued expenses, current	$24,441	$20,483
Expense associated with the accretion of the lease liabilities was approximately $0.3 million, $0.5 million and $0.8 million for the twelve months ended December 31, 2021, 2020 and 2019, respectively. Total lease expense for the twelve months ended December 31, 2021, 2020 and 2019 was $1.9 million, $2.2 million and $2.6 million, respectively.
Cash paid for amounts related to leases for the twelve months ended December 31, 2021, 2020 and 2019 was $2.7 million, $3.2 million and $3.1 million, respectively.

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
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. The Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately preceding the maturity date. As of December 31, 2021, the 2027 Convertible Notes are not convertible.
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
As of December 31, 2021, we were in compliance with all covenants and there was no material adverse change in our business, operations or financial condition.
1.25% Convertible Notes due 2024
In November 2019, we completed the sale of $460.0 million in aggregate principal amount of 1.25% Convertible Senior Notes due 2024 (“2024 Convertible Notes”). The net proceeds in connection with 2024 Convertible Notes, after deducting the initial purchases’ fee of $12.7 million, was approximately $447.3 million. We also incurred debt issuance cost totaling $0.3 million. Debt issuance costs and the initial purchasers’ fee are presented as a debt discount.
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Holders may convert their 2024 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2024 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, June 1, 2024 until the close of business on the scheduled trading day immediately before the maturity date. As of December 31, 2021, the 2024 Convertible Notes are convertible and are classified as a current liability
In January 2021 we notified the note holders of our irrevocable election to settle the principal of the 2024 Convertible Notes in cash and for the premium, if applicable, to deliver shares of common stock. The conversion rate for the 2024 Convertible Notes will be 41.9208 shares of common stock per $1,000 in principal amount of 2024 Convertible Notes, equivalent to a conversion price of approximately $23.85 per share of our common stock. The conversion rate is subject to adjustment.
In March 2021, we completed a privately negotiated induced conversion of $369.1 million principal amount of the 2024 Convertible Notes (“Note Repurchases” or the “Induced Conversion”). In connection with the Induced Conversion, we paid approximately $370.2 million in cash, which includes principal and accrued interest, and issued approximately 9.08 million shares of our common stock representing the intrinsic value based on the contractual conversion rate and incremental shares as an inducement for conversion. As a result of the Induced Conversion, we recorded $21.0 million in induced conversion expense which is included in Other income (expense) of the Condensed Consolidated Statements of Operations for the twelve months ended December 31, 2021. The induced conversion expense represents the fair value of the common stock issued upon conversion in excess of the common stock issuable under the original terms of the 2024 Convertible Notes
As of December 31, 2021, we were in compliance with all covenants and there was no material adverse change in our business, operations or financial condition.
Revolving Credit Facility
In December 2021, we entered into a credit agreement with Bank of America and the other lenders party thereto (the “Credit Agreement”) evidencing a revolving credit facility (the “Facility”) that provides for secured revolving loans and letters of credit in an aggregate amount of up to $75.0 million. The Credit Agreement contains an expansion feature, which allows us, subject to certain conditions, to increase the aggregate principal amount of the Facility to $250.0 million, provided we remain in compliance with underlying financial covenants on a pro forma basis including the consolidated interest coverage ratio and the consolidated net leverage ratio covenants set forth in the Credit Agreement. The facility matures on December 23, 2024.
Borrowings under the Facility bear interest, at our option, at a rate equal to an applicable margin plus: (a) the applicable Bloomberg Short-Term Bank Yield Index rate (or the “BSBY Rate,” as defined in the Credit Agreement), or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the Bank of America prime rate, (3) the BSBY Rate plus 1.00%, and (4) 1.00%. The margin for the Facility ranges, based on our consolidated total net leverage ratio, from 0.00% to 0.75% in the case of base rate loans and from 1.00% to 1.75% in the case of BSBY Rate loans. In addition to paying interest on any outstanding principal under the Facility, we will pay (i) a commitment fee in respect of the unutilized commitments thereunder and (ii) customary letter of credit fees and agency fees. The commitment fees range from 0.15% to 0.30% per annum based on the our consolidated net leverage ratio. As of December 31, 2021, the revolving credit facility was undrawn.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Royalty-backed Loan
In January 2016, through our wholly-owned subsidiary Halozyme Royalty LLC (“Halozyme Royalty”), we received a $150 million loan (the “Royalty-backed Loan”) pursuant to a credit agreement (the “Credit Agreement”) with BioPharma Credit Investments IV Sub, LP and Athyrium Opportunities II Acquisition LP (the “Royalty-backed Lenders”). Under the terms of the Credit Agreement, Halozyme Therapeutics, Inc. transferred to Halozyme Royalty the right to receive royalty payments from the commercial sales of ENHANZE products owed under the Roche Collaboration and Baxalta Collaboration (“Collaboration Agreements”). The royalty payments from the Collaboration Agreements were used to repay the principal and interest on the loan (the “Royalty Payments”).  The Royalty-backed Loan bore interest at a per annum rate of 8.75% plus the three-month LIBOR rate. The three-month LIBOR rate was subject to a floor of 0.7% and a cap of 1.5%. In June 2020, we paid the full remaining balance and final payment of $2.9 million thereby satisfying and discharging all obligations under, and terminating, the Royalty-backed Loan.
Net Carrying Amounts of the Convertible Notes
The carrying amount and fair value of our Convertible Notes were as follows as of the dates indicated. As disclosed in Note 2, we early adopted ASU 2020-06 as of January 1, 2021 on a modified retrospective basis which adoption is reflected in the following table (in thousands).

	December 31, 2021	January 1, 2021
Principal amount:
2024 Convertible Notes	$90,936	$460,000
2027 Convertible Notes	805,000	—
Total Principal Amount	$895,936	$460,000

Unamortized debt discount:
2024 Convertible Notes	$(1,517)	$(10,211)
2027 Convertible Notes	(17,745)	—
Total unamortized debt discount	$(19,262)	$(10,211)

Carrying amount:
2024 Convertible Notes	$89,419	$449,789
2027 Convertible Notes	787,255	—
Total carrying amount	$876,674	$449,789

Fair value based on trading levels (Level 2):
2024 Convertible Notes	$159,678	$861,738
2027 Convertible Notes	718,889	—
Total fair value of outstanding notes	$878,567	$861,738

Remaining amortization per period of debt discount (in years):
2024 Convertible Notes	2.9	3.9
2027 Convertible Notes	5.2	n/a

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the components of interest expense and the effective interest rates for each of our Convertible Notes for the periods shown (in thousands).

	Twelve Months Ended December 31,
	2021	2020
Coupon Interest:
2024 Convertible Notes	$1,906	$5,750
2027 Convertible Notes	1,677	—
Total Coupon Interest	$3,583	$5,750

Amortization of debt discount:
2024 Convertible Notes	$838	$14,120
2027 Convertible Notes	2,804	—
Total amortization of debt discount	$3,642	$14,120

Interest expense:
2024 Convertible Notes	$2,744	$19,870
2027 Convertible Notes	4,481	—
Total interest expense	$7,225	$19,870

Effective interest rates:
2024 Convertible Notes	1.8%	5.1%
2027 Convertible Notes	0.7%	n/a
Future maturities and interest payments of long-term debt as of December 31, 2021, are as follows (in thousands):

2022	$94,085
2023	2,013
2024	2,013
2025	2,013
2026	2,013
Thereafter	805,334
Total minimum payments	$907,471
Less amount representing coupon interest	(11,535)
Gross balance of long-term debt	$895,936
Less unamortized debt discount	(19,262)
Carrying value of long-term debt	$876,674
Less current portion of long-term debt	(89,419)
Long-term debt, less current portion and unamortized debt discount	$787,255

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

7. Share-based Compensation
We currently grant stock options, restricted stock awards, performance stock units and restricted stock units under the Amended and Restated 2021 Stock Plan (“2021 Stock Plan”), which was approved by the stockholders on May 5, 2021 and provides for the grant of up to 17.8 million shares of common stock to selected employees, consultants and non-employee members of our Board of Directors as stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards. Awards are subject to terms and conditions established by the Compensation Committee of our Board of Directors. During the year ended December 31, 2021, we granted share-based awards under the 2021 Stock Plan. At December 31, 2021, 5,893,498 shares were subject to outstanding awards and 16,974,468 shares were available for future grants of share-based awards.
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$6,992	$5,484	$15,107
Selling, general and administrative	13,828	11,720	19,669
Share-based compensation expense	$20,820	$17,204	$34,776
Share-based compensation expense by type of share-based award (in thousands):

	Year Ended December 31,
	2021	2020	2019
Stock options	$10,252	$8,955	$17,624
RSAs, RSUs, PSUs and ESPP	10,568	8,249	17,152
	$20,820	$17,204	$34,776
Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	December 31, 2021
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$19,973	2.38
RSUs	$17,694	2.10
PSUs	$1,715	1.74
ESPP	$167	0.45
In February 2021, our Board of Directors approved our 2021 ESPP and our stockholders approved the plan in May 2021. The ESPP enables eligible employees to purchase shares of our common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Share purchases are funded through payroll deduction of at least 1% and up to 15% of an employee’s compensation for each payroll period, and no employee may purchase shares under the ESPP that exceeds $25,000 worth of our common stock for a calendar year. As of December 31, 2021, 2,682,227 shares were available for future purchase. The offering period is generally for a six-months period and the first offering period commenced on June 16, 2021. Offering periods shall commence on or about the sixteenth day of June and December of each year and end on or about the fifteenth day of the next December and June respectively, occurring thereafter. During the three months ended December 31, 2021, 17,773 shares were issued pursuant to the ESPP.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
A summary of our stock option award activity as of and for the year ended December 31, 2021 is as follows:

	Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2020	5,633,622	$15.83
Granted	835,615	$47.41
Exercised	(1,179,032)	$14.09
Canceled/forfeited	(324,831)	$28.06
Outstanding at December 31, 2021	4,965,374	$20.76	6.31	$101.8
Vested and expected to vest at December 31, 2021	4,965,374	$20.76	6.31	$101.8
Exercisable at December 31, 2021	3,207,090	$14.98	5.12	$80.9
The weighted average grant date fair values of options granted during the years ended December 31, 2021, 2020 and 2019 were $18.21 per share, $20.74 per share and $16.46 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was approximately $33.5 million, $49.7 million and $10.6 million, respectively. Cash received from stock option exercises for the years ended December 31, 2021, 2020 and 2019 was approximately $16.6 million, $66.2 million and $16.5 million, respectively.
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

	Year Ended December 31,
	2021	2020	2019
Expected volatility	41.01-46.45%	47.57-51.82%	51.56-56.94%
Average expected term (in years)	4.7	5.1	5.5
Risk-free interest rate	0.36-1.20%	0.22-1.67%	1.35-2.56%
Expected dividend yield	—	—	—

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
The following table summarizes our RSA activity during the year ended December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	61,803	$22.66
Granted	—	$0.00
Vested	(61,803)	$22.66
Forfeited	—	$0.00
Unvested at December 31, 2021	—	$0.00
The estimated fair value of the RSAs was based on the closing market value of our common stock on the date of grant. The total grant date fair value of RSAs vested during the years ended December 31, 2021, 2020 and 2019 was approximately $1.4 million, $2.4 million and $3.3 million, respectively. The fair value of RSAs vested during the years ended December 31, 2021, 2020 and 2019, was approximately $3.1 million, $4.3 million and $4.2 million, respectively.
Restricted Stock Units. A RSU is a promise by us to issue a share of our common stock upon vesting of the unit. The RSUs will generally vest at the rate of one-fourth of the shares on each anniversary of the date of grant.
The following table summarizes our RSU activity during the year ended December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2020	1,029,912	$18.31
Granted	357,955	$47.89
Vested	(384,557)	$17.13
Forfeited	(144,568)	$27.97
Outstanding at December 31, 2021	858,742	$29.54	1.14	$34.5
The estimated fair value of the RSUs was based on the closing market value of our common stock on the date of grant. The total grant date fair value of RSUs vested during the years ended December 31, 2021, 2020 and 2019 was approximately $6.6 million, $10.1 million and $19.1 million, respectively. The fair value of RSUs vested during the years ended December 31, 2021, 2020 and 2019 was approximately $19.0 million, $14.0 million and $18.5 million, respectively.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Performance Stock Units. A PSU is a promise by us to issue a share of our common stock upon achievement of a specific performance condition.
The following table summarizes our PSU activity during the year ended December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	40,796	$16.32
Granted	41,202	$63.41
Vested	(10,196)	$13.59
Forfeited	(2,420)	$63.41
Outstanding at December 31, 2021	69,382	$40.66
The estimated fair value of the PSUs was based on the closing market value of our common stock on the date of grant. The fair value of PSUs vested during the years ended December 31, 2021 and 2020 was $0.1 million and zero, respectively.

8. Stockholders’ Equity
During the years ended December 31, 2021, 2020 and 2019, we issued an aggregate of 1,179,032, 4,705,843 and 1,540,690 shares of common stock, respectively, in connection with the exercises of stock options, for net proceeds of approximately $16.6 million, $66.2 million and $16.5 million, respectively. For the years ended December 31, 2021, 2020 and 2019, we issued 299,958, 571,963 and 952,182 shares of common stock, respectively, upon vesting of certain RSUs and PSUs for which the RSU holders surrendered 94,795, 142,905 and 140,466 RSUs, respectively, to pay for minimum withholding taxes totaling approximately $8.2 million, $5.5 million and $7.0 million, respectively. Stock options and unvested restricted units totaling approximately 5.9 million, 6.7 million and 13.6 million shares of our common stock were outstanding as of December 31, 2021, 2020 and 2019, respectively.
Share Repurchases
In November 2019, the Board of Directors authorized a capital return program to repurchase up to $550.0 million of outstanding common stock over a three-year period. During 2020, we repurchased 6.5 million shares of common stock for $150.0 million at an average price of $23.05. During 2021, we repurchased 4.6 million shares of common stock for $200.0 million at an average price of $43.02 under the program. The shares were purchased through open market transactions and through an ASR agreement. The $550.0 million share repurchase program was completed in October 2021 having repurchased a total of 22.3 million shares at an average price of $24.72.
In December 2021, the Board of Directors authorized a second capital return program to repurchase up to $750.0 million of outstanding stock over a three-year period. Also in December 2021, as part of the second capital return program, we entered into an ASR agreement to repurchase $150.0 million of common stock. At inception pursuant to the agreement, we paid $150.0 million to Bank of America and took initial delivery of 3.5 million shares. We retired the repurchased shares and they resumed the status of authorized and unissued shares.
We had the following activity under the approved share repurchase programs (dollars in thousands, except share and per share data)

	2021
	Total Number of Shares Purchased	Weighted Average Price paid Per Share	Total Cost(1)
First quarter(2)	1,775,945	$42.89	$76,179
Second quarter	1,037,547	$47.05	$48,842
Third quarter	1,562,613	$41.40	$64,717
Fourth quarter	273,210	$37.75	$10,320
	4,649,315	$43.02	$200,058

Accelerated share repurchase(3)	3,462,204		$150,000

(1) Included in the total cost of shares purchased is a commission fee of $0.02 per share.
(2) This includes the 0.5 million shares delivered in April upon completion of the ASR.
(3) Purchased under the share repurchase program authorized in December 2021 through an ASR agreement to repurchase $150.0 million of common stock. In December 2021 we took initial delivery of 3.5 million shares. The final shares will be delivered on or before June 14, 2022.

9. Net Income (loss) per share
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
A reconciliation of the numerators and the denominators of the basic and diluted net income per common share computations is as follows (in thousands, except per share amounts):

	Twelve Months Ended December 31,
	2021	2020	2019
Numerator:
Net income	$402,710	$129,085	$(72,240)
Denominator:
Weighted average common shares outstanding for basic net income per share	140,646	136,206	144,329
Dilutive potential common stock outstanding:
Stock Options	2,737	2,317	—
RSAs, RSUs, PSUs and ESPP	555	627	—
Convertible Notes	2,858	2,313	—
Weighted average common shares outstanding for diluted net income per share	146,796	141,463	144,329
Net income per share:
Basic	$2.86	$0.95	$(0.50)
Diluted	$2.74	$0.91	$(0.50)
Shares which have been excluded from the calculation of diluted net income per common share because their effect was anti-dilutive, include the following (shares in millions):

	Twelve Months Ended December 31,
	2021	2020	2019
Anti-dilutive securities (1)	13.8	18.6	33.1
(1). The anti-dilutive securities include outstanding stock options, unvested RSAs, unvested RSUs, unvested PSUs, common shares expected to be issued under our ESPP and Convertible Notes.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

10. Commitments and Contingencies
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
Additionally, we lease certain office equipment under operating leases. Total rent expense was approximately $2.0 million, $2.3 million and $2.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Approximate annual future minimum operating lease payments as of December 31, 2021 are as follows (in thousands):

Year:	Operating Leases
2022	$2,711
2023	215
2024	18
2025	—
2026	—
Total minimum lease payments	$2,944
Less imputed interest	(124)
Total	$2,820
The weighted-average remaining lease term of our operating leases is approximately 1.13 years.
Other Commitments
We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (“Avid”) and Catalent Indiana LLC (formerly Cook Pharmica LLC) (“Catalent”) to produce supplies of bulk rHuPH20. Under the terms of the agreements, we are committed to certain minimum annual purchases of bulk rHuPH20. At December 31, 2021, we had a $79.9 million minimum purchase obligation in connection with these agreements.
In June 2011, we entered into a services agreement with Patheon for the technology transfer and manufacture of Hylenex recombinant. At December 31, 2021, we had a $4.3 million minimum purchase obligation in connection with this agreement.
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

11.Income Taxes
Total income (loss) before income taxes summarized by region were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$248,071	$130,427	$(70,737)
Foreign	447	(1,125)	(1,514)
Net income (loss) before income taxes	$248,518	$129,302	$(72,251)
Significant components of our net deferred tax assets/(liabilities) were as follows (in thousands).

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$42,182	$84,278
Deferred revenue	909	253
Research and development and orphan drug credits	109,041	114,357
Share-based compensation	1,814	4,637
ASC 842 lease liability	600	1,081
Interest expense limitation	—	5,536
Other, net	3,449	3,478
	157,995	213,620
Valuation allowance for deferred tax assets	(500)	(199,827)
Deferred tax assets, net of valuation allowance	157,495	13,793
Deferred tax liabilities:
Depreciation	(1,185)	(1,002)
Convertible note	(17)	(11,776)
ASC 842 right of use asset	(426)	(733)
Other, net	(433)	(282)
Total deferred tax liabilities	(2,061)	(13,793)
Net deferred tax asset	$155,434	$—
A valuation allowance of $0.5 million and $199.8 million has been established to offset the net deferred tax assets as of December 31, 2021 and 2020, respectively, as realization of such assets is uncertain.
On a periodic basis, we reassess the valuation allowance of our DTAs, weighing all positive and negative evidence, to assess if it is more-likely-than-not that some or all of our DTAs will be realized. In 2021, we have demonstrated profitability and cumulative pretax income and are forecasting income growth. After assessing both the positive and negative evidence, we determined that it was more likely than not that our DTAs would be realized and released the valuation allowance related to federal and state DTAs resulting in a net benefit from income taxes of $154.2 million. We will continue to evaluate the need for valuation allowance for our DTAs.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Income tax (benefit) expense was comprised of the following components (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current - federal	$(9)	$(11)	$114
Current - state	1,251	228	(40)
Deferred - federal	(117,925)	—	(85)
Deferred - state	(37,509)	—	—
	$(154,192)	$217	$(11)
The provision for income taxes on earnings subject to income taxes differs from the statutory federal income tax rate due to the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Federal income tax expense (benefit) at 21%	$52,188	$27,153	$(15,173)
State income tax expense (benefit), net of federal income tax impact	6,690	(1,942)	(1,509)
(Decrease) increase in valuation allowance	(211,039)	44,727	8,147
Worthless stock deduction of international subsidiary	—	(67,322)	—
Foreign income subject to tax at other than federal statutory rate	(94)	237	318
Share-based compensation	(2,690)	(4,117)	315
Executive compensation limitation	3,051	1,434	858
Non-deductible expenses and other	634	47	66
Foreign-derived intangible income	(2,932)	—	—
Research and development credits, net	—	—	(1,091)
Orphan drug credits, net of federal add back	—	—	(5,718)
Convertible note discount in APIC	—	—	13,776
	$(154,192)	$217	$(11)
At December 31, 2021, our unrecognized tax benefit and uncertain tax positions were $17.7 million, which will impact the effective tax rate when resolved. Of the unrecognized tax benefits, we do not expect any significant changes to occur in the next 12 months. Interest and/or penalties related to uncertain income tax positions are recognized by us as a component of income tax expense. For the years ended December 31, 2021, 2020 and 2019, we recognized an immaterial amount of interest and penalties.
The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2021	2020	2019
Gross unrecognized tax benefits at beginning of period	$19,167	$21,483	$20,028
Increases in tax positions for prior years	21	41	69
Decreases in tax positions for prior years and lapse in statue of limitations	(1,496)	(2,357)	(23)
Increases in tax positions for current year	—	—	1,409
Gross unrecognized tax benefits at end of period	$17,692	$19,167	$21,483

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

At December 31, 2021, we had federal, California and other state tax net operating loss carryforwards of approximately $116.5 million, $235.1 million and $26.1 million, respectively.
The following table shows key expiration dates of the federal and California net operating loss carryforwards (in thousands):

		Expires in:
	Net Operating Loss	2021	2022 and beyond	2028 and beyond
Federal	$116,534	$—	$—	$116,534
California	$235,061	$—	$—	$235,061
At December 31, 2021, we had federal and California research and development tax credit carryforwards of approximately $24.2 million and $17.0 million, respectively. The federal research and development tax credits will begin to expire in 2030 unless previously utilized. The California research and development tax credits will carryforward indefinitely until utilized. Additionally, we had Orphan Drug Credit carryforwards of $88.0 million which will begin to expire in 2034.
Pursuant to Internal Revenue Code Section 382, the annual use of the net operating loss carryforwards and research and development tax credits could be limited by any greater than 50% ownership change during any three year testing period. As a result of any such ownership change, portions of our net operating loss carryforwards and research and development tax credits are subject to annual limitations. We completed an updated Section 382 analysis regarding the limitation of the net operating losses and research and development credits as of December 31, 2020. Based upon the analysis, we determined that ownership changes occurred in prior years; however, the annual limitations on net operating loss and research and development tax credit carryforwards will not have a material impact on the future utilization of such carryforwards.
We do not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiary as it is our intention to utilize those earnings in the foreign operations for an indefinite period of time. At December 31, 2021 and 2020, there were no undistributed earnings in foreign subsidiaries.
We are subject to taxation in the U.S. and in various state and foreign jurisdictions. Our tax years for 2004 and forward are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

12.Employee Savings Plan
We have an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate, provided they meet the requirements of the plan. We are not required to make matching contributions under the plan. However, we voluntarily contributed to the plan approximately $1.1 million, $1.1 million and $2.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Halozyme Therapeutics, Inc.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
For the year ended December 31, 2021
Accounts receivable allowances (1)	$1,003	$8,131	$(7,994)	$1,140
For the year ended December 31, 2020
Accounts receivable allowances (1)	$797	$13,276	$(13,070)	$1,003
For the year ended December 31, 2019
Accounts receivable allowances (1)	$592	$7,327	$(7,122)	$797
_______________
(1)Allowances are for chargebacks, prompt payment discounts and distribution fees related to Hylenex recombinant product sales.