Form 10-Q
period 2022-03-31
HALOZYME THERAPEUTICS, INC.
filed 2022-05-10
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 137,949,680 as of May 4, 2022.

HALOZYME THERAPEUTICS, INC.

Summary of Risk Factors
Our business is subject to a number of risks and uncertainties, including those described in the section labeled “Risk Factors” in “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. These risks include the following:
Risks Related To Our Business
•Business interruptions resulting from the COVID-19 outbreak or similar public health crises could cause a disruption of the development of our collaboration partners’ product candidates and commercialization of approved products, impede our ability to supply bulk rHuPH20 to our partners or procure and sell Hylenex and otherwise adversely impact our business and results of operations.
•If partners’ product candidates do not receive and maintain regulatory approvals, or if approvals are not obtained in a timely manner, such failure or delay would substantially impair our ability to generate revenues.
•Use of Hylenex and the products and product candidates of our partners’ could be associated with side effects or adverse events.
•If our contract manufacturers or vendors are unable to manufacture and supply to us bulk rHuPH20 or other raw materials, reagents or components in the quantity and quality required by us or our collaborators for use in the production of Hylenex or our partners’ products and product candidates, our Hylenex commercialization efforts or our partners’ product development and commercialization efforts could be delayed or stopped and our business results of operations and our collaborations could be harmed.
•If we or any party to a key collaboration agreement fail to perform material obligations under such agreement, or if a key collaboration agreement, is terminated for any reason, our business could significantly suffer.
•Hylenex and our partners’ products and product candidates rely on the rHuPH20 enzyme, and any adverse development regarding rHuPH20 could substantially impact multiple areas of our business, including current and potential collaborations, as well as any proprietary programs.
•Our business strategy and our strategic focus is currently limited to only a few fields or applications of our technology which may increase the risk for potential negative impact from adverse developments. Future expansion of our strategic focus to additional applications of our technology may require the use of additional resources, result in increased expense and ultimately may not be successful.
•Our collaboration product candidates may not receive regulatory approvals or their development may be delayed for a variety of reasons, including delayed or unsuccessful clinical trials, regulatory requirements or safety concerns.
•Our third party collaborators are responsible for providing certain proprietary materials that are essential components of our collaboration products and product candidates, and any failure to supply these materials could delay the development and commercialization efforts for these collaboration products and product candidates and/or damage our collaborations.
•If we or our collaborators fail to comply with regulatory requirements applicable to promotion, sale and manufacturing of approved products, regulatory agencies may take action against us or them, which could significantly harm our business.
•Failure to complete the acquisition of Antares, or once completed, failure to successfully integrate the Antares business, could adversely impact our stock price and future business and operations.
•We may need to raise additional capital in the future and there can be no assurance that we will be able to obtain such funds.
•We currently have significant debt and expect to incur additional debt. Failure by us to fulfill our obligations under the applicable debt agreements may cause the repayment obligations to accelerate.
•The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
•Conversion of our Convertible Notes may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.

•Our ability to license our ENHANZE technology to our collaboration partners depends on the validity of our patents and other proprietary rights.
•Developing and marketing pharmaceutical products for human use involves significant product liability risks for which we currently have limited insurance coverage.
•If our collaborators do not achieve projected development, clinical, or regulatory goals in the timeframes publicly announced or otherwise expected, the commercialization of our collaboration products may be delayed and, as a result, our stock price may decline, and we may face lawsuits relating to such declines.
•Future acquisitions, including our planned acquisition of Antares, could disrupt our business and harm our financial condition.
•Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

Risks Related To Ownership of Our Common Stock
•Our stock price is subject to significant volatility.
•Future transactions where we raise capital may negatively affect our stock price.
•Anti-takeover provisions in our charter documents, the Indentures and Delaware law may make an acquisition of us more difficult.
Risks Related to Our Industry
•Our partners’ products must receive regulatory approval before they can be sold, and compliance with the extensive government regulations is expensive and time consuming and may result in the delay or cancellation of collaboration product sales, introductions or modifications.
•We may be subject, directly or indirectly, to various broad federal and state healthcare laws. If we are unable to comply, or have not fully complied, with such laws, we could face civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.
•We may be required to initiate or defend against legal proceedings related to intellectual property rights, which may result in substantial expense, delay and/or cessation of the development and commercialization of our products.
•Patent protection for protein-based therapeutic products and other biotechnology inventions is subject to a great deal of uncertainty, and if patent laws or the interpretation of patent laws change, our competitors may be able to develop and commercialize products based on our discoveries.
•If third party reimbursement and customer contracts are not available, Hylenex and our partners’ products may not be accepted in the market resulting in commercial performance below that which was expected or projected.
•The rising cost of healthcare and related pharmaceutical product pricing has led to cost containment pressures from third-party payers as well as changes in federal coverage and reimbursement policies and practices that could cause us and our partners to sell our products at lower prices, and impact access to our and our partners’ products, resulting in less revenue to us.
•We face intense competition and rapid technological change that could result in the development of products by others that are competitive with or superior to our proprietary and collaboration products, including those under development.

General Risks
•Our inability to attract, hire and retain key management and scientific personnel could negatively affect our business.
•Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event.
•Cyberattacks, security breaches or system breakdowns may disrupt our operations and harm our operating results and reputation.

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$117,835	$118,719
Marketable securities, available-for-sale	668,305	622,203
Accounts receivable, net	113,762	90,975
Inventories	47,761	53,908
Prepaid expenses and other assets	41,026	40,482
Total current assets	988,689	926,287
Property and equipment, net	8,513	8,794
Prepaid expenses and other assets	22,038	13,414
Deferred tax assets, net	142,508	155,434
Restricted cash	500	500
Total assets	$1,162,248	$1,104,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,266	$1,541
Accrued expenses	19,133	24,441
Deferred revenue, current portion	1,746	1,746
Current portion of long-term debt, net	89,546	89,419
Total current liabilities	111,691	117,147
Deferred revenue, net of current portion	2,031	2,530
Long-term debt, net	788,099	787,255
Other long-term liabilities	171	544
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 137,888 and 137,498 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	138	138
Additional paid-in capital	261,713	256,347
Accumulated other comprehensive loss	(2,791)	(620)
Accumulated income (deficit)	1,196	(58,912)
Total stockholders’ equity	260,256	196,953
Total liabilities and stockholders’ equity	$1,162,248	$1,104,429
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Royalties	$69,605	$36,923
Product sales, net	22,140	21,766
Revenues under collaborative agreements	25,534	30,333
Total revenues	117,279	89,022
Operating expenses:
Cost of product sales	15,922	18,219
Research and development	11,853	9,009
Selling, general and administrative	13,834	11,059
Total operating expenses	41,609	38,287
Operating income	75,670	50,735
Other income (expense):
Investment and other income, net	498	276
Inducement expense related to convertible notes	—	(20,960)
Interest expense	(1,759)	(1,965)
Net income before income taxes	74,409	28,086
Income tax expense	14,301	191
Net income	$60,108	$27,895

Net income per share:
Basic	$0.44	$0.20
Diluted	$0.43	$0.19

Shares used in computing net income per share:
Basic	137,658	137,952
Diluted	141,277	148,540
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$60,108	$27,895
Other comprehensive income:
Unrealized loss on marketable securities	(2,171)	(83)
Foreign currency translation adjustment	—	35
Unrealized gain on foreign currency	—	17
Total comprehensive income	$57,937	$27,864
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,

	2022	2021
Operating activities:
Net income	$60,108	$27,895
Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Share-based compensation	4,742	4,923
Depreciation and amortization	778	738
Amortization of debt discount	971	741
Accretion of discounts on marketable securities, net	541	351
Loss on disposal of equipment	80	—
Recognition of deferred revenue	(499)	—
Lease payments deferred	(183)	(203)
Induced conversion expense related to convertible notes	—	20,960
Deferred income taxes (benefits from valuation allowance release)	12,926	—
Changes in operating assets and liabilities:
Accounts receivable, net and other contract assets	(22,787)	9,339
Inventories	6,298	2,513
Prepaid expenses and other assets	(9,168)	(2,335)
Accounts payable and accrued expenses	(6,010)	(6,626)
Net cash provided by operating activities	47,797	58,296
Investing activities:
Purchases of marketable securities	(184,815)	(120,980)
Proceeds from maturities of marketable securities	136,000	76,000
Purchases of property and equipment	(490)	(270)
Net cash used in investing activities	(49,305)	(45,250)
Financing activities:
Proceeds from issuance of long-term debt, net	—	784,875
Repayment of long-term debt	—	(369,064)
Payment of debt issuance cost	—	(329)
Repurchase of common stock	—	(76,179)
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	624	(602)
Net cash provided by financing activities	624	338,701
Net increase (decrease) in cash, cash equivalents and restricted cash	(884)	351,747
Cash, cash equivalents and restricted cash at beginning of period	119,219	148,203
Cash, cash equivalents and restricted cash at end of period	$118,335	$499,950

Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for purchases of property and equipment	$309	$288
Right-of-use assets obtained in exchange for lease obligation	$—	$179
Debt issuances cost included in accounts payable	$—	$95
Common stock issued for induced conversion related to convertible notes	$—	$7,865
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (in thousands)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2021	137,498	$138	$256,347	$(620)	$(58,912)	$196,953
Share-based compensation expense	—	—	4,742	—	—	4,742
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	390	—	624	—	—	624
Other comprehensive loss	—	—	—	(2,171)	—	(2,171)
Net income	—	—	—	—	60,108	60,108
BALANCE AS OF MARCH 31, 2022	137,888	$138	$261,713	$(2,791)	$1,196	$260,256

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2020	135,030	$135	$625,483	$22	$(474,593)	$151,047
Adjustment to beginning accumulated deficit	—	—	(65,535)	—	12,973	(52,562)
Share-based compensation expense	—	—	4,923	—	—	4,923
Issuance of common stock for the induced conversion related to convertible notes	9,083	9	13,095			13,104
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	563	—	(602)	—	—	(602)
Repurchase of common stock	(1,296)	(1)	(76,178)			(76,179)
Other comprehensive loss	—	—	—	(31)	—	(31)
Net income	—	—	—	—	27,895	27,895
BALANCE AS OF MARCH 31, 2021	143,380	$143	$501,186	$(9)	$(433,725)	$67,595
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
We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Baxalta US Inc. and Baxalta GmbH (members of the Takeda group of companies) (“Baxalta”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol-Myers Squibb Company (“BMS”), Alexion Pharma International Operations Unlimited Company (an indirect wholly owned subsidiary of AstraZeneca PLC (“Alexion”), argenx BVBA (“argenx”), Horizon Therapeutics plc. (“Horizon”), ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”) and Chugai Pharmaceutical Co., Ltd (Chugai). We receive royalties from three of these collaborations, including royalties from sales of one product from the Baxalta collaboration, three products from the Roche collaboration and one product from the Janssen collaboration. Future potential revenues from royalties and fees from ENHANZE collaborations and the sales and/or royalties of our approved products will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 22, 2022. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Operating results for interim periods are not necessarily indicative of the operating results for an entire fiscal year.
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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within ninety days or less from the date of purchase. As of March 31, 2022, our cash equivalents consisted of money market funds and treasury bills.
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
Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. At March 31, 2022 and December 31, 2021, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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
As of March 31, 2022, and December 31, 2021, inventories consisted of $2.4 million and $1.6 million, respectively, of Hylenex inventory, net and $45.4 million and $52.3 million, respectively, of bulk rHuPH20.
Leases
The Company has entered into operating leases primarily for real estate and automobiles. These leases have terms which range from 3 years to 8 years. We determine if an arrangement contains a lease at inception. Right of use (“ROU”) assets and liabilities resulting from operating leases are included in property and equipment, accrued expenses and other long-term liabilities on our condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the discount rate to calculate the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our leases often include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that we will exercise that option. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
We have lease agreements with lease and non-lease components, which are generally accounted for separately. For certain equipment leases, such as automobiles, we account for the lease and non-lease components as a single lease component.
In March 2022, we entered into an agreement for assignment and assumption of lease with Seismic Software, Inc. pursuant to which effective January 1, 2023, we will assume Seismic’s office lease, as amended with Kilroy Realty L.P. for approximately 72,534 square feet of space in office and research facilities which is expected to commence on January 1, 2023. The premises are intended to serve as our new headquarters.
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

Revenue Presentation
In our statements of income, we report as revenues under collaborative agreements the upfront payments, event-based development and regulatory milestones and sales milestones. We also include in this category revenues from separate research and development contracts pursuant to project authorization forms. We report royalties received from collaboration partners as a separate line in our statements of income.
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
Income Taxes
We provide for income taxes using the liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at each reporting period. We measure deferred tax assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse. Significant judgment is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and any associated valuation allowances recorded against our net deferred tax assets, which are based on complex and evolving tax regulations. Deferred tax assets (“DTA”) and other tax benefits are recorded when they are more likely than not to be realized. On a quarterly basis, we assess the need for valuation allowance on our DTAs, weighing all positive and negative evidence, to assess if it is more-likely-than-not that some or all of our DTAs will be realized. In the first quarter of 2022, we recorded a provision for income taxes of $14.3 million using an effective tax rate of 19.2% the three months ended March 31, 2022. The difference between our effective tax rate and the U.S. federal statutory rate of 21% is primarily due to tax benefits on Foreign Derived Intangible Income Deduction (FDII), and tax detriments on 162(m) and other share based compensation.

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

Adoption and Pending Adoption of Recent Accounting Pronouncements
There are no relevant recently issued accounting pronouncements that would materially impact our condensed consolidated financial statements and related disclosures.

3. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$18,108	$—	$(74)	$18,034
Corporate debt securities	90,103	11	(337)	89,777
U.S. Treasury securities	343,361	1	(2,328)	341,034
Non-US Government securities	12,183	—	(37)	12,146
Commercial paper	207,314	—	—	207,314
	$671,069	$12	$(2,776)	$668,305

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$32,745	$—	$(53)	$32,692
Corporate debt securities	58,885	—	(86)	58,799
U.S. Treasury securities	231,230	—	(469)	230,761
Non- U.S Government securities	17,232	—	(12)	17,220
Commercial paper	282,731	—	—	282,731
	$622,823	$—	$(620)	$622,203
As of March 31, 2022, 41 available-for-sale marketable securities with a fair market value of $442.0 million were in a gross unrealized loss position of $2.8 million. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of March 31, 2022, because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
The estimated fair value of our contractual maturities of available-for-sale debt securities are as follows (in thousands):

	March 31, 2022	December 31, 2021
Due within one year	$594,944	$500,965
After one but within five years	73,361	121,238
	$668,305	$622,203

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2022			December 31, 2021
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$117,818	$—	$117,818	$118,707	$—	$118,707
Commercial paper	—	—	—	—	—	—

Available-for-sale marketable securities:
Asset-backed securities	—	18,034	18,034	—	32,692	32,692
Corporate debt securities	—	89,777	89,777	—	58,799	58,799
U.S. Treasury securities	341,034	—	341,034	230,761	—	230,761
Non-US Government securities	—	12,146	12,146	—	17,220	17,220
Commercial paper	—	207,314	207,314	—	282,731	282,731
	$458,852	$327,271	$786,123	$349,468	$391,442	$740,910
We had no instruments that were classified within Level 3 as of March 31, 2022 and December 31, 2021.

4. Revenue
Our disaggregated revenues were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Royalties	$69,605	$36,923

Product sales, net
Sales of bulk rHuPH20	$16,448	$16,770
Sales of Hylenex	5,692	4,996
Total product sales, net	$22,140	$21,766

Revenues under collaborative agreements:
Upfront license and target nomination fees	$25,000	$—
Event-based development and regulatory milestones and other fees	—	30,000
Reimbursement for research and development services	534	333
Total revenues under collaborative agreements	$25,534	$30,333

Total revenue	$117,279	$89,022
During the three months ended March 31, 2022 we recognized revenue related to licenses granted to collaboration partners in prior periods in the amount of $69.6 million. This amount represents royalties earned in the current period. We also recognized revenue of $0.5 million during the three months ended March 31, 2022 that had been included in deferred revenues at December 31, 2021. We did not recognize any adjustments to reduce sales reserves and allowances liability related to Hylenex recombinant sales in prior periods.
Accounts receivable, net, and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable, net	$113,762	$90,975
Deferred revenues	3,777	4,276
As of March 31, 2022, the amounts included in the transaction price of our contracts with customers, including collaboration partners, and allocated to goods and services not yet provided were $77.3 million, of which $73.5 million relates to unfulfilled purchase commitments and $3.8 million has been collected and is reported as deferred revenues. The unfulfilled purchase commitments are estimated to be delivered by the end of 2023. Of the total deferred revenues of $3.8 million, $1.7 million is expected to be used by our customers within the next 12 months.
There were no contract assets related to collaborative agreements at March 31, 2022. While we may become entitled to receive additional event-based development and regulatory milestones and other fees under our collaborative agreements, which relate to development milestones deemed probable of receipt for intellectual property licenses granted to collaboration partners in prior periods, no amounts were deemed probable.

5. Certain Balance Sheet Items
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable from product sales to collaborators	$15,840	$18,504
Accounts receivable from revenues under collaborative agreements	25,619	5,422
Accounts receivable from royalty payments	68,169	63,555
Accounts receivable from other product sales	5,372	4,634
Subtotal	115,000	92,115
Allowance for distribution fees and discounts	(1,238)	(1,140)
Total accounts receivable, net	$113,762	$90,975
Inventories consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$10,267	$10,672
Work-in-process	6,332	17,451
Finished goods	31,162	25,785
Total inventories	$47,761	$53,908
Prepaid expenses and other assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid manufacturing expenses	$57,905	$47,991
Other prepaid expenses	3,091	3,809
Other assets	2,068	2,096
Total prepaid expenses and other assets	63,064	53,896
Less long-term portion	(22,038)	(13,414)
Total prepaid expenses and other assets, current	$41,026	$40,482
Prepaid manufacturing expenses include raw materials, slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory as materials are used or the contract manufacturing organization services are complete.
Property and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Research equipment	$6,725	$7,174
Manufacturing equipment	5,718	5,719
Computer and office equipment	5,743	5,370
Leasehold improvements	1,748	1,628
Subtotal	19,934	19,891
Accumulated depreciation and amortization	(12,991)	(13,100)
Subtotal	6,943	6,791
Right of use of assets	1,570	2,003
Property and equipment, net	$8,513	$8,794
Depreciation and amortization expense was approximately $0.8 million and $0.7 million, inclusive of ROU asset amortization of $0.4 million and $0.4 million for the three months ended March 31, 2022 and 2021 respectively.

Accrued expenses consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued compensation and payroll taxes	$4,194	$9,858
Accrued outsourced manufacturing expenses	3,674	6,514
Other accrued expenses	9,232	5,793
Lease liability	2,204	2,820
Total accrued expenses	19,304	24,985
Less long-term portion	(171)	(544)
Total accrued expenses, current	$19,133	$24,441
Expense associated with the accretion of the lease liabilities was approximately $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021 respectively. Total lease expense for the three months ended March 31, 2022 and 2021 was $0.5 million and $0.5 million respectively.
Cash paid for amounts related to leases for the three months ended March 31, 2022 and 2021 was $0.7 million and $0.7 million, respectively.

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
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. The Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately preceding the maturity date. As of March 31, 2022, the 2027 Convertible Notes are not convertible.
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
As of March 31, 2022, we were in compliance with all covenants and there was no material adverse change in our business, operations or financial condition.
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
Holders may convert their 2024 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2024 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, June 1, 2024 until the close of business on the scheduled trading day immediately before the maturity date. As of March 31, 2022, the 2024 Convertible Notes are convertible and are classified as a current liability.
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
In March 2021, we completed a privately negotiated induced conversion of $369.1 million principal amount of the 2024 Convertible Notes (“Note Repurchases” or the “Induced Conversion”). In connection with the Induced Conversion, we paid approximately $370.2 million in cash, which includes principal and accrued interest, and issued approximately 9.08 million shares of our common stock representing the intrinsic value based on the contractual conversion rate and incremental shares as an inducement for conversion. As a result of the Induced Conversion, we recorded $21.0 million in induced conversion expense which is included in Other income (expense) of the Condensed Consolidated Statements of Income in 2021. The induced conversion expense represents the fair value of the common stock issued upon conversion in excess of the common stock issuable under the original terms of the 2024 Convertible Notes.
As of March 31, 2022, we were in compliance with all covenants and there was no material adverse change in our business, operations or financial condition.
Net Carrying Amounts of the Convertible Notes
The carrying amount and fair value of our Convertible Notes were as follows as of the dates indicated (in thousands).

	March 31, 2022	December 31, 2021
Principal amount:
2024 Convertible Notes	$90,936	$90,936
2027 Convertible Notes	805,000	805,000
Total Principal Amount	$895,936	$895,936

Unamortized debt discount:
2024 Convertible Notes	$(1,390)	$(1,517)
2027 Convertible Notes	(16,901)	(17,745)
Total unamortized debt discount	$(18,291)	$(19,262)

Carrying amount:
2024 Convertible Notes	$89,546	$89,419
2027 Convertible Notes	788,099	787,255
Total carrying amount	$877,645	$876,674

Fair value based on trading levels (Level 2):
2024 Convertible Notes	$158,552	$159,678
2027 Convertible Notes	708,770	718,889
Total fair value of outstanding notes	$867,322	$878,567

Remaining amortization per period of debt discount (in years):
2024 Convertible Notes	2.7	2.9
2027 Convertible Notes	4.9	5.2

The following table summarizes the components of interest expense and the effective interest rates for each of our Convertible Notes for the periods shown (in thousands).

	Three Months Ended March 31,
	2022	2021
Coupon Interest:
2024 Convertible Notes	$284	$1,053
2027 Convertible Notes	$503	$168
Total Coupon Interest	$787	$1,221

Amortization of debt discount:
2024 Convertible Notes	$127	$461
2027 Convertible Notes	$844	$280
Total amortization of debt discount	$971	$741

Interest expense:
2024 Convertible Notes	$411	$1,514
2027 Convertible Notes	$1,347	$448
Total interest expense	$1,758	$1,962

Effective interest rates:
2024 Convertible Notes	1.8%	1.8%
2027 Convertible Notes	0.7%	0.7%
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
Borrowings under the Facility bear interest, at our option, at a rate equal to an applicable margin plus: (a) the applicable Bloomberg Short-Term Bank Yield Index rate (or the “BSBY Rate,” as defined in the Credit Agreement), or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the Bank of America prime rate, (3) the BSBY Rate plus 1.00%, and (4) 1.00%. The margin for the Facility ranges, based on our consolidated total net leverage ratio, from —% to 0.75% in the case of base rate loans and from 1.00% to 1.75% in the case of BSBY Rate loans. In addition to paying interest on any outstanding principal under the Facility, we will pay (i) a commitment fee in respect of the unutilized commitments thereunder and (ii) customary letter of credit fees and agency fees. The commitment fees range from 0.15% to 0.30% per annum based on the our consolidated net leverage ratio. As of March 31, 2022, the revolving credit facility was undrawn.

7. Share-based Compensation
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$2,017	$1,648
Selling, general and administrative	2,725	3,275
Share-based compensation expense	$4,742	$4,923
Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options	$2,620	$2,482
RSAs, RSUs, PSUs and ESPP	2,122	2,441
	$4,742	$4,923
We granted stock options to purchase approximately 1.3 million and 0.7 million shares of common stock during the three months ended March 31, 2022 and 2021, respectively. The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes model”). Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments. The assumptions used in the Black-Scholes model were as follows:

	Three Months Ended March 31,
	2022	2021
Expected volatility	41.14-41.23%	45.75-46.45%
Average expected term (in years)	4.7	4.7
Risk-free interest rate	1.37-1.90%	0.36-0.71%
Expected dividend yield	—	—
In February 2021, our Board of Directors approved our 2021 ESPP and our stockholders approved the plan in May 2021. The ESPP enables eligible employees to purchase shares of our common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Share purchases are funded through payroll deduction of at least 1% and up to 15% of an employee’s compensation for each payroll period, and no employee may purchase shares under the ESPP that exceeds $25,000 worth of our common stock for a calendar year. As of March 31, 2022, 2,682,227 shares were available for future purchase. The offering period is generally for a six-months period and the first offering period commenced on June 16, 2021. Offering periods shall commence on or about the sixteenth day of June and December of each year and end on or about the fifteenth day of the next December and June respectively, occurring thereafter.

Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	March 31, 2022
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$31,638	2.91
RSUs	$26,620	2.83
PSUs	$6,092	2.66
ESPP	$75	0.21

8. Stockholders’ Equity
During the three months ended March 31, 2022 and 2021, we issued an aggregate of 172,607 and 280,946 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $17.21 and $13.24 per share, respectively, for net proceeds of approximately $3.0 million and $3.7 million, respectively. For the three months ended March 31, 2022 and 2021, we issued 216,886 and 282,774 shares of common stock, respectively, upon vesting of certain RSUs and PSUs for which 68,425 and 87,324 RSUs were withheld from the RSU holders, respectively, to pay for minimum withholding taxes totaling approximately $4.3 million and $7.8 million, respectively. Stock options and unvested restricted units totaling approximately 6.9 million shares and 5.9 million shares of our common stock were outstanding as of March 31, 2022 and December 31, 2021, respectively.
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
In December 2021, the Board of Directors authorized a second capital return program to repurchase up to $750.0 million of outstanding stock over a three-year period. Also in December 2021, as part of the second capital return program, we entered into an ASR agreement to repurchase $150.0 million of common stock. At inception pursuant to the agreement, we paid $150.0 million to Bank of America and took initial delivery of 3.5 million shares.. We retired the repurchased shares and they resumed the status of authorized and unissued shares.
We continued to execute share repurchases during the three months ended March 31, 2022 under our ASR agreement.

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
A reconciliation of the numerators and the denominators of the basic and diluted net income per common share computations is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$60,108	$27,895
Denominator:
Weighted average common shares outstanding for basic net income per share	137,658	137,952
Dilutive potential common stock outstanding:
Stock Options	2,043	3,223
RSAs, RSUs, PSUs and ESPP	317	702
Convertible Notes	1,259	6,663
Weighted average common shares outstanding for diluted net income per share	141,277	148,540
Net income per share:
Basic	$0.44	$0.20
Diluted	$0.43	$0.19
Shares which have been excluded from the calculation of diluted net income per common share because their effect was anti-dilutive, include the following (shares in millions):

	Three Months Ended March 31,
	2022	2021
Anti-dilutive securities (1)	15.4	13.4
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

11. Subsequent Events
On April 12, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Antares Pharma, Inc. (“Antares”) and Atlas Merger Sub, Inc., a wholly owned subsidiary of Halozyme (“Purchaser”), pursuant to which on the terms and subject to conditions set forth in the Merger Agreement, Purchaser agreed to commence a cash tender offer to acquire all of the outstanding shares of common stock of Antares at a purchase price of $5.60 per share for a total transaction value of approximately $960.0 million. The transaction is expected to close in the first half of 2022.

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
The following information should be read in conjunction with the interim unaudited condensed consolidated financial statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2021. Past financial or operating performance is not necessarily a reliable indicator of future performance, and our historical performance should not be used to anticipate results or future period trends.
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than statements of historical fact are, or may be deemed to be, forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity,” “project” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development or regulatory approval of new partner products, enhancements of existing products or technologies, timing and success of the launch of new products by our collaborators, third party performance under key collaboration agreements, the ability to complete the acquisition of Antares Pharma, Inc, and the timing thereof, the ability of our bulk drug manufacturers to provide adequate supply for our collaboration partners, revenue, expense and cash burn levels, anticipated amounts and timing of share repurchases, anticipated profitability and expected trends, the potential impact of the COVID-19 global pandemic on our business and trends and other statements regarding matters that are not historical are forward-looking statements. Such statements reflect management’s current forecast of certain aspects of our future, are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements due to a number of factors including, but not limited to, those set forth below under the section entitled “Risks Factors” and elsewhere in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report.
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

We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Baxalta US Inc. and Baxalta GmbH (members of the Takeda group of companies) (Baxalta), Pfizer Inc. (Pfizer), Janssen Biotech, Inc. (Janssen), AbbVie, Inc. (AbbVie), Eli Lilly and Company (Lilly), Bristol Myers Squibb Company (BMS), Alexion Pharma International Operations Unlimited Company (an indirect wholly owned subsidiary of AstraZeneca PLC) (Alexion), argenx BVBA (argenx), Horizon Therapeutics plc. (Horizon), ViiV Healthcare (the global specialist HIV company majority owned by GlaxoSmithKline) (ViiV) and Chugai Pharmaceutical Co., Ltd (Chugai). We receive royalties from three of these collaborations, including royalties from sales of one product from the Baxalta collaboration, three products from the Roche collaboration and one product from the Janssen collaboration. Future potential revenues from royalties and fees from ENHANZE collaborations and the sales and/or royalties of our approved products will depend on the ability of Halozyme and our collaborators to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
Our first quarter of 2022 and recent key events are as follows:
Collaborators
•In March 2022, we entered into a global collaboration and license agreement with Chugai Pharmaceutical Co., Ltd. The license gives Chugai exclusive access to ENHANZE drug delivery technology for an undisclosed target. Under the terms of the agreement, we received an upfront payment of $25 million and Chugai is obligated to make future payments of up to $160 million, in the aggregate, subject to achievement of specified development, regulatory and sales-based milestones. We will also be entitled to receive royalties on sales of commercialized medicines using our ENHANZE technology.
•In March 2022, ViiV initiated enrollment of a Phase 1 study to evaluate the safety and pharmacokinetics of N6LS, a broadly neutralizing antibody, administered subcutaneously with ENHANZE technology.
•In March 2022, argenx announced that data from argenx’s phase 3 ADAPT-SC study evaluating subcutaneous (SC) efgartigimod (1000mg efgartigimod-PH20) for the treatment of generalized myasthenia gravis (gMG) achieved the primary endpoint of total IgG reduction from baseline at day 29, demonstrating statistical non-inferiority to VYVGART® (efgartigimod alfa-fcab) intravenous (IV) formulation in gMG patients. Based on these results, argenx has stated it plans to submit a Biologics License Application (BLA) to the U.S. Food and Drug Administration (FDA) by the end of 2022.
Corporate
•In March 2022, we entered into an agreement for assignment and assumption of lease with Seismic Software, Inc. pursuant to which effective January 1, 2023 we will assume Seismic’s office lease, as amended with Kilroy Realty L.P. for approximately 72,534 square feet of space in office and research facilities. The premises are intended to serve as our new headquarters with an expected occupancy date of approximately January 1, 2023.
•In April 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Antares Pharma, Inc. (“Antares”) and Atlas Merger Sub, Inc., a wholly owned subsidiary of Halozyme (“Purchaser”), pursuant to which on the terms and subject to conditions set forth in the Merger Agreement, Purchaser agreed to commence a cash tender offer to acquire all of the outstanding shares of common stock of Antares at a purchase price of $5.60 per share for a total transaction value of approximately $960.0 million. The transaction is expected to close in the first half of 2022.

Product and Product Candidates
We currently have one marketed proprietary product and five marketed partnered products. The following table summarizes our proprietary product, marketed partnered products and product candidates under development with our collaborators:

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	INDICATION	PHASE 1 / PHASE 2 / PHASE 3 / FILED / APPROVED
PROPRIETARY APPROVED PRODUCT			
HYLENEX® recombinant (hyaluronidase human injection)	Various	Adjuvant for subcutaneous fluid delivery for dispersion & absorption of other injected drugs	Approved in the U.S.
ENHANZE™ COLLABORATION APPROVED PRODUCTS			
Roche Herceptin® SC (trastuzumab) (Outside the U.S.) Herceptin Hylecta™ (trastuzumab and hyaluronidase-oysk) (U.S.)	Oncology	Breast Cancer	Approved in the U.S., EU and other countries outside the U.S. (OUS)
Phesgo®(pertuzumab/trastuzumab/hyaluronidase-zzfx) (U.S.) and (pertuzumab/trastuzumab) (EU)	Oncology	Breast Cancer	Approved in the U.S., EU and OUS
MabThera® SC (rituximab) (Outside the U.S) RITUXAN HYCELA™ (rituximab/hyaluronidase human) (U.S.)	Oncology	Multiple blood cancers	Approved for NHL in EU and OUS; Approved for CLL in EU and OUS Approved for DLBCL, CLL and FL in the U.S.
Baxalta HYQVIA® [Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase]	Immunology	Primary Immunodeficiency, Secondary Immunodeficiencies in EU	Approved for adults in U.S., EU and OUS; Pediatric indication approved in EU and OUS
Janssen DARZALEX FASPRO® (daratumumab hyaluronidase human-fihj) (U.S./China) DARZQURO® (daratumumab) (Japan) DARZALEX SC® (daratumumab) (OUS)	Oncology	Multiple Myeloma AL Amyloidosis	Approved for MM in the U.S, EU, Japan and OUS Approved for AL Amyloidosis in U.S, EU, Japan and China

All trademarks belong to their respective owners.

ENHANZE™ COLLABORATION PRODUCT CANDIDATES

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	INDICATION	PHASE
Roche (Total of 12 potential targets)			
TECENTRIQ® (atezolizumab)	Oncology	Non-Small Cell Lung Cancer	3
OCREVUS® (ocrelizumab)	Neuro Medicine	Multiple Sclerosis	3
Undisclosed			1
Baxalta			
TAK-881 (immune globulin subcutaneous 20% (human))	Plasma-Derived Therapies (PDT)	Undisclosed	1
Pfizer (Total of 3 targets)			
Janssen (Total of 5 potential targets)			
DARZALEX® (daratumumab)	Oncology	AL Amyloidosis	3
		Smoldering Myeloma	3
		Multiple Myeloma	3
		Multiple Myeloma	2
		Multiple Myeloma	1
Amivantamab	Oncology	Advanced Solid Malignancies	1
Rilpivirine	Infectious Diseases	HIV	1
AbbVie (Total of 9 potential targets)			
Lilly (Total of 5 potential targets)			
BMS (Total of 11 potential targets)			
Nivolumab	Oncology	Advanced Renal Cell Carcinoma	3
		Solid Tumors	2
relatlimab/nivolumab	Oncology	Solid Tumors	1
BMS-986258	Oncology	Solid Tumors	1
Alexion (Total of 4 potential targets)			
argenx (Total of 6 potential targets)			
ARGX-113 (efgartigimod)	Autoimmunity	Myasthenia Gravis (MG)	3
		Immune Thrombocytopenia (ITP)	3
		Pemphigus Vulgaris and Foliaceus (PV)	3
		Chronic Inflammatory Demyelinating Polyneuropathy (CIDP)	3
ARGX-117	Autoimmunity	Multifocal Motor Neuropathy (MMN)	1
Horizon (1 target)			
TEPEZZA® ((teprotumumab-trbw)	Autoimmunity	Thyroid Eye Disease	1
ViiV (Total of 4 potential targets)			
Cabotegravir	Infectious Diseases	HIV Treatment and PrEP	1
N6LS	Infectious Diseases	HIV Treatment	1
NIH (N6LS)	Infectious Diseases	HIV (treatment)	1
CAPRISA (CAP256V2LS)	Infectious Diseases	HIV (PrEP)	1

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
In February 2019, Janssen’s development partner, Genmab, announced positive Phase 3 trial results from the COLUMBA study evaluating subcutaneous DARZALEX in comparison to intravenous DARZALEX in patients with relapsed or refractory multiple myeloma. DARZALEX SC® (utilizing ENHANZE technology) was found to be non-inferior to DARZALEX IV with regard the co-primary endpoints of Overall Response Rate and Maximum Trough concentration. In May 2020, we announced that Janssen received US FDA approval and launched the commercial sale of DARZALEX FASPRO® in four regimens across five indications in multiple myeloma patients, including newly diagnosed, transplant-ineligible patients as well as relapsed or refractory patients. As a fixed-dose formulation, DARZALEX FASPRO can be administered over three to five minutes, significantly less time than DARZALEX IV which requires multi-hour infusions. In June 2020, we announced that Janssen received European marketing authorization and launched the commercial sale of DARZALEX SC utilizing ENHANZE in the European Union. Subsequent to these approvals, Janssen received several additional regulatory approvals for additional indications and patient populations in US, EU, Japan and China. Beginning with the US, in January 2021, Janssen received FDA approval for DARZALEX FASPRO in combination with bortezomib, thalidomide, and dexamethasone in newly diagnosed multiple myeloma patients who are eligible for autologous stem cell transplant. In January 2021, Janssen received accelerated approval from the FDA for DARZALEX FASPRO in combination with bortezomib, cyclophosphamide and dexamethasone (D-VCd) for the treatment of adult patients with newly diagnosed AL amyloidosis (not recommended for the treatment of patients with AL amyloidosis who have NYHA Class IIIB or Class IV cardiac disease or Mayo Stage IIIB outside of controlled clinical trials). In July 2021, Janssen received FDA approval for DARZALEX FASPRO in combination with pomalidomide and dexamethasone (D-Pd) for patients with multiple myeloma after first or subsequent relapse. In July 2021, Janssen received FDA approval for DARZALEX FASPRO in combination with D-Pd for patients with multiple myeloma after first or subsequent relapse. In December 2021, Janssen received FDA approval for DARZALEX FASPRO in combination with

Kyprolis® (carfilzomib) and dexamethasone for patients with relapsed or refractory multiple myeloma who have received one to three prior lines of therapy. In the EU, in June 2021, we announced that Janssen received marketing authorization from the EC for DARZALEX SC in two new indications, in combination with D-VCd in newly diagnosed adult patients with AL amyloidosis and in combination with D-Pd in adult patients with relapsed or refractory multiple myeloma. In Japan in March 2021, Janssen announced approval from Japan’s Ministry of Health, Labour and Welfare (MHLW) for subcutaneous formulation of DARZALEX (known as DARZQURO in Japan) for the treatment of multiple myeloma, and in May 2021 Janssen commenced commercial sale in Japan. In August 2021, Janssen received approval of DARZQURO (Daratumumab SC) for systemic AL amyloidosis in Japan. In China in October 2021, Janssen’s DARZALEX FASPRO was approved by the China National Medical Products Administration (NMPA) for the treatment of primary light chain amyloidosis, in combination with D-VCd in newly diagnosed patients.
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
BMS Collaboration
In September 2017, we and BMS entered into a collaboration and license agreement, which became effective in November 2017, under which BMS has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with BMS products directed at up to eleven targets. Targets may be selected on an exclusive basis; BMS has selected eight targets to-date. BMS has designated multiple immuno-oncology targets including programmed death 1 (PD-1) and has an option to select 3 additional targets by November 2022. In October 2018, BMS dosed the first patient in a Phase 1/2a study of BMS-986179, an anti-CD-73 antibody, alone and in combination with nivolumab, using ENHANZE technology, which was subsequently discontinued. In October 2019, BMS initiated a Phase 1 study of relatlimab, an anti-LAG-3 antibody, in combination with nivolumab using ENHANZE technology. In April 2021, BMS initiated a Phase 1/2 study of BMS-986258, an anti-TIM-3 antibody, alone and in combination with nivolumab in advanced malignant tumors. In June 2021, BMS initiated a Phase 3 study of nivolumab using ENHANZE technology for patients with advanced or metastatic clear cell renal cell carcinoma, leveraging data and insights from Phase 1/2 CA209-8KX study in patients with solid tumors.
Alexion Collaboration
In December 2017, we and Alexion entered into a collaboration and license agreement, under which Alexion has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Alexion’s portfolio of products directed at up to four targets and has access to three targets.
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
In July 2019, argenx dosed the first subject in a phase 1 clinical trial evaluating the safety, pharmacokinetics and pharmacodynamics of efgartigimod (ARGX-113), using ENHANZE technology. In December 2019, argenx reported that based on data from the phase 1 study and internal company analysis, a one minute injection administered every 2 weeks may be possible. In December 2020, argenx initiated a Phase 3 study of ARGX-113 using ENHANZE technology for patients with immune thrombocytopenia (ITP), an immune disorder in which the blood does not clot normally. In January 2021, argenx initiated a Phase 3 study of ARGX-113 using ENHANZE technology in pemphigus vulgaris and foliaceus (PV), a rare autoimmune disease that causes painful blisters on the skin and mucous membranes. In February 2021, argenx initiated a Phase 3 study of ARGX-113 using ENHANZE technology for patients with chronic inflammatory demyelinating polyneuropathy (CIDP) and initiated a Phase 3 study of ARGX-113 using ENHANZE technology in myasthenia gravis (MG), an autoimmune disorder of the musculoskeletal system caused by IgG autoantibodies. In December 2021, argenx announced the FDA approval of efgartigimod (VYVGARTTM) for the treatment of generalized myasthenia gravis for the IV dosing regimen. In March 2022, argenx announced that data from argenx’s phase 3 ADAPT-SC study evaluating SC efgartigimod (1000mg efgartigimod-PH20) for the treatment of generalized myasthenia gravis (gMG) achieved the primary endpoint of total IgG reduction from baseline at day 29, demonstrating statistical non-inferiority to VYVGART (efgartigimod alfa-fcab) IV formulation in gMG patients. Based on these results, argenx has stated it plans to submit a BLA to the FDA by the end of 2022.
In October 2020, we and argenx entered into agreement to expand the collaboration relationship. Under the newly announced expansion, argenx gained the ability to exclusively access our ENHANZE technology for three additional targets upon nomination for a total of up to six targets under the existing and newly expanded collaboration.
Horizon Collaboration
In November 2020, we and Horizon entered into a global collaboration and license agreement that gives Horizon exclusive access to ENHANZE technology for subcutaneous formulation of medicines targeting IGF-1R. Horizon intends to use ENHANZE to develop a SC formulation of TEPEZZA® (teprotumumab-trbw), indicated for the treatment of thyroid eye disease, a serious, progressive and vision-threatening rare autoimmune disease, potentially shortening drug administration time, reducing healthcare practitioner time and offering additional flexibility and convenience for patients. In March 2021, Horizon completed dosing in a Phase 1 study exploring the SC formulation of TEPEZZA. The trial was a small, single-dose Phase 1 pharmacokinetic trial which included evaluation of ENHANZE technology for a SC formulation. In March 2022, Horizon announced the completion of a Phase 1 trial for the TEPEZZA subcutaneous program.

ViiV Healthcare
In June 2021, we entered into a global collaboration and license agreement with ViiV. The license gives ViiV exclusive access to our ENHANZE technology for four specific small and large molecule targets for the treatment and prevention of HIV. These targets are integrase inhibitors, reverse transcriptase inhibitors limited to nucleoside reverse transcriptase inhibitors (NRTI) and nucleoside reverse transcriptase translocation inhibitors (NRTTIs), capsid inhibitors and broadly neutralising monoclonal antibodies (bNAbs), that bind to the gp120 CD4 binding site. In December 2021, ViiV initiated enrollment of a Phase 1 study to evaluate cabotegravir administered subcutaneously with ENHANZE. In March 2022, ViiV initiated enrollment of a Phase 1 study to evaluate the safety and pharmacokinetics of N6LS, a broadly neutralizing antibody, administered subcutaneously with ENHANZE technology.
Chugai Collaboration
In March 2022, we entered into a global collaboration and license agreement with Chugai Pharmaceutical Co., Ltd. The license gives Chugai exclusive access to ENHANZE drug delivery technology for an undisclosed target. Chugai intends to explore the potential use of ENHANZE for a Chugai drug candidate.
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
Impact of COVID-19 to our Business
In March 2020, the World Health Organization declared a disease caused by a strain of novel coronavirus (“COVID-19”) to be a pandemic. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. In an effort to protect the health and safety of our employees and in compliance with state regulations, we instituted working from home, limited the number of people that work on site at any one time, and suspended employee travel. As an organization we have returned to the office and continue to effectively operate with a combination of remote and office work utilizing a hybrid model. Importantly, our suppliers continue to operate without interruption related to COVID-19. We recognize that the duration of the pandemic and its continued impact on the global economy as a whole remains unknown at this time. We are not clear the extent to which long term operational and economic impacts of COVID-19, if any, will have on our business, including the effects on our suppliers, collaborators, customers, employees, and prospects. We will continue to monitor the COVID-19 situation closely.

Results of Operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Royalties – Royalty revenue was $69.6 million for the three months ended March 31, 2022 compared to $36.9 million for the three months ended March 31, 2021. The increase was mainly driven by continued sales uptake of DARZALEX FASPRO by Janssen and Phesgo by Roche in all geographies, partially offset by slightly lower sales of Herceptin SC and MabThera SC by Roche. We expect royalty revenue to continue to grow as a result of our 2020 ENHANZE partner product launches, offsetting the ongoing impact from biosimilars in Europe related to our mature ENHANZE partner products.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021	Change
Sales of bulk rHuPH20	$16,448	$16,770	$(322)
Sales of Hylenex	5,692	4,996	696
Total product sales, net	$22,140	$21,766	$374
Product sales, net increased by $0.4 million in the three months ended March 31, 2022 compared to the same period in 2021, primarily due to higher sales Hylenex. We expect that product sales of bulk rHuPH20 will fluctuate in future periods based on the needs of our collaborators.
We expect that future product sales of Hylenex to be relatively flat as we experience modest market growth offset by a reduction in COVID-19 backlog.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021	Change
Upfront license fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments:
Chugai	25,000	—	25,000
BMS	—	25,000	(25,000)
Janssen	—	5,000	(5,000)
Subtotal	25,000	30,000	(5,000)
Reimbursement for research and development services	534	333	201
Total revenues under collaborative agreements	$25,534	$30,333	$(4,799)
Revenue from license fees decreased $4.8 million for the three months ended March 31, 2022, compared to the same period in 2021. Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments vary from period to period based on our ENHANZE collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our collaborators’ ability to meet various clinical and regulatory milestones set forth in such agreements and our ability to obtain new collaborative agreements.
The acquisition of Antares is expected to be accretive to revenue and Non-GAAP earnings, supported by Antares' proprietary product revenues, royalty revenues and profitability. The addition of Antares is also expected to accelerate top- and bottom-line growth and enhance cash flow generation through 2027 and beyond.
Cost of Product Sales – Cost of product sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of Hylenex recombinant and bulk rHuPH20. Cost of product sales were $15.9 million for the three months ended March 31, 2022 compared to $18.2 million for the three months ended March 31, 2021. The decrease of $2.3 million in cost of product sales was mainly due to the timing of manufacturing overhead costs incurred in the three months ended March 31, 2021.

Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, preclinical and regulatory activities related to our ENHANZE collaborations and our rHuPH20 platform. Research and development expenses were $11.9 million for the three months ended March 31, 2022 compared to $9.0 million for the three months ended March 31, 2021. The increase of $2.9 million is primarily due to an increase in compensation expense, including share-based compensation, for personnel in support of investments in ENHANZE.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses consist primarily of salaries and related costs for personnel in executive, selling and administrative functions as well as professional fees for legal and accounting, business development, commercial operations support for Hylenex and alliance management and marketing support for ENHANZE. SG&A expenses were $13.8 million for the three months ended March 31, 2022 compared to $11.1 million for the three months ended March 31, 2021. The increase of $2.7 million, or 25%, was primarily due to an increase in compensation expense and merger and acquisition and diligence activities.
Interest Expense – Interest expense was $1.8 million for the three months ended March 31, 2022 compared to $2.0 million for the three months ended March 31, 2021. The decrease of $0.2 million was primarily due to a decrease in interest expense related to the repurchase of 2024 Convertible Notes in 2021. We expect that our aggregate interest expense will increase once we put in place the credit facilities to complete the Antares acquisition.
Income Taxes – Income tax expense was $14.3 million for the three months ended March 31, 2022, compared to income tax expense of $0.2 million for the three months ended March 31, 2021. The increase in income tax expense is due to the recording of full quarter income tax expense in the current year whereas in the prior period there was minimal income tax expense due to a full valuation allowance in place.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $786.1 million. We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborations and cash that we may raise through future transactions. We may raise cash through any one of the following financing vehicles: (i) new collaborative agreements; (ii) expansions or revisions to existing collaborative relationships; (iii) private financings; (iv) other equity or debt financings; (v) monetizing assets; and/or (vi) the public offering of securities;
We may, in the future, draw on our existing line of credit, offer and sell additional equity, debt securities and warrants to purchase any of such securities, either individually or in units to raise capital to raise funds for additional working capital, capital expenditures, share repurchases, acquisitions or for other general corporate purposes.
Cash Flows
Operating Activities
Net cash provided by operations was $47.8 million for the three months ended March 31, 2022 compared to $58.3 million cash provided in the three months ended March 31, 2021. The $10.5 million decrease in cash provided by operations was mainly due to an increase in working capital spend, partially offset by an increase in royalties revenue during the three months ended March 31, 2022 compared to the corresponding period in the prior year.
Investing Activities
Net cash used in investing activities was $49.3 million for the three months ended March 31, 2022 compared to $45.3 million cash used in investing activities for the three months ended March 31, 2021. The increase in cash used in investing activities was primarily due to an increase in purchase of marketable securities for the three months ended March 31, 2022.
Financing Activities
Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2022, compared to $338.7 million cash provided by financing activities for the three months ended March 31, 2021, mainly due to $784.9 million cash received from the 2027 Convertible Notes offering in the prior year, partially offset by prior year activities of $369.1 million related to the Induced Conversion of the 2024 Convertible Notes, $76.2 million in repurchase of common stock and a $1.2 million increase in net proceeds during the current year from the issuance of common stock under equity incentive plans.
Share Repurchases
In November 2019, our Board of Directors approved a share repurchase program, pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. We completed the share repurchase program in October 2021 and retired the repurchased shares. In December 2021, we announced our second share repurchase program to repurchase up to $750.0 million of our outstanding common stock over a three-year period. See Note 8. Stockholders’ Equity, within the notes to the consolidated financial statements for additional information regarding our share repurchases.
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

Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 5 consecutive trading day period (such 5 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. The Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately preceding the maturity date. As of March 31, 2022, the 2027 Convertible Notes are not convertible.
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
Holders may convert their 2024 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2024 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, June 1, 2024 until the close of business on the scheduled trading day immediately before the maturity date. As of March 31, 2022, the 2024 Convertible Notes are convertible.
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
In March 2021, we completed a privately negotiated and induced conversion of $369.1 million principal amount of the 2024 Convertibles (“Note Repurchases” or the “Induced Conversion”). In connection with the Induced Conversion, we paid approximately $370.2 million in cash, which includes principal and accrued interest, and issued approximately 9.08 million shares of our common stock representing the intrinsic value based on the contractual conversion rate and incremental shares as an inducement for conversion. As a result of the Induced Conversion, we recorded $21.0 million in induced conversion expense which is included in Other income (expense) of the Condensed Consolidated Statements of Income in 2021. The induced conversion expense represents the fair value of the common stock issued upon conversion in excess of the common stock issuable under the original terms of the 2024 Convertible Notes.

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
Borrowings under the Facility bear interest, at our option, at a rate equal to an applicable margin plus: (a) the applicable Bloomberg Short-Term Bank Yield Index rate (or the “BSBY Rate,” as defined in the Credit Agreement), or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the Bank of America prime rate, (3) the BSBY Rate plus 1.00%, and (4) 1.00%. The margin for the Facility ranges, based on our consolidated total net leverage ratio, from 0.00% to 0.75% in the case of base rate loans and from 1.00% to 1.75% in the case of BSBY Rate loans. In addition to paying interest on any outstanding principal under the Facility, we will pay (i) a commitment fee in respect of the unutilized commitments thereunder and (ii) customary letter of credit fees and agency fees. The commitment fees range from 0.15% to 0.30% per annum based on our consolidated net leverage ratio. As of March 31, 2022, the revolving credit facility was undrawn.
Additional Capital Requirements.
Our expected working and other capital requirements are described in our 2021 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At March 31, 2022, other than cash required for the Antares acquisition, which is expected to close in the first half of 2022 and the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our 2021 Annual Report on Form 10-K.

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
Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The accounting policies and estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There were no material changes to our critical accounting policies or estimates during the three months ended March 31, 2022.
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
Public health crises such as pandemics or similar outbreaks could adversely impact our business and results of operations by, among other things, disrupting the development of our collaboration partners’ product candidates and commercialization of our partners’ approved products, disrupting our ability to enter into new ENHANZE collaborations with potential partners in a timely manner, causing disruptions in the operations of our third party contract manufacturing organizations upon whom we rely for the production and supply of our commercial product Hylenex and the bulk rHuPH20 we supply to our partners, and causing other disruptions to our operations. For example, the outbreak of a coronavirus, which causes COVID-19, evolved into a global pandemic and spread to most regions of the world including the city of San Diego, California where our main office is located.
The COVID-19 pandemic has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which COVID-19 and its variants impacts our operations and/or those of our collaboration partners will depend on future developments, which are highly uncertain and unpredictable, including the duration or recurrence of the outbreak, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions to contain COVID-19 or address its impact in the short and long term, among others.
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

Failure to complete the acquisition of Antares, or once completed, failure to successfully integrate the Antares business, could adversely impact our stock price and future business and operations.
As described above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview”, on April 12, 2022, we entered into a Merger Agreement with Antares and Purchaser (our subsidiary), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Purchaser agreed to commence a cash tender offer to acquire all of the outstanding shares of common stock of Antares at a purchase price of $5.60 per share, for a total transaction value of approximately $960.0 million. We expect the transaction to close in the first half of 2022.
Our acquisition of Antares may not occur. If the acquisition of Antares is not completed for any reason, we may incur acquisition-related expenses without realizing the expected benefits, and the price of our common stock may decline to the extent that the current market price reflects an assumption that the acquisition will be completed.
Our integration of the Antares business into our operations will be a complex and time-consuming process that may not be successful. The primary areas of focus for successfully combining the business of Antares with our operations may include, among others: retaining and integrating management and other key employees; aligning and prioritizing product development initiatives, integrating information, communications and other systems; and managing the growth of the combined company.
Even if we successfully integrate the business of Antares into our operations, we may not realize the anticipated benefits. We are seeking to acquire Antares with the expectation that the acquisition will result in various benefits for the combined company, including providing an opportunity for increased revenues, expansion into additional market segments and the ability to leverage existing U.S. commercial infrastructure to promote the companies' proprietary products. Increased competition and/or deterioration in business conditions may limit our ability to expand this business. As such, we may not be able to realize the benefits anticipated in connection with the acquisition.
Upon closing of the pending acquisition of Antares, we may become exposed to additional risks to our operations as a combined Company including, but not limited to: (i) an increased reliance on third parties to perform many necessary services for our products such as the supply and manufacture of Antares’ products and services related to the distribution, invoicing, packaging, storage and transportation of such products; (ii) reliance on Antares’ partners to manufacture and supply the drug for their product and to distribute and commercialize such products; (iii) reliance on a limited number of customers for the majority of Antares’ revenues; (iv) increased competition from companies competing against Antares’ proprietary products and its partners’ products; (v) increased risks associated with product development of Antares’ products and its partners’ products and (vi) increased regulatory risks associated with ongoing regulatory review of Antares’ products and its partners’ products.
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
We currently have significant debt and expect to incur additional debt. Failure by us to fulfill our obligations under the applicable debt agreements may cause the repayment obligations to accelerate.
The aggregate amount of our consolidated indebtedness, net of debt discount, as of March 31, 2022 was $877.6 million, which includes $90.9 million in aggregate principal amount of the 2024 Convertible Notes and $805.0 million in aggregate principal amount of the 2027 Convertible Notes, net of unamortized debt discount of $1.4 million and of $16.9 million, respectively. We expect to incur additional debt to finance the acquisition of Antares and may incur additional debt in the future. On April 12, 2022, in connection with the Merger Agreement, we entered into a commitment letter with Bank of America Securities, Inc. (“BofA Securities”) and Bank of America, N.A. (together with BofA Securities, the “Commitment Parties”) pursuant to which the Commitment Parties have committed to provide a $375 million senior secured term loan and a $75 million revolving credit facility.

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
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. Even if holders of the Convertible Notes do not elect to convert their notes, we are required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability when the conditional conversion feature is triggered, which results in a material reduction of our net working capital. For example, as of March 31, 2022, the conditional conversion feature was triggered and our 2024 Convertible Notes are classified as a current liability.
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
Future acquisitions, including our planned acquisition of Antares, could disrupt our business and harm our financial condition.
In order to augment our product pipeline or otherwise strengthen our business, we have entered into the Merger Agreement to acquire Antares and we may decide to acquire additional businesses, products and technologies. As we have limited experience in evaluating and completing acquisitions, our ability as an organization to make such acquisitions is unproven. Acquisitions could require significant capital infusions and could involve many risks, including, but not limited to, the following:
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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. The high and low sales prices of our common stock during the twelve months ended March 31, 2022 were $51.57 and $31.36, respectively. In addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risks during the quarter ended March 31, 2022.
As of March 31, 2022, our cash equivalents and marketable securities consisted of investments in money market funds, U.S. Treasury securities, asset-backed securities, corporate debt obligations and commercial paper. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. Based on our current investment portfolio as of March 31, 2022, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.Risk Factors
We have provided updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We do not believe the updates have materially changed the type or magnitude of risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K other than for revisions related to our pending acquisition of Antares.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases of our common stock during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased	Weighted-Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Programs (thousands)
January 1, 2022 through January 31, 2021	—	$—	—	$600,000
February 1, 2022 through February 28, 2022	—	$—	—	$600,000
March 1, 2022 through March 31, 2022	—	$—	—	$600,000
Total	—		—

In November, 2019, we announced that our Board of Directors authorized a capital return program to repurchase up to $550.0 million of outstanding common stock during a three-year period. The $550.0 million share repurchase program was completed in October 2021. In December 2021, the Board of Directors authorized a second capital return program to repurchase up to $750.0 million of outstanding stock over a three-year period. Also in December 2021, as part of the second capital return program, we entered into an ASR agreement to repurchase $150.0 million of common stock. At inception pursuant to the agreement, we paid $150.0 million to Bank of America and took initial delivery of 3.5 million shares.
Item 3.Defaults Upon Senior Securities
Not applicable.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits

2.1	Agreement and Plan Merger among Halozyme Therapeutics, Inc., Atlas Merger Sub, Inc. and Antares Pharma, Inc. dated as of April 12, 2022 (1)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws, as amended (3)
4.1	Indenture, dated November 18, 2019, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, and the Registrant (4)

4.2	Form of Note, dated November 18, 2019, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, and the Registrant (4)

4.3	Indenture, dated March 1, 2021, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, and the Registrant (5)

4.4	Form of Note, dated March 1, 2021, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, and the Registrant (5)

10.1	Agreement for Assignment and Assumption of Lease, Del Mar Corporate Centre I Office Lease and First Amendment to Office Lease

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline Taxonomy Extension Schema Document.

101.CAL	Inline Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline Taxonomy Extension Label Linkbase Document.

101.PRE	Inline Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

# Indicates management contract or compensatory plan or arrangement
(1)Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 13, 2022.
(2)Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 3, 2019.
(3)Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 10, 2021.
(4)Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed November 18, 2019.
(5)Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 1, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	May 10, 2022	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 10, 2022	/s/ Nicole LaBrosse
Nicole LaBrosse Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)