Form 10-Q
period 2022-06-30
HALOZYME THERAPEUTICS, INC.
filed 2022-08-09
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 137,779,370 as of August 2, 2022.

HALOZYME THERAPEUTICS, INC.

Summary of Risk Factors
Our business is subject to a number of risks and uncertainties, including those described in the section labeled “Risk Factors” in “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. These risks include the following:
Risks Related To Our Business
•Business interruptions resulting from the COVID-19 outbreak or similar public health crises could cause a disruption of the development of our and our partnered product candidates and commercialization of our approved and our partnered products, impede our ability to supply bulk rHuPH20 to our ENHANZE® partners or procure and sell our proprietary products and otherwise adversely impact our business and results of operations.
•If our partnered or proprietary product candidates do not receive and maintain regulatory approvals, or if approvals are not obtained in a timely manner, such failure or delay would substantially impair our ability to generate revenues.
•Use of our partnered or proprietary products and product candidates could be associated with side effects or adverse events or product recalls.
•If our contract manufacturers or vendors are unable or elect not to manufacture and supply to us bulk rHuPH20 or other raw materials, reagents, components or devices in the quantity and quality required by us or our partners for use in the production of Hylenex or other proprietary or partnered products and product candidates, our and our partners’ product development or commercialization efforts could be delayed or suspended and our business results of operations and our collaborations could be harmed.
•We rely on third parties to perform many necessary services for our products including services related to the distribution, invoicing, rebates and contract administration, co-pay program administration, sample distribution and administration, storage and transportation of our products. If anything should impede their ability to meet their commitments this could impact our business performance.
•If we or any party to a key collaboration agreement fail to perform material obligations under such agreement, or if a key collaboration agreement, is terminated for any reason, our business could significantly suffer.
•Hylenex and our partners’ ENHANZE products and product candidates rely on the rHuPH20 enzyme, and any adverse development regarding rHuPH20 could substantially impact multiple areas of our business, including current and potential ENHANZE collaborations, as well as any proprietary programs.
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
•Our partnered or proprietary product candidates may not receive regulatory approvals or their development may be delayed for a variety of reasons, including delayed or unsuccessful clinical trials, regulatory requirements or safety concerns. If we or our partners fail to obtain, or have delays in obtaining, regulatory approvals for any product candidates, our business, financial condition and results of operations may be materially adversely affected.
•Our third party partners are responsible for providing certain proprietary materials that are essential components of our partnered products and product candidates, and any failure to supply these materials could delay the development and commercialization efforts for these partnered products and product candidates and/or damage our collaborations. Our partners are also responsible for distributing and commercializing their products, and any failure to successfully commercialize their products could materially adversely affect our revenues.
•If we or our partners fail to comply with regulatory requirements applicable to promotion, sale and manufacturing of approved products, regulatory agencies may take action against us or them, which could significantly harm our business.
•Failure to successfully integrate the Antares business, or failure of the Antares business to perform could adversely impact our stock price and future business and operations.
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
•If proprietary or partnered product candidates are approved for marketing but do not gain market acceptance resulting in commercial performance below that which was expected or projected, our business may suffer.
•Our ability to license our ENHANZE and device technologies to our partners depends on the validity of our patents and other proprietary rights.
•Developing, manufacturing and marketing pharmaceutical products for human use involves significant product liability risks for which we may have insufficient insurance coverage.
•If our partners do not achieve projected development, clinical, or regulatory goals in the timeframes publicly announced or otherwise expected, the commercialization of our partnered products may be delayed and, as a result, our stock price may decline, and we may face lawsuits relating to such declines.
•Future acquisitions could disrupt our business and harm our financial condition.
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
Risks Related to Our Industry
•Our or our partnered products must receive regulatory approval before they can be sold, and compliance with the extensive government regulations is expensive and time consuming and may result in the delay or cancellation of our or our partnered product sales, introductions or modifications.
•Because some of our and our partners’ products and product candidates are considered to be drug/device combination products, the approval and post-approval requirements that we and they are required to comply with can be more complex.
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
•We may incur significant liability if it is determined that we are promoting or have in the past promoted the “off-label” use of drugs or medical devices, or otherwise promoted or marketed approved products in a manner inconsistent with the FDA’s requirements.
•For certain of our products, we and our independent contractors, distributors, prescribers, and dispensers are required to comply with regulatory requirements related to controlled substances, which will require the expenditure of additional time and will incur additional expenses to maintain compliance and may subject us to additional penalties for noncompliance, which could inhibit successful commercialization.
•Patent protection for protein-based therapeutic products and other biotechnology inventions is subject to a great deal of uncertainty, and if patent laws or the interpretation of patent laws change, our competitors may be able to develop and commercialize products based on our discoveries.

•If third party reimbursement and customer contracts are not available, our proprietary and our partnered products may not be accepted in the market resulting in commercial performance below that which was expected or projected.
•The rising cost of healthcare and related pharmaceutical product pricing has led to cost containment pressures from third-party payers as well as changes in federal coverage and reimbursement policies and practices that could cause us and our partners to sell our products at lower prices, and impact access to our and our partners’ products, resulting in less revenue to us.
•We face intense competition and rapid technological change that could result in the development of products by others that are competitive with or superior to our proprietary and partnered products, including those under development.

General Risks
•Our inability to attract, hire and retain key management and scientific personnel could negatively affect our business.
•Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event.
•Cyberattacks, security breaches or system breakdowns may disrupt our operations and harm our operating results and reputation.

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$90,932	$118,719
Marketable securities, available-for-sale	118,428	622,203
Accounts receivable, net and contract assets	189,368	90,975
Inventories, net	97,615	53,908
Prepaid expenses and other current assets	45,595	40,482
Total current assets	541,938	926,287
Property and equipment, net	37,091	8,794
Prepaid expenses and other assets	26,283	13,414
Goodwill	199,481	—
Intangible assets, net	976,097	—
Deferred tax assets, net	—	155,434
Restricted cash	500	500
Total assets	$1,781,390	$1,104,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,232	$1,541
Accrued expenses	84,101	24,441
Deferred revenue, current portion	4,131	1,746
Current portion of long-term debt, net	99,048	89,419
Total current liabilities	199,512	117,147
Deferred revenue, net of current portion	2,739	2,530
Long-term debt, net	1,147,129	787,255
Other long-term liabilities	5,551	544
Deferred tax liabilities, net	3,288	—
Contingent liability	130,000	—
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 137,681 and 137,498 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	138	138
Additional paid-in capital	271,169	256,347
Accumulated other comprehensive loss	(2,017)	(620)
Retained earnings (accumulated deficit)	23,881	(58,912)
Total stockholders’ equity	293,171	196,953
Total liabilities and stockholders’ equity	$1,781,390	$1,104,429
See accompanying notes to condensed consolidated financial statements.
6

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Royalties	$85,340	$45,778	$154,945	$82,701
Product sales, net	46,300	30,360	68,440	52,126
Revenues under collaborative agreements	20,725	60,317	46,259	90,650
Total revenues	152,365	136,455	269,644	225,477
Operating expenses:
Cost of sales	33,943	23,018	49,865	41,237
Amortization of intangibles	11,403	—	11,403	—
Research and development	15,483	8,069	27,336	17,078
Selling, general and administrative	57,476	12,321	71,310	23,380
Total operating expenses	118,305	43,408	159,914	81,695
Operating income	34,060	93,047	109,730	143,782
Other income (expense):
Investment and other (expense) income, net	(945)	221	(447)	497
Inducement expense related to convertible notes	—	—	—	(20,960)
Interest expense	(3,104)	(1,752)	(4,863)	(3,717)
Net income before income taxes	30,011	91,516	104,420	119,602
Income tax expense	7,326	58	21,627	249
Net income	$22,685	$91,458	$82,793	$119,353

Net income per share:
Basic	$0.16	$0.64	$0.60	$0.85
Diluted	$0.16	$0.62	$0.58	$0.81

Shares used in computing net income per share:
Basic	137,937	142,487	137,798	140,201
Diluted	142,216	147,624	141,795	148,096
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$22,685	$91,458	$82,793	$119,353
Other comprehensive income:
Unrealized gain (loss) on marketable securities	732	(1)	(1,439)	(84)
Foreign currency translation adjustment	2	(20)	2	15
Unrealized gain on foreign currency	40	6	40	23
Total comprehensive income	$23,459	$91,443	$81,396	$119,307
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,

	2022	2021
Operating activities:
Net income	$82,793	$119,353
Adjustments to reconcile net income to net cash provided by in operating activities:
Share-based compensation	10,377	10,295
Depreciation and amortization	1,921	1,473
Amortization of intangible assets	11,403	—
Amortization of debt discount	2,082	1,706
Accretion of discounts on marketable securities, net	800	945
Realized loss on marketable securities	1,727	—
Loss on disposal of equipment	80	—
Recognition of deferred revenue	(1,122)	(499)
Lease payments deferred	(394)	(385)
Induced conversion expense related to convertible notes	—	20,960
Deferred income taxes	(372)	—
Changes in operating assets and liabilities:
Accounts receivable, net and other contract assets	(32,252)	(55,466)
Inventories	(9,025)	2,427
Prepaid expenses and other assets	(9,319)	(5,831)
Accounts payable and accrued expenses	29,323	207
Net cash provided by operating activities	88,022	95,185
Investing activities:
Purchases of marketable securities	(225,689)	(241,926)
Proceeds from sales and maturities of marketable securities	725,995	152,863
Acquisitions of business, net of cash acquired	(999,120)	—
Purchases of property and equipment	(1,458)	(803)
Proceeds from the sale of assets	16,021	—
Net cash used in investing activities	(484,251)	(89,866)
Financing activities:
Proceeds from term loan	250,000	—
Proceeds from revolving credit facilities	120,000	—
Proceeds from issuance of 2027 Convertible Notes	—	784,875
Repayment of 2024 Convertible Notes	—	(369,064)
Payment of debt issuance cost	(6,003)	(424)
Repurchase of common stock	—	(125,021)
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	4,445	3,578
Net cash provided by financing activities	368,442	293,944
Net (decrease) increase in cash, cash equivalents and restricted cash	(27,787)	299,263
Cash, cash equivalents and restricted cash at beginning of period	119,219	148,203
Cash, cash equivalents and restricted cash at end of period	$91,432	$447,466

Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for purchases of property and equipment	$336	$242
Right-of-use assets obtained in exchange for lease obligation	$217	$318
Common stock issued for induced conversion related to convertible notes	$—	$7,865
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (in thousands)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF MARCH 31, 2022	137,888	$138	$261,713	$(2,791)	$1,196	$260,256
Share-based compensation expense	—	—	5,635	—	—	5,635
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net and shares issued under the ESPP plan	226	—	3,821	—	—	3,821
Repurchase of common stock	(433)	—	—			—
Other comprehensive income	—	—	—	774	—	774
Net income	—	—	—	—	22,685	22,685
BALANCE AS OF JUNE 30, 2022	137,681	$138	$271,169	$(2,017)	$23,881	$293,171

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2021	137,498	$138	$256,347	$(620)	$(58,912)	$196,953
Share-based compensation expense	—	—	10,377	—		10,377
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net and shares issued under the ESPP plan	616	—	4,445	—		4,445
Repurchase of common stock	(433)	—	—			—
Other comprehensive loss	—	—	—	(1,397)		(1,397)
Net income	—	—	—	—	82,793	82,793
BALANCE AS OF JUNE 30, 2022	137,681	$138	$271,169	$(2,017)	$23,881	$293,171

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF MARCH 31, 2021	143,380	$143	$501,186	$(9)	$(433,725)	$67,595
Share-based compensation expense	—	—	5,372	—	—	5,372
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	318	1	4,179	—	—	4,180
Repurchase of common stock	(1,517)	(2)	(48,840)			(48,842)
Other comprehensive loss	—	—	—	(15)	—	(15)
Net income	—	—	—	—	91,458	91,458
BALANCE AS OF JUNE 30, 2021	142,181	$142	$461,897	$(24)	$(342,267)	$119,748

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2020	135,030	$135	$625,483	$22	$(474,593)	$151,047
Adjustment to beginning accumulated deficit	—	—	(65,535)	—	12,973	(52,562)
Share-based compensation expense	—	—	10,295	—	—	10,295
Issuance of common stock for the induced conversion related to convertible notes	9,083	9	13,095			13,104
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	881	1	3,577	—	—	3,578
Repurchase of common stock	(2,813)	(3)	(125,018)			(125,021)
Other comprehensive loss	—	—	—	(46)	—	(46)
Net income	—	—	—	—	119,353	119,353
BALANCE AS OF JUNE 30, 2021	142,181	$142	$461,897	$(24)	$(342,267)	$119,748
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Business
Halozyme Therapeutics, Inc. is a biopharma technology platform company that provides innovative and disruptive solutions with the goal of improving patient experience and outcomes. Our proprietary enzyme, rHuPH20, is used to facilitate the delivery of injected drugs and fluids. We license our technology to biopharmaceutical companies to collaboratively develop products that combine our ENHANZE® drug delivery technology with the partners’ proprietary compounds.
Our first commercially approved product, Hylenex® recombinant, (“Hylenex”), and our partners’ approved products and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 is the active ingredient in Hylenex and it works by breaking down hyaluronan (or “HA”), a naturally occurring carbohydrate that is a major component of the extracellular matrix of the subcutaneous (SC) space. This temporarily increases dispersion and absorption allowing for improved SC delivery of injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as our ENHANZE® drug delivery technology (“ENHANZE”). We license the ENHANZE technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the SC route of administration. In the development of proprietary intravenous (IV) drugs combined with our ENHANZE technology, data have been generated supporting the potential for ENHANZE to reduce patient treatment burden, as a result of shorter duration of SC administration. ENHANZE may enable fixed-dose SC dosing compared to weight-based dosing required for IV administration, and potentially allow for lower rates of infusion related reactions. ENHANZE may enable more flexible treatment options such as home administration by a healthcare professional or potentially the patient. Lastly, certain proprietary drugs co-formulated with ENHANZE have been granted additional exclusivity, extending the patent life of the product beyond the patent expiry of the proprietary IV drug.
We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Baxalta US Inc. and Baxalta GmbH (members of the Takeda group of companies) (“Baxalta”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol-Myers Squibb Company (“BMS”), Alexion Pharma International Operations Unlimited Company (an indirect wholly owned subsidiary of AstraZeneca PLC (“Alexion”), argenx BVBA (“argenx”), Horizon Therapeutics plc. (“Horizon”), ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”) and Chugai Pharmaceutical Co., Ltd (“Chugai”). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales attainment milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently receive royalties from three of these collaborations, including royalties from sales of one product from the Baxalta collaboration, three products from the Roche collaboration and one product from the Janssen collaboration. Future potential revenues from ENHANZE collaborations and from the sales and/or royalties of our approved products will depend on the ability of Halozyme and our partners to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
Through our recent acquisition of Antares Pharma, Inc. (“Antares”), we also develop, manufacture and commercialize, for ourselves or with our partners, drug-device combination products using our advanced auto-injector technologies that are designed to provide commercial or functional advantages such as convenience, improved tolerability, and enhanced patient comfort and adherence. Also, as a result of our acquisition of Antares, our commercial portfolio of proprietary products includes XYOSTED®, TLANDO™ and NOCDURNA® and partnered commercial products and ongoing product development programs with industry leading pharmaceutical companies including Teva Pharmaceutical Industries, Ltd. (“Teva”), Covis Group S.a.r.l. (“Covis”), Pfizer and Idorsia Pharmaceuticals Ltd. (“Idorsia”).
Except where specifically noted or the context otherwise requires, references to “Halozyme,” “the Company,” “we,” “our,” and “us” in these notes to the condensed consolidated financial statements refer to Halozyme Therapeutics, Inc. and its wholly owned subsidiaries, Halozyme, Inc. and Antares Pharma, Inc., Halozyme, Inc.’s wholly owned subsidiary, Halozyme Switzerland Holdings GmbH and Antares Pharma, Inc.’s wholly owned subsidiaries Antares Pharma IPL AG and Antares Pharma AG.

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
The accompanying interim unaudited condensed consolidated financial statements include the accounts of Halozyme Therapeutics, Inc. and our wholly owned subsidiaries, Halozyme, Inc. and Antares Pharma, Inc., Halozyme, Inc.’s wholly owned subsidiary Halozyme Switzerland Holdings GmbH and Antares Pharma, Inc.’s wholly-owned Swiss subsidiaries, Antares Pharma IPL AG and Antares Pharma AG. All intercompany accounts and transactions have been eliminated.
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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within ninety days or less from the date of purchase. As of June 30, 2022, our cash and cash equivalents consisted of money market funds, bank certificate of deposits and demands deposits at commercial banks.
Marketable securities are investments with original maturities of more than ninety days from the date of purchase that are specifically identified to fund current operations. Marketable securities are considered available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date which reflects management’s intention to use the proceeds from the sale of these investments to fund our operations, as necessary. Such available-for-sale investments are carried at fair value with unrealized gains and losses recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity. The cost of marketable securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in investment and other income, net in the interim unaudited condensed consolidated statements of income. We use the specific identification method for calculating realized gains and losses on marketable securities sold. None of the realized gains and losses and declines in value that were judged to be as a result of credit loss on marketable securities, if any, are included in investment and other income, net in the interim unaudited condensed consolidated statements of operations.
Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. As of June 30, 2022 and December 31, 2021, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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

Our financial instruments include cash equivalents, available-for-sale marketable securities, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, long-term debt and contingent liability. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.
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
Leases
The Company has entered into operating leases primarily for real estate and automobiles. These leases have contractual terms which range from 3 years to 12 years. We determine if an arrangement contains a lease at inception. Right of use (“ROU”) assets and liabilities resulting from operating leases are included in property and equipment, accrued expenses and other long-term liabilities on our condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the discount rate to calculate the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our leases often include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that we will exercise that option. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
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
Business Combinations
Under the acquisition method of accounting, we allocate the fair value of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. These valuations require us to make estimates and assumptions, especially with respect to intangible assets. We record the excess consideration over the aggregate fair value of tangible and intangible assets, net of liabilities assumed, as goodwill. Costs that we incur to complete the business combination, such as legal and other professional fees, are expensed as they are incurred.
If the initial accounting for a business combination is incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in our financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. We record these adjustments to the provisional amounts with a corresponding offset to goodwill. Any adjustments identified after the measurement period are recorded in the consolidated statements of income.

Goodwill, Intangible Assets and Other Long-Lived Asset
Assets acquired, including intangible assets and in-process research and development (IPR&D), and liabilities assumed are measured at fair value as of the acquisition date. Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of the net assets acquired. Intangible assets acquired in a business combination that are used for IPR&D activities are considered indefinite lived until the completion or abandonment of the associated research and development efforts. Upon reaching the end of the relevant research and development project (i.e., upon commercialization), the IPR&D asset is amortized over its estimated useful life. If the relevant research and development project is abandoned, the IPR&D asset is expensed in the period of abandonment.
Goodwill and IPR&D are not amortized; however, they are reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. Goodwill and IPR&D are considered to be impaired if the carrying value of the reporting unit or IPR&D asset exceeds its respective fair value.
We perform our goodwill impairment analysis at the reporting unit level, which aligns with our reporting structure and availability of discrete financial information. During the goodwill impairment review, we assess qualitative factors to determine whether it is more likely than not that the fair values of our reporting units are less than the carrying amounts, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and our overall financial performance. If, after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair values of our reporting units are less than the carrying amounts, then no additional assessment is deemed necessary. Otherwise, we proceed to compare the estimated fair values of the reporting units with the carrying values, including goodwill. If the carrying amounts of the reporting units exceed the fair values, we record an impairment loss based on the difference. We may elect to bypass the qualitative assessment in a period and proceed to perform the quantitative goodwill impairment test.
Our identifiable intangible assets with a finite life are typically comprised of acquired device technologies and product rights. The cost of identifiable intangible assets with finite lives is generally amortized on a straight-line basis over the assets’ respective estimated useful lives.
We perform regular reviews to determine if any event has occurred that may indicate that intangible assets with finite useful lives and other long-lived assets are potentially impaired. If indicators of impairment exist, an impairment test is performed to assess the recoverability of the affected assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows. If the affected assets are not recoverable, we estimate the fair value of the assets and record an impairment loss if the carrying value of the assets exceeds the fair value. Factors that may indicate potential impairment include a significant decline in our stock price and market capitalization compared to the net book value, significant changes in the ability of a particular asset to generate positive cash flows for our strategic business objectives, and the pattern of utilization of a particular asset.
Revenue Recognition
We generate revenues from payments received (i) as royalties from licensing our ENHANZE technology and other royalty arrangements, (ii) under collaborative agreements and (iii) from sales of our proprietary and partnered products. We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers we perform the following five steps: (i) identify the promised goods or services in the contract; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligations.

ENHANZE and Device Royalties
Under the terms of our ENHANZE collaboration and license agreements, our partners will pay us royalties at an on average mid-single digit percent rate of their sales if products under the collaboration are commercialized. All amounts owed to us are noncancelable after the underlying triggering event occurs, and nonrefundable once paid. Unless terminated earlier in accordance with its terms, collaborations generally continue in effect until the last to expire royalty payment term, as determined on a product by product and on a country by country basis, with each royalty term starting on the first commercial sale of that product and ending the later of: (i) a specified period or term set forth in the agreement or (ii) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration. When there are no valid claims during the applicable royalty term in a given country, the royalty rate is reduced for those sales. Partners may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis generally upon 90 days prior written notice to us. Upon any such termination, the license granted to partners (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement (as opposed to a termination), the on-going licenses granted will become perpetual, non-exclusive and fully paid. Sales-based milestones and royalties are recognized in the period the underlying sales or milestones occur. We do not receive final royalty reports from our ENHANZE partners until after we complete our financial statements for a prior quarter. Therefore, we recognize revenue based on estimates of the royalty earned, which are based on internal estimates and available preliminary reports provided by our partners. We will record adjustments in the following quarter, if necessary, when final royalty reports are received. To date, we have not recorded any material adjustments.
In addition to the royalties received from licensing our ENHANZE technology, we also earn royalties in connection with licenses granted under license and development arrangements with our device partners as a result of our acquisition of Antares. These royalties are based upon a percentage of commercial sales of partnered products with rates ranging from mid-single digits to low double digits and are tiered based on levels of net sales. These sales-based royalties, for which the license was deemed the predominant element to which the royalties relate, are estimated and recognized in the period in which the partners’ commercial sales occur. The royalties are generally reported and payable to us within 45 to 60 days of the end of the period in which the commercial sales are made. We base our estimates of royalties earned on actual sales information from our partners when available or estimated, prescription sales from external sources and estimated net selling price. We will record adjustments in the following quarter, if necessary, when final royalty reports are received. To date, we have not recorded any material adjustments.
Revenue under ENHANZE and Device Collaborative Agreements
ENHANZE Collaboration and License Agreements
Under the terms of our ENHANZE collaboration agreements, we grant the partner a worldwide license to develop and commercialize products using our ENHANZE technology to combine our patented rHuPH20 enzyme with their proprietary biologics directed at up to a specified number of targets. Targets are usually licensed on an exclusive, global basis. Targets selected subsequent to inception of the arrangement generally require payment of an additional license fee. The partner is responsible for all development, manufacturing, clinical, regulatory, sales and marketing costs for any products developed under the agreement. We are responsible for supply of bulk rHuPH20 based on the partner’s purchase orders and may also be separately engaged to perform research and development services. While these collaboration agreements are similar in that they originate from the same framework, each one is the result of an arms-length negotiation and thus may vary from one to the other.
We, in general, collect an upfront license payment from partners and are also entitled to receive event-based payments subject to partners’ achievement of specified development, regulatory and sales-based milestones. In several agreements, partners pay us annual fees to maintain their exclusive license rights if they are unable to advance product development to specified stages. We earn separate fees for bulk rHuPH20 supplies and research and development services.
Although these agreements are in form identified as collaborative agreements, we concluded for accounting purposes they represent contracts with customers and are not subject to accounting literature on collaborative arrangements. This is because we grant to partners licenses to our intellectual property and provide supply of bulk rHuPH20 and research and development services which are all outputs of our ongoing activities, in exchange for consideration. Under these collaborative agreements, we do not develop assets jointly with partners, and do not share in significant risks of their development or commercialization activities. Accordingly, we concluded our collaborative agreements are appropriately accounted for pursuant to ASC Topic 606, Revenue from Contracts with Customers.
Under all of our collaborative agreements, we have identified licenses to use functional intellectual property as the only performance obligation. The intellectual property underlying the license is our proprietary ENHANZE technology which represents application of rHuPH20 to facilitate delivery of drugs or fluids. Each of the licenses grants the partners rights to use our intellectual property as it exists and is identified on the effective date of the license, because there is no ongoing development of the ENHANZE technology required. Therefore, we recognize revenue from licenses at the point when the license becomes effective and the partner has received access to our intellectual property, usually at the inception of the agreement.
When partners can select additional targets to add to the licenses granted, we consider these rights to be options. We evaluate whether such options contain material rights, i.e. have exercise prices that are discounted compared to what we would charge for a similar license to a new partner. The exercise price of these options includes a combination of the target selection fees, event-based milestone payments and royalties. When these amounts in aggregate are not offered at a discount that exceeds discounts available to other customers, we conclude the option does not contain a material right, and we consider grants of additional licensing rights upon option exercises to be separate contracts (target selection contracts).
We provide customary indemnification and protection of licensed intellectual property for our customers. These provisions are part of assurance that the licenses meet the agreements’ representations and are not obligations to provide goods or services.
We also fulfill purchase orders for supply of bulk rHuPH20 and perform research and development services pursuant to projects authorization forms for our partners, which represent separate contracts. Additionally, we price our supply of bulk rHuPH20 and research and development services at our regular selling prices, called standalone selling price or (“SSP”). Therefore, our partners do not have material rights to order these items at prices not reflective of SSP. Refer to the discussion below regarding recognition of revenue for these separate contracts.
Transaction price for a contract represents the amount to which we are entitled in exchange for providing goods and services to the customer. Transaction price does not include amounts subject to uncertainties unless it is probable that there will be no significant reversal of revenue when the uncertainty is resolved. Apart from the upfront license payment (or target selection fees in the target selection contracts), all other fees we may earn under our collaborative agreements are subject to significant uncertainties of product development. Achievement of many of the event-based development and regulatory milestones may not be probable until such milestones are actually achieved. This generally relates to milestones such as obtaining marketing authorization approvals. With respect to other development milestones, e.g. dosing of a first patient in a clinical trial, achievement could be considered probable prior to its actual occurrence, based on the progress towards commencement of the trial. In order to evaluate progress towards commencement of a trial, we assess the status of activities leading up to our partner’s initiation of a trial such as feedback received from the applicable regulatory authorities, completion of IND or equivalent filings, readiness and availability of drug, readiness of study sites and our partner’s commitment of resources to the program. We do not include any amounts subject to uncertainties into the transaction price until it is probable that the amount will not result in a significant reversal of revenue in the future. At the end of each reporting period, we re-evaluate the probability of achievement of such milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price.
When target exchange rights are held by partners, and the amounts attributed to these rights are not refundable, they are included in the transaction price. However, they are recorded as deferred revenues because we have a potential performance obligation to provide a new target upon an exchange right being exercised. These amounts are recognized in revenue when the right of exchange expires or is exercised.
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
We also estimate SSP of bulk rHuPH20 and research and development services, to determine that our partners do not have material rights to order them at discounted prices. For supplies of bulk rHuPH20, because we effectively act as a contract manufacturer to our partners, we estimate and charge SSP based on the typical contract manufacturer margins consistently with all of our partners. We determine SSP of research and development services based on a fully-burdened labor rate. Our rates are comparable to those we observe in other collaborative agreements. We also have a history of charging similar rates to all of our partners.
Upfront amounts allocated to licenses to individual targets are recognized as revenue when the license is transferred to the partner, as discussed above, if the license is not subject to exchange rights, or when the exchange right expires or is exercised.

Development milestones and other fees are recognized in revenue when they are included in the transaction price, because by that time we have already transferred the related license to the partner.
In contracts to provide research and development services, such services represent the only performance obligation. The fees are charged based on hours worked by our employees and the fixed contractual rate per hour, plus third-party pass-through costs, on a monthly basis. We recognize revenues as the related services are performed based on the amounts billed, as the partner consumes the benefit of research and development work simultaneously as we perform these services, and the amounts billed reflect the value of these services to the customer.
Device License, Development and Supply Arrangements
We have several license, development and supply arrangements with pharmaceutical partners as a result of our acquisition of Antares, under which we grant a license to our device technology and know-how and provide research and development services that often involve multiple performance obligations and highly customized deliverables. For such arrangements, we identify each of the promised goods and services within the contract and the distinct performance obligations at inception and allocate consideration to each performance obligation based on relative standalone selling price, which is generally determined based on the expected cost plus mark-up.
If the contract includes an enforceable right to payment for performance completed to date and performance obligations are satisfied over time, we recognize revenue over the development period using either the input or output method depending on which is most appropriate given the nature of the distinct deliverable. For other contracts that do not contain an enforceable right to payment for performance completed to date, revenue is recognized when control of the product is transferred to the customer. Factors that may indicate that the transfer of control has occurred include the transfer of legal title, transfer of physical possession, the customer has obtained the significant risks and rewards of ownership of the assets and we have a present right to payment.
Our typical payment terms for development contracts may include an upfront payment equal to a percentage of the total contract value with the remaining portion to be billed upon completion and transfer of the individual deliverables or satisfaction of the individual performance obligations. We record a contract liability for cash received in advance of performance, which is presented within deferred revenue and deferred revenue, long-term in the Condensed Consolidated Balance Sheets and recognized as revenue in the Consolidated Statements of income when the associated performance obligations have been satisfied.
License fees and milestones received in exchange for the grant of a license to our functional intellectual property such as patented technology and know-how in connection with a partnered development arrangement are generally recognized at inception of the arrangement, or over the development period depending on the facts and circumstances, as the license is generally not distinct from the non-licensed goods or services to be provided under the contract. Milestone payments that are contingent upon the occurrence of future events are evaluated and recorded at the most likely amount, and to the extent that it is probable that a significant reversal will not occur when the associated uncertainty is resolved.
Refer to Note 5 Revenue, for further discussion on our collaborative arrangements.
Product Sales, Net
Proprietary Product Sales
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
Upon recognition of revenue from product sales of Hylenex recombinant, the estimated amounts of credit for product returns, chargebacks, distribution fees, prompt payment discounts, and GPO fees are included in accrued liabilities and net of accounts receivable. We monitor actual product returns, chargebacks, discounts and fees subsequent to the sale. If these amounts differ from our estimates, we make adjustments to these allowances, which are applied to increase or reduce product sales revenue and earnings in the period of adjustment.
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
Other Proprietary Product Sales
As a result of our acquisition of Antares, our commercial portfolio of proprietary products includes XYOSTED, TLANDO and NOCDURNA, which we sell primarily to wholesale and specialty distributors. Revenue is recognized when control has transferred to the customer, which is typically upon delivery, at the net selling price, which reflects the variable consideration for which reserves and sales allowances are established for estimated returns, wholesale distribution fees, prompt payment discounts, government rebates and chargebacks, plan rebate arrangements and patient discount and support programs.
The determination of certain reserves and sales allowances requires us to make a number of judgements and estimates to reflect our best estimate of the transaction price and the amount of consideration to which we believe we would be ultimately entitled to receive. The expected value is determined based on unit sales data, contractual terms with customers and third-party payers, historical and estimated future percentage of rebates incurred on sales, historical and future insurance plan billings, any new or anticipated changes in programs or regulations that would impact the amount of the actual rebates, customer purchasing patterns, product expiration dates and levels of inventory in the distribution channel. The estimated amounts of credit for product returns, chargebacks, distribution fees, prompt payment discounts, rebates and customer co-pay support programs are included in accrued liabilities and net of accounts receivable.
Partnered Product Sales
Bulk rHuPH20
We sell bulk rHuPH20 to partners for use in research and development and, subsequent to receiving marketing approval, we sell it for use in collaboration commercial products. Sales are made pursuant to purchase orders subject to the terms of the collaborative agreement or a supply agreement, and delivery of units of bulk rHuPH20 represent performance obligations under each purchase order. We provide a standard warranty that the product conforms to specifications. We use contract manufacturers to produce bulk rHuPH20 and have concluded we are the principal in the sales to partners. The transaction price for each purchase order of bulk rHuPH20 is fixed based on the cost of production plus a contractual markup, and is not subject to adjustments. Allocation of the transaction price to individual quantities of the product is usually not required because each order contains only one type of product.
We recognize revenue from the sale of bulk rHuPH20 as product sales and related cost of sales upon transfer of title to our partners. At that time, the partners take control of the product, bear the risk of loss of ownership, and have an enforceable obligation to pay us.

Devices
As a result of our acquisition of Antares, we are party to several license, development, supply and distribution arrangements with pharmaceutical partners, under which we produce and are the exclusive supplier of certain products, devices and/or components. Revenue is recognized when or as control of the goods transfers to the customer as discussed below.
We are the exclusive supplier of the Makena® subcutaneous auto-injector product to Covis and the exclusive supplier of OTREXUP® to Otter Pharmaceuticals, LLC (“Otter”). Because these products are custom manufactured for each customer with no alternative use and we have a contractual right to payment for performance completed to date, control is continuously transferred to the customer as the product is produced pursuant to firm purchase orders. Revenue is recognized over time using the output method based on the contractual selling price and number of units produced. The amount of revenue recognized in excess of the amount shipped/billed to the customer, if any, is recorded as contract assets in the Condensed Consolidated Balance Sheets due to the short-term nature in which the amount is ultimately expected to be billed and collected from the customer.
All other device partnered product sales are recognized at the point in time in which control is transferred to the customer, which is typically upon shipment. Sales terms and pricing are governed by the respective supply and distribution agreements, and there is generally no right of return. Revenue is recognized at the transaction price, which includes the contractual per unit selling price and estimated variable consideration, such as volume-based pricing arrangements or profit sharing arrangements, if any. We recognize revenue, including the estimated variable consideration we expect to receive for contract margin on future commercial sales, upon shipment of the goods to our partner. The estimated variable consideration is recognized at an amount we believe is not subject to significant reversal based on historical experience and is adjusted at each reporting period if the most likely amount of expected consideration changes or becomes fixed.
Revenue Presentation
In our statements of income, we report as revenues under collaborative agreements the upfront payments, event-based development and regulatory milestones and sales milestones. We also include in this category revenues from separate research and development contracts pursuant to project authorization forms. We report royalties received from partners as a separate line in our statements of income.
Revenues from sales of our proprietary and partnered products are included in product sales, net.
In the footnotes to our condensed consolidated financial statements, we provide disaggregated revenue information by type of arrangement (product sales, net, collaborative agreements and research and device licensing and development revenues), and additionally, by type of payment stream received under collaborative agreements (upfront license and target nomination fees, event-based development and regulatory milestones and other fees, sales milestones and royalties).
Cost of Sales
Cost of sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of proprietary and partnered products. Cost of sales also consists of the write-down of excess, dated and obsolete inventories and the write-off of inventories that do not meet certain product specifications, if any.
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
Income Taxes
We provide for income taxes using the liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at each reporting period. We measure deferred tax assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse. Significant judgment is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and any associated valuation allowances recorded against our net deferred tax assets, which are based on complex and evolving tax regulations. Deferred tax assets (“DTA”) and other tax benefits are recorded when they are more likely than not to be realized. On a quarterly basis, we assess the need for valuation allowance on our DTAs, weighing all positive and negative evidence, to assess if it is more-likely-than-not that some or all of our DTAs will be realized. We recorded a provision for income taxes of $7.3 million and $21.6 million using an effective tax rate of 8.1% and 20.7% the three and six months ended June 30, 2022 respectively. The difference between our effective tax rate and the U.S. federal statutory rate of 21% is primarily due to tax benefits on Foreign Derived Intangible Income Deduction (FDII), and tax detriments on 162(m), other share-based compensation and non-deductible transaction costs related to Antares acquisition.
Segment Information
As a result of the acquisition of Antares, we assessed the organization of our business and concluded that we continue to operate our business in one segment, which includes all activities related to the research, development and commercialization of our proprietary enzymes and devices. This segment also includes revenues and expenses related to (i) research and development and manufacturing activities conducted under our collaborative agreements with third parties (ii) product sales of proprietary and partnered products. The chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment.

Adoption and Pending Adoption of Recent Accounting Pronouncements
The following table provides a brief description of recently issued accounting standards, those adopted in the current period and those not yet adopted:

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from contracts with customers
The new guidance requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with topic 606 as if it had originated the contracts
		January 1, 2023 (Early adoption is permitted, including adoption in an interim period)	We early adopted ASU 2021-08 on April 1, 2022. The adoption did not have a material impact on our condensed consolidated financial position or results of operations.

3. Business Combination
On May 24, 2022, we acquired all outstanding equity interests of Antares Pharma, Inc. ("Antares") according to the terms and conditions of the Agreement and Plan of Merger, dated as of April 12, 2022 (the “Merger Agreement”). Antares is a specialty pharmaceutical company focused primarily on the development and commercialization of pharmaceutical products and technologies that address patient needs in targeted therapeutic areas. We acquired Antares as a part of our strategy to expand as a drug delivery company and include specialty products.
The total purchase consideration of Antares was $1,045.7 million. Each share of Antares common stock issued and outstanding was converted into the right to receive $5.60 in cash without interest, less any applicable withholding taxes (“Merger Consideration”). Additionally, in connection with the transaction, each Antares equity award granted and outstanding as of May 24, 2022 under the Antares’ equity compensation plans was converted into the right to receive Merger Consideration. Other components of purchase consideration include cash paid at closing to settle Antares existing debt of $19.7 million and seller transaction costs paid by us on behalf of Antares of $22.9 million.
The acquisition of Antares was funded by cash on hand and borrowings under the new credit agreement with Bank of America, N.A. (“BofA”) and other lenders that provides for (i) a $350 million revolving credit facility (the “Revolving Credit Facility”) and (ii) a $250 million term loan facility (the “Term Facility”, collectively with the Revolving Credit Facility, the “2022 Facility”) as described in Note 8. We recognized transaction costs of $18.6 million and $20.1 million in the three and six months ended June 30, 2022, respectively. These costs are reported in the selling, general and administrative expenses line of our consolidated statements of income. Transaction costs include, but are not limited to, investment banker, advisory, legal, and other professional fees.

Purchase Consideration
The total purchase consideration was comprised of the following (in thousands):

Cash consideration for Antares shares outstanding as of May 24, 2022	$956,886
Consideration for Antares equity compensation awards (a)	45,828
Consideration for seller transaction costs paid by Halozyme	22,906
Consideration related to Antares closing indebtedness settled by Halozyme	19,683
Cash consideration related to cash bonus awards paid by Halozyme	365
Total purchase consideration	$1,045,668
(a) Consideration for Antares equity compensation awards consists of $32.2 million paid for vested equity awards as well as $13.6 million paid for the pre-combination portion of unvested equity awards that were accelerated as part of the Merger Agreement. The fair value of the unvested equity awards attributable to the post-combination period of $8.7 million is included in Statement of Income in Q2 2022.

Fair Value of Assets Acquired and Liabilities Assumed
The acquisition of Antares has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, with Halozyme treated as the accounting acquirer, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair value on the acquisition date. Acquisition accounting is dependent upon certain valuations and other studies that have yet to commence or progress to a stage where there is sufficient information for a definitive measurement. The process for estimating the fair values of identifiable intangible assets and certain tangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates.
The table below presents the preliminary estimated fair values of assets acquired and liabilities assumed on the acquisition date based on preliminary valuations and management estimates that are subject to change when formal valuations and other studies are finalized. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. These preliminary estimates may be revised during the measurement period as third-party valuations are finalized, additional information becomes available, and as additional analyses are performed, and these differences could change the value of the intangible assets acquired, the contingent liability assumed, and the tax impacts related to the acquisition and could have a material impact on our results of operations and financial position.

Amount (in thousands)
Total purchase consideration, net of $46,548 cash acquired	$999,120
Assets:
Short-term investments	498
Accounts receivable, net	82,160
Inventories, net	34,379
Prepaid expenses and other assets	5,241
Property and equipment, net	28,661
Intangibles, net	987,500
Liabilities:
Accounts Payable	7,197
Accrued expenses	33,705
Deferred revenue, current portion	2,509
Deferred revenue, net of current portion	1,207
Deferred tax liabilities, net	159,094
Other long-term liabilities	135,088
Net assets acquired, excluding goodwill	$799,639
Goodwill	199,481
Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. Goodwill will be allocated entirely to the single reportable segment. Goodwill recognized as a result of the acquisition is not deductible for tax purposes.

Identifiable Intangible Assets

The estimated fair values of identifiable intangible assets were prepared using the excess earnings method which calculates the present value of the incremental after-tax cash flows attributable solely to each intangible asset. The estimated useful lives are based on forecasted periods of benefit for each intangible asset which consider commercialization dates, the estimated revenue cycle based on the products’ competitiveness in the market, and the loss of exclusivity timing with subsequent trending down of revenue. For the ATRS-1902 IPR&D, the useful life is considered indefinite as the asset has not been placed into service. As such, the ATRS-1902 IPR&D will be tested annually for impairment and will not be amortized. Useful lives and preliminary values are presented in the table below.

	Amount (in thousands)	Useful life (years)
Auto Injector technology platform	$372,900	7
XYOSTED proprietary product	277,400	10
TLANDO product rights	277,600	10
ATRS-1902 (IPR&D)	59,600	Indefinite
Estimated fair value of intangible assets acquired	987,500

A contingent liability with a preliminary value of $130.0 million was assumed related to TLANDO. We assumed an obligation to pay development milestone payments as well as commercial milestone payments and minimum tiered royalty payments based on TLANDO net sales which are contingent upon future events. The acquisition date fair value was measured using the income approach, specifically the probability weighted expected return method for the development milestone payments and the option pricing methodology using the Monte Carlo simulation for commercial milestone payments and royalty payments.

Unaudited Pro Forma Results
Our consolidated financial statements include Antares' results of operations from the date of acquisition on May 24, 2022 through June 30, 2022. Total revenues and net loss before taxes attributable to Antares during this period and included in our consolidated financial statements for both the three and six months ended June 30, 2022 total $18.7 million and $39.8 million, respectively.

The following unaudited pro forma financial information summarizes combined results of operations of Halozyme and Antares as if the companies had been combined as of the beginning of our fiscal year 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total Revenues	$163,376	$168,839	$322,212	$312,538
Net income (loss)	$60,461	$70,259	$96,752	$18,615
The unaudited pro forma financial information for all periods presented includes the business combination accounting effects resulting from this acquisition. The unaudited pro forma results include adjustments to reflect the amortization of the inventory step-up and the incremental intangible asset amortization to be incurred based on preliminary valuations of assets as well as certain material non-recurring transaction adjustments related to the acquisition. Adjustments to interest expense, financing costs and investment income were made to reflect the capital structure of the combined entity. Adjustments to income tax expense also were made to reflect the anticipated effective tax rate of the combined entity. The unaudited pro forma financial information as presented is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2021, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

4. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$—	$—	$—	$—
Corporate debt securities	—	—	—	—
U.S. Treasury securities	120,460	—	(2,032)	118,428
Non-US Government securities	—	—	—	—
Commercial paper	—	—	—	—
	$120,460	$—	$(2,032)	$118,428

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$32,745	$—	$(53)	$32,692
Corporate debt securities	58,885	—	(86)	58,799
U.S. Treasury securities	231,230	—	(469)	230,761
Non- U.S Government securities	17,232	—	(12)	17,220
Commercial paper	282,731	—	—	282,731
	$622,823	$—	$(620)	$622,203
As of June 30, 2022, 6 available-for-sale marketable securities with a fair market value of $118.4 million were in a gross unrealized loss position of $2.0 million. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of June 30, 2022, because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
The estimated fair value of our contractual maturities of available-for-sale debt securities are as follows (in thousands):

	June 30, 2022	December 31, 2021
Due within one year	$118,428	$500,965
After one but within five years	—	121,238
	$118,428	$622,203

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2022			December 31, 2021
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$70,843	$—	$70,843	$118,707	$—	$118,707
Commercial paper	—	—	—	—	—	—

Available-for-sale marketable securities:
Asset-backed securities	—	—	—	—	32,692	32,692
Corporate debt securities	—	—	—	—	58,799	58,799
U.S. Treasury securities	118,428	—	118,428	230,761	—	230,761
Non-US Government securities	—	—	—	—	17,220	17,220
Commercial paper	—	—	—	—	282,731	282,731
	$189,271	$—	$189,271	$349,468	$391,442	$740,910
We had no available for sale securities that were classified within Level 3 as of June 30, 2022 and December 31, 2021.
A contingent liability with a preliminary value of $130.0 million was assumed related to TLANDO. The acquisition date fair value was measured using the income approach, specifically the probability weighted expected return method for the development milestone payments and the option pricing methodology using the Monte Carlo simulation for commercial milestone payments and royalty payments. We will remeasure the fair value of the contingent liability on a quarterly basis. Estimates and assumptions used in the Monte Carlo simulation include forecasted revenues, cost of debt, risk free rate, weighted average cost of capital, revenue market price risk and revenue volatility. Estimates and assumptions used in the income approach include the probability of achieving certain milestones and a discount rate. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. Changes in the fair value subsequent to the acquisition date will be recognized in our consolidated statements of income.

5. Revenue
Our disaggregated revenues were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Royalties	$85,340	$45,778	$154,945	$82,701

Product sales, net
Sales of bulk rHuPH20	$25,057	$24,087	$41,505	$40,857
Sales of proprietary products	14,687	6,273	20,379	11,269
Sales of device partnered products	6,556	—	6,556	—
Total product sales, net	$46,300	$30,360	$68,440	$52,126

Revenues under collaborative agreements:
Upfront license and target nomination fees	$5,000	$40,000	$30,000	$40,000
Event-based development and regulatory milestones and other fees	15,000	—	15,000	30,000
Sales-based milestones	—	20,000	—	20,000
Device Licensing and development revenue	725	317	1,259	650
Total revenues under collaborative agreements	$20,725	$60,317	$46,259	$90,650

Total revenue	$152,365	$136,455	$269,644	$225,477
During the three months ended June 30, 2022 we recognized revenue related to licenses granted to partners in prior periods in the amount of $100.3 million. This amount represents royalties earned in the current period in addition to $15.0 million of variable consideration in the contracts where uncertainties have been resolved and the development milestones were expected to be achieved or were achieved. We also recognized revenue of $0.5 million during the three months ended June 30, 2022 that had been included in deferred revenues at December 31, 2021.
During the six months ended June 30, 2022 we recognized revenue related to licenses granted to partners in prior periods in the amount of $169.9 million. This amount represents royalties earned in the current period in addition to $15.0 million of variable consideration.in the contracts where uncertainties have been resolved and the development milestones were expected to be achieved or were achieved. We also recognized revenue of $1.0 million during the six months ended June 30, 2022 that had been included in deferred revenues at December 31, 2021. We did not recognize any adjustments to reduce sales reserves and allowances liability related to Hylenex recombinant sales in prior periods
Accounts receivable, net, and deferred revenues (contract liabilities) from contracts with customers, including partners, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable, net	$169,526	$90,975
Contract assets	19,842	—
Deferred revenues	6,870	4,276
As of June 30, 2022, the amounts included in the transaction price of our contracts with customers and allocated to goods and services not yet provided were $68.1 million, of which $61.2 million relates to unfulfilled purchase commitments and $6.9 million has been collected and is reported as deferred revenues. The unfulfilled purchase commitments are estimated to be delivered by the end of 2023. Of the total deferred revenues of $6.9 million, $4.1 million is expected to be used by our customers within the next 12 months.
We recognized contract assets of $19.8 million at June 30, 2022, which related to development milestones deemed probable of receipt for intellectual property licenses granted to partners in prior periods and for goods or services when control has transferred to the customer, and corresponding revenue is recognized on an over time basis but is not yet billable to the customer in accordance with the terms of the contract.

6. Certain Balance Sheet Items
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable from product sales to partners	$56,570	$18,504
Accounts receivable from revenues under collaborative agreements	11,478	5,422
Accounts receivable from royalty payments	87,634	63,555
Accounts receivable from other product sales	6,259	4,634
Other receivable	9,985	—
Contract assets	19,842	—
Subtotal	191,768	92,115
Allowance for distribution fees and discounts	(2,400)	(1,140)
Total accounts receivable, net	$189,368	$90,975
Inventories consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$10,194	$10,672
Work-in-process	44,165	17,451
Finished goods	43,256	25,785
Total inventories	$97,615	$53,908
Prepaid expenses and other assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid manufacturing expenses	$50,848	$47,991
Other prepaid expenses	14,180	3,809
Other assets	6,850	2,096
Total prepaid expenses and other assets	71,878	53,896
Less long-term portion	(26,283)	(13,414)
Total prepaid expenses and other assets, current	$45,595	$40,482
Prepaid manufacturing expenses include raw materials, slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory as materials are used or the contract manufacturing organization services are complete.
Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Research equipment	$7,046	$7,174
Manufacturing equipment	22,758	5,719
Computer and office equipment	6,497	5,370
Leasehold improvements	8,816	1,628
Subtotal	45,117	19,891
Accumulated depreciation and amortization	(13,749)	(13,100)
Subtotal	31,368	6,791
Right of use of assets	5,723	2,003
Property and equipment, net	$37,091	$8,794
Depreciation and amortization expense was approximately $1.1 million and $0.8 million, inclusive of ROU asset amortization of $0.6 million and $0.4 million for the three months ended June 30, 2022 and 2021 respectively.

Depreciation and amortization expense was approximately $1.9 million and $1.5 million, inclusive of ROU asset amortization of $1.0 million and $0.8 million for the six months ended June 30, 2022 and 2021 respectively.
Accrued expenses consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation and payroll taxes	$15,858	$9,858
Accrued outsourced manufacturing expenses	6,242	6,514
Income taxes payable	23,036	1,439
Product returns and sales allowance	21,222	706
Other accrued expenses	15,506	3,648
Lease liability	7,788	2,820
Total accrued expenses	89,652	24,985
Less long-term portion	(5,551)	(544)
Total accrued expenses, current	$84,101	$24,441
Expense associated with the accretion of the lease liabilities was approximately $0.1 million and $0.1 million for the three months ended June 30, 2022 and 2021 respectively and $0.2 million and $0.2 million for the six months ended June 30, 2022 and 2021 respectively. Total lease expense for the three months ended June 30, 2022 and 2021 was $0.6 million and $0.5 million respectively and $1.1 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively. .
Cash paid for amounts related to leases for the three months ended June 30, 2022 and 2021 was $0.9 million and $0.7 million, and $1.6 million and $1.4 million for the six months ended June 30, 2022 and 2021 respectively.

7. Goodwill and Intangible Assets
Goodwill
On May 24, 2022, we acquired all outstanding equity interests of Antares Pharma, Inc. A Goodwill balance of $199.5 million is recognized for the the excess of the consideration transferred over the net assets acquired and represents the expected revenue and cost synergies of the combined company and assembled workforce.
A summary of the activity impacting goodwill is presented below (in thousands):

Balance at December 31, 2021	$—
Goodwill acquired	199,481
Balance at June 30, 2022	$199,481
Intangible Assets
Our acquired intangible assets are amortized using the straight-line method over their estimated useful lives of seven to ten years. The following table shows the cost, accumulated amortization and weighted average life in years for our acquired intangible assets at June 30, 2022 (in thousands).

	Weighted average remaining life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Auto Injector technology platform	7	$372,900	$5,585	$367,315
XYOSTED proprietary product	10	277,400	2,908	274,492
TLANDO product rights	10	277,600	2,910	274,690
Total definite-lived intangibles, net		$927,900	$11,403	$916,497
ATRS-1902 (IPR&D)				59,600
Total Intangibles, net				$976,097

The estimated future annual amortization of finite-lived intangible assets is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

Year:	Amortization (in thousands)
Remainder of 2022	$54,387
2023	108,771
2024	108,771
2025	108,771
2026	108,771
Thereafter	427,026
Total	$916,497

8. Long-Term Debt, Net
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
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. The Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately preceding the maturity date. As of June 30, 2022, the 2027 Convertible Notes are not convertible.
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
As of June 30, 2022, we were in compliance with all covenants and there was no material adverse change in our business, operations or financial condition.
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
Holders may convert their 2024 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the

“measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2024 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, June 1, 2024 until the close of business on the scheduled trading day immediately before the maturity date. As of June 30, 2022, the 2024 Convertible Notes are convertible and are classified as a current liability.
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
As of June 30, 2022, we were in compliance with all covenants and there was no material adverse change in our business, operations or financial condition.
Net Carrying Amounts of the Convertible Notes
The carrying amount and fair value of our Convertible Notes were as follows as of the dates indicated (in thousands).

	June 30, 2022	December 31, 2021
Principal amount:
2024 Convertible Notes	$90,936	$90,936
2027 Convertible Notes	805,000	805,000
Total Principal Amount	$895,936	$895,936

Unamortized debt discount:
2024 Convertible Notes	$(1,263)	$(1,517)
2027 Convertible Notes	(16,055)	(17,745)
Total unamortized debt discount	$(17,318)	$(19,262)

Carrying amount:
2024 Convertible Notes	$89,673	$89,419
2027 Convertible Notes	788,945	787,255
Total carrying amount	$878,618	$876,674

Fair value based on trading levels (Level 2):
2024 Convertible Notes	$172,743	$159,678
2027 Convertible Notes	711,660	718,889
Total fair value of outstanding notes	$884,403	$878,567

Remaining amortization per period of debt discount (in years):
2024 Convertible Notes	2.4	2.9
2027 Convertible Notes	4.7	5.2

The following table summarizes the components of interest expense and the effective interest rates for each of our Convertible Notes for the periods shown (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Coupon Interest:
2024 Convertible Notes	$284	$284	$568	$1,337
2027 Convertible Notes	503	503	1,006	671
Total Coupon Interest	$787	$787	$1,574	$2,008

Amortization of debt discount:
2024 Convertible Notes	$127	$125	$254	$586
2027 Convertible Notes	846	840	1,690	1,120
Total amortization of debt discount	$973	$965	$1,944	$1,706

Interest expense:
2024 Convertible Notes	$411	$409	$822	$1,923
2027 Convertible Notes	1,349	1,343	2,696	1,791
Total interest expense	$1,760	$1,752	$3,518	$3,714

Effective interest rates:
2024 Convertible Notes	1.8%	1.8%	1.8%	1.8%
2027 Convertible Notes	0.7%	0.7%	0.7%	0.7%
Revolving Credit Facility (December 2021)
In May 2022, we terminated that certain credit agreement entered into on December 23, 2021 with Bank of America and the other lenders party thereto (the “2021 Credit Agreement”) evidencing a revolving credit facility (the “2021 Facility”) that provided for secured revolving loans and letters of credit in an aggregate amount of up to $75.0 million. No proceeds from the 2021 Facility were drawn down as of the date the 2021 Credit Agreement was terminated.
Revolving Credit and Term Loan Facilities (May 2022)
In May 2022, in connection with the closing of Antares acquisition, we entered into a credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders and L/C Issuers party thereto (the “2022 Credit Agreement), evidencing a credit facility (the “2022 Facility”) that provides for (i) a $350 million revolving credit facility (the “Revolving Credit Facility”) and (ii) a $250 million term loan facility (the “Term Facility”). The proceeds from a $120 million draw on the Revolving Credit Facility and the $250 million Term Facility were used to fund a portion of the Antares acquisition, pay off Antares’ existing debt and pay fees and expenses in connection with the acquisition. The 2022 Credit Agreement contains an expansion feature, which allows us, subject to certain conditions, to increase the aggregate principal amount of the 2022 Facility, provided we remain in compliance with underlying financial covenants on a pro forma basis including the consolidated interest coverage ratio and the consolidated net leverage ratio covenants set forth in the 2022 Credit Agreement. The 2022 Facility will mature on November 30, 2026 unless either the Revolving Credit Facility or the Term Facility is extended prior to such date in accordance with the 2022 Credit Agreement.
The Term Facility requires quarterly scheduled repayments of the term loans in each of the first, second, third and fourth years following the Closing in annual amounts equal to 2.50%, 5.00%, 7.50% and 10.00% of the initial principal amount of the term loans, respectively. The term loans are also subject to mandatory prepayments from the proceeds of certain asset sales, subject to our right to reinvest the proceeds thereof.
Borrowings under the 2022 Facility bear interest, at our option, at a rate equal to an applicable margin plus: (a) the applicable Term Secured Overnight Financing Rate (SOFR) (which includes a SOFR adjustment of 0.10%), or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the Bank of America prime rate, (3) the Term SOFR rate for an interest period of one month plus 1.10%, and (4) 1.00%. The margin for the 2022 Facility ranges, based on our consolidated total net leverage ratio, from 0.25% to 1.25% in the case of base rate loans and from 1.25% to 2.25%

in the case of Term SOFR rate loans. In addition to paying interest on the outstanding principal under the Facility, we will pay (i) a commitment fee in respect of the unutilized commitments thereunder and (ii) customary letter of credit fees and agency fees. The commitment fees range from 0.15% to 0.35% per annum based on our consolidated net leverage ratio. As of June 30, 2022, we had $120.0 million and $250 million in principal amount of outstanding borrowings under the 2022 Revolving Credit Facility and the 2022 Term Facility, respectively. We incurred a total of $6.0 million in third party costs related to the 2022 credit agreement and recorded $3.5 million as the revolving credit facility debt issuance cost and $2.5 million as the term loan debt issuance cost. As of June 30, 2022, the unamortized debt issuance cost related to the revolving credit facility and the term loan is $3.4 million and $2.4 million, respectively.

9. Share-based Compensation
Total share-based compensation expense related to share-based awards excluding the acceleration of Antares unvested equity awards was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$2,456	$1,764	$4,473	$3,412
Selling, general and administrative	3,179	3,608	5,904	6,883
Share-based compensation expense	$5,635	$5,372	$10,377	$10,295
Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$2,503	$2,637	$5,123	$5,119
RSAs, RSUs, PSUs and ESPP	3,132	2,735	5,254	5,176
	$5,635	$5,372	$10,377	$10,295
We granted stock options to purchase approximately 0.2 million and 36.3 thousand shares of common stock during the three months ended June 30, 2022 and 2021, respectively and 1.5 million and 0.7 million shares of common stock during the six months ended June 30, 2022 and 2021, respectively. The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes model”). Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments. The assumptions used in the Black-Scholes model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected volatility	41.05-41.29%	44.91-44.91%	41.05-41.29%	44.91%-46.45%
Average expected term (in years)	4.8	4.7	4.7	4.7
Risk-free interest rate	2.56-3.01%	0.81-0.81%	1.37-3.01%	0.36%-0.81%
Expected dividend yield	—	—	—	—
In February 2021, our Board of Directors approved our 2021 ESPP and our stockholders approved the plan in May 2021. The ESPP enables eligible employees to purchase shares of our common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Share purchases are funded through payroll deduction of at least 1% and up to 15% of an employee’s compensation for each payroll period, and no employee may purchase shares under the ESPP that exceeds $25,000 worth of our common stock for a calendar year. As of June 30, 2022, 2,665,369 shares were available for future purchase. The offering period is generally for a six-months period and the first offering period commenced on June 16, 2021. Offering periods shall commence on or about the sixteenth day of June and December of each year and end on or about the fifteenth day of the next December and June respectively, occurring thereafter. During the three months ended June 30, 2022, 16,858 shares were issued pursuant to the ESPP.

Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	June 30, 2022
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$28,109	2.81
RSUs	$33,922	2.82
PSUs	$5,073	2.41
ESPP	$172	0.46

10. Stockholders’ Equity
During the six months ended June 30, 2022 and 2021, we issued an aggregate of 350,216 and 591,891 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $17.94 and $13.64 per share, respectively, for net proceeds of approximately $6.3 million and $8.1 million, respectively. For the six months ended June 30, 2022 and 2021, we issued 248,343 and 290,149 shares of common stock, respectively, upon vesting of certain RSUs and PSUs for which 68,425 and 91,383 RSUs were withheld from the RSU holders, respectively, to pay for minimum withholding taxes totaling approximately $4.3 million and $8.0 million, respectively. Stock options and unvested restricted units totaling approximately 6.8 million shares and 5.9 million shares of our common stock were outstanding as of June 30, 2022 and December 31, 2021, respectively.
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
In December 2021, the Board of Directors authorized a second capital return program to repurchase up to $750.0 million of outstanding stock over a three-year period. Also in December 2021, as part of the second capital return program, we entered into an ASR agreement to repurchase $150.0 million of common stock. At inception pursuant to the agreement, we paid $150.0 million to Bank of America and took initial delivery of 3.5 million shares. In June 2022, we finalized the transaction and received an additional 0.4 million shares. We retired the repurchased shares and they resumed the status of authorized and unissued shares.

11. Net Income per share
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
A reconciliation of the numerators and the denominators of the basic and diluted net income per common share computations is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$22,685	$91,458	$82,793	$119,353
Denominator:
Weighted average common shares outstanding for basic net income per share	137,937	142,487	137,798	140,201
Dilutive potential common stock outstanding:
Stock Options	2,274	2,932	2,182	3,076
RSAs, RSUs, PSUs and ESPP	296	447	331	609
Convertible Notes	1,709	1,758	1,484	4,210
Weighted average common shares outstanding for diluted net income per share	142,216	147,624	141,795	148,096
Net income per share:
Basic	$0.16	$0.64	$0.60	$0.85
Diluted	$0.16	$0.62	$0.58	$0.81
Shares which have been excluded from the calculation of diluted net income per common share because their effect was anti-dilutive, include the following (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Anti-dilutive securities (1)	15.0	13.5	15.3	13.5
(1). The anti-dilutive securities include outstanding stock options, unvested RSAs, unvested RSUs, unvested PSUs, common shares expected to be issued under our ESPP and Convertible Notes.

12. Commitments and Contingencies
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this report, unless the context suggests otherwise, references to “Halozyme,” “the Company,” “we,” “our,” “ours,” and “us” refer to Halozyme Therapeutics, Inc., its wholly owned subsidiaries, Halozyme, Inc. Antares Pharma Inc., Halozyme Inc.’s wholly-owned subsidiary Halozyme Switzerland Holdings GmbH. and Antares Pharma Inc.s’ wholly-owned subsidiaries, Antares Pharma IPL AG and Antares Pharma AG. References to “Notes” refer to the Notes to Condensed Consolidated Financial Statements included herein (refer to Item 1 of Part I).
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
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than statements of historical fact are, or may be deemed to be, forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity,” “project” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development or regulatory approval of new partner products, enhancements of existing products or technologies, timing and success of the launch of new products by our partners, third party performance under key collaboration agreements, the ability to successfully integrate Antares Pharma, Inc, into our business, the ability of our bulk drug manufacturers to provide adequate supply for our partners, revenue, expense, cash burn levels and our ability to make timely repayments of debt, anticipated amounts and timing of share repurchases, anticipated profitability and expected trends, the potential impact of the COVID-19 global pandemic on our business and trends and other statements regarding matters that are not historical are forward-looking statements. Such statements reflect management’s current forecast of certain aspects of our future, are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements due to a number of factors including, but not limited to, those set forth below under the section entitled “Risks Factors” and elsewhere in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report.
Overview
Halozyme Therapeutics, Inc. is a biopharma technology platform company that provides innovative and disruptive solutions with the goal of improving patient experience and outcomes. Our proprietary enzyme, rHuPH20, is used to facilitate the delivery of injected drugs and fluids. We license our technology to biopharmaceutical companies to collaboratively develop products that combine our ENHANZE® drug delivery technology (ENHANZE) with the partners’ proprietary compounds.
Our first commercially approved product, Hylenex® recombinant, (“Hylenex”), and our partners’ approved products and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 is the active ingredient in Hylenex®, and it works by breaking down hyaluronan (or HA), a naturally occurring carbohydrate that is a major component of the extracellular matrix of the subcutaneous (SC) space. This temporarily increases dispersion and absorption allowing for improved SC delivery of injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as ENHANZE. We license the ENHANZE technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the subcutaneous route of administration. In the development of proprietary intravenous (IV) drugs combined with our ENHANZE technology, data have been generated supporting the potential for ENHANZE to reduce patient treatment burden, as a result of shorter duration of SC administration. ENHANZE may enable fixed-dose SC dosing compared to weight-based dosing required for IV administration, and potentially allow for lower rates of infusion-related reactions. ENHANZE may enable more flexible treatment options such as home administration by a healthcare professional or potentially the patient. Lastly, certain proprietary drugs co-formulated with ENHANZE have been granted additional exclusivity, extending the patent life of the product beyond the patent expiry of of the proprietary IV drug.

We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Baxalta US Inc. and Baxalta GmbH (members of the Takeda group of companies) (Baxalta), Pfizer Inc. (Pfizer), Janssen Biotech, Inc. (Janssen), AbbVie, Inc. (AbbVie), Eli Lilly and Company (Lilly), Bristol Myers Squibb Company (BMS), Alexion Pharma International Operations Unlimited Company (an indirect wholly owned subsidiary of AstraZeneca PLC) (Alexion), argenx BVBA (argenx), Horizon Therapeutics plc. (Horizon), ViiV Healthcare (the global specialist HIV company majority owned by GlaxoSmithKline) (ViiV) and Chugai Pharmaceutical Co., Ltd (Chugai). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales attainment milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently receive royalties from three of these collaborations, including royalties from sales of one product from the Baxalta collaboration, three products from the Roche collaboration and one product from the Janssen collaboration. Future potential revenues from from ENHANZE collaborations and from the sales and/or royalties of our approved products will depend on the ability of Halozyme and our partners to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
Through our recent acquisition of Antares Pharma, Inc. (“Antares”), we also develop, manufacture and commercialize, for ourselves or with our partners, drug-device combination products using our advanced auto-injector technologies that are designed to seek to provide commercial or functional advantages such as convenience, improved tolerability, and enhanced patient comfort and adherence. Also as a result of our acquisition of Antares, our commercial portfolio of proprietary products includes XYOSTED®, TLANDO™ and NOCDURNA® and partnered commercial products and ongoing product development programs with industry leading pharmaceutical companies including Teva Pharmaceutical Industries, Ltd. (“Teva”), Covis Group S.a.r.l. (“Covis”), Pfizer and Idorsia Pharmaceuticals Ltd. (“Indorsia”).
Our second quarter of 2022 and recent key events are as follows:
Partners
•In August 2022, Roche announced that the Phase III IMscin001 study evaluating a subcutaneous (SC) formulation of Tecentriq® (atezolizumab) with ENHANZE met its co-primary endpoints. The study showed non-inferior levels of Tecentriq in the blood (pharmacokinetics), when injected subcutaneously, compared with intravenous (IV) infusion, in cancer immunotherapy-naïve patients with advanced or metastatic non-small cell lung cancer for whom prior platinum therapy has failed. The safety profile of the SC formulation was consistent with that of IV Tecentriq.
•In July 2022, Baxalta US Inc., a Takeda company, announced positive topline results from pivotal Phase 3 trial evaluating HYQVIA® (Immunoglobulin infusion 10% (Human) with rHuPH20), for maintenance treatment of chronic inflammatory demyelinating polyradiculoneuropathy (CIDP)
•In June 2022, we recognized $15 million in milestone revenues related to variable consideration in the contracts where uncertainties have been resolved and the development milestones were expected to be achieved.
•In June 2022, BMS nominated an undisclosed target resulting in a $5 million payment.
•In June 2022, ViiV initiated enrollment of a Phase 1 single dose escalation study in subjects with HIV to evaluate pharmacokinetics, safety and tolerability of long-acting cabotegravir administered subcutaneously with ENHANZE.
•In June 2022, argenx initiated a phase 2 study evaluating efgartigimod with ENHANZE in subjects with bullous pemphigoid.
•In May 2022, Chugai initiated a Phase 1 study to evaluate the pharmacokinetics, pharmacodynamics, and safety of targeted antibody administered subcutaneously with ENHANZE.
•In April 2022, Roche initiated a phase 3 study evaluating OCREVUS (ocrelizumab) with ENHANZE in subjects with multiple sclerosis.
Corporate
•In June 2022, we announced the commercial launch of TLANDO™ (testosterone undecanoate), an oral treatment indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone (primary or hypogonadotropic hypogonadism). TLANDO™ was approved by the U.S. Food and Drug Administration (FDA) on March 28, 2022.
•In June 2022, we completed the $150 million ASR that was initiated in December of 2021, resulting in the total repurchase of 3.9 million shares at a price of $38.51 per share.
•In May 2022, we completed the acquisition of Antares resulting in an expansion of our commercial portfolio of proprietary and partnered products and the potential for future growth through new agreements

•In May 2022, in connection with the closing of Antares acquisition, we entered into a credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders and L/C Issuers party thereto (the “2022 Credit Agreement), evidencing a credit facility (the “2022 Facility”) that provides for (i) a $350 million revolving credit facility (the “Revolving Credit Facility”) and (ii) a $250 million term loan facility (the “Term Facility”). The proceeds from a $120 million draw on the Revolving Credit Facility and the $250 million Term Facility were used to fund a portion of the Antares acquisition, refinance Antares’ existing debt and pay fees and expenses in connection with the acquisition.

Product and Product Candidates
The following table summarizes our marketed proprietary products and product candidates under development and our marketed partnered products and product candidates under development with our partners:

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	INDICATION	PHASE 1 / PHASE 2 / PHASE 3 / FILED / APPROVED
PROPRIETARY APPROVED PRODUCT			
HYLENEX® recombinant (hyaluronidase human injection)	Various	Adjuvant for subcutaneous fluid delivery for dispersion & absorption of other injected drugs	Approved in the U.S.
XYOSTED® (testosterone enanthate) injection	Urology	Testosterone Replacement Therapy (TRT)	Approved in the U.S.
NOCDURNA® (desmopressin acetate)	Urology/ Endocrinology	Nocturnal Polyuria	Approved in the U.S.
TLANDO® (testosterone undecanoate)	Urology	Testosterone Replacement Therapy (TRT)	Approved in the U.S.
ENHANZE™ PARTNER APPROVED PRODUCTS			
Roche			
Herceptin® SC (trastuzumab) (Outside the U.S.) Herceptin Hylecta™ (trastuzumab and hyaluronidase-oysk) (U.S.)	Oncology	Breast Cancer	Approved in the U.S., EU and other countries outside the U.S. (OUS)
Phesgo® (pertuzumab/trastuzumab/hyaluronidase-zzfx) (U.S.) and (pertuzumab/trastuzumab) (EU)	Oncology	Breast Cancer	Approved in the U.S., EU and OUS
MabThera® SC (rituximab) (Outside the U.S) RITUXAN HYCELA™ (rituximab/hyaluronidase human) (U.S.)	Oncology	Multiple blood cancers	Approved for NHL in EU and OUS; Approved for CLL in EU and OUS Approved for DLBCL, CLL and FL in the U.S.
Baxalta			
HYQVIA® [Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase]	Immunology	Primary Immunodeficiency, Secondary Immunodeficiencies in EU	Approved for adults in U.S., EU and OUS; Pediatric indication approved in EU and OUS
Janssen			
DARZALEX FASPRO® (daratumumab hyaluronidase human-fihj) (U.S./China) DARZQURO® (daratumumab) (Japan) DARZALEX SC® (daratumumab) (OUS)	Oncology	Multiple Myeloma AL Amyloidosis	Approved for MM in the U.S, EU, Japan and OUS Approved for AL Amyloidosis in U.S, EU, Japan and China
DEVICE PARTNER APPROVED PRODUCTS			
Teva			
Epinephrine Injection USP (generic equivalent to EpiPen® and EpiPen® Jr.)	Allergy and Immunology	Anaphylaxis	Approved in the U.S.
Sumatriptan Injection USP (generic version of Imitrex® STATdose Pen®)	Neurology	Migraines	Approved in the U.S.
Teriparatide Injection (generic version of Forsteo®)	Endocrinology	Osteoporosis	Approved in EU and OUS
Covis			
Makena® Subcutaneous Auto Injector	OBGYN	Reduced Risk of Pre-term Birth	Approved in the U.S.
Otter			
OTREXUP® (methotrexate) injection	Rheumatology	Rheumatoid Arthritis; pJIA, Psoriasis	Approved in the U.S.

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	INDICATION	PHASE 1	PHASE 2	PHASE 3	FILED	APPROVED
PROPRIETARY PRODUCT CANDIDATES							
ATRS-1902 (Drug/Device Product)	Endocrinology	Adrenal Crisis	●				
ENHANZE™ PARTNER PRODUCT CANDIDATES							
Roche (Total of 12 potential targets)							
TECENTRIQ® (atezolizumab)	Oncology	Non-Small Cell Lung Cancer			●		
OCREVUS® (ocrelizumab)	Neuro Medicine	Multiple Sclerosis			●		
Undisclosed			●				
Baxalta							
TAK-881 (immune globulin subcutaneous 20% (human))	Plasma-Derived Therapies (PDT)	Undisclosed	●				
Pfizer (Total of 3 targets)							
Janssen (Total of 5 potential targets)							
DARZALEX® (daratumumab)	Oncology	AL Amyloidosis			●		
		Smoldering Myeloma			●		
		Multiple Myeloma			●		
		Multiple Myeloma		●			
		Multiple Myeloma	●				
Amivantamab	Oncology	Advanced Solid Malignancies	●				
Rilpivirine	Infectious Diseases	HIV	●				
AbbVie (Total of 9 potential targets)							
Lilly (Total of 5 potential targets)							
BMS (Total of 11 potential targets)							
Nivolumab	Oncology	Advanced Renal Cell Carcinoma			●		
		Adjuvant Melanoma			●		
relatlimab/nivolumab	Oncology	Solid Tumors	●				
Alexion (Total of 4 potential targets)							
argenx (Total of 6 potential targets)							
ARGX-113 (efgartigimod)	Autoimmunity	Myasthenia Gravis (MG)			●		
		Immune Thrombocytopenia (ITP)			●		
		Pemphigus Vulgaris and Foliaceus (PV)			●		
		Chronic Inflammatory Demyelinating Polyneuropathy (CIDP)			●		
		Bullous Pemphigoid (BP)		●			
ARGX-117	Autoimmunity	Multifocal Motor Neuropathy (MMN)	●				
Horizon (1 target)							
TEPEZZA® ((teprotumumab-trbw)	Autoimmunity	Thyroid Eye Disease	●				
ViiV (Total of 4 potential targets)							
Cabotegravir	Infectious Diseases	HIV Treatment and PrEP	●				
N6LS	Infectious Diseases	HIV Treatment	●				
NIH (N6LS)	Infectious Diseases	HIV (treatment)	●				
CAPRISA (CAP256V2LS)	Infectious Diseases	HIV (PrEP)	●				
Chugai							
Undisclosed	Undisclosed	Undisclosed	●				
DEVICE PARTNER PRODUCT CANDIDATES							
Teva							
Teriparatide (Disposable Pen Injector)	Endocrinology	Osteoporosis				●	
Pfizer							
QuickShot® Auto Injector	Undisclosed	Undisclosed Rescue Pen					
Idorsia							
Selatogrel (QuickShot® Auto Injector)	Cardiology	Acute Myocardial Infraction			●

Proprietary Products and Product Candidates
Hylenex Recombinant (hyaluronidase human injection)
We market and sell Hylenex recombinant which is a formulation of rHuPH20 that facilitates subcutaneous fluid administration for achieving hydration, increases the dispersion and absorption of other injected drugs and, in subcutaneous urography, to improve resorption of radiopaque agents. Hylenex recombinant is currently the number one prescribed branded hyaluronidase.
XYOSTED® (testosterone enanthate) Injection
We market and sell in the U.S. our proprietary product XYOSTED® injection for subcutaneous administration of testosterone replacement therapy (“TRT”) in adult males for conditions associated with a deficiency or absence of endogenous testosterone (primary or hypogonadism). Safety and efficacy of XYOSTED® in males less than 18 years old have not been established. XYOSTED® is the only FDA approved subcutaneous testosterone enanthate product for once-weekly, at-home self-administration and is approved and marketed in three dosage strengths, 50 mg, 75 mg and 100 mg. XYOSTED® provides an easy and virtually pain-free administration and the ability to achieve and maintain steady target levels of testosterone.
NOCDURNA® (desmopressin acetate) Sublingual Tablets
We market and sell NOCDURNA® in the U.S., which is the first and only sublingual tablet indicated for the treatment of nocturia due to nocturnal polyuria (“NP”) in adults who awaken at least two times per night to urinate. In the NOCDURNA® clinical trials, NP was defined as night-time urine production exceeding one-third of the 24-hour urine production. NOCDURNA® is a sublingual tablet, marketed in two dosage strengths, that dissolves quickly under the tongue without water and has been shown in clinical studies to reduce nighttime urination by nearly one-half (in patients who average three nighttime bathroom visits.) We license NOCDURNA® from Ferring.
TLANDO® (testosterone undecanoate) Oral Formulation
TLANDO® is a twice daily oral formulation of testosterone indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone (primary or hypogonadotropic hypogonadism). Safety and efficacy of TLANDO® in males less than 18 years old have not been established. TLANDO® was granted FDA approval on March 28, 2022. In June 2022, we announced the commercial launch of TLANDO®.
ATRS - 1902
We have an ongoing program to develop a proprietary drug device combination product for the endocrinology market, a pen for patients who require additional supplemental hydrocortisone, identified as ATRS-1902. The development program uses a novel proprietary auto-injector platform to deliver a liquid stable formulation of hydrocortisone. We have conducted initial formulation work and developed a working prototype of a new device to support this program.
In June 2021, we submitted an IND application with the FDA for the initiation of a Phase 1 clinical study of ATRS-1902 for adrenal crisis rescue. The IND application includes the protocol for an initial clinical study to compare the pharmacokinetic profile of our novel formulation of hydrocortisone versus Solu-Cortef®, which is an anti-inflammatory glucocorticoid and is the current standard of care for the management of acute adrenal crises.
In July 2021, the FDA accepted our IND for ATRS-1902 enabling us to initiate our Phase 1 clinical study. The Phase 1 clinical study, designed to evaluate the safety, tolerability and pharmacokinetics (“PK”) of a liquid stable formulation of hydrocortisone, was initiated in September 2021. The study was a cross-over design to establish the PK profile of ATRS-1902 (100 mg) compared to Solu-Cortef® (100 mg), the reference-listed drug, in 32 healthy adults.
In January 2022, we announced the positive results from the Phase 1 clinical study and were granted Fast Track designation by the FDA. The positive results support the advancement of our ATRS-1902 development program to a pivotal study for the treatment of acute adrenal insufficiency, known as adrenal crisis, using our Vai™ novel proprietary rescue pen platform to deliver a liquid stable formulation of hydrocortisone. The pivotal study in adults is on target to start in the third quarter of 2022 and we expect to submit a 505(b)(2) NDA with the FDA by the end of 2022 pending the success of the study, the completion of a summative human factors study and confirmation of the product stability from our ongoing stability program.

Partnered Products
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
In December 2018, Roche initiated a Phase 1b/2 study in patients with non-small cell lung cancer for TECENTRIQ® (atezolizumab) using ENHANZE technology. In September 2020, Roche presented a poster with data from Part 1 of its Phase 1b study (IMscin001) evaluating TECENTRIQ for subcutaneous administration utilizing ENHANZE technology in patients with locally advanced or metastatic non-small cell lung cancer at the ESMO Virtual Congress 2020. The poster concluded that atezolizumab utilizing ENHANZE technology provided similar exposure as atezolizumab IV and that results support further development of subcutaneous atezolizumab in IMscin001 Part 2, a confirmatory Phase 3 study. In December 2020, Roche initiated a Phase 3 study in patients with non-small cell lung cancer for TECENTRIQ using ENHANZE technology. In August 2022, Roche announced that the Phase III IMscin001 study evaluating a subcutaneous (SC) formulation of Tecentriq (atezolizumab) met its co-primary endpoints. The study showed non-inferior levels of Tecentriq in the blood (pharmacokinetics), when injected subcutaneously, compared with intravenous (IV) infusion, in cancer immunotherapy-naïve patients with advanced or metastatic non-small cell lung cancer (NSCLC) for whom prior platinum therapy has failed. The safety profile of the SC formulation was consistent with that of IV Tecentriq.
In August 2019, Roche initiated a Phase 1 study evaluating OCREVUS® (ocrelizumab) with ENHANZE technology in subjects with multiple sclerosis. In April 2022, Roche initiated a phase 3 study evaluating OCREVUS with ENHANZE technology in subjects with multiple sclerosis.
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
In July 2022, Baxalta announced positive topline results from pivotal Phase 3 trial evaluating HYQVIA, for maintenance treatment of chronic inflammatory demyelinating polyradiculoneuropathy (CIDP)
Pfizer Collaboration
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
BMS Collaboration
In September 2017, we and BMS entered into a collaboration and license agreement, which became effective in November 2017, under which BMS had the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with BMS products directed at up to eleven targets. Targets may be selected on an exclusive or non-exclusive basis. BMS has designated multiple immuno-oncology targets including programmed death 1 (PD-1) and has an option to select 3 additional targets by November 2024. In October 2019, BMS initiated a Phase 1 study of relatlimab, an anti-LAG-3 antibody, in combination with nivolumab using ENHANZE technology. In June 2021, BMS initiated a Phase 3 study of nivolumab using ENHANZE technology for patients with advanced or metastatic clear cell renal cell carcinoma, leveraging data and insights from Phase 1/2 CA209-8KX study in patients with solid tumors. In June 2022, BMS nominated a new undisclosed target.
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
In July 2019, argenx dosed the first subject in a phase 1 clinical trial evaluating the safety, pharmacokinetics and pharmacodynamics of efgartigimod (ARGX-113), using ENHANZE technology. In December 2019, argenx reported that based on data from the phase 1 study and internal company analysis, a one minute injection administered every 2 weeks may be possible. In December 2020, argenx initiated a Phase 3 study of ARGX-113 using ENHANZE technology for patients with immune thrombocytopenia (ITP), an immune disorder in which the blood does not clot normally. In January 2021, argenx initiated a Phase 3 study of ARGX-113 using ENHANZE technology in pemphigus vulgaris and foliaceus (PV), a rare autoimmune disease that causes painful blisters on the skin and mucous membranes. In February 2021, argenx initiated a Phase

3 study of ARGX-113 using ENHANZE technology for patients with chronic inflammatory demyelinating polyneuropathy (CIDP) and initiated a Phase 3 study of ARGX-113 using ENHANZE technology in myasthenia gravis (MG), an autoimmune disorder of the musculoskeletal system caused by IgG autoantibodies. In December 2021, argenx announced the FDA approval of efgartigimod (VYVGARTTM) for the treatment of generalized myasthenia gravis for the IV dosing regimen. In March 2022, argenx announced that data from argenx’s phase 3 ADAPT-SC study evaluating SC efgartigimod (1000mg efgartigimod-PH20) for the treatment of generalized myasthenia gravis (gMG) achieved the primary endpoint of total IgG reduction from baseline at day 29, demonstrating statistical non-inferiority to VYVGART (efgartigimod alfa-fcab) IV formulation in gMG patients. In June 2022, argenx initiated a study, ADDRESS, evaluating Efgartigimod with ENHANZE in bullous pemphigoid.
In October 2020, we and argenx entered into agreement to expand the collaboration relationship. Under the newly announced expansion, argenx gained the ability to exclusively access our ENHANZE technology for three additional targets for a total of up to six targets under the existing and newly expanded collaboration.
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
ViiV Healthcare Collaboration
In June 2021, we entered into a global collaboration and license agreement with ViiV. The license gives ViiV exclusive access to our ENHANZE technology for four specific small and large molecule targets for the treatment and prevention of HIV. These targets are integrase inhibitors, reverse transcriptase inhibitors limited to nucleoside reverse transcriptase inhibitors (NRTI) and nucleoside reverse transcriptase translocation inhibitors (NRTTIs), capsid inhibitors and broadly neutralising monoclonal antibodies (bNAbs), that bind to the gp120 CD4 binding site. In December 2021, ViiV initiated enrollment of a Phase 1 study to evaluate cabotegravir administered subcutaneously with ENHANZE. In March 2022, ViiV initiated enrollment of a Phase 1 study to evaluate the safety and pharmacokinetics of N6LS, a broadly neutralizing antibody, administered subcutaneously with ENHANZE technology. In June 2022, ViiV initiated enrollment of a Phase 1 single dose escalation study to evaluate pharmacokinetics, safety and tolerability of long-acting cabotegravir administered subcutaneously with ENHANZE technology.
Chugai Collaboration
In March 2022, we entered into a global collaboration and license agreement with Chugai Pharmaceutical Co., Ltd. The license gives Chugai exclusive access to ENHANZE drug delivery technology for an undisclosed target. Chugai intends to explore the potential use of ENHANZE for a Chugai drug candidate. In May 2022, Chugai initiated a Phase 1 study to evaluate the pharmacokinetics, pharmacodynamics, and safety of targeted antibody administered subcutaneously with ENHANZE.

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

Device Collaborations
Teva License, Development and Supply Agreements
In July 2006, we entered into an exclusive license, development and supply agreement with Teva for an epinephrine auto- injector product to be marketed in the U.S. and Canada. Pursuant to the agreement, Teva is obligated to purchase all of its delivery device requirements from us. We received an upfront cash payment and a milestone payment upon FDA product approval. We also receive a negotiated purchase price for each device sold, as well as royalties on Teva’s commercial sales of the product. This agreement has been amended to provide for payment of capital equipment and other ongoing development work that was outside the scope of the original agreement. The agreement will continue until the expiration of the last to expire patent that is filed no later than 12 months after FDA approval. We have multiple patents that have been granted by the United States Patent and Trademark Office (“USPTO”) that cover this product, the latest of which will expire in 2033. We have and plan to continue to file patent applications covering this product. We are the exclusive supplier of the device, which we developed, for Teva’s generic Epinephrine Injection USP products, indicated for emergency treatment of severe allergic reactions including those that are life threatening (anaphylaxis) in adults and certain pediatric patients. Teva’s Epinephrine Injection, utilizing our patented VIBEX® injection technology, was approved by the FDA as a generic drug product with an AB rating, meaning that it is therapeutically equivalent to the branded products EpiPen® and EpiPen Jr® and therefore, subject to state law, substitutable at the pharmacy. We supply the device and Teva is responsible for the drug, assembly and packaging, distribution and commercialization of the finished product, for which we also receive royalties on Teva’s net sales.
In December 2007, we entered into a license, development and supply agreement with Teva under which we developed and will supply a disposable pen injector for two therapeutic products: exenatide and teriparatide. Under the agreement, we received an upfront payment and development milestones, and may receive royalties on future product sales. This agreement has been amended numerous times and provides for payment of capital equipment and other development work that was outside the scope of the original agreement. This agreement will continue until the expiration date of the last to expire patent covering the device or product that is filed no later than 12 months after FDA approval and will be automatically renewed for successive periods of two years each. Currently, the expiration date of the last to expire patent is 2035. On February 25, 2022, Teva notified us that it was terminating the exenatide program and related agreement due to a lack of commercial viability. The termination is effective August 23, 2022.
We are the exclusive supplier of the multi-dose pen, which we developed, used in Teva’s generic teriparatide injection product. In 2020, our partner Teva launched Teriparatide Injection, the generic version of Eli Lilly’s branded product Forsteo® featuring the Antares multi-dose pen platform, for commercial sale in several countries outside of the U.S. Under an exclusive development, license and supply agreement with Teva, we are responsible for the manufacturing and supply of the multi-dose pen used in Teva’s generic teriparatide product and Teva is responsible for the sale and distribution of the product. We are compensated for devices sold to Teva and we are entitled to receive royalties on net product sales by Teva in the territories.
In November 2012, we entered into a license, supply and distribution agreement with Teva for an auto-injector product containing sumatriptan for the treatment of migraines. Under the agreement, we received an upfront payment and a milestone payment upon commercial launch. Teva is responsible for the manufacture and supply of the drug, and we are responsible for the manufacture and supply of the device and assembly and packaging of the finished product. We are compensated at cost for product shipment to Teva and Teva distributes the product in the U.S. Teva also received an option for distribution rights in other territories. In addition, net profits are split 50/50 between us and Teva. The term of the agreement continues seven years from commercial launch, which was in June 2016, with automatic one-year renewals unless terminated sooner by either party in accordance with the terms of the agreement. We, through our partner Teva, sell Sumatriptan Injection USP, indicated in the U.S. for the acute treatment of migraine headaches and cluster headache in adults. Sumatriptan Injection USP is a generic equivalent to Imitrex® STATdose Pen®, and available in the 4 mg/0.5 mL and 6 mg/0.5 mL single-dose pre-filled syringe auto-injectors. We have a license, supply and distribution agreement with Teva, under which Teva is responsible for the manufacture and supply of the drug, and we manufacture the device and complete assembly and packaging of the finished product. Teva is responsible for commercialization and distribution.
Covis Agreements
In September 2014, we entered into a development and license agreement with Lumara Health, Inc., which was subsequently acquired by AMAG, which was subsequently acquired by Covis, to develop and supply an auto-injector system for use with Makena®, a progestin drug (hydroxyprogesterone caproate) indicated to reduce the risk of preterm birth. Under the agreement, we granted an exclusive, worldwide, royalty-bearing license, with the right to sublicense, to certain intellectual property rights, including know-how, patents and trademarks, and received an upfront payment for our license and development activities. We are also entitled to milestone payments upon the achievement of pre-determined amounts of net sales of the product.
Covis was responsible for the clinical development and preparation, submission and maintenance of all regulatory applications, and is responsible for the manufacture and supply of the drug to be used in the product, and to market, distribute and sell the product. We are the exclusive supplier of the auto injection system devices for the product and are responsible for the manufacture and supply of the devices and final assembly and packaging of the finished product. Under the arrangement, we receive payment for each device, and royalties based on net sales of products commencing on product launch in a particular country until the product is no longer developed, marketed, sold or offered for sale in such country. The royalty rates range from high single digit to low double digits and are tiered based on levels of net sales of products and decrease after the expiration of licensed patents or where there are generic equivalents to the auto-injector product being sold in a particular country.
In March 2018, we entered into a manufacturing agreement with Covis for the exclusive supply of the devices and fully assembled and packaged final finished product of the Makena® subcutaneous auto-injector. The term of the agreement is concurrent with the term of the development and license agreement and will continue until such time as commercialization of the product is halted. We receive a contracted price per unit on each product manufactured. We are the exclusive supplier of the device, a variation of our VIBEX® QuickShot® subcutaneous auto injector developed by us, for the progestin hormone drug Makena® (hydroxyprogesterone caproate injection). The Makena® subcutaneous auto injector drug-device combination product is a ready-to-administer treatment indicated to reduce the risk of preterm birth in women pregnant with one baby and who spontaneously delivered one preterm baby in the past. The product was approved by the FDA under the accelerated approval pathway. We are the exclusive supplier of the devices and the final assembled and packaged commercial product.
In October 2019, Covis announced that the FDA’s Bone, Reproductive and Urologic Drugs Advisory Committee met to better understand and interpret the PROLONG (Progestin’s Role in Optimizing Neonatal Gestation) confirmatory clinical trial for Makena® (hydroxyprogesterone caproate) injection. Nine advisory committee members voted to recommend that the FDA pursue withdrawal of approval for Makena® and seven committee members voted to leave the product on the market under accelerated approval and require a new confirmatory trial. In October 2020, Covis received notice that the FDA is proposing to withdraw approval of Makena® (hydroxyprogesterone caproate injection). Covis then formally requested a public hearing in response to the FDA’s proposal to withdraw its approval and has stated that it remains committed to working with the FDA to maintain patient access to Makena® as a treatment option to reduce pre-term birth. In August 2021, Covis announced the FDA had granted the request for a public hearing. In June 2022, Covis announced that the FDA anticipates holding the public meeting in October 2022.
Pfizer Agreement
In August 2018, we entered into a development agreement with Pfizer to jointly develop a combination drug device rescue pen. This rescue pen will use the Antares QuickShot® auto-injector and an undisclosed Pfizer drug. In 2022, we continued to work on this development program, and we expect to continue development of this product candidate.
Idorsia Agreement
In November 2019, we entered into a new global agreement with Idorsia to develop a novel, drug-device product containing selatogrel. A new chemical entity selatogrel is being developed for the treatment of a suspected acute myocardial infarction (AMI) in adult patients with a history of AMI. Idorsia will pay for the development of the combination product and will be responsible for applying for and obtaining global regulatory approvals for the product. The parties intend to enter into a separate commercial license and supply agreement pursuant to which Antares will provide fully assembled and labelled product to Idorsia at cost plus mark-up. Idorsia will then be responsible for global commercialization of the product, pending FDA or foreign approval we will be entitled to receive royalties on net sales of the commercial product.
Ferring Agreement
In October 2020, we entered into an exclusive license and commercial supply agreement with Ferring for the marketed product NOCDURNA® (desmopressin acetate) in the U.S., Under the terms of the license agreement, we paid Ferring an upfront payment of $5.0 million upon execution and paid an additional $2.5 million on October 1, 2021. Ferring is eligible for tiered royalties and additional commercial milestone payments potentially totaling up to $17.5 million based on our net sales of NOCDURNA® in the U.S.
Lipocine Agreement

In October 2021, we entered into an exclusive license agreement with Lipocine for the product TLANDO® (testosterone undecanoate) in the U.S. TLANDO® was granted tentative approval from the FDA in December 2020. On February 3, 2022, we announced the FDA’s acceptance of our NDA resubmission for TLANDO® with a target action date set for March 28, 2022. In June 2022, we announced the commercial launch of TLANDO. Under the terms of the license agreement, we paid Lipocine an upfront payment of $11.0 million. Lipocine is eligible for additional milestone payments up to $10.0 million and tiered royalty and commercial milestones based on net sales of TLANDO® in the U.S. We will be responsible for the manufacturing and commercialization of TLANDO®. The license agreement also granted us the option to license and develop LPCN 1111 (TLANDO XR) in the U.S., a potential once daily oral testosterone product containing testosterone tridecanoate in development for the treatment of hypogonadism in adult males. Following a review of our product portfolio, we decided not to exercise the option which expired on June 30, 2022.
Otter Agreement

In December 2021, we entered into an Asset Purchase Agreement with Otter to sell certain worldwide assets used in the operation of the OTREXUP® product line for $44.0 million, subject to finalization of changes in closing inventory to be transferred, and a license agreement for rights to commercialize OTREXUP®. Simultaneously, we entered into a supply agreement with Otter to manufacture the VIBEX® auto-injection system device, designed and developed to incorporate a pre-filled syringe for delivery of methotrexate, assemble, package, label and supply the final OTREXUP® product and related samples to Otter at cost plus mark-up. Otter is responsible for manufacturing, formulation and testing of methotrexate and the corresponding pre-filled syringe for assembly with the device manufactured by us, along with the commercialization and distribution of OTREXUP®. OTREXUP® is a subcutaneous methotrexate injection for once weekly self-administration with an easy-to-use, single dose, disposable auto injector, indicated for adults with severe active rheumatoid arthritis (“RA”), children with active polyarticular juvenile idiopathic arthritis and adults with severe recalcitrant psoriasis. Further, we entered into a license agreement with Otter in which we granted Otter a worldwide, exclusive, fully paid-up license to certain patents relating to OTREXUP® that may also relate to our other products for Otter to commercialize and otherwise exploit OTREXUP® in the field as defined in the license agreement.
For a further discussion of the collaboration agreements, refer to Note 5, Revenue.
Impact of COVID-19 to our Business
In March 2020, the World Health Organization declared a disease caused by a strain of novel coronavirus (“COVID-19”) to be a pandemic. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. In an effort to protect the health and safety of our employees and in compliance with state regulations, we instituted working from home, limited the number of people that work on site at any one time, and suspended employee travel. As an organization we have returned to the office and continue to effectively operate with a combination of remote and office work utilizing a hybrid model. Importantly, our suppliers continue to operate without interruption related to COVID-19. We recognize that the duration of the pandemic and its continued impact on the global economy as a whole remains unknown at this time. We are not clear the extent to which long term operational and economic impacts of COVID-19, if any, will have on our business, including the effects on our suppliers, partners, proprietary product sales. customers, employees, and prospects. We will continue to monitor the COVID-19 situation closely.

Results of Operations
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Royalties – Royalty revenue was $85.3 million for the three months ended June 30, 2022 compared to $45.8 million for the three months ended June 30, 2021. The increase was mainly driven by continued sales uptake of DARZALEX FASPRO by Janssen and Phesgo by Roche in all geographies, partially offset by slightly lower sales of Herceptin SC and MabThera SC by Roche. We expect royalty revenue to continue to grow as a result of our 2020 ENHANZE partner product launches, offsetting the ongoing impact from biosimilars related to our mature ENHANZE partner products.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Three Months Ended
	June 30,
	2022	2021	Change
Sales of bulk rHuPH20	$25,057	$24,087	$970
Sales of proprietary products	14,687	6,273	8,414
Sales of device partnered product	6,556	—	6,556
Total product sales, net	$46,300	$30,360	$15,940
Product sales, net increased by $15.9 million in the three months ended June 30, 2022 compared to the same period in 2021, primarily due to contribution from our proprietary and device partnered products as the result of the Antares acquisition. We expect that sales of proprietary products will grow in future years as we work to expand market share in the TRT market. We expect that product sales of bulk rHuPH20 and device partnered products will fluctuate in future periods based on the needs of our partners.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended
	June 30,
	2022	2021	Change
ENHANZE licensing and development revenue:
Janssen	$15,000	$20,000	$(5,000)
BMS	5,000	—	5,000
ViiV	—	40,000	(40,000)
Subtotal	20,000	60,000	(40,000)
Device licensing and development revenue	725	317	408
Total revenues under collaborative agreements	$20,725	$60,317	$(39,592)
Revenue from license fees decreased $39.6 million for the three months ended June 30, 2022, compared to the same period in 2021, primarily due to the upfront payment associated with entering into the ViiV collaborations in the prior year period. Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments vary from period to period based on our collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our partners’ ability to meet various clinical and regulatory milestones set forth in such agreements and our ability to obtain new collaborative agreements.
The acquisition of Antares is expected to be accretive to revenue in 2022, supported by Antares' proprietary product revenues and royalty revenues. The addition of Antares is also expected to accelerate top- and bottom-line growth and enhance cash flow generation through 2027 and beyond.
Cost of Sales – Cost of sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of our proprietary and device partnered products and bulk rHuPH20. Cost of sales were $33.9 million for the three months ended June 30, 2022 compared to $23.0 million for the three months ended June 30, 2021. The increase of $10.9 million in cost of sales was mainly due to an increase in sales in our proprietary and partnered products as a result of Antares acquisition.

Amortization of intangibles – Amortization of intangibles expense were $11.4 million for the three months ended June 30, 2022. The increase in amortization of intangibles expense is due to the acquisition of Antares in May 2022, in which we acquired intangible assets that are amortized over their useful lives.
Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, preclinical and regulatory activities related to our collaborations, our development platforms. Research and development expenses were $15.5 million for the three months ended June 30, 2022 compared to $8.1 million for the three months ended June 30, 2021. The increase of $7.4 million is primarily due to planned investments in ENHANZE and one-time compensation cost related to the Antares acquisition.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses consist primarily of salaries and related costs for personnel in executive, selling and administrative functions as well as professional fees for legal and accounting, business development, commercial operations support for proprietary products and alliance management and marketing support for our collaborations. SG&A expenses were $57.5 million for the three months ended June 30, 2022 compared to $12.3 million for the three months ended June 30, 2021. The increase of $45.2 million, was primarily due to one-time transaction and compensation costs related to the Antares Pharma acquisition and an increase in compensation expense related to the ongoing combined workforce.
Interest Expense – Interest expense was $3.1 million for the three months ended June 30, 2022 compared to $1.8 million for the three months ended June 30, 2021. The increase of $1.3 million was primarily due to an increase in interest expense related to the 2022 term loans and revolving credit facility.
Income Taxes – Income tax expense was $7.3 million for the three months ended June 30, 2022, compared to income tax expense of $0.1 million for the three months ended June 30, 2021. The increase in income tax expense is due to the recording of a full quarter income tax expense in the current year whereas in the prior year period there was minimal income tax expense due to a full valuation allowance in place.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Royalties – Royalty revenue was $154.9 million for the six months ended June 30, 2022 compared to $82.7 million for the six months ended June 30, 2021. The increase was mainly driven by continued sales uptake of DARZALEX FASPRO by Janssen and Phesgo by Roche in all geographies and contribution from Antares royalty revenue, partially offset by slightly lower sales of Herceptin SC and MabThera SC by Roche.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Six Months Ended
	June 30,
	2022	2021	Change
Sales of bulk rHuPH20	$41,505	$40,857	$648
Sales of proprietary products	20,379	11,269	9,110
Sales of device partnered products	6,556	—	6,556
Total product sales, net	$68,440	$52,126	$16,314
Product sales, net increased by $16.3 million in the six months ended June 30, 2022 compared to the same period in 2021, primarily due to a contribution from our proprietary and device partnered products driven by the acquisition of Antares.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Six Months Ended
	June 30,
	2022	2021	Change
ENHANZE licensing and development revenue:
Chugai	$25,000	$—	$25,000
Janssen	15,000	25,000	(10,000)
BMS	5,000	25,000	(20,000)
ViiV	—	40,000	(40,000)
Subtotal	45,000	90,000	(45,000)
Device licensing and development revenue	1,259	650	609
Total revenues under collaborative agreements	$46,259	$90,650	$(44,391)
Revenue from license fees decreased $45.0 million in the six months ended June 30, 2022, compared to the same period in 2021 primarily due to the upfront payment associated with entering into the ViiV collaborations in the prior year period, as well as the timing of other milestones driven by partner activities.
Cost of Sales – Cost of sales were $49.9 million for the six months ended June 30, 2022 compared to $41.2 million for the six months ended June 30, 2021. The increase of $8.7 million in cost of sales was mainly due to an increase in sales in our proprietary and partnered products as a result of the Antares acquisition.
Amortization of intangibles – Amortization of intangibles expense were $11.4 million for the six months ended June 30, 2022. The increase in amortization of intangibles expense is due to the acquisition of Antares in May 2022.
Research and Development – Research and development expenses were $27.3 million for the six months ended June 30, 2022 compared to $17.1 million for the six months ended June 30, 2021. The increase of $10.2 million is primarily due to planned investments in ENHANZE and one-time compensation cost related to the Antares acquisition.
Selling, General and Administrative – SG&A expenses were $71.3 million for the six months ended June 30, 2022 compared to $23.4 million for the six months ended June 30, 2021. The increase of $47.9 million was primarily due to one-time transaction and compensation costs related to the Antares Pharma acquisition and an increase in compensation expense related to the ongoing combined workforce.
Interest Expense – Interest expense was $4.9 million for the six months ended June 30, 2022 compared to $3.7 million for the six months ended June 30, 2021. The increase of $1.2 million was primarily due to an increase in interest expense related to the 2022 term loans and revolving credit facility.
Income Taxes – Income tax benefit was $21.6 million for the six months ended June 30, 2022, compared to income tax expense of $0.2 million for the six months ended June 30, 2021. The increase in income tax expense is due to the recording of a full six months of income tax expense in the current year whereas in the prior year period there was minimal income tax expense due to a full valuation allowance in place.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $209.4 million. We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborations and cash that we may raise through future transactions. We may raise cash through any one of the following financing vehicles: (i) new collaborative agreements; (ii) expansions or revisions to existing collaborative relationships; (iii) private financings; (iv) other equity or debt financings; (v) monetizing assets; and/or (vi) the public offering of securities;
We may, in the future, draw on our existing line of credit, offer and sell additional equity, debt securities and warrants to purchase any of such securities, either individually or in units to raise capital to raise funds for additional working capital, capital expenditures, share repurchases, acquisitions or for other general corporate purposes.
Cash Flows
Operating Activities
Net cash provided by operations was $88.0 million for the six months ended June 30, 2022 compared to $95.2 million cash provided in the six months ended June 30, 2021. The $7.2 million decrease in cash provided by operations was mainly due to an increase in transaction expenses associated with Antares acquisition, partially offset by a decrease in working capital spend and an increase in royalties revenue during the six months ended June 30, 2022 compared to the corresponding period in the prior year.
Investing Activities
Net cash used in investing activities was $484.3 million for the six months ended June 30, 2022 compared to $89.9 million cash used in investing activities for the six months ended June 30, 2021. The increase in cash used in investing activities was primarily due to the acquisition of Antares, partially offset by an increase in cash from the sale of marketable securities and the sale of assets for the six months ended June 30, 2022.
Financing Activities
Net cash provided by financing activities was $368.4 million for the six months ended June 30, 2022, compared to $293.9 million cash provided by financing activities for the six months ended June 30, 2021, mainly due to $370.0 million cash received from the term loan and the revolving credit facility during the current year, prior year $125.0 million in repurchase of common stock, $369.1 million related to the Induced Conversion of the 2024 Convertible Notes and a $0.9 million increase in net proceeds during the current year from the issuance of common stock under equity incentive plans, partially offset by $784.9 million cash received from the 2027 Convertible Notes offering in the prior year.
Share Repurchases
In November 2019, our Board of Directors approved a share repurchase program, pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. We completed the share repurchase program in October 2021 and retired the repurchased shares. In December 2021, we announced our second share repurchase program to repurchase up to $750.0 million of our outstanding common stock over a three-year period. See Note 10. Stockholders’ Equity, within the notes to the consolidated financial statements for additional information regarding our share repurchases.
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
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 5 consecutive trading day period (such 5 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. The Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately preceding the maturity date. As of June 30, 2022, the 2027 Convertible Notes are not convertible.
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
Holders may convert their 2024 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2024 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, June 1, 2024 until the close of business on the scheduled trading day immediately before the maturity date. As of June 30, 2022, the 2024 Convertible Notes are convertible.
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
Revolving Credit Facility (December 2021)
In May 2022, we terminated that certain credit agreement entered into on December 23, 2021 with Bank of America and the other lenders party thereto (the “2021 Credit Agreement”) evidencing a revolving credit facility (the “2021 Facility”) that provided for secured revolving loans and letters of credit in an aggregate amount of up to $75.0 million. No proceeds from the 2021 Facility were drawn down as of the date the 2021 Credit Agreement was terminated.
Revolving Credit and Term Loan Facilities (May 2022)
In May 2022, in connection with the closing of Antares acquisition, we entered into a credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders and L/C Issuers party thereto (the “2022 Credit Agreement), evidencing a credit facility (the “2022 Facility”) that provides for (i) a $350 million revolving credit facility (the “Revolving Credit Facility”) and (ii) a $250 million term loan facility (the “Term Facility”). The proceeds from a $120 million draw on the Revolving Credit Facility and the $250 million Term Facility were used to fund a portion of the Antares acquisition, refinance Antares’ existing debt and pay fees and expenses in connection with the acquisition. The 2022 Credit Agreement contains an expansion feature, which allows us, subject to certain conditions, to increase the aggregate principal amount of the 2022 Facility, provided we remain in compliance with underlying financial covenants on a pro forma basis including the consolidated interest coverage ratio and the consolidated net leverage ratio covenants set forth in the 2022 Credit Agreement. The 2022 Facility will mature on November 30, 2026 unless either the Revolving Credit Facility or the Term Facility is extended prior to such date in accordance with the 2022 Credit Agreement.
The Term Facility requires quarterly scheduled repayments of the term loans in each of the first, second, third and fourth years following the Closing in annual amounts equal to 2.50%, 5.00%, 7.50% and 10.00% of the initial principal amount of the term loans, respectively. The term loans are also subject to mandatory prepayments from the proceeds of certain asset sales, subject to our right to reinvest the proceeds thereof.
Borrowings under the 2022 Facility bear interest, at our option, at a rate equal to an applicable margin plus: (a) the applicable Term Secured Overnight Financing Rate (SOFR) (which includes a SOFR adjustment of 0.10%), or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the Bank of America prime rate, (3) the Term SOFR rate for an interest period of one month plus 1.10%, and (4) 1.00%. The margin for the 2022 Facility ranges, based on our consolidated total net leverage ratio, from 0.25% to 1.25% in the case of base rate loans and from 1.25% to 2.25% in the case of Term SOFR rate loans. In addition to paying interest on the outstanding principal under the Facility, we will pay (i) a commitment fee in respect of the unutilized commitments thereunder and (ii) customary letter of credit fees and agency fees. The commitment fees range from 0.15% to 0.35% per annum based on our consolidated net leverage ratio. As of June 30, 2022, we had $120.0 million and $250 million in principal amount of outstanding borrowings under the 2022 Revolving Credit Facility and the 2022 Term Facility, respectively.
Additional Capital Requirements.
Our expected working and other capital requirements are described in our 2021 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At June 30, 2022, other than the additional financing obtained to complete the Antares acquisition, which was completed on May 24, 2022 and the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our 2021 Annual Report on Form 10-K.

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

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The accounting policies and estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There were no material changes to our critical accounting policies or estimates during the six months ended June 30, 2022.
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of our condensed consolidated financial statements for a discussion of recent accounting pronouncements and their effect, if any.

Risk Factors
Risks Related To Our Business
Business interruptions resulting from the COVID-19 outbreak or similar public health crises could cause a disruption of the development of our and partnered product candidates and commercialization of our approved and our partnered products, impede our ability to supply bulk rHuPH20 to our ENHANZE partners or procure and sell our proprietary products and otherwise adversely impact our business and results of operations.*
Public health crises such as pandemics or similar outbreaks could adversely impact our business and results of operations by, among other things, disrupting the development of our and our partnered product candidates and commercialization of our approved partnered products, disrupting our ability to enter into new ENHANZE and other collaborations with potential partners in a timely manner, causing disruptions in the operations of our third party contract manufacturing organizations upon whom we rely for the production and supply of our proprietary products, including Hylenex and the bulk rHuPH20 we supply to our partners, and causing other disruptions to our operations.
The COVID-19 pandemic has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which COVID-19 and its variants impacts our operations and/or those of our partners will depend on future developments, which are highly uncertain and unpredictable, including the duration or recurrence of the outbreak, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions to contain COVID-19 or address its impact in the short and long term, among others.
As a result of COVID-19 restrictions and closures, our sales force has been subject to varying limitations on its ability to visit physicians and patient’s access to physicians has been negatively impacted. As a result, we have experienced, and may continue to experience, a decrease in new prescriptions for our proprietary products. Our partners may also experience a decrease in demand for our partnered products.
The business disruptions associated with a global pandemic could impact the business, product development priorities and operations of our partners, including potential delays in manufacturing their product candidates or approved products. For example, some of our partners are conducting or are planning to conduct clinical trials in geographies affected by the COVID-19 pandemic. The progress or completion of these clinical trials could be adversely impacted by the pandemic. Additionally, interruption or delays in the operations of the FDA, the EMA and other similar foreign regulatory agencies, or changes in regulatory priorities to focus on the COVID-19 pandemic, may affect required regulatory review, inspection, clearance and approval timelines. Disruptions such as these could result in delays in the development programs of our partnered products or impede the commercial efforts for approved products, resulting in potential reductions or delays in our revenues from partner royalty or milestone payments. We do not know the extent to which our partners’ development programs or product commercialization efforts will be impacted or delayed.
We rely on many third parties to source active pharmaceutical ingredient and drug products, manufacture and assemble our devices, distribute finished products and provide various logistics activities in order to manufacture and sell our partnered and proprietary products. For example, we rely on third party manufacturers to manufacture the bulk rHuPH20 that we supply to our partners for their commercial products and product candidates, as well as our commercial product Hylenex. If any such third party manufacturer is adversely impacted by the COVID-19 pandemic and related consequences, including staffing shortages, production slowdowns and disruptions in delivery systems, availability of raw materials, reagents or components or if they divert resources or manufacturing capacity to accommodate the development of coronavirus treatments or vaccines, our supply chain may be disrupted, limiting our ability to sell Hylenex or supply bulk rHuPH20 to our partners. Any such disruptions to the operations of the third parties upon whom we rely to manufacture and sell our partnered and proprietary products could result in reductions or delays in our revenues.
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

If our partnered or proprietary product candidates do not receive and maintain regulatory approvals, or if approvals are not obtained in a timely manner, such failure or delay would substantially impair our ability to generate revenues.*
Approval from the FDA or equivalent health authorities is necessary to design, develop, test, manufacture and market pharmaceutical products and medical devices in the U.S. and the other countries in which we anticipate doing business have similar requirements. The process for obtaining FDA and other regulatory approvals is extensive, time-consuming, risky and costly, and there is no guarantee that the FDA or other regulatory bodies will approve any applications that may be filed with respect to any of our partnered or proprietary product candidates, or that the timing of any such approval will be appropriate for the desired product launch schedule for a product candidate. We and our partners attempt to provide guidance as to the timing for the filing and acceptance of such regulatory approvals, but such filings and approvals may not occur when we or our partners expect, or at all. The FDA or other foreign regulatory agency may refuse or delay approval of our partnered or proprietary product candidates for failure to collect sufficient clinical or animal safety data and require additional clinical or animal safety studies which may cause lengthy delays and increased costs to ours or our partners’ development programs. Any such issues associated with rHuPH20 could have an adverse impact on future development of our partners’ products which include rHuPH20, future sales of Hylenex recombinant, or our ability to maintain our existing ENHANZE collaborations or enter into new ENHANZE collaborations.
We and our partners may not be successful in obtaining approvals for any additional potential products in a timely manner, or at all. Refer to the risk factor titled “Our partnered or proprietary product candidates may not receive regulatory approvals or their development may be delayed for a variety of reasons, including delayed or unsuccessful clinical trials, regulatory requirements or safety concerns” for additional information relating to the approval of product candidates.
Additionally, even with respect to products which have been approved for commercialization, in order to continue to manufacture and market pharmaceutical products, we or our partners must maintain our regulatory approvals. If we or any of our partners are unsuccessful in maintaining the required regulatory approvals, our revenues would be adversely affected.
Use of our partnered or proprietary products and product candidates could be associated with side effects or adverse events or product recalls.*
As with most pharmaceutical products, use of our partnered or proprietary products and product candidates could be associated with side effects or adverse events which can vary in severity (from minor reactions to death) and frequency (infrequent or prevalent) and product recalls. Side effects or adverse events associated with the use of our partnered or proprietary products or product candidates of our partners may be observed at any time, including in clinical trials or when a product is commercialized, and any such side effects or adverse events may negatively affect our or our partners’ ability to obtain or maintain regulatory approval or market such products and product candidates. Side effects such as toxicity or other safety issues associated with the use of our partnered or proprietary products and product candidates could require us or our partners to perform additional studies or halt development or commercialization of these products and product candidates or expose us to product liability lawsuits which will harm our business. For example, we experienced a clinical hold on patient enrollment and dosing in our phase 2 study of PEGPH20 in patients with PDA (a discontinued program), which was not resolved until we implemented steps to address an observed possible difference in TE event rates between the arms of the study. We or our partners may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical products or product candidates which we have not planned or anticipated. There can be no assurance that we or our partners will resolve any issues related to any product or product candidate side effects or adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition.
To the extent that a product fails to conform to its specifications or comply with the applicable laws or regulations, we or our partners may be required to or may decide to voluntarily recall the product or regulatory authorities may request or require that we recall a product even if there is no immediate potential harm to a patient. Any recall of our products or their components that we supply to our partners could materially adversely affect our business by rendering us unable to sell those products or components for some time and by adversely affecting our reputation. Recalls are costly and take time and effort to administer. Even if a recall only initially relates to a single product, product batch, or a portion of a batch, recalls may later be expanded to additional products or batches or we or our partners may incur additional costs and need to dedicate additional efforts to investigate and rule out the potential for additional impacted products or batches. Moreover, if any of our partners recall a product due to an issue with a product or component that we supplied, they may claim that we are responsible for such issue and may seek to recover the costs related to such recall or be entitled to certain contractual remedies from us. Recalls may further result in decreased demand for our partnered or proprietary products, could cause our partners or distributors to return products to us for which we may be required to provide refunds or replacement products, or could result in product shortages. Recalls may also require regulatory reporting and prompt regulators to conduct additional inspections of our or our partners’ or contractors’ facilities, which could result in findings of noncompliance and regulatory enforcement actions. A recall could also result in product liability claims by individuals and third-party payers. In addition, product liability claims or other safety issues could result in an investigation of the safety or efficacy of our products, our manufacturing processes and facilities, or our marketing programs conducted by the FDA or the authorities of the EU member states and other jurisdictions. Such investigations could also potentially lead to a recall of our products or more serious enforcement actions, limitations on the indications for which they may be used, or suspension, variation, or withdrawal of approval. Any such regulatory action by the FDA, the EMA or the competent authorities of the EU member states could lead to product liability lawsuits as well.
If our contract manufacturers or vendors are unable or elect not to manufacture and supply to us bulk rHuPH20 or other raw materials, reagents, components or devices in the quantity and quality required by us or our partners for use in the production of Hylenex or our other proprietary or partnered products and product candidates, our and our partners’ product development or commercialization efforts could be delayed or stopped and our business results of operations and our collaborations could be harmed.*
We rely on a number of third parties in our supply chain for the supply and manufacture of our partnered and proprietary products and the availability of such products depends upon our ability to procure the raw materials, components, packaging materials and finished products from these third parties, many of which are currently our single source for the materials necessary for certain of our products. We have entered into supply agreements with numerous third-party suppliers. For example, we have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (Avid) and Catalent Indiana LLC (Catalent) to produce bulk rHuPH20. These manufacturers each produce bulk rHuPH20 under cGMP for use in Hylenex recombinant, and for use in partnered products and product candidates. We rely on their ability to successfully manufacture bulk rHuPH20 according to product specifications. In addition to supply obligations, our contract manufacturers will also provide support for the chemistry, manufacturing and controls sections for FDA and other regulatory filings. We also rely on vendors to supply us with raw materials to produce reagents and other materials for bioanalytical assays used to support our partners’ clinical trials. We also have a commercial manufacturing and supply agreement with Patheon under which Patheon provides the final fill and finishing steps in the production process of Hylenex recombinant. If any of our contract manufacturers or vendors: (i) is unable to retain its status as an FDA approved manufacturing facility; (ii) is unable to otherwise successfully scale up production to meet corporate or regulatory authority quality standards; (iii) is unable to procure the labor, raw materials, reagents or components necessary to produce our proprietary products, including bulk rHuPH20 and Hylenex recombinant our bioanalytical assays or our partnered products or (iv) fails to manufacture and supply our partnered and proprietary products, including bulk rHuPH20 in the quantity and quality required by us or our partners for use in Hylenex and partnered products and product candidates for any other reason, our business will be adversely affected. In addition, a significant change in such parties’ or other third party manufacturers’ business or financial condition could adversely affect their abilities or willingness to fulfill their contractual obligations to us. We have not established, and may not be able to establish, favorable arrangements with additional bulk rHuPH20 manufacturers and suppliers of the ingredients necessary to manufacture bulk rHuPH20 should the existing manufacturers and suppliers become unavailable or in the event that our existing manufacturers and suppliers are unable or unwilling to adequately perform their responsibilities. We have attempted to mitigate the impact of a potential supply interruption through the establishment of excess bulk rHuPH20 inventory where possible, but there can be no assurances that this safety stock will be maintained or that it will be sufficient to address any delays, interruptions or other problems experienced by any of our contract manufacturers. Any delays, interruptions or other problems regarding the ability or willingness of our contract manufacturers to supply bulk rHuPH20 or the ability or willingness of other third party manufacturers, to supply other raw materials or ingredients necessary to produce our other proprietary or partnered products on a timely basis could: (i) cause the delay of our partners’ clinical trials or otherwise delay or prevent the regulatory approval of our partners’ product candidates; (ii) delay or prevent the effective commercialization of our proprietary or partnered products and product candidates; and/or (iii) cause us to breach contractual obligations to deliver bulk rHuPH20 to our partners. Such delays would likely damage our relationship with our partners, and they would have a material adverse effect on royalties and thus our business and financial condition. Additionally, we rely on third parties to manufacture, prepare, fill, finish, package, store and ship our proprietary and partnered products and product candidates on our behalf. If the third parties we identify fail to perform their obligations, the progress of partners’ clinical trials could be delayed or even suspended and the commercialization of our partnered or proprietary products could be delayed or prevented.
In addition, our Minnetonka, Minnesota facility supports our administrative functions, product development and quality operations and is intended to eventually provide additional manufacturing and warehousing capabilities in the future. If we begin manufacturing and producing commercial products in the future, we will be subject to the same risks as our third-party manufacturers. For example, we may not be able to begin product manufacturing and production due to a number of different reasons including, but not limited to, an ability to obtain necessary supplies and materials, labor and expertise. To the extent we rely on our ability to manufacture any of our proprietary and partnered products, our inability to do so could have a material adverse impact on our business, financial condition and results of operations.
We rely on third parties to perform many necessary services for our products including services related to the distribution, invoicing, rebates and contract administration, co-pay program administration, sample distribution and administration, storage and transportation of our products. If anything should impede their ability to meet their commitments this could impact our business performance.*

Depending on the product, we have retained third-party service providers to perform a variety of functions related to the distribution, invoicing, rebates and contract administration, co-pay program administration, sample distribution and administration, storage and transportation of our products, key aspects of which are out of our direct control. We place substantial reliance on these providers as well as other third-party providers that perform services for us, including, depending on the product, entrusting our inventories of products to their care and handling. We also may rely on third parties to administer our drug price reporting and rebate payments and contracting obligations under federal programs. Despite our reliance on third parties, we are responsible for compliance with the applicable legal and program requirements. By example, in certain states, we are required to hold licenses to distribute our products in these states and must comply with the associated state laws. Moreover, if these third-party service providers fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us or encounter physical damage or a natural disaster at their facilities, our ability to deliver products to meet commercial demand would be significantly impaired. In addition, we may use third parties to perform various other services for us relating to regulatory monitoring, including adverse event reporting, safety database management and other product maintenance services. If our employees or any third-party service providers fail to comply with applicable laws and regulations, we and/or they may face regulatory or False Claims Act enforcement actions. Moreover, if the quality or accuracy of the data maintained by these service providers is insufficient, our ability to continue to market our products could be jeopardized or we and/or they could be subject to regulatory sanctions. We do not currently have the internal capacity to perform these important commercial functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.

If we or any party to a key collaboration agreement fail to perform material obligations under such agreement, or if a key collaboration agreement, is terminated for any reason, our business could significantly suffer.
We have entered into multiple collaboration agreements under which we may receive significant future payments in the form of milestone payments, target designation fees, maintenance fees and royalties. We are heavily dependent on our partners to develop and commercialize product candidates subject to our collaborations in order for us to realize any financial benefits, including revenues from milestones, royalties and product sales from these collaborations. Our partners may not devote the attention and resources to such efforts that we would ourselves, change their clinical development plans, promotional efforts or simultaneously develop and commercialize products in competition to those products we have licensed to them. Any of these actions could not be visible to us immediately and could negatively impact our ability to forecast and our ability to achieve the benefits and revenue we receive from such collaboration. In addition, in the event that a party fails to perform under a key collaboration agreement, or if a key collaboration agreement is terminated, the reduction in anticipated revenues could negatively impact our operations. In addition, the termination of a key collaboration agreement by one or more of our partners could have a material adverse impact on our ability to enter into additional collaboration agreements with new partners on favorable terms, if at all. In certain circumstances, the termination of a key collaboration agreement would require us to revise our corporate strategy going forward and reevaluate the applications and value of our technology.
Hylenex and our partners’ ENHANZE products and product candidates rely on the rHuPH20 enzyme, and any adverse development regarding rHuPH20 could substantially impact multiple areas of our business, including current and potential ENHANZE collaborations, as well as any proprietary programs.*
rHuPH20 is a key technological component of Hylenex and our ENHANZE technology and most of our ENHANZE partnered products and product candidates, including the current and future products and product candidates under our ENHANZE collaborations. We drive substantial portion of our revenues from our ENHANZE collaborations. Therefore, if there is an adverse development for rHuPH20 (e.g., an adverse regulatory determination relating to rHuPH20, if we are unable to obtain sufficient quantities of rHuPH20, if we are unable to obtain or maintain material proprietary rights to rHuPH20 or if we discover negative characteristics of rHuPH20), multiple areas of our business, including current and potential collaborations, as well as proprietary programs would be substantially impacted. For example, elevated anti-rHuPH20 antibody titers were detected in the registration trial for Baxalta’s HYQVIA product as well as in a former partner’s product in a Phase 2 clinical trial with rHuPH20, but have not been associated, in either case, with any adverse events. We monitor for antibodies to rHuPH20 in our collaboration and proprietary programs, and although we do not believe at this time that the incidence of non-neutralizing anti-rHuPH20 antibodies in either the HYQVIA program or the former partner’s program will have a significant impact on our proprietary product and our partners’ product and product candidates, there can be no assurance that there will not be other such occurrences in the foregoing programs or that concerns regarding these antibodies will not also be raised by the FDA or other health authorities in the future, which could result in delays or discontinuations of our Hylenex commercialization activities, the development or commercialization activities of our ENHANZE partners, or deter our entry into additional ENHANZE collaborations with third parties.

Our business strategy and our strategic focus is currently limited to only a few fields or applications of our technology which may increase the risk for potential negative impact from adverse developments. Future expansion of our strategic focus to additional applications of our technology may require the use of additional resources, result in increased expense and ultimately may not be successful.*
We routinely evaluate our business strategy, and may modify this strategy in the future in light of our assessment of unmet medical needs, growth potential, resource requirements, regulatory issues, competition, risks and other factors. As a result of these strategic evaluations, we may focus our resources and efforts on one or a few programs or fields and may suspend or reduce our efforts on other programs and fields. For example, in the fourth quarter of 2019, we decided to focus our resources on our ENHANZE technology and our commercial product, Hylenex. By focusing on these areas, we increase the potential impact on us if one of those partner programs does not successfully complete clinical trials, achieve commercial acceptance or meet expectations regarding sales and revenue. We may also expand our strategic focus by seeking new therapeutics applications of our technology or by acquiring new technologies which may require the use of additional resources, increased expense and would require the attention of senior management. For example, in May 2022, we acquired Antares as a means to expand our strategic focus into new therapeutic applications with a goal of diversifying the sources of our revenues. There can be no assurance that our investment in Antares or any such future investment of resources in new technologies will ultimately result in additional approved proprietary or partnered products or commercial success of new therapeutic applications of our technology.
Our partnered or proprietary product candidates may not receive regulatory approvals or their development may be delayed for a variety of reasons, including delayed or unsuccessful clinical trials, regulatory requirements or safety concerns. If we or our partners fail to obtain, or have delays in obtaining, regulatory approvals for any product candidates, our business, financial condition and results of operations may be materially adversely affected.*
Clinical testing of pharmaceutical products is a long, expensive and uncertain process, and the failure or delay of a clinical trial can occur at any stage, including the patient enrollment stage. Even if initial results of preclinical and nonclinical studies or clinical trial results are promising, our partners may obtain different results in subsequent trials or studies that fail to show the desired levels of dose safety and efficacy, we or our partners may not obtain applicable regulatory approval for our products for a variety of other reasons. Preclinical, nonclinical, and clinical trials for proprietary and partnered product candidates could be unsuccessful, which would delay or preclude regulatory approval and commercialization of the product candidates. In the U.S. and other jurisdictions, regulatory approval can be delayed, limited or not granted for many reasons, including, among others:
•during the course of clinical studies, the final data may differ from initial reported data, and clinical results may not meet prescribed endpoints for the studies or otherwise provide sufficient data to support the efficacy of our partners’ product candidates;
•clinical and nonclinical test results may reveal inferior pharmacokinetics, side effects, adverse events or unexpected safety issues associated with the use of our partners’ product candidates;
•regulatory review may not find that the data from preclinical testing and clinical trials justifies approval;
•regulatory authorities may require that we or our partners change their studies or conduct additional studies which may significantly delay or make continued pursuit of approval commercially unattractive;
•a regulatory agency may reject our and our partners’ trial data or disagree with their interpretations of either clinical trial data or applicable regulations;
•a regulatory agency may require additional safety monitoring and reporting through Risk Evaluation and Mitigation Strategies or conditions to assure safe use programs;
•we or a partner may decide to not pursue regulatory approval for such a product;
•a regulatory agency may not approve our manufacturing processes or facilities, or the processes or facilities of our partners, our contract manufacturers or our raw material suppliers;
•failure of our or our partners’ contract research organization, or CRO, to properly perform the clinical trial in accordance with the written protocol, our contractual obligations with them or applicable regulatory requirements;
•a regulatory agency may identify problems or other deficiencies in our existing manufacturing processes or facilities, or the existing processes or facilities of our partners, our contract manufacturers or our raw material suppliers;
•a regulatory agency may change its formal or informal approval requirements and policies, act contrary to previous guidance, adopt new regulations or raise new issues or concerns late in the approval process; or
•a proprietary or partnered product candidate may be approved only for indications that are narrow or under conditions that place the product at a competitive disadvantage, which may limit the sales and marketing activities for such product candidate or otherwise adversely impact the commercial potential of a product.
If a proprietary or partnered product candidate is not approved in a timely fashion or obtained on commercially viable terms, or if development of any product candidate is terminated due to difficulties or delays encountered in the regulatory approval process, it could have a material adverse impact on our business, financial condition and results of operation and we would become more dependent on the development of other proprietary or partnered product candidates and/or our ability to successfully acquire other technologies. There can be no assurances that we or our any partnered product candidate will receive regulatory approval in a timely manner, or at all. There can be no assurance that partners will be able to gain clarity as to the FDA’s requirements or that the requirements may be satisfied in a commercially feasible way, in which case our ability to enter into collaborations with third parties or explore other strategic alternatives to exploit an opportunity will be limited or may not be possible.
We anticipate that certain proprietary or partnered products will be marketed, and perhaps manufactured, in foreign countries. The process of obtaining regulatory approvals in foreign countries is subject to delay and failure for the reasons set forth above, as well as for reasons that vary from jurisdiction to jurisdiction. The approval process varies among countries and jurisdictions and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. Foreign regulatory agencies may not provide approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA.
Our third party partners are responsible for providing certain proprietary materials that are essential components of our partnered products and product candidates, and any failure to supply these materials could delay the development and commercialization efforts for these partnered products and product candidates and/or damage our collaborations. Our partners are also responsible for distributing and commercializing their products, and any failure to successfully commercialize their products could materially adversely affect our revenues.*
Our development and commercialization partners are responsible for providing certain proprietary materials that are essential components of our partnered products and product candidates. For example, Roche is responsible for producing the Herceptin and MabThera required for its subcutaneous products and Baxalta is responsible for producing the GAMMAGARD LIQUID for its product HYQVIA. If a partner, or any applicable third party service provider of a partner, encounters difficulties in the manufacture, storage, delivery, fill, finish or packaging of the partnered product or product candidate or component of such product or product candidate, such difficulties could (i) cause the delay of clinical trials or otherwise delay or prevent the regulatory approval of partnered product candidates; and/or (ii) delay or prevent the effective commercialization of partnered products. Such delays could have a material adverse effect on our business and financial condition. We also rely on our partners to commercialize and distribute their products and if they are unsuccessful in commercializing their products, the resulting royalty revenue we would receive may be lower than expected.
If we or our partners fail to comply with regulatory requirements applicable to promotion, sale and manufacturing of approved products, regulatory agencies may take action against us or them, which could significantly harm our business.*
Any approved products, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for these products, are subject to continual requirements and review by the FDA, state and foreign regulatory bodies. Regulatory authorities subject a marketed product, its manufacturer and the manufacturing facilities to continual review and periodic inspections. We, our partners and our respective contractors, suppliers and vendors, will be subject to ongoing regulatory requirements, including complying with regulations and laws regarding advertising, promotion and sales of drug products, required submissions of safety and other post-market information and reports, registration requirements, cGMP regulations (including requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation), and the requirements regarding the distribution of samples to physicians and recordkeeping requirements. Further, because some of our proprietary and partnered products and product candidates are drug/device combination products, we and our partners will have to comply with extensive regulatory requirements than would otherwise be required for products that are not combination products. Regulatory agencies may change existing requirements or adopt new requirements or policies. We, our partners and our respective contractors, suppliers and vendors, may be slow to adapt or may not be able to adapt to these changes or new requirements.
In particular, regulatory requirements applicable to pharmaceutical products make the substitution of suppliers and manufacturers costly and time consuming. We have minimal internal manufacturing capabilities and are, and expect to be in the future, substantially dependent on contract manufacturers and suppliers for the manufacture of our products and for their active and other ingredients. The disqualification of these manufacturers and suppliers through their failure to comply with regulatory requirements could negatively impact our business because the delays and costs in obtaining and qualifying alternate suppliers (if such alternative suppliers are available, which we cannot assure) could delay our or our partners’ clinical trials or otherwise inhibit our or partners’ ability to bring approved products to market, which would have a material adverse effect on our business and financial condition. Likewise, if we, our partners and our respective contractors, suppliers and vendors involved in sales and promotion of our products do not comply with applicable laws and regulations, for example off-label or false or misleading promotion, this could materially harm our business and financial condition.

Failure to comply with regulatory requirements may result in adverse regulatory actions including but not limited to, any of the following:
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
Failure to successfully integrate the Antares business, or failure of the Antares business to perform could adversely impact our stock price and future business and operations.*
In May 2022, we completed the acquisition of Antares. Our integration of the Antares business into our operations will be a complex and time-consuming process that may not be successful. The primary areas of focus for successfully combining the business of Antares with our operations may include, among others: retaining and integrating management and other key employees; aligning and prioritizing product development initiatives, integrating information, communications and other systems; and managing the growth of the combined company.
Even if we successfully integrate the business of Antares into our operations, we may not realize the anticipated benefits. We acquired Antares with the expectation that the acquisition will result in various benefits for the combined company, including providing an opportunity for increased revenues, expansion into additional market segments and the ability to leverage existing U.S. commercial infrastructure to promote the companies' proprietary products. Increased competition and/or deterioration in business conditions may limit our ability to expand this business. As such, we may not be able to realize the benefits anticipated in connection with the acquisition.
We may need to raise additional capital in the future and there can be no assurance that we will be able to obtain such funds.*
We may need to raise additional capital in the future to fund our operations for general corporate purposes if we do not achieve the level of revenues we expected. Our current cash reserves and expected revenues may not be sufficient for us to fund general operations and conduct our business at the level desired. In addition, if we engage in acquisitions of companies, products or technologies in order to execute our business strategy, we may need to raise additional capital. We may raise additional capital in the future through one or more financing vehicles that may be available to us including (i) new collaborative agreements; (ii) expansions or revisions to existing collaborative relationships; (iii) private financings; (iv) other equity or debt financings; (v) monetizing assets; and/or (vi) the public offering of securities.
If we are required to raise additional capital in the future, it may not be available on favorable financing terms within the time required, or at all. If additional capital is not available on favorable terms when needed, we will be required to raise capital on adverse terms or significantly reduce operating expenses through the restructuring of our operations or deferral of strategic business initiatives. If we raise additional capital through a public offering of securities or equity, a substantial number of additional shares may be issued, which will dilute the ownership interest of our current investors and may negatively affect our stock price.
We currently have significant debt and expect to incur additional debt. Failure by us to fulfill our obligations under the applicable debt agreements may cause the repayment obligations to accelerate.*
The aggregate amount of our consolidated indebtedness, net of debt discount, as of June 30, 2022 was $1,246.2 million, which includes $250.0 million under our 2022 term facility, $120.0 million under our 2022 Revolving facility, $90.9 million in aggregate principal amount of the 2024 Convertible Notes and $805.0 million in aggregate principal amount of the 2027 Convertible Notes, net of unamortized debt discount of $1.3 million, $16.1 million and $2.4 million for 2024 Convertible Notes, 2027 Convertible Notes and 2022 term facility, respectively.
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
In addition, our 2022 Credit Agreement includes certain affirmative and negative covenants, that, among other things, may restrict our ability to: create liens on assets; incur additional indebtedness; make investments; make acquisitions and other fundamental changes; and sell and dispose of property or assets. The 2022 Credit Agreement also includes financial covenants requiring us to maintain, measured as of the end of each fiscal quarter, a maximum consolidated net leverage ratio of 4.75 to 1.00 initially, which declines to 4.00 to 1.00 over the term of the loan facility, and a minimum consolidated interest coverage ratio of 3.00 to 1.00. The 2022 Credit Agreement also contains customary representations and warranties and events of default. Complying with the covenants contained in the 2022 Credit Agreement could make it more difficult for us to execute our business strategy. Further, in the event of default by us under the 2022 Credit Agreement, the lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the 2022 Credit Agreement which would harm our financial condition.
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
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. Even if holders of the Convertible Notes do not elect to convert their notes, we are required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability when the conditional conversion feature is triggered, which results in a material reduction of our net working capital. For example, as of June 30, 2022, the conditional conversion feature was triggered and our 2024 Convertible Notes are classified as a current liability.
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
If proprietary or partnered product candidates are approved for marketing but do not gain market acceptance resulting in commercial performance below that which was expected or projected, our business may suffer.*

Assuming that existing or future proprietary or partnered product candidates obtain the necessary regulatory approvals for commercial sale, a number of factors may affect the market acceptance of these newly-approved products, including, among others:
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
•the ability and willingness of our partners to fund sales and marketing efforts; and
•the effectiveness of the sales and marketing efforts of our partners.
If these proprietary or partnered products do not gain or maintain market acceptance or experience reduced sales resulting in commercial performance below that which was expected or projected, the revenues we expect to receive from these products will be diminished which could harm our ability to fund future operations, including conduct acquisitions, execute our planned share repurchases, or affect our ability to use funds for other general corporate purposes and cause our business to suffer.
In addition, our proprietary or partnered product candidates will be restricted to the labels approved by FDA and applicable regulatory bodies, and these restrictions may limit the marketing and promotion of the ultimate products. If the approved labels are restrictive, the sales and marketing efforts for these products may be negatively affected.
Our ability to license our ENHANZE and device technologies to our partners depends on the validity of our patents and other proprietary rights.*
Patents and other proprietary rights are essential to our business. Our success will depend in part on our ability to obtain and maintain patent protection for our inventions, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have multiple patents and patent applications throughout the world pertaining to our recombinant human hyaluronidase and methods of use and manufacture, including an issued U.S. patent which expires in 2027 and an issued European patent which expires in 2024, which we believe cover the products and product candidates under our existing collaborations, and Hylenex. Although we believe our patent filings represent a barrier to entry for potential competitors looking to utilize these hyaluronidases, upon expiration of our patents other pharmaceutical companies may (if they do not infringe our other patents) seek to compete with us by developing, manufacturing and selling biosimilars to the active drug ingredient in our ENHANZE technology used by our partners in combination with their products. Any such loss of patent protection or proprietary rights could lead to a reduction or loss of revenues, incentivize one or more of our key ENHANZE partners to terminate their relationship with us and impact our ability to enter into new collaboration and license agreements.
Developing, manufacturing and marketing pharmaceutical products for human use involves significant product liability risks for which we may have insufficient insurance coverage.*
The development, manufacture, testing, marketing and sale of pharmaceutical products and medical devices involves the risk of product liability claims by consumers and other third parties. Product liability claims may be brought by individuals seeking relief for themselves, or by groups seeking to represent a class of injured patients. Further, third party payers, either individually or as a putative class, may bring actions seeking to recover monies spent on one of our products. Although we maintain product liability insurance coverage, product liability claims can be high in the pharmaceutical industry, and our insurance may not sufficiently cover our actual liabilities. If product liability claims were to be made against us, it is possible that the liabilities may exceed the limits of our insurance policy, or our insurance carriers may deny, or attempt to deny, coverage in certain instances. If a lawsuit against us is successful, then the insurance coverage may not be sufficient and could materially and adversely affect our business and financial condition. Furthermore, various distributors of pharmaceutical products require minimum product liability insurance coverage before purchase or acceptance of products for distribution. Failure to satisfy these insurance requirements could impede our ability to achieve broad distribution of our proposed products, and higher insurance requirements could impose additional costs on us. In addition, since many of our partnered product candidates include the pharmaceutical products of a third party, we run the risk that problems with the third party pharmaceutical product will give rise to liability claims against us. Product liability claims can also result in additional regulatory consequences including, but not limited to, investigations and regulatory enforcement actions, as well as recalls, revocation or approvals, or labeling, marketing or promotional restrictions or changes. Product liability claims could also harm our reputation and the reputation of our products, adversely affecting our ability to market our products successfully. In addition, defending a product liability lawsuit is expensive and can divert the attention of our key employees from operating our business. Such claims can also impact our ability to initiate or complete clinical trials.

If our partners do not achieve projected development, clinical, or regulatory goals in the timeframes publicly announced or otherwise expected, the commercialization of our partnered products may be delayed and, as a result, our stock price may decline, and we may face lawsuits relating to such declines.
From time to time, our partners may publicly articulate the estimated timing for the accomplishment of certain scientific, clinical, regulatory and other product development goals. The accomplishment of any goal is typically based on numerous assumptions, and the achievement of a particular goal may be delayed for any number of reasons both within and outside of our and our partners’ control. If scientific, regulatory, strategic or other factors cause a partner to not meet a goal, regardless of whether that goal has been publicly articulated or not, our stock price may decline rapidly. Stock price declines may also trigger direct or derivative shareholder lawsuits. As with any litigation proceeding, the eventual outcome of any legal action is difficult to predict. If any such lawsuits occur, we will incur expenses in connection with the defense of these lawsuits, and we may have to pay substantial damages or settlement costs in connection with any resolution thereof. Although we have insurance coverage against which we may claim recovery against some of these expenses and costs, the amount of coverage may not be adequate to cover the full amount or certain expenses and costs may be outside the scope of the policies we maintain. In the event of an adverse outcome or outcomes, our business could be materially harmed from depletion of cash resources, negative impact on our reputation, or restrictions or changes to our governance or other processes that may result from any final disposition of the lawsuit. Moreover, responding to and defending pending litigation significantly diverts management’s attention from our operations.
In addition, the consistent failure to meet publicly announced milestones may erode the credibility of our management team with respect to future milestone estimates.
Future acquisitions could disrupt our business and harm our financial condition.
In order to augment our product pipeline or otherwise strengthen our business, we acquired Antares in May 2022 and we may decide to acquire additional businesses, products and technologies. As we have limited experience in evaluating and completing acquisitions, our ability as an organization to make such acquisitions is unproven. Acquisitions could require significant capital infusions and could involve many risks, including, but not limited to, the following:
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
•certain acquisitions may impact our relationship with existing or potential partners who are competitive with the acquired business, products or technologies;
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
If any of these risks occurred, it could adversely affect our business, financial condition and operating results. There is no assurance that we will be able to identify or consummate any future acquisitions on acceptable terms, or at all. If we do pursue any future acquisitions, it is possible that we may not realize the anticipated benefits from such acquisitions or that the market will not view such acquisitions positively.
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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. The high and low sales prices of our common stock during the twelve months ended June 30, 2022 were $48.58 and $31.36, respectively. In addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:
•the presence of competitive products to those being developed by our partners;
•failure (actual or perceived) of our partners to devote attention or resources to the development or commercialization of partnered products or product candidates licensed to such partner;
•a dispute regarding our failure, or the failure of one of our partners, to comply with the terms of a collaboration agreement;
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
•the cost associated with obtaining regulatory approval for any of our proprietary or partnered product candidates;
•the failure, for any reason, to secure or defend our intellectual property position;
•the failure or delay of applicable regulatory bodies to approve our proprietary partnered product candidates;
•identification of safety or tolerability issues;
•failure of our our or our partners’ clinical trials to meet efficacy endpoints;
•suspensions or delays in the conduct of our or our partners’ clinical trials or securing of regulatory approvals;
•adverse regulatory action with respect to our proprietary or partnered products and product candidates such as loss of regulatory approval to commercialize such products, clinical holds, imposition of onerous requirements for approval or product recalls;
•our failure, or the failure of our partners, to successfully commercialize products approved by applicable regulatory bodies such as the FDA;
•our failure, or the failure of our partners, to generate product revenues anticipated by investors;
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
We are currently a “Well-Known Seasoned Issuer” and may file automatic shelf registration statements at any time with the SEC. Sales of substantial amounts of shares of our common stock or other securities under any future shelf registration statements could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

Anti-takeover provisions in our charter documents, the Indentures and Delaware law may make an acquisition of us more difficult.*
Anti-takeover provisions in our charter documents, the Indentures and Delaware law may make an acquisition of us more difficult. First, our Board of Directors is classified into three classes of directors. Under Delaware law, directors of a corporation with a classified board may be removed only for cause unless the corporation’s certificate of incorporation provides otherwise. Our amended and restated certificate of incorporation does not provide otherwise. In addition, our bylaws limit who may call special meetings of stockholders, permitting only stockholders holding at least 50% of our outstanding shares to call a special meeting of stockholders. Our amended and restated certificate of incorporation does not include a provision for cumulative voting for directors. Under cumulative voting, a minority stockholder holding a sufficient percentage of a class of shares may be able to ensure the election of one or more directors. Finally, our bylaws establish procedures, including advance notice procedures, with regard to the nomination of candidates for election as directors and stockholder proposals.
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
Further, in connection with our Convertible Notes issuances, we entered into an indenture dated as of November 18, 2019 and an indenture dated as of March 1, 2021 (the “Indentures”), with The Bank of New York Mellon Trust Company, N.A., as trustee. Certain provisions in the Indenture could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the Convertible Notes will have the right to require us to repurchase their Convertible Notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their Convertible Notes in connection with such takeover. . In addition, a change of control constitutes an event of default under our 2022 Credit Agreement. Such event of default could result in the administrative agent or the lender parties thereto declaring the unpaid principal, all accrued and unpaid interest, and all other amounts owing or payable under the 2022 Credit Agreement to be immediately due and payable. In either case, and in other cases, our obligations under the Convertible Notes, the Indentures and the 2022 Credit Agreement could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.
In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit large stockholders from consummating a merger with, or acquisition of, us.
These provisions may deter an acquisition of us that might otherwise be attractive to stockholders.
Risks Related to Our Industry
Our or our partnered products must receive regulatory approval before they can be sold, and compliance with the extensive government regulations is expensive and time consuming and may result in the delay or cancellation of our or our partnered product sales, introductions or modifications.*
Extensive industry regulation has had, and will continue to have, a significant impact on our business. All pharmaceutical and medical device companies, including ours, are subject to extensive, complex, costly and evolving regulation by the health regulatory agencies including the FDA (and with respect to controlled drug substances, the U.S. Drug Enforcement Administration (DEA)) and equivalent foreign regulatory agencies and state and local/regional government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packaging, labeling, storing, recordkeeping, safety, approval, advertising, promotion, sale and distribution of our product and our partners’ products and product candidates. We are dependent on receiving FDA and other governmental approvals, including regulatory approvals in jurisdictions outside the United States, prior to manufacturing, marketing and shipping our products. Consequently, there is always a risk that the FDA or other applicable governmental authorities, including those outside the United States, will not approve our partners’ products or may impose onerous, costly and time-consuming requirements such as additional clinical or animal testing. Regulatory authorities may require that our partners’ change our studies or conduct additional studies, which may significantly delay or make continued pursuit of approval commercially unattractive to our partners. For example, the approval of Baxalta’s HYQVIA BLA was delayed by the FDA until we and Baxalta provided additional preclinical data sufficient to address concerns regarding non-neutralizing antibodies to rHuPH20 that were detected in the registration trial. Although these antibodies have not been associated with any known adverse clinical effects, and the HYQVIA BLA was ultimately approved by the FDA, the FDA or other foreign regulatory agency may, at any time, halt our and our partners’ development and commercialization activities due to safety concerns. In addition, even if our proprietary or or partnered products are approved, regulatory agencies may also take post-approval action limiting or revoking our or our partners’ ability to sell these products. Any of these regulatory actions may adversely affect the economic benefit we may derive from our proprietary or our partnered products and therefore harm our financial condition.

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
Because some of our and our partners’ products and product candidates are considered to be drug/device combination products, the approval and post-approval requirements that we and they are required to comply with can be more complex.*
Many of our and our partners’ products and product candidates are considered to be drug/device combination products by the FDA, consisting of a drug product and a drug delivery device. If marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. A combination product, however, is assigned to a center that will have primary jurisdiction over its pre-market review and regulation based on a determination of the product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of our and our partners’ products and product candidates, the primary mode of action is typically attributable to the drug component of the products, which means that the Center of Drug Evaluation and Research has primary jurisdiction over the products’ premarket development and review. These products and product candidates will be and have been subject to the FDA drug approval process and will not require a separate FDA clearance or approval for the device component. Even though these products and product candidates will not require a separate FDA clearance or approval, both the drug and device centers within the FDA will review the marketing application for safety, the efficacy of both the drug and device component, including the design and reliability of the injector, and a number of other different areas, such as to ensure that the drug labeling adequately discloses all relevant information and risks, and to confirm that the instructions for use are accurate and easy to use. These reviews could increase the time needed for review completion of a successful application and may require additional studies, such as usage studies, to establish the validity of the instructions. Such reviews and requirements may extend the time necessary for the approval of drug-device combinations. In the case of combination product candidates for which we or our partners are seeking approval via the ANDA pathway, it is also possible that the agency may decide that the unique nature of combination products leads it to question the claims of bioequivalence and/or same labeling, resulting in the need to refile the application under Section 505(b)(2). This may result in delays in product approval and may cause us or our partners to incur additional costs associated with testing, including clinical trials. Approval via the 505(b)(2) pathway may also result in additional selling expenses and a decrease in market acceptance due to the lack of substitutability by pharmacies or formularies. In addition, approval under the 505(b)(2) or ANDA regulatory pathway is not a guarantee of an exclusive position for the approved product in the marketplace.
Further, although precedent and guidance exist for the approval of such combination products, FDA could change what it requires or how it reviews submissions. Changes in review processes or the requirement for the study of combination products could delay anticipated launch dates or be cost prohibitive. Such delay or failure to launch these products or devices could adversely affect our revenues and future profitability. If our or our partners’ combination product candidates are approved, we, our partners, and any of our respective contractors will be required to comply with FDA regulatory requirements related to both drugs and devices. For instance, drug/device combination products must comply with both the drug cGMPs and device QSRs. Depending on whether the drug and device components are at the same facility, however, the FDA regulations provide a streamlined method to comply with both sets of requirements. The FDA has specifically promulgated guidance on injectors, which discuss FDA’s requirements with respect to marketing application and post-market injector design controls and reliability analyses. Additionally, drug/device combination products will be subject to additional FDA and constituent part reporting requirements. Compliance with these requirements will require additional effort and monetary expenditure.

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
Our business operations and activities may be directly, or indirectly, subject to various broad federal and state healthcare laws, including without limitation, anti-kickback laws, the Foreign Corrupt Practices Act (FCPA), false claims laws, civil monetary penalty laws, data privacy and security laws, tracing and tracking laws, as well as transparency (or “sunshine”) laws regarding payments or other items of value provided to healthcare providers. These laws may restrict or prohibit a wide range of business activities, including, but not limited to, research, manufacturing, distribution, pricing, discounting, marketing and promotion and other business arrangements. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as sales, marketing and education programs. Many states have similar healthcare fraud and abuse laws, some of which may be broader in scope and may not be limited to items or services for which payment is made by a government health care program.
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
We may incur significant liability if it is determined that we are promoting or have in the past promoted the “off-label” use of drugs or medical devices, or otherwise promoted or marketed approved products in a manner inconsistent with the FDA’s requirements.*
In the U.S. and certain other jurisdictions, companies may not promote drugs or medical devices for “off-label” uses, that is, uses that are not described in the product’s labeling and that differ from those that were approved or cleared by the FDA or other foreign regulatory agencies. However, physicians and other healthcare practitioners may prescribe drug products and use medical devices for off-label or unapproved uses, and such uses are common across some medical specialties. Although the FDA does not regulate a physician’s choice of medications, treatments or product uses, the Federal Food, Drug and Cosmetic Act and FDA regulations significantly restrict permissible communications on the subject of off-label uses of drug products and medical devices by pharmaceutical and medical device companies. As the sponsors of FDA approved products, we and our partners will not only be responsible for the actions of the companies but also can be held liable for the actions of employees and contractors, requiring that all employees and contractors engaging in regulated functions, such as product promotion, be adequately trained and monitored, which requires time and monetary expenditures.
If the FDA determines that a company has improperly promoted a product “off label” or otherwise not in accordance with the agency’s promotional requirements, the FDA may issue a warning letter or seek other enforcement action to limit or restrict certain promotional activities or materials or seek to have product withdrawn from the market or seize product, among other enforcement requirements. In addition, a company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil fines, criminal fines and penalties, civil damages and exclusion from federal funded healthcare programs such as Medicare and Medicaid and/or government contracting, consent decrees and corporate integrity agreements, as well as potential liability under the federal FCA and applicable state false claims acts. Conduct giving rise to such liability could also form the basis for private civil litigation by third-party payers or other persons allegedly harmed by such conduct.
Moreover, in addition to the regulatory restrictions on off-label promotion, there are other FDA restrictions on and requirements concerning product promotion and advertising, such as requirements that such communications be truthful and non-misleading and adequately supported. The FDA also has requirements concerning the distribution of drug samples. The FDA and other authorities may take the position that we are not in compliance with promotional, advertising, and marketing requirements, and, if such non-compliance is proven, we may be subject to significant liability, including but not limited to administrative, civil and criminal penalties and fines, in addition to regulatory enforcement actions.
For certain of our products, we and our independent contractors, distributors, prescribers, and dispensers are required to comply with regulatory requirements related to controlled substances, which will require the expenditure of additional time and will incur additional expenses to maintain compliance and may subject us to additional penalties for noncompliance, which could inhibit successful commercialization.*
Certain of our products are controlled substances and accordingly, we, and our contractors, distributors, prescribers, and dispensers must comply with Federal controlled substances laws and regulations, enforced by the U.S. Drug Enforcement Administration (“DEA”), as well as state-controlled substances laws and regulations enforced by state authorities. These requirements include, but are not limited to, registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, and other requirements. These requirements are enforced by the DEA through periodic inspections. Not only must continuous controlled substance registration be maintained, but compliance with the applicable controlled substance requirements will require significant efforts and expenditures, which could also inhibit the successful commercialization. If we and our contractors, distributors, prescribers, and dispensers do not comply with the applicable controlled substance requirements, we or they may be subject to administrative, civil or criminal enforcement, including civil penalties, refusals to renew necessary registrations, revocation of registrations, criminal proceedings, or consent decrees.

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
If third party reimbursement and customer contracts are not available, our proprietary and partnered products may not be accepted in the market resulting in commercial performance below that which was expected or projected.
Our and our partners’ ability to earn sufficient returns on proprietary and partnered products will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, managed care organizations and other healthcare providers.
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
The rising cost of healthcare and related pharmaceutical product pricing has led to cost containment pressures from third-party payers as well as changes in federal coverage and reimbursement policies and practices that could cause us and our partners to sell our products at lower prices, and impact access to our and our partners’ products, resulting in less revenue to us.*
Any of our proprietary or partnered products that have been, or in the future are, approved by the FDA may be purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations and managed care organizations. Such third party payors increasingly challenge pharmaceutical product pricing. The trend toward managed healthcare in the U.S., the growth of such organizations, and various legislative proposals and enactments to reform healthcare and government insurance programs, including the Medicare Prescription Drug Modernization Act of 2003 and the Affordable Care Act of 2010 (ACA), could significantly influence the manner in which pharmaceutical products are prescribed and purchased, resulting in lower prices and/or a reduction in demand. Such cost containment measures and healthcare reforms could adversely affect our ability to sell our product and our partners’ ability to sell their products.
In the U.S., our business may be impacted by changes in federal reimbursement policy resulting from executive actions, federal regulations, or federal demonstration projects.

The federal administration and/or agencies, such as the Centers for Medicare & Medicaid Services, or CMS, have announced a number of demonstration projects, recommendations and proposals to implement various elements described in the drug pricing blueprint. CMS, the federal agency responsible for administering Medicare and overseeing state Medicaid programs and Health Insurance Marketplaces, has substantial power to implement policy changes or demonstration projects that can quickly and significantly affect how drugs, including our products, are covered and reimbursed. For example, in November 2020, former President Trump announced the interim final rule to implement the Most Favored Nations drug pricing model seeking to tie Medicare payment rates to an international index price. This final rule was subsequently rescinded by CMS. Additionally, a number of Congressional committees have also held hearings and evaluated proposed legislation on drug pricing and payment policy which may affect our business. For example, in July 2019, the Senate Finance Committee advanced a bill that in part would penalize pharmaceutical manufacturers for increasing drug list prices covered by Medicare Part B and Part D, faster than the rate of inflation, and cap out-of-pocket expenses for Medicare Part D beneficiaries. Several other proposals have been introduced that, if enacted and implemented, could affect access to and sales of our and our partners’ products, allow the federal government to engage in price negotiations on certain drugs, and allow importation of prescription medication from Canada or other countries.
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
To help patients afford certain of our products, we offer discount, rebate, and co-pay coupon programs. Co-pay coupon programs have received some negative publicity related to their use to promote branded pharmaceutical products over other less costly alternatives. CMS recently has issued a regulation imposing additional obligations on manufacturers in order to continue excluding such programs from government pricing calculations to avoid payment of increased Medicaid rebates. In recent years, other pharmaceutical manufacturers have been named in class action lawsuits challenging the legality of their co-pay programs under a variety of federal and state laws. Our co-pay coupon programs could become the target of similar lawsuits or insurer actions. It is possible that the outcome of litigation against other manufacturers, changes in insurer policies regarding co-pay coupons, and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these programs.
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
We face intense competition and rapid technological change that could result in the development of products by others that are competitive with or superior to our proprietary and partnered products, including those under development.
Our proprietary and partnered products have numerous competitors in the U.S. and abroad including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that have developed competing products. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. The competitors for Hylenex recombinant include, but are not limited to, Bausch Health

Companies, Inc.’s FDA-approved product, Vitrase®, an ovine (ram) hyaluronidase, and Amphastar Pharmaceuticals, Inc.’s product, Amphadase®, a bovine (bull) hyaluronidase. For our ENHANZE technology, such competitors may include major pharmaceutical and specialized biotechnology firms. These competitors may develop technologies and products that are more effective, safer, or less costly than our current or future proprietary and partnered products and product candidates or that could render our and our partners’ products, technologies and product candidates obsolete or noncompetitive.
General Risks
Our inability to attract, hire and retain key management and scientific personnel could negatively affect our business.
Our success depends on the performance of key management and scientific employees with relevant experience. We depend substantially on our ability to hire, train, motivate and retain high quality personnel, especially our scientists and management team. If we are unable to identify, hire and retain qualified personnel, our ability to support current and future alliances with strategic partners could be adversely impacted. Our use of domestic and international third-party contractors, consultants and staffing agencies also subjects us to potential co-employment liability claims.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risks during the quarter ended June 30, 2022.
As of June 30, 2022, our cash equivalents and marketable securities consisted of investments in money market funds, U.S. Treasury securities, asset-backed securities, corporate debt obligations and commercial paper. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. Based on our current investment portfolio as of June 30, 2022, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
On May 24, 2022, we completed the acquisition of Antares. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded Antares from our evaluation for the period ended June 30, 2022. We are in the process of integrating Antares into our system of internal control over financial reporting.
Except as noted above. there have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.Risk Factors
Reflecting our recent acquisition of Antares Pharma, Inc., we have provided some new and updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We believe these new and updated Risk Factors provide important disclosures regarding additional risks we face. The heading of each new and significantly updated Risk Factor is marked with an “*”. Other than the additions reflecting the acquisition of Antares, there have been no updates that have materially changed the type or magnitude of risks we face in comparison to the disclosure provided in our most recent Annual Report on form 10-K.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases of our common stock during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Weighted-Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Programs (thousands)
April 1, 2022 through April 30, 2022	—	$—	—	$600,000
May 1, 2022 through May 31, 2022	—	$—	—	$600,000
June 1, 2022 through June 30, 2022	—	$—	—	$600,000
Total	—		—

In November, 2019, we announced that our Board of Directors authorized a capital return program to repurchase up to $550.0 million of outstanding common stock during a three-year period. The $550.0 million share repurchase program was completed in October 2021. In December 2021, the Board of Directors authorized a second capital return program to repurchase up to $750.0 million of outstanding stock over a three-year period. Also in December 2021, as part of the second capital return program, we entered into an ASR agreement to repurchase $150.0 million of common stock. At inception pursuant to the agreement, we paid $150.0 million to Bank of America and took initial delivery of 3.5 million shares. In June 2022, we finalized the transaction and received an additional 0.4 million shares.
Item 3.Defaults Upon Senior Securities
Not applicable.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits

2.1	Agreement and Plan Merger among Halozyme Therapeutics, Inc., Atlas Merger Sub, Inc. and Antares Pharma, Inc. dated as of April 12, 2022 (1)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws, as amended (3)
4.1	Indenture, dated November 18, 2019, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, and the Registrant (4)

4.2	Form of Note, dated November 18, 2019, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, and the Registrant (4)

4.3	Indenture, dated March 1, 2021, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, and the Registrant (5)

4.4	Form of Note, dated March 1, 2021, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, and the Registrant (5)

4.5	Credit Agreement, dated as of May 24, 2022, by and among Halozyme Therapeutics, Inc., the Guarantors, Bank of America N.A. and each of those additional Lenders that are a party to such agreement. (6)

4.6	Security Agreement, dated as of May 24, 2022, by and among Halozyme Therapeutics, Inc., the Guarantors and Bank of America N.A (6).

10.1	Lease Agreement, dated July 1, 2019, by and between Antares Pharma, Inc. and Whitewater Properties I, LLC. (7)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline Taxonomy Extension Schema Document.

101.CAL	Inline Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline Taxonomy Extension Label Linkbase Document.

101.PRE	Inline Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
(2)Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 3, 2019.
(3)Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 10, 2021.
(4)Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed November 18, 2019.
(5)Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 1, 2021.
(6)Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 24, 2022.
(7)Incorporated by reference to Antares Pharma, Inc.’s Current Report on Form 8-K, filed July 5, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	August 9, 2022	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 9, 2022	/s/ Nicole LaBrosse
Nicole LaBrosse Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)