Form 10-Q
period 2022-09-30
HALOZYME THERAPEUTICS, INC.
filed 2022-11-08
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 135,213,058 as of October 31, 2022.

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
•Use of our partnered or proprietary products and product candidates could be associated with adverse events or product recalls.
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
•Our business strategy is focused on growth of our ENHANZE technology, our autoinjector technology, our commercial products and potential growth through acquisition. Currently, ENHANZE is the largest revenue driver and as a result there is a risk for potential negative impact from adverse developments. Future expansion of our strategic focus to additional applications of our ENHANZE technology or by acquiring new technologies may require the use of additional resources, result in increased expense and ultimately may not be successful.
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
•Our third-party partners are responsible for providing certain proprietary materials that are essential components of our partnered products and product candidates, and any failure to supply these materials could delay the development and commercialization efforts for these partnered products and product candidates and/or damage our collaborations. Our partners are also responsible for distributing and commercializing their products, and any failure to successfully commercialize their products could materially adversely affect our revenues.
•If we or our partners fail to comply with regulatory requirements applicable to promotion, sale and manufacturing of approved products, regulatory agencies may take action against us or them, which could harm our business.
•Failure to successfully integrate the Antares business, or failure of the Antares business to perform could adversely impact our stock price and future business and operations.
•We may need to raise additional capital in the future and there can be no assurance that we will be able to obtain such funds.
•We currently have significant debt and expect to incur additional debt. Failure by us to fulfill our obligations under the applicable debt agreements may cause repayment obligations to accelerate.

•The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
•Conversion of our Convertible Notes may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.
•If proprietary or partnered product candidates are approved for commercialization but do not gain market acceptance resulting in commercial performance below that which was expected or projected, our business may suffer.
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
•Patent protection for protein-based therapeutic products and other biotechnology inventions is subject to uncertainty, and if patent laws or the interpretation of patent laws change, our competitors may be able to develop and commercialize products based on our discoveries.
•If third-party reimbursement and customer contracts are not available, our proprietary and our partnered products may not be accepted in the market resulting in commercial performance below that which was expected or projected.

•The rising cost of healthcare and related pharmaceutical product pricing has led to cost containment pressures from third-party payers as well as changes in federal coverage and reimbursement policies and practices that could cause us and our partners to sell our products at lower prices, and impact access to our and our partners’ products, resulting in less revenue to us.
•We face competition and rapid technological change that could result in the development of products by others that are competitive with or superior to our proprietary and partnered products, including those under development.

General Risks
•If we are unable to attract, hire and retain key management and scientific personnel our business could be negatively affected.
•Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event.
•Cyberattacks, security breaches or system breakdowns may disrupt our operations and harm our operating results and reputation.

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$147,159	$118,719
Marketable securities, available-for-sale	118,425	622,203
Accounts receivable, net and contract assets	233,302	90,975
Inventories, net	103,276	53,908
Prepaid expenses and other current assets	51,039	40,482
Total current assets	653,201	926,287
Property and equipment, net	36,674	8,794
Prepaid expenses and other assets	25,783	13,414
Goodwill	199,481	—
Intangible assets, net	948,904	—
Deferred tax assets, net	—	155,434
Restricted cash	500	500
Total assets	$1,864,543	$1,104,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,166	$1,541
Accrued expenses	74,317	24,441
Deferred revenue, current portion	3,586	1,746
Current portion of long-term debt, net	13,315	89,419
Total current liabilities	109,384	117,147
Deferred revenue, net of current portion	2,833	2,530
Long-term debt, net	1,491,156	787,255
Other long-term liabilities	5,418	544
Deferred tax liabilities, net	28,989	—
Contingent liability	129,772	—
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 135,211 and 137,498 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	135	138
Additional paid-in capital	13,177	256,347
Accumulated other comprehensive loss	(1,836)	(620)
Retained earnings (accumulated deficit)	85,515	(58,912)
Total stockholders’ equity	96,991	196,953
Total liabilities and stockholders’ equity	$1,864,543	$1,104,429
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Royalties	$99,551	$58,563	$254,496	$141,264
Product sales, net	61,427	25,047	129,867	77,173
Revenues under collaborative agreements	47,998	32,220	94,257	122,870
Total revenues	208,976	115,830	478,620	341,307
Operating expenses:
Cost of sales	47,319	18,589	97,184	59,826
Amortization of intangibles	27,193	—	38,596	—
Research and development	16,705	8,486	44,041	25,564
Selling, general and administrative	34,467	13,169	105,777	36,549
Total operating expenses	125,684	40,244	285,598	121,939
Operating income	83,292	75,586	193,022	219,368
Other income (expense):
Investment and other income, net	641	274	194	771
Inducement expense related to convertible notes	(2,712)	—	(2,712)	(20,960)
Interest expense	(7,514)	(1,754)	(12,377)	(5,471)
Net income before income taxes	73,707	74,106	178,127	193,708
Income tax expense (benefit)	12,073	(142,481)	33,700	(142,232)
Net income	$61,634	$216,587	$144,427	$335,940

Net income per share:
Basic	$0.45	$1.53	$1.05	$2.39
Diluted	$0.44	$1.48	$1.02	$2.28

Shares used in computing net income per share:
Basic	136,527	142,021	137,370	140,815
Diluted	139,387	146,690	141,019	147,652
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$61,634	$216,587	$144,427	$335,940
Other comprehensive income:
Unrealized gain (loss) on marketable securities	182	8	(1,257)	(76)
Foreign currency translation adjustment	(1)	—	1	15
Unrealized gain on foreign currency	—	2	40	25
Total comprehensive income	$61,815	$216,597	$143,211	$335,904
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,

	2022	2021
Operating activities:
Net income	$144,427	$335,940
Adjustments to reconcile net income to net cash provided by in operating activities:
Share-based compensation	17,174	15,694
Depreciation and amortization	3,931	2,224
Amortization of intangible assets	38,596	—
Amortization of debt discount	6,007	2,674
Accretion of discounts on marketable securities, net	985	1,518
Realized loss on marketable securities	1,727	—
Loss on disposal of equipment	80	—
Recognition of deferred revenue	(1,573)	(997)
Lease payments deferred	(638)	(568)
Induced conversion expense related to convertible notes	2,712	20,960
Deferred income taxes	25,329	(142,481)
Other	(228)	(4)
Changes in operating assets and liabilities:
Accounts receivable, net and other contract assets	(76,186)	(14,369)
Inventories	(14,536)	5,152
Prepaid expenses and other assets	(14,359)	(6,513)
Accounts payable and accrued expenses	24,209	(2,306)
Net cash provided by operating activities	157,657	216,924
Investing activities:
Purchases of marketable securities	(225,689)	(283,354)
Proceeds from sales and maturities of marketable securities	725,995	177,833
Acquisitions of business, net of cash acquired	(999,120)	—
Purchases of property and equipment	(2,466)	(1,299)
Proceeds from the sale of assets	16,021	—
Net cash used in investing activities	(485,259)	(106,820)
Financing activities:
Proceeds from term loan	250,000	—
Repayment of term loan	(250,000)	—
Proceeds from revolving credit facilities	120,000	—
Repayment of revolving credit facilities	(120,000)	—
Proceeds from issuance of 2027 Convertible Notes	—	784,875
Repayment of 2024 Convertible Notes	(77,453)	(369,064)
Proceeds from issuance of 2028 Convertible Notes	702,000	—
Purchase of capped call	(69,120)	—
Payment of debt issuance cost	(6,465)	(424)
Repurchase of common stock	(200,001)	(189,737)
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	7,081	8,226
Net cash provided by financing activities	356,042	233,876
Net increase in cash, cash equivalents and restricted cash	28,440	343,980
Cash, cash equivalents and restricted cash at beginning of period	119,219	148,203
Cash, cash equivalents and restricted cash at end of period	$147,659	$492,183

Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for purchases of property and equipment	$319	$102
Right-of-use assets obtained in exchange for lease obligation	$970	$318
Debt issuances cost included in accounts payable	$639	$—
Common stock issued for induced conversion related to convertible notes	$1,019	$7,865
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (in thousands)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF JUNE 30, 2022	137,681	$138	$271,169	$(2,017)	$23,881	$293,171
Share-based compensation expense	—	—	6,797	—	—	6,797
Issuance of common stock for the induced conversion related to convertible notes	1,512	1	1,692	—	—	1,693
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net and shares issued under the ESPP plan	137	1	2,635	—	—	2,636
Capped call transaction			(69,120)			(69,120)
Repurchase of common stock	(4,119)	(5)	(199,996)			(200,001)
Other comprehensive income	—	—	—	181	—	181
Net income	—	—	—	—	61,634	61,634
BALANCE AS OF SEPTEMBER 30, 2022	135,211	$135	$13,177	$(1,836)	$85,515	$96,991

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2021	137,498	$138	$256,347	$(620)	$(58,912)	$196,953
Share-based compensation expense	—	—	17,174	—		17,174
Issuance of common stock for the induced conversion related to convertible notes	1,512	1	1,692			1,693
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net and shares issued under the ESPP plan	753	1	7,080	—		7,081
Capped call transaction			(69,120)			(69,120)
Repurchase of common stock	(4,552)	(5)	(199,996)			(200,001)
Other comprehensive loss	—	—	—	(1,216)		(1,216)
Net income	—	—	—	—	144,427	144,427
BALANCE AS OF SEPTEMBER 30, 2022	135,211	$135	$13,177	$(1,836)	$85,515	$96,991

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF JUNE 30, 2021	142,181	$142	$461,897	$(24)	$(342,269)	$119,746
Share-based compensation expense	—	—	5,399	—	—	5,399
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	348	—	4,648	—	—	4,648
Repurchase of common stock	(1,563)	(1)	(64,715)			(64,716)
Other comprehensive income	—	—	—	10	—	10
Net income	—	—	—	—	216,587	216,587
BALANCE AS OF SEPTEMBER 30, 2021	140,966	$141	$407,229	$(14)	$(125,682)	$281,674

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2020	135,030	$135	$625,483	$22	$(474,593)	$151,047
Adjustment to beginning accumulated deficit	—	—	(65,535)	—	12,971	(52,564)
Share-based compensation expense	—	—	15,694	—	—	15,694
Issuance of common stock for the induced conversion related to convertible notes	9,083	9	13,095			13,104
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	1,229	1	8,225	—	—	8,226
Repurchase of common stock	(4,376)	(4)	(189,733)			(189,737)
Other comprehensive loss	—	—	—	(36)	—	(36)
Net income	—	—	—	—	335,940	335,940
BALANCE AS OF SEPTEMBER 30, 2021	140,966	$141	$407,229	$(14)	$(125,682)	$281,674
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Business
Halozyme Therapeutics, Inc. is a biopharma technology platform company that provides innovative and disruptive solutions with the goal of improving patient experience and outcomes. Our proprietary enzyme, rHuPH20, is used to facilitate the delivery of injected drugs and fluids. We license our technology to biopharmaceutical companies to collaboratively develop products that combine our ENHANZE® drug delivery technology (“ENHANZE”) with the partners’ proprietary compounds.
Our first commercially approved product, Hylenex® recombinant (“Hylenex”), and our ENHANZE partners’ approved products and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 is the active ingredient in Hylenex and it works by breaking down hyaluronan (“HA”), a naturally occurring carbohydrate that is a major component of the extracellular matrix of the subcutaneous (“SC”) space. This temporarily reduces the barrier to bulk fluid flow allowing for improved SC delivery of high dose, high volume injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as ENHANZE®. We license the ENHANZE technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the SC route of administration. In the development of proprietary intravenous (“IV”) drugs combined with our ENHANZE technology, data has been generated supporting the potential for ENHANZE to reduce patient treatment burden, as a result of shorter duration of SC administration with ENHANZE compared to IV administration. ENHANZE may enable fixed-dose SC dosing compared to weight-based dosing required for IV administration, and potentially allow for lower rates of infusion related reactions. ENHANZE may enable more flexible treatment options such as home administration by a healthcare professional or potentially the patient. Lastly, certain proprietary drugs co-formulated with ENHANZE have been granted additional exclusivity, extending the patent life of the product beyond the patent expiry of the proprietary IV drug.
We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Takeda Pharmaceuticals International AG and Baxalta US Inc. (“Takeda”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol-Myers Squibb Company (“BMS”), Alexion Pharma International Operations Unlimited Company (an indirect wholly owned subsidiary of AstraZeneca PLC (“Alexion”), argenx BVBA (“argenx”), Horizon Therapeutics plc. (“Horizon”), ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”) and Chugai Pharmaceutical Co., Ltd (“Chugai”). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales-based milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently receive royalties from three of these collaborations, including royalties from sales of one product from the Takeda collaboration, three products from the Roche collaboration and one product from the Janssen collaboration. Future potential revenues from ENHANZE collaborations and from the sales and/or royalties of our approved products will depend on the ability of Halozyme and our partners to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
Through our recent acquisition of Antares Pharma, Inc. (“Antares”), we also develop, manufacture and commercialize, for ourselves or with our partners, drug-device combination products using our advanced auto-injector technologies that are designed to provide commercial or functional advantages such as convenience, improved tolerability, and enhanced patient comfort and adherence. Also, as a result of our acquisition of Antares, our commercial portfolio of proprietary products includes XYOSTED®, TLANDO™ and NOCDURNA® and ongoing product programs with industry leading pharmaceutical companies including Teva Pharmaceutical Industries, Ltd. (“Teva”), Covis Group S.a.r.l. (“Covis”), Pfizer and Idorsia Pharmaceuticals Ltd. (“Idorsia”).
Except where specifically noted or the context otherwise requires, references to “Halozyme,” “the Company,” “we,” “our,” and “us” in these notes to the condensed consolidated financial statements refer to Halozyme Therapeutics, Inc. and its wholly owned subsidiaries, Halozyme, Inc. and Antares Pharma, Inc., and Antares Pharma, Inc.’s wholly owned subsidiaries Antares Pharma IPL AG and Antares Pharma AG.

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
The accompanying interim unaudited condensed consolidated financial statements include the accounts of Halozyme Therapeutics, Inc. and our wholly owned subsidiaries, Halozyme, Inc. and Antares Pharma, Inc., and Antares Pharma, Inc.’s wholly-owned Swiss subsidiaries, Antares Pharma IPL AG and Antares Pharma AG. All intercompany accounts and transactions have been eliminated.
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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within 90 days or less from the date of purchase. As of September 30, 2022, our cash and cash equivalents consisted of money market funds, bank certificate of deposits and demands deposits at commercial banks.
Marketable securities are investments with original maturities of more than 90 days from the date of purchase that are specifically identified to fund current operations. Marketable securities are considered available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date which reflects management’s intention to use the proceeds from the sale of these investments to fund our operations, as necessary. Such available-for-sale investments are carried at fair value with unrealized gains and losses recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity. The cost of marketable securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in investment and other income, net in the interim unaudited condensed consolidated statements of income. We use the specific identification method for calculating realized gains and losses on marketable securities sold. None of the realized gains and losses and declines in value that were judged to be as a result of credit loss on marketable securities, if any, are included in investment and other income, net in the interim unaudited condensed consolidated statements of operations.
Restricted Cash
Under the terms of the leases of our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. As of September 30, 2022 and December 31, 2021, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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
Leases
We have entered into operating leases primarily for real estate and automobiles. These leases have contractual terms which range from 3 years to 12 years. We determine if an arrangement contains a lease at inception. Right of use (“ROU”) assets and liabilities resulting from operating leases are included in property and equipment, accrued expenses and other long-term liabilities on our condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the discount rate to calculate the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our leases often include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that we will exercise that option. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
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
Business Combinations
Under the acquisition method of accounting, we allocate the fair value of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. These valuations require us to make estimates and assumptions, especially with respect to intangible assets. We record the excess consideration over the aggregate fair value of tangible and intangible assets, net of liabilities assumed, as goodwill. Costs that we incur to complete the business combination, such as legal and other professional fees, are expensed as incurred.
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
Our identifiable intangible assets with finite useful lives are typically comprised of acquired device technologies and product rights. The cost of identifiable intangible assets with finite lives is generally amortized on a straight-line basis over the assets’ respective estimated useful lives.
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

ENHANZE and Device Royalties
Under the terms of our ENHANZE collaboration and license agreements, our partners will pay us royalties at an on average mid-single digit percent rate of their sales if products under the collaboration are commercialized. All amounts owed to us are noncancelable after the underlying triggering event occurs, and nonrefundable once paid. Unless terminated earlier in accordance with its terms, collaborations generally continue in effect until the last to expire royalty payment term, as determined on a product by product and on a country by country basis, with each royalty term starting on the first commercial sale of that product and ending the later of: (i) a specified period or term set forth in the agreement or (ii) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration. When there are no valid claims during the applicable royalty term in a given country, the royalty rate is reduced for those sales. Partners may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis generally upon 90 days prior written notice to us. Upon any such termination, the license granted to partners (in total or with respect to the terminated target, as applicable) will terminate provided; however, that in the event of expiration of the agreement (as opposed to a termination), the on-going licenses granted will become perpetual, non-exclusive and fully paid. Sales-based milestones and royalties are recognized in the period the underlying sales or milestones occur. We do not receive final royalty reports from our ENHANZE partners until after we complete our financial statements for a prior quarter. Therefore, we recognize revenue based on estimates of the royalty earned, which are based on internal estimates and available preliminary reports provided by our partners. We will record adjustments in the following quarter, if necessary, when final royalty reports are received. To date, we have not recorded any material adjustments.
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
Under the terms of our ENHANZE collaboration agreements, we grant the partner a worldwide license to our ENHANZE technology to develop and commercialize products that combine our patented rHuPH20 enzyme with their proprietary biologics directed at up to a specified number of targets. Targets are usually licensed on an exclusive, global basis. Targets selected subsequent to inception of the arrangement generally require payment of an additional license fee. The partner is responsible for all development, manufacturing, clinical, regulatory, sales and marketing costs for any products developed under the agreement. We are responsible for supply of bulk rHuPH20 based on the partner’s purchase orders and may also be separately engaged to perform research and development services. While these collaboration agreements are similar in that they originate from the same framework, each one is the result of an arms-length negotiation and thus may vary from one to the other.
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
Although these agreements are in form identified as collaborative agreements, we concluded for accounting purposes they represent contracts with customers and are not subject to accounting literature on collaborative arrangements. This is because we grant to partners licenses to our intellectual property and provide supply of bulk rHuPH20 and research and development services which are all outputs of our ongoing activities, in exchange for respective consideration. Under these collaborative agreements, our partners lead development of assets, and we do not share in significant financial risks of their development or commercialization activities. Accordingly, we concluded our collaborative agreements are appropriately accounted for pursuant to ASC Topic 606, Revenue from Contracts with Customers.

Under all of our ENHANZE collaborative agreements, we have identified licenses to use functional intellectual property as the only performance obligation. The intellectual property underlying the license is our proprietary ENHANZE technology which represents application of rHuPH20 to facilitate delivery of drugs. Each of the licenses grants the partners rights to use our intellectual property as it exists and is identified on the effective date of the license, because there is no ongoing development of the ENHANZE technology required. Therefore, we recognize revenue from licenses at the point when the license becomes effective and the partner has received access to our intellectual property, usually at the inception of the agreement.
When partners can select additional targets to add to the licenses granted, we consider these rights to be options. We evaluate whether such options contain material rights, i.e., have exercise prices that are discounted compared to what we would charge for a similar license to a new partner. The exercise price of these options includes a combination of the target selection fees, event-based milestone payments and royalties. When these amounts in aggregate are not offered at a discount that exceeds discounts available to other customers, we conclude the option does not contain a material right, and we consider grants of additional licensing rights upon option exercises to be separate contracts (target selection contracts).
Generally, we provide indemnification and protection of licensed intellectual property for our customers. These provisions are part of assurance that the licenses meet the agreements’ representations and are not obligations to provide goods or services.
We also fulfill purchase orders for supply of bulk rHuPH20 and perform research and development services pursuant to projects authorization forms for our partners, which represent separate contracts. In addition to our licenses, we price our supply of bulk rHuPH20 and research and development services at our regular selling prices, called standalone selling price or (“SSP”). Therefore, our partners do not have material rights to order these items at prices not reflective of SSP. Refer to the discussion below regarding recognition of revenue for these separate contracts.
Transaction price for a contract represents the amount to which we are entitled in exchange for providing goods and services to the customer. Transaction price does not include amounts subject to uncertainties unless it is probable that there will be no significant reversal of revenue when the uncertainty is resolved. Apart from the upfront license payment (or target selection fees in the target selection contracts), all other fees we may earn under our collaborative agreements are subject to significant uncertainties of product development. Achievement of many of the event-based development and regulatory milestones may not be probable until such milestones are actually achieved. This generally relates to milestones such as obtaining marketing authorization approvals. With respect to other development milestones, e.g., dosing of a first patient in a clinical trial, achievement could be considered probable prior to its actual occurrence based on the progress towards commencement of the trial. In order to evaluate progress towards commencement of a trial, we assess the status of activities leading up to our partner’s initiation of a trial such as feedback received from the applicable regulatory authorities, completion of IND or equivalent filings, readiness and availability of drug, readiness of study sites and our partner’s commitment of resources to the program. We do not include any amounts subject to uncertainties in the transaction price until it is probable that the amount will not result in a significant reversal of revenue in the future. At the end of each reporting period, we re-evaluate the probability of achievement of such milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price.
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
Because our agreements have one type of performance obligation (licenses) which are typically all transferred at the same time at agreement inception, allocation of transaction price often is not required. However, allocation is required when licenses for some of the individual targets are subject to rights of exchange because revenue associated with these targets cannot be recognized. When allocation is needed, we perform an allocation of the upfront amount based on relative SSP of licenses for individual targets. We determine license SSP using an income-based valuation approach utilizing risk-adjusted discounted cash flow projections of the estimated return a licensor would receive. When amounts subject to uncertainties, such as milestones and royalties, are included in the transaction price, we attribute them to the specific individual target licenses which generate such milestone or royalty amounts.
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

Development milestones and other fees are recognized in revenue when they are included in the transaction price, because by that time, we have already transferred the related license to the partner.
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
Device License, Development and Supply Arrangements
We have several license, development and supply arrangements with pharmaceutical partners as a result of our acquisition of Antares, under which we grant a license to our device technology and provide research and development services that often involve multiple performance obligations and highly-customized deliverables. For such arrangements, we identify each of the promised goods and services within the contract and the distinct performance obligations at inception of the contract and allocate consideration to each performance obligation based on relative SSP, which is generally determined based on the expected cost plus mark-up.
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
Our typical payment terms for development contracts may include an upfront payment equal to a percentage of the total contract value with the remaining portion to be billed upon completion and transfer of the individual deliverables or satisfaction of the individual performance obligations. We record a contract liability for cash received in advance of performance, which is presented within deferred revenue and deferred revenue, long-term in the condensed consolidated balance sheets and recognized as revenue in the condensed consolidated statements of income when the associated performance obligations have been satisfied.
License fees and milestones received in exchange for the grant of a license to our functional intellectual property, such as patented technology and know-how in connection with a partnered development arrangement, are generally recognized at inception of the arrangement, or over the development period depending on the facts and circumstances, as the license is generally not distinct from the non-licensed goods or services to be provided under the contract. Milestone payments that are contingent upon the occurrence of future events are evaluated and recorded at the most likely amount, and to the extent that it is probable that a significant reversal will not occur when the associated uncertainty is resolved.
Refer to Note 5, Revenue, for further discussion on our collaborative arrangements.
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
Upon recognition of revenue from product sales of Hylenex recombinant, the estimated amounts of credit for product returns, chargebacks, distribution fees, prompt payment discounts, and GPO fees are included in accrued liabilities and net of accounts receivable in the condensed consolidated balance sheets. We monitor actual product returns, chargebacks, discounts and fees subsequent to the sale. If these amounts differ from our estimates, we make adjustments to these allowances, which are applied to increase or reduce product sales revenue and earnings in the period of adjustment.
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
The determination of certain reserves and sales allowances requires us to make a number of judgements and estimates to reflect our best estimate of the transaction price and the amount of consideration to which we believe we would be ultimately entitled to receive. The expected value is determined based on unit sales data, contractual terms with customers and third-party payers, historical and estimated future percentage of rebates incurred on sales, historical and future insurance plan billings, any new or anticipated changes in programs or regulations that would impact the amount of the actual rebates, customer purchasing patterns, product expiration dates and levels of inventory in the distribution channel. The estimated amounts of credit for product returns, chargebacks, distribution fees, prompt payment discounts, rebates and customer co-pay support programs are included in accrued liabilities and net of accounts receivable in the condensed consolidated balance sheets.
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
All other device partnered product sales are recognized at the point in time in which control is transferred to the customer, which is typically upon shipment. Sales terms and pricing are governed by the respective supply and distribution agreements, and there is generally no right of return. Revenue is recognized at the transaction price, which includes the contractual per unit selling price and estimated variable consideration, such as volume-based pricing arrangements or profit-sharing arrangements, if any. We recognize revenue, including the estimated variable consideration we expect to receive for contract margin on future commercial sales, upon shipment of the goods to our partner. The estimated variable consideration is recognized at an amount we believe is not subject to significant reversal based on historical experience and is adjusted at each reporting period if the most likely amount of expected consideration changes or becomes fixed.
Revenue Presentation
In our condensed consolidated statements of income, we report as revenues under collaborative agreements the upfront payments, event-based development and regulatory milestones and sales milestones. We also include in this category revenues from separate research and development contracts pursuant to project authorization forms. We report royalties received from partners as a separate line in our condensed consolidated statements of income.
Revenues from sales of our proprietary and partnered products are included in product sales, net in our condensed consolidated statements of income.
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
Income Taxes
We provide for income taxes using the liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at each reporting period. We measure deferred tax assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse. Significant judgment is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and any associated valuation allowances recorded against our net deferred tax assets, which are based on complex and evolving tax regulations. Deferred tax assets (“DTA”) and other tax benefits are recorded when they are more likely than not to be realized. On a quarterly basis, we assess the need for valuation allowance on our DTAs, weighing all positive and negative evidence, to assess if it is more-likely-than-not that some or all of our DTAs will be realized. We recorded a provision for income taxes of $12.1 million and $33.7 million using an effective tax rate of 6.8% and 18.7% the three and nine months ended September 30, 2022, respectively. The difference between our effective tax rate and the U.S. federal statutory rate of 21% is primarily due to tax benefits on Foreign Derived Intangible Income Deduction (FDII), and tax detriments on 162(m), other share-based compensation and non-deductible transaction costs related to Antares acquisition.
Segment Information
As a result of the acquisition of Antares, we assessed the organization of our business and concluded that we continue to operate our business in one operating segment, which includes all activities related to the research, development and commercialization of our proprietary enzymes and devices. This segment also includes revenues and expenses related to (i) research and development and manufacturing activities conducted under our collaborative agreements with third parties (ii) product sales of proprietary and partnered products. The chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment.

Adoption and Pending Adoption of Recent Accounting Pronouncements
The following table provides a brief description of recently issued accounting standards, those adopted in the current period and those not yet adopted:

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from contracts with customers.
The new guidance requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts.
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
The acquisition of Antares was funded by cash on hand and borrowings under the new credit agreement with Bank of America, N.A. (“BofA”) and other lenders that provides for (i) a $350 million revolving credit facility (the “Revolving Credit Facility”) and (ii) a $250 million term loan facility (the “Term Facility”, collectively with the Revolving Credit Facility, the “2022 Facility”) as described in Note 8. We recognized transaction costs of $0.4 million and $20.5 million in the three and nine months ended September 30, 2022, respectively. These costs are reported in selling, general and administrative expenses in our condensed consolidated statements of income. Transaction costs include, but are not limited to, investment banker, advisory, legal, and other professional fees.

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
(a) Consideration for Antares equity compensation awards consists of $32.2 million paid for vested equity awards as well as $13.6 million paid for the pre-combination portion of unvested equity awards that were accelerated as part of the Merger Agreement. The fair value of the unvested equity awards attributable to the post-combination period of $8.7 million is included in our condensed consolidated statements of income in Q2 2022 and the nine months ended September 30, 2022.

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
The table below presents the preliminary estimated fair values of assets acquired and liabilities assumed on the acquisition date based on preliminary valuations and management estimates that are subject to change when formal valuations and other studies are finalized. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. These preliminary estimates may be revised during the measurement period as third-party valuations are finalized, additional information becomes available, and as additional analyses are performed. These differences could change the value of the intangible assets acquired, the contingent liability assumed, and the tax impacts related to the acquisition and could have a material impact on our results of operations and financial position.

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

Unaudited Pro Forma Results
Our condensed consolidated financial statements include Antares’ results of operations from the date of acquisition on May 24, 2022 through September 30, 2022. Total revenues and net loss before taxes attributable to Antares during this period and included in our condensed consolidated financial statements for the three months ended September 30, 2022 total

$50.4 million and $35.5 million, respectively and $69.1 million and $75.3 million for and nine months ended September 30, 2022, respectively.
The following unaudited pro forma financial information summarizes combined results of operations of Halozyme and Antares as if the companies had been combined as of the beginning of our fiscal year 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total Revenues	$208,976	$164,021	$531,189	$476,559
Net income (loss)	$66,771	$198,280	$163,795	$221,426
The unaudited pro forma financial information for all periods presented includes the business combination accounting effects resulting from this acquisition. The unaudited pro forma results include adjustments to reflect the amortization of the inventory step-up and the incremental intangible asset amortization to be incurred based on preliminary valuations of assets as well as certain material non-recurring transaction adjustments related to the acquisition. Adjustments to interest expense, financing costs and investment income were made to reflect the capital structure of the combined entity. Adjustments to income tax expense also were made to reflect the anticipated effective tax rate of the combined entity. The unaudited pro forma financial information as presented is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2021, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

4. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$—	$—	$—	$—
Corporate debt securities	—	—	—	—
U.S. Treasury securities	120,275	—	(1,850)	118,425
Non-U.S Government securities	—	—	—	—
Commercial paper	—	—	—	—
	$120,275	$—	$(1,850)	$118,425

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$32,745	$—	$(53)	$32,692
Corporate debt securities	58,885	—	(86)	58,799
U.S. Treasury securities	231,230	—	(469)	230,761
Non-U.S Government securities	17,232	—	(12)	17,220
Commercial paper	282,731	—	—	282,731
	$622,823	$—	$(620)	$622,203
As of September 30, 2022, six available-for-sale marketable securities with a fair market value of $118.4 million were in a gross unrealized loss position of $1.85 million. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of September 30, 2022, because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
The estimated fair value of our contractual maturities of available-for-sale debt securities were as follows (in thousands):

	September 30, 2022	December 31, 2021
Due within one year	$118,425	$500,965
After one but within five years	—	121,238
	$118,425	$622,203
The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2022			December 31, 2021
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$117,698	$—	$117,698	$118,707	$—	$118,707

Available-for-sale marketable securities:
Asset-backed securities	—	—	—	—	32,692	32,692
Corporate debt securities	—	—	—	—	58,799	58,799
U.S. Treasury securities	118,425	—	118,425	230,761	—	230,761
Non-U.S Government securities	—	—	—	—	17,220	17,220
Commercial paper	—	—	—	—	282,731	282,731
	$236,123	$—	$236,123	$349,468	$391,442	$740,910

We had no available for sale securities that were classified within Level 3 as of September 30, 2022 and December 31, 2021.
A contingent liability with a preliminary value of $129.8 million was assumed related to TLANDO. The acquisition date fair value was measured using the income approach, specifically the probability weighted expected return method for the development milestone payments and the option pricing methodology using the Monte Carlo simulation for commercial milestone payments and royalty payments. We will remeasure the fair value of the contingent liability on a quarterly basis. Estimates and assumptions used in the Monte Carlo simulation include forecasted revenues, cost of debt, risk free rate, weighted average cost of capital, revenue market price risk and revenue volatility. Estimates and assumptions used in the income approach include the probability of achieving certain milestones and a discount rate. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. Changes in the fair value subsequent to the acquisition date will be recognized in our condensed consolidated statements of income.

5. Revenue
Our disaggregated revenues were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Royalties	$99,551	$58,563	$254,496	$141,264

Product sales, net:
Sales of bulk rHuPH20	$19,259	$18,862	$60,764	$59,719
Sales of proprietary products	24,180	6,185	44,559	17,454
Sales of device partnered products	17,988	—	24,544	—
Total product sales, net	$61,427	$25,047	$129,867	$77,173

Revenues under collaborative agreements:
Upfront license and target nomination fees	$—	$2,000	$30,000	$42,000
Event-based development and regulatory milestones and other fees	44,000	—	59,000	30,000
Sales-based milestones	—	30,000	—	50,000
Device Licensing and development revenue	3,998	220	5,257	870
Total revenues under collaborative agreements	$47,998	$32,220	$94,257	$122,870

Total revenue	$208,976	$115,830	$478,620	$341,307
During the three months ended September 30, 2022 we recognized revenue related to licenses granted to partners in prior periods in the amount of $143.6 million. This amount represents royalties earned in the current period in addition to $44.0 million of variable consideration in the contracts where uncertainties have been resolved and the development milestones are expected to be achieved or were achieved. We also recognized revenue of $0.5 million during the three months ended September 30, 2022 that had been included in deferred revenues in the condensed consolidated balance sheets as of December 31, 2021.
During the nine months ended September 30, 2022 we recognized revenue related to licenses granted to partners in prior periods in the amount of $313.5 million. This amount represents royalties earned in the current period in addition to $59.0 million of variable consideration in the contracts where uncertainties have been resolved and the development milestones are expected to be achieved or were achieved. We also recognized revenue of $1.5 million during the nine months ended September 30, 2022 that had been included in deferred revenues in the condensed consolidated balance sheets as of December 31, 2021. We did not recognize any adjustments to reduce sales reserves and allowances liability related to Hylenex recombinant sales in prior periods
Accounts receivable, net, and deferred revenues (contract liabilities) from contracts with customers, including partners, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable, net	$164,135	$90,975
Contract assets	69,167	—
Deferred revenues	6,419	4,276
As of September 30, 2022, the amounts included in the transaction price of our contracts with customers and allocated to goods and services not yet provided were $97.2 million, of which $90.8 million relates to unfulfilled purchase commitments and $6.4 million has been collected and is reported as deferred revenues in the condensed consolidated balance sheets. The unfulfilled purchase commitments are estimated to be delivered by the end of 2023. Of the total deferred revenues of $6.4 million, $3.6 million is expected to be used by our customers within the next 12 months.
We recognized contract assets of $69.2 million as of September 30, 2022, which related to development milestones deemed probable of receipt for intellectual property licenses granted to partners in prior periods and for goods or services when control has transferred to the customer, and corresponding revenue is recognized on an over time basis but is not yet billable to the customer in accordance with the terms of the contract.

6. Certain Balance Sheet Items
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable from product sales to partners	$51,067	$18,504
Accounts receivable from revenues under collaborative agreements	3,550	5,422
Accounts receivable from royalty payments	95,281	63,555
Accounts receivable from other product sales	6,023	4,634
Other receivable	9,985	—
Contract assets	69,167	—
Subtotal	235,073	92,115
Allowance for distribution fees and discounts	(1,771)	(1,140)
Total accounts receivable, net	$233,302	$90,975
Inventories consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$11,957	$10,672
Work-in-process	56,245	17,451
Finished goods	35,074	25,785
Total inventories	$103,276	$53,908
Prepaid expenses and other assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid manufacturing expenses	$47,783	$47,991
Other prepaid expenses	18,695	3,809
Other assets	10,344	2,096
Total prepaid expenses and other assets	76,822	53,896
Less long-term portion	(25,783)	(13,414)
Total prepaid expenses and other assets, current	$51,039	$40,482
Prepaid manufacturing expenses include raw materials, slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory as materials are used or the contract manufacturing organization services are complete.
Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Research equipment	$6,965	$7,174
Manufacturing equipment	22,930	5,719
Computer and office equipment	6,667	5,370
Leasehold improvements	9,586	1,628
Subtotal	46,148	19,891
Accumulated depreciation and amortization	(15,080)	(13,100)
Subtotal	31,068	6,791
Right of use of assets	5,606	2,003
Property and equipment, net	$36,674	$8,794
Depreciation and amortization expense was approximately $2.0 million and $0.7 million, inclusive of ROU asset amortization of $0.7 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively.

Depreciation and amortization expense was approximately $3.9 million and $2.2 million, inclusive of ROU asset amortization of $1.7 million and $1.2 million, for the nine months ended September 30, 2022 and 2021, respectively.
Accrued expenses consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation and payroll taxes	$17,904	$9,858
Accrued outsourced manufacturing expenses	6,382	6,514
Income taxes payable	9,409	1,439
Product returns and sales allowance	23,310	706
Other accrued expenses	15,323	3,648
Lease liability	7,407	2,820
Total accrued expenses	79,735	24,985
Less long-term portion	(5,418)	(544)
Total accrued expenses, current	$74,317	$24,441
Expense associated with the accretion of the lease liabilities was approximately $0.1 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively and $0.3 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively. Total lease expense for the three months ended September 30, 2022 and 2021 was $0.9 million and $0.5 million, respectively and $2.0 million and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively.
Cash paid for amounts related to leases for the three months ended September 30, 2022 and 2021 was $1.1 million and $0.6 million, respectively and $2.7 million and $2.0 million for the nine months ended September 30, 2022 and 2021, respectively.

7. Goodwill and Intangible Assets
Goodwill
On May 24, 2022, we acquired all outstanding equity interests of Antares. A Goodwill balance of $199.5 million was recognized for the excess of the consideration transferred over the net assets acquired and represents the expected revenue and cost synergies of the combined company and assembled workforce.
A summary of the activity impacting goodwill is presented below (in thousands):

Balance as of December 31, 2021	$—
Goodwill acquired	199,481
Balance as of September 30, 2022	$199,481
Intangible Assets
Our acquired intangible assets are amortized using the straight-line method over their estimated useful lives of seven to ten years. The following table shows the cost, accumulated amortization and weighted average remaining life in years for our acquired intangible assets as of September 30, 2022 (in thousands).

	Weighted average remaining life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Auto Injector technology platform	7	$372,900	$18,903	$353,997
XYOSTED proprietary product	10	277,400	9,843	267,557
TLANDO product rights	10	277,600	9,850	267,750
Total definite-lived intangibles, net		$927,900	$38,596	$889,304
ATRS-1902 (IPR&D)	Indefinite			59,600
Total Intangibles, net				$948,904

The estimated future annual amortization of finite-lived intangible assets is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

Year:	Amortization (in thousands)
Remainder of 2022	$27,194
2023	108,771
2024	108,771
2025	108,771
2026	108,771
Thereafter	427,026
Total	$889,304

8. Long-Term Debt, Net
1.00% Convertible Notes due 2028
In August 2022, we completed the sale of $720.0 million in aggregate principal amount of 1.00% Convertible Senior Notes due 2028 (the “2028 Convertible Notes” and collectively with the 2024 and the 2027 Convertible Notes the “Convertible Notes”). The net proceeds in connection with the issuance of the 2028 Convertible Notes, after deducting the initial purchasers’ fee of $18.0 million, was approximately $702.0 million. We also incurred additional debt issuance costs totaling $1.0 million. Debt issuance costs and the initial purchasers’ fee are presented as a debt discount.
The 2028 Convertible Notes pay interest semi-annually in arrears on February 15th and August 15th of each year at an annual rate of 1.00%. The 2028 Convertible Notes are general unsecured obligations and rank senior in right of payment to all indebtedness that is expressly subordinated in right of payment to the 2028 Convertible Notes, rank equally in right of payment with all existing and future liabilities that are not so subordinated, are effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness, and are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our current or future subsidiaries. The 2028 Convertible Notes have a maturity date of August 15, 2028.
Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2028 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2022, the 2028 Convertible Notes are not convertible.
Upon conversion, we will pay cash for the settlement of principal and for the premium, if applicable, we will pay cash, deliver shares of common stock or a combination of cash and shares of common stock, at our election. The initial conversion rate for the 2028 Convertible Notes is 17.8517 shares of common stock per $1,000 in principal amount of 2028 Convertible Notes, equivalent to a conversion price of approximately $56.02 per share of our common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued or unpaid interest.
As of September 30, 2022, we were in compliance with all covenants and there was no material adverse change in our business, operations or financial condition.
Capped Call Transactions
In connection with the offering of the 2028 Convertible Notes, we entered into capped call transactions with certain counterparties (the “Capped Call Transactions”). The capped call transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2028 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2028 Convertible Notes. The cap price of the Capped Call Transactions is initially $75.4075 per share of common stock, representing a premium of 75% above the last reported sale price of $43.09 per share of common stock on August 15, 2022, and is subject to certain adjustments under the terms of the Capped Call Transactions. As of September 30, 2022, no capped calls have been exercised.
Pursuant to their terms, the capped calls qualify for classification within stockholders’ equity in the condensed consolidated balance sheets, and their fair value is not remeasured and adjusted as long as they continue to qualify for stockholders’ equity classification. We paid approximately $69.1 million for the Capped Calls, including applicable transaction costs, which was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheets. The Capped Call Transactions are separate transactions entered into by us with the Capped Call Counterparties, are not part of the terms of the Convertible Notes, and do not affect any holder’s rights under the Convertible Notes. Holders of the Convertible Notes do not have any rights with respect to the Capped Call Transactions.

0.25% Convertible Notes due 2027
In March 2021, we completed the sale of $805.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”). The net proceeds in connection with the issuance of the 2027 Convertible Notes, after deducting the initial purchasers’ fee of $20.1 million, was approximately $784.9 million. We also incurred additional debt issuance costs totaling $0.4 million. Debt issuance costs and the initial purchasers’ fee are presented as a debt discount.
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
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. The 2027 Convertible Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately preceding the maturity date. As of September 30, 2022, the 2027 Convertible Notes are not convertible.
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
As of September 30, 2022, we were in compliance with all covenants and there was no material adverse change in our business, operations or financial condition.
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

Holders may convert their 2024 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2024 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, June 1, 2024 until the close of business on the scheduled trading day immediately before the maturity date. As of September 30, 2022, the 2024 Convertible Notes are convertible and are classified as a current liability in the condensed consolidated balance sheets.
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
In March 2021, we completed a privately negotiated induced conversion of $369.1 million principal amount of the 2024 Convertible Notes (“2021 Note Repurchases” or the “2021 Induced Conversion”). In connection with the 2021 Induced Conversion, we paid approximately $370.2 million in cash, which includes principal and accrued interest, and issued approximately 9.08 million shares of our common stock representing the intrinsic value based on the contractual conversion rate and incremental shares as an inducement for conversion. As a result of the 2021 Induced Conversion, we recorded $21.0 million in induced conversion expense which is included in other income (expense) of the condensed consolidated statements of income in 2021. The induced conversion expense represents the fair value of the common stock issued upon conversion in excess of the common stock issuable under the original terms of the 2024 Convertible Notes.
In August 2022, we completed a privately negotiated induced conversion of $77.4 million principal amount of the 2024 Convertible Notes (“2022 Note Repurchases” or the “2022 Induced Conversion”). In connection with the 2022 Induced Conversion, we paid approximately $77.6 million in cash, which includes principal and accrued interest, and issued approximately 1.51 million shares of our common stock representing the intrinsic value based on the contractual conversion rate and incremental shares as an inducement for conversion. As a result of the 2022 Induced Conversion, we recorded $2.7 million in induced conversion expense which is included in other income (expense) of the condensed consolidated statements of income. The induced conversion expense represents the fair value of the common stock issued upon conversion in excess of the common stock issuable under the original terms of the 2024 Convertible Notes.
As of September 30, 2022, we were in compliance with all covenants and there was no material adverse change in our business, operations or financial condition.

Net Carrying Amounts of our Convertible Notes
The carrying amount and fair value of our Convertible Notes were as follows (in thousands).

	September 30, 2022	December 31, 2021
Principal amount:
2024 Convertible Notes	$13,483	$90,936
2027 Convertible Notes	805,000	805,000
2028 Convertible Notes	720,000	—
Total Principal Amount	$1,538,483	$895,936

Unamortized debt discount:
2024 Convertible Notes	$(168)	$(1,517)
2027 Convertible Notes	(15,208)	(17,745)
2028 Convertible Notes	(18,636)	—
Total unamortized debt discount	$(34,012)	$(19,262)

Carrying amount:
2024 Convertible Notes	$13,315	$89,419
2027 Convertible Notes	789,792	787,255
2028 Convertible Notes	701,364	—
Total carrying amount	$1,504,471	$876,674

Fair value based on trading levels (Level 2):
2024 Convertible Notes	$23,138	$159,678
2027 Convertible Notes	684,226	718,889
2028 Convertible Notes	678,218	—
Total fair value of outstanding notes	$1,385,582	$878,567

Remaining amortization per period of debt discount (in years):
2024 Convertible Notes	2.2	2.9
2027 Convertible Notes	4.4	5.2
2028 Convertible Notes	5.9	N/A

The following table summarizes the components of interest expense and the effective interest rates for each of our Convertible Notes (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Coupon interest:
2024 Convertible Notes	$161	$284	$729	$1,621
2027 Convertible Notes	503	503	1,509	1,174
2028 Convertible Notes	860	—	860	—
Total coupon interest	$1,524	$787	$3,098	$2,795

Amortization of debt discount:
2024 Convertible Notes	$84	$126	$338	$712
2027 Convertible Notes	847	842	2,537	1,962
2028 Convertible Notes	363	—	363	—
Total amortization of debt discount	$1,294	$968	$3,238	$2,674

Interest expense:
2024 Convertible Notes	$245	$410	$1,067	$2,333
2027 Convertible Notes	1,350	1,345	4,046	3,136
2028 Convertible Notes	1,223	—	1,223	—
Total interest expense	$2,818	$1,755	$6,336	$5,469

Effective interest rates:
2024 Convertible Notes	1.8%	1.8%	1.8%	1.8%
2027 Convertible Notes	0.7%	0.7%	0.7%	0.7%
2028 Convertible Notes	1.5%	N/A	1.5%	N/A

Revolving Credit and Term Loan Facilities (May 2022)
In May 2022, in connection with the closing of Antares acquisition, we entered into a credit agreement, which was subsequently amended, with Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders and L/C Issuers party thereto (the “2022 Credit Agreement), evidencing a credit facility (the “2022 Facility”) that provides for (i) a $350 million revolving credit facility (the “Revolving Credit Facility”) and (ii) a $250 million term loan facility (the “Term Facility”). Proceeds from a $120 million draw on the Revolving Credit Facility and the $250 million Term Facility were used to fund a portion of the Antares acquisition, repay Antares’ existing debt and pay fees and expenses in connection with the acquisition. The 2022 Credit Agreement contains an expansion feature, which allows us, subject to certain conditions, to increase the aggregate principal amount of the 2022 Facility, provided we remain in compliance with underlying financial covenants on a pro forma basis including the consolidated interest coverage ratio and the consolidated net leverage ratio covenants set forth in the 2022 Credit Agreement. The 2022 Facility will mature on November 30, 2026 unless either the Revolving Credit Facility or the Term Facility is extended prior to such date in accordance with the 2022 Credit Agreement.
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
In August 2022, we entered into Amendment No. 1 to the Credit Agreement (the “Amendment”) among the Company, the Guarantors (as defined in the Credit Agreement), each L/C Issuer from time to time party thereto, Bank of America, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”) and swing line lender (in such capacity, the “Swing Line Lender”), and each lender party thereto, which amends the Credit Agreement dated as of May 24, 2022 (the “Credit Agreement”) among the Company, the Guarantors, the Administrative Agent, the Swing Line Lender, each Lender and the L/C Issuers. The Amendment, among other things, increased the size of the revolving credit facility from $350 million to $575 million. The terms of the Revolving Credit Facility are otherwise unchanged. Concurrently with the entry into the Amendment, we repaid the entire outstanding Term Loan Facility and repaid all outstanding loans under the Revolving Credit Facility under the 2022 Credit Agreement.
As of September 30, 2022, the Revolving Credit Facility was undrawn. We incurred a total of $3.6 million in third-party costs related to the 2022 Credit Agreement which is recorded as debt issuance cost within prepaid expenses and other assets in the condensed consolidated balance sheets. As of September 30, 2022, the unamortized debt issuance cost related to the revolving credit facility was $3.3 million.

9. Share-based Compensation
Total share-based compensation expense related to share-based awards excluding the acceleration of Antares unvested equity awards was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$2,695	$1,842	$7,168	$5,254
Selling, general and administrative	4,102	3,557	10,006	10,440
Share-based compensation expense	$6,797	$5,399	$17,174	$15,694
Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$2,801	$2,629	$7,924	$7,747
RSAs, RSUs, PSUs and ESPP	3,996	2,770	9,250	7,947
	$6,797	$5,399	$17,174	$15,694
We granted stock options to purchase approximately 0.1 million and 32.5 thousand shares of common stock during the three months ended September 30, 2022 and 2021, respectively and 1.6 million and 0.7 million shares of common stock during the nine months ended September 30, 2022 and 2021, respectively. The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes model”). Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments. The assumptions used in the Black-Scholes model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected volatility	40.37-50.80%	42.90-44.73%	40.37-50.80%	42.90-46.45%
Average expected term (in years)	4.7	4.7	4.7	4.7
Risk-free interest rate	2.66-3.39%	0.66-0.89%	1.37-3.39%	0.36-0.89%
Expected dividend yield	—	—	—	—
In February 2021, our Board of Directors approved our 2021 ESPP and our stockholders approved the plan in May 2021. The ESPP enables eligible employees to purchase shares of our common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Share purchases are funded through payroll deduction of at least 1% and up to 15% of an employee’s compensation for each payroll period, and no employee may purchase shares under the ESPP that exceeds $25,000 worth of our common stock for a calendar year. As of September 30, 2022, 2,665,369 shares were available for future purchase. The offering period is generally for a six-months period and the first offering period commenced on June 16, 2021. Offering periods shall commence on or about the sixteenth day of June and December of each year and end on or about the fifteenth day of the next December and June, respectively, occurring thereafter.

Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized was as follows (in thousands, unless otherwise noted):

	September 30, 2022
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$27,500	2.73
RSUs	$30,791	2.58
PSUs	$4,530	2.16
ESPP	$77	0.21

10. Stockholders’ Equity
During the nine months ended September 30, 2022 and 2021, we issued an aggregate of 483,385 and 931,749 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $18.45 and $13.81 per share, respectively, for net proceeds of approximately $8.9 million and $12.9 million, respectively. For the nine months ended September 30, 2022 and 2021, we issued 252,063 and 297,696 shares of common stock, respectively, upon vesting of certain RSUs and PSUs for which 68,425 and 94,795 RSUs were withheld from the RSU holders, respectively, to pay for minimum withholding taxes totaling approximately $4.3 million and $8.2 million, respectively. Stock options and unvested restricted units totaling approximately 6.8 million shares and 5.9 million shares of our common stock were outstanding as of September 30, 2022 and December 31, 2021, respectively.
Share Repurchases
In November 2019, we announced that the Board of Directors has authorized the initiation of a capital return program to repurchase up to $550.0 million of outstanding common stock over a three-year period. During 2020, we repurchased 6.5 million shares of common stock for $150.0 million at an average price of $23.05. During 2021, we repurchased 4.6 million shares of common stock for $200.0 million at an average price of $43.02 under the program. The shares were purchased through open market transactions and through an Accelerated Share Repurchase (“ASR”) agreement. The $550.0 million share repurchase program was completed in October 2021 having repurchased a total of 22.3 million shares at an average price of $24.72.
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
In August 2022, concurrent with the sale of 2028 Convertible Notes and the 2022 Induced Conversion, we repurchased 2.1 million shares of common stock in open market purchases for $90.2 million. Also, in August 2022, we entered into an ASR agreement with Bank of America to repurchase $109.8 million of our common stock. At inception, pursuant to the agreement, we paid $109.8 million to Bank of America and took an initial delivery of 2.0 million shares. We retired the repurchased shares, and they resumed the status of authorized and unissued shares.
We had the following activity under the approved share repurchase programs (dollars in thousands, except share and per share data):

	2022
	Total Number of Shares Purchased	Weighted Average Price paid Per Share	Total Cost(1)
First quarter	—	—	—
Second quarter	—	—	—
Third quarter	2,093,584	$43.09	$90,207
	2,093,584	$43.09	$90,207

Accelerated share repurchase(2)	2,025,000		$109,793

(1) Included in the total cost of shares purchased is a commission fee of $0.02 per share.
(2) Purchased through an ASR agreement with Bank of America in August 2022.

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
A reconciliation of the numerators and the denominators of the basic and diluted net income per common share computations is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$61,634	$216,587	$144,427	$335,940
Denominator:
Weighted average common shares outstanding for basic net income per share	136,527	142,021	137,370	140,815
Dilutive potential common stock outstanding:
Stock Options	2,237	2,595	2,211	2,913
RSAs, RSUs, PSUs and ESPP	363	437	362	571
Convertible Notes	260	1,637	1,076	3,353
Weighted average common shares outstanding for diluted net income per share	139,387	146,690	141,019	147,652
Net income per share:
Basic	$0.45	$1.53	$1.05	$2.39
Diluted	$0.44	$1.48	$1.02	$2.28
Shares which have been excluded from the calculation of diluted net income per common share because their effect was anti-dilutive, include the following (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Anti-dilutive securities (1)	25.6	13.6	19.0	13.5
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this report, unless the context suggests otherwise, references to “Halozyme,” “the Company,” “we,” “our,” “ours,” and “us” refer to Halozyme Therapeutics, Inc., its wholly owned subsidiaries, Halozyme, Inc. Antares Pharma Inc., and Antares Pharma Inc.s’ wholly-owned subsidiaries, Antares Pharma IPL AG and Antares Pharma AG. References to “Notes” refer to the Notes to Condensed Consolidated Financial Statements included herein (refer to Item 1 of Part I).
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
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than statements of historical fact are, or may be deemed to be, forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity,” “project” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development or regulatory approval of new partner products, enhancements of existing products or technologies, timing and success of the launch of new products by us and our partners, third party performance under key collaboration agreements, the ability to successfully integrate Antares Pharma, Inc, into our business, the ability of our bulk drug manufacturers to provide adequate supply for our partners, revenue, expense, cash burn levels and our ability to make timely repayments of debt, anticipated amounts and timing of share repurchases, anticipated profitability and expected trends, the potential impact of the COVID-19 global pandemic on our business and trends and other statements regarding matters that are not historical are forward-looking statements. Such statements reflect management’s current forecast of certain aspects of our future, are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements due to a number of factors including, but not limited to, those set forth below under the section entitled “Risks Factors” and elsewhere in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report.
Overview
Halozyme Therapeutics, Inc. is a biopharma technology platform company that provides innovative and disruptive solutions with the goal of improving patient experience and outcomes. Our proprietary enzyme, rHuPH20, is used to facilitate the delivery of injected drugs and fluids. We license our technology to biopharmaceutical companies to collaboratively develop products that combine our ENHANZE® drug delivery technology (“ENHANZE”) with the partners’ proprietary compounds.
Our first commercially approved product, Hylenex® recombinant, (“Hylenex”), and our ENHANZE partners’ approved products and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 is the active ingredient in Hylenex®, and it works by breaking down hyaluronan (“HA”), a naturally occurring carbohydrate that is a major component of the extracellular matrix of the subcutaneous (“SC”) space. This temporarily reduces the barrier to bulk fluid flow allowing for improved SC delivery of high dose, high volume injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as ENHANZE. We license the ENHANZE technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the subcutaneous route of administration. In the development of proprietary intravenous (“IV”) drugs combined with our ENHANZE technology, data have been generated supporting the potential for ENHANZE to reduce patient treatment burden, as a result of shorter duration of SC administration with ENHANZE compared to IV administration. ENHANZE may enable fixed-dose SC dosing compared to weight-based dosing required for IV administration, and potentially allow for lower rates of infusion-related reactions. ENHANZE may enable more flexible treatment options such as home administration by a healthcare professional or potentially the patient. Lastly, certain proprietary drugs co-formulated with ENHANZE have been granted additional exclusivity, extending the patent life of the product beyond the patent expiry of of the proprietary IV drug.

We currently have ENHANZE collaborations with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (Roche), Takeda Pharmaceuticals International AG and Baxalta US Inc. (Takeda), Pfizer Inc. (Pfizer), Janssen Biotech, Inc. (Janssen), AbbVie, Inc. (AbbVie), Eli Lilly and Company (Lilly), Bristol Myers Squibb Company (BMS), Alexion Pharma International Operations Unlimited Company (an indirect wholly owned subsidiary of AstraZeneca PLC) (Alexion), argenx BVBA (argenx), Horizon Therapeutics plc. (Horizon), ViiV Healthcare (the global specialist HIV company majority owned by GlaxoSmithKline) (ViiV) and Chugai Pharmaceutical Co., Ltd (Chugai). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales-based milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently receive royalties from three of these collaborations, including royalties from sales of one product from the Takeda collaboration, three products from the Roche collaboration and one product from the Janssen collaboration. Future potential revenues from from ENHANZE collaborations and from the sales and/or royalties of our approved products will depend on the ability of Halozyme and our partners to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
Through our recent acquisition of Antares Pharma, Inc. (“Antares”), we also develop, manufacture and commercialize, for ourselves or with our partners, drug-device combination products using our advanced auto-injector technologies that are designed to seek to provide commercial or functional advantages such as convenience, improved tolerability, and enhanced patient comfort and adherence. Also as a result of our acquisition of Antares, our commercial portfolio of proprietary products includes XYOSTED®, TLANDO™ and NOCDURNA® andongoing product programs with industry leading pharmaceutical companies including Teva Pharmaceutical Industries, Ltd. (“Teva”), Covis Group S.a.r.l. (“Covis”), Pfizer and Idorsia Pharmaceuticals Ltd. (“Indorsia”).
Our third quarter of 2022 and recent key events are as follows:
Partners

•In October 2022, Roche Pharmaceuticals China announced the approval of Herceptin (trastuzumab injection subcutaneous with ENHANZE) in China for the treatment of patients with early-stage and metastatic HER2-positive breast cancer.
•In September 2022, Janssen initiated a Phase 3 study of lazertinib and amivantamab with ENHANZE in patients with epidermal growth factor receptor (EGFR)-mutated advanced or metastatic non-small cell lung cancer (PALOMA-3).
•In September 2022, argenx announced the submission of a biologics license application to the US FDA for subcutaneous (SC) efgartigimod for the treatment of adults with generalized myasthenia gravis.
•In September 2022, Chugai Pharmaceutical Co., Ltd. (a Member of the Roche Group) announced the submission of a New Drug Application in Japan for fixed-dose subcutaneous combination of pertuzumab and trastuzumab (same monoclonal antibodies as in Perjeta and Herceptin) with ENHANZE®.
•In August 2022, BMS initiated a Phase 3 trial to compare the drug levels of nivolumab with ENHANZE administered subcutaneously versus intravenous administration in participants with melanoma following complete resection (CheckMate-6GE).
•In August 2022, Roche announced that the Phase III IMscin001 study evaluating a subcutaneous formulation of Tecentriq® (atezolizumab) with ENHANZE met its co-primary endpoints. The study showed non-inferior levels of Tecentriq in the blood (pharmacokinetics), when injected subcutaneously, compared with intravenous (IV) infusion, in cancer immunotherapy-naïve patients with advanced or metastatic non-small cell lung cancer for whom prior platinum therapy has failed. The safety profile of the SC formulation was consistent with that of IV Tecentriq. Roche announced they will submit the data for regulatory approval to health authorities globally, including the U.S. Food and Drug Administration and the European Medicines Agency, resulting in the revenue recognition of $19 million for associated milestones.
•In July 2022, Takeda announced positive topline results from pivotal Phase 3 trial evaluating HYQVIA® (Immunoglobulin infusion 10% (Human) with rHuPH20), for maintenance treatment of chronic inflammatory demyelinating polyradiculoneuropathy (CIDP).

Corporate
•In August 2022, we completed the sale of $720.0 million aggregate principal amount of the 2028 Convertible Senior Note. We used a portion of the net proceeds to facilitate an induced conversion of a portion of the 2024 Convertible Senior Notes. In connection with the Induced Conversion, we paid the holders $77.6 million in cash and issued 1.51 million shares. We also used a portions of the net proceeds to repay the $250.0 million term loan facility due 2026 and the $120.0 million revolving credit facility.
•In August 2022, we entered into an amendment to our credit agreement that increased the size of our revolving credit facility from $350 million to $575 million.
•In the third quarter of 2022, we accelerated $100 million share repurchase from 2023 into 2022. We repurchased 2.1 million shares of common stock in open market purchases for $90.2 million at an average price per share of $43.09 and entered into an ASR agreement to repurchase $109.8 million of our common stock for which we took an initial delivery 2.0 million shares.

Product and Product Candidates
The following table summarizes our marketed proprietary products and product candidates under development and our marketed partnered products and product candidates under development with our partners:

| PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES | THERAPEUTIC AREA | INDICATION | PHASE 1 | PHASE 2 | PHASE 3 | FILED | APPROVED |
|---|---|---|---|---|---|---|---|
| **PROPRIETARY APPROVED PRODUCT** | | | | | | | |
| HYLENEX® recombinant (hyaluronidase human injection) | Various | Adjuvant for subcutaneous fluid delivery for dispersion & absorption of other injected drugs | | | | | Approved in the U.S. |
| XYOSTED®(testosterone enanthate) injection | Urology | Testosterone Replacement Therapy (TRT) | | | | | Approved in the U.S. |
| NOCDURNA® (desmopressin acetate) | Urology/ Endocrinology | Nocturnal Polyuria | | | | | Approved in the U.S. |
| TLANDO® (testosterone undecanoate) | Urology | Testosterone Replacement Therapy (TRT) | | | | | Approved in the U.S. |
| **ENHANZE™ PARTNER APPROVED PRODUCTS** | | | | | | | |
| **Roche** | | | | | | | |
| Herceptin® SC (trastuzumab) (Outside the U.S.)<br>Herceptin Hylecta™ (trastuzumab and hyaluronidase-oysk) (U.S.) | Oncology | Breast Cancer | | | | | Approved in the U.S., EU, China and other countries outside the U.S. (OUS) |
| Phesgo®(pertuzumab/trastuzumab/hyaluronidase-zzfx) (U.S.) and (pertuzumab/trastuzumab) (EU) | Oncology | Breast Cancer | | | | | Approved in the U.S., EU, and OUS<br>Submitted in Japan |
| MabThera® SC (rituximab) (Outside the U.S)<br>RITUXAN HYCELA™ (rituximab/hyaluronidase human) (U.S.) | Oncology | Multiple blood cancers | | | | | Approved for NHL in EU and OUS; Approved for CLL in EU and OUS<br>Approved for DLBCL, CLL and FL in the U.S. |
| **Takeda** | | | | | | | |
| HYQVIA® [Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase] | Immunology | Primary Immunodeficiency, Secondary Immunodeficiencies in EU | | | | | Approved for adults in U.S., EU and OUS; Pediatric indication approved in EU and OUS |
| **Janssen** | | | | | | | |
| DARZALEX FASPRO® (daratumumab hyaluronidase human-fihj) (U.S./China)<br>DARZQURO® (daratumumab) (Japan)<br>DARZALEX SC® (daratumumab) (OUS) | Oncology | Multiple Myeloma<br>AL Amyloidosis | | | | | Approved for MM in the U.S, EU, Japan and OUS<br>Approved for AL Amyloidosis in U.S, EU, Japan and China |
| **DEVICE PARTNER APPROVED PRODUCTS** | | | | | | | |
| **Teva** | | | | | | | |
| Epinephrine Injection USP(generic equivalent to EpiPen® and EpiPen® Jr.) | Allergy and Immunology | Anaphylaxis | | | | | Approved in the U.S. |
| Sumatriptan Injection USP(generic version of Imitrex® STATdose Pen®) | Neurology | Migraines | | | | | Approved in the U.S. |
| Teriparatide Injection(generic version of Forsteo®) | Endocrinology | Osteoporosis | | | | | Approved in EU and OUS |
| **Covis** | | | | | | | |
| Makena® Subcutaneous Auto Injector | OBGYN | Reduced Risk of Pre-term Birth | | | | | Approved in the U.S. |
| **Otter** | | | | | | | |
| OTREXUP® (methotrexate) injection | Rheumatology | Rheumatoid Arthritis; pJIA, Psoriasis | | | | | Approved in the U.S. |

| PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES | THERAPEUTIC AREA | INDICATION | PHASE 1 | PHASE 2 | PHASE 3 | FILED | APPROVED |
|---|---|---|---|---|---|---|---|
| **PROPRIETARY PRODUCT CANDIDATES** | | | | | | | |
| ATRS-1902 (Drug/Device Product) | Endocrinology | Adrenal Crisis | ● | | | | |
| **ENHANZE™ PARTNER PRODUCT CANDIDATES** | | | | | | | |
| **Roche** (Total of 12 potential targets) | | | | | | | |
| TECENTRIQ® (atezolizumab) | Oncology | Non-Small Cell Lung Cancer | | | ● | | |
| OCREVUS® (ocrelizumab) | Neuro Medicine | Multiple Sclerosis | | | ● | | |
| Undisclosed | | | ● | | | | |
| **Takeda** | | | | | | | |
| TAK-881 (immune globulin subcutaneous 20% (human)) | Plasma-Derived Therapies (PDT) | Undisclosed | ● | | | | |
| **Pfizer** (Total of 3 targets) | | | | | | | |
| **Janssen** (Total of 5 potential targets) | | | | | | | |
| DARZALEX® (daratumumab) | Oncology | AL Amyloidosis | | | ● | | |
| | | Smoldering Myeloma | | | ● | | |
| | | Multiple Myeloma | | | ● | | |
| | | Multiple Myeloma | | ● | | | |
| | | Multiple Myeloma | ● | | | | |
| Amivantamab | Oncology | Advanced Solid Malignancies | | | ● | | |
| Rilpivirine | Infectious Diseases | HIV | ● | | | | |
| **AbbVie** (Total of 9 potential targets) | | | | | | | |
| **Lilly** (Total of 5 potential targets) | | | | | | | |
| **BMS** (Total of 11 potential targets) | | | | | | | |
| Nivolumab | Oncology | Advanced Renal Cell Carcinoma | | | ● | | |
| | | Adjuvant Melanoma | | | ● | | |
| relatlimab/nivolumab | Oncology | Solid Tumors | ● | | | | |
| **Alexion** (Total of 4 potential targets) | | | | | | | |
| **argenx** (Total of 6 potential targets) | | | | | | | |
| ARGX-113 (efgartigimod) | Autoimmunity | Myasthenia Gravis (MG) | | | | ● | |
| | | Immune Thrombocytopenia (ITP) | | | ● | | |
| | | Pemphigus Vulgaris and Foliaceus (PV) | | | ● | | |
| | | Chronic Inflammatory Demyelinating Polyneuropathy (CIDP) | | | ● | | |
| | | Bullous Pemphigoid (BP) | | ● | | | |
| | | Myositis (IIM) | ● | | | | |
| ARGX-117 | Autoimmunity | Multifocal Motor Neuropathy (MMN) | ● | | | | |
| **Horizon** (1 target) | | | | | | | |
| TEPEZZA® ((teprotumumab-trbw) | Autoimmunity | Thyroid Eye Disease | ● | | | | |
| **ViiV** (Total of 4 potential targets) | | | | | | | |
| Cabotegravir | Infectious Diseases | HIV Treatment and PrEP | ● | | | | |
| N6LS | Infectious Diseases | HIV Treatment | ● | | | | |
| **NIH** (N6LS) | Infectious Diseases | HIV (treatment) | ● | | | | |
| **CAPRISA** (CAP256V2LS) | Infectious Diseases | HIV (PrEP) | ● | | | | |
| **Chugai** | | | | | | | |
| Undisclosed | Undisclosed | Undisclosed | ● | | | | |
| **DEVICE PARTNER PRODUCT CANDIDATES** | | | | | | | |
| **Teva** | | | | | | | |
| Teriparatide (Disposable Pen Injector) | Endocrinology | Osteoporosis | | | | ● | |
| **Pfizer** | | | | | | | |
| QuickShot® Auto Injector | Undisclosed | Undisclosed Rescue Pen | | | | | |
| **Idorsia** | | | | | | | |
| Selatogrel (QuickShot® Auto Injector) | Cardiology | Acute Myocardial Infraction | | | ● | | |

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
XYOSTED® (testosterone enanthate) Injection
We market and sell in the U.S. our proprietary product XYOSTED® injection for subcutaneous administration of testosterone replacement therapy (“TRT”) in adult males for conditions associated with a deficiency or absence of endogenous testosterone (primary or hypogonadism). Safety and efficacy of XYOSTED® in males less than 18 years old have not been established. XYOSTED® is the only FDA approved subcutaneous testosterone enanthate product for once-weekly, at-home self-administration and is approved and marketed in three dosage strengths, 50 mg, 75 mg and 100 mg. XYOSTED® provides a virtually pain-free administration and the ability to achieve and maintain steady target levels of testosterone.
NOCDURNA® (desmopressin acetate) Sublingual Tablets
We market and sell NOCDURNA® in the U.S., which is the first and only sublingual tablet indicated for the treatment of nocturia due to nocturnal polyuria (“NP”) in adults who awaken at least two times per night to urinate. In the NOCDURNA® clinical trials, NP was defined as night-time urine production exceeding one-third of the 24-hour urine production. NOCDURNA® is a sublingual tablet, marketed in two dosage strengths, that dissolves quickly under the tongue without water and has been shown in clinical studies to reduce nighttime urination by nearly one-half (in patients who average three nighttime bathroom visits.) We license NOCDURNA® from Ferring. In October 2022, we sent a notice to Ferring that we are terminating the NOCDURNA® license agreement with an effective termination date in October 2023.
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
ATRS - 1902
We have an ongoing program to develop a proprietary drug device combination product for the endocrinology market, for patients who require additional supplemental hydrocortisone, identified as ATRS-1902. The development program uses a novel proprietary auto-injector platform to deliver a liquid stable formulation of hydrocortisone. We have conducted initial formulation work and developed a working prototype of a new device to support this program.
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
In January 2022, we announced the positive results from the Phase 1 clinical study and were granted Fast Track designation by the FDA. The positive results support the advancement of our ATRS-1902 development program to a pivotal study for the treatment of acute adrenal insufficiency, known as adrenal crisis, using our Vai™ novel proprietary rescue pen platform to deliver a liquid stable formulation of hydrocortisone. The pivotal study in adults is on target to commenced in the July 2022 and we expect to submit a 505(b)(2) NDA with the FDA by the end of 2022 pending the success of the study, the completion of a summative human factors study and confirmation of the product stability from our ongoing stability program.

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
In September 2013, Roche launched a subcutaneous (SC) formulation of Herceptin (trastuzumab) (Herceptin® SC) in Europe for the treatment of patients with HER2-positive breast cancer followed by launches in additional countries. This formulation utilizes our ENHANZE technology and is administered in two to five minutes, compared to 30 to 90 minutes with the standard intravenous form. In September 2018, we announced that Roche received approval from Health Canada for Herceptin SC for the treatment of patients with HER2-positive breast cancer. In February 2019, we announced that Roche received approval from the U.S. Food and Drug Administration (“FDA”) for Herceptin SC under the brand name Herceptin Hylecta™ (trastuzumab and hyaluronidase-oysk). In April 2019, Roche made Herceptin Hylecta available in the U.S. In June 2020, the FDA approved the fixed-dose combination of Perjeta® (pertuzumab) and Herceptin for subcutaneous injection (Phesgo™) utilizing ENHANZE technology for the treatment of patients with HER2-positive breast cancer. In December 2020, the European Commission (EC) also approved Phesgo for the treatment of patients with early and metastatic HER2-positive breast cancer. In September 2022, Chugai Pharmaceutical Co., Ltd. (a Member of the Roche Group) announced the submission of a new drug application in Japan for fixed-dose subcutaneous (SC) combination of pertuzumab and trastuzumab (same monoclonal antibodies as in Perjeta and Herceptin) with ENHANZE. This application is based on data from two clinical studies including the results from the global phase III FeDeriCa study in patients with HER2-positive breast cancer. In October 2022, Roche Pharmaceuticals China announced the approval of Herceptin (trastuzumab injection subcutaneous with ENHANZE) in China for the treatment of patients with early-stage and metastatic HER2-positive breast cancer.
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
Takeda Collaboration
In September 2007, we and Takeda entered into a collaboration and license agreement under which Takeda obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with GAMMAGARD LIQUID (HYQVIA®) (the Takeda Collaboration). HYQVIA is indicated for the treatment of primary immunodeficiency disorders associated with defects in the immune system.
In May 2013, the EC granted Takeda marketing authorization in all EU Member States for the use of HYQVIA (solution for subcutaneous use) as replacement therapy for adult patients with primary and secondary immunodeficiencies. Takeda launched HYQVIA in the first EU country in July 2013 and has continued to launch in additional countries.
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
In May 2016, Takeda announced that HYQVIA received a marketing authorization from the EC for a pediatric indication, which was launched in Europe to treat primary and certain secondary immunodeficiencies. In September 2020, Takeda announced that the EMA approved a label update for HYQVIA broadening its use and making it the first and only facilitated subcutaneous immunoglobulin replacement therapy in adults, adolescents and children with an expanded range of secondary immunodeficiencies (SID).
In October 2021, Takeda initiated a Phase 1 single-dose, single-center, open-label, three-arm study to assess the tolerability and safety of immune globulin subcutaneous (human), 20% solution with ENHANZE (TAK-881) at various infusion rates in healthy adult subjects.
In July 2022, Takeda announced positive topline results from pivotal Phase 3 trial evaluating HYQVIA, for maintenance treatment of chronic inflammatory demyelinating polyradiculoneuropathy (CIDP)
Pfizer Collaboration
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
In February 2019, Janssen’s development partner, Genmab, announced positive Phase 3 trial results from the COLUMBA study evaluating subcutaneous DARZALEX in comparison to intravenous DARZALEX in patients with relapsed or refractory multiple myeloma. DARZALEX SC® (utilizing ENHANZE technology) was found to be non-inferior to DARZALEX IV with regard the co-primary endpoints of Overall Response Rate and Maximum Trough concentration. In May 2020, we announced that Janssen received US FDA approval and launched the commercial sale of DARZALEX FASPRO® in four regimens across five indications in multiple myeloma patients, including newly diagnosed, transplant-ineligible patients as well as relapsed or refractory patients. As a fixed-dose formulation, DARZALEX FASPRO can be administered over three to five minutes, significantly less time than DARZALEX IV which requires multi-hour infusions. In June 2020, we announced that Janssen received European marketing authorization and launched the commercial sale of DARZALEX SC utilizing ENHANZE in the European Union. Subsequent to these approvals, Janssen received several additional regulatory approvals for additional indications and patient populations in US, EU, Japan and China. Beginning with the US, in January 2021, Janssen received FDA approval for DARZALEX FASPRO in combination with bortezomib, thalidomide, and dexamethasone in newly diagnosed multiple myeloma patients who are eligible for autologous stem cell transplant. In January 2021, Janssen received accelerated approval from the FDA for DARZALEX FASPRO in combination with bortezomib, cyclophosphamide and dexamethasone (D-VCd) for the treatment of adult patients with newly diagnosed AL amyloidosis (not recommended for the treatment of patients with AL amyloidosis who have NYHA Class IIIB or Class IV cardiac disease or Mayo Stage IIIB outside of controlled clinical trials). In July 2021, Janssen received FDA approval for DARZALEX FASPRO in combination with pomalidomide and dexamethasone (D-Pd) for patients with multiple myeloma after first or subsequent relapse. In July 2021, Janssen received FDA approval for DARZALEX FASPRO in combination with D-Pd for patients with multiple myeloma after first or subsequent relapse. In November 2021, Janssen received FDA approval for DARZALEX FASPRO in combination with Kyprolis® (carfilzomib) and dexamethasone for patients with relapsed or refractory multiple myeloma who have received one to three prior lines of therapy. In the EU, in June 2021, we announced that Janssen received marketing authorization from the EC for DARZALEX SC in two new indications, in combination with D-VCd in newly diagnosed adult patients with AL amyloidosis and in combination with D-Pd in adult patients with relapsed or refractory multiple myeloma. In Japan in March 2021, Janssen announced approval from Japan’s Ministry of Health, Labour and Welfare (MHLW) for subcutaneous formulation of DARZALEX (known as DARZQURO in Japan) for the treatment of multiple myeloma, and in May 2021 Janssen commenced commercial sale in Japan. In August 2021, Janssen received approval of DARZQURO (Daratumumab SC) for systemic AL amyloidosis in Japan. In China in October 2021, Janssen’s DARZALEX FASPRO was approved by the China National Medical Products Administration (NMPA) for the treatment of primary light chain amyloidosis, in combination with D-VCd in newly diagnosed patients.
In December 2019, Janssen elected EGFR and cMET as a bispecific antibody (amivantamab) target on an exclusive basis, which is being studied in solid tumors. In November 2020, Janssen initiated a Phase 1 study of amivantamab and ENHANZE. In September 2022, Janssen initiated a Phase 3 study of lazertinib and amivantamab with ENHANZE in patients with epidermal growth factor receptor (EGFR)-mutated advanced or metastatic non-small cell lung cancer (PALOMA-3).
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
BMS Collaboration
In September 2017, we and BMS entered into a collaboration and license agreement, which became effective in November 2017, under which BMS had the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with BMS products directed at up to eleven targets. Targets may be selected on an exclusive or non-exclusive basis. BMS has designated multiple immuno-oncology targets including programmed death 1 (PD-1) and has an option to select 3 additional targets by November 2024. In October 2019, BMS initiated a Phase 1 study of relatlimab, an anti-LAG-3 antibody, in combination with nivolumab using ENHANZE technology. In May 2021, BMS initiated a Phase 3 study of nivolumab using ENHANZE technology for patients with advanced or metastatic clear cell renal cell carcinoma (CheckMate-67T), leveraging data and insights from Phase 1/2 CA209-8KX study in patients with solid tumors. In June 2022, BMS nominated a new undisclosed target. In August 2022, BMS initiated a Phase 3 trial to compare the drug levels of nivolumab with ENHANZE administered subcutaneously vs intravenous administration in participants with melanoma following complete resection (CheckMate-6GE).
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
In July 2019, argenx dosed the first subject in a phase 1 clinical trial evaluating the safety, pharmacokinetics and pharmacodynamics of efgartigimod (ARGX-113), using ENHANZE technology. In December 2019, argenx reported that based on data from the phase 1 study and internal company analysis, a one minute injection administered every 2 weeks may be possible. In December 2020, argenx initiated a Phase 3 study of ARGX-113 using ENHANZE technology for patients with immune thrombocytopenia (ITP), an immune disorder in which the blood does not clot normally. In January 2021, argenx initiated a Phase 3 study of ARGX-113 using ENHANZE technology in pemphigus vulgaris and foliaceus (PV), a rare autoimmune disease that causes painful blisters on the skin and mucous membranes. In February 2021, argenx initiated a Phase 3 study of ARGX-113 using ENHANZE technology for patients with chronic inflammatory demyelinating polyneuropathy (CIDP) and initiated a Phase 3 study of ARGX-113 using ENHANZE technology in myasthenia gravis (MG), an autoimmune disorder of the musculoskeletal system caused by IgG autoantibodies. In December 2021, argenx announced the FDA approval of efgartigimod (VYVGARTTM) for the treatment of generalized myasthenia gravis for the IV dosing regimen. In March 2022, argenx announced that data from argenx’s phase 3 ADAPT-SC study evaluating SC efgartigimod (1000mg efgartigimod-PH20) for the treatment of generalized myasthenia gravis (gMG) achieved the primary endpoint of total IgG reduction from baseline at day 29, demonstrating statistical non-inferiority to VYVGART (efgartigimod alfa-fcab) IV formulation in gMG patients. In June 2022, argenx initiated a study, BALLAD, evaluating Efgartigimod with ENHANZE in bullous pemphigoid. In September 2022, argenx announced the submission of a biologics license application to the US FDA for subcutaneous (SC) efgartigimod for the treatment of adults with generalized myasthenia gravis. SC efgartigimod is co-formulated with ENHANZE.
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
ViiV Healthcare Collaboration
In June 2021, we entered into a global collaboration and license agreement with ViiV. The license gives ViiV exclusive access to our ENHANZE technology for four specific small and large molecule targets for the treatment and prevention of HIV. These targets are integrase inhibitors, reverse transcriptase inhibitors limited to nucleoside reverse transcriptase inhibitors (NRTI) and nucleoside reverse transcriptase translocation inhibitors (NRTTIs), capsid inhibitors and broadly neutralising monoclonal antibodies (bNAbs), that bind to the gp120 CD4 binding site. In December 2021, ViiV initiated enrollment of a Phase 1 study to evaluate cabotegravir administered subcutaneously with ENHANZE. In February 2022, ViiV initiated enrollment of a Phase 1 study to evaluate the safety and pharmacokinetics of N6LS, a broadly neutralizing antibody, administered subcutaneously with ENHANZE technology. In June 2022, ViiV initiated enrollment of a Phase 1 single dose escalation study to evaluate pharmacokinetics, safety and tolerability of long-acting cabotegravir administered subcutaneously with ENHANZE technology.
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

NIH CRADA
In June 2019, we announced a Cooperative Research and Development Agreement (CRADA) with the National Institute of Allergy and Infectious Diseases’ Vaccine Research Center (VRC), part of National Institute of Health (NIH), enabling the VRC’s use of ENHANZE technology to develop subcutaneous formulations of VRC07-523LS and N6LS broadly neutralizing antibodies (bnAbs) against HIV for HIV treatment. In April 2021, we were notified that the first patient was dosed with N6LS and rHuPH20 in VRC 609 Phase 1 dose-escalation study to evaluate safety, tolerability, and pharmacokinetics of N6LS using ENHANZE technology.
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
Device and Other Drug Product Collaborations
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
In December 2007, we entered into a license, development and supply agreement with Teva under which we developed and will supply a disposable pen injector for two therapeutic products: exenatide and teriparatide. Under the agreement, we received an upfront payment and development milestones, and may receive royalties on future product sales. This agreement will continue until the expiration date of the last to expire patent covering the device or product that is filed no later than 12 months after FDA approval and will be automatically renewed for successive periods of two years each. Currently, the expiration date of the last to expire patent is 2035. On February 25, 2022, Teva notified us that it was terminating the exenatide program and related agreement due to a lack of commercial viability. The termination was effective August 23, 2022.
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
In November 2012, we entered into a license, supply and distribution agreement with Teva for an auto-injector product containing sumatriptan for the treatment of migraines. Teva is responsible for the manufacture, supply, commercialization and distribution of the drug, and we are responsible for the manufacture and supply of the device and assembly and packaging of the finished product. We are compensated at cost for product shipment to Teva and Teva distributes the product in the U.S. Teva also received an option for distribution rights in other territories. In addition, net profits are split 50/50 between us and Teva. The term of the agreement continues seven years from commercial launch, which was in June 2016, with automatic one-year renewals unless terminated sooner by either party in accordance with the terms of the agreement.

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
In March 2018, we entered into a manufacturing agreement with Covis for the exclusive supply of the devices and fully assembled and packaged final finished product of the Makena® subcutaneous auto-injector. The term of the agreement is concurrent with the term of the development and license agreement and will continue until such time as commercialization of the product is halted. We receive a contracted price per unit on each product manufactured. We are the exclusive supplier of the device, a variation of our VIBEX® QuickShot® subcutaneous auto injector developed by us, for the progestin hormone drug Makena (hydroxyprogesterone caproate injection). The Makena subcutaneous auto injector drug-device combination product is a ready-to-administer treatment indicated to reduce the risk of preterm birth in women pregnant with one baby and who spontaneously delivered one preterm baby in the past. The product was approved by the FDA under the accelerated approval pathway. We are the exclusive supplier of the devices and the final assembled and packaged commercial product.
In October 2019, Covis announced that the FDA’s Bone, Reproductive and Urologic Drugs Advisory Committee met to better understand and interpret the PROLONG (Progestin’s Role in Optimizing Neonatal Gestation) confirmatory clinical trial for Makena (hydroxyprogesterone caproate) injection. Nine advisory committee members voted to recommend that the FDA pursue withdrawal of approval for Makena® and seven committee members voted to leave the product on the market under accelerated approval and require a new confirmatory trial. In October 2020, Covis received notice that the FDA is proposing to withdraw approval of Makena (hydroxyprogesterone caproate injection). Covis then formally requested a public hearing in response to the FDA’s proposal to withdraw its approval and has stated that it remains committed to working with the FDA to maintain patient access to Makena as a treatment option to reduce pre-term birth. In October 2022 the hearing resulted in the FDA Committee recommending that Makena should not be allowed to remain on the market.
Pfizer Agreement
In August 2018, we entered into a development agreement with Pfizer to jointly develop a combination drug device rescue pen. This rescue pen will use the Antares QuickShot auto-injector and an undisclosed Pfizer drug. In 2022, we continued to work on this development program, and we expect to continue development of this product candidate.
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
Ferring Agreement
In October 2020, we entered into an exclusive license and commercial supply agreement with Ferring for the marketed product NOCDURNA® (desmopressin acetate) in the U.S., Under the terms of the license agreement, we paid Ferring an upfront payment of $5.0 million upon execution and paid an additional $2.5 million on October 1, 2021. Ferring is eligible for tiered royalties and additional commercial milestone payments potentially totaling up to $17.5 million based on our net sales of NOCDURNA® in the U.S. In October 2022, we sent a notice to Ferring that we are terminating the NOCDURNA® license agreement with an effective termination date in October 2023.

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

Results of Operations
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Royalties – Royalty revenue was $99.6 million for the three months ended September 30, 2022 compared to $58.6 million for the three months ended September 30, 2021. The increase was mainly driven by continued sales uptake of DARZALEX FASPRO by Janssen and Phesgo by Roche in all geographies and contribution from Antares royalty revenue, partially offset by slightly lower sales of Herceptin SC and MabThera SC by Roche. We expect royalty revenue to continue to grow as a result of our 2020 ENHANZE partner product launches, offsetting the ongoing impact from biosimilars related to our mature ENHANZE partner products.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Three Months Ended
	September 30,
	2022	2021	Change
Sales of bulk rHuPH20	$19,259	$18,862	$397
Sales of proprietary products	24,180	6,185	17,995
Sales of device partnered product	17,988	—	17,988
Total product sales, net	$61,427	$25,047	$36,380
Product sales, net increased by $36.4 million in the three months ended September 30, 2022 compared to the same period in 2021, primarily due to contribution from our proprietary and device partnered products as the result of the Antares acquisition. We expect that sales of proprietary products will grow in future years as we work to expand market share in the TRT market. We expect that product sales of bulk rHuPH20 and device partnered products will fluctuate in future periods based on the needs of our partners.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended
	September 30,
	2022	2021	Change
ENHANZE licensing and development revenue:
Janssen	$—	$32,000	$(32,000)
BMS	25,000	—	25,000
Roche	19,000	—	19,000
Subtotal	44,000	32,000	12,000
Device licensing and development revenue	3,998	220	3,778
Total revenues under collaborative agreements	$47,998	$32,220	$15,778
Revenue from license fees increased $12.0 million for the three months ended September 30, 2022, compared to the same period in 2021, primarily due to milestones recognized related to development activities of BMS and Roche. Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments vary from period to period based on our collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our partners’ ability to meet various clinical and regulatory milestones set forth in such agreements and our ability to obtain new collaborative agreements.
The acquisition of Antares is expected to be accretive to revenue in 2022, supported by Antares' proprietary product revenues and royalty revenues. The addition of Antares is also expected to accelerate top- and bottom-line growth and enhance cash flow generation through 2027 and beyond.
Cost of Sales – Cost of sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of our proprietary and device partnered products and bulk rHuPH20. Cost of sales were $47.3 million for the three months ended September 30, 2022 compared to $18.6 million for the three months ended September 30, 2021. The increase of $28.7 million in cost of sales was mainly due to an increase in sales in our proprietary, partnered products as a result of Antares acquisition and amortization of inventory step-up associated with purchase accounting for the Antares acquisition.

Amortization of intangibles – Amortization of intangibles expense was $27.2 million for the three months ended September 30, 2022. The amortization of intangibles expense is due to the acquisition of Antares in May 2022, in which we acquired intangible assets that are amortized over their useful lives.
Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, preclinical and regulatory activities related to our collaborations, our development platforms. Research and development expenses were $16.7 million for the three months ended September 30, 2022 compared to $8.5 million for the three months ended September 30, 2021. The increase of $8.2 million is primarily due to planned investments in ENHANZE and the Antares Pharma acquisition and an increase in compensation expense related to the ongoing combined larger workforce.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses consist primarily of salaries and related costs for personnel in executive, selling and administrative functions as well as professional fees for legal and accounting, business development, commercial operations support for proprietary products and alliance management and marketing support for our collaborations. SG&A expenses were $34.5 million for the three months ended September 30, 2022 compared to $13.2 million for the three months ended September 30, 2021. The increase of $21.3 million, was primarily due to the Antares Pharma acquisition and an increase in compensation expense related to the ongoing combined larger workforce.
Interest Expense – Interest expense was $7.5 million for the three months ended September 30, 2022 compared to $1.8 million for the three months ended September 30, 2021. The increase of $5.8 million was primarily due to an increase in interest expense related to the 2022 term loans, revolving credit facility and 2028 Convertible Notes.
Income Taxes – Income tax expense was $12.1 million for the three months ended September 30, 2022, compared to income tax benefit of $142.5 million for the three months ended September 30, 2021. The increase in income tax expense is due to the recording of a full quarter income tax expense in the current year whereas in the prior year period there was an income tax benefit due to the release of the valuation allowance.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Royalties – Royalty revenue was $254.5 million for the nine months ended September 30, 2022 compared to $141.3 million for the nine months ended September 30, 2021. The increase was mainly driven by continued sales uptake of DARZALEX FASPRO by Janssen and Phesgo by Roche in all geographies and contribution from Antares royalty revenue, partially offset by slightly lower sales of Herceptin SC and MabThera SC by Roche.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Nine Months Ended
	September 30,
	2022	2021	Change
Sales of bulk rHuPH20	$60,764	$59,719	$1,045
Sales of proprietary products	44,559	17,454	27,105
Sales of device partnered products	24,544	—	24,544
Total product sales, net	$129,867	$77,173	$52,694
Product sales, net increased by $52.7 million in the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to a contribution from our proprietary and device partnered products driven by the acquisition of Antares.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Nine Months Ended
	September 30,
	2022	2021	Change
ENHANZE licensing and development revenue:
BMS	$30,000	$25,000	$5,000
Chugai	25,000	—	25,000
Roche	19,000	—	19,000
Janssen	15,000	57,000	(42,000)
ViiV	—	40,000	(40,000)
Subtotal	89,000	122,000	(33,000)
Device licensing and development revenue	5,257	870	4,387
Total revenues under collaborative agreements	$94,257	$122,870	$(28,613)
Revenue from license fees decreased $33.0 million in the nine months ended September 30, 2022, compared to the same period in 2021 primarily due to the upfront payment associated with entering into the ViiV collaborations in the prior year period, as well as the timing of other milestones driven by partner activities.
Cost of Sales – Cost of sales were $97.2 million for the nine months ended September 30, 2022 compared to $59.8 million for the nine months ended September 30, 2021. The increase of $37.4 million in cost of sales was mainly due to an increase in sales in our proprietary, partnered products as a result of the Antares acquisition and amortization of inventory step-up associated with purchase accounting for the Antares acquisition..
Amortization of intangibles – Amortization of intangibles expense was $38.6 million for the nine months ended September 30, 2022. The amortization of intangibles expense is due to the acquisition of Antares in May 2022, in which we acquired intangible assets that are amortized over their useful lives.
Research and Development – Research and development expenses were $44.0 million for the nine months ended September 30, 2022 compared to $25.6 million for the nine months ended September 30, 2021. The increase of $18.4 million is primarily due to planned investments in ENHANZE and one-time compensation cost related to the Antares acquisition and an increase in compensation expense related to the ongoing combined larger workforce.
Selling, General and Administrative – SG&A expenses were $105.8 million for the nine months ended September 30, 2022 compared to $36.5 million for the nine months ended September 30, 2021. The increase of $69.3 million was primarily due to one-time transaction and compensation costs related to the Antares acquisition and an increase in compensation expense related to the ongoing combined larger workforce.

Interest Expense – Interest expense was $12.4 million for the nine months ended September 30, 2022 compared to $5.5 million for the nine months ended September 30, 2021. The increase of $6.9 million was primarily due to an increase in interest expense related to the 2022 term loans, revolving credit facility and 2028 Convertible Notes.
Income Taxes – Income tax expense was $33.7 million for the nine months ended September 30, 2022, compared to income tax benefit of $142.2 million for the nine months ended September 30, 2021. The increase in income tax expense is due to the recording of a full nine months of income tax expense in the current year whereas in the prior year period there was an income tax benefit due to the release of the valuation allowance.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $265.6 million. We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborations and cash that we may raise through future transactions. We may raise cash through any one of the following financing vehicles: (i) new collaborative agreements; (ii) expansions or revisions to existing collaborative relationships; (iii) private financings; (iv) other equity or debt financings; (v) monetizing assets; and/or (vi) the public offering of securities;
We may, in the future, draw on our existing line of credit, offer and sell additional equity, debt securities and warrants to purchase any of such securities, either individually or in units to raise capital to raise funds for additional working capital, capital expenditures, share repurchases, acquisitions or for other general corporate purposes.
Cash Flows
Operating Activities
Net cash provided by operations was $157.7 million for the nine months ended September 30, 2022 compared to $216.9 million cash provided in the nine months ended September 30, 2021. The $59.2 million decrease in cash provided by operations was mainly due to an increase in transaction expenses associated with Antares acquisition and an increase in working capital spend, partially offset by an increase in royalties revenue during the nine months ended September 30, 2022 compared to the corresponding period in the prior year.
Investing Activities
Net cash used in investing activities was $485.3 million for the nine months ended September 30, 2022 compared to $106.8 million cash used in investing activities for the nine months ended September 30, 2021. The increase in cash used in investing activities was primarily due to the acquisition of Antares, partially offset by an increase in cash from the sale of marketable securities and the sale of assets for the nine months ended September 30, 2022.
Financing Activities
Net cash provided by financing activities was $356.0 million for the nine months ended September 30, 2022, compared to $233.9 million cash provided by financing activities for the nine months ended September 30, 2021, mainly due to $702.0 million cash received from the 2028 Convertible Notes during the current year and a $291.6 million decrease related to the 2022 Induced Conversion, partially offset by $10.3 million increase in repurchase of common stock, a $1.1 million decrease in net proceeds during the current year from the issuance of common stock under equity incentive plans, $784.9 million cash received from the 2027 Convertible Notes offering in the prior year and a $69.1 million payment for the Capped Call Transactions.
Share Repurchases
In November 2019, our Board of Directors approved a share repurchase program, pursuant to which we may repurchase our issued and outstanding shares of common stock from time to time. We completed the share repurchase program in October 2021 and retired the repurchased shares. In December 2021, we announced our second share repurchase program to repurchase up to $750.0 million of our outstanding common stock over a three-year period. See Note 10. Stockholders’ Equity, within the notes to the condensed consolidated financial statements for additional information regarding our share repurchases.

Long-Term Debt
1.00% Convertible Notes due 2028
In August 2022, we completed the sale of $720.0 million in aggregate principal amount of 1.00% Convertible Senior Notes due 2028 (the “2028 Convertible Notes” and collectively with the 2024 and the 2027 Convertible Notes the “Convertible Notes”). The net proceeds in connection with the issuance of the 2028 Convertible Notes, after deducting the initial purchasers’ fee of $18.0 million, was approximately $702.0 million. We also incurred additional debt issuance costs totaling $1.0 million. Debt issuance costs and the initial purchasers’ fee are presented as a debt discount.
The 2028 Convertible Notes pay interest semi-annually in arrears on February 15th and August 15th of each year at an annual rate of 1.00%. The 2028 Convertible Notes are general unsecured obligations and rank senior in right of payment to all indebtedness that is expressly subordinated in right of payment to the 2028 Convertible Notes, rank equally in right of payment with all existing and future liabilities that are not so subordinated, are effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness and will be structurally subordinated to all indebtedness and other liabilities (including trade payables) of our current or future subsidiaries. The 2028 Convertible Notes have a maturity date of August 15, 2028.
Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the 5 consecutive business days immediately after any 5 consecutive trading day period (such 5 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2028 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2022, the 2027 Convertible Notes are not convertible.
Upon conversion, we will pay cash for the settlement of principal and for the premium, if applicable, we will pay cash, deliver shares of common stock or a combination of cash and shares of common stock, at our election. The initial conversion rate for the 2027 Convertible Notes will be 17.8517 shares of common stock per $1,000 in principal amount of 2028 Convertible Notes, equivalent to a conversion price of approximately $56.02 per share of our common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued or unpaid interest.
0.25% Convertible Notes due 2027
In March 2021, we completed the sale of $805.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”). The net proceeds in connection with the 2027 Convertible Notes, after deducting the initial purchasers’ fee of $20.1 million, was approximately $784.9 million. We also incurred additional debt issuance costs totaling $0.4 million. Debt issuance costs and the initial purchasers’ fee are presented as a debt discount.
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

Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 5 consecutive trading day period (such 5 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. The Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately preceding the maturity date. As of September 30, 2022, the 2027 Convertible Notes are not convertible.
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
Holders may convert their 2024 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2024 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, June 1, 2024 until the close of business on the scheduled trading day immediately before the maturity date. As of September 30, 2022, the 2024 Convertible Notes are convertible.
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
In March 2021, we completed a privately negotiated and induced conversion of $369.1 million principal amount of the 2024 Convertibles (“2021 Note Repurchases” or the “2021 Induced Conversion”). In connection with the 2021 Induced Conversion, we paid approximately $370.2 million in cash, which includes principal and accrued interest, and issued approximately 9.08 million shares of our common stock representing the intrinsic value based on the contractual conversion rate and incremental shares as an inducement for conversion. As a result of the 2021 Induced Conversion, we recorded $21.0 million in induced conversion expense which is included in Other income (expense) of the Condensed Consolidated Statements of Income in 2021. The induced conversion expense represents the fair value of the common stock issued upon conversion in excess of the common stock issuable under the original terms of the 2024 Convertible Notes.

In August 2022, we completed a privately negotiated induced conversion of $77.4 million principal amount of the 2024 Convertible Notes (“2022 Note Repurchases” or the “2022 Induced Conversion”). In connection with the 2022 Induced Conversion, we paid approximately $77.6 million in cash, which includes principal and accrued interest, and issued approximately 1.51 million shares of our common stock representing the intrinsic value based on the contractual conversion rate and incremental shares as an inducement for conversion. As a result of the 2022 Induced Conversion, we recorded $2.7 million in induced conversion expense which is included in Other income (expense) of the Condensed Consolidated Statements of Income. The induced conversion expense represents the fair value of the common stock issued upon conversion in excess of the common stock issuable under the original terms of the 2024 Convertible Notes.
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
In August 2022, we entered into Amendment No. 1 to the Credit Agreement (the “Amendment”) among the Company, the Guarantors (as defined in the Credit Agreement), each L/C Issuer from time to time party thereto, Bank of America, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”) and swing line lender (in such capacity, the “Swing Line Lender”), and each lender party thereto, which amends the Credit Agreement dated as of May 24, 2022 (the “Credit Agreement”) among the Company, the Guarantors, the Administrative Agent, the Swing Line Lender, each Lender and the L/C Issuers. The Amendment, among other things, increases the size of the revolving credit facility from $350 million to $575 million. The terms of the revolving credit facility are otherwise unchanged. Concurrently with the entry into the Amendment, the Company repaid the entire outstanding term loan facility and repaid all outstanding loans under the revolving credit facility under the Credit Agreement.
As of September 30, 2022, the revolving credit facility was undrawn.
Additional Capital Requirements.
Our expected working and other capital requirements are described in our 2021 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2022, other than the additional financing obtained to complete the Antares acquisition, which was completed on May 24, 2022 and the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our 2021 Annual Report on Form 10-K.

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
Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The accounting policies and estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There were no material changes to our critical accounting policies or estimates during the nine months ended September 30, 2022.
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of our condensed consolidated financial statements for a discussion of recent accounting pronouncements and their effect, if any.

Risk Factors
Risks Related To Our Business
Business interruptions resulting from the COVID-19 outbreak or similar public health crises could cause a disruption of the development of our and partnered product candidates and commercialization of our approved and our partnered products, impede our ability to supply bulk rHuPH20 to our ENHANZE partners or procure and sell our proprietary products and otherwise adversely impact our business and results of operations.*
Public health crises such as pandemics or similar outbreaks could adversely impact our business and results of operations by, among other things, disrupting the development of our and our partnered product candidates and commercialization of our approved partnered products, disrupting our ability to enter into new ENHANZE and other collaborations with potential partners in a timely manner, causing disruptions in the operations of our third-party contract manufacturing organizations upon whom we rely for the production and supply of our proprietary products, including Hylenex and the bulk rHuPH20 we supply to our partners, and causing other disruptions to our operations.
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
We rely on many third parties to source active pharmaceutical ingredient and drug products, manufacture and assemble our devices, distribute finished products and provide various logistics activities in order to manufacture and sell our partnered and proprietary products. For example, we rely on third-party manufacturers to manufacture the bulk rHuPH20 that we supply to our partners for their commercial products and product candidates, as well as our commercial product Hylenex. If any such third-party manufacturer is adversely impacted by the COVID-19 pandemic and related consequences, including staffing shortages, production slowdowns and disruptions in delivery systems, availability of raw materials, reagents or components or if they divert resources or manufacturing capacity to accommodate the development of coronavirus treatments or vaccines, our supply chain may be disrupted, limiting our ability to sell Hylenex or supply bulk rHuPH20 to our partners. Any such disruptions to the operations of the third parties upon whom we rely to manufacture and sell our partnered and proprietary products could result in reductions or delays in our revenues.
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
Use of our partnered or proprietary products and product candidates could be associated with adverse events or product recalls.*
As with most pharmaceutical products, use of our partnered or proprietary products and product candidates could be associated with side effects or adverse events which can vary in severity (from minor reactions to death) and frequency (infrequent or prevalent) and product recalls. Side effects or adverse events associated with the use of our partnered or proprietary products or product candidates may be observed at any time, including in clinical trials or when a product is commercialized, and any such side effects or adverse events may negatively affect our or our partners’ ability to obtain or maintain regulatory approval or market such products and product candidates. Side effects such as toxicity or other safety issues associated with the use of our partnered or proprietary products and product candidates could require us or our partners to perform additional studies or halt development or commercialization of these products and product candidates or expose us to product liability lawsuits which will harm our business. For example, we experienced a clinical hold on patient enrollment and dosing in our phase 2 study of PEGPH20 in patients with PDA (a discontinued program), which was not resolved until we implemented steps to address an observed possible difference in TE event rates between the arms of the study. We or our partners may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical products or product candidates which we have not planned or anticipated. There can be no assurance that we or our partners will resolve any issues related to any product or product candidate side effects or adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition.
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
If our contract manufacturers or vendors are unable or elect not to manufacture and supply to us bulk rHuPH20 or other raw materials, reagents, components or devices in the quantity and quality required by us or our partners for use in the production of Hylenex or our other proprietary or partnered products and product candidates, our and our partners’ product development or commercialization efforts could be delayed or stopped and our business results of operations and our collaborations could be harmed.*
We rely on a number of third parties in our supply chain for the supply and manufacture of our partnered and proprietary products and the availability of such products depends upon our ability to procure the raw materials, components, packaging materials and finished products from these third parties, many of which are currently our single source for the materials necessary for certain of our products. We have entered into supply agreements with numerous third-party suppliers. For example, we have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (Avid) and Catalent Indiana LLC (Catalent) to produce bulk rHuPH20. These manufacturers each produce bulk rHuPH20 under cGMP for use in Hylenex recombinant, and for use in partnered products and product candidates. We rely on their ability to successfully manufacture bulk rHuPH20 according to product specifications. In addition to supply obligations, our contract manufacturers will also provide support for the chemistry, manufacturing and controls sections for FDA and other regulatory filings. We also rely on vendors to supply us with raw materials to produce reagents and other materials for bioanalytical assays used to support our partners’ clinical trials. We also have a commercial manufacturing and supply agreement with Patheon under which Patheon provides the final fill and finishing steps in the production process of Hylenex recombinant. If any of our contract manufacturers or vendors: (i) is unable to retain its status as an FDA approved manufacturing facility; (ii) is unable to otherwise successfully scale up production to meet corporate or regulatory authority quality standards; (iii) is unable to procure the labor, raw materials, reagents or components necessary to produce our proprietary products, including bulk rHuPH20 and Hylenex recombinant, our bioanalytical assays or our partnered products or (iv) fails to manufacture and supply our partnered and proprietary products, including bulk rHuPH20 in the quantity and quality required by us or our partners for use in Hylenex and partnered products and product candidates for any other reason, our business will be adversely affected. In addition, a significant change in such parties’ or other third-party manufacturers’ business or financial condition could adversely affect their abilities or willingness to fulfill their contractual obligations to us. We have not established, and may not be able to establish, favorable arrangements with additional bulk rHuPH20 manufacturers and suppliers of the ingredients necessary to manufacture bulk rHuPH20 should the existing manufacturers and suppliers become unavailable or in the event that our existing manufacturers and suppliers are unable or unwilling to adequately perform their responsibilities. We have attempted to mitigate the impact of a potential supply interruption through the establishment of excess bulk rHuPH20 inventory where possible, but there can be no assurances that this safety stock will be maintained or that it will be sufficient to address any delays, interruptions or other problems experienced by any of our contract manufacturers. Any delays, interruptions or other problems regarding the ability or willingness of our contract manufacturers to supply bulk rHuPH20 or the ability or willingness of other third-party manufacturers, to supply other raw materials or ingredients necessary to produce our other proprietary or partnered products on a timely basis could: (i) cause the delay of our partners’ clinical trials or otherwise delay or prevent the regulatory approval of our partners’ product candidates; (ii) delay or prevent the effective commercialization of our proprietary or partnered products and product candidates; and/or (iii) cause us to breach contractual obligations to deliver bulk rHuPH20 to our partners. Such delays could damage our relationship with our partners, and they could have a material adverse effect on royalties and thus our business and financial condition. Additionally, we rely on third parties to manufacture, prepare, fill, finish, package, store and ship our proprietary and partnered products and product candidates on our behalf. If the third parties we identify fail to perform their obligations, the progress of partners’ clinical trials could be delayed or even suspended and the commercialization of our partnered or proprietary products could be delayed or prevented.
In addition, our Minnetonka, Minnesota facility supports our administrative functions, product development and quality operations and is intended to eventually provide additional manufacturing and warehousing capabilities in the future. If we begin manufacturing and producing commercial products in the future, we will be subject to relevant risks comparable to those of our third-party manufacturers. For example, we may not be able to begin product manufacturing and production due to a number of different reasons including, but not limited to, an ability to obtain necessary supplies and materials, labor and expertise. To the extent we rely on our ability to manufacture any of our proprietary and partnered products, our inability to do so could have a material adverse impact on our business, financial condition and results of operations.

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
Hylenex and our partners’ ENHANZE products and product candidates rely on the rHuPH20 enzyme, and any adverse development regarding rHuPH20 could substantially impact multiple areas of our business, including current and potential ENHANZE collaborations, as well as any proprietary programs.*
rHuPH20 is a key technological component of Hylenex and our ENHANZE technology and most of our ENHANZE partnered products and product candidates, including the current and future products and product candidates under our ENHANZE collaborations. We derive a substantial portion of our revenues from our ENHANZE collaborations. Therefore, if there is an adverse development for rHuPH20 (e.g., an adverse regulatory determination relating to rHuPH20, if we are unable to obtain sufficient quantities of rHuPH20, if we are unable to obtain or maintain material proprietary rights to rHuPH20 or if we discover negative characteristics of rHuPH20), multiple areas of our business, including current and potential collaborations, as well as proprietary programs would be substantially impacted. For example, elevated anti-rHuPH20 antibody titers were detected in the registration trial for HYQVIA as well as in a former partner’s product in a Phase 2 clinical trial with rHuPH20, but have not been associated, in either case, with any adverse events. We monitor for antibodies to rHuPH20 in our collaboration and proprietary programs, and although we do not believe at this time that the incidence of non-neutralizing anti-rHuPH20 antibodies in either the HYQVIA program or the former partner’s program will have a significant impact on our proprietary product and our partners’ product and product candidates, there can be no assurance that there will not be other such occurrences in the foregoing programs or that concerns regarding these antibodies will not also be raised by the FDA or other health authorities in the future, which could result in delays or discontinuations of our Hylenex commercialization activities, the development or commercialization activities of our ENHANZE partners, or deter our entry into additional ENHANZE collaborations with third parties.

Our business strategy is focused on growth of our ENHANZE technology, our autoinjector technology, our commercial products and potential growth through acquisition. Currently, ENHANZE is the largest revenue driver and as a result there is a risk for potential negative impact from adverse developments. Future expansion of our strategic focus to additional applications of our ENHANZE technology or by acquiring new technologies may require the use of additional resources, result in increased expense and ultimately may not be successful.*
We routinely evaluate our business strategy, and may modify this strategy in the future in light of our assessment of unmet medical needs, growth potential, resource requirements, regulatory issues, competition, risks and other factors. As a result of these strategic evaluations, we may focus our resources and efforts on one or a few programs or fields and may suspend or reduce our efforts on other programs and fields. For example, in the fourth quarter of 2019, we decided to focus our resources on our ENHANZE technology and our commercial product, Hylenex. By focusing primarily on these areas, we increase the potential impact on us if one of those partner programs does not successfully complete clinical trials, achieve commercial acceptance or meet expectations regarding sales and revenue. We may also expand our strategic focus by seeking new therapeutics applications of our ENHANZE technology or by acquiring new technologies which may require the use of additional resources, increased expense and would require the attention of senior management. For example, in May 2022, we acquired Antares as a means to expand our strategic focus into new therapeutic applications with a goal of diversifying the sources of our revenues. There can be no assurance that our investment in Antares or any such future investment of resources in new technologies will ultimately result in additional approved proprietary or partnered products or commercial success of new therapeutic applications of our technology.
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
•clinical and nonclinical test results may reveal inferior pharmacokinetics, adverse events or unexpected safety issues associated with the use of our partners’ product candidates;
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
•a regulatory agency may require additional safety monitoring and reporting through Risk Evaluation and Mitigation Strategies including conditions to assure safe use programs and we or a partner may decide to not pursue regulatory approval for such a product;
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
Our third-party partners are responsible for providing certain proprietary materials that are essential components of our partnered products and product candidates, and any failure to supply these materials could delay the development and commercialization efforts for these partnered products and product candidates and/or damage our collaborations. Our partners are also responsible for distributing and commercializing their products, and any failure to successfully commercialize their products could materially adversely affect our revenues.*
Our development and commercialization partners are responsible for providing certain proprietary materials that are essential components of our partnered products and product candidates. For example, Roche is responsible for producing the Herceptin and MabThera required for its subcutaneous products and Takeda is responsible for producing the GAMMAGARD LIQUID for its product HYQVIA. If a partner, or any applicable third party service provider of a partner, encounters difficulties in the manufacture, storage, delivery, fill, finish or packaging of the partnered product or product candidate or component of such product or product candidate, such difficulties could (i) cause the delay of clinical trials or otherwise delay or prevent the regulatory approval of partnered product candidates; and/or (ii) delay or prevent the effective commercialization of partnered products. Such delays could have a material adverse effect on our business and financial condition. We also rely on our partners to commercialize and distribute their products and if they are unsuccessful in commercializing their products, the resulting royalty revenue we would receive may be lower than expected.
If we or our partners fail to comply with regulatory requirements applicable to promotion, sale and manufacturing of approved products, regulatory agencies may take action against us or them, which could harm our business.*
Any approved products, along with the manufacturing processes, post-approval clinical data requirements, labeling, advertising and promotional activities for these products, are subject to continual requirements and review by the FDA, state and foreign regulatory bodies. Regulatory authorities subject a marketed product, its manufacturer and the manufacturing facilities to continual review and periodic inspections. We, our partners and our respective contractors, suppliers and vendors, will be subject to ongoing regulatory requirements, including complying with regulations and laws regarding advertising, promotion and sales of drug products, required submissions of safety and other post-market information and reports, registration requirements, cGMP regulations (including requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation), and the requirements regarding the distribution of samples to physicians and recordkeeping requirements. Further, because some of our proprietary and partnered products and product candidates are drug/device combination products, we and our partners will have to comply with extensive regulatory requirements than would otherwise be required for products that are not combination products. Regulatory agencies may change existing requirements or adopt new requirements or policies. We, our partners and our respective contractors, suppliers and vendors, may be slow to adapt or may not be able to adapt to these changes or new requirements.
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
We currently have significant debt and expect to incur additional debt. Failure by us to fulfill our obligations under the applicable debt agreements may cause repayment obligations to accelerate.*
The aggregate amount of our consolidated indebtedness, net of debt discount, as of September 30, 2022 was $1,504.5 million, which includes $13.5 million in aggregate principal amount of the 2024 Convertible Notes, $805.0 million in aggregate principal amount of the 2027 Convertible Notes and $720.0 million in aggregate principal of the 2028 Convertible Notes, net of unamortized debt discount of $0.2 million, $15.2 million and $18.6 million for 2024 Convertible Notes, 2027 Convertible Notes and 2028 Convertible Notes, respectively.
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
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. Even if holders of the Convertible Notes do not elect to convert their notes, we are required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability when the conditional conversion feature is triggered, which results in a material reduction of our net working capital. For example, as of September 30, 2022, the conditional conversion feature was triggered and our 2024 Convertible Notes are classified as a current liability.
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

If proprietary or partnered product candidates are approved for commercialization but do not gain market acceptance resulting in commercial performance below that which was expected or projected, our business may suffer.*
Assuming that existing or future proprietary or partnered product candidates obtain the necessary regulatory approvals for commercial sale, a number of factors may affect the market acceptance of these newly-approved products, including, among others:
•the degree to which the use of these products is restricted by the approved product label;
•the price of these products relative to other therapies for the same or similar treatments;
•the extent to which reimbursement for these products and related treatments will be available from third-party payers including government insurance programs and private insurers;
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
Developing, manufacturing and marketing pharmaceutical products for human use involves significant product liability risks for which we may have insufficient insurance coverage.*
The development, manufacture, testing, marketing and sale of pharmaceutical products and medical devices involves the risk of product liability claims by consumers and other third parties. Product liability claims may be brought by individuals seeking relief for themselves, or by groups seeking to represent a class of injured patients. Further, third-party payers, either individually or as a putative class, may bring actions seeking to recover monies spent on one of our products. Although we maintain product liability insurance coverage, product liability claims can be high in the pharmaceutical industry, and our insurance may not sufficiently cover our actual liabilities. If product liability claims were to be made against us, it is possible that the liabilities may exceed the limits of our insurance policy, or our insurance carriers may deny, or attempt to deny, coverage in certain instances. If a lawsuit against us is successful, then the insurance coverage may not be sufficient and could materially and adversely affect our business and financial condition. Furthermore, various distributors of pharmaceutical products require minimum product liability insurance coverage before purchase or acceptance of products for distribution. Failure to satisfy these insurance requirements could impede our ability to achieve broad distribution of our proposed products, and higher insurance requirements could impose additional costs on us. In addition, since many of our partnered product candidates include the pharmaceutical products of a third-party, we run the risk that problems with the third-party pharmaceutical product will give rise to liability claims against us. Product liability claims can also result in additional regulatory consequences including, but not limited to, investigations and regulatory enforcement actions, as well as recalls, revocation or approvals, or labeling, marketing or promotional restrictions or changes. Product liability claims could also harm our reputation and the reputation of our products, adversely affecting our ability to market our products successfully. In addition, defending a product liability lawsuit is expensive and can divert the attention of our key employees from operating our business. Such claims can also impact our ability to initiate or complete clinical trials.
If our partners do not achieve projected development, clinical, or regulatory goals in the timeframes publicly announced or otherwise expected, the commercialization of our partnered products may be delayed and, as a result, our stock price may decline, and we may face lawsuits relating to such declines.
From time to time, our partners may publicly announce the estimated timing for the accomplishment of certain scientific, clinical, regulatory and other product development goals. The accomplishment of any goal is typically based on numerous assumptions, and the achievement of a particular goal may be delayed for any number of reasons both within and outside of our and our partners’ control. If scientific, regulatory, strategic or other factors cause a partner to not meet a goal, regardless of whether that goal has been publicly announced or not, our stock price may decline rapidly. Stock price declines may also trigger direct or derivative shareholder lawsuits. As with any litigation proceeding, the eventual outcome of any legal action is difficult to predict. If any such lawsuits occur, we will incur expenses in connection with the defense of these lawsuits, and we may have to pay substantial damages or settlement costs in connection with any resolution thereof. Although we have insurance coverage against which we may claim recovery against some of these expenses and costs, the amount of coverage may not be adequate to cover the full amount or certain expenses and costs may be outside the scope of the policies we maintain. In the event of an adverse outcome or outcomes, our business could be materially harmed from depletion of cash resources, negative impact on our reputation, or restrictions or changes to our governance or other processes that may result from any final disposition of the lawsuit. Moreover, responding to and defending pending litigation significantly diverts management’s attention from our operations.
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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. The high and low sales prices of our common stock during the twelve months ended September 30, 2022 were $52.98 and $31.36, respectively. In addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:
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
•the failure or delay of applicable regulatory bodies to approve our proprietary or partnered product candidates;
•identification of safety or tolerability issues associated with our proprietary or partnered products or product candidates;
•failure of our or our partners’ clinical trials to meet efficacy endpoints;
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
Further, in connection with our Convertible Notes issuances, we have entered into indentures dated as of November 18, 2019, March 1, 2021 and August 18, 2022 (the “Indentures”), with The Bank of New York Mellon Trust Company, N.A., as trustee. Certain provisions in the Indentures could make it more difficult or more expensive for a third-party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the Convertible Notes will have the right to require us to repurchase their Convertible Notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their Convertible Notes in connection with such takeover. In addition, a change of control constitutes an event of default under our 2022 Credit Agreement. Such event of default could result in the administrative agent or the lender parties thereto declaring the unpaid principal, all accrued and unpaid interest, and all other amounts owing or payable under the 2022 Credit Agreement to be immediately due and payable. In either case, and in other cases, our obligations under the Convertible Notes, the Indentures and the 2022 Credit Agreement could increase the cost of acquiring us or otherwise discourage a third-party from acquiring us or removing incumbent management.
In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit large stockholders from consummating a merger with, or acquisition of, us.
These provisions may deter an acquisition of us that might otherwise be attractive to stockholders.
Risks Related to Our Industry
Our or our partnered products must receive regulatory approval before they can be sold, and compliance with the extensive government regulations is expensive and time consuming and may result in the delay or cancellation of our or our partnered product sales, introductions or modifications.*
Extensive industry regulation has had, and will continue to have, a significant impact on our business. All pharmaceutical and medical device companies, including ours, are subject to extensive, complex, costly and evolving regulation by the health regulatory agencies including the FDA (and with respect to controlled drug substances, the U.S. Drug Enforcement Administration (DEA)) and equivalent foreign regulatory agencies and state and local/regional government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packaging, labeling, storing, recordkeeping, safety, approval, advertising, promotion, sale and distribution of our products and our partners’ products and product candidates. We are dependent on receiving FDA and other governmental approvals, including regulatory approvals in jurisdictions outside the United States, prior to manufacturing, marketing and shipping our products. Consequently, there is always a risk that the FDA or other applicable governmental authorities, including those outside the United States, will not approve our or our partners’ products or may impose onerous, costly and time-consuming requirements such as additional clinical or animal testing. Regulatory authorities may require that our partners’ change our studies or conduct additional studies, which may significantly delay or make continued pursuit of approval commercially unattractive to our partners. For example, the approval of the HYQVIA BLA was delayed by the FDA until we and our partner provided additional preclinical data sufficient to address concerns regarding non-neutralizing antibodies to rHuPH20 that were detected in the registration trial. Although these antibodies have not been associated with any known adverse clinical effects, and the HYQVIA BLA was ultimately approved by the FDA, the FDA or other foreign regulatory agency may, at any time, halt our and our partners’ development and commercialization activities due to safety concerns. In addition, even if our proprietary or or partnered products are approved, regulatory agencies may also take post-approval action limiting or revoking our or our partners’ ability to sell these products. Any of these regulatory actions may adversely affect the economic benefit we may derive from our proprietary or our partnered products and therefore harm our financial condition.

Under certain of these regulations, in addition to our partners, we and our contract suppliers and manufacturers are subject to periodic inspection of our or their respective facilities, procedures and operations and/or the testing of products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we and our contract suppliers and manufacturers are in compliance with all applicable regulations. The FDA also conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems, or our contract suppliers’ and manufacturers’ processes, are in compliance with cGMP and other FDA regulations. If our partners, we, or our contract suppliers and manufacturers, fail these inspections, our partners may not be able to commercialize their products in a timely manner without incurring significant additional costs, or at all.
In addition, the FDA imposes a number of complex regulatory requirements on entities that advertise and promote pharmaceuticals including, but not limited to, standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities involving the Internet.
Because some of our and our partners’ products and product candidates are considered to be drug/device combination products, the approval and post-approval requirements that we and they are required to comply with can be more complex.*
Many of our and our partners’ products and product candidates are considered to be drug/device combination products by the FDA, consisting of a drug product and a drug delivery device. If marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. A combination product, however, is assigned to a center that will have primary jurisdiction over its pre-market review and regulation based on a determination of the product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of our and our partners’ products and product candidates, the primary mode of action is typically attributable to the drug component of the products, which means that the Center of Drug Evaluation and Research has primary jurisdiction over the products’ premarket development and review. These products and product candidates will be and have been subject to the FDA drug approval process and will not require a separate FDA clearance or approval for the device component. Even though these products and product candidates will not require a separate FDA clearance or approval, both the drug and device centers within the FDA will review the marketing application for safety, the efficacy of both the drug and device component, including the design and reliability of the injector, and a number of other different areas, such as to ensure that the drug labeling adequately discloses all relevant information and risks, and to confirm that the instructions for use are accurate and easy to use. These reviews could increase the time needed for review completion of a successful application and may require additional studies, such as usage studies, to establish the validity of the instructions for use. Such reviews and requirements may extend the time necessary for the approval of drug-device combinations. In the case of combination product candidates for which we or our partners are seeking approval via the ANDA pathway, it is also possible that the agency may decide that the unique nature of combination products leads it to question the claims of bioequivalence and/or same labeling, resulting in the need to refile the application under Section 505(b)(2). This may result in delays in product approval and may cause us or our partners to incur additional costs associated with testing, including clinical trials. Approval via the 505(b)(2) pathway may also result in additional selling expenses and a decrease in market acceptance due to the lack of substitutability by pharmacies or formularies. In addition, approval under the 505(b)(2) or ANDA regulatory pathway is not a guarantee of an exclusive position for the approved product in the marketplace.
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
For certain of our products, we and our independent contractors, distributors, prescribers, and dispensers are required to comply with regulatory requirements related to controlled substances, which will require the expenditure of additional time and will incur additional expenses to maintain compliance and may subject us to additional penalties for noncompliance, which could inhibit successful commercialization.*
Certain of our products are controlled substances and accordingly, we, and our contractors, distributors, prescribers, and dispensers must comply with Federal controlled substances laws and regulations, enforced by the U.S. Drug Enforcement Administration (“DEA”), as well as state-controlled substances laws and regulations enforced by state authorities. These requirements include, but are not limited to, registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, and other requirements. These requirements are enforced by the DEA through periodic inspections. Not only must continuous controlled substance registration be maintained, but compliance with the applicable controlled substance requirements will require significant efforts and expenditures, which could also inhibit successful commercialization. If we and our contractors, distributors, prescribers, and dispensers do not comply with the applicable controlled substance requirements, we or they may be subject to administrative, civil or criminal enforcement, including civil penalties, refusals to renew necessary registrations, revocation of registrations, criminal proceedings, or consent decrees.

Patent protection for protein-based therapeutic products and other biotechnology inventions is subject to uncertainty, and if patent laws or the interpretation of patent laws change, our competitors may be able to develop and commercialize products based on our discoveries.
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
If third-party reimbursement and customer contracts are not available, our proprietary and partnered products may not be accepted in the market resulting in commercial performance below that which was expected or projected.
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
The rising cost of healthcare and related pharmaceutical product pricing has led to cost containment pressures from third-party payers as well as changes in federal coverage and reimbursement policies and practices that could cause us and our partners to sell our products at lower prices, and impact access to our and our partners’ products, resulting in less revenue to us.*
Any of our proprietary or partnered products that have been, or in the future are, approved by the FDA may be purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations and managed care organizations. Such third-party payers increasingly challenge pharmaceutical product pricing. The trend toward managed healthcare in the U.S., the growth of such organizations, and various legislative proposals and enactments to reform healthcare and government insurance programs, including the Medicare Prescription Drug Modernization Act of 2003 and the Affordable Care Act of 2010 (ACA), could significantly influence the manner in which pharmaceutical products are prescribed and purchased, resulting in lower prices and/or a reduction in demand. Such cost containment measures and healthcare reforms could adversely affect our ability to sell our product and our partners’ ability to sell their products.
In the U.S., our business may be impacted by changes in federal reimbursement policy resulting from executive actions, federal regulations, or federal demonstration projects.

The federal administration and/or agencies, such as the Centers for Medicare & Medicaid Services, or CMS, have announced a number of demonstration projects, recommendations and proposals to implement various elements described in the drug pricing blueprint. CMS, the federal agency responsible for administering Medicare and overseeing state Medicaid programs and Health Insurance Marketplaces, has substantial power to implement policy changes or demonstration projects that can quickly and significantly affect how drugs, including our products, are covered and reimbursed. For example, in November 2020, former President Trump announced the interim final rule to implement the Most Favored Nations drug pricing model seeking to tie Medicare payment rates to an international index price. This final rule was subsequently rescinded by CMS. Additionally, a number of Congressional committees have also held hearings and evaluated proposed legislation on drug pricing and payment policy which may affect our business. For example, in July 2019, the Senate Finance Committee advanced a bill that in part would penalize pharmaceutical manufacturers for increasing drug list prices covered by Medicare Part B and Part D, faster than the rate of inflation, and cap out-of-pocket expenses for Medicare Part D beneficiaries. Several other proposals have been introduced that, if enacted and implemented, could affect access to and sales of our and our partners’ products, allow the federal government to engage in price negotiations on certain drugs, and allow importation of prescription medication from Canada or other countries. For example, in August 2022, “The Inflation Reduction Act of 2022” was enacted which will, among other things, require the federal government to negotiate prices for some drugs covered under Medicare Part B and Part D, require drug companies to pay rebates to Medicare if prices rise faster than inflation for drugs used by Medicare beneficiaries and cap out-of-pocket spending for individuals enrolled in Medicare Part D.
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
Furthermore, individual states are considering proposed legislation and have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payers or other restrictions could negatively and materially impact our revenues and financial condition. We anticipate that we will encounter similar regulatory and legislative issues in most other countries outside the U.S.
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

We face competition and rapid technological change that could result in the development of products by others that are competitive with or superior to our proprietary and partnered products, including those under development.
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
General Risks
If we are unable to attract, hire and retain key management and scientific personnel our business could be negatively affected.
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
Our operations, including laboratories, offices and other research facilities, are headquartered in San Diego, California. We have additional facilities in Ewing, New Jersey and Minnetonka, Minnesota. We depend on our facilities and on our partners, contractors and vendors for the continued operation of our business. Natural disasters or other catastrophic events, pandemics, interruptions in the supply of natural resources, political and governmental changes, wildfires and other fires, tornadoes, floods, explosions, actions of animal rights activists, earthquakes and civil unrest could disrupt our operations or those of our partners, contractors and vendors. Even though we believe we carry commercially reasonable business interruption and liability insurance, and our contractors may carry liability insurance that protect us in certain events, we may suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our partners’ research and development programs.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risks during the quarter ended September 30, 2022.
As of September 30, 2022, our cash equivalents and marketable securities consisted of investments in non-U.S. Treasury securities. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. Based on our current investment portfolio as of September 30, 2022, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
On May 24, 2022, we completed the acquisition of Antares. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded Antares from our evaluation for the period ended September 30, 2022. We are in the process of integrating Antares into our system of internal control over financial reporting.
Except as noted above. there have been no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.Risk Factors
Reflecting our recent acquisition of Antares in May 2022 and our convertible note financing in August 2022, we have provided new and updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We believe these new and updated Risk Factors provide important disclosures regarding additional risks we face. The heading of each new and significantly updated Risk Factor is marked with an “*”. Other than the additions reflecting the acquisition of Antares in May 2022 and our convertible note financing in August 2022, there have been no updates that have materially changed the type or magnitude of risks we face in comparison to the Risk Factors in our most recent Annual Report on Form 10-K.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases of our common stock during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Weighted-Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Programs (thousands)
July 1, 2022 through July 31, 2022	—	$—	—	$600,000
August 1, 2022 through August 31, 2022	2,093,584	$43.09	2,093,584	$400,000
September 1, 2022 through September 30, 2022	—	$—	—	$400,000
Total	2,093,584		2,093,584

Accelerated Share Repurchase	2,025,000		2,025,000	$400,000

In December 2021, the Board of Directors authorized a second capital return program to repurchase up to $750.0 million of outstanding stock over a three-year period. In August 2022, we entered into an ASR agreement to repurchase $109.8 million of common stock. At inception pursuant to the agreement, we paid $109.8 million to Bank of America and took initial delivery of 2.0 million shares.
In connection with the sale of the 2028 Convertible Notes, on August 18, 202, we exchanged a combination of cash and shares of our common stock for a portion of our outstanding 2024 Convertible Notes through privately negotiated and induced conversion transactions with certain holders of the 2024 Convertible Notes (“2022 Note Repurchases” or the “2022 Induced Conversion”). In connection with the 2022 Induced Conversion, we paid approximately $77.6 million in cash, which included accrued interest, and issued 1,512,120 shares of our common stock representing the intrinsic value based on the contractual conversion rate and incremental shares as an inducement for conversion. These shares were issued in a transaction with our existing security holders not involving a public offering pursuant to the exemptions from registration set forth in Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act.
Item 3.Defaults Upon Senior Securities
Not applicable.

Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws, as amended (2)
4.1	Indenture, dated November 18, 2019, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, and the Registrant (3)

4.2	Form of Note, dated November 18, 2019, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, and the Registrant (3)

4.3	Indenture, dated March 1, 2021, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, and the Registrant (4)

4.4	Form of Note, dated March 1, 2021, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, and the Registrant (4)

4.5	Indenture, dated August 18, 2022, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, and the Registrant (5)

4.6	Form of Note, dated August 18, 2022, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, and the Registrant (included within Exhibit 4.5) (5)

10.1	Form of Capped Call Confirmation (5)

10.2	Amendment No. 1 to the Credit Agreement (6)

10.3#	Severance Policy.

10.4#	Halozyme Therapeutics, Inc. 2021 Employee Stock Purchase Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline Taxonomy Extension Schema Document.

101.CAL	Inline Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline Taxonomy Extension Label Linkbase Document.

101.PRE	Inline Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
(2)Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 10, 2021.
(3)Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed November 18, 2019.
(4)Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 1, 2021.
(5)Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed August 18, 2022.
(6)Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed August 19, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	November 8, 2022	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 8, 2022	/s/ Nicole LaBrosse
Nicole LaBrosse Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)