Form 10-Q
period 2023-03-31
HALOZYME THERAPEUTICS, INC.
filed 2023-05-09
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 131,680,440 as of April 28, 2023.

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
•Our business strategy is focused on growth of our ENHANZE technology, auto-injector technology, commercial products and potential growth through acquisition. Currently, ENHANZE is the largest revenue driver and as a result there is a risk for potential negative impact from adverse developments. Future expansion of our strategic focus to additional applications of our ENHANZE technology or by acquiring new technologies may require the use of additional resources, result in increased expense and ultimately may not be successful.
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
•If our partners do not achieve projected development, clinical, or regulatory goals in the timeframes publicly announced or otherwise expected, the commercialization of our partners products may be delayed and, as a result, our business, financial condition, and results of operations may be adversely affected or delayed.
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
•Because some of our and our partnered products and product candidates are considered to be drug/device combination products, the approval and post-approval requirements that we and they are required to comply with can be more complex.
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
•If third-party reimbursement and customer contracts are not available, our proprietary and partnered products may not be accepted in the market resulting in commercial performance below that which was expected or projected.

•The rising cost of healthcare and related pharmaceutical product pricing has led to cost containment pressures from third-party payers as well as changes in federal coverage and reimbursement policies and practices that could cause us and our partners to sell our products at lower prices, and impact access to our and our partnered products, resulting in less revenue to us.
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

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$96,383	$234,195
Marketable securities, available-for-sale	179,225	128,599
Accounts receivable, net and contract assets	194,883	231,072
Inventories, net	107,521	100,123
Prepaid expenses and other current assets	37,007	45,024
Total current assets	615,019	739,013
Property and equipment, net	77,964	75,570
Prepaid expenses and other assets	25,240	26,301
Goodwill	416,223	409,049
Intangible assets, net	528,817	546,652
Deferred tax assets, net	35,684	44,426
Restricted cash	500	500
Total assets	$1,699,447	$1,841,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,695	$17,693
Accrued expenses	79,978	96,516
Deferred revenue, current portion	3,246	3,246
Current portion of long-term debt, net	—	13,334
Total current liabilities	91,919	130,789
Deferred revenue, net of current portion	2,253	2,253
Long-term debt, net	1,494,380	1,492,766
Other long-term liabilities	29,573	30,433
Contingent liability	15,472	15,472
Total liabilities	1,633,597	1,671,713
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 131,662 and 135,154 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	132	135
Additional paid-in capital	—	27,368
Accumulated other comprehensive income (loss)	24	(922)
Retained earnings	65,694	143,217
Total stockholders’ equity	65,850	169,798
Total liabilities and stockholders’ equity	$1,699,447	$1,841,511
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues
Royalties	$99,640	$69,605
Product sales, net	60,794	22,140
Revenues under collaborative agreements	1,709	25,534
Total revenues	162,143	117,279
Operating expenses
Cost of sales	35,170	15,922
Amortization of intangibles	17,835	—
Research and development	17,979	11,853
Selling, general and administrative	37,357	13,834
Total operating expenses	108,341	41,609
Operating income	53,802	75,670
Other income (expense)
Investment and other income, net	2,979	498
Interest expense	(4,543)	(1,759)
Net income before income taxes	52,238	74,409
Income tax expense	12,623	14,301
Net income	$39,615	$60,108

Earnings per share
Basic	$0.29	$0.44
Diluted	$0.29	$0.43

Weighted average common shares outstanding
Basic	135,027	137,658
Diluted	137,900	141,277
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$39,615	$60,108
Other comprehensive income:
Unrealized gain (loss) on marketable securities	924	(2,171)
Foreign currency translation adjustment	22	—
Comprehensive income	$40,561	$57,937
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,

	2023	2022
Operating activities
Net income	$39,615	$60,108
Adjustments to reconcile net income to net cash provided by in operating activities:
Share-based compensation	7,966	4,742
Depreciation and amortization	2,622	778
Amortization of intangible assets	17,835	—
Amortization of debt discount	1,835	971
Amortization of (premium) discounts on marketable securities, net	(917)	541
Loss on disposal of equipment	—	80
Recognition of deferred revenue	—	(499)
Lease payments recognized (deferred)	320	(183)
Deferred income taxes	3,874	12,926
Changes in operating assets and liabilities:
Accounts receivable, net and other contract assets	36,189	(22,787)
Inventories	(7,250)	6,298
Prepaid expenses and other assets	8,881	(9,168)
Accounts payable and accrued expenses	(24,006)	(6,010)
Net cash provided by operating activities	86,964	47,797
Investing activities
Purchases of marketable securities	(109,919)	(184,815)
Proceeds from sales and maturities of marketable securities	61,134	136,000
Purchases of property and equipment	(11,377)	(490)
Net cash used in investing activities	(60,162)	(49,305)
Financing activities
Repayment of 2024 Convertible Notes	(13,483)	—
Repurchase of common stock	(150,083)	—
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	(1,048)	624
Net cash (used in) provided by financing activities	(164,614)	624
Net decrease in cash, cash equivalents and restricted cash	(137,812)	(884)
Cash, cash equivalents and restricted cash at beginning of period	234,695	119,219
Cash, cash equivalents and restricted cash at end of period	$96,883	$118,335

Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for purchases of property and equipment	$390	$309
Right-of-use assets obtained in exchange for lease obligation	$406	$—
Common stock issued for conversion of 2024 Convertible Notes	$125	$—
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2022	135,154	$135	$27,368	$(922)	$143,217	$169,798
Share-based compensation expense	—	—	7,966	—	—	7,966
Issuance of common stock for the conversion of 2024 Convertible Notes	289	—	(126)	—	—	(126)
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net	384	1	(1,049)	—	—	(1,048)
Repurchase of common stock	(4,165)	(4)	(34,159)		(117,138)	(151,301)
Other comprehensive income	—	—	—	946	—	946
Net income	—	—	—	—	39,615	39,615
BALANCE AS OF MARCH 31, 2023	131,662	$132	$—	$24	$65,694	$65,850

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2021	137,498	$138	$256,347	$(620)	$(58,912)	$196,953
Share-based compensation expense	—	—	4,742	—	—	4,742
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	390	—	624	—	—	624
Other comprehensive loss	—	—	—	(2,171)	—	(2,171)
Net income	—	—	—	—	60,108	60,108
BALANCE AS OF MARCH 31, 2022	137,888	$138	$261,713	$(2,791)	$1,196	$260,256

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
Our first commercially approved product Hylenex® recombinant (“Hylenex”), and our ENHANZE partners’ approved products and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 is the active ingredient in Hylenex that works by breaking down hyaluronan (“HA”), a naturally occurring carbohydrate that is a major component of the extracellular matrix of the SC space. This temporarily reduces the barrier to bulk fluid flow allowing for improved and more rapid SC delivery of high dose, high volume injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as ENHANZE. We license the ENHANZE technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the SC route of administration. In the development of proprietary intravenous (“IV”) drugs combined with our ENHANZE technology, data have been generated supporting the potential for ENHANZE to reduce patient treatment burden, as a result of shorter duration of SC administration with ENHANZE compared to IV administration. ENHANZE may enable fixed-dose SC dosing compared to weight-based dosing typically required for IV administration, extend the dosing interval for drugs that are already administered subcutaneously and potentially allow for lower rates of infusion related reactions. ENHANZE may enable more flexible treatment options such as home administration by a healthcare professional or potentially the patient or caregiver. Lastly, certain proprietary drugs co-formulated with ENHANZE have been granted additional exclusivity, extending the patent life of the product beyond the patent expiry of the proprietary IV drug.
We currently have ENHANZE collaborations and licensing agreements with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Takeda Pharmaceuticals International AG and Baxalta US Inc. (“Takeda”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol-Myers Squibb Company (“BMS”), Alexion Pharma International Operations Unlimited Company (an indirect wholly owned subsidiary of AstraZeneca PLC) (“Alexion”), argenx BVBA (“argenx”), Horizon Therapeutics plc. (“Horizon”), ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”) and Chugai Pharmaceutical Co., Ltd (“Chugai”). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales-based milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently receive royalties from three of these collaborations, including royalties from sales of one product from the Takeda collaboration, three products from the Roche collaboration and one product from the Janssen collaboration. Future potential revenues from ENHANZE collaborations and from the sales and/or royalties of our approved products will depend on the ability of our partners, in some areas supported by Halozyme to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
Our commercial portfolio of proprietary products also includes XYOSTED®, TLANDO® and NOCDURNA®. We also have commercialized auto-injector products with several pharmaceutical companies including Teva Pharmaceutical Industries, Ltd. (“Teva”), Covis Group S.a.r.l. (“Covis”) and Otter Pharmaceuticals, LLC (“Otter”). We have development programs including auto-injectors with Idorsia Pharmaceuticals Ltd. (“Idorsia”) and Pfizer.
Except where specifically noted or the context otherwise requires, references to “Halozyme,” “the Company,” “we,” “our,” and “us” in these notes to the condensed consolidated financial statements refer to Halozyme Therapeutics, Inc. and each of its directly and indirectly wholly owned subsidiaries as disclosed in Note 2, Summary of Significant Accounting Policies.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared for purposes of and in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 21, 2023. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Operating results for interim periods are not necessarily indicative of the operating results for an entire fiscal year.
The accompanying interim unaudited condensed consolidated financial statements include the accounts of Halozyme Therapeutics, Inc. and our wholly owned subsidiaries, Halozyme, Inc. and Antares Pharma, Inc., and Antares Pharma, Inc.’s wholly owned Swiss subsidiaries, Antares Pharma IPL AG and Antares Pharma AG. All intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of interim unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our interim unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that we believe to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from our estimates.
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within 90 days or less from the date of purchase. As of March 31, 2023, our cash and cash equivalents consisted of money market funds, bank certificate of deposits and demand deposits at commercial banks.
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
Restricted Cash
Under the lease terms of our facilities, we are required to maintain letters of credit as security deposits during the terms of such leases. As of March 31, 2023 and December 31, 2022, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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

Our financial instruments include cash equivalents, available-for-sale marketable securities, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, long-term debt and a contingent liability. Fair value estimates of these instruments are made at a specific point in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. The carrying amount of cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.
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
Leases
We have entered into operating leases primarily for real estate and automobiles. These leases have contractual terms which range from 3 years to 12 years. We determine if an arrangement contains a lease at inception. Right of use (“ROU”) assets and liabilities resulting from operating leases are included in property and equipment, accrued expenses and other long-term liabilities on our condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the discount rate to calculate the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our leases often include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that we will exercise that option. Short-term leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
We have lease agreements with lease and non-lease components, which are generally accounted for separately. For certain equipment leases, such as automobiles, we account for the lease and non-lease components as a single lease component.
Business Combinations
Under the acquisition method of accounting, we allocate the fair value of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. These valuations require us to make estimates and assumptions, especially with respect to intangible assets. We record the excess consideration over the aggregate fair value of tangible and intangible assets, net of liabilities assumed, as goodwill. Costs incurred to complete a business combination, such as legal and other professional fees, are expensed as incurred.
If the initial accounting for a business combination is incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in our financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. We record these adjustments to the provisional amounts with a corresponding offset to goodwill. Any adjustments identified after the measurement period are recorded in the condensed consolidated statements of income.
Goodwill, Intangible Assets and Other Long-Lived Asset
Assets acquired, including intangible assets and in-process research and development (“IPR&D”), and liabilities assumed are measured at fair value as of the acquisition date. Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of the net assets acquired. Intangible assets acquired in a business combination that are used for IPR&D activities are considered indefinite lived until the completion or abandonment of the associated research and development efforts. Upon reaching the end of the relevant research and development project (i.e., upon commercialization), the IPR&D asset is amortized over its estimated useful life. If the relevant research and development project is abandoned, the IPR&D asset is expensed in the period of abandonment.
Goodwill and IPR&D are not amortized; however, they are reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. Goodwill and IPR&D are considered to be impaired if the carrying value of the reporting unit or IPR&D asset exceeds its respective fair value.
We perform our goodwill impairment analysis at the reporting unit level, which aligns with our reporting structure and availability of discrete financial information. During the goodwill impairment review, we assess qualitative factors to determine whether it is more likely than not that the fair values of our reporting unit is less than the carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and our overall financial performance. If, after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair value of our reporting unit is less than the carrying amounts, then no additional assessment is deemed necessary. Otherwise, we proceed to compare the estimated fair value of the reporting unit with the carrying value, including goodwill. If the carrying amount of the reporting unit exceeds the fair value, we record an impairment loss based on the difference. We may elect to bypass the qualitative assessment in a period and proceed to perform the quantitative goodwill impairment test.
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
Revenue Recognition
We generate revenues from payments received (i) as royalties from licensing our ENHANZE technology and other royalty arrangements, (ii) under collaborative agreements and (iii) from sales of our proprietary and partnered products. We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers, we perform the following five steps: (i) identify the promised goods or services in the contract; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligations.
ENHANZE and Device Royalties
Under the terms of our ENHANZE collaboration and license agreements, our partners will pay us royalties at an on average mid-single digit percent rate of their sales if products under the collaboration are commercialized. All amounts owed to us are noncancelable after the underlying triggering event occurs, and nonrefundable once paid. Unless terminated earlier in accordance with its terms, collaborations generally continue in effect until the last to expire royalty payment term, as determined on a product by product and country by country basis, with each royalty term starting on the first commercial sale of that product and ending the later of: (i) a specified period or term set forth in the agreement or (ii) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration. In general, when there are no valid claims of a specified patent developed under the collaboration covering the product in a given country, the royalty rate is reduced for those sales in that country upon the expiration of our patents covering rHuPH20. Janssen’s patents covering DARZALEX SC do not impact the timing for this royalty reduction. Partners may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis generally upon 90 days prior written notice to us. Upon any such termination, the license granted to partners (in total or with respect to the terminated target, as applicable) will terminate provided, however, that in the event of expiration of the agreement (as opposed to a termination), the on-going licenses granted will become perpetual, non-exclusive and fully paid. Sales-based milestones and royalties are recognized in the period the underlying sales or milestones occur. We do not receive final royalty reports from our ENHANZE partners until after we complete our financial statements for a prior quarter. Therefore, we recognize revenue based on estimates of the royalty earned, which are based on internal estimates and available preliminary reports provided by our partners. We will record adjustments in the following quarter, if necessary, when final royalty reports are received. To date, we have not recorded any material adjustments.

We also earn royalties in connection with several of our licenses granted under license and development arrangements with our device partners. These royalties are based upon a percentage of commercial sales of partnered products with rates ranging from mid-single digits to low double digits and are tiered based on levels of net sales. These sales-based royalties, for which the license was deemed the predominant element to which the royalties relate, are estimated and recognized in the period in which the partners’ commercial sales occur. The royalties are generally reported and payable to us within 45 to 60 days after the end of the period in which the commercial sales are made. We base our estimates of royalties earned on actual sales information from our partners when available or estimated, prescription sales from external sources and estimated net selling price. We will record adjustments in the following quarter, if necessary, when final royalty reports are received. To date, we have not recorded any material adjustments.
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
Although these agreements are in form identified as collaborative agreements, we concluded for accounting purposes they represent contracts with customers and are not subject to accounting literature on collaborative arrangements. This is because we grant to partners licenses to our intellectual property and provide supply of bulk rHuPH20 and research and development services which are all outputs of our ongoing activities, in exchange for respective consideration. Under these collaborative agreements, our partners lead development of assets, and we do not share in significant financial risks of their development or commercialization activities. Accordingly, we concluded our collaborative agreements are appropriately accounted for pursuant to U.S. GAAP.
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
Transaction price for a contract represents the amount to which we are entitled in exchange for providing goods and services to the customer. Transaction price does not include amounts subject to uncertainties unless it is probable that there will be no significant reversal of revenue when the uncertainty is resolved. Apart from the upfront license payment (or target selection fees in the target selection contracts), all other fees we may earn under our collaborative agreements are subject to significant uncertainties of product development. Achievement of many of the event-based development and regulatory milestones may not be probable until such milestones are actually achieved. This generally relates to milestones such as obtaining marketing authorization approvals. With respect to other development milestones, e.g., dosing of a first patient in a clinical trial, achievement could be considered probable prior to its actual occurrence, based on the progress towards commencement of the trial. In order to evaluate progress towards commencement of a trial, we assess the status of activities leading up to our partner’s initiation of a trial such as feedback received from the applicable regulatory authorities, completion of Investigational New Drug (“IND”) or equivalent filings, readiness and availability of drug, readiness of study sites and our partner’s commitment of resources to the program. We do not include any amounts subject to uncertainties in the transaction price until it is probable that the amount will not result in a significant reversal of revenue in the future. At the end of each reporting period, we re-evaluate the probability of achievement of such milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price.
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
Device License, Development and Supply Arrangements
We have several license, development and supply arrangements with pharmaceutical partners, under which we grant a license to our device technology and provide research and development services that often involve multiple performance obligations and highly-customized deliverables. For such arrangements, we identify each of the promised goods and services within the contract and the distinct performance obligations at inception of the contract and allocate consideration to each performance obligation based on relative SSP, which is generally determined based on the expected cost plus mark-up.
If the contract includes an enforceable right to payment for performance completed to date and performance obligations are satisfied over time, we recognize revenue over the development period using either the input or output method depending on which is most appropriate given the nature of the distinct deliverable. For other contracts that do not contain an enforceable right to payment for performance completed to date, revenue is recognized when control of the product is transferred to the customer. Factors that may indicate transfer of control has occurred include the transfer of legal title, transfer of physical possession, the customer has obtained the significant risks and rewards of ownership of the assets and we have a present right to payment.
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
License fees and milestones received in exchange for the grant of a license to our functional intellectual property, such as patented technology and know-how in connection with a partnered development arrangement, are generally recognized at inception of the arrangement, or over the development period depending on the facts and circumstances, as the license is generally not distinct from the non-licensed goods or services to be provided under the contract. Milestone payments that are contingent upon the occurrence of future events are evaluated and recorded at the most likely amount, and to the extent that it is probable that a significant reversal of revenue will not occur when the associated uncertainty is resolved.
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
Upon recognition of revenue from product sales of Hylenex recombinant, the estimated amounts of credit for product returns, chargebacks, distribution fees, prompt payment discounts, and GPO fees are included in accrued liabilities and net of accounts receivable in the condensed consolidated balance sheet. We monitor actual product returns, chargebacks, discounts and fees subsequent to the sale. If these amounts differ from our estimates, we make adjustments to these allowances, which are applied to increase or reduce product sales revenue and earnings in the period of adjustment.
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
We are the exclusive supplier of OTREXUP® to Otter. Because this product is custom manufactured with no alternative use and we have a contractual right to payment for performance completed to date, control is continuously transferred to the customer as the product is produced pursuant to firm purchase orders. Revenue is recognized over time using the output method based on the contractual selling price and number of units produced. The amount of revenue recognized in excess of the amount shipped/billed to the customer, if any, is recorded as contract assets in the condensed consolidated balance sheets due to the short-term nature in which the amount is ultimately expected to be billed and collected from the customer.
All other device partnered product sales are recognized at the point in time in which control is transferred to the customer, which is typically upon shipment. Sales terms and pricing are governed by the respective supply and distribution agreements, and there is generally no right of return. Revenue is recognized at the transaction price, which includes the contractual per unit selling price and estimated variable consideration, such as volume-based pricing arrangements or profit-sharing arrangements, if any. We recognize revenue, including the estimated variable consideration we expect to receive for contract margin on future commercial sales, upon shipment of the goods to our partner. The estimated variable consideration is recognized at an amount we believe is not subject to significant reversal of revenue based on historical experience and is adjusted at each reporting period if the most likely amount of expected consideration changes or becomes fixed.
Revenue Presentation
In our condensed consolidated statements of income, we report the upfront payments, event-based development and regulatory milestones and sales milestones as revenues under collaborative agreements. We also include in this category revenues from separate research and development contracts pursuant to project authorization forms. We report royalties received from partners as a separate line in our condensed consolidated statements of income.
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
Share-Based Compensation
We record compensation expense associated with stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”) and shares issued under our employee stock purchase plan (“ESPP”) in accordance with the authoritative guidance for share-based compensation. The cost of employee services received in exchange for an award of an equity instrument is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period of the award. Share-based compensation expense for an award with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. Forfeitures are recognized as a reduction of share-based compensation expense as they occur.
Income Taxes
We provide for income taxes using the liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at each reporting period. We measure deferred tax assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse. Significant judgment is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and any associated valuation allowances recorded against our net deferred tax assets, which are based on complex and evolving tax regulations. Deferred tax assets (“DTA”) and other tax benefits are recorded when they are more likely than not to be realized. On a quarterly basis, we assess the need for valuation allowance on our DTAs, weighing all positive and negative evidence, to assess if it is more-likely-than-not that some or all of our DTAs will be realized. We recorded a provision for income taxes of $12.6 million using an effective tax rate of 24.1% for the three months ended March 31, 2023. The difference between our effective tax rate and the U.S. federal statutory rate of 21% is primarily due to tax benefits on Foreign Derived Intangible Income Deduction (“FDII”), tax detriments on 162(m) and other share-based compensation.
Segment Information
We operate our business in one operating segment, which includes all activities related to the research, development and commercialization of our proprietary enzymes and devices. This segment also includes revenues and expenses related to (i) research and development and manufacturing activities conducted under our collaborative agreements with third parties, and (ii) product sales of proprietary and partnered products. The chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment.

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
The acquisition of Antares has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, with Halozyme treated as the accounting acquirer, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair value on the acquisition date. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. We are still finalizing the liabilities assumed related to accrued expenses which are subject to change as additional information is received to complete our analysis. As a result, the preliminary estimates may be revised during the measurement period. These differences could have a material impact on our results of operations and financial position.
In the first quarter of 2023, we recorded measurement period adjustments which increased goodwill by $7.1 million to adjust accrued expenses by $2.3 million and deferred tax liabilities by $4.8 million. The measurement period adjustments have been recorded to reflect facts and circumstances that existed as of the acquisition date.

4. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$6,079	$1	$(10)	$6,070
Corporate debt securities	10,206	9	(13)	10,202
U.S. treasury securities	120,555	43	(98)	120,500
Agency bonds	18,765	54	(1)	18,818
Commercial paper	23,639	—	(4)	23,635
	$179,244	$107	$(126)	$179,225

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$1,146	$—	$—	$1,146
Corporate debt securities	7,139	—	(9)	7,130
U.S. treasury securities	111,469	—	(934)	110,535
Agency bonds	2,783	2	(1)	2,784
Commercial paper	7,004	—	—	7,004
	$129,541	$2	$(944)	$128,599
As of March 31, 2023, thirty-four available-for-sale marketable securities with a fair market value of $96.2 million were in a gross unrealized loss position of $0.1 million. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of March 31, 2023, because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
The estimated fair value of our contractual maturities of available-for-sale debt securities were as follows (in thousands):

	March 31, 2023	December 31, 2022
Due within one year	$154,591	$114,353
Due after one year but within five years	24,634	14,246
	$179,225	$128,599
The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2023			December 31, 2022
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents
Money market funds	$70,345	$—	$70,345	$191,704	$—	$191,704

Available-for-sale marketable securities
Asset-backed securities	—	6,070	6,070	—	1,146	1,146
Corporate debt securities	—	10,202	10,202	—	7,130	7,130
U.S. treasury securities	120,500	—	120,500	110,535	—	110,535
Agency bonds	18,818	—	18,818	2,784	—	2,784
Commercial paper	—	23,635	23,635	—	7,004	7,004
	$209,663	$39,907	$249,570	$305,023	$15,280	$320,303
We had no available for sale securities that were classified within Level 3 as of March 31, 2023 and December 31, 2022.

A contingent liability with a value of $15.7 million was assumed as part of the Antares acquisition related to TLANDO. The acquisition date fair value was measured using the income approach, specifically the probability weighted expected return method for the development milestone payments and the option pricing methodology using the Monte Carlo simulation for commercial milestone payments and royalty payments. The fair value of the contingent liability will be remeasured on a quarterly basis. Estimates and assumptions used in the Monte Carlo simulation include forecasted revenues, cost of debt, risk free rate, weighted average cost of capital, revenue market price risk and revenue volatility. Estimates and assumptions used in the income approach include the probability of achieving certain milestones and a discount rate. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. Changes in the fair value subsequent to the acquisition date will be recognized in our condensed consolidated statements of income.

5. Revenue
Our disaggregated revenues were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Royalties	$99,640	$69,605

Product sales, net
Sales of bulk rHuPH20	22,069	16,448
Sale of proprietary products	27,961	5,692
Sale of device partnered products	10,764	—
Total product sales, net	$60,794	$22,140

Revenues under collaborative agreements
Upfront license and target nomination fees	—	25,000
Device Licensing and development revenue	1,709	534
Total revenues under collaborative agreements	$1,709	$25,534

Total revenues	$162,143	$117,279
During the three months ended March 31, 2023, we recognized revenue related to licenses granted to partners in prior periods in the amount of $99.6 million. This amount represents royalties earned in the current period. We also recognized revenue of $0.4 million during the three months ended March 31, 2023 that had been included in deferred revenues in the condensed consolidated balance sheets as of December 31, 2022.
Accounts receivable, other contract assets and deferred revenues (contract liabilities) from contracts with customers, including partners, consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable, net	$162,545	$186,970
Other contract assets	32,338	44,102
Deferred revenues	5,499	5,499
As of March 31, 2023, the amounts included in the transaction price of our contracts with customers, including collaboration partners, and allocated to goods and services not yet provided were $123.6 million, of which $118.1 million relates to unfulfilled product purchase orders and $5.5 million has been collected and is reported as deferred revenues in the condensed consolidated balance sheets. The unfulfilled product purchase orders are estimated to be delivered by the end of 2024. Of the total deferred revenues of $5.5 million, $3.2 million is expected to be used by our customers within the next 12 months.
We recognized contract assets of $32.3 million as of March 31, 2023, which related to development milestones deemed probable of receipt for intellectual property licenses granted to partners in prior periods and for goods or services when control has transferred to the customer, and corresponding revenue is recognized on an over time basis but is not yet billable to the customer in accordance with the terms of the contract.

6. Certain Balance Sheet Items
Accounts receivable, net and contract assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable from product sales to partners	$58,502	$62,979
Accounts receivable from revenues under collaborative agreements	2,356	18,776
Accounts receivable from royalty payments	100,829	100,900
Accounts receivable from other product sales	6,774	6,229
Contract assets	32,338	44,102
Total accounts receivable and contract assets	$200,799	$232,986
Allowance for distribution fees and discounts	(5,916)	(1,914)
Total accounts receivable, net and contract assets	$194,883	$231,072
Inventories, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$22,453	$13,792
Work-in-process	27,402	40,361
Finished goods	57,666	45,970
Total inventories, net	$107,521	$100,123
Prepaid expenses and other assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid manufacturing expenses	$50,084	$51,694
Other prepaid expenses	4,739	4,647
Other assets	7,424	14,984
Total prepaid expenses and other assets	$62,247	$71,325
Less: Long-term portion	(25,240)	(26,301)
Total prepaid expenses and other assets, current	$37,007	$45,024
Prepaid manufacturing expenses include raw materials, slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory as materials are used or the contract manufacturing organization services are complete.
Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Research equipment	$8,836	$7,380
Manufacturing equipment	31,007	27,893
Computer and office equipment	8,173	7,855
Leasehold improvements	6,699	6,729
Subtotal	$54,715	$49,857
Accumulated depreciation and amortization	(16,171)	(14,756)
Subtotal	$38,544	$35,101
Right of use of assets	39,420	40,469
Property and equipment, net	$77,964	$75,570
Depreciation and amortization expense was approximately $2.6 million and $0.8 million, inclusive of ROU asset amortization of $1.4 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

Accrued expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation and payroll taxes	$10,837	$19,939
Accrued outsourced manufacturing expenses	12,456	12,190
Income taxes payable	2,638	—
Product returns and sales allowance	29,610	30,261
Other accrued expenses	19,947	29,771
Lease liability	34,063	34,788
Total accrued expenses	$109,551	$126,949
Less long-term portion	(29,573)	(30,433)
Total accrued expenses, current	$79,978	$96,516
Expense associated with the accretion of the lease liabilities was approximately $0.7 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. Total lease expense for the three months ended March 31, 2023 and 2022 was $2.1 million and $0.5 million, respectively.
Cash paid for amounts related to leases for the three months ended March 31, 2023 and 2022 was $1.7 million and $0.7 million, respectively.

7. Goodwill and Intangible Assets
Goodwill
On May 24, 2022, we acquired all outstanding equity interests of Antares. A goodwill balance of $409.0 million was recognized for the excess of the consideration transferred over the net assets acquired and represents the expected revenue and cost synergies of the combined company and assembled workforce.
A summary of the activity impacting goodwill is presented below (in thousands):

Balance as of December 31, 2022	$409,049
Measurement period adjustment	7,174
Balance as of March 31, 2023	$416,223
Intangible Assets
Our acquired intangible assets are amortized using the straight-line method over their estimated useful lives of seven to ten years. The following table shows the cost, accumulated amortization and weighted average useful life in years for our acquired intangible assets as of March 31, 2023 (in thousands).

	Weighted average useful life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Auto injector technology platform	7	$402,000	$49,092	$352,908
XYOSTED proprietary product	10	136,200	11,643	124,557
TLANDO product rights	10	2,900	248	2,652
Total finite-lived intangibles, net		$541,100	$60,983	$480,117
ATRS-1902 (IPR&D)	Indefinite			48,700
Total intangibles, net				$528,817

The estimated future annual amortization of finite-lived intangible assets is shown in the following table (in thousands). Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

Year	Amortization Expense
Remainder of 2023	$53,504
2024	71,339
2025	71,339
2026	71,339
2027	71,339
Thereafter	141,257
Total	$480,117

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
Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2028 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. As of March 31, 2023, the 2028 Convertible Notes are not convertible.
Upon conversion, we will pay cash for the settlement of principal, and for the premium, if applicable, we will pay cash, deliver shares of common stock or a combination of cash and shares of common stock, at our election. The initial conversion rate for the 2028 Convertible Notes is 17.8517 shares of common stock per $1,000 in principal amount of 2028 Convertible Notes, equivalent to a conversion price of approximately $56.02 per share of our common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued or unpaid interest.
As of March 31, 2023, we were in compliance with all covenants and there was no material adverse change in our business, operations or financial condition.
Capped Call Transactions
In connection with the offering of the 2028 Convertible Notes, we entered into capped call transactions with certain counterparties (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2028 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2028 Convertible Notes. The cap price of the Capped Call Transactions is initially $75.4075 per share of common stock, representing a premium of 75% above the last reported sale price of $43.09 per share of common stock on August 15, 2022, and is subject to certain adjustments under the terms of the Capped Call Transactions. As of March 31, 2023, no capped calls have been exercised.
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
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. The 2027 Convertible Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately preceding the maturity date. As of March 31, 2023, the 2027 Convertible Notes are not convertible.
Upon conversion, we will pay cash for the settlement of principal, and for the premium, if applicable, we will pay cash, deliver shares of common stock or a combination of cash and shares of common stock, at our election. The initial conversion rate for the 2027 Convertible Notes will be 12.9576 shares of common stock per $1,000 in principal amount of 2027 Convertible Notes, equivalent to a conversion price of approximately $77.17 per share of our common stock. The conversion rate is subject to adjustment.
As of March 31, 2023, we were in compliance with all covenants and there was no material adverse change in our business, operations or financial condition.
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
In January 2021, we notified the note holders of our irrevocable election to settle the principal of the 2024 Convertible Notes in cash and for the premium, if applicable, to deliver shares of common stock. The conversion rate for the 2024 Convertible Notes will be 41.9208 shares of common stock per $1,000 in principal amount of 2024 Convertible Notes, equivalent to a conversion price of approximately $23.85 per share of our common stock. The conversion rate was subject to adjustment.
In March 2021, we completed a privately negotiated induced conversion of $369.1 million principal amount of the 2024 Convertible Notes (“2021 Note Repurchases” or the “2021 Induced Conversion”). In connection with the 2021 Induced Conversion, we paid approximately $370.2 million in cash, which includes principal and accrued interest, and issued approximately 9.08 million shares of our common stock representing the intrinsic value based on the contractual conversion rate and incremental shares as an inducement for conversion. As a result of the 2021 Induced Conversion, we recorded $0.0 million in induced conversion expense which was included in other income (expense) of the condensed consolidated statements of income in 2021. The induced conversion expense represented the fair value of the common stock issued upon conversion in excess of the common stock issuable under the original terms of the 2024 Convertible Notes.
In August 2022, we completed a privately negotiated induced conversion of $77.4 million principal amount of the 2024 Convertible Notes (“2022 Note Repurchases” or the “2022 Induced Conversion”). In connection with the 2022 Induced Conversion, we paid approximately $77.6 million in cash, which includes principal and accrued interest, and issued approximately 1.51 million shares of our common stock representing the intrinsic value based on the contractual conversion rate and incremental shares as an inducement for conversion. As a result of the 2022 Induced Conversion, we recorded $2.7 million in induced conversion expense which was included in other income (expense) of the condensed consolidated statements of income in 2022. The induced conversion expense represented the fair value of the common stock issued upon conversion in excess of the common stock issuable under the original terms of the 2024 Convertible Notes.
In January 2023, we issued a notice for the redemption of 2024 Convertible Notes. Holders of the notes may convert their notes at any time prior the close of business day prior to the redemption date. In March 2023, holders of the notes elected to convert the 2024 Convertible Notes in full. In connection with the conversion, we paid approximately $13.5 million in cash which includes principal and accrued interest, and issued 288,886 shares of our common stock representing the intrinsic value based on the contractual conversion rate.

Net Carrying Amounts of our Convertible Notes
The carrying amount and fair value of our Convertible Notes were as follows (in thousands).

	March 31, 2023	December 31, 2022
Principal amount
2024 Convertible Notes	$—	$13,483
2027 Convertible Notes	805,000	805,000
2028 Convertible Notes	720,000	720,000
Total Principal Amount	$1,525,000	$1,538,483

Unamortized debt discount
2024 Convertible Notes	$—	$(149)
2027 Convertible Notes	(13,509)	(14,359)
2028 Convertible Notes	(17,111)	(17,875)
Total unamortized debt discount	$(30,620)	$(32,383)

Carrying amount
2024 Convertible Notes	$—	$13,334
2027 Convertible Notes	791,491	790,641
2028 Convertible Notes	702,889	702,125
Total carrying amount	$1,494,380	$1,506,100

Fair value based on trading levels (Level 2):
2024 Convertible Notes	$—	$32,176
2027 Convertible Notes	682,938	784,770
2028 Convertible Notes	680,587	849,823
Total fair value of outstanding notes	$1,363,525	$1,666,769

Remaining amortization per period of debt discount (in years):
2024 Convertible Notes	—	1.9
2027 Convertible Notes	3.9	4.2
2028 Convertible Notes	5.4	5.6

The following table summarizes the components of interest expense and the effective interest rates for each of our Convertible Notes (in thousands).

	Three Months Ended March 31,
	2023	2022
Coupon interest
2024 Convertible Notes	$36	$284
2027 Convertible Notes	503	503
2028 Convertible Notes	1,800	—
Total coupon interest	$2,339	$787

Amortization of debt discount
2024 Convertible Notes	$24	$127
2027 Convertible Notes	850	844
2028 Convertible Notes	764	—
Total amortization of debt discount	$1,638	$971

Interest expense
2024 Convertible Notes	$60	$411
2027 Convertible Notes	1,353	1,347
2028 Convertible Notes	2,564	—
Total interest expense	$3,977	$1,758

Effective interest rates
2024 Convertible Notes	—	1.8%
2027 Convertible Notes	0.7%	0.7%
2028 Convertible Notes	1.5%	N/A

Revolving Credit and Term Loan Facilities (May 2022)
In May 2022, in connection with the closing of the Antares acquisition, we entered into a credit agreement, which was subsequently amended, with Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders and L/C Issuers party thereto (the “2022 Credit Agreement), evidencing a credit facility (the “2022 Facility”) that provides for (i) a $350 million revolving credit facility (the “Revolving Credit Facility”) and (ii) a $250 million term loan facility (the “Term Facility”). Proceeds from a $120 million draw on the Revolving Credit Facility and the $250 million Term Facility were used to fund a portion of the Antares acquisition, repay Antares’ existing debt and pay fees and expenses in connection with the Antares acquisition. The 2022 Credit Agreement contains an expansion feature, which allows us, subject to certain conditions, to increase the aggregate principal amount of the 2022 Facility, provided we remain in compliance with underlying financial covenants on a pro forma basis including the consolidated interest coverage ratio and the consolidated net leverage ratio covenants set forth in the 2022 Credit Agreement. The 2022 Facility will mature on November 30, 2026 unless either the Revolving Credit Facility or the Term Facility is extended prior to such date in accordance with the 2022 Credit Agreement.
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
As of March 31, 2023, the Revolving Credit Facility was undrawn. We incurred a total of $3.6 million in third-party costs related to the 2022 Credit Agreement which is recorded as debt issuance cost within prepaid expenses and other assets in the condensed consolidated balance sheets. As of March 31, 2023, the unamortized debt issuance cost related to the revolving credit facility was $2.9 million.

9. Share-based Compensation
Total following table summarized share-based compensation expense included in our condensed consolidated statements of income related to share-based awards (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$3,101	$2,017
Selling, general and administrative	4,865	2,725
Share-based compensation expense	$7,966	$4,742
Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options	$3,455	$2,620
RSUs, PSUs and ESPP	4,511	2,122
	$7,966	$4,742
We granted stock options to purchase approximately 1.2 million and 1.3 million shares of common stock during the three months ended March 31, 2023 and 2022, respectively. The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes model”). Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments. The assumptions used in the Black-Scholes model were as follows:

	Three Months Ended March 31,
	2023	2022
Expected volatility	39.68 - 39.98%	41.14 - 41.23%
Average expected term (in years)	4.8	4.7
Risk-free interest rate	3.48 - 4.27%	1.37 - 1.90%
Expected dividend yield	—	—
In February 2021, our Board of Directors approved our 2021 ESPP and our stockholders approved the plan in May 2021. The ESPP enables eligible employees to purchase shares of our common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Share purchases are funded through payroll deduction of at least 1% and up to 15% of an employee’s compensation for each payroll period, and no employee may purchase shares under the ESPP that exceeds $25,000 worth of our common stock for a calendar year. As of March 31, 2023, 2,650,103 shares were available for future purchase. The offering period is generally for a six-month period and the first offering period commenced on June 16, 2021. Offering periods shall commence on or about the sixteenth day of June and December of each year and end on or about the fifteenth day of the next December and June, respectively, occurring thereafter.

Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized was as follows (in thousands, unless otherwise noted):

	March 31, 2023
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$45,810	3.00
RSUs	44,291	2.94
PSUs	9,351	2.12
ESPP	111	0.21

10. Stockholders’ Equity
During the three months ended March 31, 2023 and 2022, we issued an aggregate of 143,931 and 172,607 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $16.87 and $17.21 per share, respectively, for net proceeds of approximately $2.4 million and $3.0 million, respectively. For the three months ended March 31, 2023 and 2022, we issued 239,919 and 216,886 shares of common stock, respectively, upon vesting of certain RSUs and PSUs for which 70,733 and 68,425 RSUs were withheld from the RSU holders, respectively, to pay for minimum withholding taxes totaling approximately $6.5 million and $4.3 million, respectively. Stock options and unvested restricted units totaling approximately 7.8 million shares and 6.6 million shares of our common stock were outstanding as of March 31, 2023 and December 31, 2022, respectively.
Share Repurchases
In December 2021, the Board of Directors authorized a capital return program to repurchase up to $750.0 million of outstanding stock over a three-year period. During 2021, we repurchased 3.9 million shares of common stock for $150.0 million at an average price of $38.51. During 2022, we repurchased 4.5 million shares of common stock for $200.0 million at an average price of $44.44. All shares repurchased under our capital return programs have been retired and have resumed their status of authorized and unissued shares.
We had the following activity under the approved share repurchase programs (dollars in thousands, except share and per share data):

	2023
	Total Number of Shares Purchased	Weighted Average Price paid Per Share	Total Cost(1)
First quarter	4,165,258	$36.01	$150,083
	4,165,258	$36.01	$150,083

(1) Included in the total cost of shares purchased is a commission fee of $0.02 per share.

11. Earnings per share
Basic earnings per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Outstanding stock options, unvested RSUs, unvested PSUs, common shares expected to be issued under our ESPP and the Convertible Notes are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive.
Potentially dilutive common shares issuable upon vesting of stock options, RSUs and PSUs are determined using the average share price for each period under the treasury stock method. Potentially dilutive common shares issuable upon conversion of our Convertible Notes are determined using the if-converted method. Since we have committed to settle the principal amount of the Convertible Notes in cash upon conversion only, the number of shares for the conversion spread will be included as a dilutive common stock equivalent.
A reconciliation of the numerators and the denominators of the basic and diluted earning per common share computations is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator
Net income	$39,615	$60,108
Denominator
Weighted average common shares outstanding for basic earnings per share	135,027	137,658
Dilutive potential common stock outstanding
Stock Options	2,173	2,043
RSUs, PSUs and ESPP	468	317
Convertible Notes	232	1,259
Weighted average common shares outstanding for diluted earnings per share	137,900	141,277
Earnings per share:
Basic	$0.29	$0.44
Diluted	$0.29	$0.43
Shares which have been excluded from the calculation of diluted earnings per common share because their effect was anti-dilutive, include the following (shares in millions):

	Three Months Ended March 31,
	2023	2022
Anti-dilutive securities (1)	26.2	15.4
(1) The anti-dilutive securities include outstanding stock options, unvested RSUs, unvested PSUs, common shares expected to be issued under our ESPP and Convertible Notes.

12. Commitments and Contingencies
From time to time, we may be involved in disputes, including litigation, relating to claims arising out of operations in the normal course of our business. Any of these claims could subject us to costly legal expenses and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our condensed consolidated statements of income and balance sheets. Additionally, any such claims, whether or not successful, could damage our reputation and business. We currently are not a party to any legal proceedings, the adverse outcome of which, in our opinion, individually or in the aggregate, would have a material adverse effect on our condensed consolidated statements of income or balance sheets.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this report, unless the context suggests otherwise, references to “Halozyme,” “the Company,” “we,” “our,” “ours,” and “us” refer to Halozyme Therapeutics, Inc., its wholly owned subsidiaries, Halozyme, Inc., Antares Pharma Inc., and Antares Pharma Inc.s’ wholly-owned subsidiaries, Antares Pharma IPL AG and Antares Pharma AG. References to “Notes” refer to the Notes to Condensed Consolidated Financial Statements included herein (refer to Item 1 of Part I).
The following information should be read in conjunction with the interim unaudited condensed consolidated financial statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2022. Past financial or operating performance is not necessarily a reliable indicator of future performance, and our historical performance should not be used to anticipate results or future period trends.
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
Our proprietary enzyme, rHuPH20, is used to facilitate the SC delivery of injected drugs and fluids. We license our technology to biopharmaceutical companies to collaboratively develop products that combine our ENHANZE® drug delivery technology (“ENHANZE”) with the partners’ proprietary compounds. We also develop, manufacture and commercialize, for ourselves or with our partners, drug-device combination products using our advanced auto-injector technologies.
Our first commercially approved product, Hylenex® recombinant, (“Hylenex”), and our ENHANZE partners’ approved products and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 is the active ingredient in Hylenex, that works by breaking down hyaluronan (“HA”), a naturally occurring carbohydrate that is a major component of the extracellular matrix of the SC space. This temporarily reduces the barrier to bulk fluid flow allowing for improved and more rapid SC delivery of high dose, high volume injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as ENHANZE. We license the ENHANZE technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the SC route of administration. In the development of proprietary intravenous (“IV”) drugs combined with our ENHANZE technology, data have been generated supporting the potential for ENHANZE to reduce patient treatment burden, as a result of shorter duration of SC administration with ENHANZE compared to IV administration. ENHANZE may enable fixed-dose SC dosing compared to weight-based dosing typically required for IV administration, extend the dosing interval for drugs that are already administered subcutaneously and potentially allow for lower rates of infusion-related reactions. ENHANZE may enable more flexible treatment options such as home administration by a healthcare professional or potentially the patient or caregiver. Lastly, certain proprietary drugs co-formulated with ENHANZE have been granted additional exclusivity, extending the patent life of the product beyond the patent expiry of the proprietary IV drug.

We currently have ENHANZE collaborations and licensing agreements with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Takeda Pharmaceuticals International AG and Baxalta US Inc. (“Takeda”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol Myers Squibb Company (“BMS”), Alexion Pharma International Operations Unlimited Company (an indirect wholly owned subsidiary of AstraZeneca PLC) (“Alexion”), argenx BVBA (“argenx”), Horizon Therapeutics plc. (“Horizon”), ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”) and Chugai Pharmaceutical Co., Ltd (“Chugai”). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales-based milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently receive royalties from three of these collaborations, including royalties from sales of one product from the Takeda collaboration, three products from the Roche collaboration and one product from the Janssen collaboration. Future potential revenues from ENHANZE collaborations and from the sales and/or royalties of our approved products will depend on the ability of our partners, in some areas supported by Halozyme to develop, manufacture, secure and maintain regulatory approvals for approved products and product candidates and commercialize product candidates.
Our commercial portfolio of proprietary products also includes XYOSTED®, TLANDO® and NOCDURNA®. We also have commercialized auto-injector products with several pharmaceutical companies including Teva Pharmaceutical Industries, Ltd. (“Teva”), Covis Group S.a.r.l. (“Covis”) and Otter Pharmaceuticals, LLC (“Otter”). We have development programs including auto-injectors with Idorsia Pharmaceuticals Ltd. (“Idorsia”) and Pfizer.
Our first quarter of 2023 and recent key events are as follows:
Partners
•In April 2023, Takeda announced that the U.S. Food and Drug Administration (“FDA”) approved a supplemental Biologics License Application (“sBLA”) to expand the use of HYQVIA to treat primary immunodeficiency in children.
•In March 2023, BMS initiated a Phase 3 trial to demonstrate the drug exposure levels of nivolumab and relatlimab fixed-dose combination with ENHANZE is not inferior to IV administration in participants with previously untreated metastatic or unresectable melanoma (RELATIVITY-127).
•In January 2023, argenx announced that FDA extended the Prescription Drug User Free Act (“PDUFA”) date for SC efgartigimod for the treatment of adults with generalized myasthenia gravis (gMG) to June 20, 2023.
•In January 2023, the FDA accepted the Biologics License Application (“BLA”) for the SC formulation of Tecentriq with a PDUFA goal date of September 15, 2023.

Corporate
•In the first quarter of 2023, we repurchased 4.2 million shares of common stock in open market for $150.0 million at an average price per share of $36.01. As of March 31, 2023, we have repurchased a total of 12.6 million shares for $500.0 million at an average price per share of $39.81 under our $750 million 3-year share repurchase plan.
•In March 2023, the outstanding amount of the 2024 Convertible Notes converted in full and paid $13.5 million in cash and issued 288,886 shares.

Product and Product Candidates
The following table summarizes our marketed proprietary products and product candidates under development and our marketed partnered products and product candidates under development with our partners:

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	INDICATION	PHASE 1 / PHASE 2 / PHASE 3 / FILED / APPROVED
PROPRIETARY APPROVED PRODUCT			
HYLENEX® recombinant (hyaluronidase human injection)	Various	Adjuvant for subcutaneous fluid delivery for dispersion & absorption of other injected drugs	Approved in the U.S.
XYOSTED®(testosterone enanthate) injection (CIII)	Urology	Testosterone Replacement Therapy (TRT)	Approved in the U.S.
NOCDURNA® (desmopressin acetate)	Urology/ Endocrinology	Nocturnal Polyuria	Approved in the U.S.
TLANDO® (testosterone undecanoate) (CIII)	Urology	Testosterone Replacement Therapy (TRT)	Approved in the U.S.
ENHANZE® PARTNER APPROVED PRODUCTS			
Roche			
Herceptin® SC (trastuzumab) (Outside the U.S.) Herceptin Hylecta™ (trastuzumab and hyaluronidase-oysk) (U.S.)	Oncology	Breast Cancer	Approved in the U.S., EU, China and other countries outside the U.S. (OUS)
Phesgo®(pertuzumab/trastuzumab/hyaluronidase-zzfx) (U.S.) and (pertuzumab/trastuzumab)(EU)	Oncology	Breast Cancer	Approved in the U.S., EU, and OUS Submitted in Japan, China
MabThera® SC (rituximab) (Outside the U.S) RITUXAN HYCELA™ (rituximab/hyaluronidase human) (U.S.)	Oncology	Multiple blood cancers	Approved for NHL in EU and OUS; Approved for CLL in EU and OUS Approved for DLBCL, CLL and FL in the U.S. Submitted in China
Takeda			
HYQVIA® [Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase]	Immunology	Primary Immunodeficiency, Secondary Immunodeficiencies in EU	Approved for adults and children in U.S., EU and OUS
Janssen			
DARZALEX FASPRO® (daratumumab hyaluronidase human-fihj) (U.S./China) DARZQURO® (daratumumab)(Japan) DARZALEX SC® (daratumumab) (OUS)	Oncology	Multiple Myeloma AL Amyloidosis	Approved for MM in the U.S, EU, Japan and OUS Approved for AL Amyloidosis in U.S, EU, Japan and China
DEVICE PARTNER APPROVED PRODUCTS			
Teva			
Epinephrine Injection USP(generic equivalent to EpiPen® and EpiPen® Jr.)	Allergy and Immunology	Anaphylaxis	Approved in the U.S.
Sumatriptan Injection USP(generic version of Imitrex® STATdose Pen®)	Neurology	Migraines	Approved in the U.S.
Teriparatide Injection(generic version of Forsteo®)	Endocrinology	Osteoporosis	Approved in EU
Otter			
OTREXUP® (methotrexate) injection	Rheumatology	Rheumatoid Arthritis; pJIA, Psoriasis	Approved in the U.S.

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
XYOSTED (testosterone enanthate) Injection
We market and sell our proprietary product XYOSTED for SC administration of testosterone replacement therapy (“TRT”) in adult males for conditions associated with a deficiency or absence of endogenous testosterone (primary or hypogonadism). XYOSTED is the only FDA-approved SC testosterone enanthate product for once-weekly, at-home self-administration and is approved and marketed in the U.S. in three dosage strengths, 50 mg, 75 mg and 100 mg. Safety and efficacy of XYOSTED in males less than 18 years old have not been established.
NOCDURNA (desmopressin acetate) Sublingual Tablets
We market and sell NOCDURNA, which is the first and only sublingual tablet indicated for the treatment of nocturia due to nocturnal polyuria (“NP”) in adults who awaken at least two times per night to urinate. In the NOCDURNA clinical trials, NP was defined as night-time urine production exceeding one-third of the 24-hour urine production. NOCDURNA is a sublingual tablet, marketed in two dosage strengths in the U.S., that dissolves quickly under the tongue without water and has been shown in clinical studies to reduce nighttime urination by nearly one-half (in patients who average three nighttime bathroom visits.) We license NOCDURNA from Ferring. In October 2022, we notified Ferring that we are terminating the NOCDURNA license agreement with an effective termination date in October 2023.
TLANDO (testosterone undecanoate) Oral Formulation
TLANDO is a twice daily oral formulation of testosterone indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone (primary or hypogonadotropic hypogonadism). TLANDO was granted FDA approval in March 2022. In June 2022, we announced the commercial launch of TLANDO in the U.S. Safety and efficacy of TLANDO in males less than 18 years old have not been established.
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
In January 2022, we announced the positive results from the Phase 1 clinical study and were granted Fast Track designation by the FDA. The positive results supported the advancement of our ATRS-1902 development program to a pivotal study for the treatment of acute adrenal insufficiency, using our Vai novel proprietary rescue pen platform to deliver a liquid stable formulation of hydrocortisone.

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

In September 2013, Roche launched a SC formulation of Herceptin (trastuzumab) (Herceptin® SC) in Europe for the treatment of patients with HER2-positive breast cancer followed by launches in additional countries. This formulation utilizes our ENHANZE technology and is administered in two to five minutes, compared to 30 to 90 minutes with the standard IV form. In September 2018, we announced that Roche received approval from Health Canada for Herceptin SC. In February 2019, we announced that Roche received approval from the FDA for Herceptin SC under the brand name Herceptin Hylecta™. In October 2022, Roche Pharmaceuticals China announced the approval of Herceptin in China.
In June 2020, the FDA approved the fixed-dose combination of Perjeta® (pertuzumab) and Herceptin for SC injection (Phesgo™) utilizing ENHANZE technology for the treatment of patients with HER2-positive breast cancer. In December 2020, the European Commission (“EC”) also approved Phesgo. In July 2022, Roche submitted the Initial Marketing Application (“IMA”) for the fixed-dose combination of Perjeta (pertuzumab) and Herceptin for SC injection (Phesgo) to the Center for Drug Evaluation (“CDE”) in China. In September 2022, Chugai Pharmaceutical Co., Ltd. (a Member of the Roche Group) announced the submission of a NDA in Japan for the fixed-dose SC combination of pertuzumab and trastuzumab (same monoclonal antibodies as in Perjeta and Herceptin) with ENHANZE. This application is based on data from two clinical studies including the results from the global Phase 3 FeDeriCa study in patients with HER2-positive breast cancer.
In June 2014, Roche launched MabThera® SC in Europe for the treatment of patients with common forms of non-Hodgkin lymphoma (NHL) followed by launches in additional countries. This formulation utilizes our ENHANZE technology and is administered in approximately five minutes compared to the approximately 1.5 to 4 hour IV infusion. In May 2016, Roche announced that the European Medicines Agency (“EMA”) approved Mabthera SC to treat patients with chronic lymphocytic leukemia (“CLL”). In June 2017, the FDA approved Genentech’s RITUXAN HYCELA®, a combination of rituximab using ENHANZE technology (approved and marketed under the MabThera SC brand in countries outside the U.S. and Canada), for CLL and two types of NHL, follicular lymphoma and diffuse large B-cell lymphoma. In March 2018, Health Canada approved a combination of rituximab and ENHANZE (approved and marketed under the brand name RITUXAN® SC) for patients with CLL. In November 2022, Roche submitted the IMA for Mabthera SC to CDE in China.
In September 2017 and October 2018, we entered into agreements with Roche to develop and commercialize additional exclusive target using ENHANZE technology. The upfront license payment may be followed by event-based payments subject to Roche’s achievement of specified development, regulatory and sales-based milestones. In addition, Roche will pay royalties to us if products under the collaboration are commercialized.
In December 2018, Roche initiated a Phase 1b/2 study in patients with non-small cell lung cancer (“NSCLC”) for TECENTRIQ® (atezolizumab) using ENHANZE technology, followed by initiation of a Phase 3 study in December 2020. In August 2022, Roche announced that the Phase 3 study met its co-primary endpoints showing non-inferior levels of Tecentriq in the blood (pharmacokinetics), when injected subcutaneously, compared with IV infusion, in cancer immunotherapy-naïve patients with advanced or metastatic NSCLC for whom prior platinum therapy has failed. The safety profile of the SC formulation was consistent with that of IV Tecentriq. In November 2022, Roche submitted BLA to the FDA and a Marketing Authorization Application (“MAA”) to the EMA for the SC formulation of Tecentriq with ENHANZE across all approved indications of IV Tecentriq. In January 2023, the FDA accepted the BLA with the official PDUFA goal date of September 15, 2023.
In August 2019, Roche initiated a Phase 1 study evaluating OCREVUS® (ocrelizumab) with ENHANZE technology in subjects with multiple sclerosis, followed by initiation of a Phase 3 study in April 2022.
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
In May 2013, the EC granted Takeda marketing authorization in all European Union (“EU”) Member States for the use of HYQVIA as replacement therapy for adult patients with primary and secondary immunodeficiencies. Takeda launched HYQVIA in the first EU country in July 2013 and has continued to launch in additional countries. In May 2016, Takeda announced that HYQVIA received a marketing authorization from the EC for a pediatric indication.

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
In July 2022, Takeda announced positive topline results from pivotal Phase 3 trial evaluating HYQVIA, for maintenance treatment of chronic inflammatory demyelinating polyradiculoneuropathy (CIDP), and Takeda confirmed its intention to submit regulatory applications in the U.S. and EU in its fiscal year 2022. In July 2022, Takeda filed sBLA for the potential expanded use of HYQVIA for pediatric indication for primary immunodeficiency. In April 2023, Takeda announced that the FDA approved the sBLA to expand the use of HYQVIA to treat primary immunodeficiency in children.
Pfizer Collaboration
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Pfizer proprietary biologics in primary care and specialty care indications. Pfizer has elected five targets and has returned two targets.
Janssen Collaboration
In December 2014, we and Janssen entered into a collaboration and license agreement, under which Janssen has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Janssen proprietary biologics directed to up to five targets. Targets may be selected on an exclusive basis. Janssen elected CD38 and initiated several Phase 3 studies, Phase 2 studies and Phase 1 studies of DARZALEX® (daratumumab), directed at CD38, using ENHANZE technology in patients with amyloidosis, smoldering myeloma and multiple myeloma.
In February 2019, Janssen’s development partner, Genmab, announced positive Phase 3 trial results from the COLUMBA study evaluating SC DARZALEX in comparison to IV DARZALEX in patients with relapsed or refractory multiple myeloma. DARZALEX SC® (utilizing ENHANZE technology) was found to be non-inferior to DARZALEX IV with regard the co-primary endpoints of Overall Response Rate and Maximum Trough concentration. In May 2020, we announced that Janssen received U.S. FDA approval and launched the commercial sale of DARZALEX FASPRO® in four regimens across five indications in multiple myeloma patients, including newly diagnosed, transplant-ineligible patients as well as relapsed or refractory patients. As a fixed-dose formulation, DARZALEX FASPRO can be administered over three to five minutes, significantly less time than DARZALEX IV which requires multi-hour infusions. In June 2020, we announced that Janssen received European marketing authorization and launched the commercial sale of DARZALEX SC utilizing ENHANZE in the EU. Subsequent to these approvals, Janssen received several additional regulatory approvals for additional indications and patient populations in the U.S., EU, Japan and China. Beginning with the U.S., in January 2021, Janssen received FDA approval for DARZALEX FASPRO in combination with bortezomib, thalidomide, and dexamethasone in newly diagnosed multiple myeloma patients who are eligible for autologous stem cell transplant. In January 2021, Janssen received accelerated approval from the FDA for DARZALEX FASPRO in combination with bortezomib, cyclophosphamide and dexamethasone (D-VCd) for the treatment of adult patients with newly diagnosed AL amyloidosis (not recommended for the treatment of patients with AL amyloidosis who have NYHA Class IIIB or Class IV cardiac disease or Mayo Stage IIIB outside of controlled clinical trials). In July 2021, Janssen received FDA approval for DARZALEX FASPRO in combination with pomalidomide and dexamethasone (D-Pd) for patients with multiple myeloma after first or subsequent relapse. In July 2021, Janssen received FDA approval for DARZALEX FASPRO in combination with D-Pd for patients with multiple myeloma after first or subsequent relapse. In November 2021, Janssen received FDA approval for DARZALEX FASPRO in combination with Kyprolis® (carfilzomib) and dexamethasone for patients with relapsed or refractory multiple myeloma who have received one to three prior lines of therapy. In the EU, in June 2021, we announced that Janssen received marketing authorization from the EC for DARZALEX SC in two new indications, in combination with D-VCd in newly diagnosed adult patients with AL amyloidosis and in combination with D-Pd in adult patients with relapsed or refractory multiple myeloma. In Japan, in March 2021, Janssen announced approval from Japan’s Ministry of Health, Labour and Welfare (MHLW) for the SC formulation of DARZALEX (known as DARZQURO in Japan) for the treatment of multiple myeloma, and in May 2021 Janssen commenced commercial sale in Japan. In August 2021, Janssen received approval of DARZQURO for systemic AL amyloidosis in Japan. In China, in October 2021, Janssen’s DARZALEX FASPRO was approved by the China National Medical Products Administration (NMPA) for the treatment of primary light chain amyloidosis, in combination with D-VCd in newly diagnosed patients.

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
BMS Collaboration
In September 2017, we and BMS entered into a collaboration and license agreement, which became effective in November 2017, under which BMS had the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with BMS products directed at up to eleven targets. Targets may be selected on an exclusive basis or non-exclusive basis. BMS has designated multiple immuno-oncology targets including programmed death 1 (PD-1) and has an option to select 3 additional targets by November 2024. In October 2019, BMS initiated a Phase 1 study of relatlimab, an anti-LAG-3 antibody, in combination with nivolumab using ENHANZE technology. In May 2021, BMS initiated a Phase 3 of nivolumab using ENHANZE technology for patients with advanced or metastatic clear cell renal cell carcinoma (CheckMate-67T), leveraging data and insights from Phase 1/2 CA209-8KX study in patients with solid tumors. In June 2022, BMS nominated a new undisclosed target. In March 2023, BMS initiated a Phase 3 trial to demonstrate the drug exposure levels of nivolumab and relatlimab fixed-dose combination with ENHANZE is not inferior than IV administration in participants with previously untreated metastatic or unresectable melanoma (RELATIVITY-127).
Alexion Collaboration
In December 2017, we and Alexion entered into a collaboration and license agreement, under which Alexion has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Alexion’s portfolio of products directed at up to four exclusive targets and has access to utilize ENHANZE with up to three exclusive targets.
argenx Collaboration
In February 2019, we and argenx entered into an agreement for the right to develop and commercialize one exclusive target, the human neonatal Fc receptor FcRn, which includes argenx's lead asset efgartigimod (ARGX-113), and an option to select two additional targets using ENHANZE technology. In May 2019, argenx nominated a second target to be studied using ENHANZE technology, a human complement factor C2 associated with the product candidate ARGX-117, which is being developed to treat severe autoimmune diseases in Multifocal Motor Neuropathy (MMN). In October 2020, we and argenx entered into an agreement to expand the collaboration relationship, adding three targets for a total of up to six targets under the collaboration.
In July 2019, argenx dosed the first subject in a phase 1 clinical trial evaluating the safety, pharmacokinetics and pharmacodynamics of ARGX-113, using ENHANZE technology. In December 2020, argenx initiated a Phase 3 study of ARGX-113 using ENHANZE technology for patients with immune thrombocytopenia (ITP), an immune disorder in which the blood does not clot normally. In January 2021, argenx initiated a Phase 3 study of ARGX-113 using ENHANZE technology in pemphigus vulgaris and foliaceus (PV), a rare autoimmune disease that causes painful blisters on the skin and mucous membranes. In February 2021, argenx initiated a Phase 3 study of ARGX-113 using ENHANZE technology for patients with chronic inflammatory demyelinating polyneuropathy (CIDP) and a Phase 3 study of ARGX-113 using ENHANZE technology in myasthenia gravis (MG), an autoimmune disorder of the musculoskeletal system caused by IgG autoantibodies. In December 2021, argenx announced the FDA approval of efgartigimod (VYVGARTTM) for the treatment of generalized myasthenia gravis for the IV dosing regimen. In March 2022, argenx announced that data from argenx’s phase 3 ADAPT-SC study evaluating SC efgartigimod (1000mg efgartigimod-PH20) for the treatment of generalized myasthenia gravis (gMG) achieved the primary endpoint of total IgG reduction from baseline at day 29, demonstrating statistical non-inferiority to VYVGART (efgartigimod alfa-fcab) IV formulation in gMG patients. In June 2022, argenx initiated a study, BALLAD, evaluating Efgartigimod with ENHANZE in bullous pemphigoid. In September 2022, argenx announced the submission of BLA to the FDA for SC efgartigimod for the treatment of adults with gMG, and in November 2022, argenx announced the acceptance of the BLA application with a priority review and a PDUFA date of March 20, 2023. In January 2023, argenx announced the review time was extended by the FDA to June 20, 2023 to allow the FDA sufficient time to review. Argenx has also submitted a marketing authorization application to the European Medicines Agency for SC efgartigimod for the treatment of adults with gMG with an anticipated regulatory approval decision in the fourth quarter of 2023. argenx is currently conducting a Phase 2 study of ARGX-113 (ALKIVIA) using ENHANZE technology for patients with active idiopathic inflammatory myopathy (Myositis). argenx intends to initiate a registrational trial of ARGX-113 using ENHANZE technology for patients with thyroid eye disease in 2024.
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
Chugai Collaboration
In March 2022, we entered into a global collaboration and license agreement with Chugai Pharmaceutical Co., Ltd. The license gives Chugai exclusive access to ENHANZE technology for an undisclosed target. Chugai intends to explore the potential use of ENHANZE for a Chugai drug candidate. In May 2022, Chugai initiated a Phase 1 study to evaluate the pharmacokinetics, pharmacodynamics, and safety of targeted antibody administered subcutaneously with ENHANZE.
NIH CRADA
In June 2019, we announced a Cooperative Research and Development Agreement (“CRADA”) with the National Institute of Allergy and Infectious Diseases’ Vaccine Research Center (VRC), part of National Institute of Health (NIH), enabling the VRC’s use of ENHANZE technology to develop SC formulations of VRC07-523LS and N6LS broadly neutralizing antibodies (bnAbs) against HIV for HIV treatment. In April 2021, we were notified that the first patient was dosed with N6LS and ENHANZE in VRC 609 Phase 1 dose-escalation study to evaluate safety, tolerability, and pharmacokinetics of N6LS using ENHANZE technology. In October 2022, the VRC 609 Phase 1 study was completed.
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

In December 2007, we entered into a license, development and supply agreement with Teva under which we developed and supply a disposable pen injector for teriparatide. Under the agreement, we received an upfront payment and development milestones, and are entitled to receive royalties on net product sales by Teva in territories where commercialized. We are the exclusive supplier of the multi-dose pen, which we developed, used in Teva’s generic teriparatide injection product. In 2020, Teva launched Teriparatide Injection, the generic version of Eli Lilly’s branded product Forsteo® featuring our multi-dose pen platform, for commercial sale in several countries outside of the U.S.
In November 2012, we entered into a license, supply and distribution agreement with Teva for an auto-injector product containing sumatriptan for the treatment of migraines.
Covis Agreements
In September 2014, we entered into a development and license agreement with Covis, to develop and supply a SC auto-injector system for use with Makena, a progestin drug (hydroxyprogesterone caproate) indicated to reduce the risk of preterm birth in women pregnant with one baby and who spontaneously delivered one preterm baby in the past. Under the agreement, we were granted an exclusive, worldwide, royalty-bearing license, with the right to sublicense, to certain intellectual property rights, including know-how, patents and trademarks. In March 2018, we entered into a manufacturing agreement with Covis for the exclusive supply of the device, a variation of our VIBEX QuickShot SC auto-injector.
In April 2023, the FDA issued a final decision ordering the withdrawal of the approval for Makena. Covis is in the process of implementing the withdrawal of the product, and other than a limited supply of product currently in the channel, the product is no longer available.
Pfizer Agreement
In August 2018, we entered into a development agreement with Pfizer to jointly develop a combination drug device rescue pen utilizing the QuickShot auto-injector and an undisclosed Pfizer drug. Pfizer has provided the intellectual property rights for further development of the product to us and has retained an option to assist in the marketing, distribution and sale if we complete development of the product and submit for regulatory approval. We are continuing to evaluate the next steps for this program.
Idorsia Agreement
In November 2019, we entered into a global agreement with Idorsia to develop a novel, drug-device product containing selatogrel. A new chemical entity, selatogrel is being developed for the treatment of a suspected acute myocardial infarction (AMI) in adult patients with a history of AMI.
In February 2023, Idorsia disclosed that recruitment of their Phase 3 study with selatogrel for acute myocardial infarction had reached more than 3,330 patients.
Ferring Agreement
In October 2020, we entered into an exclusive license and commercial supply agreement with Ferring for the marketed product NOCDURNA (desmopressin acetate) in the U.S. In October 2022, we notified Ferring that we are terminating the NOCDURNA license agreement with an effective termination date in October 2023.
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

Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Royalties – Royalties were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022	Change
Royalties	$99,640	$69,605	$30,035
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
Product Sales, Net – Product sales, net were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022	Change
Sales of proprietary products	$27,961	$5,692	$22,269
Sales of bulk rHuPH20	22,069	16,448	5,621
Sales of device partnered product	10,764	—	10,764
Total product sales, net	$60,794	$22,140	$38,654
The increase in product sales was due to contribution from our proprietary and device partnered products as the result of the Antares acquisition. We expect that sales of proprietary products will grow in future years as we work to expand market share in the TRT market. We expect that product sales of bulk rHuPH20 and device partnered products will fluctuate in future periods based on the needs of our partners.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022	Change
Upfront license fees, license fees for the election of additional targets, event-based payments, license maintenance fees and amortization of deferred upfront and other license fees:
Chugai	$—	$25,000	$(25,000)
Other	—	—	—
Subtotal	—	25,000	(25,000)
Device licensing and development revenue	1,709	534	1,175
Total revenues under collaborative agreements	$1,709	$25,534	$(23,825)
The decrease in revenue from license fees was primarily due to the timing of milestones driven by partner activities. Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments vary from period to period based on our ENHANZE collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our partners’ ability to meet various clinical and regulatory milestones set forth in such agreements and our ability to obtain new collaborative agreements.
Operating expenses - Operating expenses were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022	Change
Cost of sales	$35,170	$15,922	$19,248
Amortization of intangibles	17,835	—	17,835
Research and development	17,979	11,853	6,126
Selling, general and administrative	37,357	13,834	23,523

Cost of Sales – Cost of sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of our proprietary products, device partnered products and bulk rHuPH20. The increase in cost of product sales was mainly due to an increase in sales in our proprietary and device partnered products as a result of the Antares acquisition and amortization of inventory step-up associated with purchase accounting for the Antares acquisition.
Amortization of intangibles – The amortization of intangibles expense was due to the acquisition of Antares in May 2022, in which we acquired intangible assets that are amortized over their useful lives.
Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, preclinical and regulatory activities related to our collaborations, our development platforms. The increase in research and development expense was primarily due to an increase in compensation expense related to the ongoing combined larger workforce as a result of the Antares acquisition, which added device platform resources in regulatory, quality and manufacturing as well as planned investments in ENHANZE.
Selling, General and Administrative – Selling, general and administrative (SG&A) expenses consist primarily of salaries and related costs for personnel in executive, selling and administrative functions as well as professional fees for legal and accounting, business development, commercial operations support for proprietary products and alliance management and marketing support for our collaborations. The increase in selling, general and administrative expense was primarily due to an increase in compensation expense related to the ongoing combined larger workforce, including the addition of commercial resources in sales and marketing for the testosterone replacement therapy products.
Interest Expense – Interest expense was as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022	Change
Interest expense	$4,543	$1,759	$2,784
The increase was primarily due to an increase in interest expense related to the revolving credit facility and 2028 Convertible Notes, partially offset by the decrease in interest expense related to 2024 Convertible Notes.
Income Taxes – Income taxes were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022	Change
Income tax expense	$12,623	$14,301	$(1,678)
The decrease in income tax expense was due a lower income during the current quarter. We estimate our annual effective tax rate to be approximately 20% for the full year 2023, which differs from the U.S. federal statutory rate due to state income taxes, nondeductible executive compensation, and the reduced rate on foreign export sales. Our quarterly effective tax rate of 24.09% for the three months ended March 31, 2023 was primarily due to a change in our state effective rate resulting from a statutory change in our filing methodology in certain states relating to our acquisition of Antares, and discrete excess tax benefits recognized for share-based compensation for employees, net of limitations on executive compensation.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $275.6 million. We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborative agreements and cash that we may raise through future transactions. We may raise cash through any one of the following financing vehicles: (i) new collaborative agreements; (ii) expansions or revisions to existing collaborative relationships; (iii) private financings; (iv) other equity or debt financings; (v) monetizing assets; and/or (vi) the public offering of securities.
We may, in the future, draw on our existing line of credit or offer and sell additional equity, debt securities and warrants to purchase any of such securities, either individually or in units to raise capital for additional working capital, capital expenditures, share repurchases, acquisitions or for other general corporate purposes.
Cash Flows

	Three Months Ended March 31,

	2023	2022	Change
Net cash provided by operating activities	$86,964	$47,797	$39,167
Net cash used in investing activities	(60,162)	(49,305)	(10,857)
Net cash (used in) provided by financing activities	(164,614)	624	(165,238)
Net decrease in cash, cash equivalents and restricted cash	$(137,812)	$(884)	$(136,928)
Operating Activities
The increase in cash provided by operations was mainly due to a decrease in working capital spend and an increase in royalties and product revenue, partially offset by a decrease in collaboration revenue.
Investing Activities
The increase in cash used in investing activities was primarily due to an increase in capital spend for the purchase of manufacturing equipment and new facility improvements.
Financing Activities
The increase in net cash used in financing activities was mainly due to a $13.5 million cash payment related to the 2024 Convertible Notes conversion, a $150.1 million increase in repurchase of common stock and a $1.7 million decrease in net proceeds during the current quarter from the issuance of common stock under equity incentive plans.
Share Repurchases
In December 2021, our Board of Directors approved a share repurchase program to repurchase up to $750.0 million of our outstanding common stock over a three-year period. Refer to Note 10, Stockholders’ Equity, of our condensed consolidated financial statements for additional information regarding our share repurchases.

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
Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2028 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. As of March 31, 2023, the 2027 Convertible Notes are not convertible.
Upon conversion, we will pay cash for the settlement of principal, and for the premium, if applicable, we will pay cash, deliver shares of common stock or a combination of cash and shares of common stock, at our election. The initial conversion rate for the 2028 Convertible Notes will be 17.8517 shares of common stock per $1,000 in principal amount of 2028 Convertible Notes, equivalent to a conversion price of approximately $56.02 per share of our common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued or unpaid interest.
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

Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. The 2027 Convertible Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately preceding the maturity date. As of March 31, 2023, the 2027 Convertible Notes are not convertible.
Upon conversion, we will pay cash for the settlement of principal, and for the premium, if applicable, we will pay cash, deliver shares of common stock or a combination of cash and shares of common stock, at our election. The initial conversion rate for the 2027 Convertible Notes is 12.9576 shares of common stock per $1,000 in principal amount of 2027 Convertible Notes, equivalent to a conversion price of approximately $77.17 per share of our common stock. The conversion rate is subject to adjustment.
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
In January 2021, we notified the note holders our irrevocable election to settle the principal of the 2024 Convertible Notes in cash and for the premium, if applicable, deliver shares of common stock. The conversion rate for the 2024 Convertible Notes is 41.9208 shares of common stock per $1,000 in principal amount of 2024 Convertible Notes, equivalent to a conversion price of approximately $23.85 per share of our common stock. The conversion rate was subject to adjustment.
In March 2021, we completed a privately negotiated and induced conversion of $369.1 million principal amount of the 2024 Convertibles (“2021 Note Repurchases” or the “2021 Induced Conversion”). In connection with the 2021 Induced Conversion, we paid approximately $370.2 million in cash, which includes principal and accrued interest, and issued approximately 9.08 million shares of our common stock representing the intrinsic value based on the contractual conversion rate and incremental shares as an inducement for conversion. As a result of the 2021 Induced Conversion, we recorded $21.0 million in induced conversion expense which was included in other income (expense) of the condensed consolidated statements of income in 2021. The induced conversion expense represented the fair value of the common stock issued upon conversion in excess of the common stock issuable under the original terms of the 2024 Convertible Notes.

In August 2022, we completed a privately negotiated induced conversion of $77.4 million principal amount of the 2024 Convertible Notes (“2022 Note Repurchases” or the “2022 Induced Conversion”). In connection with the 2022 Induced Conversion, we paid approximately $77.6 million million in cash, which includes principal and accrued interest, and issued approximately 1.51 million shares of our common stock representing the intrinsic value based on the contractual conversion rate and incremental shares as an inducement for conversion. As a result of the 2022 Induced Conversion, we recorded $2.7 million in induced conversion expense which was included in other income (expense) of the condensed consolidated statements of income in 2022. The induced conversion expense represented the fair value of the common stock issued upon conversion in excess of the common stock issuable under the original terms of the 2024 Convertible Notes.
In January 2023, we issued a notice for the redemption of 2024 Convertible Notes. Holders of the notes may convert their notes at any time prior the close of business day prior to the redemption date. In March 2023, holders of the notes elected to convert the 2024 Convertible Notes in full. In connection with the conversion, we paid approximately $13.5 million in cash which includes principal and accrued interest, and issued 288,886 shares of our common stock representing the intrinsic value based on the contractual conversion rate.
Revolving Credit and Term Loan Facilities (May 2022)
In May 2022, in connection with the closing of Antares acquisition, we entered into a credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders and L/C Issuers party thereto (the “2022 Credit Agreement), evidencing a credit facility (the “2022 Facility”) that provides for (i) a $350 million revolving credit facility (the “Revolving Credit Facility”) and (ii) a $250 million term loan facility (the “Term Facility”). The proceeds from a $120 million draw on the Revolving Credit Facility and the $250 million Term Facility were used to fund a portion of the Antares acquisition, refinance Antares’ existing debt and pay fees and expenses in connection with the Antares acquisition. The 2022 Credit Agreement contains an expansion feature, which allows us, subject to certain conditions, to increase the aggregate principal amount of the 2022 Facility, provided we remain in compliance with underlying financial covenants on a pro forma basis including the consolidated interest coverage ratio and the consolidated net leverage ratio covenants set forth in the 2022 Credit Agreement. The 2022 Facility will mature on November 30, 2026 unless either the Revolving Credit Facility or the Term Facility is extended prior to such date in accordance with the 2022 Credit Agreement.
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
As of March 31, 2023, the revolving credit facility was undrawn.
Additional Capital Requirements.
Our expected working capital and other capital requirements are described in our 2021 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2023, other than the additional financing obtained to complete the Antares acquisition, which was completed on May 24, 2022, and the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working capital and other capital requirements described in our 2021 Annual Report on Form 10-K.

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
Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The accounting policies and estimates that are most critical to a full understanding and evaluation of our reported financial results are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There were no material changes to our critical accounting policies or estimates during the three months ended March 31, 2023.
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
If a proprietary or partnered product candidate is not approved in a timely fashion or approval is not obtained on commercially viable terms, or if development of any product candidate is terminated due to difficulties or delays encountered in the regulatory approval process, it could have a material adverse impact on our business, financial condition and results of operation and we would become more dependent on the development of other proprietary or partnered product candidates and/

or our ability to successfully acquire other technologies. There can be no assurances that we or our any partnered product candidate will receive regulatory approval in a timely manner, or at all. There can be no assurance that partners will be able to gain clarity as to the FDA’s requirements or that the requirements may be satisfied in a commercially feasible way, in which case our ability to enter into collaborations with third parties or explore other strategic alternatives to exploit an opportunity will be limited or may not be possible.
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
In May 2022, we completed the acquisition of Antares. Our integration of the Antares business into our operations will be a complex and time-consuming process that may not be successful. The primary areas of focus for successfully combining the business of Antares with our operations may include, among others: retaining and integrating key employees, integrating information, communications and other systems; and managing the growth of the combined company.
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
The aggregate amount of our consolidated indebtedness, net of debt discount, as of March 31, 2023 was $1,494.4 million, which includes $805.0 million in aggregate principal amount of the 2027 Convertible Notes and $720.0 million in aggregate principal of the 2028 Convertible Notes, net of unamortized debt discount of $13.5 million and $17.1 million for 2027 Convertible Notes and 2028 Convertible Notes, respectively.
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
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. Even if holders of the Convertible Notes do not elect to convert their notes, we are required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability when the conditional conversion feature is triggered, which results in a material reduction of our net working capital. For example, as of March 31, 2023, the conditional conversion feature was triggered and our 2024 Convertible Notes are classified as a current liability.
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
If our partners do not achieve projected development, clinical, or regulatory goals in the timeframes publicly announced or otherwise expected, the commercialization of our partners products may be delayed and, as a result, our business, financial condition, and results of operations may be adversely affected or delayed.
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
In order to augment and extend our revenue, we acquired Antares in May 2022 and we may decide to acquire additional businesses, products and technologies. As we have limited experience in evaluating and completing acquisitions, our ability as an organization to make such acquisitions is unproven. Acquisitions could require significant capital infusions and could involve many risks, including, but not limited to, the following:
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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. The high and low sales prices of our common stock during the twelve months ended March 31, 2023 were $59.46 and $32.83, respectively. In addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:
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
Further, in connection with our Convertible Notes issuances, we have entered into indentures, dated as of March 1, 2021 and August 18, 2022 (the“Indentures”), with The Bank of New York Mellon Trust Company, N.A., as trustee. Certain provisions in the Indentures could make it more difficult or more expensive for a third-party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the Convertible Notes will have the right to require us to repurchase their Convertible Notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their Convertible Notes in connection with such takeover. In addition, a change of control constitutes an event of default under our 2022 Credit Agreement. Such event of default could result in the administrative agent or the lender parties thereto declaring the unpaid principal, all accrued and unpaid interest, and all other amounts owing or payable under the 2022 Credit Agreement to be immediately due and payable. In either case, and in other cases, our obligations under the Convertible Notes, and the Indentures could increase the cost of acquiring us or otherwise discourage a third-party from acquiring us or removing incumbent management.
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
We or our partners may become involved in interference proceedings in the U.S. Patent and Trademark Office, or other proceedings in other jurisdictions, to determine the priority, validity or enforceability of our patents or our partners’ patents related to our collaborations. For example, as a result of one such proceeding, in March 2023 the Opposition Division of the European Patent Office revoked one of Janssen’s co-formulation patents for DARZALEX® (daratumumab) SC. In addition, costly litigation could be necessary to protect our patent position. Successful challenges to the priority, validity or enforceability of our or our partners’ patents could have a material adverse effect on our business and financial condition.
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
Patent protection for biotechnology inventions and for inventions generally is subject to significant scrutiny if patent laws or the interpretation of patent laws change, our business may be adversely impacted because we may lose the ability to enforce our intellectual property rights against competitors develop and commercialize products based on our discoveries.
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
In addition, private payers in the U.S., including insurers, pharmacy benefit managers (PBMs), integrated healthcare delivery systems, and group purchasing organizations, are continuously seeking ways to reduce drug costs. Many payers have developed and continue to develop ways to shift a greater portion of drug costs to patients through, for example, limited benefit plan designs, high deductible plans and higher co-pay or coinsurance obligations. Consolidation in the payer space has also resulted in a few large PBMs and insurers which place greater pressure on pricing and utilization negotiations for our and our partners’ products in the U.S., increasing the need for higher discounts and rebates and limiting patient access and utilization. Ultimately, additional discounts, rebates and other price reductions, fees, coverage and plan changes, or exclusions imposed by these private payers on our and our partners’ products could have an adverse event on product sales, our business and results of operations.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risks during the quarter ended March 31, 2023.
As of March 31, 2023, our cash equivalents and marketable securities consisted of investments in money market funds, asset-backed securities, U.S. Treasury securities, corporate debt securities, agency bonds and commercial paper. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security may decline. Based on our current investment portfolio as of March 31, 2023, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.Legal Proceedings
From time to time, we may be involved in disputes, including litigation, relating to claims arising out of operations in the normal course of our business. Any of these claims could subject us to costly legal expenses and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our condensed consolidated statements of income and balance sheets. Additionally, any such claims, whether or not successful, could damage our reputation and business. We currently are not a party to any legal proceedings, the adverse outcome of which, in our opinion, individually or in the aggregate, would have a material adverse effect on our condensed consolidated statements of income or balance sheets.
Item 1A.Risk Factors
We have provided updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We do not believe the updates have materially changed the type or magnitude of risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases of our common stock during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Weighted-Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Programs (thousands)
January 1, 2023 – January 31, 2023	—	$—	—	$400,000
February 1, 2023 – February 28, 2023	36,690	$49.05	36,690	$398,200
March 1, 2023 – March 31, 2023	4,128,568	$35.90	4,128,568	$250,000
Total	4,165,258		4,165,258

In December 2021, the Board of Directors authorized a capital return program to repurchase up to $750.0 million of outstanding stock over a three-year period.
Item 3.Defaults Upon Senior Securities
Not applicable.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits

3.1	Amended and Restated Certificate of Incorporation of Halozyme Therapeutics, Inc. (filed as Exhibit 3.1 to the Company’s Form 8-K filed May 3, 2019 and incorporated herein by reference)

3.2	Bylaws, as amended (filed as Exhibit 3.1 to the Company’s Form 8-K filed December 10, 2021 and incorporated herein by reference)

4.1
Indenture, dated March 1, 2021, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K filed March 1, 2021 and incorporated herein by reference)

4.2
Form of Note, dated March 1, 2021, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, (filed as Exhibit 4.2 to the Company’s Form 8-K filed March 1, 2021 and incorporated herein by reference)

4.3
Indenture, dated August 18, 2022, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, (filed as Exhibit 4.1 to the Company’s Form 8-K filed August 18, 2022 and incorporated herein by reference)

4.4
Form of Note, dated August 18, 2022, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, (included within Exhibit 4.1) (filed as Exhibit 4.2 to the Company’s Form 8-K filed August 18, 2022 and incorporated herein by reference)

10.1	Amendment No. 2 to the Credit Agreement (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith)

101.SCH	Inline Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	Inline Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101) (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	May 9, 2023	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 9, 2023	/s/ Nicole LaBrosse
Nicole LaBrosse Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)