Form 10-Q
period 2023-06-30
HALOZYME THERAPEUTICS, INC.
filed 2023-08-08
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 131,920,880 as of July 31, 2023.

HALOZYME THERAPEUTICS, INC.

Summary of Risk Factors
Our business is subject to a number of risks and uncertainties, including those described in the section labeled “Risk Factors” in “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. These risks include the following:

Risks Related To Our Business
•If our partnered or proprietary product candidates do not receive and maintain regulatory approvals, or if approvals are not obtained in a timely manner, such failure or delay would substantially impact our ability to generate revenues.
•Use of our partnered or proprietary products and product candidates could be associated with adverse events or product recalls.
•If our contract manufacturers or vendors are unable or unwilling for any reason to manufacture and supply to us bulk rHuPH20 or other raw materials, reagents, components or devices in the quantity and quality required by us or our partners for use in the production of proprietary or partnered products and product candidates, our and our partners’ product development or commercialization efforts could be delayed or suspended and our business results associated with operations and our collaborations could be harmed.
•We rely on third parties to perform necessary services for our products including services related to the distribution, invoicing, rebates and contract administration, co-pay program administration, sample distribution and administration, storage and transportation of our products. If anything should impede their ability to meet their commitments, this could impact our business performance.
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
•Our business strategy is focused on growth of our ENHANZE and auto-injector technologies, commercial products and potential growth through acquisition. Currently, ENHANZE is the largest revenue driver and as a result there is a risk for potential negative impact from adverse developments. Future expansion of our strategic focus to additional applications of our ENHANZE technology or by acquiring new technologies may require the use of additional resources, result in increased expense and ultimately may not be successful.
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
•Failure of our auto-injector and specialty products business to perform could adversely impact our future business and operations.
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
•If our partners do not achieve projected development, clinical, or regulatory goals in the timeframes publicly announced or otherwise expected, the commercialization of our partners products may be delayed and, as a result, our business, financial condition, and results of operations may be adversely affected.
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

Risks Related to Our Industry
•Our and our partnered products must receive regulatory approval before they can be sold, and compliance with the extensive government regulations is expensive and time consuming and may result in the delay or cancellation of our or our partnered product sales, introductions or modifications.
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
•Patent protection for biotechnology inventions and for inventions generally is subject to significant scrutiny; if patent laws or the interpretation of patent laws change, our business may be adversely impacted because we may lose the ability to obtain patent protection or enforce our intellectual property rights against competitors who develop and commercialize products based on our discoveries.
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

General Risks
•If we are unable to attract, hire and retain key personnel, our business could be negatively affected.
•Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event.
•Cyberattacks, security breaches or system breakdowns may disrupt our operations and harm our operating results and reputation.

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$221,165	$234,195
Marketable securities, available-for-sale	127,110	128,599
Accounts receivable, net and contract assets	246,179	231,072
Inventories, net	132,406	100,123
Prepaid expenses and other current assets	38,885	45,024
Total current assets	765,745	739,013
Property and equipment, net	74,559	75,570
Prepaid expenses and other assets	18,409	26,301
Goodwill	416,821	409,049
Intangible assets, net	510,982	546,652
Deferred tax assets, net	23,924	44,426
Restricted cash	—	500
Total assets	$1,810,440	$1,841,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,120	$17,693
Accrued expenses	105,431	96,516
Deferred revenue, current portion	842	3,246
Current portion of long-term debt, net	—	13,334
Total current liabilities	116,393	130,789
Deferred revenue, net of current portion	2,253	2,253
Long-term debt, net	1,495,998	1,492,766
Other long-term liabilities	30,875	30,433
Contingent liability	13,888	15,472
Total liabilities	1,659,407	1,671,713
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 131,856 and 135,154 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	132	135
Additional paid-in capital	12,068	27,368
Accumulated other comprehensive loss	(1,615)	(922)
Retained earnings	140,448	143,217
Total stockholders’ equity	151,033	169,798
Total liabilities and stockholders’ equity	$1,810,440	$1,841,511
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Royalties	$111,740	$85,340	$211,380	$154,945
Product sales, net	73,889	46,300	134,683	68,440
Revenues under collaborative agreements	35,409	20,725	37,118	46,259
Total revenues	221,038	152,365	383,181	269,644
Operating expenses
Cost of sales	50,070	33,943	85,240	49,865
Amortization of intangibles	17,835	11,403	35,670	11,403
Research and development	19,727	15,483	37,706	27,336
Selling, general and administrative	38,948	57,476	76,305	71,310
Total operating expenses	126,580	118,305	234,921	159,914
Operating income	94,458	34,060	148,260	109,730
Other income (expense)
Investment and other income (expense), net	3,192	(945)	6,171	(447)
Interest expense	(4,494)	(3,104)	(9,037)	(4,863)
Net income before income taxes	93,156	30,011	145,394	104,420
Income tax expense	18,402	7,326	31,025	21,627
Net income	$74,754	$22,685	$114,369	$82,793

Earnings per share
Basic	$0.57	$0.16	$0.86	$0.60
Diluted	$0.56	$0.16	$0.84	$0.58

Weighted average common shares outstanding
Basic	131,730	137,937	133,369	137,798
Diluted	133,543	142,216	135,758	141,795
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$74,754	$22,685	$114,369	$82,793
Other comprehensive income:
Unrealized (loss) gain on marketable securities	(169)	732	755	(1,439)
Foreign currency translation adjustment	1	2	23	2
Unrealized gain on foreign currency	—	40	—	40
Unrealized loss on derivative instruments, net	(1,425)	—	(1,425)	—
Realized gain on derivative instruments, net	(46)	—	(46)	—
Comprehensive income	$73,115	$23,459	$113,676	$81,396
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,

	2023	2022
Operating activities
Net income	$114,369	$82,793
Adjustments to reconcile net income to net cash provided by in operating activities:
Share-based compensation	17,588	10,377
Depreciation and amortization	5,415	1,921
Amortization of intangible assets	35,670	11,403
Amortization of debt discount	3,652	2,082
Amortization of (premium) discounts on marketable securities, net	(2,342)	800
Realized loss on marketable securities	—	1,727
Loss on disposal of equipment	517	80
Recognition of deferred revenue	(2,404)	(1,122)
Lease payments recognized (deferred)	621	(394)
Deferred income taxes	15,381	(372)
Other	—	—
Changes in operating assets and liabilities:
Accounts receivable, net and other contract assets	(15,307)	(32,252)
Inventories	(31,987)	(9,025)
Prepaid expenses and other assets	13,749	(9,319)
Accounts payable and accrued expenses	(1,116)	29,323
Net cash provided by operating activities	153,806	88,022
Investing activities
Purchases of marketable securities	(109,919)	(225,689)
Proceeds from sales and maturities of marketable securities	114,505	725,995
Acquisition of business, net of cash acquired	—	(999,120)
Purchases of property and equipment	(9,754)	(1,458)
Proceeds from the sale of assets	—	16,021
Net cash used in investing activities	(5,168)	(484,251)
Financing activities
Proceeds from term loan	—	250,000
Proceeds from revolving credit facilities	—	120,000
Repayment of 2024 Convertible Notes	(13,483)	—
Payment of debt issuance costs	—	(6,003)
Repurchase of common stock	(150,083)	—
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	1,398	4,445
Net cash (used in) provided by financing activities	(162,168)	368,442
Net decrease in cash, cash equivalents and restricted cash	(13,530)	(27,787)
Cash, cash equivalents and restricted cash at beginning of period	234,695	119,219
Cash, cash equivalents and restricted cash at end of period	$221,165	$91,432

Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for purchases of property and equipment	$655	$336
Right-of-use assets obtained in exchange for lease obligation	$1,037	$217
Common stock issued for conversion of 2024 Convertible Notes	$125	$—
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF MARCH 31, 2023	131,662	$132	$—	$24	$65,694	$65,850
Share-based compensation expense	—	—	9,622	—	—	9,622
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net and shares issued under the ESPP plan	194	—	2,446	—	—	2,446
Other comprehensive loss	—	—	—	(1,639)	—	(1,639)
Net income	—	—	—	—	74,754	74,754
BALANCE AS OF JUNE 30, 2023	131,856	$132	$12,068	$(1,615)	$140,448	$151,033

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2022	135,154	$135	$27,368	$(922)	$143,217	$169,798
Share-based compensation expense	—	—	17,588	—		17,588
Issuance of common stock for the conversion of 2024 Convertible Notes	289	—	(126)			(126)
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net and shares issued under the ESPP plan	578	1	1,397	—		1,398
Repurchase of common stock	(4,165)	(4)	(34,159)		(117,138)	(151,301)
Other comprehensive loss	—	—	—	(693)		(693)
Net income	—	—	—	—	114,369	114,369
BALANCE AS OF JUNE 30, 2023	131,856	$132	$12,068	$(1,615)	$140,448	$151,033

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF MARCH 31, 2022	137,888	$138	$261,713	$(2,791)	$1,196	$260,256
Share-based compensation expense	—	—	5,635	—	—	5,635
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net and shares issued under the ESPP plan	226	—	3,821	—	—	3,821
Repurchase of common stock	(433)	—	—			—
Other comprehensive income	—	—	—	774	—	774
Net income	—	—	—	—	22,685	22,685
BALANCE AS OF JUNE 30, 2022	137,681	$138	$271,169	$(2,017)	$23,881	$293,171

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2021	137,498	$138	$256,347	$(620)	$(58,912)	$196,953
Share-based compensation expense	—	—	10,377	—	—	10,377
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net and shares issued under the ESPP plan	616	—	4,445	—	—	4,445
Repurchase of common stock	(433)	—	—			—
Other comprehensive loss	—	—	—	(1,397)	—	(1,397)
Net income	—	—	—	—	82,793	82,793
BALANCE AS OF JUNE 30, 2022	137,681	$138	$271,169	$(2,017)	$23,881	$293,171
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
Our ENHANZE partners’ approved products and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 works by breaking down hyaluronan (“HA”), a naturally occurring carbohydrate that is a major component of the extracellular matrix of the SC space. This temporarily reduces the barrier to bulk fluid flow allowing for improved and more rapid SC delivery of high dose, high volume injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as ENHANZE. We license the ENHANZE technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the SC route of administration. In the development of proprietary intravenous (“IV”) drugs combined with our ENHANZE technology, data has been generated supporting the potential for ENHANZE to reduce patient treatment burden, as a result of shorter duration of SC administration with ENHANZE compared to IV administration. ENHANZE may enable fixed-dose SC dosing compared to weight-based dosing typically required for IV administration, extend the dosing interval for drugs that are already administered subcutaneously and potentially allow for lower rates of infusion related reactions. ENHANZE may enable more flexible treatment options such as home administration by a healthcare professional or potentially the patient or caregiver. Lastly, certain proprietary drugs co-formulated with ENHANZE have been granted additional exclusivity, extending the patent life of the product beyond the patent expiry of the proprietary IV drug.
We currently have ENHANZE collaborations and licensing agreements with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Takeda Pharmaceuticals International AG and Baxalta US Inc. (“Takeda”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol-Myers Squibb Company (“BMS”), Alexion Pharma International Operations Unlimited Company (an indirect wholly owned subsidiary of AstraZeneca PLC) (“Alexion”), argenx BVBA (“argenx”), Horizon Therapeutics plc. (“Horizon”), ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”) and Chugai Pharmaceutical Co., Ltd (“Chugai”). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales-based milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently earn royalties from four of these collaborations, including royalties from sales of one product from the Takeda collaboration, three products from the Roche collaboration, one product from the Janssen collaboration and one product from the argenx collaboration.
We have commercialized auto-injector products with several pharmaceutical companies including Teva Pharmaceutical Industries, Ltd. (“Teva”) and Otter Pharmaceuticals, LLC (“Otter”). We have development programs including auto-injectors with Idorsia Pharmaceuticals Ltd. (“Idorsia”).
Our commercial portfolio of proprietary products includes Hylenex®, utilizing rHuPH20, and our specialty products XYOSTED®, utilizing our auto-injector technology, and TLANDO®, an oral formulation of testosterone..
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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within 90 days or less from the date of purchase. As of June 30, 2023, our cash and cash equivalents consisted of money market funds, bank certificate of deposits and demand deposits at commercial banks.
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
Restricted Cash
Under the lease terms of our facilities, we may be required to maintain letters of credit as security deposits during the terms of such leases. As of June 30, 2023, no restricted cash remained pledged as collateral for the letters of credit as the associated lease was terminated. As of December 31, 2022, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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
Leases
We have entered into operating leases primarily for real estate and automobiles. These leases have contractual terms which range from three years to 12 years. We determine if an arrangement contains a lease at inception. Right of use (“ROU”) assets and liabilities resulting from operating leases are included in property and equipment, accrued expenses and other long-term liabilities on our condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the discount rate to calculate the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our leases often include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that we will exercise that option. Short-term leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
We have lease agreements with lease and non-lease components, which are generally accounted for separately. For certain equipment leases, such as automobiles, we account for the lease and non-lease components as a single lease component.
Convertible Notes
The 2024 Convertible Notes, the 2027 Convertible Notes and the 2028 Convertible Notes (collectively, the “Convertible Notes”) are accounted for in accordance with authoritative guidance for debt and derivatives. We evaluate all the embedded conversion options contained in the Convertible Notes to determine if there are embedded features that require bifurcation as a derivative as required by U.S. GAAP. Based on our analysis, we account for each of our Convertible Notes as single units of accounting, a liability, because we concluded that the conversion features do not require bifurcation as a derivative under embedded derivative authoritative guidance.
Cash Flow Hedges - Currency Risks
Beginning in the second quarter of 2023, we entered into a cash flow hedging program to mitigate foreign currency exchange risk associated with forecasted royalty revenue denominated in Swiss francs. Under the program, we can hedge these forecasted royalties up to a maximum of four years into the future. We hedge these cash flow exposures to reduce the risk of our earnings and cash flows being adversely affected by fluctuations in exchange rates.
In accordance with the hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and are highly effective in offsetting changes to future cash flows on hedged transactions. Both at inception of the hedge and on an ongoing basis, we assess whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If we determine a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, we would discontinue hedge accounting treatment prospectively. We measure effectiveness based on the change in fair value of the forward currency forward contract and the fair value of the hypothetical foreign currency forward contract with terms that match the critical terms of the risk being hedged. No portion of our foreign currency forward contracts were excluded from the assessment of hedge effectiveness. As of June 30, 2023, all hedges were determined to be highly effective.
The assets or liabilities associated with our hedging contracts are recorded at fair market value in prepaid expense and other current assets, accrued expenses, or other long-term liabilities, respectively, in our condensed consolidated balance sheets. Gains and losses related to changes in the fair market value of these hedging contracts are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) within stockholder’s equity in our condensed consolidated balance sheets and reclassified to royalty revenue in our condensed consolidated statements of income in the same period as the recognition of the underlying hedged transaction. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, within the defined hedge period, we reclassify the gains or losses on the related cash flow hedge from AOCI to royalties revenue in our condensed consolidated statements of income. Since the fair market value of these hedging contracts is derived from current market rates, the hedging contracts are classified as derivative financial instruments. We do not use derivatives for speculative or trading purposes. As of June 30, 2023, amounts expected to be recognized as a net gain out of AOCI in to the income statement during the next 12 months, are not material.
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
We perform our goodwill impairment analysis at the reporting unit level, which aligns with our reporting and operating segment structure and availability of discrete financial information. During the goodwill impairment review, we assess qualitative factors to determine whether it is more likely than not that the fair values of our reporting unit is less than the carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and our overall financial performance. If, after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair value of our reporting unit is less than the carrying amounts, then no additional assessment is deemed necessary. Otherwise, we proceed to compare the estimated fair value of the reporting unit with the carrying value, including goodwill. If the carrying amount of the reporting unit exceeds the fair value, we record an impairment loss based on the difference. We may elect to bypass the qualitative assessment in a period and proceed to perform the quantitative goodwill impairment test.
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
We also fulfill purchase orders for supply of bulk rHuPH20 and perform research and development services pursuant to projects authorization forms for our partners, which represent separate contracts. In addition to our licenses, we price our supply of bulk rHuPH20 and research and development services at our regular selling prices, called standalone selling prices (“SSP”). Therefore, our partners do not have material rights to order these items at prices not reflective of SSP. Refer to the discussion below regarding recognition of revenue for these separate contracts.
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
We also estimate SSP of bulk rHuPH20 and research and development services, to determine that our partners do not have material rights to order them at discounted prices. For supplies of bulk rHuPH20, because we effectively act as a contract manufacturer to our partners, we estimate and charge SSP based on the typical contract manufacturer margins consistent with all of our partners. We determine SSP of research and development services based on a fully-burdened labor rate. Our rates are comparable to those we observe in other collaborative agreements. We also have a history of charging similar rates to all of our partners.
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
Product Sales, Net
Proprietary Product Sales
Our commercial portfolio of proprietary products includes XYOSTED, TLANDO, NOCDURNA and Hylenex recombinant which we sell primarily to wholesale pharmaceutical distributors and specialty pharmacies, who sell the products to hospitals, retail chain drug stores and other end-user customers. Sales to wholesalers are made pursuant to purchase orders subject to the terms of a master agreement, and delivery of individual packages of products represents performance obligations under each purchase order. We use contract manufacturers to produce our proprietary products and third-party logistics (“3PL”) vendors to process and fulfill orders. We concluded we are the principal in the sales to wholesalers because we control access to services rendered by both vendors and direct their activities. We have no significant obligations to wholesalers to generate pull-through sales.
Revenue is recognized when control has transferred to the customer, which is typically upon delivery, at the net selling price, which reflects the variable consideration for which reserves and sales allowances are established for estimated returns, wholesale distribution fees, prompt payment discounts, government rebates and chargebacks, plan rebate arrangements and patient discount and support programs. We recognize revenue from product sales and related cost of sales upon product delivery to the wholesaler location. At that time, the wholesalers take control of the product as they take title, bear the risk of loss of ownership, and have an enforceable obligation to pay us. They also have the ability to direct sales of product to their customers on terms and at prices they negotiate. Although wholesalers have product return rights, we do not believe they have a significant incentive to return the product to us.
The determination of certain reserves and sales allowances requires us to make a number of judgements and estimates to reflect our best estimate of the transaction price and the amount of consideration to which we believe we would be ultimately entitled to receive. The expected value is determined based on unit sales data, contractual terms with customers and third-party payers, historical and estimated future percentage of rebates incurred on sales, historical and future insurance plan billings, any new or anticipated changes in programs or regulations that would impact the amount of the actual rebates, customer purchasing patterns, product expiration dates and levels of inventory in the distribution channel. The estimated amounts of credit for product returns, chargebacks, distribution fees, prompt payment discounts, rebates and customer co-pay support programs are included in accrued expenses and accounts receivable, net in the condensed consolidated balance sheets upon recognition of revenue from product sales. We monitor actual product returns, chargebacks, discounts and fees subsequent to the sale. If these amounts differ from our estimates, we make adjustments to these allowances, which are applied to increase or reduce product sales revenue and earnings in the period of adjustment.
Selling prices initially billed to wholesalers are subject to discounts for prompt payment and subsequent chargebacks when wholesalers sell our products at negotiated discounted prices to members of certain group purchasing organizations (“GPOs”), Pharmacy Benefit Managers (“PBMs”) and government programs. We also pay quarterly distribution fees to certain wholesalers for inventory reporting and chargeback processing, and to PBMs and GPOs as administrative fees for services and for access to their members. We concluded the benefits received in exchange for these fees are not distinct from our sales of our products, and accordingly we apply these amounts to reduce revenues. Wholesalers also have rights to return unsold product nearing or past the expiration date. Because of the shelf life of our products and our lengthy return period, there may be a significant period of time between when the product is shipped and when we issue credits on returned product.
We estimate the transaction price when we receive each purchase order taking into account the expected reductions of the selling price initially billed to the wholesaler arising from all of the above factors. We have compiled historical experience and data to estimate future returns and chargebacks of our products and the impact of the other discounts and fees we pay. When estimating these adjustments to the transaction price, we reduce it sufficiently to be able to assert that it is probable that there will be no significant reversal of revenue when the ultimate adjustment amounts are known.
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
In the footnotes to our condensed consolidated financial statements, we provide disaggregated revenue information by type of arrangement (royalties; product sales, net; and collaborative agreements), and additionally, by type of payment stream received under collaborative agreements (upfront license and target nomination fees; event-based development and regulatory milestones and other fees; sales-based milestones; and device licensing and development revenue).
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

Research and Development Expenses
Research and development expenses include salaries and benefits, facilities and other overhead expenses, research related manufacturing services, contract services, and other outside expenses. Research and development expenses are charged to operating expenses as incurred when these expenditures relate to our research and development efforts and have no alternative future uses.
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
Income Taxes
We provide for income taxes using the liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at each reporting period. We measure deferred tax assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse. Significant judgment is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and any associated valuation allowances recorded against our net deferred tax assets, which are based on complex and evolving tax regulations. Deferred tax assets (“DTA”) and other tax benefits are recorded when they are more likely than not to be realized. On a quarterly basis, we assess the need for valuation allowance on our DTAs, weighing all positive and negative evidence, to assess if it is more-likely-than-not that some or all of our DTAs will be realized. We recorded a provision for income taxes of $18.4 million and $31.0 million using an effective tax rate of 20.3% and 21.6% for the three and six months ended June 30, 2023, respectively. The difference between our effective tax rate and the U.S. federal statutory rate of 21% is primarily due to state income taxes, tax benefits on the Foreign Derived Intangible Income Deduction (“FDII”), tax detriments on 162(m) and other share-based compensation.
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
The acquisition of Antares has been accounted for using the acquisition method of accounting in accordance with authoritative guidance for business combinations, with Halozyme treated as the accounting acquirer, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair value on the acquisition date. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.
In the first six months of 2023, we recorded measurement period adjustments which increased goodwill by $7.8 million to adjust accrued expenses by $2.0 million, deferred tax liabilities by $5.6 million and accounts receivable by $0.2 million. The measurement period adjustments have been recorded to reflect facts and circumstances that existed as of the acquisition date. During the second quarter of 2023, we finalized the estimates impacting the allocation of purchase price consideration.
Unaudited Pro Forma Results
Our prior year consolidated financial statements includes Antares’s operations from May 24, 2022 through June 30, 2022. Total revenues and net loss before taxes attributable to Antares and included in our condensed consolidated statements of income for the three and six months ended June 30, 2022 total $18.7 million and $39.8 million, respectively.
The following unaudited pro forma financial information summarizes combined results of operations of Halozyme and Antares as if the companies had been combined as of the beginning of our fiscal year 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenues	$221,038	$163,376	$383,181	$322,212
Net income (loss)	74,754	60,461	114,369	96,752
The unaudited pro forma financial information for all periods presented includes the business combination accounting effects resulting from this acquisition. The unaudited pro forma results include adjustments to reflect the amortization of the inventory step-up and the incremental intangible asset amortization to be incurred based on preliminary valuations of assets as well as certain material non-recurring transaction adjustments related to the acquisition. Adjustments to interest expense, financing costs and investment income were made to reflect the capital structure of the combined entity. Adjustments to income tax expense were also made to reflect the anticipated effective tax rate of the combined entity. The unaudited pro forma financial information as presented is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2021, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

4. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$5,675	$1	$(25)	$5,651
Corporate debt securities	5,930	—	(28)	5,902
U.S. treasury securities	77,969	4	(59)	77,914
Agency bonds	18,896	—	(79)	18,817
Commercial paper	18,828	—	(2)	18,826
Total marketable securities, available-for-sale	$127,298	$5	$(193)	$127,110

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$1,146	$—	$—	$1,146
Corporate debt securities	7,139	—	(9)	7,130
U.S. treasury securities	111,469	—	(934)	110,535
Agency bonds	2,783	2	(1)	2,784
Commercial paper	7,004	—	—	7,004
Total marketable securities, available-for-sale	$129,541	$2	$(944)	$128,599
As of June 30, 2023, forty available-for-sale marketable securities with a fair market value of $98.7 million were in a gross unrealized loss position of $0.2 million. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of June 30, 2023 because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
The estimated fair value of our contractual maturities of available-for-sale debt securities were as follows (in thousands):

	June 30, 2023	December 31, 2022
Due within one year	$111,620	$114,353
Due after one year but within five years	15,490	14,246
Total estimated fair value of contractual maturities, available-for-sale	$127,110	$128,599

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2023			December 31, 2022
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Assets
Cash equivalents
Money market funds	$124,548	$—	$124,548	$191,704	$—	$191,704

Available-for-sale marketable securities
Asset-backed securities	—	5,651	5,651	—	1,146	1,146
Corporate debt securities	—	5,902	5,902	—	7,130	7,130
U.S. treasury securities	77,914	—	77,914	110,535	—	110,535
Agency bonds	18,817	—	18,817	2,784	—	2,784
Commercial paper	—	18,826	18,826	—	7,004	7,004
Derivative instruments
Currency hedging contracts (1)	—	114	114	—	—	—
Total assets	$221,279	$30,493	$251,772	$305,023	$15,280	$320,303

Liabilities
Derivative instruments
Currency hedging contracts[1]	$—	$1,998	1,998	$—	$—	—
(1) Based on observable market transactions of spot currency rates, forward currency rates or equivalently-termed instruments. Carrying amounts of the financial assets and liabilities are equal to the fair value. As of June 30, 2023, the derivative assets and liabilities recorded within prepaid expenses and other assets, accrued expenses and other long-term liabilities were $0.1 million, $0.1 million and $1.9 million, respectively.
We had no available for sale securities that were classified within Level 3 as of June 30, 2023 and December 31, 2022.
A contingent liability with a value of $15.7 million, of which $1.6 million is reported as a current liability in accrued expenses in our condensed consolidated balance sheets, was assumed as part of the Antares acquisition related to TLANDO. The acquisition date fair value was measured using the income approach, specifically the probability weighted expected return method for the development milestone payments and the option pricing methodology using the Monte Carlo simulation for commercial milestone payments and royalty payments. The fair value of the contingent liability will be remeasured on a quarterly basis. Estimates and assumptions used in the Monte Carlo simulation include forecasted revenues, cost of debt, risk free rate, weighted average cost of capital, revenue market price risk and revenue volatility. Estimates and assumptions used in the income approach include the probability of achieving certain milestones and a discount rate. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. Changes in the fair value subsequent to the acquisition date will be recognized in our condensed consolidated statements of income.

5. Revenue
Our disaggregated revenues were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Royalties	$111,740	$85,340	$211,380	$154,945

Product sales, net
Sales of bulk rHuPH20	27,133	25,057	49,202	41,505
Sale of proprietary products	32,293	14,687	60,254	20,379
Sale of device partnered products	14,463	6,556	25,227	6,556
Total product sales, net	$73,889	$46,300	$134,683	$68,440

Revenues under collaborative agreements
Upfront license and target nomination fees	—	5,000	—	30,000
Event-based development and regulatory milestone and other fees	33,000	15,000	33,000	15,000
Device licensing and development revenue	2,409	725	4,118	1,259
Total revenues under collaborative agreements	$35,409	$20,725	$37,118	$46,259

Total revenues	$221,038	$152,365	$383,181	$269,644
During the three months ended June 30, 2023, we recognized revenue related to licenses granted to partners in prior periods in the amount of $144.7 million. This amount represents royalties earned in the current period in addition to $33.0 million of variable consideration in the contracts where uncertainties were resolved and the development milestones are expected to be achieved or were achieved. We also recognized revenue of $2.7 million during the three months ended June 30, 2023 that had been included in deferred revenues in the condensed consolidated balance sheets as of December 31, 2022.
During the six months ended June 30, 2023, we recognized revenue related to licenses granted to partners in prior periods in the amount of $244.4 million. This amount represents royalties earned in the current period in addition to $33.0 million of variable consideration in the contracts where uncertainties were resolved and the development milestones are expected to be achieved or were achieved. We also recognized revenue of $3.1 million during the six months ended June 30, 2023 that had been included in deferred revenues in the condensed consolidated balance sheets as of December 31, 2022.
Accounts receivable, other contract assets and deferred revenues (contract liabilities) from contracts with customers, including partners, consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accounts receivable, net	$221,689	$186,970
Other contract assets	24,490	44,102
Deferred revenues	3,095	5,499
As of June 30, 2023, the amounts included in the transaction price of our contracts with customers, including collaboration partners, and allocated to goods and services not yet provided were $127.5 million, of which $124.4 million relates to unfulfilled product purchase orders and $3.1 million has been collected and is reported as deferred revenues in the condensed consolidated balance sheets. The unfulfilled product purchase orders are estimated to be delivered by the end of 2024. Of the total deferred revenues of $3.1 million, $0.8 million is expected to be used by our customers within the next 12 months.
We recognized contract assets of $24.5 million as of June 30, 2023, which related to development milestones deemed probable of receipt for intellectual property licenses granted to partners in prior periods and for goods or services when control has transferred to the customer, and corresponding revenue is recognized on an over time basis but is not yet billable to the customer in accordance with the terms of the contract.

6. Certain Balance Sheet Items
Accounts receivable, net and contract assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accounts receivable from product sales to partners	$31,889	$62,979
Accounts receivable from revenues under collaborative agreements	42,518	18,776
Accounts receivable from royalty payments	113,974	100,900
Accounts receivable from other product sales	39,711	6,229
Other receivable	243	—
Contract assets	24,490	44,102
Total accounts receivable and contract assets	$252,825	$232,986
Allowance for distribution fees and discounts	(6,646)	(1,914)
Total accounts receivable, net and contract assets	$246,179	$231,072
Inventories, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$24,211	$13,792
Work-in-process	50,336	40,361
Finished goods	57,859	45,970
Total inventories, net	$132,406	$100,123
Prepaid expenses and other assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid manufacturing expenses	$41,614	$51,694
Other prepaid expenses	9,855	4,647
Other assets	5,825	14,984
Total prepaid expenses and other assets	$57,294	$71,325
Less: Long-term portion	(18,409)	(26,301)
Total prepaid expenses and other assets, current	$38,885	$45,024
Prepaid manufacturing expenses include raw materials, slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory as materials are used or the contract manufacturing organization services are complete.
Property and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Research equipment	$8,172	$7,380
Manufacturing equipment	29,697	27,893
Computer and office equipment	8,151	7,855
Leasehold improvements	6,611	6,729
Subtotal	$52,631	$49,857
Accumulated depreciation and amortization	(16,581)	(14,756)
Subtotal	$36,050	$35,101
Right of use of assets	38,509	40,469
Property and equipment, net	$74,559	$75,570
Depreciation and amortization expense was approximately $2.8 million and $1.1 million, inclusive of ROU asset amortization of $1.4 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively.
Depreciation and amortization expense was approximately $5.4 million and $1.9 million inclusive of ROU asset amortization of $2.8 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively.

Accrued expenses consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation and payroll taxes	$12,973	$19,939
Accrued outsourced manufacturing expenses	23,914	12,190
Income taxes payable	7,940	—
Product returns and sales allowance	39,857	30,261
Other accrued expenses	18,028	29,771
Lease liability	33,594	34,788
Total accrued expenses	$136,306	$126,949
Less long-term portion	(30,875)	(30,433)
Total accrued expenses, current	$105,431	$96,516
Expense associated with the accretion of the lease liabilities was approximately $0.6 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively and $1.3 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively. Total lease expense for the three months ended June 30, 2023 and 2022 was $2.0 million and $0.6 million, respectively and $4.1 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively.
Cash paid for amounts related to leases for the three months ended June 30, 2023 and 2022 was $1.7 million and $0.9 million, respectively and $3.4 million and $1.6 million for the six months ended June 30, 2023, respectively.

7. Goodwill and Intangible Assets
Goodwill
A summary of the activity impacting goodwill is presented below (in thousands):

Balance as of December 31, 2022	$409,049
Measurement period adjustment (1)	7,772
Balance as of June 30, 2023	$416,821
(1) Refer to Note 3, Business Combination for further discussion on the measurement period adjustment.
Intangible Assets
Our acquired intangible assets are amortized using the straight-line method over their estimated useful lives of seven to ten years. The following table shows the cost, accumulated amortization and weighted average useful life in years for our acquired intangible assets as of June 30, 2023 (in thousands).

	Weighted average useful life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Auto injector technology platform	7	$402,000	$63,450	$338,550
XYOSTED proprietary product	10	136,200	15,048	121,152
TLANDO product rights	10	2,900	320	2,580
Total finite-lived intangibles, net		$541,100	$78,818	$462,282
ATRS-1902 (IPR&D)	Indefinite			48,700
Total intangibles, net				$510,982
Estimated future annual amortization of finite-lived intangible assets is shown in the following table (in thousands). Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

Year	Amortization Expense
Remainder of 2023	$35,669
2024	71,339
2025	71,339
2026	71,339
2027	71,339
Thereafter	141,257
Total	$462,282

8. Long-Term Debt, Net
1.00% Convertible Notes due 2028
In August 2022, we completed the sale of $720.0 million in aggregate principal amount of 1.00% Convertible Senior Notes due 2028 (the “2028 Convertible Notes”). The net proceeds in connection with the issuance of the 2028 Convertible Notes, after deducting the initial purchasers’ fee of $18.0 million, was approximately $702.0 million. We also incurred additional debt issuance costs totaling $1.0 million. Debt issuance costs and the initial purchasers’ fee are presented as a debt discount.
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
Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2028 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. As of June 30, 2023, the 2028 Convertible Notes were not convertible.
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
As of June 30, 2023, we were in compliance with all covenants and there was no material adverse change in our business, operations or financial condition.
Capped Call Transactions
In connection with the offering of the 2028 Convertible Notes, we entered into capped call transactions with certain counterparties (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2028 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2028 Convertible Notes. The cap price of the Capped Call Transactions is initially $75.4075 per share of common stock, representing a premium of 75% above the last reported sale price of $43.09 per share of common stock on August 15, 2022, and is subject to certain adjustments under the terms of the Capped Call Transactions. As of June 30, 2023, no capped calls had been exercised.
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
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. As of June 30, 2023, the 2027 Convertible Notes were not convertible.
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
As of June 30, 2023, we were in compliance with all covenants and there was no material adverse change in our business, operations or financial condition.
1.25% Convertible Notes due 2024
In November 2019, we completed the sale of $460.0 million in aggregate principal amount of 1.25% Convertible Senior Notes due 2024 (the “2024 Convertible Notes”). The net proceeds in connection with the issuance of the 2024 Convertible Notes, after deducting the initial purchases’ fee of $12.7 million, was approximately $447.3 million. We also incurred debt issuance cost totaling $0.3 million. Debt issuance costs and the initial purchasers’ fee are presented as a debt discount.
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
In January 2021, we notified the note holders of our irrevocable election to settle the principal of the 2024 Convertible Notes in cash and for the premium, if applicable, to deliver shares of common stock. The conversion rate for the 2024 Convertible Notes was 41.9208 shares of common stock per $1,000 in principal amount of 2024 Convertible Notes, equivalent to a conversion price of approximately $23.85 per share of our common stock. The conversion rate was subject to adjustment.

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
In January 2023, we issued a notice for the redemption of 2024 Convertible Notes. Holders of the notes could convert their notes at any time prior the close of business day prior to the redemption date. In March 2023, holders of the notes elected to convert the 2024 Convertible Notes in full. In connection with the conversion, we paid approximately $13.5 million in cash which includes principal and accrued interest, and issued 288,886 shares of our common stock representing the intrinsic value based on the contractual conversion rate.

Net Carrying Amounts of our Convertible Notes
The carrying amount and fair value of our Convertible Notes were as follows (in thousands).

	June 30, 2023	December 31, 2022
Principal amount
2024 Convertible Notes	$—	$13,483
2027 Convertible Notes	805,000	805,000
2028 Convertible Notes	720,000	720,000
Total Principal Amount	$1,525,000	$1,538,483

Unamortized debt discount
2024 Convertible Notes	$—	$(149)
2027 Convertible Notes	(12,658)	(14,359)
2028 Convertible Notes	(16,344)	(17,875)
Total unamortized debt discount	$(29,002)	$(32,383)

Carrying amount
2024 Convertible Notes	$—	$13,334
2027 Convertible Notes	792,342	790,641
2028 Convertible Notes	703,656	702,125
Total carrying amount	$1,495,998	$1,506,100

Fair value based on trading levels (Level 2):
2024 Convertible Notes	$—	$32,176
2027 Convertible Notes	670,976	784,770
2028 Convertible Notes	660,708	849,823
Total fair value of outstanding notes	$1,331,684	$1,666,769

Remaining amortization per period of debt discount (in years):
2024 Convertible Notes	—	1.9
2027 Convertible Notes	3.7	4.2
2028 Convertible Notes	5.1	5.6

The following table summarizes the components of interest expense and the effective interest rates for each of our Convertible Notes (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Coupon interest
2024 Convertible Notes	$—	$284	$36	$568
2027 Convertible Notes	503	503	1,006	1,006
2028 Convertible Notes	1,800	—	3,600	—
Total coupon interest	$2,303	$787	$4,642	$1,574

Amortization of debt discount
2024 Convertible Notes	$—	$127	$24	$254
2027 Convertible Notes	852	846	1,702	1,690
2028 Convertible Notes	767	—	1,531	—
Total amortization of debt discount	$1,619	$973	$3,257	$1,944

Interest expense
2024 Convertible Notes	$—	$411	$60	$822
2027 Convertible Notes	1,355	1,349	2,708	2,696
2028 Convertible Notes	2,567	—	5,131	—
Total interest expense	$3,922	$1,760	$7,899	$3,518

Effective interest rates
2024 Convertible Notes	—	1.8%	—	1.8%
2027 Convertible Notes	0.7%	0.7%	0.7%	0.7%
2028 Convertible Notes	1.5%	N/A	1.5%	N/A
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

Borrowings under the 2022 Facility bear interest, at our option, at a rate equal to an applicable margin plus: (a) the applicable Term Secured Overnight Financing Rate (“SOFR”) (which includes a SOFR adjustment of 0.10%), or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the Bank of America prime rate, (3) the Term SOFR rate for an interest period of one month plus 1.10%, and (4) 1.00%. The margin for the 2022 Facility ranges, based on our consolidated total net leverage ratio, from 0.25% to 1.25% in the case of base rate loans and from 1.25% to 2.25% in the case of Term SOFR rate loans. In addition to paying interest on the outstanding principal under the Facility, we will pay (i) a commitment fee in respect of the unutilized commitments thereunder and (ii) customary letter of credit fees and agency fees. The commitment fees range from 0.15% to 0.35% per annum based on our consolidated net leverage ratio.
In August 2022, we entered into Amendment No. 1 to the Credit Agreement (the “Amendment”) among the Company, the Guarantors (as defined in the Credit Agreement), each L/C Issuer from time to time party thereto, Bank of America, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”) and swing line lender (in such capacity, the “Swing Line Lender”), and each lender party thereto, which amends the Credit Agreement dated as of May 24, 2022 (the “Credit Agreement”) among the Company, the Guarantors, the Administrative Agent, the Swing Line Lender, each Lender and the L/C Issuers. The Amendment, among other things, increased the size of the revolving credit facility from $350 million to $575 million. The terms of the Revolving Credit Facility were otherwise unchanged. Concurrently, with the entry into the Amendment, we repaid the entire outstanding Term Loan Facility and repaid all outstanding loans under the Revolving Credit Facility under the 2022 Credit Agreement.
As of June 30, 2023, the Revolving Credit Facility was undrawn. We incurred a total of $3.6 million in third-party costs related to the 2022 Credit Agreement which are recorded as debt issuance cost within prepaid expenses and other assets in the condensed consolidated balance sheets. As of June 30, 2023, the unamortized debt issuance cost related to the revolving credit facility was $2.7 million.

9. Share-based Compensation
The following table summarized share-based compensation expense included in our condensed consolidated statements of income related to share-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$3,670	$2,456	$6,771	$4,473
Selling, general and administrative	5,952	3,179	10,817	5,904
Total share-based compensation expense	$9,622	$5,635	$17,588	$10,377
Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$4,190	$2,503	$7,645	$5,123
RSUs, PSUs and ESPP	5,432	3,132	9,943	5,254
Total share-based compensation expense	$9,622	$5,635	$17,588	$10,377
We granted stock options to purchase approximately 0.4 million and 0.2 million shares of common stock during the three months ended June 30, 2023 and 2022, respectively and 1.6 million and 1.5 million shares of common stock during the six months ended June 30, 2023 and 2022, respectively. The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes model”). Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments. The assumptions used in the Black-Scholes model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected volatility	40.26 - 40.72%	41.05 - 41.29%	39.68-40.72%	41.05-41.29%
Average expected term (in years)	5.0	4.8	4.8	4.7
Risk-free interest rate	3.37 - 3.70%	2.56 - 3.01%	3.37-4.27%	1.37-3.01%
Expected dividend yield	—	—	—	—
In February 2021, our Board of Directors approved our 2021 ESPP and our stockholders approved the plan in May 2021. The ESPP enables eligible employees to purchase shares of our common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Share purchases are funded through payroll deduction of at least 1% and up to 15% of an employee’s compensation for each payroll period, and no employee may purchase shares under the ESPP that exceeds $25,000 worth of our common stock for a calendar year. As of June 30, 2023, 2,630,346 shares were available for future purchase. The offering period is generally for a six-month period and the first offering period commenced on June 16, 2021. Offering periods shall commence on or about the sixteenth day of June and December of each year and end on or about the fifteenth day of the next December and June, respectively, occurring thereafter. During the six months ended June 30, 2023, 19,757 shares were issued pursuant to the ESPP.

Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized was as follows (in thousands, unless otherwise noted):

	June 30, 2023
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$45,446	2.86
RSUs	42,168	2.73
PSUs	8,304	1.93
ESPP	256	0.46

10. Stockholders’ Equity
During the six months ended June 30, 2023 and 2022, we issued an aggregate of 240,223 and 350,216 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $17.66 and $17.94 per share, respectively, for net proceeds of approximately $4.2 million and $6.3 million, respectively. For the six months ended June 30, 2023 and 2022, we issued 318,181 and 248,343 shares of common stock, respectively, upon vesting of certain RSUs and PSUs for which 70,733 and 68,425 RSUs were withheld from the RSU holders, respectively, to pay for minimum withholding taxes totaling approximately $7.0 million and $4.3 million, respectively. Stock options and unvested restricted units totaling approximately 8.0 million shares and 6.6 million shares of our common stock were outstanding as of June 30, 2023 and December 31, 2022, respectively.
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
We had the following activity under the approved share repurchase programs (dollars in thousands, except share and per share data):

	2023
	Total Number of Shares Purchased	Weighted Average Price paid Per Share	Total Cost(1)
First quarter	4,165,258	$36.01	$150,083
Second quarter	—	—	—
	4,165,258	$36.01	$150,083
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
A reconciliation of the numerators and the denominators of the basic and diluted earning per common share computations is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net income	$74,754	$22,685	$114,369	$82,793
Denominator
Weighted average common shares outstanding for basic earnings per share	131,730	137,937	133,369	137,798
Dilutive potential common stock outstanding
Stock options	1,656	2,274	1,910	2,182
RSUs, PSUs and ESPP	157	296	363	331
Convertible Notes	—	1,709	116	1,484
Weighted average common shares outstanding for diluted earnings per share	133,543	142,216	135,758	141,795
Earnings per share
Basic	$0.57	$0.16	$0.86	$0.60
Diluted	$0.56	$0.16	$0.84	$0.58
Shares which have been excluded from the calculation of diluted earnings per common share because their effect was anti-dilutive include the following (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Anti-dilutive securities (1)	27.7	15.0	27.4	15.3
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this report, unless the context suggests otherwise, references to “Halozyme,” “the Company,” “we,” “our,” “ours,” and “us” refer to Halozyme Therapeutics, Inc., its wholly owned subsidiaries, Halozyme, Inc., Antares Pharma Inc., and Antares Pharma Inc.s’ wholly-owned subsidiaries, Antares Pharma IPL AG and Antares Pharma AG. References to “Notes” refer to the notes to the condensed consolidated financial statements included herein (refer to Item 1 of Part I).
The following information should be read in conjunction with the interim unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2022. Past financial or operating performance is not necessarily a reliable indicator of future performance, and our historical performance should not be used to anticipate results or future period trends.
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than statements of historical fact are, or may be deemed to be, forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity,” “project” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development or regulatory approval of new partner products, enhancements of existing products or technologies, timing and success of the launch of new products by us and our partners, third party performance under key collaboration agreements, the ability of our bulk drug manufacturers to provide adequate supply for our partners, revenue, expense, cash burn levels and our ability to make timely repayments of debt, anticipated amounts and timing of share repurchases, anticipated profitability and expected trends, the potential impact of the COVID-19 global pandemic on our business and trends and other statements regarding matters that are not historical are forward-looking statements. Such statements reflect management’s current forecast of certain aspects of our future, are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements due to a number of factors including, but not limited to, those set forth below under the section entitled “Risks Factors” and elsewhere in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report.
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
Our ENHANZE partners’ approved products and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 works by breaking down hyaluronan (“HA”), a naturally occurring carbohydrate that is a major component of the extracellular matrix of the SC space. This temporarily reduces the barrier to bulk fluid flow allowing for improved and more rapid SC delivery of high dose, high volume injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as ENHANZE. We license the ENHANZE technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the SC route of administration. In the development of proprietary intravenous (“IV”) drugs combined with our ENHANZE technology, data have been generated supporting the potential for ENHANZE to reduce patient treatment burden, as a result of shorter duration of SC administration with ENHANZE compared to IV administration. ENHANZE may enable fixed-dose SC dosing compared to weight-based dosing typically required for IV administration, extend the dosing interval for drugs that are already administered subcutaneously and potentially allow for lower rates of infusion-related reactions. ENHANZE may enable more flexible treatment options such as home administration by a healthcare professional or potentially the patient or caregiver. Lastly, certain proprietary drugs co-formulated with ENHANZE have been granted additional exclusivity, extending the patent life of the product beyond the patent expiry of the proprietary IV drug.

We currently have ENHANZE collaborations and licensing agreements with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Takeda Pharmaceuticals International AG and Baxalta US Inc. (“Takeda”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol Myers Squibb Company (“BMS”), Alexion Pharma International Operations Unlimited Company (an indirect wholly owned subsidiary of AstraZeneca PLC) (“Alexion”), argenx BVBA (“argenx”), Horizon Therapeutics plc. (“Horizon”), ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”) and Chugai Pharmaceutical Co., Ltd (“Chugai”). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales-based milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently earn royalties from four of these collaborations, including royalties from sales of one product from the Takeda collaboration, three products from the Roche collaboration, one product from the Janssen collaboration and one product from the argenx collaboration.
We have commercialized auto-injector products with several pharmaceutical companies including Teva Pharmaceutical Industries, Ltd. (“Teva”) and Otter Pharmaceuticals, LLC (“Otter”). We have development programs including auto-injectors with Idorsia Pharmaceuticals Ltd. (“Idorsia”).
Our commercial portfolio of proprietary products includes Hylenex®, utilizing rHuPH20, and our specialty products XYOSTED®, utilizing our auto-injector technology, and TLANDO®, an oral formulation of testosterone.
Our second quarter of 2023 and recent key events are as follows:
Partners
•In July 2023, argenx reported positive data from the ADHERE study evaluating VYVGART® Hytrulo with ENHANZE in adults with chronic inflammatory demyelinating polyneuropathy (“CIDP”). The study met its primary endpoint resulting in a 61% reduction in risk of relapse compared to placebo.
•In July 2023, Roche announced that the Phase III OCARINA II trial evaluating OCREVUS® (ocrelizumab) with ENHANZE as a twice a year 10-minute subcutaneous injection met its primary and secondary endpoints in patients with relapsing forms of multiple sclerosis (“MS”) or primary progressive MS (“RMS” or “PPMS”).

•In June 2023, argenx received U.S. Food and Drug Administration (“FDA”) approval for VYVGART® Hytrulo injection with ENHANZE for SC use for the treatment of gMG in adult patients who are AChR antibody positive and in July 2023 VYVGART Hytrulo was made available to patients, triggering $33.0 million in milestone payments and the right to receive royalties on net product sales.

•In June 2023, Takeda announced positive results from a pivotal Phase 3 trial evaluating HYQVIA for maintenance treatment of CIDP and confirmed regulatory applications were under review in the U.S. and European Union.

•In April 2023, Takeda announced that the FDA approved a supplemental Biologics License Application (“sBLA”) to expand the use of HYQVIA to treat primary immunodeficiency in children.
Corporate
•During 2023, we repurchased 4.2 million shares of common stock in open market for $150.0 million at an average price per share of $36.01. As of June 30, 2023, we have repurchased a total of 12.6 million shares for $500.0 million at an average price per share of $39.81 under our $750 million 3-year share repurchase plan.

Product and Product Candidates
The following table summarizes our marketed proprietary products and product candidates under development and our marketed partnered products and product candidates under development with our partners:

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	INDICATION	PHASE 1 / PHASE 2 / PHASE 3 / FILED / APPROVED
PROPRIETARY APPROVED PRODUCT			
HYLENEX® recombinant (hyaluronidase human injection)	Various	Adjuvant for subcutaneous fluid delivery for dispersion & absorption of other injected drugs	Approved in the U.S.
XYOSTED®(testosterone enanthate) injection (CIII)	Urology	Testosterone Replacement Therapy (TRT)	Approved in the U.S.
NOCDURNA® (desmopressin acetate)	Urology/ Endocrinology	Nocturnal Polyuria	Approved in the U.S.
TLANDO® (testosterone undecanoate) (CIII)	Urology	Testosterone Replacement Therapy (TRT)	Approved in the U.S.
ENHANZE® PARTNER APPROVED PRODUCTS			
Roche			
Herceptin® SC (trastuzumab) (Outside the U.S.) Herceptin Hylecta™ (trastuzumab and hyaluronidase-oysk) (U.S.)	Oncology	Breast Cancer	Approved in the U.S., EU, China and other countries outside the U.S. (OUS)
Phesgo®(pertuzumab/trastuzumab/hyaluronidase-zzfx) (U.S.) and (pertuzumab/trastuzumab)(EU)	Oncology	Breast Cancer	Approved in the U.S., EU, and OUS Submitted in Japan, China
MabThera® SC (rituximab) (Outside the U.S) RITUXAN HYCELA™ (rituximab/hyaluronidase human) (U.S.)	Oncology	Multiple blood cancers	Approved for NHL in EU and OUS; Approved for CLL in EU and OUS Approved for DLBCL, CLL and FL in the U.S. Submitted in China
Takeda			
HYQVIA® [Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase]	Immunology	Primary Immunodeficiency, Secondary Immunodeficiencies in EU	Approved for adults and children in U.S., EU and OUS
Janssen			
DARZALEX FASPRO® (daratumumab hyaluronidase human-fihj) (U.S./China) DARZQURO® (daratumumab)(Japan) DARZALEX SC® (daratumumab) (OUS)	Oncology Hematology	Multiple Myeloma AL Amyloidosis	Approved for MM in the U.S, EU, Japan and OUS Approved for AL Amyloidosis in U.S, EU, Japan and China
argenx			
VYVGART® Hytrulo (efgartigimod alfa and hyaluronidase-qvfc)	Autoimmunity	Generalized Myasthenia Gravis (gMG)	Approved in U.S.
DEVICE PARTNER APPROVED PRODUCTS			
Teva			
Epinephrine Injection USP(generic equivalent to EpiPen® and EpiPen® Jr.)	Allergy and Immunology	Anaphylaxis	Approved in the U.S.
Sumatriptan Injection USP(generic version of Imitrex® STATdose Pen®)	Neurology	Migraines	Approved in the U.S.
Teriparatide Injection(generic version of Forsteo®)	Endocrinology	Osteoporosis	Approved in EU
Otter			
OTREXUP® (methotrexate) injection	Rheumatology	Rheumatoid Arthritis; pJIA, Psoriasis	Approved in the U.S.

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
In June 2021, we submitted an IND application with the FDA for the initiation of a Phase 1 clinical study of ATRS-1902 for adrenal crisis rescue. The IND application included the protocol for an initial clinical study to compare the pharmacokinetic profile of our novel formulation of hydrocortisone versus Solu-Cortef®, which is an anti-inflammatory glucocorticoid and is the current standard of care for the management of acute adrenal crises.
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
In August 2019, Roche initiated a Phase 1 study evaluating OCREVUS® (ocrelizumab) with ENHANZE technology in subjects with multiple sclerosis, followed by initiation of a Phase 3 study in April 2022. In July 2023, Roche announced that the Phase III OCARINA II trial evaluating OCREVUS® (ocrelizumab) with ENHANZE as a twice a year 10-minute subcutaneous injection met its primary and secondary endpoints in patients with relapsing forms of multiple sclerosis (“MS”) or primary progressive MS (“RMS” or “PPMS”).
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

In September 2014, HYQVIA was approved by the FDA for treatment of adult patients with primary immunodeficiency in the U.S. HYQVIA is the first SC immune globulin (“IG”) treatment approved for adult primary immunodeficiency patients with a dosing regimen requiring only one infusion up to once per month (every three to four weeks) and one injection site per infusion in most patients, to deliver a full therapeutic dose of IG.
In September 2020, Takeda announced that the EMA approved a label update for HYQVIA broadening its use and making it the first and only facilitated SC immunoglobulin replacement therapy in adults, adolescents and children with an expanded range of secondary immunodeficiencies (“SID”).
In October 2021, Takeda initiated a Phase 1 single-dose, single-center, open-label, three-arm study to assess the tolerability and safety of immune globulin SC (human), 20% solution with ENHANZE (TAK-881) at various infusion rates in healthy adult subjects.
In July 2022, Takeda announced positive topline results from pivotal Phase 3 trial evaluating HYQVIA, for maintenance treatment of chronic inflammatory demyelinating polyneuropathy (“CIDP”). In June 2023, Takeda announced positive full results from a pivotal Phase 3 trial evaluating HYQVIA for maintenance treatment of CIDP and confirmed regulatory applications were under review in the U.S. and European Union for HYQVIA use as a maintenance therapy in adults with stable CIDP.
In July 2022, Takeda filed a sBLA for the potential expanded use of HYQVIA for pediatric indication for primary immunodeficiency. In April 2023, Takeda announced that the FDA approved the sBLA to expand the use of HYQVIA to treat primary immunodeficiency in children.
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
In May 2020, Janssen launched the commercial sale of DARZALEX FASPRO® (DARZALEX utilizing ENHANZE technology) in four regimens across five indications in multiple myeloma patients, including newly diagnosed, transplant-ineligible patients as well as relapsed or refractory patients. As a fixed-dose formulation, DARZALEX FASPRO can be administered over three to five minutes, significantly less time than DARZALEX IV which requires multi-hour infusions. In June 2020, we announced that Janssen received European marketing authorization and launched the commercial sale of DARZALEX SC utilizing ENHANZE in the EU. Subsequent to these approvals, Janssen received several additional regulatory approvals for additional indications and patient populations in the U.S., EU, Japan and China. Beginning with the U.S., Janssen has marketing authorization for DARZALEX FASPRO in combination with bortezomib, thalidomide, and dexamethasone in newly diagnosed multiple myeloma patients who are eligible for autologous stem cell transplant, in combination with bortezomib, cyclophosphamide and dexamethasone (“D-VCd”) for the treatment of adult patients with newly diagnosed AL amyloidosis, in combination with pomalidomide and dexamethasone (“D-Pd”) for patients with multiple myeloma after first or subsequent relapse, and in combination with Kyprolis® (carfilzomib) and dexamethasone for patients with relapsed or refractory multiple myeloma who have received one to three prior lines of therapy. In the EU, Janssen has marketing authorization for DARZALEX SC in combination with D-VCd in newly diagnosed adult patients with AL amyloidosis and in combination with D-Pd in adult patients with relapsed or refractory multiple myeloma. In Japan, Janssen has marketing authorization for the SC formulation of DARZALEX (known as DARZQURO in Japan) for the treatment of multiple myeloma and systemic AL amyloidosis. In China, Janssen has marketing authorization for DARZALEX SC for the treatment of primary light chain amyloidosis, in combination with D-VCd in newly diagnosed patients.
In December 2019, Janssen elected EGFR and cMET as a bispecific antibody (amivantamab) target on an exclusive basis, which is being studied in solid tumors. In September 2022, following a Phase 1 study, Janssen initiated a Phase 3 study of lazertinib and amivantamab with ENHANZE in patients with epidermal growth factor receptor (“EGFR”)-mutated advanced or metastatic non-small cell lung cancer (PALOMA-3). In November 2022, Janssen initiated a Phase 2 study of amivantamab with ENHANZE in multiple regimens in patients with advanced or metastatic solid tumors including epidermal growth factor receptor (“EGFR”)-mutated non-small cell lung cancer (PALOMA-2).

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
BMS Collaboration
In September 2017, we and BMS entered into a collaboration and license agreement, which became effective in November 2017, under which BMS had the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with BMS products directed at up to eleven targets. Targets may be selected on an exclusive basis or non-exclusive basis. BMS has designated multiple immuno-oncology targets including programmed death 1 (“PD-1”) and has an option to select 3 additional targets by November 2024. In October 2019, BMS initiated a Phase 1 study of relatlimab, an anti-LAG-3 antibody, in combination with nivolumab using ENHANZE technology. In May 2021, BMS initiated a Phase 3 of nivolumab using ENHANZE technology for patients with advanced or metastatic clear cell renal cell carcinoma (CheckMate-67T), leveraging data and insights from Phase 1/2 CA209-8KX study in patients with solid tumors. In June 2022, BMS nominated a new undisclosed target. In March 2023, BMS initiated a Phase 3 trial to demonstrate the drug exposure levels of nivolumab and relatlimab fixed-dose combination with ENHANZE is not inferior than IV administration in participants with previously untreated metastatic or unresectable melanoma (RELATIVITY-127).
Alexion Collaboration
In December 2017, we and Alexion entered into a collaboration and license agreement, under which Alexion has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Alexion’s portfolio of products directed at up to four exclusive targets and has access to utilize ENHANZE with up to three exclusive targets.
argenx Collaboration
In February 2019, we and argenx entered into an agreement for the right to develop and commercialize one exclusive target, the human neonatal Fc receptor FcRn, which includes argenx's lead asset efgartigimod (ARGX-113), and an option to select two additional targets using ENHANZE technology. In May 2019, argenx nominated a second target to be studied using ENHANZE technology, a human complement factor C2 associated with the product candidate ARGX-117, which is being developed to treat severe autoimmune diseases in Multifocal Motor Neuropathy (“MMN”). In October 2020, we and argenx entered into an agreement to expand the collaboration relationship, adding three targets for a total of up to six targets under the collaboration.
In July 2019, argenx dosed the first subject in a phase 1 clinical trial evaluating the safety, pharmacokinetics and pharmacodynamics of ARGX-113, using ENHANZE technology. In December 2020, argenx initiated a Phase 3 study of ARGX-113 using ENHANZE technology for patients with immune thrombocytopenia (“ITP”), an immune disorder in which the blood does not clot normally. In January 2021, argenx initiated a Phase 3 study of ARGX-113 using ENHANZE technology in pemphigus vulgaris and foliaceus (“PV”), a rare autoimmune disease that causes painful blisters on the skin and mucous membranes. In February 2021, argenx initiated a Phase 3 study of ARGX-113 using ENHANZE technology for patients with chronic inflammatory demyelinating polyneuropathy (“CIDP”) and a Phase 3 study of ARGX-113 using ENHANZE technology in myasthenia gravis (“MG”), an autoimmune disorder of the musculoskeletal system caused by IgG autoantibodies. In December 2021, argenx announced the FDA approval of efgartigimod (VYVGARTTM) for the treatment of generalized myasthenia gravis for the IV dosing regimen. In March 2022, argenx announced that data from argenx’s phase 3 ADAPT-SC study evaluating SC efgartigimod (1000mg efgartigimod-PH20) for the treatment of generalized myasthenia gravis (“gMG”) achieved the primary endpoint of total IgG reduction from baseline at day 29, demonstrating statistical non-inferiority to VYVGART (efgartigimod alfa-fcab) IV formulation in gMG patients. In June 2022, argenx initiated a study, BALLAD, evaluating Efgartigimod with ENHANZE in bullous pemphigoid. In September 2022, argenx announced the submission of BLA to the FDA for SC efgartigimod for the treatment of adults with gMG, and in June 2023, argenx received FDA approval under the brand name VYVGART® Hytrulo for the injection with ENHANZE for SC use for the treatment of gMG in adult patients who are are anti-acetylcholine receptor (“AChR”) antibody positive and in July 2023 VYVGART Hytrulo was made available to patients. Argenx has also submitted a marketing authorization application to the European Medicines Agency for SC efgartigimod for the treatment of adults with gMG with an anticipated regulatory approval decision in the fourth quarter of 2023. In July 2023, argenx reported positive data from ADHERE study evaluating VYVGART® Hytrulo with ENHANZE in adults with chronic inflammatory demyelinating polyneuropathy (“CIDP”). argenx is currently conducting a Phase 2 study of ARGX-113 (ALKIVIA) using ENHANZE technology for patients with active idiopathic inflammatory myopathy (Myositis). argenx intends to initiate a registrational trial of ARGX-113 using ENHANZE technology for patients with thyroid eye disease in 2024.
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
ViiV Healthcare Collaboration
In June 2021, we entered into a global collaboration and license agreement with ViiV. The license gives ViiV exclusive access to our ENHANZE technology for four specific small and large molecule targets for the treatment and prevention of HIV. These targets are integrase inhibitors, reverse transcriptase inhibitors limited to nucleoside reverse transcriptase inhibitors (“NRTI”) and nucleoside reverse transcriptase translocation inhibitors (“NRTTIs”), capsid inhibitors and broadly neutralising monoclonal antibodies (“bNAbs”), that bind to the gp120 CD4 binding site. In December 2021, ViiV initiated enrollment of a Phase 1 study to evaluate cabotegravir administered subcutaneously with ENHANZE. In February 2022, ViiV initiated enrollment of a Phase 1 study to evaluate the safety and pharmacokinetics of N6LS, a broadly neutralizing antibody, administered subcutaneously with ENHANZE technology. In June 2022, ViiV initiated enrollment of a Phase 1 single dose escalation study to evaluate pharmacokinetics, safety and tolerability of long-acting cabotegravir administered subcutaneously with ENHANZE technology.
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
NIH CRADA
In June 2019, we announced a Cooperative Research and Development Agreement (“CRADA”) with the National Institute of Allergy and Infectious Diseases’ Vaccine Research Center (“VRC”), part of National Institute of Health (“NIH”), enabling the VRC’s use of ENHANZE technology to develop SC formulations of VRC07-523LS and N6LS broadly neutralizing antibodies (bnAbs) against HIV for HIV treatment. In April 2021, we were notified that the first patient was dosed with N6LS and ENHANZE in VRC 609 Phase 1 dose-escalation study to evaluate safety, tolerability, and pharmacokinetics of N6LS using ENHANZE technology. In October 2022, the VRC 609 Phase 1 study was completed.
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
Covis Agreements
In September 2014, we entered into a development and license agreement with Covis Group S.a.r.l. (“Covis”), to develop and supply a SC auto-injector system for use with Makena, a progestin drug (hydroxyprogesterone caproate) indicated to reduce the risk of preterm birth in women pregnant with one baby and who spontaneously delivered one preterm baby in the past. Under the agreement, we were granted an exclusive, worldwide, royalty-bearing license, with the right to sublicense, to certain intellectual property rights, including know-how, patents and trademarks. In March 2018, we entered into a manufacturing agreement with Covis for the exclusive supply of the device, a variation of our VIBEX QuickShot SC auto-injector.
In April 2023, the FDA issued a final decision ordering the withdrawal of the approval for Makena. Subsequently, Covis issued to Halozyme a letter of termination due to the withdrawal of the approval.
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
Idorsia Agreement
In November 2019, we entered into a global agreement with Idorsia to develop a novel, drug-device product containing selatogrel. A new chemical entity, selatogrel is being developed for the treatment of a suspected acute myocardial infarction (“AMI”) in adult patients with a history of AMI.
In April 2023, Idorsia disclosed that recruitment of their Phase 3 study with selatogrel for acute myocardial infarction had reached more than 4,500 patients.
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

Results of Operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Royalties – Royalties were as follows (in thousands):

	Three Months Ended
	June 30,
	2023	2022	Change
Royalties	$111,740	$85,340	$26,400
The increase was primarily driven by continued sales uptake of DARZALEX SC by Janssen and Phesgo by Roche in all geographies and contributions from new device royalty revenue as a result of the Antares acquisition, partially offset by slightly lower sales of Herceptin SC and MabThera SC by Roche. We expect royalty revenue to continue to grow as a result of our 2020 and 2023 ENHANZE partner product launches, offsetting the ongoing impact from biosimilars related to our mature ENHANZE partner products.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Three Months Ended
	June 30,
	2023	2022	Change
Sales of proprietary products	$32,293	$14,687	$17,606
Sales of bulk rHuPH20	27,133	25,057	2,076
Sales of device partnered product	14,463	6,556	7,907
Total product sales, net	$73,889	$46,300	$27,589
The increase in product sales was primarily due to the contribution from our proprietary and device partnered products as the result of the Antares acquisition. We expect sales of our proprietary products will grow in future years as we continue to gain market share in the TRT market. We expect product sales of bulk rHuPH20 and device partnered products will fluctuate in future periods based on the needs of our partners.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended
	June 30,
	2023	2022	Change
Upfront license fees, license fees for the election of additional targets, event-based payments, license maintenance fees and amortization of deferred upfront and other license fees:
argenx	$33,000	$—	$33,000
Janssen	—	15,000	(15,000)
BMS	—	5,000	(5,000)
Subtotal	$33,000	$20,000	$13,000
Device licensing and development revenue	2,409	725	1,684
Total revenues under collaborative agreements	$35,409	$20,725	$14,684
The increase in revenue from license fees was primarily due to the recognition of $33.0 million from the argenx collaboration activity in the current quarter related to the approval and launch of VYVGART Hytrulo. Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments vary from period to period based on our ENHANZE collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our partners’ ability to meet various clinical and regulatory milestones set forth in such agreements and our ability to obtain new collaborative agreements.

Operating expenses - Operating expenses were as follows (in thousands):

	Three Months Ended
	June 30,
	2023	2022	Change
Cost of sales	$50,070	$33,943	$16,127
Amortization of intangibles	17,835	11,403	6,432
Research and development	19,727	15,483	4,244
Selling, general and administrative	38,948	57,476	(18,528)

Cost of Sales – Cost of sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of our proprietary products, device partnered products and bulk rHuPH20. The increase in cost of sales was primarily due to an increase in sales in our proprietary and device partnered products as a result of the Antares acquisition and amortization of the inventory step-up associated with purchase accounting for the Antares acquisition.
Amortization of intangibles – The amortization of intangibles expense was due to the acquisition of Antares in May 2022, in which we acquired intangible assets that are amortized over their useful lives.
Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, preclinical and regulatory activities related to our collaborations, and our development platforms. The increase in research and development expense was primarily due to an increase in compensation expense related to the ongoing combined larger workforce from the Antares acquisition, which added device platform resources in regulatory, quality and manufacturing, as well as planned investments in ENHANZE, partially offset by one-time transaction costs incurred in the prior year.
Selling, General and Administrative – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related costs for personnel in executive, selling and administrative functions as well as professional fees for legal and accounting, business development, commercial operations support for proprietary products and alliance management and marketing support for our collaborations. The decrease in SG&A expense was primarily due to one-time transaction costs in the prior year, partially offset by an increase in compensation expense related to the ongoing combined larger workforce, including the addition of commercial resources in sales and marketing for the TRT products.
Interest Expense – Interest expense was as follows (in thousands):

	Three Months Ended
	June 30,
	2023	2022	Change
Interest expense	$4,494	$3,104	$1,390
The increase was primarily due to an increase in interest expense related to the revolving credit facility and 2028 Convertible Notes, partially offset by a decrease in interest expense related to 2024 Convertible Notes which were converted in the first quarter of 2023.
Income Taxes – Income taxes were as follows (in thousands):

	Three Months Ended
	June 30,
	2023	2022	Change
Income tax expense	$18,402	$7,326	$11,076
The increase in income tax expense was primarily due to higher income before taxes recognized during the current quarter, partially offset by a lower state income taxes rate, relative impact of stock-based compensation, and lower rate on export sales. Our annual effective tax rate is estimated to be approximately 20% for 2023, which differs from the U.S. federal statutory rate due to state income taxes, nondeductible executive compensation, and the reduced rate on foreign export sales.

Results of Operations
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Royalties – Royalties were as follows (in thousands):

	Six Months Ended
	June 30,
	2023	2022	Change
Royalties	$211,380	$154,945	$56,435
The increase was primarily driven by continued sales uptake of DARZALEX SC by Janssen and Phesgo by Roche in all geographies and contributions from new device royalty revenue as a result of the Antares acquisition, partially offset by slightly lower sales of Herceptin SC and MabThera SC by Roche. We expect royalty revenue to continue to grow as a result of our 2020 and 2023 ENHANZE partner product launches, offsetting the ongoing impact from biosimilars related to our mature ENHANZE partner products.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Six Months Ended
	June 30,
	2023	2022	Change
Sales of proprietary products	$60,254	$20,379	$39,875
Sales of bulk rHuPH20	49,202	41,505	7,697
Sales of device partnered product	25,227	6,556	18,671
Total product sales, net	$134,683	$68,440	$66,243
The increase in product sales was primarily due to contributions from our proprietary and device partnered products as the result of the Antares acquisition. We expect sales of our proprietary products will grow in future years as we continue to gain market share in the TRT market. We expect product sales of bulk rHuPH20 and device partnered products will fluctuate in future periods based on the needs of our partners.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Six Months Ended
	June 30,
	2023	2022	Change
Upfront license fees, license fees for the election of additional targets, event-based payments, license maintenance fees and amortization of deferred upfront and other license fees:
argenx	$33,000	$—	$33,000
Chugai	—	25,000	(25,000)
Janssen	—	15,000	(15,000)
BMS	—	5,000	(5,000)
Subtotal	$33,000	$45,000	$(12,000)
Device licensing and development revenue	4,118	1,259	2,859
Total revenues under collaborative agreements	$37,118	$46,259	$(9,141)
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

Operating expenses - Operating expenses were as follows (in thousands):

	Six Months Ended
	June 30,
	2023	2022	Change
Cost of sales	$85,240	$49,865	$35,375
Amortization of intangibles	35,670	11,403	24,267
Research and development	37,706	27,336	10,370
Selling, general and administrative	76,305	71,310	4,995
Cost of Sales – Cost of sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of our proprietary products, device partnered products and bulk rHuPH20. The increase in cost of sales was primarily due to an increase in sales of our proprietary and device partnered products as a result of the Antares acquisition and amortization of the inventory step-up associated with purchase accounting for the Antares acquisition.
Amortization of intangibles – The amortization of intangibles expense was due to the acquisition of Antares in May 2022, in which we acquired intangible assets that are amortized over their useful lives.
Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, preclinical and regulatory activities related to our collaborations, and our development platforms. The increase in research and development expense was primarily due to an increase in compensation expense related to the ongoing combined larger workforce from the Antares acquisition, which added device platform resources in regulatory, quality and manufacturing, as well as planned investments in ENHANZE, partially offset by one-time transaction costs incurred in the prior year.
Selling, General and Administrative – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related costs for personnel in executive, selling and administrative functions as well as professional fees for legal and accounting, business development, commercial operations support for proprietary products and alliance management and marketing support for our collaborations. The increase in SG&A expense was primarily due to an increase in compensation expense related to the ongoing combined larger workforce, including the addition of commercial resources in sales and marketing for TRT products, partially offset by one-time transaction costs incurred in the prior year.
Interest Expense – Interest expense was as follows (in thousands):

	Six Months Ended
	June 30,
	2023	2022	Change
Interest expense	$9,037	$4,863	$4,174
The increase was primarily due to an increase in interest expense related to the revolving credit facility and 2028 Convertible Notes, partially offset by the decrease in interest expense related to 2024 Convertible Notes which were converted in the first quarter of 2023.
Income Taxes – Income taxes were as follows (in thousands):

	Six Months Ended
	June 30,
	2023	2022	Change
Income tax expense	$31,025	$21,627	$9,398
The increase in income tax expense was primarily due to higher income before taxes during the current quarter. Our annual effective tax rate is estimated to be approximately 20% for 2023, which differs from the U.S. federal statutory rate due to state income taxes, nondeductible executive compensation, and the reduced rate on foreign export sales. Our effective tax rate of 21.6% for the six months ended June 30, 2023 was primarily impacted by state income taxes, discrete excess tax benefits recognized on share-based compensation, net of limitations on executive compensation and a tax benefit on FDII rate on export sales.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $348.3 million. We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborative agreements and cash that we may raise through future transactions. We may raise cash through any one of the following financing vehicles: (i) new collaborative agreements; (ii) expansions or revisions to existing collaborative relationships; (iii) private financings; (iv) other equity or debt financings; (v) monetizing assets; and/or (vi) the public offering of securities.
We may, in the future, draw on our existing line of credit or offer and sell additional equity, debt securities and warrants to purchase any of such securities, either individually or in units to raise capital for additional working capital, capital expenditures, share repurchases, acquisitions or for other general corporate purposes.
Cash Flows

	Six Months Ended June 30,

	2023	2022	Change
Net cash provided by operating activities	$153,806	$88,022	$65,784
Net cash used in investing activities	(5,168)	(484,251)	479,083
Net cash (used in) provided by financing activities	(162,168)	368,442	(530,610)
Net decrease in cash, cash equivalents and restricted cash	$(13,530)	$(27,787)	$14,257
Operating Activities
The increase in cash provided by operations was primarily due to an increase in royalty revenue, higher product revenue, and a decrease in working capital spend, partially offset by a decrease in collaboration revenue.
Investing Activities
The decrease in cash used in investing activities was primarily due to the acquisition of Antares in the prior year, partially offset by a reduction in cash from the sale of marketable securities, a decrease in the sale of assets in the current year and an increase in capital spend for the purchase of manufacturing equipment and new facility improvements during the current year.
Financing Activities
The increase in net cash used in financing activities was primarily due to a $13.5 million cash payment related to the 2024 Convertible Notes conversion, a $150.0 million increase in repurchase of common stock, a $3.0 million decrease in net proceeds during the current year from the issuance of common stock under equity incentive plans and $370.0 million in cash received from the term loan and the revolving credit facility during the prior year.
Share Repurchases
In December 2021, our Board of Directors approved a share repurchase program to repurchase up to $750.0 million of our outstanding common stock over a three-year period. Refer to Note 10, Stockholders’ Equity, of our condensed consolidated financial statements for additional information regarding our share repurchases.

Long-Term Debt
1.00% Convertible Notes due 2028
In August 2022, we completed the sale of $720.0 million in aggregate principal amount of 1.00% Convertible Senior Notes due 2028 (the “2028 Convertible Notes” and collectively with the 2024 Convertible Notes and the 2027 Convertible Notes the “Convertible Notes”). The net proceeds in connection with the issuance of the 2028 Convertible Notes, after deducting the initial purchasers’ fee of $18.0 million, was approximately $702.0 million. We also incurred additional debt issuance costs totaling $1.0 million. Debt issuance costs and the initial purchasers’ fee are presented as a debt discount.
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
Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2028 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. As of June 30, 2023, the 2027 Convertible Notes were not convertible.
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
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. As of June 30, 2023, the 2027 Convertible Notes were not convertible.

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
1.25% Convertible Notes due 2024
In November 2019, we completed the sale of $460.0 million in aggregate principal amount of 1.25% Convertible Senior Notes due 2024 (the “2024 Convertible Notes”). The net proceeds in connection with the issuance of the 2024 Convertible Notes, after deducting the initial purchasers’ fee of $12.7 million, was approximately $447.3 million. We also incurred debt issuance cost totaling $0.3 million. Debt issuance costs and the initial purchasers’ fee are presented as a debt discount.
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
In January 2021, we notified the note holders our irrevocable election to settle the principal of the 2024 Convertible Notes in cash and for the premium, if applicable, deliver shares of common stock. The conversion rate for the 2024 Convertible Notes was 41.9208 shares of common stock per $1,000 in principal amount of 2024 Convertible Notes, equivalent to a conversion price of approximately $23.85 per share of our common stock. The conversion rate was subject to adjustment.
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
In January 2023, we issued a notice for the redemption of 2024 Convertible Notes. Holders of the notes could convert their notes at any time prior the close of business day prior to the redemption date. In March 2023, holders of the notes elected to convert the 2024 Convertible Notes in full. In connection with the conversion, we paid approximately $13.5 million in cash which includes principal and accrued interest, and issued 288,886 shares of our common stock representing the intrinsic value based on the contractual conversion rate.

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
Borrowings under the 2022 Facility bear interest, at our option, at a rate equal to an applicable margin plus: (a) the applicable Term Secured Overnight Financing Rate (“SOFR”) (which includes a SOFR adjustment of 0.10%), or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the Bank of America prime rate, (3) the Term SOFR rate for an interest period of one month plus 1.10%, and (4) 1.00%. The margin for the 2022 Facility ranges, based on our consolidated total net leverage ratio, from 0.25% to 1.25% in the case of base rate loans and from 1.25% to 2.25% in the case of Term SOFR rate loans. In addition to paying interest on the outstanding principal under the Facility, we will pay (i) a commitment fee in respect of the unutilized commitments thereunder and (ii) customary letter of credit fees and agency fees. The commitment fees range from 0.15% to 0.35% per annum based on our consolidated net leverage ratio.
In August 2022, we entered into Amendment No. 1 to the Credit Agreement (the “Amendment”) among the Company, the Guarantors (as defined in the Credit Agreement), each L/C Issuer from time to time party thereto, Bank of America, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”) and swing line lender (in such capacity, the “Swing Line Lender”), and each lender party thereto, which amends the Credit Agreement dated as of May 24, 2022 (the “Credit Agreement”) among the Company, the Guarantors, the Administrative Agent, the Swing Line Lender, each Lender and the L/C Issuers. The Amendment, among other things, increased the size of the revolving credit facility from $350 million to $575 million. The terms of the revolving credit facility were otherwise unchanged. Concurrently, with the entry into the Amendment, the Company repaid the entire outstanding term loan facility and repaid all outstanding loans under the revolving credit facility under the Credit Agreement.
As of June 30, 2023, the revolving credit facility was undrawn.
Additional Capital Requirements.
Our expected working capital and other capital requirements are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022. As of June 30, 2023, there have been no other material changes to our expected working capital and other capital requirements described in our Annual Report on Form 10-K for the year ended December 31, 2022.

 Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. The accounting policies and estimates that are most critical to a full understanding and evaluation of our reported financial results are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to our critical accounting policies or estimates during the six months ended June 30, 2023.
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of our condensed consolidated financial statements for a discussion of recent accounting pronouncements and their effect, if any.

Risk Factors
Risks Related To Our Business
If our partnered or proprietary product candidates do not receive and maintain regulatory approvals, or if approvals are not obtained in a timely manner, such failure or delay would substantially impact our ability to generate revenues.
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
Additionally, even with respect to products which have been approved for commercialization, in order to continue to manufacture and market pharmaceutical and medical device products, we or our partners must maintain our regulatory approvals. If we or any of our partners are unsuccessful in maintaining the required regulatory approvals, our revenues would be adversely affected.
Use of our partnered or proprietary products and product candidates could be associated with adverse events or product recalls.
As with most pharmaceutical and medical device products, our partnered or proprietary products and product candidates could be associated with adverse events which can vary in severity (from minor reactions to death) and frequency (infrequent to very common) or product recalls. Adverse events associated with the use of our partnered or proprietary products or product candidates may be observed at any time, including in clinical trials or when a product is commercialized, and any such adverse events may negatively affect our or our partners’ ability to obtain or maintain regulatory approval or market such products and product candidates. Adverse events such as toxicity or other safety issues associated with the use of our partnered or proprietary products and product candidates could require us or our partners to perform additional studies or halt development or commercialization of these products and product candidates or expose us to product liability lawsuits which will harm our business. For example, we experienced a clinical hold on patient enrollment and dosing in our phase 2 study of PEGPH20 in patients with PDA (a discontinued program), which was not resolved until we implemented steps to address an observed possible difference in TE event rates between the arms of the study. We or our partners may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our pharmaceutical products or product candidates which we have not planned or anticipated. There can be no assurance that we or our partners will resolve any issues related to any product or product candidate adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition.
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
If our contract manufacturers or vendors are unable to or unwilling for any reason to manufacture and supply to us bulk rHuPH20 or other raw materials, reagents, components or devices in the quantity and quality required by us or our partners for use in the production of our proprietary or partnered products and product candidates, our and our partners’ product development and commercialization efforts could be delayed or stopped and our business results associated with operations and our collaborations could be harmed.
We rely on a number of third parties in our supply chain for the supply and manufacture of our partnered and proprietary products, and the availability of such products depends upon our ability to procure the raw materials, components, packaging materials and finished products from these third parties, some of which are currently our single source for the materials necessary for certain of our products. We have entered into supply agreements with numerous third-party suppliers. For example, we have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (Avid) and Catalent Indiana LLC (Catalent) to produce bulk rHuPH20. These manufacturers each produce bulk rHuPH20 under cGMP for use in Hylenex recombinant, and for use in partnered products and product candidates. We rely on their ability to successfully manufacture bulk rHuPH20 according to product specifications. In addition to supply obligations, our contract manufacturers will also provide support for the chemistry, manufacturing and controls sections for FDA and other regulatory filings. We also rely on vendors to supply us with raw materials to produce reagents and other materials for bioanalytical assays used to support our partners’ clinical trials. If any of our contract manufacturers or vendors: (i) is unable to retain its status as an FDA approved manufacturing facility; (ii) is unable to otherwise successfully scale up production to meet corporate or regulatory authority quality standards; (iii) is unable to procure the labor, raw materials, reagents or components necessary to produce our proprietary products, including bulk rHuPH20 and Hylenex recombinant, our bioanalytical assays or our partnered products or (iv) fails to manufacture and supply our partnered and proprietary products, including bulk rHuPH20 in the quantity and quality required by us or our partners for use in Hylenex and partnered products and product candidates for any other reason, our business will be adversely affected. In addition, a significant change in such parties’ or other third-party manufacturers’ business or financial condition could adversely affect their abilities or willingness to fulfill their contractual obligations to us. We have not established, and may not be able to establish, favorable arrangements with additional bulk rHuPH20 manufacturers and suppliers of the ingredients necessary to manufacture bulk rHuPH20 should the existing manufacturers and suppliers become unavailable or in the event that our existing manufacturers and suppliers are unable or unwilling to adequately perform their responsibilities. We have attempted to mitigate the impact of a potential supply interruption through the establishment of excess bulk rHuPH20 inventory where possible, but there can be no assurances that this safety stock will be maintained or that it will be sufficient to address any delays, interruptions or other problems experienced by any of our contract manufacturers. Any delays, interruptions or other problems regarding the ability or willingness of our contract manufacturers to supply bulk rHuPH20 or the ability or willingness of other third-party manufacturers, to supply other raw materials or ingredients necessary to produce our other proprietary or partnered products on a timely basis could: (i) cause the delay of our partners’ clinical trials or otherwise delay or prevent the regulatory approval of our partners’ product candidates; (ii) delay or prevent the effective commercialization of proprietary or partnered products and product candidates; and/or (iii) cause us to breach contractual obligations to deliver bulk rHuPH20 to our partners. Such delays could damage our relationship with our partners, and they could have a material adverse effect on royalties and thus our business and financial condition. Additionally, we rely on third parties to manufacture, prepare, fill, finish, package, store and ship our proprietary and partnered products and product candidates on our behalf. If the third parties we identify fail to perform their obligations, the progress of partners’ clinical trials could be delayed or even suspended and the commercialization of our partnered or proprietary products could be delayed or prevented.
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
Depending on the product, we have retained third-party service providers to perform a variety of functions related to the distribution, invoicing, rebates and contract administration, co-pay program administration, sample distribution and administration, storage and transportation of our products, key aspects of which are out of our direct control. We place substantial reliance on these providers as well as other third-party providers that perform services for us, including, depending on the product, entrusting our inventories of products to their care and handling. We also may rely on third parties to administer our drug price reporting and rebate payments and contracting obligations under federal programs. Despite our reliance on third parties, we have responsibilities for compliance with the applicable legal and program requirements. By example, in certain states, we are required to hold licenses to distribute our products in these states and must comply with the associated state laws. Moreover, if these third-party service providers fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us or encounter physical damage or a natural disaster at their facilities, our ability to deliver products to meet commercial demand would be significantly impaired. In addition, we may use third parties to perform various other services for us relating to regulatory monitoring, including adverse event reporting, safety database management and other product maintenance services. If our employees or any third-party service providers fail to comply with applicable laws and regulations, we and/or they may face regulatory or False Claims Act enforcement actions. Moreover, if the quality or accuracy of the data maintained by these service providers is insufficient, our ability to continue to market our products could be jeopardized or we and/or they could be subject to regulatory sanctions. We do not currently have the internal capacity to perform all of these important commercial functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.
If we or any party to a key collaboration agreement fail to perform material obligations under such agreement, or if a key collaboration agreement is terminated for any reason, our business could suffer.
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

Our business strategy is focused on growth of our ENHANZE and auto-injector technologies, our commercial products and potential growth through acquisition. Currently, ENHANZE is the largest revenue driver and as a result there is a risk for potential negative impact from adverse developments. Future expansion of our strategic focus to additional applications of our ENHANZE technology or by acquiring new technologies may require the use of additional resources, result in increased expense and ultimately may not be successful.
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
We anticipate that certain proprietary or partnered products will be marketed, and perhaps manufactured, in foreign countries. The process of obtaining regulatory approvals in foreign countries is subject to delay and failure for the reasons set forth above, as well as for reasons that vary from jurisdiction to jurisdiction. The approval process varies among countries and jurisdictions and can involve additional testing. The time required to obtain approval in foreign countries may differ from that required to obtain FDA approval. Foreign regulatory agencies may not provide approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA.
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
Our development and commercialization partners are responsible for providing certain proprietary materials that are essential components of our partnered products and product candidates. For example, Roche is responsible for producing the Herceptin and MabThera required for its subcutaneous products and Takeda is responsible for producing the GAMMAGARD LIQUID for its product HYQVIA. If a partner, or any applicable third party service provider of a partner, encounters difficulties in the manufacture, storage, delivery, fill, finish or packaging of the partnered product or product candidate or component of such product or product candidate, such difficulties could (i) cause the delay of clinical trials or otherwise delay or prevent the regulatory approval of partnered product candidates; and/or (ii) delay or prevent the effective commercialization of partnered products. Such delays could have a material adverse effect on our business and financial condition. We also rely on our partners to commercialize and distribute their products and if they are unsuccessful in commercializing certain products, the resulting royalty revenue we would receive may be lower than expected.
If we or our partners fail to comply with regulatory requirements applicable to promotion, sale and manufacturing of approved products, regulatory agencies may take action against us or them, which could harm our business.
Any approved products, along with the manufacturing processes, post-approval clinical data requirements, labeling, advertising and promotional activities for these products, are subject to continual requirements and review by the FDA, and state and foreign regulatory bodies. Regulatory authorities subject a marketed product, its manufacturer and the manufacturing facilities to continual review and periodic inspections. We, our partners and our respective contractors, suppliers and vendors, will be subject to ongoing regulatory requirements, including complying with regulations and laws regarding advertising, promotion and sales of drug products, required submissions of safety and other post-market information and reports, registration requirements, cGMP regulations (including requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation), and the requirements regarding the distribution of samples to physicians and recordkeeping requirements. Further, because some of our proprietary and partnered products and product candidates are drug/device combination products, we and our partners will have to comply with extensive regulatory requirements than would otherwise be required for products that are not combination products. Regulatory agencies may change existing requirements or adopt new requirements or policies. We, our partners and our respective contractors, suppliers and vendors, may be slow to adapt or may not be able to adapt to these changes or new requirements.
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
Failure of our auto-injector and specialty products business to perform could adversely impact our stock price and future business and operations.
We acquired the Antares auto-injector and specialty products business with the expectation that the acquisition will result in various benefits for the combined company, including providing an opportunity for increased revenues through growth of device revenue and commercial products and development of a new high volume auto-injector. Increased competition, unresolvable technical issues and/or deterioration in business conditions may limit our ability to grow this business. As such, we may not be able to realize the benefits anticipated in connection with the acquisition.
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

We rely on many third parties to source active pharmaceutical ingredient and drug products, manufacture and assemble our devices, distribute finished products and provide various logistics activities in order to manufacture and sell our partnered and proprietary products. For example, we rely on third-party manufacturers to manufacture the bulk rHuPH20 that we supply to our partners for their commercial products and product candidates, as well as our commercial product Hylenex. If any such third party manufacturer is adversely impacted by a pandemic and related consequences, including staffing shortages, production slowdowns and disruptions in delivery systems, availability of raw materials, reagents or components or if they divert resources or manufacturing capacity to accommodate the development of treatments or vaccines, our supply chain may be disrupted, limiting our ability to sell Hylenex or supply bulk rHuPH20 to our partners. Any such disruptions to the operations of the third parties upon whom we rely to manufacture and sell our partnered and proprietary products could result in reductions or delays in our revenues.
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
The aggregate amount of our consolidated indebtedness, net of debt discount, as of June 30, 2023 was $1,496.0 million, which includes $805.0 million in aggregate principal amount of the 2027 Convertible Notes and $720.0 million in aggregate principal of the 2028 Convertible Notes, net of unamortized debt discount of $12.7 million and $16.3 million for 2027 Convertible Notes and 2028 Convertible Notes, respectively.
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
The development, manufacture, testing, marketing and sale of pharmaceutical products and medical devices involves the risk of product liability claims by consumers and other third parties. Product liability claims may be brought by individuals seeking relief for themselves, or by groups seeking to represent a class of injured patients. Further, third-party payers, either individually or as a putative class, may bring actions seeking to recover monies spent on one of our products. Although we maintain product liability insurance coverage, product liability claims can be high in the pharmaceutical industry, and our insurance may not sufficiently cover our actual liabilities. If product liability claims were to be made against us, it is possible that the liabilities may exceed the limits of our insurance policy, or our insurance carriers may deny, or attempt to deny, coverage in certain instances. If a lawsuit against us is successful, then the insurance coverage may not be sufficient and could materially and adversely affect our business and financial condition. Furthermore, various distributors of pharmaceutical products require minimum product liability insurance coverage before purchase or acceptance of products for distribution. Failure to satisfy these insurance requirements could impede our ability to achieve broad distribution of our proposed products, and higher insurance requirements could impose additional costs on us. In addition, since many of our partnered product candidates include the pharmaceutical products of a third-party, we run the risk that problems with the third-party pharmaceutical product will give rise to liability claims against us. Product liability claims can also result in additional regulatory consequences including, but not limited to, investigations and regulatory enforcement actions, as well as recalls, revocation of approvals, or labeling, marketing or promotional restrictions or changes. Product liability claims could also harm our reputation and the reputation of our products, adversely affecting our ability to market our products successfully. In addition, defending a product liability lawsuit is expensive and can divert the attention of our key employees from operating our business. Such claims can also impact our ability to initiate or complete clinical trials.
If our partners do not achieve projected development, clinical, or regulatory goals in the timeframes publicly announced or otherwise expected, the commercialization of our partners products may be delayed and, as a result, our business, financial condition, and results of operations may be adversely affected.
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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. The high and low sales prices of our common stock during the twelve months ended June 30, 2023 were $59.46 and $29.85, respectively. In addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:
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

Risks Related to Our Industry
Our and our partnered products must receive regulatory approval before they can be sold, and compliance with the extensive government regulations is expensive and time consuming and may result in the delay or cancellation of our or our partnered product sales, introductions or modifications.
Extensive industry regulation has had, and will continue to have, a significant impact on our business. All pharmaceutical and medical device companies, including ours, are subject to extensive, complex, costly and evolving regulation by the health regulatory agencies including the FDA (and with respect to controlled drug substances, the U.S. Drug Enforcement Administration (DEA)) and equivalent foreign regulatory agencies and state and local/regional government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packaging, labeling, storing, recordkeeping, safety, approval, advertising, promotion, sale and distribution of our products and our partners’ products and product candidates. We are dependent on receiving FDA and other governmental approvals, including regulatory approvals in jurisdictions outside the United States, prior to manufacturing, marketing and shipping our products. Consequently, there is always a risk that the FDA or other applicable governmental authorities, including those outside the United States, will not approve our or our partners’ products or may impose onerous, costly and time-consuming requirements such as additional clinical or animal testing. Regulatory authorities may require that our partners change our studies or conduct additional studies, which may significantly delay or make continued pursuit of approval commercially unattractive to our partners. For example, the approval of the HYQVIA BLA was delayed by the FDA until we and our partner provided additional preclinical data sufficient to address concerns regarding non-neutralizing antibodies to rHuPH20 that were detected in the registration trial. Although these antibodies have not been associated with any known adverse clinical effects, and the HYQVIA BLA was ultimately approved by the FDA, the FDA or other foreign regulatory agency may, at any time, halt our and our partners’ development and commercialization activities due to safety concerns. In addition, even if our proprietary or partnered products are approved, regulatory agencies may also take post-approval action limiting or revoking our or our partners’ ability to sell these products. Any of these regulatory actions may adversely affect the economic benefit we may derive from our proprietary or our partnered products and therefore harm our financial condition.
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

We currently own or license patents in a portfolio and also have pending patent applications applicable to rHuPH20 and other proprietary materials. There can be no assurance that our existing patents, or any patents issued to us as a result of our pending patent applications, will provide a basis for commercially viable products, will provide us with any competitive advantages, or will not face third-party challenges or be the subject of further proceedings limiting their scope or enforceability. Any weaknesses or limitations in our patent portfolio could have a material adverse effect on our business and financial condition. In addition, if our pending patent applications do not result in issued patents, or result in issued patents with narrow or limited claims, this could result in us having no or limited protection against generic or biosimilar competition against our product candidates which would have a material adverse effect on our business and financial condition.
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
We also rely on trade secrets, unpatented proprietary know-how and continuing technological innovation that we seek to protect with confidentiality agreements with employees, consultants and others with whom we discuss our business. Disputes may arise concerning the ownership of intellectual property or the applicability or enforceability of agreements covering these rights, and we might not be able to resolve these disputes in our favor.
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
In addition to protecting our own intellectual property rights, third parties may assert patent, trademark or copyright infringement or other intellectual property claims against us. If we become involved in any intellectual property litigation, we may be required to pay substantial damages, including but not limited to treble damages, attorneys’ fees and costs, for past infringement if it is ultimately determined that our products infringe a third-party’s intellectual property rights. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management’s attention from other business concerns. Further, in the case of an injunction, we could be stopped from developing, manufacturing or selling our products until we obtain a license from the owner of the relevant technology or other intellectual property rights. If such a license is available at all, it may require us to pay royalties or other fees.
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
Patent protection for biotechnology inventions and for inventions generally is subject to significant scrutiny; if patent laws or the interpretation of patent laws change, our business may be adversely impacted because we may lose the ability to obtain patent protection or enforce our intellectual property rights against competitors who develop and commercialize products based on our discoveries.
Patent protection in general, including for protein-based products is based on evolving complex legal principles and factual questions, which introduce uncertainties as to patentability, patent scope, validity and enforcement. In recent years, there have been significant changes in patent law, including the legal standards that govern the patentability and scope of biotechnology patents. Recent court decisions have made it more difficult to obtain patents, by making it more difficult to satisfy the patentable subject matter requirements, disclosure and enablement requirements, and the non-obviousness requirement; decreasing the availability of injunctions against infringers; and increasing the likelihood of challenging the validity of a patent through a declaratory judgment action. Taken together, these decisions could make it more difficult and costly for us to obtain, license and enforce our patents. In addition patents may be challenged through post-grant opposition proceedings and be subject to a prior user defense to infringement. There also have been, and continue to be, policy discussions concerning the scope of patent protection, including for biotechnology inventions. Social and political opposition to biotechnology patents may lead to narrower patent protection within the biotechnology industry. Judicial and legislative changes introduce significant uncertainty in the patent law landscape and may potentially negatively impact our ability to procure, maintain and enforce patents to provide exclusivity for our products and may allow others to use our discoveries to develop and commercialize competitive products, which could impair our business.
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
Furthermore, individual states are considering proposed legislation and have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payers or other restrictions could negatively and materially impact our revenues and financial condition. We anticipate that we may encounter similar regulatory and legislative issues in most other countries outside the U.S.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risks during the quarter ended June 30, 2023.
As of June 30, 2023, our cash equivalents and marketable securities consisted of investments in money market funds, asset-backed securities, U.S. Treasury securities, corporate debt securities, agency bonds and commercial paper. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security may decline. Based on our current investment portfolio as of June 30, 2023, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
We hedge a portion of foreign currency exchange risk associated with forecasted royalties revenue denominated in Swiss francs to reduce the risk of our earnings and cash flows will be adversely affected by fluctuations in exchange rates. These transactions are designated and qualify as cash flow hedges. The cash flow hedges are carried at fair value with mark-to-market gains and losses recorded within AOCI in the condensed consolidated balance sheets and reclassified to royalty revenue in our condensed consolidated statements of income in the same period as the recognition of the underlying hedged transaction. We do not issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash, cash equivalents and marketable securities have significant risk of default or illiquidity. We made this determination based on discussions with our investment advisors and a review of our holdings. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. All of our cash equivalents and marketable securities are recorded at fair market value.

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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.Risk Factors
We have provided updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Other than the Risk Factor related to the integration of the Antares business and patent protection for biotechnology inventions, we do not believe the updates have materially changed the risk factors disclosures as previously stated in our most recent Annual Report on Form 10-K.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
In December 2021, the Board of Directors authorized a capital return program to repurchase up to $750.0 million of outstanding stock over a three-year period. There were no share repurchases for the three months ended June 30, 2023. As of June 30, 2023, $250.0 million of outstanding stock is yet to be purchased under the program.
Item 3.Defaults Upon Senior Securities
Not applicable.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the three months ended June 30, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

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

10.1	Form of Stock Option Agreement (2021 Plan updated May 2023) (filed herewith)

10.2	Form of Restricted Stock Unit Agreement (2021 Plan updated May 2023) (filed herewith)

10.3	Form of Restricted Unit Agreement (2021 Plan Sell-to-Cover updated May 2023) (filed herewith)

10.4	Form of Director Stock Option Agreement (2021 Plan) (filed herewith)

10.5	Letter Agreement Amending Exercise Period for Employee Option (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith)

101.SCH	Inline Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	Inline Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101) (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	August 8, 2023	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 8, 2023	/s/ Nicole LaBrosse
Nicole LaBrosse Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)