Form 10-Q
period 2023-09-30
HALOZYME THERAPEUTICS, INC.
filed 2023-11-06
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 132,098,110 as of October 31, 2023.

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

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$274,227	$234,195
Marketable securities, available-for-sale	209,055	128,599
Accounts receivable, net and contract assets	217,325	231,072
Inventories, net	128,921	100,123
Prepaid expenses and other current assets	49,478	45,024
Total current assets	879,006	739,013
Property and equipment, net	74,669	75,570
Prepaid expenses and other assets	18,115	26,301
Goodwill	416,821	409,049
Intangible assets, net	490,641	546,652
Deferred tax assets, net	13,410	44,426
Restricted cash	—	500
Total assets	$1,892,662	$1,841,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$19,318	$17,693
Accrued expenses	95,200	96,516
Deferred revenue, current portion	667	3,246
Current portion of long-term debt, net	—	13,334
Total current liabilities	115,185	130,789
Deferred revenue, net of current portion	2,253	2,253
Long-term debt, net	1,497,621	1,492,766
Other long-term liabilities	28,422	30,433
Contingent liability	—	15,472
Total liabilities	1,643,481	1,671,713
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 132,081 and 135,154 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	132	135
Additional paid-in capital	25,537	27,368
Accumulated other comprehensive gain (loss)	1,227	(922)
Retained earnings	222,285	143,217
Total stockholders’ equity	249,181	169,798
Total liabilities and stockholders’ equity	$1,892,662	$1,841,511
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Royalties	$114,433	$99,551	$325,813	$254,496
Product sales, net	86,569	61,427	221,252	129,867
Revenues under collaborative agreements	15,031	47,998	52,149	94,257
Total revenues	216,033	208,976	599,214	478,620
Operating expenses
Cost of sales	54,823	47,319	140,063	97,184
Amortization of intangibles	20,341	27,193	56,011	38,596
Research and development	17,321	16,705	55,027	44,041
Selling, general and administrative	35,269	34,467	111,574	105,777
Total operating expenses	127,754	125,684	362,675	285,598
Operating income	88,279	83,292	236,539	193,022
Other income (expense)
Investment and other income, net	4,786	641	10,957	194
Inducement expense related to convertible notes	—	(2,712)	—	(2,712)
Contingent liability fair value measurement gain	13,200	—	13,200	—
Interest expense	(4,505)	(7,514)	(13,542)	(12,377)
Net income before income taxes	101,760	73,707	247,154	178,127
Income tax expense	19,923	12,073	50,948	33,700
Net income	$81,837	$61,634	$196,206	$144,427

Earnings per share
Basic	$0.62	$0.45	$1.48	$1.05
Diluted	$0.61	$0.44	$1.45	$1.02

Weighted average common shares outstanding
Basic	131,965	136,527	132,896	137,370
Diluted	134,083	139,387	135,233	141,019
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$81,837	$61,634	$196,206	$144,427
Other comprehensive income:
Unrealized (loss) gain on marketable securities	(49)	182	706	(1,257)
Foreign currency translation adjustment	—	(1)	24	1
Unrealized gain on foreign currency	2	—	1	40
Unrealized gain on derivative instruments, net	3,426	—	2,001	—
Realized gain on derivative instruments, net	(537)	—	(583)	—
Comprehensive income	$84,679	$61,815	$198,355	$143,211
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,

	2023	2022
Operating activities
Net income	$196,206	$144,427
Adjustments to reconcile net income to net cash provided by in operating activities:
Share-based compensation	26,956	17,174
Depreciation and amortization	8,152	3,931
Amortization of intangible assets	56,011	38,596
Amortization of debt discount	5,476	6,007
Amortization of (premium) discounts on marketable securities, net	(3,830)	985
Realized loss on marketable securities	—	1,727
Loss on disposal of equipment	517	80
Contingent liability fair value measurement adjustment	(13,200)	—
Recognition of deferred revenue	(2,579)	(1,573)
Lease payments recognized (deferred)	—	(638)
Induced conversion expense related to convertible notes	—	2,712
Deferred income taxes	25,083	25,329
Other	—	(228)
Changes in operating assets and liabilities:
Accounts receivable, net and other contract assets	13,546	(76,186)
Inventories	(28,353)	(14,536)
Prepaid expenses and other assets	5,299	(14,359)
Accounts payable and accrued expenses	(3,067)	24,209
Net cash provided by operating activities	286,217	157,657
Investing activities
Purchases of marketable securities	(271,617)	(225,689)
Proceeds from sales and maturities of marketable securities	195,697	725,995
Acquisition of business, net of cash acquired	—	(999,120)
Purchases of property and equipment	(12,698)	(2,466)
Proceeds from the sale of assets	—	16,021
Net cash used in investing activities	(88,618)	(485,259)
Financing activities
Proceeds from term loan	—	250,000
Repayment of term loan	—	(250,000)
Proceeds from revolving credit facilities	—	120,000
Repayment of revolving credit facilities	—	(120,000)
Repayment of 2024 Convertible Notes	(13,483)	(77,453)
Proceeds from issuance of 2028 Convertible Notes	—	702,000
Purchase of capped call	—	(69,120)
Payment of debt issuance costs	—	(6,465)
Repurchase of common stock	(150,083)	(200,001)
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	5,499	7,081
Net cash (used in) provided by financing activities	(158,067)	356,042
Net increase in cash, cash equivalents and restricted cash	39,532	28,440
Cash, cash equivalents and restricted cash at beginning of period	234,695	119,219
Cash, cash equivalents and restricted cash at end of period	$274,227	$147,659

Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for purchases of property and equipment	$533	$319
Right-of-use assets obtained in exchange for lease obligation	$1,211	$970
Debt issuances cost included in accounts payable	$—	$639
Common stock issued for conversion of 2024 Convertible Notes	$125	$1,019
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF JUNE 30, 2023	131,856	$132	$12,068	$(1,615)	$140,448	$151,033
Share-based compensation expense	—	—	9,367	—	—	9,367
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net	225	—	4,102	—	—	4,102
Other comprehensive income	—	—	—	2,842	—	2,842
Net income	—	—	—	—	81,837	81,837
BALANCE AS OF SEPTEMBER 30, 2023	132,081	$132	$25,537	$1,227	$222,285	$249,181

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2022	135,154	$135	$27,368	$(922)	$143,217	$169,798
Share-based compensation expense	—	—	26,956	—		26,956
Issuance of common stock for the conversion of 2024 Convertible Notes	289	—	(126)			(126)
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net and shares issued under the ESPP plan	803	1	5,498	—		5,499
Repurchase of common stock	(4,165)	(4)	(34,159)		(117,138)	(151,301)
Other comprehensive income	—	—	—	2,149		2,149
Net income	—	—	—	—	196,206	196,206
BALANCE AS OF SEPTEMBER 30, 2023	132,081	$132	$25,537	$1,227	$222,285	$249,181

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF JUNE 30, 2022	137,681	$138	$271,169	$(2,017)	$23,881	$293,171
Share-based compensation expense	—	—	6,797	—	—	6,797
Issuance of common stock for the induced conversion related to convertible notes	1,512	1	1,692			1,693
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock performance stock units, net	137	1	2,635	—	—	2,636
Capped call transaction			(69,120)			(69,120)
Repurchase of common stock	(4,119)	(5)	(199,996)			(200,001)
Other comprehensive income	—	—	—	181	—	181
Net income	—	—	—	—	61,634	61,634
BALANCE AS OF SEPTEMBER 30, 2022	135,211	$135	$13,177	$(1,836)	$85,515	$96,991

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2021	137,498	$138	$256,347	$(620)	$(58,912)	$196,953
Share-based compensation expense	—	—	17,174	—	—	17,174
Issuance of common stock for the induced conversion related to convertible notes	1,512	1	1,692			1,693
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net and shares issued under the ESPP plan	753	1	7,080	—	—	7,081
Capped call transaction			(69,120)			(69,120)
Repurchase of common stock	(4,552)	(5)	(199,996)			(200,001)
Other comprehensive loss	—	—	—	(1,216)	—	(1,216)
Net income	—	—	—	—	144,427	144,427
BALANCE AS OF SEPTEMBER 30, 2022	135,211	$135	$13,177	$(1,836)	$85,515	$96,991
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
We currently have ENHANZE collaborations and licensing agreements with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Takeda Pharmaceuticals International AG and Baxalta US Inc. (“Takeda”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol-Myers Squibb Company (“BMS”), Alexion Pharma International Operations Unlimited Company (an indirect wholly owned subsidiary of AstraZeneca PLC) (“Alexion”), argenx BVBA (“argenx”), Horizon Therapeutics plc. (a wholly owned subsidiary of Amgen Inc.) (“Horizon”), ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”), Chugai Pharmaceutical Co., Ltd (“Chugai”) and Acumen Pharmaceuticals, Inc. (“Acumen”). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales-based milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently earn royalties from four of these collaborations, including royalties from sales of one product from the Takeda collaboration, four products from the Roche collaboration, one product from the Janssen collaboration and one product from the argenx collaboration.
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
Except where specifically noted or the context otherwise requires, references to “Halozyme,” “the Company,” “we,” “our,” and “us” in these notes to our condensed consolidated financial statements refer to Halozyme Therapeutics, Inc. and each of its directly and indirectly wholly owned subsidiaries as disclosed in Note 2, Summary of Significant Accounting Policies.

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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, that mature within 90 days or less from the date of purchase. As of September 30, 2023, our cash and cash equivalents consisted of money market funds, bank certificate of deposits, U.S. treasury securities and demand deposits at commercial banks.
Marketable securities are investments with original maturities of more than 90 days from the date of purchase that are specifically identified to fund current operations. Marketable securities are considered available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date which reflects management’s intention to use the proceeds from the sale of these investments to fund our operations, as necessary. Such available-for-sale investments are carried at fair value with unrealized gains and losses recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity. The cost of marketable securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in investment and other income, net in our condensed consolidated statements of income. We use the specific identification method for calculating realized gains and losses on marketable securities sold. None of the realized gains and losses and declines in value that were judged to be as a result of credit loss on marketable securities, if any, are included in investment and other income, net in our condensed consolidated statements of income.
Restricted Cash
Under the lease terms of our facilities, we may be required to maintain letters of credit as security deposits during the terms of such leases. As of September 30, 2023, no restricted cash remained pledged as collateral for the letters of credit as the associated lease was terminated. As of December 31, 2022, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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
Available-for-sale marketable securities consist of asset-backed securities, corporate debt securities, U.S. Treasury securities, agency bonds and commercial paper, and are measured at fair value using Level 1 and Level 2 inputs. Level 2 financial instruments are valued using market prices on less active markets and proprietary pricing valuation models with observable inputs, including interest rates, yield curves, maturity dates, issue dates, settlement dates, reported trades, broker-dealer quotes, issue spreads, benchmark securities or other market related data. We obtain the fair value of Level 2 investments from our investment manager, who obtains these fair values from a third-party pricing source. We validate the fair values of Level 2 financial instruments provided by our investment manager by comparing these fair values to a third-party pricing source.
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
Leases
We have entered into operating leases primarily for real estate and automobiles. These leases have contractual terms which range from three years to 12 years. We determine if an arrangement contains a lease at inception. Right of use (“ROU”) assets and liabilities resulting from operating leases are included in property and equipment, accrued expenses and other long-term liabilities on our condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the discount rate to calculate the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our leases often include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that we will exercise that option. Short-term leases with an initial term of 12 months or less are not recorded on our condensed consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
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
In accordance with the hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and are highly effective in offsetting changes to future cash flows on hedged transactions. Both at inception of the hedge and on an ongoing basis, we assess whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If we determine a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, we would discontinue hedge accounting treatment prospectively. We measure effectiveness based on the change in fair value of the forward currency forward contract and the fair value of the hypothetical foreign currency forward contract with terms that match the critical terms of the risk being hedged. No portion of our foreign currency forward contracts were excluded from the assessment of hedge effectiveness. As of September 30, 2023, all hedges were determined to be highly effective.
The assets or liabilities associated with our hedging contracts are recorded at fair market value in prepaid expense and other current assets, accrued expenses, or other long-term liabilities, respectively, in our condensed consolidated balance sheets. Gains and losses related to changes in the fair market value of these hedging contracts are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) within stockholder’s equity in our condensed consolidated balance sheets and reclassified to royalty revenue in our condensed consolidated statements of income in the same period as the recognition of the underlying hedged transaction. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, within the defined hedge period, we reclassify the gains or losses on the related cash flow hedge from AOCI to royalties revenue in our condensed consolidated statements of income. Since the fair market value of these hedging contracts is derived from current market rates, the hedging contracts are classified as derivative financial instruments. We do not use derivatives for speculative or trading purposes. As of September 30, 2023, amounts expected to be recognized as a net gain out of AOCI into our condensed consolidated statements of income during the next 12 months, are not material.
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
If the initial accounting for a business combination is incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in our financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. We record these adjustments to the provisional amounts with a corresponding offset to goodwill. Any adjustments identified after the measurement period are recorded in our condensed consolidated statements of income.
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
We perform regular reviews to determine if any event has occurred that may indicate intangible assets with finite useful lives and other long-lived assets are potentially impaired. If indicators of impairment exist, an impairment test is performed to assess the recoverability of the affected assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows. If the affected assets are not recoverable, we estimate the fair value of the assets and record an impairment loss if the carrying value of the assets exceeds the fair value. Factors that may indicate potential impairment include a significant decline in our stock price and market capitalization compared to the net book value, significant changes in the ability of a particular asset to generate positive cash flows for our strategic business objectives, and the pattern of utilization of a particular asset.
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
Our typical payment terms for development contracts may include an upfront payment equal to a percentage of the total contract value with the remaining portion to be billed upon completion and transfer of the individual deliverables or satisfaction of the individual performance obligations. We record a contract liability for cash received in advance of performance, which is presented within deferred revenue and deferred revenue, long-term in our condensed consolidated balance sheets and recognized as revenue in our condensed consolidated statements of income when the associated performance obligations have been satisfied.
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
Product Sales, Net
Proprietary Product Sales
Our commercial portfolio of proprietary products includes XYOSTED, TLANDO and Hylenex recombinant which we sell primarily to wholesale pharmaceutical distributors and specialty pharmacies, who sell the products to hospitals, retail chain drug stores and other end-user customers. Sales to wholesalers are made pursuant to purchase orders subject to the terms of a master agreement, and delivery of individual packages of products represents performance obligations under each purchase order. We use contract manufacturers to produce our proprietary products and third-party logistics (“3PL”) vendors to process and fulfill orders. We concluded we are the principal in the sales to wholesalers because we control access to services rendered by both vendors and direct their activities. We have no significant obligations to wholesalers to generate pull-through sales.
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
The determination of certain reserves and sales allowances requires us to make a number of judgements and estimates to reflect our best estimate of the transaction price and the amount of consideration to which we believe we would be ultimately entitled to receive. The expected value is determined based on unit sales data, contractual terms with customers and third-party payers, historical and estimated future percentage of rebates incurred on sales, historical and future insurance plan billings, any new or anticipated changes in programs or regulations that would impact the amount of the actual rebates, customer purchasing patterns, product expiration dates and levels of inventory in the distribution channel. The estimated amounts of credit for product returns, chargebacks, distribution fees, prompt payment discounts, rebates and customer co-pay support programs are included in accrued expenses and accounts receivable, net in our condensed consolidated balance sheets upon recognition of revenue from product sales. We monitor actual product returns, chargebacks, discounts and fees subsequent to the sale. If these amounts differ from our estimates, we make adjustments to these allowances, which are applied to increase or reduce product sales revenue and earnings in the period of adjustment.
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
We are the exclusive supplier of OTREXUP® to Otter. Because this product is custom manufactured with no alternative use and we have a contractual right to payment for performance completed to date, control is continuously transferred to the customer as the product is produced pursuant to firm purchase orders. Revenue is recognized over time using the output method based on the contractual selling price and number of units produced. The amount of revenue recognized in excess of the amount shipped/billed to the customer, if any, is recorded as contract assets in our condensed consolidated balance sheets due to the short-term nature in which the amount is ultimately expected to be billed and collected from the customer.
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
Income Taxes
We provide for income taxes using the liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at each reporting period. We measure deferred tax assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse. Significant judgment is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and any associated valuation allowances recorded against our net deferred tax assets, which are based on complex and evolving tax regulations. Deferred tax assets (“DTA”) and other tax benefits are recorded when they are more likely than not to be realized. On a quarterly basis, we assess the need for valuation allowance on our DTAs, weighing all positive and negative evidence, to assess if it is more-likely-than-not that some or all of our DTAs will be realized. We recorded a provision for income taxes of $19.9 million and $50.9 million using an effective tax rate of 19.9% and 20.6% for the three and nine months ended September 30, 2023, respectively. The difference between our effective tax rate and the U.S. federal statutory rate of 21% is primarily due to state income taxes, tax benefits on the Foreign Derived Intangible Income Deduction (“FDII”), tax detriments on 162(m) and other share-based compensation.
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

3. Business Combination
On May 24, 2022, we acquired all outstanding equity interests of Antares Pharma, Inc. (“Antares”) according to the terms and conditions of the Agreement and Plan of Merger, dated as of April 12, 2022 (the “Merger Agreement”). Antares is a specialty pharmaceutical company focused primarily on the development and commercialization of pharmaceutical products and technologies that address patient needs in targeted therapeutic areas. We acquired Antares as a part of our strategy to expand as a drug delivery company and include specialty products.
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
Unaudited Pro Forma Results
Our prior year consolidated financial statements includes Antares’s operations from May 24, 2022 through September 30, 2022. Total revenues and net loss before taxes attributable to Antares and included in our condensed consolidated statements of income for the three months ended September 30, 2022 total $50.4 million and $35.5 million and $69.1 million and $75.3 million for the nine months ended September 30, 2022, respectively.
The following unaudited pro forma financial information summarizes combined results of operations of Halozyme and Antares as if the companies had been combined as of the beginning of our fiscal year 2021 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenues	$216,033	$208,976	$599,214	$531,189
Net income	81,837	66,771	196,206	163,795
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

4. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$4,599	$—	$(20)	$4,579
Corporate debt securities	5,976	—	(31)	5,945
U.S. treasury securities	160,034	—	(104)	159,930
Agency bonds	16,020	—	(73)	15,947
Commercial paper	22,655	—	(1)	22,654
Total marketable securities, available-for-sale	$209,284	$—	$(229)	$209,055

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$1,146	$—	$—	$1,146
Corporate debt securities	7,139	—	(9)	7,130
U.S. treasury securities	111,469	—	(934)	110,535
Agency bonds	2,783	2	(1)	2,784
Commercial paper	7,004	—	—	7,004
Total marketable securities, available-for-sale	$129,541	$2	$(944)	$128,599
As of September 30, 2023, 43 available-for-sale marketable securities with a fair market value of $196.8 million were in a gross unrealized loss position of $0.2 million. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of September 30, 2023 because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
The estimated fair value of our contractual maturities of available-for-sale debt securities were as follows (in thousands):

	September 30, 2023	December 31, 2022
Due within one year	$179,400	$114,353
Due after one year but within five years	29,655	14,246
Total estimated fair value of contractual maturities, available-for-sale	$209,055	$128,599

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2023			December 31, 2022
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Assets
Cash equivalents
Money market funds	$147,113	$—	$147,113	$191,704	$—	$191,704
U.S. treasury securities	23,000	—	23,000	—	—	—

Available-for-sale marketable securities
Asset-backed securities	—	4,579	4,579	—	1,146	1,146
Corporate debt securities	—	5,945	5,945	—	7,130	7,130
U.S. treasury securities	159,930	—	159,930	110,535	—	110,535
Agency bonds	15,947	—	15,947	2,784	—	2,784
Commercial paper	—	22,654	22,654	—	7,004	7,004
Derivative instruments
Currency hedging contracts (1)	—	2,163	2,163	—	—	—
Total assets	$345,990	$35,341	$381,331	$305,023	$15,280	$320,303

Liabilities
Derivative instruments
Currency hedging contracts (1)	$—	$347	347	$—	$—	—
(1) Based on observable market transactions of spot currency rates, forward currency rates or equivalently-termed instruments. Carrying amounts of the financial assets and liabilities are equal to the fair value. As of September 30, 2023, the derivative assets and liabilities recorded within prepaid expenses and other current assets, prepaid expense and other assets and other long-term liabilities were $1.6 million, $0.6 million and $0.3 million, respectively.
We had no available for sale securities that were classified within Level 3 as of September 30, 2023 and December 31, 2022.
A contingent liability was assumed as part of the Antares acquisition related to TLANDO. The acquisition date fair value was measured using the income approach, specifically the probability weighted expected return method for the development milestone payments and the option pricing methodology using the Monte Carlo simulation for commercial milestone payments and royalty payments. Estimates and assumptions used in the Monte Carlo simulation include forecasted revenues, cost of debt, risk free rate, weighted average cost of capital, revenue market price risk and revenue volatility. Estimates and assumptions used in the income approach include the probability of achieving certain milestones and a discount rate. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. Changes in the fair value subsequent to the acquisition date will be recognized in our condensed consolidated statements of income. In September 2023, we provided Lipocine notice of termination of the TLANDO license agreement effective January 31, 2024. Based on the fair value remeasurement performed as of September 30, 2023, we recognized a gain on change in fair value of the contingent liability of $13.2 million for the three months ended September 30, 2023 in our condensed consolidated statements of income.

5. Revenue
Our disaggregated revenues were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Royalties	$114,433	$99,551	$325,813	$254,496

Product sales, net
Sales of bulk rHuPH20	37,001	19,259	86,203	60,764
Sale of proprietary products	31,511	24,180	91,765	44,559
Sale of device partnered products	18,057	17,988	43,284	24,544
Total product sales, net	$86,569	$61,427	$221,252	$129,867

Revenues under collaborative agreements
Upfront license and target nomination fees	—	—	—	30,000
Event-based development and regulatory milestone and other fees	13,000	44,000	46,000	59,000
Device licensing and development revenue	2,031	3,998	6,149	5,257
Total revenues under collaborative agreements	$15,031	$47,998	$52,149	$94,257

Total revenues	$216,033	$208,976	$599,214	$478,620
During the three months ended September 30, 2023, we recognized revenue related to licenses granted to partners in prior periods in the amount of $127.4 million. This amount represents royalties earned in the current period in addition to $13.0 million of variable consideration in the contracts where uncertainties were resolved and the development milestones are expected to be achieved or were achieved. We also recognized revenue of $0.1 million during the three months ended September 30, 2023 that had been included in deferred revenues in our condensed consolidated balance sheets as of December 31, 2022.
During the nine months ended September 30, 2023, we recognized revenue related to licenses granted to partners in prior periods in the amount of $371.8 million. This amount represents royalties earned in the current period in addition to $46.0 million of variable consideration in the contracts where uncertainties were resolved and the development milestones are expected to be achieved or were achieved. We also recognized revenue of $3.2 million during the nine months ended September 30, 2023 that had been included in deferred revenues in our condensed consolidated balance sheets as of December 31, 2022.
Accounts receivable, other contract assets and deferred revenues (contract liabilities) from contracts with customers, including partners, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accounts receivable, net	$213,987	$186,970
Other contract assets	3,338	44,102
Deferred revenues	2,920	5,499
As of September 30, 2023, the amounts included in the transaction price of our contracts with customers, including collaboration partners, and allocated to goods and services not yet provided were $86.1 million, of which $83.2 million relates to unfulfilled product purchase orders and $2.9 million has been collected and is reported as deferred revenues in our condensed consolidated balance sheets. The unfulfilled product purchase orders are estimated to be delivered by the end of 2024. Of the total deferred revenues of $2.9 million, $0.7 million is expected to be used by our customers within the next 12 months.
We recognized contract assets of $3.3 million as of September 30, 2023, which related to development milestones deemed probable of receipt for intellectual property licenses granted to partners in prior periods and for goods or services when control has transferred to the customer, and corresponding revenue is recognized on an over time basis but is not yet billable to the customer in accordance with the terms of the contract.

6. Certain Balance Sheet Items
Accounts receivable, net and contract assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accounts receivable from product sales to partners	$50,172	$62,979
Accounts receivable from revenues under collaborative agreements	17,357	18,776
Accounts receivable from royalty payments	113,632	100,900
Accounts receivable from other product sales	38,758	6,229
Contract assets	3,338	44,102
Total accounts receivable and contract assets	223,257	232,986
Allowance for distribution fees and discounts	(5,932)	(1,914)
Total accounts receivable, net and contract assets	$217,325	$231,072
Inventories, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$26,930	$13,792
Work-in-process	37,573	40,361
Finished goods	64,418	45,970
Total inventories, net	$128,921	$100,123
Prepaid expenses and other assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid manufacturing expenses	$47,527	$51,694
Other prepaid expenses	7,258	4,647
Other assets	12,808	14,984
Total prepaid expenses and other assets	67,593	71,325
Less: Long-term portion	(18,115)	(26,301)
Total prepaid expenses and other assets, current	$49,478	$45,024
Prepaid manufacturing expenses include raw materials, slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory as materials are used or the contract manufacturing organization services are complete.
Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Research equipment	$8,353	$7,380
Manufacturing equipment	31,231	27,893
Computer and office equipment	9,117	7,855
Leasehold improvements	6,856	6,729
Subtotal	55,557	49,857
Accumulated depreciation and amortization	(18,091)	(14,756)
Subtotal	37,466	35,101
Right of use of assets	37,203	40,469
Property and equipment, net	$74,669	$75,570
Depreciation and amortization expense was approximately $2.7 million and $2.0 million, inclusive of ROU asset amortization of $1.4 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively.
Depreciation and amortization expense was approximately $8.2 million and $3.9 million inclusive of ROU asset amortization of $4.2 million and $1.7 million for the nine months ended September 30, 2023 and 2022, respectively.

Accrued expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation and payroll taxes	$13,995	$19,939
Accrued outsourced manufacturing expenses	13,870	12,190
Income taxes payable	18,029	—
Product returns and sales allowance	36,458	30,261
Other accrued expenses	8,912	29,771
Lease liability	32,358	34,788
Total accrued expenses	123,622	126,949
Less long-term portion	(28,422)	(30,433)
Total accrued expenses, current	$95,200	$96,516
Expense associated with the accretion of the lease liabilities was approximately $0.6 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively and $1.9 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively. Total lease expense for the three months ended September 30, 2023 and 2022 was $2.0 million and $0.9 million, respectively and $6.1 million and $2.0 million for the nine months ended September 30, 2023 and 2022, respectively.
Cash paid for amounts related to leases for the three months ended September 30, 2023 and 2022 was $1.6 million and $1.1 million, respectively and $5.0 million and $2.7 million for the nine months ended September 30, 2023 and 2022, respectively.

7. Goodwill and Intangible Assets
Goodwill
A summary of the activity impacting goodwill is presented below (in thousands):

Balance as of December 31, 2022	$409,049
Measurement period adjustment (1)	7,772
Balance as of September 30, 2023	$416,821
(1) Refer to Note 3, Business Combination, for further discussion on the measurement period adjustment.
Intangible Assets
Our acquired intangible assets are amortized using the straight-line method over their estimated useful lives of seven to ten years. The following table shows the cost, accumulated amortization and weighted average useful life in years for our acquired intangible assets as of September 30, 2023 (in thousands).

	Weighted average useful life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Auto injector technology platform	7	$402,000	$77,806	$324,194
XYOSTED proprietary product	10	136,200	18,453	117,747
Total finite-lived intangibles, net (1)		$538,200	$96,259	$441,941
ATRS-1902 (IPR&D)	Indefinite			48,700
Total intangibles, net				$490,641
(1) An impairment charge of $2.5 million was recognized in the three months ended September 30, 2023 resulting in the full impairment of the TLANDO product rights intangible asset. The impairment charge resulted from the notice of termination of the TLANDO license agreement provided to Lipocine in September 2023, effective January 31, 2024, and is included in amortization of intangibles in our condensed consolidated statements of income.
Estimated future annual amortization of finite-lived intangible assets is shown in the following table (in thousands). Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

Year	Amortization Expense
Remainder of 2023	$17,762
2024	71,049
2025	71,049
2026	71,049
2027	71,049
Thereafter	139,983
Total	$441,941

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
Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2028 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2023, the 2028 Convertible Notes were not convertible.
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
As of September 30, 2023, we were in compliance with all covenants and there was no material adverse change in our business, operations or financial condition.
Capped Call Transactions
In connection with the offering of the 2028 Convertible Notes, we entered into capped call transactions with certain counterparties (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2028 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2028 Convertible Notes. The cap price of the Capped Call Transactions is initially $75.4075 per share of common stock, representing a premium of 75% above the last reported sale price of $43.09 per share of common stock on August 15, 2022, and is subject to certain adjustments under the terms of the Capped Call Transactions. As of September 30, 2023, no capped calls had been exercised.
Pursuant to their terms, the capped calls qualify for classification within stockholders’ equity in our condensed consolidated balance sheets, and their fair value is not remeasured and adjusted as long as they continue to qualify for stockholders’ equity classification. We paid approximately $69.1 million for the Capped Calls, including applicable transaction costs, which was recorded as a reduction to additional paid-in capital in our condensed consolidated balance sheets. The Capped Call Transactions are separate transactions entered into by us with the capped call Counterparties, are not part of the terms of the Convertible Notes, and do not affect any holder’s rights under the Convertible Notes. Holders of the Convertible Notes do not have any rights with respect to the Capped Call Transactions.
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
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. As of September 30, 2023, the 2027 Convertible Notes were not convertible.
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
As of September 30, 2023, we were in compliance with all covenants and there was no material adverse change in our business, operations or financial condition.
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
In March 2021, we completed a privately negotiated induced conversion of $369.1 million principal amount of the 2024 Convertible Notes (“2021 Note Repurchases” or the “2021 Induced Conversion”). In connection with the 2021 Induced Conversion, we paid approximately $370.2 million in cash, which includes principal and accrued interest, and issued approximately 9.08 million shares of our common stock representing the intrinsic value based on the contractual conversion rate and incremental shares as an inducement for conversion. As a result of the 2021 Induced Conversion, we recorded $21.0 million in induced conversion expense which was included in other income (expense) of our condensed consolidated statements of income in 2021. The induced conversion expense represented the fair value of the common stock issued upon conversion in excess of the common stock issuable under the original terms of the 2024 Convertible Notes.
In August 2022, we completed a privately negotiated induced conversion of $77.4 million principal amount of the 2024 Convertible Notes (“2022 Note Repurchases” or the “2022 Induced Conversion”). In connection with the 2022 Induced Conversion, we paid approximately $77.6 million in cash, which includes principal and accrued interest, and issued approximately 1.51 million shares of our common stock representing the intrinsic value based on the contractual conversion rate and incremental shares as an inducement for conversion. As a result of the 2022 Induced Conversion, we recorded $2.7 million in induced conversion expense which was included in other income (expense) of our condensed consolidated statements of income in 2022. The induced conversion expense represented the fair value of the common stock issued upon conversion in excess of the common stock issuable under the original terms of the 2024 Convertible Notes.
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

Net Carrying Amounts of our Convertible Notes
The carrying amount and fair value of our Convertible Notes were as follows (in thousands).

	September 30, 2023	December 31, 2022
Principal amount
2024 Convertible Notes	$—	$13,483
2027 Convertible Notes	805,000	805,000
2028 Convertible Notes	720,000	720,000
Total principal amount	$1,525,000	$1,538,483

Unamortized debt discount
2024 Convertible Notes	$—	$(149)
2027 Convertible Notes	(11,805)	(14,359)
2028 Convertible Notes	(15,574)	(17,875)
Total unamortized debt discount	$(27,379)	$(32,383)

Carrying amount
2024 Convertible Notes	$—	$13,334
2027 Convertible Notes	793,195	790,641
2028 Convertible Notes	704,426	702,125
Total carrying amount	$1,497,621	$1,506,100

Fair value based on trading levels (Level 2):
2024 Convertible Notes	$—	$32,176
2027 Convertible Notes	681,835	784,770
2028 Convertible Notes	674,892	849,823
Total fair value of outstanding notes	$1,356,727	$1,666,769

Remaining amortization per period of debt discount (in years):
2024 Convertible Notes	—	1.9
2027 Convertible Notes	3.4	4.2
2028 Convertible Notes	4.9	5.6

The following table summarizes the components of interest expense and the effective interest rates for each of our Convertible Notes (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Coupon interest
2024 Convertible Notes	$—	$161	$36	$729
2027 Convertible Notes	503	503	1,509	1,509
2028 Convertible Notes	1,800	860	5,400	860
Total coupon interest	$2,303	$1,524	$6,945	$3,098

Amortization of debt discount
2024 Convertible Notes	$—	$84	$24	$338
2027 Convertible Notes	853	847	2,555	2,537
2028 Convertible Notes	770	363	2,301	363
Total amortization of debt discount	$1,623	$1,294	$4,880	$3,238

Interest expense
2024 Convertible Notes	$—	$245	$60	$1,067
2027 Convertible Notes	1,356	1,350	4,064	4,046
2028 Convertible Notes	2,570	1,223	7,701	1,223
Total interest expense	$3,926	$2,818	$11,825	$6,336

Effective interest rates
2024 Convertible Notes	—	1.8%	—	1.8%
2027 Convertible Notes	0.7%	0.7%	0.7%	0.7%
2028 Convertible Notes	1.5%	1.5%	1.5%	1.5%
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
As of September 30, 2023, the Revolving Credit Facility was undrawn. We incurred a total of $3.6 million in third-party costs related to the 2022 Credit Agreement which are recorded as debt issuance cost within prepaid expenses and other assets in our condensed consolidated balance sheets. As of September 30, 2023, the unamortized debt issuance cost related to the revolving credit facility was $2.5 million.

9. Share-based Compensation
The following table summarized share-based compensation expense included in our condensed consolidated statements of income related to share-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$3,159	$2,695	$9,931	$7,168
Selling, general and administrative	6,208	4,102	17,025	10,006
Total share-based compensation expense	$9,367	$6,797	$26,956	$17,174
Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$4,290	$2,801	$11,935	$7,924
RSUs, PSUs and ESPP	5,077	3,996	15,021	9,250
Total share-based compensation expense	$9,367	$6,797	$26,956	$17,174
We granted stock options to purchase approximately 0.2 million and 0.1 million shares of common stock during the three months ended September 30, 2023 and 2022, respectively and 1.8 million and 1.6 million shares of common stock during the nine months ended September 30, 2023 and 2022, respectively. The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes model”). Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments. The assumptions used in the Black-Scholes model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected volatility	40.70 - 40.82%	40.37 - 50.80%	39.68-40.82%	40.37-50.80%
Average expected term (in years)	4.9	4.7	4.8	4.7
Risk-free interest rate	4.19 - 4.29%	2.66 - 3.39%	3.37-4.29%	1.37-3.39%
Expected dividend yield	—	—	—	—
In February 2021, our Board of Directors approved our 2021 ESPP and our stockholders approved the plan in May 2021. The ESPP enables eligible employees to purchase shares of our common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Share purchases are funded through payroll deduction of at least 1% and up to 15% of an employee’s compensation for each payroll period, and no employee may purchase shares under the ESPP that exceeds $25,000 worth of our common stock for a calendar year. As of September 30, 2023, 2,630,346 shares were available for future purchase. The offering period is generally for a six-month period and the first offering period commenced on June 16, 2021. Offering periods shall commence on or about the sixteenth day of June and December of each year and end on or about the fifteenth day of the next December and June, respectively, occurring thereafter. During the nine months ended September 30, 2023, 19,757 shares were issued pursuant to the ESPP.

Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized was as follows (in thousands, unless otherwise noted):

	September 30, 2023
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$41,893	2.75
RSUs	36,721	2.51
PSUs	7,153	1.68
ESPP	110	0.21

10. Stockholders’ Equity
During the nine months ended September 30, 2023 and 2022, we issued an aggregate of 455,702 and 483,385 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $18.10 and $18.45 per share, respectively, for net proceeds of approximately $8.2 million and $8.9 million, respectively. For the nine months ended September 30, 2023 and 2022, we issued 328,115 and 252,063 shares of common stock, respectively, upon vesting of certain RSUs and PSUs for which 70,733 and 68,425 RSUs were withheld from the RSU holders, respectively, to pay for minimum withholding taxes totaling approximately $7.2 million and $4.3 million, respectively. Stock options and unvested restricted units totaling approximately 7.7 million and 6.6 million shares of our common stock were outstanding as of September 30, 2023 and December 31, 2022, respectively.
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
As of September 30, 2023, we have repurchased a total of 12.6 million shares for $500.0 million at an average price per share of $39.81 under our $750 million 3-year share repurchase plan. As of September 30, 2023, $250.0 million of outstanding stock is available to be purchased under the program.
We had the following activity under the approved share repurchase programs (dollars in thousands, except share and per share data):

	2023
	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Cost(1)
First quarter	4,165,258	$36.01	$150,083
Second quarter	—	—	—
Third quarter	—	—	—
	4,165,258	$36.01	$150,083
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
A reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net income	$81,837	$61,634	$196,206	$144,427
Denominator
Weighted average common shares outstanding for basic earnings per share	131,965	136,527	132,896	137,370
Dilutive potential common stock outstanding
Stock options	1,830	2,237	1,882	2,211
RSUs, PSUs and ESPP	288	363	378	362
Convertible Notes	—	260	77	1,076
Weighted average common shares outstanding for diluted earnings per share	134,083	139,387	135,233	141,019
Earnings per share
Basic	$0.62	$0.45	$1.48	$1.05
Diluted	$0.61	$0.44	$1.45	$1.02
Shares which have been excluded from the calculation of diluted earnings per common share because their effect was anti-dilutive include the following (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Anti-dilutive securities (1)	27.4	25.6	27.6	19.0
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this report, unless the context suggests otherwise, references to “Halozyme,” “the Company,” “we,” “our,” “ours,” and “us” refer to Halozyme Therapeutics, Inc., its wholly owned subsidiaries, Halozyme, Inc., Antares Pharma Inc., and Antares Pharma Inc.s’ wholly owned subsidiaries, Antares Pharma IPL AG and Antares Pharma AG. References to “Notes” refer to the notes to the condensed consolidated financial statements included herein (refer to Item 1 of Part I).
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

We currently have ENHANZE collaborations and licensing agreements with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Takeda Pharmaceuticals International AG and Baxalta US Inc. (“Takeda”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol Myers Squibb Company (“BMS”), Alexion Pharma International Operations Unlimited Company (an indirect wholly owned subsidiary of AstraZeneca PLC) (“Alexion”), argenx BVBA (“argenx”), Horizon Therapeutics plc. (a wholly owned subsidiary of Amgen Inc.) (“Horizon”), ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”), Chugai Pharmaceutical Co., Ltd (“Chugai”) and Acumen Pharmaceuticals, Inc. (“Acumen”). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales-based milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently earn royalties from four of these collaborations, including royalties from sales of one product from the Takeda collaboration, four products from the Roche collaboration, one product from the Janssen collaboration and one product from the argenx collaboration.
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
Our third quarter of 2023 and recent key events are as follows:
Partners
•In November, we and Acumen entered into a global collaboration and non-exclusive license agreement that provides Acumen access to ENHANZE technology for a single target. Acumen intends to explore the potential use of ENHANZE for ACU193, Acumen’s clinical stage monoclonal antibody candidate to target Amyloid-β Oligomers for treatment of early Alzheimer’s disease.
•In October 2023, BMS reported positive topline results from the Phase 3 CheckMate-67T trial evaluating a SC formulation of Opdivo (nivolumab) with ENHANZE in patients with advanced or metastatic clear cell renal cell carcinoma (“ccRCC”) who have received prior systemic therapy. The study met its co-primary pharmacokinetics (“PK”) endpoints and a key secondary endpoint.
•In September 2023, Chugai, a member of the Roche Group, announced that it had obtained regulatory approval for Phesgo® from the Ministry of Health, Labour and Welfare (MHLW) in Japan. We are entitled to receive royalties for Phesgo® sales in Japan under our agreement with Roche.
•In September 2023, argenx announced the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) has recommended European Commission (“EC”) approval of the SC injectable formulation of efgartigimod as an add on to standard therapy for the treatment of adult patients with generalized myasthenia gravis (“gMG”) who are anti-acetylcholine receptor (“AChR”) antibody positive. The EC is expected to make a decision on the argenx marketing authorization application within approximately 67 days following the CHMP recommendation.
•In September 2023, Zai Lab limited (argenx commercial partner for China) announced the Center for Drug Evaluation (“CDE”) of the National Medical Products Administration (“NMPA”) granted Breakthrough Therapy Designation for efgartigimod alfa injection (SC injection) (efgartigimod SC) for the treatment of patients with chronic inflammatory demyelinating polyneuropathy (“CIDP”). The Breakthrough Therapy Designation for efgartigimod SC was supported by data from both global and Chinese patients enrolled in the ADHERE study.
•In September 2023, Roche informed us that there will be a delay in the projected launch timing for Tecentriq® SC in the U.S. as a result of Roche’s need to update chemistry, manufacturing, and controls (“CMC”) processes for Tecentriq® SC. Roche expects these updates to be completed in 2023 to support a potential launch of Tecentriq® SC in the U.S. in 2024. There is no expected impact on ex-U.S. filings for Tecentriq® SC.
•In August 2023, Roche announced the approval of Tecentriq® SC with ENHANZE by the Medicines and Healthcare products Regulatory Agency (“MHRA”) in Great Britain, triggering an $8.0 million milestone payment to us and the right to receive royalties on net product sales. Roche also expects an opinion from CHMP in the fourth quarter 2023. Tecentriq® SC enables SC delivery in approximately seven minutes, compared with 30-60 minutes for IV infusion.
•In August 2023, ViiV initiated a Phase 2b study to evaluate the efficacy, safety, PK and tolerability of VH3810109 (N6LS) administered subcutaneously with ENHANZE in combination with cabotegravir.
•In August 2023, ViiV achieved a development milestone which triggered a $5 million milestone payment to us.

•In July 2023, argenx reported positive data from the ADHERE study evaluating VYVGART® Hytrulo with ENHANZE in adults with CIDP. The study met its primary endpoint resulting in a 61% reduction in risk of relapse compared to placebo.
•In July 2023, Roche announced that the Phase III OCARINA II trial evaluating OCREVUS® (ocrelizumab) with ENHANZE as a twice a year 10-minute SC injection met its primary and secondary endpoints in patients with relapsing forms of multiple sclerosis (“MS”) or primary progressive MS (“RMS” or “PPMS”).

Corporate
•In August 2023, we announced positive results of a clinical study with our high-volume auto-injector demonstrating SC administration of 10 mL of a representative biologic product co-formulated with our ENHANZE® drug delivery technology in approximately 30 seconds. The results were presented at the 13th annual Partnership Opportunities in Drug Delivery (“PODD”) conference in October 2023.

Product and Product Candidates
The following table summarizes our marketed proprietary products and product candidates under development and our marketed partnered products and product candidates under development with our partners:

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	INDICATION	STATUS (PHASE 1 / PHASE 2 / PHASE 3 / FILED / APPROVED)
PROPRIETARY APPROVED PRODUCT			
HYLENEX® recombinant (hyaluronidase human injection)	Various	Adjuvant for subcutaneous fluid delivery for dispersion & absorption of other injected drugs	Approved in the U.S.
XYOSTED®(testosterone enanthate) injection (CIII)	Urology	Testosterone Replacement Therapy (TRT)	Approved in the U.S.
TLANDO® (testosterone undecanoate) (CIII)	Urology	Testosterone Replacement Therapy (TRT)	Approved in the U.S.
ENHANZE® PARTNER APPROVED PRODUCTS			
Roche			
Herceptin® SC (trastuzumab) (Outside the U.S.) Herceptin Hylecta™ (trastuzumab and hyaluronidase-oysk) (U.S.)	Oncology	Breast Cancer	Approved in the U.S., EU, China and other countries outside the U.S. (OUS)
Phesgo®(pertuzumab/trastuzumab/hyaluronidase-zzfx) (U.S.) and (pertuzumab/trastuzumab)(EU)	Oncology	Breast Cancer	Approved in the U.S., EU, OUS and Japan Submitted in China
MabThera® SC (rituximab) (Outside the U.S) RITUXAN HYCELA™ (rituximab/hyaluronidase human) (U.S.)	Oncology	Multiple Blood Cancers	Approved for NHL in EU and OUS; Approved for CLL in EU and OUS Approved for DLBCL, CLL and FL in the U.S. Submitted in China
Tecentriq®SC (atezolizumab)	Oncology	Certain Types of Lung, Bladder, Breast, and Liver Cancer	Approved in Great Britain
Takeda			
HYQVIA® [Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase]	Immunology	Primary Immunodeficiency, Secondary Immunodeficiencies in EU	Approved for adults and children in U.S., EU and OUS
Janssen			
DARZALEX FASPRO® (daratumumab hyaluronidase human-fihj) (U.S./China) DARZQURO® (daratumumab)(Japan) DARZALEX SC® (daratumumab) (OUS)	Oncology Hematology	Multiple Myeloma AL Amyloidosis	Approved for MM in the U.S. EU, Japan and OUS Approved for AL Amyloidosis in U.S. EU, Japan and China
argenx			
VYVGART® Hytrulo (efgartigimod alfa and hyaluronidase-qvfc)	Autoimmunity	Generalized Myasthenia Gravis (gMG)	Approved in U.S.
DEVICE PARTNER APPROVED PRODUCTS			
Teva			
Epinephrine Injection USP(generic equivalent to EpiPen® and EpiPen® Jr.)	Allergy and Immunology	Anaphylaxis	Approved in the U.S.
Sumatriptan Injection USP(generic version of Imitrex® STATdose Pen®)	Neurology	Migraines	Approved in the U.S.
Teriparatide Injection(generic version of Forsteo®)	Endocrinology	Osteoporosis	Approved in EU
Otter			
OTREXUP® (methotrexate) injection	Rheumatology	Rheumatoid Arthritis; pJIA, Psoriasis	Approved in the U.S.

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
TLANDO (testosterone undecanoate) Oral Formulation
We market and sell TLANDO under the terms of our license agreement with Lipocine, Inc. (“Lipocine”). TLANDO is a twice daily oral formulation of testosterone indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone (primary or hypogonadotropic hypogonadism). We have provided Lipocine notice of termination of the TLANDO license agreement effective January 31, 2024. Upon termination of the license agreement, all rights and licenses in TLANDO granted to us will terminate.
ATRS - 1902
We have an ongoing program to develop a proprietary drug device combination product for the endocrinology market, for patients who require additional supplemental hydrocortisone, identified as ATRS-1902. The development program uses a novel proprietary auto-injector platform to deliver a liquid stable formulation of hydrocortisone.
In June 2021, we submitted an IND application with the FDA for the initiation of a Phase 1 clinical study of ATRS-1902 for adrenal crisis rescue. The IND application included the protocol for an initial clinical study to compare the PK profile of our novel formulation of hydrocortisone versus Solu-Cortef®, which is an anti-inflammatory glucocorticoid and is the current standard of care for the management of acute adrenal crises.
In July 2021, the FDA accepted our IND for ATRS-1902 enabling us to initiate our Phase 1 clinical study. The Phase 1 clinical study, designed to evaluate the safety, tolerability and PK of a liquid stable formulation of hydrocortisone, was initiated in September 2021. The study was a cross-over design to establish the PK profile of ATRS-1902 (100 mg) compared to Solu-Cortef (100 mg), the reference-listed drug, in 32 healthy adults.
In January 2022, we announced the positive results from the Phase 1 clinical study and were granted Fast Track designation by the FDA. The positive results supported the advancement of our ATRS-1902 development program to a pivotal study for the treatment of acute adrenal insufficiency, using our Vai novel proprietary rescue pen platform to deliver a liquid stable formulation of hydrocortisone.
Partnered Products
ENHANZE Collaborations
Roche Collaboration
In December 2006, we and Roche entered into a collaboration and license agreement under which Roche obtained a worldwide license to develop and commercialize product combinations of rHuPH20 and up to twelve Roche target compounds (the “Roche Collaboration”). Under this agreement, Roche elected a total of eight targets, two of which are exclusive.
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

In June 2020, the FDA approved the fixed-dose combination of Perjeta® (pertuzumab) and Herceptin for SC injection (Phesgo™) utilizing ENHANZE technology for the treatment of patients with HER2-positive breast cancer. In December 2020, the European Commission (“EC”) also approved Phesgo. In July 2022, Roche submitted the Initial Marketing Application (“IMA”) for the fixed-dose combination of Perjeta (pertuzumab) and Herceptin for SC injection (Phesgo) to the CDE in China. In September 2022, Chugai Pharmaceutical Co., Ltd. (a Member of the Roche Group) announced the submission of a NDA in Japan for the fixed-dose SC combination of pertuzumab and trastuzumab (same monoclonal antibodies as in Perjeta and Herceptin) with ENHANZE. This application is based on data from two clinical studies including the results from the global Phase 3 FeDeriCa study in patients with HER2-positive breast cancer. In September 2023, Chugai Pharmaceuticals announced that it had obtained regulatory approval for Phesgo from the MHLW in Japan. We will receive royalties for Phesgo sales in Japan as part of its licensing agreement with Roche.
In June 2014, Roche launched MabThera® SC in Europe for the treatment of patients with common forms of non-Hodgkin lymphoma (“NHL”) followed by launches in additional countries. This formulation utilizes our ENHANZE technology and is administered in approximately five minutes compared to the approximately 1.5 to 4 hour IV infusion. In May 2016, Roche announced that the European Medicines Agency (“EMA”) approved Mabthera SC to treat patients with chronic lymphocytic leukemia (“CLL”). In June 2017, the FDA approved Genentech’s RITUXAN HYCELA®, a combination of rituximab using ENHANZE technology (approved and marketed under the MabThera SC brand in countries outside the U.S. and Canada), for CLL and two types of NHL, follicular lymphoma and diffuse large B-cell lymphoma. In March 2018, Health Canada approved a combination of rituximab and ENHANZE (approved and marketed under the brand name RITUXAN® SC) for patients with CLL. In November 2022, Roche submitted the IMA for Mabthera SC to CDE in China.
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
In December 2018, Roche initiated a Phase 1b/2 study in patients with non-small cell lung cancer (“NSCLC”) for TECENTRIQ® (atezolizumab) using ENHANZE technology, followed by initiation of a Phase 3 study in December 2020. In August 2022, Roche announced that the Phase 3 study met its co-primary endpoints showing non-inferior levels of Tecentriq in the blood (pharmacokinetics), when injected subcutaneously, compared with IV infusion, in cancer immunotherapy-naïve patients with advanced or metastatic NSCLC for whom prior platinum therapy has failed. The safety profile of the SC formulation was consistent with that of IV Tecentriq. In November 2022, Roche submitted BLA to the FDA and a Marketing Authorization Application (“MAA”) to the EMA for the SC formulation of Tecentriq with ENHANZE across all approved indications of IV Tecentriq. In January 2023, the FDA accepted the BLA with the official PDUFA goal date of September 15, 2023. In August 2023, Roche announced the approval of Tecentriq® SC with ENHANZE by the MHRA in Great Britain. Roche also expects an opinion from CHMP in the fourth quarter 2023. Tecentriq® SC enables subcutaneous delivery in approximately seven minutes, compared with 30-60 minutes for IV infusion. In September 2023, Roche informed us that there will be a delay in the projected launch timing for Tecentriq® SC in the U.S. as a result of Roche’s need to update CMC processes for Tecentriq® SC. Roche expects these updates to be completed in 2023 and are expected to support a potential launch of Tecentriq® SC in the U.S. in 2024. There is no expected impact on ex-U.S. filings for Tecentriq® SC.
In August 2019, Roche initiated a Phase 1 study evaluating OCREVUS® (ocrelizumab) with ENHANZE technology in subjects with multiple sclerosis, followed by initiation of a Phase 3 study in April 2022. In July 2023, Roche announced that the Phase III OCARINA II trial evaluating OCREVUS® (ocrelizumab) with ENHANZE as a twice a year 10-minute SC injection met its primary and secondary endpoints in patients with relapsing forms of MS or RMS or PPMS.
In October 2019, Roche nominated a new undisclosed exclusive target to be studied using ENHANZE technology. In November 2021, Roche initiated a Phase 1 study with the undisclosed target and ENHANZE.
Takeda Collaboration
In September 2007, we and Takeda entered into a collaboration and license agreement under which Takeda obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with GAMMAGARD LIQUID (HYQVIA®) (the “Takeda Collaboration”). HYQVIA is indicated for the treatment of primary immunodeficiency disorders associated with defects in the immune system.
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
In July 2022, Takeda announced positive topline results from pivotal Phase 3 trial evaluating HYQVIA, for maintenance treatment of chronic inflammatory demyelinating polyneuropathy (“CIDP”). In June 2023, Takeda announced positive full results from a pivotal Phase 3 trial evaluating HYQVIA for maintenance treatment of CIDP and confirmed regulatory applications were under review in the U.S. and EU for HYQVIA use as a maintenance therapy in adults with stable CIDP.
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
BMS Collaboration
In September 2017, we and BMS entered into a collaboration and license agreement, which became effective in November 2017, under which BMS had the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with BMS products directed at up to eleven targets. Targets may be selected on an exclusive basis or non-exclusive basis. BMS has designated multiple immuno-oncology targets including programmed death 1 (“PD-1”) and has an option to select 3 additional targets by November 2024. In October 2019, BMS initiated a Phase 1 study of relatlimab, an anti-LAG-3 antibody, in combination with nivolumab using ENHANZE technology. In May 2021, BMS initiated a Phase 3 of nivolumab using ENHANZE technology for patients with advanced or metastatic clear cell renal cell carcinoma (CheckMate-67T), leveraging data and insights from Phase 1/2 CA209-8KX study in patients with solid tumors. In October 2023, BMS reported positive topline data from the Phase 3 CheckMate-67T trial evaluating a SC formulation of Opdivo (nivolumab) with ENHANZE in patients with ccRCC who have received prior systemic therapy. The study met its co-primary PK endpoints and a key secondary endpoint.
In June 2022, BMS nominated a new undisclosed target. In March 2023, BMS initiated a Phase 3 trial to demonstrate the drug exposure levels of nivolumab and relatlimab fixed-dose combination with ENHANZE is not inferior than IV administration in participants with previously untreated metastatic or unresectable melanoma (RELATIVITY-127).
Alexion Collaboration
In December 2017, we and Alexion entered into a collaboration and license agreement, under which Alexion has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Alexion’s portfolio of products directed at up to four exclusive targets.
argenx Collaboration
In February 2019, we and argenx entered into an agreement for the right to develop and commercialize one exclusive target, the human neonatal Fc receptor FcRn, which includes argenx’s lead asset efgartigimod (ARGX-113), and an option to select two additional targets using ENHANZE technology. In May 2019, argenx nominated a second target to be studied using ENHANZE technology, a human complement factor C2 associated with the product candidate ARGX-117, which is being developed to treat severe autoimmune diseases in Multifocal Motor Neuropathy (“MMN”). In October 2020, we and argenx entered into an agreement to expand the collaboration relationship, adding three targets for a total of up to six targets under the collaboration.
In July 2019, argenx dosed the first subject in a phase 1 clinical trial evaluating the safety, PKs and pharmacodynamics of ARGX-113, using ENHANZE technology. In December 2020, argenx initiated a Phase 3 study of ARGX-113 using ENHANZE technology for patients with immune thrombocytopenia (“ITP”), an immune disorder in which the blood does not clot normally. In January 2021, argenx initiated a Phase 3 study of ARGX-113 using ENHANZE technology in pemphigus vulgaris and foliaceus (“PV”), a rare autoimmune disease that causes painful blisters on the skin and mucous membranes. In February 2021, argenx initiated a Phase 3 study of ARGX-113 using ENHANZE technology for patients with chronic inflammatory demyelinating polyneuropathy (“CIDP”) and a Phase 3 study of ARGX-113 using ENHANZE technology in myasthenia gravis (“MG”), an autoimmune disorder of the musculoskeletal system caused by IgG autoantibodies. In December 2021, argenx announced the FDA approval of efgartigimod (VYVGARTTM) for the treatment of generalized myasthenia gravis (“gMG”) for the IV dosing regimen. In March 2022, argenx announced that data from argenx’s phase 3 ADAPT-SC study evaluating SC efgartigimod (1000mg efgartigimod-PH20) for the treatment of gMG achieved the primary endpoint of total IgG reduction from baseline at day 29, demonstrating statistical non-inferiority to VYVGART (efgartigimod alfa-fcab) IV formulation in gMG patients. In September 2023, argenx announced that the CHMP of the EMA has recommended EC approval of the SC injectable formulation of efgartigimod as an add on to standard therapy for the treatment of adult patients with gMG who are AChR antibody positive The EC is expected to make a decision on the argenx marketing authorization application within approximately 67 days following the CHMP recommendation. In June 2022, argenx initiated a study, BALLAD, evaluating Efgartigimod with ENHANZE in bullous pemphigoid. In September 2022, argenx announced the submission of BLA to the FDA for SC efgartigimod for the treatment of adults with gMG, and in June 2023, argenx received FDA approval under the brand name VYVGART® Hytrulo for the injection with ENHANZE for SC use for the treatment of gMG in adult patients who are are AChR antibody positive and in July 2023 VYVGART® Hytrulo was made available to patients. Argenx has also submitted a marketing authorization application to the European Medicines Agency for SC efgartigimod for the treatment of adults with gMG with an anticipated regulatory approval decision in the fourth quarter of 2023. In July 2023, argenx reported positive data from ADHERE study evaluating VYVGART® Hytrulo with ENHANZE in adults with CIDP. argenx is currently conducting a Phase 2 study of ARGX-113 (ALKIVIA) using ENHANZE technology for patients with active idiopathic inflammatory myopathy (Myositis). argenx intends to initiate a registrational trial of ARGX-113 using ENHANZE technology for patients with thyroid eye disease in 2024. In September 2023, Zai Lab limited (argenx commercial partner for China) announced the CDE of the NMPA granted Breakthrough Therapy Designation for efgartigimod alfa injection (SC injection) (efgartigimod SC) for the treatment of patients with CIDP. The Breakthrough Therapy Designation for efgartigimod SC was supported by data from both global and Chinese patients enrolled in the ADHERE study.
Horizon Collaboration
In November 2020, we and Horizon entered into a global collaboration and license agreement that gives Horizon exclusive access to ENHANZE technology for SC formulation of medicines targeting IGF-1R. Horizon intends to use ENHANZE to develop a SC formulation of TEPEZZA® (teprotumumab-trbw), indicated for the treatment of thyroid eye disease, a serious, progressive and vision-threatening rare autoimmune disease, potentially shortening drug administration time, reducing healthcare practitioner time and offering additional flexibility and convenience for patients. In March 2021, Horizon completed dosing in a Phase 1 study exploring the SC formulation of TEPEZZA®. The trial was a small, single-dose Phase 1 PK trial which included evaluation of ENHANZE technology for a SC formulation. In March 2022, Horizon announced the completion of a Phase 1 trial for the TEPEZZA® SC program.
ViiV Healthcare Collaboration
In June 2021, we and ViiV entered into a global collaboration and license agreement that gives ViiV exclusive access to our ENHANZE technology for four specific small and large molecule targets for the treatment and prevention of HIV. These targets are integrase inhibitors, reverse transcriptase inhibitors limited to nucleoside reverse transcriptase inhibitors (“NRTI”) and nucleoside reverse transcriptase translocation inhibitors (“NRTTIs”), capsid inhibitors and broadly neutralising monoclonal antibodies (“bNAbs”), that bind to the gp120 CD4 binding site. In December 2021, ViiV initiated enrollment of a Phase 1 study to evaluate cabotegravir administered subcutaneously with ENHANZE. In February 2022, ViiV initiated enrollment of a Phase 1 study to evaluate the safety and PKs of N6LS, a broadly neutralizing antibody, administered subcutaneously with ENHANZE technology. In June 2022, ViiV initiated enrollment of a Phase 1 single dose escalation study to evaluate PKs, safety and tolerability of long-acting cabotegravir administered subcutaneously with ENHANZE technology. In August 2023, ViiV initiated a Phase 2b study to evaluate the efficacy, safety, PKs and tolerability of VH3810109 (N6LS) administered subcutaneously with rHuPH20 in combination with cabotegravir.
Chugai Collaboration
In March 2022, we and Chugai entered into a global collaboration and license agreement that gives Chugai exclusive access to ENHANZE technology for an undisclosed target. Chugai intends to explore the potential use of ENHANZE for a Chugai drug candidate. In May 2022, Chugai initiated a Phase 1 study to evaluate the PKs, pharmacodynamics, and safety of targeted antibody administered subcutaneously with ENHANZE.
Acumen Collaboration
In November 2023, we and Acumen entered into a global collaboration and non-exclusive license agreement that provides Acumen access to ENHANZE technology for a single target. Acumen intends to explore the potential use of ENHANZE for ACU193, Acumen’s clinical stage monoclonal antibody candidate to target Amyloid-β Oligomers for the treatment of early Alzheimer’s disease.

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
Lipocine Agreement
In October 2021, we entered into an exclusive license agreement with Lipocine for the product TLANDO (testosterone undecanoate) in the U.S. We have provided Lipocine notice of termination of the TLANDO license agreement effective January 31, 2024. Upon termination of the license agreement, all rights and licenses in TLANDO granted to us will terminate.
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

Results of Operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Royalties – Royalties were as follows (in thousands):

	Three Months Ended
	September 30,
	2023	2022	Change
Royalties	$114,433	$99,551	$14,882
The increase was primarily driven by continued sales uptake of DARZALEX SC by Janssen and Phesgo by Roche in all geographies, partially offset by slightly lower sales of Herceptin SC and MabThera SC by Roche. We expect royalty revenue to continue to grow as a result of our 2020 and 2023 ENHANZE partner product launches, offsetting the ongoing impact from biosimilars related to our mature ENHANZE partner products.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Three Months Ended
	September 30,
	2023	2022	Change
Sales of proprietary products	$31,511	$24,180	$7,331
Sales of bulk rHuPH20	37,001	19,259	17,742
Sales of device partnered product	18,057	17,988	69
Total product sales, net	$86,569	$61,427	$25,142
The increase in product sales was primarily due to sales of bulk rHuPH20 driven by partner demand and continued growth in XYOSTED sales. We expect sales of our proprietary products will grow in future years as we continue to gain market share in the TRT market. We expect product sales of bulk rHuPH20 and device partnered products will fluctuate in future periods based on the needs of our partners.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended
	September 30,
	2023	2022	Change
Upfront license fees, license fees for the election of additional targets, event-based payments, license maintenance fees and amortization of deferred upfront and other license fees:
BMS	$—	$25,000	$(25,000)
Roche	8,000	19,000	(11,000)
ViiV	5,000	—	5,000
Subtotal	13,000	44,000	(31,000)
Device licensing and development revenue	2,031	3,998	(1,967)
Total revenues under collaborative agreements	$15,031	$47,998	$(32,967)
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
Operating expenses – Operating expenses were as follows (in thousands):

	Three Months Ended
	September 30,
	2023	2022	Change
Cost of sales	$54,823	$47,319	$7,504
Amortization of intangibles	20,341	27,193	(6,852)
Research and development	17,321	16,705	616
Selling, general and administrative	35,269	34,467	802

Cost of Sales – Cost of sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of our proprietary products, device partnered products and bulk rHuPH20. The increase in cost of sales was primarily due to an increase in sales in our proprietary products and bulk rHuPH20.
Amortization of intangibles – The decrease in amortization of intangibles expense was due to a remeasurement adjustment of our acquired intangible assets recorded in the fourth quarter of 2022, partially offset by an impairment charge of $2.5 million to fully impair the TLANDO product rights intangible asset as a result of the license agreement termination notice provided to Lipocine in September 2023.
Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, preclinical and regulatory activities related to our collaborations, and our development platforms. The increase in research and development expense was primarily due to an increase in compensation expense.
Selling, General and Administrative – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related costs for personnel in executive, selling and administrative functions as well as professional fees for legal and accounting, business development, commercial operations support for proprietary products and alliance management and marketing support for our collaborations. The increase in SG&A expense was primarily due to an increase in compensation expense.
Investment and other income (expense), net - Investment and other income (expense), net was as follows (in thousands):

	Three Months Ended
	September 30,
	2023	2022	Change
Investment and other income, net	$4,786	$641	$4,145
Investment and other income (expense), net consists primarily of interest income on our cash, cash-equivalent and marketable securities. The increase in investment and other income, net was primarily due to a significant increase in market interest rates as well as an increase in the average invested balance.
Interest Expense – Interest expense was as follows (in thousands):

	Three Months Ended
	September 30,
	2023	2022	Change
Interest expense	$4,505	$7,514	$(3,009)
The decrease in interest expense was primarily due to the repayment of our 2022 Term Facility and outstanding Revolving Credit Facility during the third quarter of 2022 and the decrease in interest expense related to our 2024 Convertible Notes which were converted in the first quarter of 2023, partially offset by an increase in interest expense related to our 2028 Convertible Notes.

Income Taxes – Income taxes were as follows (in thousands):

	Three Months Ended
	September 30,
	2023	2022	Change
Income tax expense	$19,923	$12,073	$7,850
The increase in income tax expense was primarily due to higher income before taxes recognized during the current quarter. Our annual effective tax rate is estimated to be approximately 20% for 2023, which differs from the U.S. federal statutory rate due to state income taxes, nondeductible executive compensation, and the reduced rate on foreign export sales.

Results of Operations
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Royalties – Royalties were as follows (in thousands):

	Nine Months Ended
	September 30,
	2023	2022	Change
Royalties	$325,813	$254,496	$71,317
The increase was primarily driven by continued sales uptake of DARZALEX SC by Janssen and Phesgo by Roche in all geographies and contributions from new device royalty revenue as a result of the Antares acquisition in May 2022, partially offset by slightly lower sales of Herceptin SC and MabThera SC by Roche. We expect royalty revenue to continue to grow as a result of our 2020 and 2023 ENHANZE partner product launches, offsetting the ongoing impact from biosimilars related to our mature ENHANZE partner products.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Nine Months Ended
	September 30,
	2023	2022	Change
Sales of proprietary products	$91,765	$44,559	$47,206
Sales of bulk rHuPH20	86,203	60,764	25,439
Sales of device partnered product	43,284	24,544	18,740
Total product sales, net	$221,252	$129,867	$91,385
The increase in product sales was primarily due to contributions from our proprietary and device partnered products as the result of the Antares acquisition in May 2022 and higher sales of bulk rHuPH20 driven by partner demand. We expect sales of our proprietary products will grow in future years as we continue to gain market share in the TRT market. We expect product sales of bulk rHuPH20 and device partnered products will fluctuate in future periods based on the needs of our partners.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Nine Months Ended
	September 30,
	2023	2022	Change
Upfront license fees, license fees for the election of additional targets, event-based payments, license maintenance fees and amortization of deferred upfront and other license fees:
argenx	$33,000	$—	$33,000
BMS	—	30,000	(30,000)
Chugai	—	25,000	(25,000)
Roche	8,000	19,000	(11,000)
Janssen	—	15,000	(15,000)
ViiV	5,000	—	5,000
Subtotal	46,000	89,000	(43,000)
Device licensing and development revenue	6,149	5,257	892
Total revenues under collaborative agreements	$52,149	$94,257	$(42,108)
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

Operating expenses - Operating expenses were as follows (in thousands):

	Nine Months Ended
	September 30,
	2023	2022	Change
Cost of sales	$140,063	$97,184	$42,879
Amortization of intangibles	56,011	38,596	17,415
Research and development	55,027	44,041	10,986
Selling, general and administrative	111,574	105,777	5,797
Cost of Sales – Cost of sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of our proprietary products, device partnered products and bulk rHuPH20. The increase in cost of sales was primarily due to an increase in sales of our proprietary and device partnered products as a result of the Antares acquisition, amortization of the inventory step-up associated with purchase accounting for the Antares acquisition and higher bulk rHuPH20 sales.
Amortization of intangibles – The amortization of intangibles expense was primarily due to the acquisition of Antares in May 2022, in which we acquired intangible assets that are amortized over their useful lives.
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
Investment and other income (expense), net - Investment and other income (expense), net was as follows (in thousands):

	Three Months Ended
	September 30,
	2023	2022	Change
Investment and other income, net	$10,957	$194	$10,763
Investment and other income (expense), net consists primarily of interest income on our cash, cash-equivalent and marketable securities. The increase in investment and other income, net was primarily due to a significant increase in market interest rates as well as an increase in the average invested balance.
Interest Expense – Interest expense was as follows (in thousands):

	Nine Months Ended
	September 30,
	2023	2022	Change
Interest expense	$13,542	$12,377	$1,165
The increase in interest expense was primarily due to an increase in interest expense related to our 2028 Convertible Notes, partially offset by the repayment of our 2022 Term Facility and outstanding Revolving Credit Facility during the third quarter of 2022 and a reduction in interest expense related to our 2024 Convertible Notes which were converted in the first quarter of 2023.
Income Taxes – Income taxes were as follows (in thousands):

	Nine Months Ended
	September 30,
	2023	2022	Change
Income tax expense	$50,948	$33,700	$17,248

The increase in income tax expense was primarily due to higher income before taxes during the nine months ended September 30, 2023. Our annual effective tax rate is estimated to be approximately 20% for 2023, which differs from the U.S. federal statutory rate due to state income taxes, nondeductible executive compensation, and the reduced rate on foreign export sales. Our effective tax rate of 20.6% for the nine months ended September 30, 2023 was primarily impacted by state income taxes, discrete excess tax benefits recognized on share-based compensation, net of limitations on executive compensation and a tax benefit on export sales.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $483.3 million. We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborative agreements and cash that we may raise through future transactions. We may raise cash through any one of the following financing vehicles: (i) new collaborative agreements; (ii) expansions or revisions to existing collaborative relationships; (iii) private financings; (iv) other equity or debt financings; (v) monetizing assets; and/or (vi) the public offering of securities.
We may, in the future, draw on our existing line of credit or offer and sell additional equity, debt securities and warrants to purchase any of such securities, either individually or in units to raise capital for additional working capital, capital expenditures, share repurchases, acquisitions or for other general corporate purposes.
Cash Flows

	Nine Months Ended September 30,

	2023	2022	Change
Net cash provided by operating activities	$286,217	$157,657	$128,560
Net cash used in investing activities	(88,618)	(485,259)	396,641
Net cash (used in) provided by financing activities	(158,067)	356,042	(514,109)
Net increase in cash, cash equivalents and restricted cash	$39,532	$28,440	$11,092
Operating Activities
The increase in cash provided by operations was primarily due to an increase in revenue and a decrease in working capital spend, partially offset by a decrease in collaboration revenue.
Investing Activities
The decrease in cash used in investing activities was primarily due to the acquisition of Antares in the prior year, partially offset by a decrease in cash from the sale of marketable securities and sale of assets and an increase in capital spend for the purchase of manufacturing equipment and new facility improvements.
Financing Activities
The increase in net cash used in financing activities was primarily due to $702.0 million in cash received in the prior year from the issuance of our 2028 Convertible Notes and a $1.6 million reduction in net proceeds from the issuance of common stock under equity incentive plans. The increase was partially offset by $69.1 million cash paid for our Capped Call Transaction in the prior year, $64.0 million reduction in cash paid on the conversion of our 2024 Convertible Notes, $50.0 million decrease in the repurchase of common stock and $6.5 million cash paid for debt issuance costs in the prior year.
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
Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2028 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2023, the 2027 Convertible Notes were not convertible.
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
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. As of September 30, 2023, the 2027 Convertible Notes were not convertible.

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
In March 2021, we completed a privately negotiated and induced conversion of $369.1 million principal amount of the 2024 Convertibles (“2021 Note Repurchases” or the “2021 Induced Conversion”). In connection with the 2021 Induced Conversion, we paid approximately $370.2 million in cash, which includes principal and accrued interest, and issued approximately 9.08 million shares of our common stock representing the intrinsic value based on the contractual conversion rate and incremental shares as an inducement for conversion. As a result of the 2021 Induced Conversion, we recorded $21.0 million in induced conversion expense which was included in other income (expense) of our condensed consolidated statements of income in 2021. The induced conversion expense represented the fair value of the common stock issued upon conversion in excess of the common stock issuable under the original terms of the 2024 Convertible Notes.
In August 2022, we completed a privately negotiated induced conversion of $77.4 million principal amount of the 2024 Convertible Notes (“2022 Note Repurchases” or the “2022 Induced Conversion”). In connection with the 2022 Induced Conversion, we paid approximately $77.6 million million in cash, which includes principal and accrued interest, and issued approximately 1.51 million shares of our common stock representing the intrinsic value based on the contractual conversion rate and incremental shares as an inducement for conversion. As a result of the 2022 Induced Conversion, we recorded $2.7 million in induced conversion expense which was included in other income (expense) of our condensed consolidated statements of income in 2022. The induced conversion expense represented the fair value of the common stock issued upon conversion in excess of the common stock issuable under the original terms of the 2024 Convertible Notes.
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
As of September 30, 2023, the revolving credit facility was undrawn.
Additional Capital Requirements.
Our expected working capital and other capital requirements are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022. As of September 30, 2023, there have been no material changes to our expected working capital and other capital requirements described in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. The accounting policies and estimates that are most critical to a full understanding and evaluation of our reported financial results are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to our critical accounting policies or estimates during the nine months ended September 30, 2023.
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
If our contract manufacturers or vendors are unable or unwilling for any reason to manufacture and supply to us bulk rHuPH20 or other raw materials, reagents, components or devices in the quantity and quality required by us or our partners for use in the production of our proprietary or partnered products and product candidates, our and our partners’ product development and commercialization efforts could be delayed or stopped and our business results associated with operations and our collaborations could be harmed.
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
Failure of our auto-injector and specialty products business to perform could adversely impact future business and operations.
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
The aggregate amount of our consolidated indebtedness, net of debt discount, as of September 30, 2023 was $1,497.6 million, which includes $805.0 million in aggregate principal amount of the 2027 Convertible Notes and $720.0 million in aggregate principal of the 2028 Convertible Notes, net of unamortized debt discount of $11.8 million and $15.6 million for 2027 Convertible Notes and 2028 Convertible Notes, respectively.
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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. The high and low sales prices of our common stock during the twelve months ended September 30, 2023 were $59.46 and $29.85, respectively. In addition to the other risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risks during the quarter ended September 30, 2023.
As of September 30, 2023, our cash equivalents and marketable securities consisted of investments in money market funds, asset-backed securities, U.S. Treasury securities, corporate debt securities, agency bonds and commercial paper. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security may decline. Based on our current investment portfolio as of September 30, 2023, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
We hedge a portion of foreign currency exchange risk associated with forecasted royalties revenue denominated in Swiss francs to reduce the risk of our earnings and cash flows being adversely affected by fluctuations in exchange rates. These transactions are designated and qualify as cash flow hedges. The cash flow hedges are carried at fair value with mark-to-market gains and losses recorded within AOCI in our condensed consolidated balance sheets and reclassified to royalty revenue in our condensed consolidated statements of income in the same period as the recognition of the underlying hedged transaction. We do not issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
In December 2021, the Board of Directors authorized a capital return program to repurchase up to $750.0 million of outstanding stock over a three-year period. There were no share repurchases for the three months ended September 30, 2023. As of September 30, 2023, $250.0 million of outstanding stock is available to be purchased under the program.
Item 3.Defaults Upon Senior Securities
Not applicable.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the three months ended September 30, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

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

Halozyme Therapeutics, Inc., a Delaware corporation

Dated:	November 6, 2023	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 6, 2023	/s/ Nicole LaBrosse
Nicole LaBrosse Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)