Form 10-K
period 2023-12-31
HALOZYME THERAPEUTICS, INC.
filed 2024-02-20
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes        ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐  Yes        ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes        ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes        ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☒	☐	☐	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes        ☒    No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 was approximately $3.5 billion based on the closing price on the NASDAQ Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 126,824,800 as of February 12, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

HALOZYME THERAPEUTICS, INC.

Summary of Risk Factors
Our business is subject to a number of risks and uncertainties, including those described under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. These risks include the following:

Risks Related To Our Business
•Failure or delay in receiving and maintaining regulatory approval for our partnered or proprietary product candidates would substantially impact our ability to generate revenues or the timing of such revenues.
•Use of our partnered or proprietary products and product candidates could be associated with adverse events.
•Disruptions in the supply of bulk rHuPH20 or other components by our manufacturers or vendors could delay or suspend development or commercialization efforts and harm our business results associated with operations and collaborations.
•Inability of third parties to perform necessary services for our products, such as distribution, invoicing and storage services could impact our business performance.
•If we or any party to a key collaboration agreement fail to perform material obligations under such agreement, or if a key collaboration agreement is terminated for any reason, our business could suffer.
•Any adverse development regarding the rHuPH20 enzyme could substantially impact multiple areas of our business, including current and potential ENHANZE collaborations and revenues, as well as any proprietary programs.
•Additional applications of our ENHANZE technology or acquiring new technologies may require the use of additional resources, result in increased expense and ultimately may not be successful.
•Our partnered or proprietary product candidates may not receive regulatory approvals or their development may be delayed which may materially adversely affect our business, financial condition and results of operations.
•Failure of our third-party partners to supply certain proprietary materials that are essential components of partnered products or product candidates could delay development and commercialization efforts and/or harm our collaborations.
•If we or our partners fail to comply with regulatory requirements applicable to promotion, sale and manufacturing of approved products, regulatory agencies may act against us or them, which could harm our business.
•Failure of our auto-injector and specialty products business to perform could adversely impact our future business and operations.
•Pandemics or similar public health crises could adversely impact our business and results of operations.
•We may need to raise additional capital in the future and there can be no assurance that we will be able to do so.
•Failure by us to fulfill obligations under our debt instruments may cause repayment obligations to accelerate.
•Conversion of our Convertible Notes may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock or adversely affect our financial condition and operating results.
•If proprietary or partnered product candidates are approved for commercialization but do not gain market acceptance resulting in commercial performance below that which was expected or projected, our business may suffer.
•Our ability to license our ENHANZE and device technologies depends on the validity of our patents.
•Developing, manufacturing and marketing pharmaceutical products for human use involves significant product liability risks for which we may have insufficient insurance coverage.
•Failure by our partners to achieve projected development or clinical goals in the timeframes expected may delay product commercialization, which may adversely affect our business, financial condition, and results of operations.
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

Risks Related to Our Industry
•Compliance with extensive government regulations for our and our partnered products is expensive and time consuming and may result in delay or cancellation of our or our partnered product sales, introductions or modifications.
•Because some of our and our partnered products and product candidates are considered to be drug/device combination products, the approval and post-approval requirements can be more complex.
•We may be subject to various federal and state healthcare laws, which could subject us to government investigation, litigation, and other penalties, which could adversely affect our ability to operate.
•We may be required to initiate or defend against legal proceedings related to intellectual property rights, which may result in substantial expense, delay and/or cessation of certain development and commercialization of our products.
•Off-label promotion or marketing of products inconsistent with FDA requirements could result in significant liability.
•Compliance with regulatory requirements related to controlled substances will require additional time and expenses and may subject us to additional penalties for noncompliance, which could inhibit successful commercialization.
•Changes in intellectual property laws may adversely impact our business because we may lose the ability to obtain patent protection or enforce our intellectual property rights against competitors.
•If third-party reimbursement and customer contracts are not available, our proprietary and partnered products may not be accepted in the market resulting in commercial performance below that which was expected or projected.
•Changes in private and federal reimbursement policies and practices could lower pharmaceutical product prices and decrease our revenue.
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

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the “safe harbor” within the meaning of the Private Securities Litigation Reform act of 1995, provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements, other than statements of historical fact, included herein, including without limitation those regarding our future product development and regulatory events and goals, product collaborations, our business intentions and financial estimates and anticipated results, are, or may be deemed to be, forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity,” “project” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report on Form 10-K. Additionally, statements concerning future matters such as the development or regulatory approval of new partner products, enhancements of existing products or technologies, timing and success of the launch of new products by us and our partners, third party performance under key collaboration agreements, the ability of our bulk drug and device part manufacturers to provide adequate supply for our partners, revenue, expense, cash burn levels and our ability to make timely repayments of debt, anticipated amounts and timing of share repurchases, anticipated profitability and expected trends and other statements regarding our plans and matters that are not historical are forward-looking statements.
Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” in Part I, Item 1A, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this Annual Report on Form 10-K, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.
References to “Halozyme,” “the Company,” “we,” “our,” “ours,” and “us” refer to Halozyme Therapeutics, Inc., its wholly owned subsidiaries, Halozyme, Inc., Antares Pharma Inc., and Antares Pharma Inc.’s wholly-owned subsidiaries, Antares Pharma IPL AG and Antares Pharma AG. References to “Notes” refer to the notes to the consolidated financial statements included herein (refer to Item 8 of Part II).

PART I

Item 1.Business
Overview
Halozyme Therapeutics, Inc. is a biopharmaceutical company advancing disruptive solutions to improve patient experiences and outcomes for emerging and established therapies.
As the innovators of ENHANZE® drug delivery technology (“ENHANZE”) with our proprietary enzyme rHuPH20, our commercially-validated solution is used to facilitate the subcutaneous (“SC”) delivery of injected drugs and fluids, with the goal of reducing the treatment burden for patients. We license our technology to biopharmaceutical companies to collaboratively develop products that combine ENHANZE with our partners’ proprietary compounds. We also develop, manufacture and commercialize, for ourselves or with our partners, drug-device combination products using our advanced auto-injector technologies that are designed to provide commercial or functional advantages such as improved convenience, reliability and tolerability, and enhanced patient comfort and adherence.
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
We currently have ENHANZE collaborations and licensing agreements with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Takeda Pharmaceuticals International AG and Baxalta US Inc. (“Takeda”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol Myers Squibb Company (“BMS”), argenx BVBA (“argenx”), ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”), Chugai Pharmaceutical Co., Ltd (“Chugai”) and Acumen Pharmaceuticals, Inc. (“Acumen”). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales-based milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently earn royalties from four of these collaborations, including royalties from sales of one product from the Takeda collaboration, four products from the Roche collaboration, one product from the Janssen collaboration and one product from the argenx collaboration.
We have commercialized auto-injector products with several pharmaceutical companies including Teva Pharmaceutical Industries, Ltd. (“Teva”) and Otter Pharmaceuticals, LLC (“Otter”). We have development programs including auto-injectors with Idorsia Pharmaceuticals Ltd. (“Idorsia”).
Our commercial portfolio of proprietary products includes Hylenex®, utilizing rHuPH20, and our specialty product XYOSTED®, utilizing our auto-injector technology.
Our principal offices and research facilities are located at 12390 El Camino Real, San Diego, CA 92130. Our telephone number is (858) 794-8889 and our e-mail address is info@halozyme.com. Our website address is www.halozyme.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K. Our periodic and current reports that we filed with the Securities and Exchange Commission (“SEC”) are available on our website at www.halozyme.com, free of charge, as soon as reasonably practicable after we have electronically filed such material with, or furnished them to, the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports.

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
The pressure-assisted auto-injector technology is a form of parenteral drug delivery that continues to gain acceptance and demand among the medical and patient community. Encompassing a variety of sizes and designs, our technology operates by using pressure to force the drug, in solution or suspension, through the skin and deposits the drug into the SC or intramuscular tissue. We have designed disposable, pressure-assisted auto-injector devices to address acute and chronic medical needs, such as rheumatoid arthritis and psoriasis, allergic reactions, testosterone deficiency. Our current platforms include the high-volume auto-injector, VIBEX®, VIBEX® QuickShot®, and Vai™ auto-injectors and multi-does pen injectors, Our current auto-injectors offer a dose capacity ranging from 0.5 mL to 2.25 mL, and our high-volume auto-injector technology extends that dose capacity to at least 10mL. They are designed for speed and patient comfort and accommodate for highly viscous drug products. They are customizable for fill volumes and needle lengths to meet our partners’ needs for reliability requirements, including for emergency use applications.
Our Strategy
We are a leader in converting IV biologics to SC delivery and extending the dosing interval of SC drugs, using our commercially-validated ENHANZE technology. Our ENHANZE technology also has the potential for SC delivery of small molecules and other therapeutic modalities including those developed as long-acting injectables and other therapies that might benefit from larger dose/larger volume SC delivery. We collaborate with leading pharmaceutical and biotechnology companies to help them develop products that combine our ENHANZE technology with their proprietary compounds. We target large, attractive markets, where ENHANZE-enabled SC delivery has the potential to deliver competitive differentiation and other important benefits to our partners, such as larger injection volumes administered rapidly, extended dosing intervals, and reduced treatment burden and healthcare costs. In addition, ENHANZE has been demonstrated to enable the combination of two therapeutic antibodies in a single injection, as well as the development of new co-formulation intellectual property. We leverage our strategic, technical, regulatory and alliance management skills in support of our partners' efforts to develop new SC delivered products. We currently have eleven collaborations with seven currently approved products and additional product candidates in development using our ENHANZE technology. We intend to work with our existing partners to expand our collaborations to add new targets and develop targets and product candidates under the terms of the operative collaboration agreements. We will also continue our efforts to enter into new collaborations to derive additional revenue from our proprietary technology.
We also support leading pharmaceutical companies by assisting in the development of, and supplying, auto-injector devices and auto-injector drug combination products. We leverage our engineering, regulatory and manufacturing skills to support our partners’ plans. We intend to extend the range of auto-injectors available to current and new partners. In 2023, we completed a successful Phase I clinical study using a high-volume auto-injector. It is our goal to further extend the number of partners for the current auto-injectors and add new partners for our high-volume auto-injector that utilizes our ENHANZE technology.

Product and Product Candidates
The following table summarizes our marketed proprietary products and product candidates under development and our marketed partnered products and product candidates under development with our partners:

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	INDICATION	PHASE 1 / PHASE 2 / PHASE 3 / FILED / APPROVED
PROPRIETARY APPROVED PRODUCT			
HYLENEX® recombinant (hyaluronidase human injection)	Various	Adjuvant for subcutaneous fluid delivery for dispersion & absorption of other injected drugs	Approved in the U.S.
XYOSTED®(testosterone enanthate) injection (CIII)	Urology	Testosterone Replacement Therapy (TRT)	Approved in the U.S.
ENHANZE® PARTNER APPROVED PRODUCTS			
Roche			
Herceptin® SC (trastuzumab) (Outside the U.S.) Herceptin Hylecta™ (trastuzumab and hyaluronidase-oysk) (U.S.)	Oncology	Breast Cancer	Approved in the U.S., EU, China and other countries outside the U.S. (OUS)
Phesgo®(pertuzumab/trastuzumab/hyaluronidase-zzfx) (U.S.) and (pertuzumab/trastuzumab)(EU)	Oncology	Breast Cancer	Approved in the U.S., EU, OUS and Japan Submitted in China
MabThera® SC (rituximab) (Outside the U.S) RITUXAN HYCELA™ (rituximab/hyaluronidase human) (U.S.)	Oncology	Multiple Blood Cancers	Approved for NHL in EU and OUS; Approved for CLL in EU and OUS Approved for DLBCL, CLL and FL in the U.S. Submitted in China
Tecentriq® SC (atezolizumab)	Oncology	Certain Types of Lung, Bladder, Breast, and Liver Cancer	Approved in Great Britain and the EU
Takeda			
HYQVIA® [Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase]	Immunology	Primary Immunodeficiency, Secondary Immunodeficiencies in EU	Approved for adults and children in the U.S., EU and OUS Submitted in Japan
		Chronic inflammatory Demyelinating Polyneuropathy (CIDP)	Approved in the U.S. and EU
Janssen			
DARZALEX FASPRO® (daratumumab hyaluronidase human-fihj) (U.S./China) DARZQURO® (daratumumab)(Japan) DARZALEX SC® (daratumumab) (OUS)	Oncology Hematology	Multiple Myeloma AL Amyloidosis	Approved for MM in the U.S., EU, Japan and OUS Approved for AL Amyloidosis in the U.S., EU, Japan and China
argenx			
VYVGART® Hytrulo (efgartigimod alfa and hyaluronidase-qvfc) (U.S.) VYVGART® SC(efgartigimod alfa and hyaluronidase-qvfc) (EU) VYVDURA® (efgartigimod alfa and hyaluronidase-qvfc) (Japan)	Autoimmunity	Generalized Myasthenia Gravis (gMG)	Approved in the U.S., EU and Japan
DEVICE PARTNER APPROVED PRODUCTS			
Teva			
Epinephrine Injection USP(generic equivalent to EpiPen® and EpiPen® Jr.)	Allergy and Immunology	Anaphylaxis	Approved in the U.S.
Teriparatide Injection(generic version of Forsteo®) (EU) Teriparatide Injection(generic version of Forteo®) (US)	Endocrinology	Osteoporosis	Approved in the U.S. and EU
Otter			
OTREXUP® (methotrexate) injection	Rheumatology	Rheumatoid Arthritis; pJIA, Psoriasis	Approved in the U.S.

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
XYOSTED (testosterone enanthate) Injection
We market and sell our proprietary product XYOSTED for SC administration of testosterone replacement therapy (“TRT”) in adult males for conditions associated with a deficiency or absence of endogenous testosterone (primary or hypogonadism). XYOSTED is the only Food and Drug Administration (“FDA”)-approved SC testosterone enanthate product for once-weekly, at-home self-administration and is approved and marketed in the United States (“U.S”). in three dosage strengths, 50 mg, 75 mg and 100 mg.
ATRS - 1902
We have an ongoing program to develop a proprietary drug device combination product for the endocrinology market, for patients who require additional supplemental hydrocortisone, identified as ATRS-1902. The development program uses a novel proprietary auto-injector platform to deliver a liquid stable formulation of hydrocortisone.
In June 2021, we submitted an investigational new drug (“IND”) application with the FDA for the initiation of a Phase 1 clinical study of ATRS-1902 for adrenal crisis rescue. The IND application included the protocol for an initial clinical study to compare the pharmacokinetics (“PK”) profile of our novel formulation of hydrocortisone versus Solu-Cortef®, which is an anti-inflammatory glucocorticoid and is the current standard of care for the management of acute adrenal crises.
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
In September 2013, Roche launched a SC formulation of Herceptin (trastuzumab) (Herceptin® SC) in Europe for the treatment of patients with HER2-positive breast cancer followed by launches in additional countries. This formulation utilizes our ENHANZE technology and is administered in two to five minutes, compared to 30 to 90 minutes with the standard IV form. Herceptin SC has since received approval in Canada, the U.S. (under the brand name Herceptin Hylecta™) and China.
In June 2020, the FDA approved the fixed-dose combination of Perjeta® (pertuzumab) and Herceptin for SC injection (Phesgo®) utilizing ENHANZE technology for the treatment of patients with HER2-positive breast cancer. Phesgo has since received approval in Europe and China. In September 2023, Chugai Pharmaceuticals Co., Ltd (a Member of the Roche Group) announced that it had obtained regulatory approval for Phesgo from the Ministry of Health, Labour and Welfare (“MHLW”) in Japan. We will receive royalties for Phesgo sales in Japan as part of our licensing agreement with Roche.
In June 2014, Roche launched MabThera® SC in Europe for the treatment of patients with common forms of non-Hodgkin lymphoma (“NHL”), followed by launches in additional countries. This formulation utilizes our ENHANZE technology and is administered in approximately five minutes compared to the approximate 1.5 to 4 hour IV infusion. In May 2016, Roche announced that the European Medicines Agency (“EMA”) approved MabThera SC to treat patients with chronic lymphocytic leukemia (“CLL”). In June 2017, the FDA-approved Genentech’s RITUXAN HYCELA®, a combination of rituximab using ENHANZE technology (approved and marketed under the MabThera SC brand in countries outside the U.S. and Canada), for CLL and two types of NHL, follicular lymphoma and diffuse large B-cell lymphoma. In March 2018, Health Canada approved a combination of rituximab and ENHANZE (approved and marketed under the brand name RITUXAN® SC) for patients with CLL. In November 2022, Roche submitted the independent medical assessment (“IMA”) for MabThera SC to the Center for Drug Evaluation (“CDE”) in China.
In September 2017 and October 2018, we entered into agreements with Roche to develop and commercialize additional exclusive targets using ENHANZE technology. The upfront license payment may be followed by event-based payments subject to Roche’s achievement of specified development, regulatory and sales-based milestones. In addition, Roche will pay royalties to us if products under the collaboration are commercialized.
In December 2018, Roche initiated a Phase 1b/2 study in patients with non-small cell lung cancer (“NSCLC”) for TECENTRIQ® (atezolizumab) using ENHANZE technology, followed by initiation of a Phase 3 study in December 2020. In August 2022, Roche announced that the Phase 3 study met its co-primary endpoints showing non-inferior levels of Tecentriq in the blood PK, when injected subcutaneously, compared with IV infusion, in cancer immunotherapy-naïve patients with advanced or metastatic NSCLC for whom prior platinum therapy has failed. The safety profile of the SC formulation was consistent with that of IV Tecentriq. In August 2023, Roche announced the approval of Tecentriq SC with ENHANZE by the Medicines and Healthcare products Regulatory Agency (“MHRA”) in Great Britain. In January 2024, Roche received European Commission (“EC”) marketing authorization for Tecentriq SC for all approved indications of Tecentriq IV. Roche is expecting Tecentriq SC approval in the U.S. in September 2024 and is planning to launch soon after. Tecentriq SC enables SC delivery in approximately seven minutes, compared with 30-60 minutes for IV infusion.
In August 2019, Roche initiated a Phase 1 study evaluating ocrelizumab SC with ENHANZE technology in subjects with multiple sclerosis, followed by initiation of a Phase 3 study in April 2022. In July 2023, Roche announced that the Phase III OCARINA II trial evaluating ocrelizumab SC with ENHANZE as a twice a year 10-minute SC injection met its primary and secondary endpoints in patients with relapsing forms of multiple sclerosis (“MS”) or primary progressive MS (“RMS” or “PPMS”). Subsequently, Roche filed ocrelizumab SC with ENHANZE with regulatory authorities in the EU, United Kingdom (“UK”) and the U.S.
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
In May 2013, the EC granted Takeda marketing authorization in all EU Member States for the use of HYQVIA as replacement therapy for adult patients with primary and secondary immunodeficiencies. Takeda launched HYQVIA in the first EU country in July 2013 and has continued to launch in additional countries. In May 2016, Takeda announced that HYQVIA received a marketing authorization from the EC for a pediatric indication.
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
In October 2021, Takeda initiated a Phase 1 single-dose, single-center, open-label, three-arm study to assess the tolerability and safety of immune globulin SC (human), 20% solution with ENHANZE (TAK-881) at various infusion rates in healthy adult subjects. In October 2023, Takeda initiated a Phase 2/3 study to evaluate PK, safety, and tolerability of subcutaneous administration of TAK-881 in adult and pediatric participants with Primary Immunodeficiency Diseases (“PIDD”).

In July 2022, Takeda announced positive topline results from pivotal Phase 3 trial evaluating HYQVIA, for maintenance treatment of chronic inflammatory demyelinating polyneuropathy (“CIDP”). In June 2023, Takeda announced positive full results from a pivotal Phase 3 trial evaluating HYQVIA for maintenance treatment of CIDP and confirmed regulatory applications were under review in the U.S. and EU for HYQVIA use as a maintenance therapy in adults with stable CIDP. In January 2024, Takeda received FDA and EC approval for HYQVIA for the treatment of CIDP as maintenance therapy to prevent the relapse of neuromuscular disability and impairment in adults.
In April 2023, Takeda announced that the FDA-approved the supplemental Biologics License Application (“sBLA”) to expand the use of HYQVIA to treat primary immunodeficiency in children. In February 2024, Takeda submitted a New Drug Application in Japan seeking approval for TAK-771, subcutaneous 10% human immunoglobulin with ENHANZE, for treatment of primary immunodeficiency.
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
In May 2020, Janssen launched the commercial sale of DARZALEX FASPRO® (DARZALEX utilizing ENHANZE technology) in four regimens across five indications in multiple myeloma patients, including newly diagnosed, transplant-ineligible patients as well as relapsed or refractory patients. As a fixed-dose formulation, DARZALEX FASPRO can be administered over three to five minutes, significantly less time than DARZALEX IV which requires multi-hour infusions. In June 2020, we announced that Janssen received European marketing authorization and launched the commercial sale of DARZALEX SC utilizing ENHANZE in the EU. Subsequent to these approvals, Janssen received several additional regulatory approvals for additional indications and patient populations in the U.S., EU, Japan and China. Beginning with the U.S., Janssen has marketing authorization for DARZALEX FASPRO in combination with bortezomib, thalidomide, and dexamethasone in newly diagnosed multiple myeloma patients who are eligible for autologous stem cell transplant, in combination with bortezomib, cyclophosphamide and dexamethasone (“D-VCd”) for the treatment of adult patients with newly diagnosed AL amyloidosis, in combination with pomalidomide and dexamethasone (“D-Pd”) for patients with multiple myeloma after first or subsequent relapse, and in combination with Kyprolis® (carfilzomib) and dexamethasone for patients with relapsed or refractory multiple myeloma who have received one to three prior lines of therapy. In the EU, Janssen has marketing authorization for DARZALEX SC in combination with D-VCd in newly diagnosed adult patients with AL amyloidosis and in combination with D-Pd in adult patients with relapsed or refractory multiple myeloma. In Japan, Janssen has marketing authorization for the SC formulation of DARZALEX (known as DARZQURO in Japan) for the treatment of multiple myeloma and systemic AL amyloidosis. In China, Janssen has marketing authorization for DARZALEX SC for the treatment of primary light chain amyloidosis, in combination with D-VCd in newly diagnosed patients. In January 2024, Janssen announced submission of a sBLA to the FDA seeking approval of a new indication for DARZALEX FASPRO in combination with bortezomib, lenalidomide and dexamethasone (“D-VRd”) for induction and consolidation treatment and with lenalidomide (“D-R”) for maintenance treatment of adult patients who are newly diagnosed with multiple myeloma (“NDMM”) and are eligible for autologous stem cell transplant (“ASCT”).
In December 2019, Janssen elected EGFR and cMET as a bispecific antibody (amivantamab) target on an exclusive basis, which is being studied in solid tumors. In September 2022, following a Phase 1 study, Janssen initiated a Phase 3 study of lazertinib and amivantamab with ENHANZE in patients with epidermal growth factor receptor (“EGFR”)-mutated advanced or metastatic non-small cell lung cancer (PALOMA-3). In November 2022, Janssen initiated a Phase 2 study of amivantamab with ENHANZE in multiple regimens in patients with advanced or metastatic solid tumors including EGFR-mutated non-small cell lung cancer (PALOMA-2). In January 2024, Janssen noted its intention to submit applications in the U.S. and EU seeking approval of a SC formulation for amivantamab SC during 2024.
In July 2021, Janssen elected the target HIV reverse transcriptase limited to non-nucleoside reverse transcriptase inhibitors. In December 2021, Janssen initiated a Phase 1 clinical trial combining rilpivirine and ENHANZE. In 2023, Janssen discontinued the rilpivirine program with ENHANZE.

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
BMS Collaboration
In September 2017, we and BMS entered into a collaboration and license agreement, which became effective in November 2017, under which BMS had the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with BMS products directed at up to eleven targets. Targets may be selected on an exclusive basis or non-exclusive basis. BMS has designated multiple immuno-oncology targets including programmed death 1 (“PD-1”) and has an option to select three additional targets by November 2024. In October 2019, BMS initiated a Phase 1 study of relatlimab, an anti-LAG-3 antibody, in combination with nivolumab using ENHANZE technology. In May 2021, BMS initiated a Phase 3 of nivolumab using ENHANZE technology for patients with advanced or metastatic clear cell renal cell carcinoma (CheckMate-67T), leveraging data and insights from Phase 1/2 CA209-8KX study in patients with solid tumors. In October 2023, BMS reported positive top-line data from the Phase 3 CheckMate-67T trial evaluating a SC formulation of Opdivo (nivolumab) with ENHANZE in patients with advanced or metastatic clear cell renal cell carcinoma (“ccRCC”) who have received prior systemic therapy. The study met its co-primary PK endpoints and a key secondary endpoint.
In June 2022, BMS nominated an undisclosed target, which was returned in January 2024. In March 2023, BMS initiated a Phase 3 trial to demonstrate the drug exposure levels of nivolumab and relatlimab fixed-dose combination with ENHANZE is not inferior to IV administration in participants with previously untreated metastatic or unresectable melanoma (RELATIVITY-127).
Alexion Collaboration
In December 2017, we and Alexion entered into a collaboration and license agreement (“CLA”), under which Alexion has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Alexion’s portfolio of products directed at up to four exclusive targets. Alexion notified us of a discontinuation of our CLA, effective in the first quarter of 2024.
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
In December 2021, argenx announced the FDA approval of efgartigimod (VYVGARTTM) for the treatment of generalized myasthenia gravis (“gMG”) for the IV dosing regimen. In March 2022, argenx announced that data from argenx’s phase 3 ADAPT-SC study evaluating SC efgartigimod utilizing ENHANZE (1000mg efgartigimod-PH20) for the treatment of gMG achieved the primary endpoint of total IgG reduction from baseline at day 29, demonstrating statistical non-inferiority to VYVGART (efgartigimod alfa-fcab) IV formulation in gMG patients.
In June 2023, argenx received FDA approval under the brand name VYVGART® Hytrulo for the injection with ENHANZE for SC use of treatment of gMG in adult patients who are anti-acetylcholine receptor (“AChR”) antibody positive. In November 2023, argenx received EC approval of VYVGART SC for the treatment of gMG, which also provides the option for patient self-administration. In January 2024, argenx received Japan approval for VYVDURA® (efgartigimod alfa and hyaluronidase-qvfc) co-formulated with ENHANZE for the treatment of adult patients with gMG including options for self-administration. argenx also expects the regulatory decision on approval of VYVGART SC for gMG in China through Zai Lab by the end of 2024.

In July 2023, argenx reported positive data from the ADHERE study evaluating VYVGART® Hytrulo with ENHANZE in adults with CIDP. In February 2024, argenx announced that the FDA had accepted for priority review a sBLA for VYVGART Hytrulo for the treatment of CIDP. The application has been granted a Prescription Drug User Fee Act (“PDUFA”) action date of June 21, 2024. argenx also expects to submit VYVGART SC for CIDP for regulatory approval in Japan, Europe, China and Canada in 2024. In September 2023, Zai Lab limited (argenx commercial partner for China) announced the CDE of the National Medical Products Administration (“NMPA”) granted Breakthrough Therapy Designation for efgartigimod SC for the treatment of patients with CIDP.
In November 2023, argenx reported that the ADVANCE-SC study, evaluating VYVGART® Hytrulo in adults with primary immune thrombocytopenia (“ITP”) did not meet the primary endpoint of a sustained platelet count response in chronic ITP patients. In December 2023, argenx reported that the ADDRESS study, evaluating efgartigimod SC in adults with pemphigus vulgaris (“PV”) and pemphigus foliaceus (“PF”) resulted in the proportion of PV patients achieving the primary endpoint of complete remission on a minimal dose of steroids (“CRmin”) was not significantly different between efgartigimod SC and the control arm. In both studies, patients treated with Efgartigimod PH20 SC achieved the same magnitude of total Immunoglobulin G (“IgG”) reduction as observed in previous clinical trials, reflecting no impact of the route of administration on the study results. argenx will not pursue additional development in pemphigus.
argenx is currently conducting a Phase 2 study of ARGX-113 (ALKIVIA) using ENHANZE technology for patients with active idiopathic inflammatory myopathy (Myositis) and another study, BALLAD, evaluating ARGX -113 using ENHANZE in bullous pemphigoid. argenx intends to initiate a registrational trial of ARGX-113 using ENHANZE technology for patients with thyroid eye disease in 2024.
Horizon Collaboration
In November 2020, we and Horizon entered into a global collaboration and license agreement that gives Horizon exclusive access to ENHANZE technology for SC formulation of medicines targeting IGF-1R. Horizon intends to use ENHANZE to develop a SC formulation of TEPEZZA® (teprotumumab-trbw), indicated for the treatment of thyroid eye disease, a serious, progressive and vision-threatening rare autoimmune disease, potentially shortening drug administration time, reducing healthcare practitioner time and offering additional flexibility and convenience for patients. In March 2021, Horizon completed dosing in a Phase 1 study exploring the SC formulation of TEPEZZA®. The trial was a small, single-dose Phase 1 PK trial which included evaluation of ENHANZE technology for a SC formulation. In March 2022, Horizon announced the completion of a Phase 1 trial for the TEPEZZA® SC program. In October 2023, Horizon became an affiliated entity of Amgen Inc. Horizon noticed a return of the target and discontinuation of our CLA, effective in the second quarter of 2024.

ViiV Healthcare Collaboration
In June 2021, we and ViiV entered into a global collaboration and license agreement that gives ViiV exclusive access to our ENHANZE technology for four specific small and large molecule targets for the treatment and prevention of HIV. These targets are integrase inhibitors, reverse transcriptase inhibitors limited to nucleoside reverse transcriptase inhibitors (“NRTI”) and nucleoside reverse transcriptase translocation inhibitors (“NRTTIs”), capsid inhibitors and broadly neutralising monoclonal antibodies (“bNAbs”), that bind to the gp120 CD4 binding site. In December 2021, ViiV initiated enrollment of a Phase 1 study to evaluate cabotegravir administered subcutaneously with ENHANZE. In February 2022, ViiV initiated enrollment of a Phase 1 study to evaluate the safety and PKs of N6LS, a broadly neutralizing antibody, administered subcutaneously with ENHANZE technology. In June 2022, ViiV initiated enrollment of a Phase 1 single dose escalation study to evaluate PKs, safety and tolerability of long-acting cabotegravir administered subcutaneously with ENHANZE technology. In August 2023, ViiV initiated a Phase 2b study to evaluate the efficacy, safety, PKs and tolerability of VH3810109 (N6LS) administered subcutaneously with rHuPH20 in combination with cabotegravir. In the third quarter of 2023, ViiV initiated a Phase 1 study with ENHANZE for an undisclosed program.
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
Acumen Collaboration
In November 2023, we and Acumen entered into a global collaboration and non-exclusive license agreement that provides Acumen access to ENHANZE for a single target. Acumen intends to explore the potential use of ENHANZE for ACU193, Acumen’s clinical stage monoclonal antibody candidate to target Amyloid-β Oligomers for the treatment of early Alzheimer’s disease.
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
We are the exclusive supplier of the multi-dose pen, which we developed, used in Teva’s generic teriparatide injection product. In 2020, Teva launched Teriparatide Injection, the generic version of Eli Lilly’s branded product Forsteo® featuring our multi-dose pen platform, for commercial sale in several countries outside of the U.S. In November 2023, Teva announced FDA approval of the generic version of Forteo, featuring our multi-dose auto-injector pen platform for the treatment of osteoporosis among certain women and men.
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

In January 2024, Idorsia disclosed that recruitment of their Phase 3 study with selatogrel for acute myocardial infarction had reached more than 5,500 patients.
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
Halozyme Patent Portfolio
Our Halozyme patent portfolio includes patents we own solely and, in some cases, jointly with several licensees in the U.S., Europe and other countries in the world and we also have numerous pending patent applications. In general, patents have a term of 20 years from the application filing date or earlier claimed priority date. We continue to file and prosecute patent applications to strengthen and grow our patent portfolio pertaining to our recombinant human hyaluronidase and other drugs and drug delivery devices, which cover primarily compositions of matter, formulations, methods of use and manufacture, and devices. We have multiple patents and patent applications throughout the world pertaining to our recombinant human hyaluronidase and methods of use and manufacture, including an issued U.S. patent which expires in 2027, an issued European patent which expires in 2024, and additional patents that are valid into 2029, which we believe cover the products and product candidates under our existing collaborations and Hylenex recombinant. In addition, we have, under prosecution throughout the world, multiple patent applications that relate specifically to individual product candidates under development, and jointly owned patent applications relating to our collaborations with several licensees (including, but not limited to, patent applications covering co-formulations and methods of treatment or use that if granted will be valid into the 2040s), the expiration of which can only be definitely determined upon maturation into our issued patents. We believe our patent filings represent a barrier to entry for potential competitors looking to utilize these hyaluronidases, other drugs and drug delivery devices.
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

Research and Development Activities
Our research and development expenses consist primarily of costs associated with the product development, quality and regulatory work required to maintain the ENHANZE platform, expenses associated with testing of new high-volume auto-injectors, activities and support for our partners in their development and manufacturing of product candidates performed on behalf of our partners, compensation and other expenses for research and development personnel, supplies and materials, facility costs and amortization and depreciation. We charge all research and development expenses to operations as they are incurred.
Manufacturing
ENHANZE
We do not have our own manufacturing facility for our product and our partners’ products and product candidates, or the capability to package our products. We have engaged third parties to manufacture bulk rHuPH20 and Hylenex.
We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (“Avid”) and Catalent Indiana LLC (“Catalent”) to produce supplies of bulk rHuPH20. These manufacturers each produce bulk rHuPH20 under current Good Manufacturing Practices (“cGMP”) for clinical and commercial uses. Catalent currently produces bulk rHuPH20 for use in Hylenex and collaboration products and product candidates. Avid currently produces bulk rHuPH20 for use in collaboration products and product candidates. We rely on their ability to successfully manufacture these batches according to product specifications. It is important for our business for Catalent and Avid to (i) retain their status as cGMP-approved manufacturing facilities; (ii) successfully scale up bulk rHuPH20 production; and/or (iii) manufacture the bulk rHuPH20 required by us and our partners for use in our proprietary and collaboration products and product candidates. In addition to supply obligations, Avid and Catalent also provide support for data and information used in the chemistry, manufacturing and controls (“CMC”) sections for FDA and other regulatory filings.
We have a commercial manufacturing and supply agreement with Patheon Manufacturing Services, LLC (“Patheon”) under which Patheon will provide the final fill and finishing steps in the production process of Hylenex recombinant.
Devices
We also use third parties to manufacture our auto-injector technology products and product candidates, including the products and related components we supply to our partners. For our products and product candidates, we verify that they are manufactured in accordance with FDA’s cGMPs for drug products and the FDA’s current Quality System Regulations (“QSRs”) for medical devices and equivalent provisions in the EU and elsewhere, which are required as part of the overall obligations necessary, in the EU for instance, to obtain a CE-mark. We enter into quality agreements with our third-party manufacturers which require compliance with cGMPs, QSRs and foreign equivalents, to the extent applicable. We use third-party service providers to assemble and package our products and product candidates under our direction. We monitor and evaluate manufacturers and suppliers to assess compliance with regulatory requirements and our internal quality standards and benchmarks. We perform quality reviews of manufacturing for all of our product candidates and products, and quality releases for all of our product candidates and products that we sponsor or commercialize.
We use third-party manufacturers to manufacture and supply certain components, drugs, final assembly and finished product. Below is a summary of our key production, manufacturing, assembly and packaging arrangements with third-party manufacturers for products commercialized by us and our partners:
•Phillips-Medisize Corporation (“Phillips”), an international outsource provider of design and manufacturing services, produces commercial quantities of components of our QuickShot auto-injector device for XYOSTED and our VIBEX epinephrine auto-injector product with Teva.
•ComDel Innovation, Inc. (“ComDel”), a domestic provider of integrated solutions for product development, tooling, and manufacturing, produces commercial quantities of components for the VIBEX teriparatide auto-injector product with Teva and the VIBEX auto-injector device for the OTREXUP product for Otter.
•Jabil Healthcare, an international manufacturing development company, produces commercial quantities of components of our VIBEX auto-injector device for the OTREXUP product for Otter and the VIBEX epinephrine auto-injector product with Teva.
•Fresenius Kabi supplies commercial quantities of pre-filled syringes of testosterone for XYOSTED.
•Sharp Corporation (“Sharp”), an international contract packaging company, assembles and packages XYOSTED auto-injector products and the OTREXUP auto-injector product for Otter.
In addition, our Minnetonka, Minnesota facility supports our administrative functions, product development and quality operations and provides additional assembling and warehousing capabilities.

Sales, Marketing and Distribution
We have two teams of sales specialists, one that provide hospital and surgery center customers with the information needed to obtain formulary approval for, and support utilization of, Hylenex recombinant and one that supports the promotion of our testosterone product XYOSTED. Our commercial activities also include marketing and related services and commercial support services such as commercial operations, managed markets and commercial analytics. We also employ third-party vendors, such as advertising agencies, market research firms and suppliers of marketing and other sales support related services to assist with our commercial activities.
We sell XYOSTED and Hylenex recombinant in the U.S. to wholesale pharmaceutical distributors, who sell Hylenex to hospitals and XYOSTED to other end-user customers. We engage Integrated Commercialization Solutions (“ICS”), a division of AmerisourceBergen Specialty Group, a subsidiary of AmerisourceBergen, to act as our exclusive distributor for commercial shipment and distribution of Hylenex recombinant to our customers in the U.S. We also contract with numerous wholesale distributors, including Cardinal, McKesson Corporation (“McKesson”) and AmerisourceBergen Corporation to distribute XYOSTED, to retail pharmacies as well as the Veterans Administration and other governmental agencies.
In addition to shipping and distribution services, these distributors and third-party logistics providers, Cardinal Health 105, Inc., also known as Specialty Pharmaceutical Services (“Cardinal”), and Knipper Health, Inc. (“Knipper”) provide us with other key services related to logistics, warehousing, returns and inventory management, sales reports, contract administration and chargebacks processing and accounts receivable management. We also use a division of Cardinal and Knipper for sample administration. In addition, we utilize these third parties to perform various other services for us relating to regulatory monitoring, including call center management, adverse event reporting, safety database management and other product maintenance services. In exchange for these services, we pay fees to certain distributors based on a percentage of wholesale acquisition cost. We have also contracted with several specialty pharmacies to support fulfillment of certain prescriptions. In addition, we use third parties to perform various other services for us relating to regulatory monitoring, including adverse event reporting, safety database management and other product maintenance services.
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
Hylenex Recombinant
Hylenex recombinant is currently the only FDA-approved recombinant human hyaluronidase on the market. The competitors for Hylenex recombinant include Amphastar Pharmaceuticals, Inc.’s product, Amphadase®, a bovine (bull) hyaluronidase.
XYOSTED
In the U.S., there are several different formulations for TRT including intramuscular injection, transdermal patches and gels, oral formulations and nasal gels. Potential competition in the U.S. testosterone replacement market includes transdermal solutions such as AbbVie’s Androgel® 1% and 1.62%, Perrigo’s generic Androgel® Topical Gel 1.62%, Eli Lilly’s Axiron®, Endo’s Testim® and Fortesta® (and the authorized generic) and Verity Pharma’s TLANDO® and Natesto®. Other forms of TRT include injectables such as Endo’s Aveed®, Pfizer’s Depo®-Testosterone, and several generic oil testosterone products sold by Actavis, Sandoz, Viatris Inc., Teva and others, as well as Testopel® pellets by Endo and JATENZO®, an oral formulation, by Tolmar, and Kyzatrex, an oral formulation by Marius Pharmaceuticals.
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
As of February 12, 2024, we had 373 full-time employees. None of our employees are unionized and we believe our employee relations to be good.
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
Corporate Values and Ethics
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
Diversity and Inclusion
We seek to build and maintain a diverse team of employees that are passionate about and committed to having a positive impact on the lives of patients and their families. We value and celebrate the unique talents, backgrounds and perspectives each employee contributes to achieving our mission and corporate objectives. In support of this philosophy, we adopted the Biotechnology Innovation Organization’s principles on workforce development, diversity and inclusion. Our diverse and inclusive culture is key to attracting, developing and retaining our talent pool within the globally competitive biotechnology industry. Our dedication to these principles has resulted in a diverse and inclusive employee base consisting of 43% female and 29% non-white/Caucasian employees as of February 12, 2024.
As an equal opportunity employer, assuring we have and maintain an inclusive work environment is a key focus area for management. We actively seek to attract and retain employees who embody and embrace inclusivity as a core value. Our recruiting team collaborates with hiring managers to find the best possible candidates with appropriate knowledge, experience and technical skills. These candidates are then carefully vetted by a range of internal stakeholders as part of diverse interview panels. We evaluate our recruitment and retention efforts based on a variety of metrics, including offer acceptance rate, time-to-hire, turnover and diversity of our employees.
Professional Development for Employees at All Levels
We are firmly committed to employee development as an essential driver of our future growth and overall success of Halozyme. We understand that high performing employees are always seeking a challenge and reaching for ways to broaden, deepen and develop their skills and grow professionally. To support our employees, we conduct an individual development plan process to give employees the opportunity and accountability to document their career goals and discuss the actions necessary to achieve those goals. We have three internal training programs: (i) our senior leader development program is focused on advancing business acumen and leadership skills, (ii) our management development program is focused on strengthening people management capabilities, and (iii) our learning and development curriculum for the entire organization is focused on personal, professional, team and leadership development opportunities and grounded in our established leadership attributes which identify the knowledge, skills, abilities and behaviors that contribute to individual and organizational performance. In addition, everyone attends or participates in compliance, harassment prevention, and safety training and we offer education assistance for college and university courses, training seminars and educational conference attendance opportunities to all employees.

To monitor progress, we review our succession plan for key senior management positions as part of our annual talent review and identify development opportunities to help ensure potential successor readiness.
Employee Engagement
Building trust and a high performing culture is a top priority for us. We achieve this by providing a platform for employees to give feedback, collaborate on solutions, and discuss how to make changes to help improve our experience at work. Over the years, we have regularly conducted employee engagement surveys to better understand what we do well and where there are opportunities for improvement.
Based on the insights gained from past surveys, we have focused on strengthening cross-functional teamwork including how teams communicate and how we hold each other accountable. Examples of specific actions we have taken in response to employee survey feedback include all-employee trainings on cross-functional teamwork, accountability and building trust and a learning series to equip employees to give and receive constructive feedback. Our current focus, based on the latest survey, is to continue to enhance manager leadership and coaching capabilities.
We hold frequent all-employee meetings that serve as an open forum to share progress on strategy and corporate goals as well as potential at-risk areas, celebrate achievements, and share best practices and learnings. These meetings also keep employees well-informed, connected and provide them with a setting to ask questions and discuss solutions.
Management tracks and assesses retention and attrition and interviews departing employees in order to identify any addressable trends.
Compensation & Benefits
Our compensation and benefits programs, with oversight from the Compensation Committee of our Board of Directors, are designed to attract, retain and reward employees through competitive salaries, annual bonus eligibility, long-term incentive awards, an Employee Stock Purchase Plan, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and employee assistance programs. Each year we conduct surveys to benchmark our salaries and benefits and confirm we are satisfied with the competitiveness of our total compensation offering. We also provide a variety of peer-to-peer and corporate recognition programs to celebrate and recognize our employees for their hard work and contributions.
Employee Health and Safety
We are committed to protecting the health and safety of our employees, visitors, clients, and the public. Health and safety practices are integrated into our business processes and align with our Corporate Environmental, Social, Governance program (“ESG”) philosophy and requirements. We maintain robust health and safety management systems and have established procedures that reduce the risk of injury and ensure compliance with applicable laws and regulations. Continuous improvement is a key component of our health and safety efforts. We establish objectives and performance targets and periodically review results both with our internal safety committee as well as at the Executive and Board level to ensure our high standards are maintained. Our leadership team is active and engaged in supporting our health and safety program. Our employees are empowered and responsible for integrating health and safety into their daily work activities and we have experienced health and safety professionals on staff to guide these efforts.
Corporate Citizenship
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
In addition, our Minnetonka, Minnesota facility supports our administrative functions, product development and quality operations and provides additional assembly and warehousing capabilities, and therefore is subject to relevant risks comparable to those of our third-party manufacturers. For example, we may not be able to begin product manufacturing and production due to a number of different reasons including, but not limited to, an ability to obtain necessary supplies and materials, labor and expertise. To the extent we rely on our ability to manufacture and ship any of our proprietary and partnered products, our inability to do so could have a material adverse impact on our business, financial condition and results of operations.

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
The aggregate amount of our consolidated indebtedness, net of debt discount, as of December 31, 2023 was $1,499.2 million, which includes $805.0 million in aggregate principal amount of the 2027 Convertible Notes and $720.0 million in aggregate principal of the 2028 Convertible Notes, net of unamortized debt discount of $11.0 million and $14.8 million for the 2027 Convertible Notes and 2028 Convertible Notes, respectively.
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
Patents and other proprietary rights are essential to our business. Our success will depend in part on our ability to obtain and maintain patent protection for our inventions, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have multiple patents and patent applications throughout the world pertaining to our recombinant human hyaluronidase and methods of use and manufacture, including an issued U.S. patent which expires in 2027, an issued European patent which expires in 2024 and additional patents that are valid into 2029, which we believe cover the products and product candidates under our existing collaborations, and Hylenex. Although we believe our patent filings represent a barrier to entry for potential competitors looking to utilize these hyaluronidases, upon expiration of our patents other pharmaceutical companies may (if they do not infringe our other patents) seek to compete with us by developing, manufacturing and selling biosimilars to the active drug ingredient in our ENHANZE technology used by our partners in combination with their products. Any such loss of patent protection or proprietary rights could lead to a reduction or loss of revenues, incentivize one or more of our key ENHANZE partners to terminate their relationship with us and impact our ability to enter into new collaboration and license agreements.
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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. The high and low sales prices of our common stock during the twelve months ended December 31, 2023 were $57.00 and $29.85, respectively. In addition to the other risks and uncertainties described elsewhere in this Annual Report on Form 10-K and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:

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
Further, in connection with our Convertible Notes issuances, we have entered into indentures, dated as of March 1, 2021 and August 18, 2022 (the “Indentures”), with The Bank of New York Mellon Trust Company, N.A., as trustee. Certain provisions in the Indentures could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the Convertible Notes will have the right to require us to repurchase their Convertible Notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their Convertible Notes in connection with such takeover. In addition, a change of control constitutes an event of default under our 2022 Credit Agreement. Such event of default could result in the administrative agent or the lender parties thereto declaring the unpaid principal, all accrued and unpaid interest, and all other amounts owing or payable under the 2022 Credit Agreement to be immediately due and payable. In either case, and in other cases, our obligations under the Convertible Notes and the Indentures could increase the cost of acquiring us or otherwise discourage a third-party from acquiring us or removing incumbent management.
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
Patent protection in general, including for protein-based products is based on evolving complex legal principles and factual questions, which introduce uncertainties as to patentability, patent scope, validity and enforcement. In recent years, there have been significant changes in patent law, including the legal standards that govern the patentability and scope of biotechnology patents. Recent court decisions have made it more difficult to obtain patents, by making it more difficult to satisfy the patentable subject matter requirements, disclosure and enablement requirements, and the non-obviousness requirement; decreasing the availability of injunctions against infringers; and increasing the likelihood of challenging the validity of a patent through a declaratory judgment action. Taken together, these decisions could make it more difficult and costly for us to obtain, license and enforce our patents. In addition, patents may be challenged through post-grant opposition proceedings and be subject to a prior user defense to infringement. There also have been, and continue to be, policy discussions concerning the scope of patent protection, including for biotechnology inventions. Social and political opposition to biotechnology patents may lead to narrower patent protection within the biotechnology industry. Judicial and legislative changes introduce significant uncertainty in the patent law landscape and may potentially negatively impact our ability to procure, maintain and enforce patents to provide exclusivity for our products and may allow others to use our discoveries to develop and commercialize competitive products, which could impair our business.
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
We also face risks relating to the reporting of pricing data that affects the reimbursement of and discounts provided for our products. Government price reporting regulations are complex and may require a manufacturer to update certain previously submitted data. If our submitted pricing data is incorrect, we may become subject to substantial fines and penalties or other government enforcement actions, which could have a material adverse effect on our business and results of operations. In addition, as a result of restating previously reported price data, we also may be required to pay additional rebates and provide additional discounts.
We face competition and rapid technological change that could result in the development of products by others that are competitive with our proprietary and partnered products, including those under development.
Our proprietary and partnered products have numerous competitors in the U.S. and abroad including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that have developed competing products. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. The competitors for Hylenex recombinant include, but are not limited to, Amphastar Pharmaceuticals, Inc.’s product, Amphadase®, a bovine (bull) hyaluronidase. For our ENHANZE technology, such competitors may include major pharmaceutical and specialized biotechnology firms. These competitors may develop technologies and products that are more effective, safer, or less costly than our current or future proprietary and partnered products and product candidates or that could render our and our partners’ products, technologies and product candidates obsolete or noncompetitive.

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
Furthermore, if we were to lose key personnel, we may lose some portion of our institutional knowledge and technical know-how, potentially causing a disruption or delay in one or more of our partnered development programs until adequate replacement personnel could be hired and trained. In addition, we do not have key person life insurance policies on the lives of any of our employees which would help cover the cost associated with the loss of key employees.
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
Item 1B.Unresolved Staff Comments
None.

Item 1C.    Cybersecurity
Our information technology systems (“IT Systems”) play a central role in running nearly all aspects of our business operations. Our IT Systems are used for a variety of critical business functions including, but not limited to, internal and external communications, managing our documents and records, supporting functional and enterprise business processes and providing shared work environments across various business functions. Therefore, responding efficiently and effectively to cybersecurity incidents and threats is an important component of our enterprise risk management strategy. In order to respond to such incidents and threats, we have implemented a carefully designed Incident Response Plan (“IRP”).
Cybersecurity Risk Management and Strategy
The IRP provides our management and information technology personnel with processes and procedures for assessing, identifying, managing and escalating material risks from cybersecurity threats which have been integrated into our overall risk management processes. For example, our enterprise risk management processes involve the identification of events that may arise in the course of operating our business and the potential impact of such events on our business. We have identified and prioritized cybersecurity events as requiring increased managerial focus and urgency in actions taken to mitigate cybersecurity risks due to the potential impact such events could have on our business. Although the risks from cybersecurity threats have not materially affected our business strategy, results of operations or financial condition, it is possible that a cybersecurity incident resulting in a serious compromise of our IT Systems or a demand for payment to restore our IT Systems, could have a material adverse effect on us by negatively impacting our ability to operate our business effectively and by diverting the attention of our management and other resources, including financial resources, to address the cybersecurity incident. Despite our efforts to mitigate the risks associated with cybersecurity threats, we cannot eliminate all such risks or provide assurance that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.
In connection with our processes for assessing, identifying and managing risk from cybersecurity, we engage various third parties to assist in managing these processes including:
•Outside cybersecurity legal counsel to assist in updating our IRP and for consultation and coordination with other third parties in the event of a cyber incident;
•Cybersecurity vendors that would perform various investigation services in the event of a cyber incident including assisting in determining the type of attack and impact to our information technology network, maintaining cybersecurity vigilance and assisting with the recovery and restoration of any impacted IT System services;
•Cybersecurity experts who would, in the event of a cybersecurity incident, assist with validation of the incident; and
•Vendors that would provide breach response services such as communications, notification to third parties and credit monitoring.
In addition to our IRP, we have also implemented processes to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers. For example, where appropriate, we seek to negotiate contractual terms with certain third-party service providers that impose obligations on such service providers with the goal of protecting our confidential information.
Cybersecurity Governance
Our Incident Response Team has the primary responsibility of assessing and managing risks from cybersecurity threats and implementing the various stages of our IRP set forth above. The Incident Response Team is comprised of the following IT Systems management personnel and members of senior management:
•Chief Information Officer (“CIO”) – Our CIO has over forty years of information technology experience across a wide range of industry sectors including insurance, financial and life sciences and forty years in life science research and development information security. For the past four years, our CIO has had oversight of our cybersecurity strategy and building out our cybersecurity capabilities and infrastructure in response to the growing threat from potential cyber security incidents on our IT Systems. Our CIO has also led the initiative to integrate our cybersecurity management into our overall enterprise risk management strategy. Our CIO has an NACD CERT certificate in cybersecurity oversight;
•Associate Director, Information Technology (“IT Security Director”) – Our IT Security Director has approximately twenty years of relevant information technology experience including at least fifteen years of hands-on experience working in various cybersecurity domains, including asset and network security and architecture, identity access management, disaster recovery and business continuity. Our IT Security Director’s responsibilities include serving as the lead for cybersecurity under the direction of the CIO and maturing our cybersecurity program across all cybersecurity domains, including security and risk management. Our IT Security Director is a Certified Information Systems Security Professional and has an NACD CERT certificate in cybersecurity oversight;
•Senior Vice President, Chief Legal Officer – Our Chief Legal Officer oversees our enterprise risk management strategy and serves as the executive management representative on our Incident Response Team; and
•Vice President, Business Continuity & Sustainable Operations (“VP Business Continuity”) – Our VP Business Continuity has responsibility for overseeing our Business Continuity Plan which incorporates our IRP. Our VP Business Continuity has over 15 years leading the business continuity programs for various companies and has training on ISO 22301 (the Business Continuity ISO Standard).
Under its committee charter, the Audit Committee of the Board of Directors (the “Audit Committee”) is responsible for discussing with senior management our policies with respect to risk assessment and risk management and for discussing with management our financial risk exposures and the steps management has taken to monitor and control such exposures. In particular, the Audit Committee oversees our cybersecurity strategy designed to identify, assess and mitigate cybersecurity risks, and reviews our cybersecurity and other information technology risks, controls and procedures, and receives periodic updates from management on cybersecurity regarding the adequacy and effectiveness of our cybersecurity measures. In fulfilling this oversight responsibility, the Audit Committee receives a periodic update of our cybersecurity strategy. Included in this review is a thorough discussion of the risks from cybersecurity threats including the potential impact of such threats to our operations. Specifically, with respect to cybersecurity risks, Incident Response Team members report to the Audit Committee on the (i) potential impact of the risk to the business, (ii) our current capabilities in managing such risks, (iii) the urgency for action in managing such risks and (iv) the outlook for a potential impact on us as a result of the risk. The Audit Committee also receives reports from members of the Incident Response Team on our mitigation efforts to address cybersecurity risks.
We have also instituted a separate process for communicating with the Audit Committee regarding any risks from an actual cybersecurity threat in the event we are the target of a specific cybersecurity incident. As part of our response to such an incident, members of the Incident Response Team would provide an initial awareness communication of the incident to our Chief Executive Officer who would in turn inform the Chairman of our Board of Directors (“Board Chair”) and the Chair of the Audit Committee (“Audit Committee Chair”). Following an initial assessment of the incident by senior management and IT Systems personnel, we would provide a follow-up communication to the Board Chair and Audit Committee Chair and determine whether further escalation to the full Board of Directors is warranted.

Item 2.Properties
Our properties consist of leased office, laboratory, warehouse and assembly facilities. Our administrative offices and research facilities are located in San Diego, California. We also lease a building in Minnetonka, Minnesota consisting of office, assembly operations, and warehousing space, and have a small administrative office in Ewing, New Jersey. As of December 31, 2023, we leased an aggregate of approximately 162,000 square feet of space. We believe our facilities are adequate for our current and near-term needs.
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
Our common stock is listed on the NASDAQ Global Select Market under the symbol “HALO.” As of February 14, 2024, we had approximately 72,264 stockholders of record and beneficial owners of our common stock.
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
Purchase of Equity Securities by the Issuer
In December 2021, our Board of Directors authorized a capital return program to repurchase up to $750.0 million of our outstanding common stock over a three-year period. During 2021, we repurchased 3.9 million shares of common stock for $150.0 million at an average price of $38.51. During 2022, we repurchased 4.5 million shares of common stock for $200.0 million at an average price of $44.44. During 2023, excluding the shares we received in the Accelerated Share Repurchase (“ASR”), we repurchased 4.2 million shares of common stock for $150.0 million at an average price of $36.01. We repurchased a total of 12.6 million shares for $500.0 million at an average price per share of $39.81 excluding the 5.5 million shares we received under the ASR in November 2023.
We accelerated the initiation of our planned 2024 share repurchases and in November 2023, we entered into an ASR agreement with Bank of America to accelerate the remaining $250.0 million of share repurchases under the approved capital return program. Pursuant to the agreement, at the inception of the ASR, we paid $250.0 million to Bank of America and took initial delivery of 5.5 million shares.
In February 2024, our Board of Directors authorized a new capital return program to repurchase up to $750.0 million of our outstanding common stock.

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
The graph below compares Halozyme Therapeutics, Inc.’s cumulative five-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2018 to December 31, 2023. The historical stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN FROM 12/31/2018 THROUGH 12/31/2023

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Halozyme Therapeutics Inc
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Halozyme Therapeutics, Inc.	$100	$121	$292	$275	$389	$253
NASDAQ Composite	$100	$137	$198	$242	$163	$236
NASDAQ Biotechnology	$100	$125	$158	$158	$142	$149

Item 6.[Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the Part I, Item 1A, Risks Factors, and elsewhere in this Annual Report on Form 10-K. References to “Notes” are Notes included in our Notes to Consolidated Financial Statements.
Overview
Halozyme Therapeutics, Inc. is a biopharmaceutical company advancing disruptive solutions to improve patient experiences and outcomes for emerging and established therapies.
As the innovators of ENHANZE ® drug delivery technology (“ENHANZE”) with our proprietary enzyme, rHuPH20, our commercially validated solution is used to facilitate the subcutaneous (“SC”) delivery of injected drugs and fluids with the goal of reducing the treatment burden for patients. We license our technology to biopharmaceutical companies to collaboratively develop products that combine ENHANZE® with our partners’ proprietary compounds. We also develop, manufacture and commercialize, for ourselves or with our partners, drug-device combination products using our advanced auto-injector technologies that are designed to provide commercial or functional advantages such as improved convenience, reliability and tolerability, and enhanced patient comfort and adherence.
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
We currently have ENHANZE collaborations and licensing agreements with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Takeda Pharmaceuticals International AG and Baxalta US Inc. (“Takeda”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol Myers Squibb Company (“BMS”), argenx BVBA (“argenx”), ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”), Chugai Pharmaceutical Co., Ltd (“Chugai”) and Acumen Pharmaceuticals, Inc. (“Acumen”). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales-based milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently earn royalties from four of these collaborations, including royalties from sales of one product from the Takeda collaboration, four products from the Roche collaboration, one product from the Janssen collaboration and one product from the argenx collaboration.
We have commercialized auto-injector products with several pharmaceutical companies including Teva Pharmaceutical Industries, Ltd. (“Teva”) and Otter Pharmaceuticals, LLC (“Otter”). We have development programs including auto-injectors with Idorsia Pharmaceuticals Ltd. (“Idorsia”).
Our commercial portfolio of proprietary products includes Hylenex®, utilizing rHuPH20, and our specialty product XYOSTED®, utilizing our auto-injector technology.

Our 2023 and recent key events are as follows:
Roche
•In January 2024, Roche received EC marketing authorization for Tecentriq SC for all approved indications of Tecentriq IV for multiple cancer types.
•In September 2023, Chugai, a member of the Roche Group, announced that it had obtained regulatory approval for Phesgo from the MHLW in Japan. We are entitled to receive royalties for Phesgo® sales in Japan under our agreement with Roche.
•In September 2023, Roche informed us that there will be a delay in the projected launch timing for Tecentriq SC in the U.S. as a result of Roche’s need to update CMC processes for Tecentriq SC. Roche expects a potential launch of Tecentriq SC in the U.S. in 2024.
•In August 2023, Roche announced the approval of Tecentriq SC with ENHANZE by the MHRA in Great Britain, resulting in an $8.0 million milestone payment to us and the right to receive royalties on net product sales.
•In July 2023, Roche announced that the Phase III OCARINA II trial evaluating ocrelizumab SC with ENHANZE as a twice a year 10-minute SC injection met its primary and secondary endpoints in patients with relapsing forms of MS, RMS or PPMS. Subsequently, Roche filed with regulatory authorities in the EU, UK and U.S.
argenx
•In February 2024, argenx announced that the FDA had accepted for priority review a sBLA for VYVGART Hytrulo for the treatment of CIDP. The application has been granted a PDUFA action date of June 21, 2024. In July 2023, argenx reported positive data from the ADHERE study evaluating VYVGART Hytrulo with ENHANZE in adults with CIDP. The study met its primary endpoint resulting in a 61% reduction in risk of relapse compared to placebo.
•In January 2024, argenx received regulatory approval in Japan for VYVDURA (efgartigimod alfa and hyaluronidase-qvfc) co-formulated with ENHANZE for the treatment of adult patients with gMG including options for self-administration, resulting in a $5.0 million milestone payment.
•In November 2023, argenx received EC approval of VYVGART SC (efgartigimod alfa and hyaluronidase-qvfc) co-formulated with ENHANZE for the treatment of gMG in adult patients who are AChR antibody positive, and in December 2023 VYVGART SC was made available to patients, resulting in $23.0 million in milestone payments. The European approval of VYVGART SC provides the option for patient self-administration.
•In September 2023, Zai Lab limited (argenx commercial partner for China) announced the CDE of the NMPA granted Breakthrough Therapy Designation for efgartigimod alfa injection (SC injection) (efgartigimod SC) for the treatment of patients with CIDP. The Breakthrough Therapy Designation for efgartigimod SC was supported by data from both global and Chinese patients enrolled in the ADHERE study.
•In June 2023, argenx received U.S. FDA approval for VYVGART Hytrulo injection with ENHANZE for SC use for the treatment of gMG in adult patients who are AChR antibody positive and in July 2023 VYVGART Hytrulo was made available to patients, resulting in $33.0 million in milestone payments and the right to receive royalties on net product sales.
Janssen
•In January 2024, Janssen announced submission of a sBLA to the FDA seeking approval of a new indication for DARZALEX FASPRO in combination with D-VRd for induction and consolidation treatment and with D-R for maintenance treatment of adult patients who are NDMM and are eligible for ASCT.
ViiV
•In August 2023, ViiV initiated a Phase 2b study to evaluate the efficacy, safety, PK and tolerability of VH3810109 (N6LS) administered subcutaneously with ENHANZE in combination with cabotegravir.
•In August 2023, ViiV achieved a development milestone resulting in a $5.0 million milestone payment to us.
Takeda
•In February 2024, Takeda submitted a New Drug Application in Japan seeking approval for TAK-771, subcutaneous 10% human immunoglobulin with ENHANZE, for treatment of primary immunodeficiency.
•In January 2024, Takeda received FDA and EC approval for HYQVIA for the treatment of CIDP as maintenance therapy to prevent the relapse of neuromuscular disability and impairment in adults.

•In October 2023, Takeda initiated a Phase 2/3 study to evaluate PK, safety, and tolerability of subcutaneous administration of TAK-881 in adult and pediatric participants with PIDD.
•In April 2023, Takeda announced that the U.S. FDA approved a sBLA to expand the use of HYQVIA to treat primary immunodeficiency in children.
BMS
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
Acumen
•In November 2023, we and Acumen entered into a global collaboration and non-exclusive license agreement that provides Acumen access to ENHANZE for a single target. Acumen intends to explore the potential use of ENHANZE for ACU193, Acumen’s clinical stage monoclonal antibody candidate to target Amyloid-β Oligomers for treatment of early Alzheimer’s disease.
Teva
•In November 2023, Teva announced FDA approval of the generic version of Forteo, featuring our multi-dose auto-injector pen platform for the treatment of osteoporosis among certain women and men.
Corporate
•In February 2024, we announced our third capital return program to repurchase up to $750.0 million of our outstanding common stock.
•During 2023, we repurchased 4.2 million shares of common stock in open market transactions for $150.0 million at an average price per share of $36.01. In November 2023, we accelerated the initiation of our planned 2024 share repurchases and entered into an ASR agreement with Bank of America to accelerate the remaining $250.0 million of share repurchases under the $750.0 million approved capital return program. We paid $250.0 million to Bank of America and took initial delivery of 5.5 million shares.
•In August 2023, we announced positive results of a clinical study with our high-volume auto-injector demonstrating SC administration of 10 mL of a representative biologic product co-formulated with our ENHANZE® drug delivery technology in approximately 30 seconds. The results were presented at the 13th annual Partnership Opportunities in Drug Delivery (“PODD”) conference in October 2023.
•In January 2023, we elected to redeem all of our remaining outstanding 1.25% convertible senior notes due 2024. In March 2023, the outstanding amount of the 2024 Convertible Notes converted in full and we paid $13.5 million in cash and issued 288,886 shares.

Results of Operations
Comparison of Years Ended December 31, 2023 and 2022
Royalties – Royalties were as follows (in thousands):

	Year Ended December 31,
	2023	2022	Change	Percentage Change
Royalties	$447,865	$360,475	$87,390	24%
The increase in royalties was primarily driven by continued sales uptake of DARZALEX SC by Janssen and Phesgo by Roche in all geographies and contributions from new device royalty revenue as a result of the Antares acquisition in May 2022, partially offset by slightly lower sales of Herceptin SC and MabThera SC by Roche. We expect royalty revenue to continue to grow as a result of our 2020 and 2023 ENHANZE partner product launches, offsetting the ongoing impact from IV biosimilars on pricing of mature partner products delivered SC with ENHANZE and the expected royalty rate reduction in March of 2024 for certain sales of DARZALEX SC outside of the U.S.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Year Ended December 31,
	2023	2022	Dollar Change	Percentage Change
Sales of proprietary products	$130,834	$72,849	$57,985	80%
Sales of bulk rHuPH20	115,442	82,084	33,358	41%
Sales of device partnered products	54,578	36,097	18,481	51%
Total product sales, net	$300,854	$191,030	$109,824	57%
The increase in product sales was primarily due to contributions from our proprietary and device partnered products as the result of the Antares acquisition in May 2022 and higher sales of bulk rHuPH20 driven by partner demand. We expect sales of our proprietary products will grow in future years as we continue to gain market share in the TRT market. We expect product sales of bulk rHuPH20 and device partnered products to fluctuate in future periods based on the needs of our partners.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Year Ended December 31,
	2023	2022	Dollar Change	Percentage Change
Upfront license fees, license fees for the election of additional targets, event-based payments, license maintenance fees and amortization of deferred upfront and other license fees:
Upfront license and target nomination fees	$2,000	$30,000	$(28,000)	(93)%
Event-based development milestones and regulatory milestones and other fees	69,000	59,000	10,000	17%
Sales-based milestone	—	10,000	(10,000)	(100)%
Device licensing and development revenue	9,534	9,611	(77)	(1)%
Total revenues under collaborative agreements	$80,534	$108,611	$(28,077)	(26)%
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

Operating expenses – Operating expenses were as follows (in thousands):

	Year Ended December 31,
	2023	2022	Change	Percentage Change
Cost of sales	$192,361	$139,304	$53,057	38%
Amortization of intangibles	73,773	43,148	30,625	71%
Research and development	76,363	66,607	9,756	15%
Selling, general and administrative	149,182	143,526	5,656	4%
Cost of Sales – Cost of sales consists primarily of raw material costs, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of our proprietary products, device partnered products and bulk rHuPH20. The increase in cost of sales was primarily due to an increase in sales of our proprietary and device partnered products as a result of the Antares acquisition in May 2022 and higher bulk rHuPH20 sales.
Amortization of intangibles – The increase in amortization of intangibles expense was due to the recognition of a full year amortization expense during the current year for our acquired intangible assets and an impairment charge of $2.5 million to fully impair the TLANDO product rights intangible asset as a result of the license agreement termination notice provided to Lipocine in September 2023.
Research and Development – Research and development expenses consist of external costs, salaries and benefits, and allocation of facilities and other overhead expenses related to research manufacturing, preclinical and regulatory activities related to our collaborations, and our development platforms. The increase in research and development expenses was primarily due to an increase in compensation expense related to the ongoing combined larger workforce from the Antares acquisition to support the device platform in regulatory, quality and manufacturing, as well as planned investments in ENHANZE, partially offset by one-time transaction costs incurred in the prior year.
Selling, General and Administrative – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related costs for personnel in executive, selling and administrative functions as well as professional fees for legal and accounting, business development, commercial operations support for proprietary products and alliance management and marketing support for our collaborations. The increase in SG&A expenses was primarily due to an increase in compensation expense related to the ongoing combined larger workforce, including the addition of commercial resources in sales and marketing for TRT products, partially offset by one-time transaction costs incurred in the prior year.
Investment and other income (expense), net - Investment and other income (expense), net was as follows (in thousands):

	Year Ended December 31,
	2023	2022	Change	Percentage Change
Investment and other income, net	$16,317	$1,046	$15,271	1,460%
Investment and other income (expense), net consists primarily of interest income on our cash, cash-equivalent and marketable securities. The increase in investment and other income, net was primarily due to a significant increase in market interest rates as well as an increase in the average invested balance.
Interest Expense – Interest expense was as follows (in thousands):

	Year Ended December 31,
	2023	2022	Change	Percentage Change
Interest expense	$18,762	$16,947	$1,815	11%
The modest increase in interest expense was primarily due to an increase in interest expense related to our 2028 Convertible Notes, partially offset by the repayment of our 2022 Term Facility and outstanding Revolving Credit Facility during the third quarter of 2022 and a reduction in interest expense related to our 2024 Convertible Notes which were converted in the first quarter of 2023.
Income Taxes – Income taxes were as follows (in thousands):

	Year Ended December 31,
	2023	2022	Change	Percentage Change
Income tax expense	$66,735	$46,789	$19,946	43%

The increase in income tax expense was primarily due to higher income before taxes recognized during the current year, partially offset by federal research and development credits.
Comparison of Years Ended December 31, 2022 and 2021
For discussion related to changes in financial condition and the results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 21, 2023.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $336.0 million. We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaboration agreements and cash that we may raise through future financing transactions. We may raise cash through any one of the following financing vehicles: (i) new collaborative agreements; (ii) expansions or revisions to existing collaborative relationships; (iii) private financings; (iv) other equity or debt financings; (v) monetizing assets; and/or (vi) the public offering of securities.
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
Long-term debt
Our long-term debt consists of convertible notes. The aggregate principal amount of our convertible notes is $1,525.0 million. Future interest payments associated with our convertible notes total $39.7 million, with $9.2 million payable within 12 months.
Leases
We have lease arrangements related to our office and research facilities and certain vehicles under non-cancelable operating leases. As of December 31, 2023, we have lease payment obligations of $40.7 million, with $6.6 million payable within 12 months.
Third-party manufacturing obligations
We have contracted with third-party manufacturers for the supply of bulk rHuPH20, fill/finish of Hylenex recombinant, other proprietary products and partnered products. Under these agreements, we are required to purchase certain quantities each year during the terms of the agreements. Contractual obligations for purchases of goods or services include agreements that are enforceable and legally binding to us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. For obligations with cancellation provisions, the amounts disclosed were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee. As of December 31, 2023, we had third-party manufacturing obligations of $107.4 million, payable within 12 months.
Other purchase obligations and commitments
Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services. As of December 31, 2023, we had other purchase obligations and other commitments of $20.3 million, with $19.1 million payable within 12 months.
The expected timing of payments of the obligations above is estimated based on information we have as of December 31, 2023. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

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
Cash Flows

	Year Ended December 31,
	2023	2022	Change
Net cash provided by operating activities	$388,571	$240,110	$148,461
Net cash used in investing activities	(96,909)	(487,005)	390,096
Net cash (used in) provided by financing activities	(407,987)	362,371	(770,358)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(116,325)	$115,476	$(231,801)
Operating Activities
The increase in net cash provided by operations was primarily due to an increase in revenue and a decrease in working capital spend.
Investing Activities
The decrease in net cash used in investing activities was primarily due to the acquisition of Antares in the prior year, partially offset by a decrease in cash from the sale and maturity of marketable securities, an increase in purchases of marketable securities as we continue to invest excess cash, a decrease in proceeds from the sale of assets, and an increase in capital spend for the purchase of manufacturing equipment and new facility improvements.
Financing Activities
The increase in net cash used in financing activities was primarily due to $702.0 million in cash received in the prior year from the issuance of our 2028 Convertible Notes, $202.5 million increase in the repurchase of common stock and a $6.2 million reduction in net proceeds from the issuance of common stock under equity incentive plans. The increase was partially offset by $69.1 million cash paid for our Capped Call Transaction in the prior year, $64.0 million reduction in cash paid on the conversion of our 2024 Convertible Notes, and $7.1 million cash paid for debt issuance costs in the prior year.
Share Repurchases
In December 2021, our Board of Directors authorized a share repurchase program to repurchase up to $750.0 million of our outstanding common stock over a three-year period. In February 2024, our Board of Directors authorized a new capital return program to repurchase up to $750.0 million of our outstanding common stock. Refer to Note 10, Stockholders’ Equity, of our consolidated financial statements for additional information regarding our share repurchases.

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
The 2028 Convertible Notes pay interest semi-annually in arrears on February 15th and August 15th of each year at an annual rate of 1.00%. The 2028 Convertible Notes are general unsecured obligations and rank senior in right of payment to all indebtedness that is expressly subordinated in right of payment to the 2028 Convertible Notes, rank equally in right of payment with all existing and future liabilities that are not so subordinated, are effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our current or future subsidiaries. The 2028 Convertible Notes have a maturity date of August 15, 2028.
Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2028 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. As of December 31, 2023, the 2028 Convertible Notes were not convertible.
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
The 2027 Convertible Notes pay interest semi-annually in arrears on March 1st and September 1st of each year at an annual rate of 0.25%. The 2027 Convertible Notes are general unsecured obligations and rank senior in right of payment to all indebtedness that is expressly subordinated in right of payment to the 2027 Convertible Notes, rank equally in right of payment with all existing and future liabilities that are not so subordinated, are effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our current or future subsidiaries. The 2027 Convertible Notes have a maturity date of March 1, 2027.
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. As of December 31, 2023, the 2027 Convertible Notes were not convertible.

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
1.25% Convertible Notes due 2024
In November 2019, we completed the sale of $460.0 million in aggregate principal amount of 1.25% Convertible Senior Notes due 2024 (the “2024 Convertible Notes”). The net proceeds in connection with the issuance of the 2024 Convertible Notes, after deducting the initial purchasers’ fee of $12.7 million, was approximately $447.3 million. We also incurred debt issuance cost totaling $0.3 million. Debt issuance costs and the initial purchasers’ fee were presented as a debt discount.
In January 2021, we notified the note holders of our irrevocable election to settle the principal of the 2024 Convertible Notes in cash and for the premium, to deliver shares of common stock. The conversion rate for the 2024 Convertible Notes was 41.9208 shares of common stock per $1,000 in principal amount of 2024 Convertible Notes, equivalent to a conversion price of approximately $23.85 per share of our common stock. The conversion rate was subject to adjustment.
In March 2021, we completed a privately negotiated, induced conversion of $369.1 million principal amount of the 2024 Convertible Notes (“2021 Note Repurchases” or the “2021 Induced Conversion”). In connection with the 2021 Induced Conversion, we paid approximately $370.2 million in cash, which included principal and accrued interest, and issued approximately 9.08 million shares of our common stock representing the intrinsic value based on the contractual conversion rate and incremental shares as an inducement for conversion. As a result of the 2021 Induced Conversion, we recorded $21.0 million in induced conversion expense which was included in other income (expense) of our consolidated statements of income in 2021. The induced conversion expense represented the fair value of the common stock issued upon conversion in excess of the common stock issuable under the original terms of the 2024 Convertible Notes.
In August 2022, we completed a privately negotiated induced conversion of $77.4 million principal amount of the 2024 Convertible Notes (“2022 Note Repurchases” or the “2022 Induced Conversion”). In connection with the 2022 Induced Conversion, we paid approximately $77.6 million in cash, which included principal and accrued interest, and issued approximately 1.51 million shares of our common stock representing the intrinsic value based on the contractual conversion rate and incremental shares as an inducement for conversion. As a result of the 2022 Induced Conversion, we recorded $2.7 million in induced conversion expense which was included in other income (expense) of our consolidated statements of income in 2022. The induced conversion expense represented the fair value of the common stock issued upon conversion in excess of the common stock issuable under the original terms of the 2024 Convertible Notes.
In January 2023, we issued a notice for the redemption of 2024 Convertible Notes. Holders of the notes could convert their notes at any time prior to the close of the business day prior to the redemption date. In March 2023, holders of the notes elected to convert the 2024 Convertible Notes in full. In connection with the conversion, we paid approximately $13.5 million in cash which included principal and accrued interest, and issued 288,886 shares of our common stock representing the intrinsic value based on the contractual conversion rate.
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
Borrowings under the 2022 Facility bear interest, at our option, at a rate equal to an applicable margin plus: (a) the applicable Term Secured Overnight Financing Rate (“SOFR”) (which includes a SOFR adjustment of 0.10%), or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the Bank of America prime rate, (3) the Term SOFR rate for an interest period of one month plus 1.10%, and (4) 1.00%. The margin for the 2022 Facility ranges, based on our consolidated total net leverage ratio, from 0.25% to 1.25% in the case of base rate loans and from 1.25% to 2.25% in the case of Term SOFR rate loans. In addition to paying interest on the outstanding principal under the 2022 Facility, we will pay (i) a commitment fee in respect of the unutilized commitments thereunder and (ii) customary letter of credit fees and agency fees. The commitment fees range from 0.15% to 0.35% per annum based on our consolidated net leverage ratio.
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
As of December 31, 2023, the revolving credit facility was undrawn.

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are outlined in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Annual Report on Form 10-K. We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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
For collaborative arrangements, when necessary, we perform an allocation of the upfront amount based on relative stand-alone selling prices (“SSP”) of licenses for individual targets. We determine
license SSP using an income-based valuation approach utilizing risk-adjusted discounted cash flow projections.	The inputs used in the valuation model to determine SSP are based on estimates utilizing market data and information provided by our collaboration partners.	Differences in the allocation of the transaction price between delivered and undelivered performance obligations can impact the timing of revenue recognition but do not change the total revenue recognized under any agreement.

Share-Based Payments
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

We maintain a Stock Incentive Plan, which provides for share-based payment awards, including stock options, restricted stock and performance awards. We determine the fair value of our stock option awards at the date of grant using a Black-Scholes model. We determine the fair value of our restricted stock unit awards at the date of grant using the closing market value of our common stock on the date of grant. We determine the grant date fair value for the PSU awards using a Monte Carlo simulation pricing model.	Option-pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield and future employee stock option exercise behaviors. Changes in these assumptions can materially affect the fair value estimate.

Our performance awards require management to make assumptions regarding the likelihood of achieving long-term Company goals.

We do not currently believe there is a reasonable likelihood that there will be a material change in estimates or assumptions we used to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

If actual results are not consistent with the assumptions used, the share-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the share-based compensation. A 10% change in our share-based compensation expense for the year ended December 31, 2023 would have affected pre-tax earnings by approximately $3.7 million in 2023.

Goodwill and Intangibles
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions
We estimate the fair value of acquired intangible assets that have finite useful lives whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. We test for potential impairment of goodwill and other intangible assets that have indefinite useful lives annually in the second fiscal quarter or whenever indicators of impairment arise.	In the year of acquisition, significant estimates and assumptions are used to estimate the fair value of the intangible assets. Subsequent to the initial recognition, we monitor these assets for impairment indicators.	A change in any of the estimates or assumptions used may result an impairment charge in our consolidated statement of income.
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of our consolidated financial statements for a discussion of recent accounting pronouncements and their effect, if any, on us.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk
As of December 31, 2023, our cash equivalents and marketable securities consisted of investments in money market funds, asset-backed securities, U.S. Treasury securities, corporate debt securities, agency bonds and commercial paper. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security may decline. Based on our current investment portfolio as of December 31, 2023, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
We hedge a portion of foreign currency exchange risk associated with forecasted royalties revenue denominated in Swiss francs to reduce the risk of our earnings and cash flows being adversely affected by fluctuations in exchange rates. These transactions are designated and qualify as cash flow hedges. The cash flow hedges are carried at fair value with mark-to-market gains and losses recorded within AOCI in our consolidated balance sheets and reclassified to royalty revenue in our consolidated statements of income in the same period as the recognition of the underlying hedged transaction. We do not issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the period ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework) (the “COSO criteria”). Based on our assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on the COSO criteria. The independent registered public accounting firm that audited the consolidated financial statements that are included in this Annual Report on Form 10-K has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2023. The report appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Halozyme Therapeutics, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Halozyme Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Halozyme Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2023, and the related notes the financial statement schedule listed in the Index at Item 15(a) and our report dated February 20, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Diego, California
February 20, 2024

Item 9B.Other Information
During the three months ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors is incorporated by reference to our definitive Proxy Statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission in connection with our 2024 Annual Meeting of Stockholders no later than 120 days after December 31, 2023 under the heading “Election of Directors.” The information required by this item regarding our code of ethics is incorporated by reference to the information under the caption “Code of Conduct and Ethics and Corporate Governance Guidelines” to be contained in the Proxy Statement. The information required by this item regarding our Audit Committee is incorporated by reference to the information under the caption “Board Meetings and Committees—Audit Committee” to be contained in the Proxy Statement. The information required by this item regarding material changes, if any, to the process by which stockholders may recommend nominees to our Board of Directors is incorporated by reference to the information under the caption “Board Meetings and Committees—Nominating and Governance Committee” to be contained in the Proxy Statement.
Executive Officers
Helen I. Torley, M.B. Ch. B., M.R.C.P. (61), President, Chief Executive Officer and Director. Dr. Torley joined Halozyme in January 2014 as President and Chief Executive Officer and as a member of Halozyme’s Board of Directors. Throughout her career, Dr. Torley has led several successful product launches, including Kyprolis®, Prolia®, Sensipar®, and Miacalcin®. Prior to joining Halozyme, Dr. Torley served as Executive Vice President and Chief Commercial Officer for Onyx Pharmaceuticals (“Onyx”) from August 2011 to December 2013 overseeing the collaboration with Bayer on Nexavar® and Stivarga® and the U.S. launch of Kyprolis®. She was responsible for the development of Onyx's commercial capabilities in ex-U.S. markets and in particular, in Europe. Prior to Onyx, Dr. Torley spent 10 years in management positions at Amgen Inc., most recently serving as Vice President and General Manager of the U.S. Nephrology Business Unit from 2003 to 2009 and the U.S. Bone Health Business Unit from 2009 to 2011. From 1997 to 2002, she held various senior management positions at Bristol-Myers Squibb, including Regional Vice President of Cardiovascular and Metabolic Sales and Head of Cardiovascular Global Marketing. She began her career at Sandoz/Novartis, where she ultimately served as Vice President of Medical Affairs, developing and conducting post-marketing clinical studies across all therapeutic areas, including oncology. Within the past five years, Dr. Torley served on the Board of Directors of Quest Diagnostics Incorporated, a diagnostic information services company. Before joining the industry, Dr. Torley was in medical practice as a senior registrar in rheumatology at the Royal Infirmary in Glasgow, Scotland. Dr. Torley received her Bachelor of Medicine and Bachelor of Surgery degrees (M.B. Ch.B.) from the University of Glasgow and is a Member of the Royal College of Physicians (M.R.C.P).
Nicole LaBrosse (41), Senior Vice President, Chief Financial Officer. Ms. LaBrosse has served as the Senior Vice President, Chief Financial Officer since February 2022 and has over 20 years of public accounting and corporate finance experience. She previously served as the Company’s Vice President, Finance and Accounting from January 2020 to February 2022 and as the Company’s Executive Director, Controller from July 2017 to December 2019. From June 2015 to June 2017, she was the Company’s Senior Director, Financial Reporting. Prior to joining the Company, Ms. LaBrosse was an auditor with PricewaterhouseCoopers, LLP from 2004 to 2015. She received a certified public accounting license after receiving a B.S. degree in corporate finance and accounting and her M.S. degree in accounting from Bentley College.
Mark Snyder (57), Senior Vice President, General Counsel, Chief Compliance Officer and Secretary. Mr. Snyder joined Halozyme in January 2022 as Senior Vice President, General Counsel, Chief Compliance Officer and Secretary. Mr. Snyder has

over 30 years of experience in legal and business management roles. Prior to joining Halozyme, from January 2008 to December 2021, Mr. Snyder served in various senior positions in the legal department at Qualcomm Incorporated, a wireless communications company, including his most recent positions as Senior Vice President & Deputy General Counsel, Litigation, from April 2016 to December 2021 and Vice President, Patent Counsel, from October 2010 to April 2016. Before Qualcomm, Mr. Snyder served as Lead Intellectual Property Counsel at Kyocera Wireless Corp., a wireless communications company, and has held legal and business management roles in two smaller companies. Mr. Snyder began his legal career as a patent attorney at the law firm of Sheridan Ross & McIntosh. Mr. Snyder received his B.S. degree in chemical engineering at the University of Rochester and his M.B.A. degree from Boston College Carroll School of Business. He received his J.D. from Boston College Law School.
Michael J. LaBarre (60), Senior Vice President, Chief Technical Officer. Dr. LaBarre joined Halozyme in June 2008 as Vice President, Product Development and has served in various officer positions most recently as Senior Vice President, Chief Technical Officer since January 2020. Prior to joining Halozyme, Dr. LaBarre served as Vice President, Product Development at Paramount BioSciences, a pharmaceutical company, from April 2006 to June 2008. Prior to that he served as Director, Analytical and Protein Biochemistry, Discovery Research at Biogen Idec, a pharmaceutical company, from December 2003 to April 2006. He also served in various research and development roles at IDEC Pharmaceuticals Corporation, a pharmaceutical company, from November 1995 to December 2003 most recently as Director, Analytical and Formulation Sciences, R&D. Prior to joining IDEC, Dr. LaBarre held research and development positions at various pharmaceutical companies from July 1992 to November 1995. Dr. LaBarre received his Ph.D. in Chemistry from the University of Arizona and his B.S. in Chemistry from Southampton College of Long Island University.
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
Equity Compensation Plan Information
The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2023:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Restricted Stock Units and Performance Stock Units (a)	Weighted Average Exercise Price of Outstanding Options(2) (b)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders (1)	7,804,728	$30.50	14,681,908
Equity compensation plans not approved by stockholders	—	—	—
	7,804,728	$30.50	14,681,908

(1)Represents stock options, restricted stock units, and performance stock units under the Amended and Restated 2021 Stock Plan. This includes 2,604,222 shares available for future purchase under our ESPP plan.
(2)This amount does not include performance stock units as there is no exercise price for such units.

Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information under the captions “Certain Relationships and Related Transactions” and “Corporate Governance - Director Independence” to be contained in the Proxy Statement.
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

Page
Schedule II: Valuation and Qualifying Accounts	F-44
All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.
3.   List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)Exhibits.

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	Date Filed

3.1	Amended and Restated Certification of Incorporation of Halozyme Therapeutics, Inc.		8-K	5/3/2019

3.2	The Company's Bylaws, as amended		8-K	12/10/2021

4.1	Indenture, dated March 1, 2021, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, and the Registrant		8-K	3/1/2021

4.2	Form of Note, dated March 1, 2021, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, and the Registrant		8-K	3/1/2021

4.3	Indenture, dated August 18, 2022, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and registrant.		8-K	8/18/2022

4.4	Form of Note, dated August 18, 2022, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, and the Registrant (included within Exhibit 4.5)		8-K	8/18/2022

4.5	Description of Securities		10-K	2/22/2022

10.1	Form of Capped Call Confirmation		8-K	8/18/2022

10.2	Credit Agreement, dated as of May 24, 2022, by and among Halozyme Therapeutics, Inc., the Guarantors, Bank of America N.A. and each of those additional Lenders that are a party to such agreement.		8-K	5/24/2022

10.3	Security Agreement, dated as of May 24, 2022, by and among Halozyme Therapeutics, Inc., the Guarantors and Bank of America N.A		8-K	5/24/2022

10.4	Amendment No. 1 to the Credit Agreement		8-K	8/19/2022

10.5	Amendment No. 2 to the Credit Agreement		10-Q	5/9/2023

10.6	Agreement for Assignment and Assumption of Lease, Del Mar Corporate Centre I Office Lease and First Amendment to Office Lease		10-Q	5/10/2022

10.7	Lease Agreement, dated July 1, 2019, by and between Antares Pharma, Inc. and Whitewater Properties I, LLC.		8-K	7/5/2019

10.8#	Halozyme Therapeutics, Inc. 2021 Employee Stock Purchase Plan		10-Q	11/8/2022

10.9#	Halozyme Therapeutics, Inc. 2021 Stock Plan		8-K	5/5/2021

10.10#	Form of Stock Option Agreement (2021 Plan updated May 2023)		10-Q	8/8/2023

10.11#	Form of Restricted Stock Units Agreement for Officers (2021 Plan updated May 2023)		10-Q	8/8/2023

10.12#	Form of Restricted Stock Units Agreement (2021 Plan Sell-to-Cover updated May 2023)		10-Q	8/8/2023

10.13#	Letter Agreement Amending Exercise Period for Employee Option		10-Q	8/8/2023

10.14#	Form of Performance Stock Units (2021 Stock Plan)		8-K	5/5/2021

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	Date Filed
10.15#	Form of Directors Restricted Stock Units Agreement (2021 Stock Plan)		8-K	5/5/2021

10.16#	Form of Director Stock Option Agreement (2021 Plan)		10-Q	8/8/2023

10.17#	Halozyme Therapeutics, Inc. 2011 Stock Plan (as amended through May 2, 2018)		8-K	4/6/2018

10.18#	Form of Stock Option Agreement (2011 Stock Plan)		8-K	5/6/2011

10.19#	Form of Stock Option Agreement for Executive Officers (2011 Stock Plan)		8-K	5/6/2011

10.20#	Form of Restricted Stock Units Agreement for Officers (2011 Stock Plan)		10-Q	8/10/2015

10.21#	Form of Restricted Stock Award Agreement for Officers (2011 Stock Plan)		10-Q	8/10/2015

10.22#	Form of Stock Option Agreement (2011 Stock Plan -grants made on or after 11/4/2015)		10-Q	11/9/2015

10.23#	Form of Restricted Stock Units Agreement (2011 Stock Plan - grants made on or after 11/4/2015)		10-Q	11/9/2015

10.24#	Form of Restricted Stock Units Agreement (2011 Plan - grants made on or after 2/22/2017)		10-K	2/28/2017

10.25#	Form of Indemnity Agreement for Directors and Executive Officers		8-K	12/20/2007

10.26#	Form of PSU Agreement (2011 Stock Plan)		10-Q	8/10/2020

10.27#	Form of PSU Agreement (2011 Stock Plan)		10-K	2/23/2021

10.28#	Severance Policy	X

10.29#	Form of Amended and Restated Change In Control Agreement with Officer		10-Q	11/9/2015

10.30#	Halozyme Therapeutics, Inc. Non Qualified Deferred Compensation Plan Adoption Agreement		10-K	2/22/2022

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	Date Filed

10.31#	Halozyme Therapeutics, Inc Directors Deferred Equity Compensation Plan		10-K	2/22/2022

21.1	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97	Halozyme Therapeutics, Inc. Incentive Compensation Recoupment Policy	X

101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Presentation Linkbase	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
_______________

#	Indicates management contract or compensatory plan or arrangement.
(c)Financial Statement Schedules.
See Item 15(a) 2 above.

Item 16.Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Halozyme Therapeutics, Inc., a Delaware corporation

Date:	February 20, 2024	By:	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
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

Signature	Title	Date

/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.	President and Chief Executive Officer, Director	February 20, 2024
Helen I. Torley, M.B. Ch.B., M.R.C.P.	(Principal Executive Officer)

/s/ Nicole LaBrosse	Senior Vice President and Chief Financial Officer	February 20, 2024
Nicole LaBrosse	(Principal Financial and Accounting Officer)

/s/ Jeffrey W. Henderson	Chair of the Board of Directors	February 20, 2024
Jeffrey W. Henderson

/s/ Jean-Pierre Bizzari	Director	February 20, 2024
Jean-Pierre Bizzari

/s/ Bernadette Connaughton	Director	February 20, 2024
Bernadette Connaughton

/s/ Barbara Duncan	Director	February 20, 2024
Barbara Duncan

/s/ Connie L. Matsui	Director	February 20, 2024
Connie L. Matsui

/s/ Moni Miyashita	Director	February 20, 2024
Moni Miyashita

/s/ Matthew L. Posard	Director	February 20, 2024
Matthew L. Posard

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
Halozyme Therapeutics, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Halozyme Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Determination of Overall Transaction Price for Collaboration Agreements

Description of the Matter
At December 31, 2023, the Company has eleven collaboration agreements. As discussed in Notes 2 and 5 of the financial statements, amounts are included in the transaction price when management determines that it is probable that the amount will not result in a significant reversal of revenue in the future. During 2023, the Company recognized $69.0 million of variable consideration in the transaction price under their collaboration arrangements.

Auditing management’s conclusions related to determining the probability of achievement of milestones is complex and highly judgmental given the progression of developing and commercializing the combined targets is completed by the collaboration partners.

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

To test the milestone amounts included, or excluded, from the transaction price, we performed audit procedures that included, among others, inspecting evidence to support management’s assessment of the probability of achievement. For each milestone, we examined evidence including correspondence with the collaboration partner and evaluated management’s conclusions on the probabilities of achievement. We reviewed supporting documentation to corroborate that milestones were included in the transaction price when determined to be probable of achievement. We reviewed the collaboration agreements and related amendments to validate the completeness of the list of targets and potential milestone payments that management considered in their analysis. We performed a lookback analysis to validate the Company’s accuracy of determining the probability of achieving these milestones.

                        /s/    Ernst & Young LLP
We have served as the Company’s auditor since 2006.

San Diego, California
February 20, 2024

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$118,370	$234,195
Marketable securities, available-for-sale	217,630	128,599
Accounts receivable, net and other contract assets	234,210	231,072
Inventories, net	127,601	100,123
Prepaid expenses and other current assets	48,613	45,024
Total current assets	746,424	739,013
Property and equipment, net	74,944	75,570
Prepaid expenses and other assets	17,816	26,301
Goodwill	416,821	409,049
Intangible assets, net	472,879	546,652
Deferred tax assets, net	4,386	44,426
Restricted cash	—	500
Total assets	$1,733,270	$1,841,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,816	$17,693
Accrued expenses	100,678	99,762
Current portion of long-term debt, net	—	13,334
Total current liabilities	112,494	130,789
Long-term debt, net	1,499,248	1,492,766
Other long-term liabilities	37,720	32,686
Contingent liability	—	15,472
Total liabilities	1,649,462	1,671,713
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 126,770 and 135,154 shares issued and outstanding as of December 31, 2023 and 2022, respectively	127	135
Additional paid-in capital	2,409	27,368
Accumulated other comprehensive loss	(9,278)	(922)
Retained earnings	90,550	143,217
Total stockholders’ equity	83,808	169,798
Total liabilities and stockholders’ equity	$1,733,270	$1,841,511
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues
Royalties	$447,865	$360,475	$203,900
Product sales, net	300,854	191,030	104,224
Revenues under collaborative agreements	80,534	108,611	135,186
Total revenues	829,253	660,116	443,310
Operating expenses
Cost of sales	192,361	139,304	81,413
Amortization of intangibles	73,773	43,148	—
Research and development	76,363	66,607	35,672
Selling, general and administrative	149,182	143,526	50,323
Total operating expenses	491,679	392,585	167,408
Operating income	337,574	267,531	275,902
Other income (expense)
Investment and other income, net	16,317	1,046	1,102
Inducement expense related to convertible notes	—	(2,712)	(20,960)
Contingent liability fair value measurement gain	13,200	—	—
Interest expense	(18,762)	(16,947)	(7,526)
Net income before income taxes	348,329	248,918	248,518
Income tax expense (benefit)	66,735	46,789	(154,192)
Net income	$281,594	$202,129	$402,710

Earnings per share
Basic	$2.13	$1.48	$2.86
Diluted	$2.10	$1.44	$2.74

Weighted average common shares outstanding
Basic	131,927	136,844	140,646
Diluted	134,197	140,608	146,796
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$281,594	$202,129	$402,710
Other comprehensive income
Unrealized gain (loss) on marketable securities	1,097	(349)	(683)
Foreign currency translation adjustment	24	8	15
Unrealized gain on foreign currency	3	39	26
Unrealized loss on derivative instruments, net	(9,406)	—	—
Realized gain on derivative instruments, net	(74)	—	—
Comprehensive income	$273,238	$201,827	$402,068
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income	$281,594	$202,129	$402,710
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	36,620	24,397	20,820
Depreciation and amortization	11,083	6,493	2,997
Amortization of intangible assets	73,773	43,148	—
Amortization of debt discount	7,304	7,839	3,642
Amortization of (premium) discounts on marketable securities, net	(6,319)	1,106	2,257
Realized loss on marketable securities	—	1,727	—
Loss on disposal of equipment	611	129	—
Contingent liability fair value measurement adjustment	(13,200)	—	—
Recognition of deferred revenue	—	(2,494)	(1,496)
Lease payments deferred	1,270	(903)	(751)
Induced conversion expense related to convertible notes	—	2,712	20,960
Deferred income taxes (including benefit from valuation allowance release)	34,506	40,005	(155,434)
Other	—	(227)	(3)
Changes in operating assets and liabilities
Accounts receivable, net and other contract assets	(3,339)	(83,941)	6,755
Inventories, net	(26,884)	(17,481)	7,371
Prepaid expenses and other assets	4,098	(9,064)	(11,555)
Accounts payable and accrued expenses	(12,546)	24,535	1,167
Net cash provided by operating activities	388,571	240,110	299,440
Investing activities
Purchases of marketable securities	(292,911)	(255,208)	(652,515)
Proceeds from sales and maturities of marketable securities	211,296	746,127	247,683
Acquisitions of business, net of cash acquired	—	(999,120)	—
Purchases of property and equipment	(15,294)	(4,810)	(1,457)
Proceeds from sale of assets	—	26,006	—
Net cash used in investing activities	(96,909)	(487,005)	(406,289)
Financing activities
Proceeds from term loan	—	250,000	—
Repayment of term loan	—	(250,000)	—
Proceeds from revolving credit facilities	—	120,000	—
Repayment of revolving credit facilities	—	(120,000)	—
Proceeds from issuance of 2027 Convertible Notes, net	—	—	784,875
Repayment of 2024 Convertible Notes	(13,483)	(77,453)	(369,064)
Proceeds from issuance of 2028 Convertible Notes, net	—	702,000	—
Purchase of capped call	—	(69,120)	—
Payment of debt issuance cost	—	(7,104)	(424)
Repurchase of common stock	(402,383)	(200,002)	(350,058)
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	7,879	14,050	12,536
Net cash (used in) provided by financing activities	(407,987)	362,371	77,865
Net (decrease) increase in cash, cash equivalents and restricted cash	(116,325)	115,476	(28,984)
Cash, cash equivalents and restricted cash at beginning of period	234,695	119,219	148,203
Cash, cash equivalents and restricted cash at end of period	$118,370	$234,695	$119,219

Supplemental disclosure of cash flow information
Interest paid	$11,410	$6,107	$3,296
Income taxes paid (received), net	$31,756	$16,224	$(375)
Supplemental disclosure of non-cash investing and financing activities
Amounts accrued for purchases of property and equipment	$25	$6,229	$72
Right-of-use assets obtained in exchange for lease obligation	$2,572	$34,435	$318
Common stock issued for conversion of 2024 Convertible Notes	$125	$1,018	$7,865
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2020	135,030	$135	$625,483	$22	$(474,593)	$151,047
Cumulative adjustment from adoption of ASU 2020-06	—	—	(65,535)	—	12,971	(52,564)
Share-based compensation expense	—	—	20,820	—	—	20,820
Issuance of common stock for the induced conversion of 2024 Convertible Notes	9,083	9	13,095	—	—	13,104
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net and shares issued under the ESPP plan	1,497	2	12,534	—	—	12,536
Repurchase of common stock	(8,112)	(8)	(350,050)			(350,058)
Other comprehensive loss	—	—	—	(642)	—	(642)
Net income	—	—	—	—	402,710	402,710
BALANCE AS OF DECEMBER 31, 2021	137,498	138	256,347	(620)	(58,912)	196,953
Share-based compensation expense	—	—	24,397	—	—	24,397
Issuance of common stock for the induced conversion of 2024 Convertible Notes	1,512	1	1,692			1,693
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net and shares issued under the ESPP plan	1,077	1	14,049	—	—	14,050
Capped call transaction	—	—	(69,120)	—	—	(69,120)
Repurchase of common stock	(4,933)	(5)	(199,997)	—	—	(200,002)
Other comprehensive loss	—	—	—	(302)	—	(302)
Net income	—	—	—	—	202,129	202,129
BALANCE AS OF DECEMBER 31, 2022	135,154	135	27,368	(922)	143,217	169,798
Share-based compensation expense	—	—	36,620	—	—	36,620
Issuance of common stock for the conversion of 2024 Convertible Notes	289	—	(126)	—	—	(126)
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net and shares issued under the ESPP plan	945	2	7,877	—	—	7,879
Repurchase of common stock	(9,618)	(10)	(69,330)		(334,261)	(403,601)
Other comprehensive income	—	—	—	(8,356)	—	(8,356)
Net income	—	—	—	—	281,594	281,594
BALANCE AS OF DECEMBER 31, 2023	126,770	$127	$2,409	$(9,278)	$90,550	$83,808
See accompanying notes to consolidated financial statements.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements

1.    Organization and Business
Halozyme Therapeutics, Inc. is a biopharmaceutical company advancing disruptive solutions to improve patient experiences and outcomes for emerging and established therapies.
As the innovators of ENHANZE ® drug delivery technology (“ENHANZE”) with our proprietary enzyme, rHuPH20, our commercially validated solution is used to facilitate the subcutaneous (“SC”) delivery of injected drugs and fluids with the goal of reducing the treatment burden for patients. We license our technology to biopharmaceutical companies to collaboratively develop products that combine ENHANZE® with our partners’ proprietary compounds. We also develop, manufacture and commercialize, for ourselves or with our partners, drug-device combination products using our advanced auto-injector technologies that are designed to provide commercial or functional advantages such as improved convenience, reliability and tolerability, and enhanced patient comfort and adherence.
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
We currently have ENHANZE collaborations and licensing agreements with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Takeda Pharmaceuticals International AG and Baxalta US Inc. (“Takeda”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol-Myers Squibb Company (“BMS”), argenx BVBA (“argenx”), ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”), Chugai Pharmaceutical Co., Ltd (“Chugai”) and Acumen Pharmaceuticals, Inc. (“Acumen”). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales-based milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently earn royalties from four of these collaborations, including royalties from sales of one product from the Takeda collaboration, four products from the Roche collaboration, one product from the Janssen collaboration and one product from the argenx collaboration.
We have commercialized auto-injector products with several pharmaceutical companies including Teva Pharmaceutical Industries, Ltd. (“Teva”) and Otter Pharmaceuticals, LLC (“Otter”). We have development programs including auto-injectors with Idorsia Pharmaceuticals Ltd. (“Idorsia”).
Our commercial portfolio of proprietary products includes Hylenex®, utilizing rHuPH20, and our specialty product XYOSTED®, utilizing our auto-injector technology.
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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, which mature within 90 days or less from the date of purchase. As of December 31, 2023, our cash and cash equivalents consisted of money market funds, bank certificate of deposits, U.S. treasury securities and demand deposits at commercial banks.
Marketable securities are investments with original maturities of more than 90 days from the date of purchase that are specifically identified to fund current operations. Marketable securities are considered available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date which reflects management’s intention to use the proceeds from the sale of these investments to fund our operations, as necessary. Such available-for-sale investments are carried at fair value with unrealized gains and losses recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity. The cost of marketable securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in investment and other income, net in our consolidated statements of income. We use the specific identification method for calculating realized gains and losses on marketable securities sold. None of the realized gains and losses and declines in value that were judged to be as a result of credit loss on marketable securities, if any, are included in investment and other income, net in our consolidated statements of income.
Restricted Cash
Under the lease terms of our facilities, we may be required to maintain letters of credit as security deposits during the terms of such leases. As of December 31, 2023, no restricted cash remained pledged as collateral for the letters of credit as the associated lease was terminated. As of December 31, 2022, restricted cash of $0.5 million was pledged as collateral for the letters of credit.
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
Concentrations of Credit Risk, Sources of Supply and Significant Customers
We are subject to credit risk from our portfolio of cash equivalents and marketable securities. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. We maintain our cash and cash equivalent balances with two major commercial banks and marketable securities with one other financial institution. Deposits held with the financial institutions exceed the amount of insurance provided on such deposits. We are exposed to credit risk in the event of a default by the financial institutions holding our cash, cash equivalents and marketable securities to the extent recorded on the consolidated balance sheets.
We are also subject to credit risk from our accounts receivable related to our product sales and revenues under our license and collaborative agreements. We have license and collaborative agreements with pharmaceutical companies under which we receive payments for royalties, license fees, milestone payments for specific achievements designated in the collaborative agreements, reimbursements of research and development services and supply of bulk formulation of rHuPH20. In addition, we sell proprietary products in the United States (“U.S.”) to a limited number of established wholesale distributors in the pharmaceutical industry. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is not required. Management monitors our exposure to accounts receivable by periodically evaluating the collectability of the accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, we recorded no allowance for doubtful accounts as of December 31, 2023 and 2022. Approximately 69% of the accounts receivable balance as of December 31, 2023 represents amounts due from Janssen, Roche and Teva. Approximately 52% of the accounts receivable balance as of December 31, 2022 represents amounts due from Janssen and Roche.
The following table indicates the percentage of total revenues in excess of 10% with any single customer:

	Year Ended December 31,
	2023	2022	2021
Partner A	44%	46%	48%
Partner B	19%	20%	25%
Partner C	10%	—%	—%
Partner D	—%	—%	10%
We attribute revenues under collaborative agreements, including royalties, to the individual countries where the customer is headquartered. We attribute revenues from product sales to the individual countries to which the product is shipped. Worldwide revenues from external customers are summarized by geographic location in the following table (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$587,196	$437,989	$293,089
Switzerland	149,024	166,836	134,117
Belgium	58,354	2,088	199
Japan	15,096	47,939	11,934
All other foreign	19,583	5,264	3,971
Total revenues	$829,253	$660,116	$443,310

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Accounts Receivable, net
Accounts receivable is recorded at the invoiced amount and is non-interest bearing. Accounts receivable is recorded net of cash discounts for prompt payment, distribution fees and chargebacks. We recorded no allowance for doubtful accounts as of December 31, 2023 and 2022 as the collectability of accounts receivable was reasonably assured.
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
We have lease agreements with lease and non-lease components, which are generally accounted for separately. For certain leases, such as automobiles, we account for the lease and non-lease components as a single lease component.
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
In accordance with the hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and are highly effective in offsetting changes to future cash flows on hedged transactions. Both at inception of the hedge and on an ongoing basis, we assess whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If we determine a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, we would discontinue hedge accounting treatment prospectively. We measure effectiveness based on the change in fair value of the forward currency forward contract and the fair value of the hypothetical foreign currency forward contract with terms that match the critical terms of the risk being hedged. No portion of our foreign currency forward contracts were excluded from the assessment of hedge effectiveness. As of December 31, 2023, all hedges were determined to be highly effective.
The assets or liabilities associated with our hedging contracts are recorded at fair market value in prepaid expense and other current assets, accrued expenses, or other long-term liabilities, respectively, in our consolidated balance sheets. Gains and losses related to changes in the fair market value of these hedging contracts are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) within stockholder’s equity in our consolidated balance sheets and reclassified to royalty revenue in our consolidated statements of income in the same period as the recognition of the underlying hedged transaction. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, within the defined hedge period, we reclassify the gains or losses on the related cash flow hedge from AOCI to royalties revenue in our consolidated statements of income. Settlements from the cash flow hedge are included in operating activities on the Consolidated Statements of Cash Flows. Since the fair market value of these hedging contracts is derived from current market rates, the hedging contracts are classified as derivative financial instruments. We do not use derivatives for speculative or trading purposes. As of December 31, 2023, amounts expected to be recognized as a net gain out of AOCI into our consolidated statements of income during the next 12 months, are not material.
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
If the initial accounting for a business combination is incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in our financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. We record these adjustments to the provisional amounts with a corresponding offset to goodwill. Any adjustments identified after the measurement period are recorded in our consolidated statements of income.
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
If the contract includes an enforceable right to payment for performance completed to date and performance obligations are satisfied over time, we recognize revenue over the development period using either the input or output method depending on which is most appropriate given the nature of the distinct deliverable. For other contracts that do not contain an enforceable right to payment for performance completed to date, revenue is recognized when control of the product is transferred to the customer. Factors that may indicate transfer of control has occurred include the transfer of legal title, transfer of physical possession, the customer has obtained the significant risks and rewards of ownership of the assets, and we have a present right to payment.
Our typical payment terms for development contracts may include an upfront payment equal to a percentage of the total contract value with the remaining portion to be billed upon completion and transfer of the individual deliverables or satisfaction of the individual performance obligations. We record a contract liability for cash received in advance of performance, which is presented within deferred revenue and deferred revenue, long-term in our consolidated balance sheets and recognized as revenue in our consolidated statements of income when the associated performance obligations have been satisfied.
License fees and milestones received in exchange for the grant of a license to our functional intellectual property, such as patented technology and know-how in connection with a partnered development arrangement, are generally recognized at

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
Product Sales, Net
Proprietary Product Sales
Our commercial portfolio of proprietary products includes XYOSTED and Hylenex recombinant which we sell primarily to wholesale pharmaceutical distributors and specialty pharmacies, who sell the products to hospitals, retail chain drug stores and other end-user customers. Sales to wholesalers are made pursuant to purchase orders subject to the terms of a master agreement, and delivery of individual packages of products represents performance obligations under each purchase order. We use contract manufacturers to produce our proprietary products and third-party logistics (“3PL”) vendors to process and fulfill orders. We concluded we are the principal in the sales to wholesalers because we control access to services rendered by both vendors and direct their activities. We have no significant obligations to wholesalers to generate pull-through sales.
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
The determination of certain reserves and sales allowances requires us to make a number of judgements and estimates to reflect our best estimate of the transaction price and the amount of consideration to which we believe we would be ultimately entitled to receive. The expected value is determined based on unit sales data, contractual terms with customers and third-party payers, historical and estimated future percentage of rebates incurred on sales, historical and future insurance plan billings, any new or anticipated changes in programs or regulations that would impact the amount of the actual rebates, customer purchasing patterns, product expiration dates and levels of inventory in the distribution channel. The estimated amounts of credit for product returns, chargebacks, distribution fees, prompt payment discounts, rebates and customer co-pay support programs are included in accrued expenses and accounts receivable, net in our consolidated balance sheets upon recognition of revenue from product sales. We monitor actual product returns, chargebacks, discounts and fees subsequent to the sale. If these amounts differ from our estimates, we make adjustments to these allowances, which are applied to increase or reduce product sales revenue and earnings in the period of adjustment.
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
We are the exclusive supplier of OTREXUP® to Otter. Because this product is custom manufactured with no alternative use and we have a contractual right to payment for performance completed to date, control is continuously transferred to the customer as the product is produced pursuant to firm purchase orders. Revenue is recognized over time using the output method based on the contractual selling price and number of units produced. The amount of revenue recognized in excess of the amount shipped/billed to the customer, if any, is recorded as contract assets in our consolidated balance sheets due to the short-term nature in which the amount is ultimately expected to be billed and collected from the customer.
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
Revenue Presentation
In our consolidated statements of income, we report the upfront payments, event-based development and regulatory milestones and sales milestones as revenues under collaborative agreements. We also include in this category revenues from separate research and development contracts pursuant to project authorization forms. We report royalties received from partners as a separate line in our consolidated statements of income.
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Research and Development Expenses
Research and development expenses include salaries and benefits, allocation of facilities and other overhead expenses, research related manufacturing services, contract services, and other outside expenses related to manufacturing, preclinical and regulatory activities and our partner development platforms. Research and development expenses are charged to operating expenses as incurred when these expenditures relate to our research and development efforts and have no alternative future uses.
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
Segment Information
We operate our business in one operating segment, which includes all activities related to the research, development and commercialization of our proprietary enzymes and devices. This segment also includes revenues and expenses related to (i) research and development and manufacturing activities conducted under our collaborative agreements with third parties, and (ii) product sales of proprietary and partnered products. The chief operating decision-maker (“CODM”), our Chief Executive Officer (“CEO”), reviews the operating results on an aggregate basis and manages the operations as a single operating segment.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Adoption and Pending Adoption of Recent Accounting Pronouncements
The following table provides a brief description of recently issued accounting standards, those adopted in the current period and those not yet adopted:

Standard	Description	Effective Date	Adoption Method	Effect on the Financial Statements or Other Significant Matters
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.
The new standard is intended to improve annual and interim reportable segment disclosure requirements regardless of number of reporting units, primarily through enhanced disclosures of significant expenses. The amendment requires public entities to disclose significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit and loss.

Annual periods beginning after December 15, 2023 (our 2024 Form 10-K), and interim periods within fiscal years beginning after December 15, 2024 (our Q1 2025 Form 10-Q) - Early adoption is permitted, including adoption in an interim period

			Retrospective	We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.
The new guidance includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction.
		Annual periods beginning after December 15, 2024 (our 2025 Form 10-K) - Early adoption is permitted	Prospective or Retrospective	We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures.

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
The total purchase consideration of Antares was $1,045.7 million. Each share of Antares common stock issued and outstanding was converted into the right to receive $5.60 in cash without interest, less any applicable withholding taxes (“Merger Consideration”). Additionally, in connection with the transaction, each Antares equity award granted and outstanding as of May 24, 2022 under the Antares’ equity compensation plans was converted into the right to receive Merger Consideration. Other components of purchase consideration include cash paid at closing to settle Antares’ existing debt of $19.7 million and seller transaction costs paid by us on behalf of Antares of $22.9 million.
The acquisition of Antares was funded by cash on hand and borrowings under the new credit agreement with Bank of America, N.A. (“BofA”) and other lenders that provides for (i) a $350 million revolving credit facility (the “Revolving Credit Facility”) and (ii) a $250 million term loan facility (the “Term Facility”, collectively with the Revolving Credit Facility, the “2022 Facility”) as described in Note 8, Long-term Debt, Net. We recognized transaction costs of $21.9 million in the twelve months ended December 31, 2022. These costs are reported in selling, general and administrative expenses in our consolidated statements of income. Transaction costs include, but are not limited to, investment banker, advisory, legal, and other professional fees.
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
(a) Consideration for Antares equity compensation awards consists of $32.2 million paid for vested equity awards as well as $13.6 million paid for the pre-combination portion of unvested equity awards that were accelerated as part of the Merger Agreement. The fair value of the unvested equity awards attributable to the post-combination period of $8.7 million is included in our consolidated statements of income during the year ended December 31, 2022.
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
The table below presents the estimated fair values of assets acquired and liabilities assumed on the acquisition date based on valuations and management estimates (in thousands). Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

	Amounts recognized as of 12/31/2022	Measurement period adjustment	Amounts recognized as of 12/31/2023 (as adjusted )
Total purchase consideration, net of $46,548 cash acquired	$999,120	$—	$999,120
Assets
Short-term investments	498	—	498
Accounts receivable, net	82,160	(200)	81,960
Inventories, net	28,068	—	28,068
Prepaid expenses and other assets	5,241	—	5,241
Property and equipment, net	28,661	—	28,661
Intangibles, net	589,800	—	589,800
Liabilities
Accounts Payable	7,197	—	7,197
Accrued expenses	41,654	2,038	43,692
Deferred revenue, current portion	2,509	—	2,509
Deferred revenue, net of current portion	1,207	—	1,207
Deferred tax liabilities, net	71,002	5,534	76,536
Other long-term liabilities	20,788	—	20,788
Net assets acquired, excluding goodwill	590,071	(7,772)	582,299
Goodwill	$409,049	$7,772	$416,821
Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. Goodwill was allocated entirely to the single reportable unit. Goodwill recognized as a result of the acquisition is not deductible for tax purposes.
In the first six months of 2023, we recorded measurement period adjustments to increase accrued expenses by $2.0 million, increase deferred tax liabilities by $5.5 million and reduce accounts receivable by $0.2 million. The measurement period adjustments were recorded to reflect facts and circumstances that existed as of the acquisition date. During the second quarter of 2023, we finalized the estimates impacting the allocation of the purchase price consideration.
Identifiable Intangible Assets
The estimated fair values of identifiable intangible assets were prepared using the excess earnings method which calculates the present value of the incremental after-tax cash flows attributable solely to each intangible asset. The estimated useful lives are based on forecasted periods of benefit for each intangible asset which consider commercialization dates, the estimated revenue cycle based on the products’ competitiveness in the market, and the loss of exclusivity timing with subsequent trending down of revenue. For the ATRS-1902 IPR&D, the useful life is considered indefinite as the asset has not been placed into service. As such, the ATRS-1902 IPR&D will be tested annually for impairment and will not be amortized. Useful lives and final values are presented in the table below.

	Amount (in thousands)	Useful life (years)
Auto-Injector technology platform	$402,000	7
XYOSTED proprietary product	136,200	10
TLANDO product rights	2,900	10
ATRS-1902 (IPR&D)	48,700	Indefinite
Fair value of intangible assets acquired	$589,800

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Unaudited Pro Forma Results
Our prior year consolidated financial statements include Antares’ results of operations from the date of acquisition on May 24, 2022 through December 31, 2022. Total revenues and net loss after taxes attributable to Antares during this period and included in our consolidated financial statements for the twelve months ended December 31, 2022 total $112.7 million and $67.6 million, respectively.
The following unaudited pro forma financial information summarizes combined results of operations of Halozyme and Antares as if the companies had been combined as of the beginning of our fiscal year 2021 (in thousands).

	Twelve Months Ended December 31,
	2022	2021
Total revenues	$712,683	$627,292
Net income	218,723	295,634
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

4.    Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$3,512	$—	$(8)	$3,504
Corporate debt securities	6,022	1	(10)	6,013
U.S. treasury securities	175,996	200	(12)	176,184
Agency bonds	16,119	—	(16)	16,103
Commercial paper	15,826	—	—	15,826
Total marketable securities, available-for-sale	$217,475	$201	$(46)	$217,630

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$1,146	$—	$—	$1,146
Corporate debt securities	7,139	—	(9)	7,130
U.S. treasury securities	111,469	—	(934)	110,535
Agency bonds	2,783	2	(1)	2,784
Commercial paper	7,004	—	—	7,004
Total marketable securities, available-for-sale	$129,541	$2	$(944)	$128,599
As of December 31, 2023, 20 available-for-sale marketable securities with a fair market value of $29.1 million were in a gross unrealized loss position of $46.3 thousand. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of December 31, 2023 because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
The estimated fair value of our contractual maturities of available-for-sale debt securities were as follows (in thousands):

	December 31, 2023	December 31, 2022
Due within one year	$197,633	$114,353
Due after one year but within five years	19,997	14,246
Total estimated fair value of contractual maturities, available-for-sale	$217,630	$128,599

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	December 31, 2023			December 31, 2022
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Assets
Cash equivalents
Money market funds	$22,142	$—	$22,142	$191,704	$—	$191,704
U.S. treasury securities	2,000	—	2,000	—	—	—
Corporate debt securities	—	—	—	—	—	—

Available-for-sale marketable securities
Asset-backed securities	—	3,504	3,504	—	1,146	1,146
Corporate debt securities	—	6,013	6,013	—	7,130	7,130
U.S. treasury securities	176,184	—	176,184	110,535	—	110,535
Agency bonds	16,103	—	16,103	2,784		2,784
Commercial paper	—	15,826	15,826	—	7,004	7,004
Total assets	$216,429	$25,343	$241,772	$305,023	$15,280	$320,303

Liabilities
Derivative instruments
Currency hedging contracts(1)	$—	$9,480	$—	$—	$—	$—
(1) Based on observable market transactions of spot currency rates, forward currency rates or equivalently-termed instruments. Carrying amounts of the financial assets and liabilities are equal to the fair value. As of December 31, 2023, the derivative liabilities recorded within accrued expenses and other long-term liabilities were $2.9 million and $6.6 million, respectively.
We had no available for sale securities that were classified within Level 3 as of December 31, 2023 and 2022.
A contingent liability was assumed as part of the Antares acquisition related to TLANDO. The acquisition date fair value was measured using the income approach, specifically the probability weighted expected return method for the development milestone payments and the option pricing methodology using the Monte Carlo simulation for commercial milestone payments and royalty payments. Estimates and assumptions used in the Monte Carlo simulation include forecasted revenues, cost of debt, risk free rate, weighted average cost of capital, revenue market price risk and revenue volatility. Estimates and assumptions used in the income approach include the probability of achieving certain milestones and a discount rate. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. Changes in the fair value subsequent to the acquisition date is recognized in our consolidated statements of income. In September 2023, we provided Lipocine notice of termination of the TLANDO license agreement effective January 31, 2024. Based on the fair value remeasurement performed, we recognized a gain on change in fair value of the contingent liability of $13.2 million for the twelve months ended December 31, 2023 in our consolidated statements of income.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

5.     Revenue
Our disaggregated revenues were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Royalties	$447,865	$360,475	$203,900

Product sales, net
Sales of bulk rHuPH20	115,442	82,084	80,960
Sale of proprietary products	130,834	72,849	23,264
Sale of device partnered products	54,578	36,097	—
Total product sales, net	300,854	191,030	104,224

Revenues under collaborative agreements:
Upfront license and target nomination fees	2,000	30,000	42,000
Event-based development and regulatory milestones and other fees	69,000	59,000	42,000
Sales-based milestones	—	10,000	50,000
Device licensing and development revenue	9,534	9,611	1,186
Total revenues under collaborative agreements	80,534	108,611	135,186

Total revenues	$829,253	$660,116	$443,310
During the year ended December 31, 2023 we recognized revenue related to licenses granted to partners in prior periods in the amount of $516.9 million. This amount represents royalties earned in the current period, in addition to $69.0 million of variable consideration in the contracts where uncertainties were resolved and the development milestones are expected to be achieved or were achieved. We also recognized revenue of $3.2 million during the year ended December 31, 2023 that had been included in deferred revenues in our consolidated balance sheets as of December 31, 2022.
Accounts receivable, other contract assets and deferred revenues (contract liabilities) from contracts with customers, including partners, consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accounts receivable, net	$233,254	$186,970
Other contract assets	956	44,102
Deferred revenues	4,048	—
As of December 31, 2023, the amounts included in the transaction price of our contracts with customers, including partners, and allocated to goods and services not yet provided were $80.8 million of which $76.8 million relates to unfulfilled product purchase orders and $4.0 million has been collected and is reported as deferred revenues in our Consolidated Balance Sheets. The unfulfilled product purchase orders are estimated to be delivered by the end of 2024. Of the total deferred revenues of $4.0 million, $0.6 million is expected to be used by our customers within the next 12 months.
We recognized contract assets of $1.0 million as of December 31, 2023, which related to development milestones deemed probable of receipt for intellectual property licenses granted to partners in prior periods and for goods or services when control has transferred to the customer, and corresponding revenue is recognized on an over time basis but is not yet billable to the customer in accordance with the terms of the contract.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

6.    Certain Balance Sheet Items
Accounts receivable, net and contract assets consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accounts receivable from product sales to partners	$58,588	$62,979
Accounts receivable from revenues under collaborative agreements	16,183	18,776
Accounts receivable from royalty payments	118,170	100,900
Accounts receivable from other product sales	47,060	6,229
Contract assets	956	44,102
Total accounts receivable and contract assets	240,957	232,986
Allowance for distribution fees and discounts	(6,747)	(1,914)
Total accounts receivable, net and contract assets	$234,210	$231,072
Inventories consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Raw materials	$23,646	$13,792
Work-in-process	34,025	40,361
Finished goods	69,930	45,970
Total inventories, net	$127,601	$100,123
Prepaid expenses and other assets consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Prepaid manufacturing expenses	$36,850	$51,694
Other prepaid expenses	12,902	4,647
Other assets	16,677	14,984
Total prepaid expenses and other assets	66,429	71,325
Less: Long-term portion	(17,816)	(26,301)
Total prepaid expenses and other assets, current	$48,613	$45,024
Prepaid manufacturing expenses include raw materials, slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory as materials are used or the contract manufacturing organization services are complete.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Property and equipment, net consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Research equipment	$8,588	$7,380
Manufacturing equipment	32,472	27,893
Computer and office equipment	9,722	7,855
Leasehold improvements	6,987	6,729
Subtotal	57,769	49,857
Accumulated depreciation and amortization	(19,661)	(14,756)
Subtotal	38,108	35,101
Right of use of assets	36,836	40,469
Property and equipment, net	$74,944	$75,570
Depreciation and amortization expense was approximately $11.1 million, $6.5 million, and $3.0 million, inclusive of ROU asset amortization of $5.5 million, $3.0 million and $1.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Accrued expenses consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued compensation and payroll taxes	$17,361	$19,939
Accrued outsourced manufacturing expenses	12,361	12,190
Income taxes payable	963	—
Product returns and sales allowance	41,932	30,261
Other accrued expenses	33,584	35,270
Lease liability	32,197	34,788
Total accrued expenses	138,398	132,448
Less long-term portion	(37,720)	(32,686)
Total accrued expenses, current	$100,678	$99,762
Expense associated with the accretion of the lease liabilities was approximately $2.5 million, $0.5 million and $0.3 million for the twelve months ended December 31, 2023, 2022 and 2021, respectively. Total lease expense for the twelve months ended December 31, 2023, 2022 and 2021 was $8.0 million, $3.3 million and $1.9 million, respectively.
Cash paid for amounts related to leases for the twelve months ended December 31, 2023, 2022 and 2021 was $6.7 million, $4.2 million and $2.7 million, respectively.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

7.    Goodwill and Intangible Assets
Goodwill
A summary of the activity impacting goodwill is presented below (in thousands):

Balance as of December 31, 2022	$409,049
Measurement period adjustments (1)	7,772
Balance as of December 31, 2023	$416,821
(1) Refer to Note 3, Business Combination, for further discussion on the measurement period adjustments.
Intangible Assets
Our acquired intangible assets are amortized using the straight-line method over their estimated useful lives of seven to ten years. The following table shows the cost, accumulated amortization and weighted average useful life in years for our acquired intangible assets as of December 31, 2023 (in thousands).

	Weighted average useful life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Auto-Injector technology platform	7	$402,000	$92,163	$309,837
XYOSTED proprietary product	10	136,200	21,858	114,342
Total finite-lived intangibles, net (1)		$538,200	$114,021	$424,179
ATRS-1902 (IPR&D)	Indefinite			48,700
Total intangibles, net				$472,879
(1) An impairment charge of $2.5 million was recognized during the year ended December 31, 2023 resulting in the full impairment of the TLANDO product rights intangible asset. The impairment charge resulted from the notice of termination of the TLANDO license agreement provided to Lipocine in September 2023, effective January 31, 2024, and is included in amortization of intangibles in our consolidated statements of income.
Estimated future annual amortization of finite-lived intangible assets is shown in the following table (in thousands). Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

Year	Amortization Expense
2024	$71,049
2025	71,049
2026	71,049
2027	71,049
2028	71,049
Thereafter	68,934
Total	$424,179

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

8.    Long-Term Debt, Net
1.00% Convertible Notes due 2028
In August 2022, we completed the sale of $720.0 million in aggregate principal amount of 1.00% Convertible Senior Notes due 2028 (the “2028 Convertible Notes” and collectively with the 2024 Convertible Notes and 2027 Convertible Notes the “Convertible Notes”). The net proceeds in connection with the issuance of the 2028 Convertible Notes, after deducting the initial purchasers’ fee of $18.0 million, was approximately $702.0 million. We also incurred additional debt issuance costs totaling $1.0 million. Debt issuance costs and the initial purchasers’ fee are presented as a debt discount.
The 2028 Convertible Notes pay interest semi-annually in arrears on February 15th and August 15th of each year at an annual rate of 1.00%. The 2028 Convertible Notes are general unsecured obligations and rank senior in right of payment to all indebtedness that is expressly subordinated in right of payment to the 2028 Convertible Notes, rank equally in right of payment with all existing and future liabilities that are not so subordinated, are effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our current or future subsidiaries. The 2028 Convertible Notes have a maturity date of August 15, 2028.
Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2028 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. As of December 31, 2023, the 2028 Convertible Notes were not convertible.
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
As of December 31, 2023, we were in compliance with all covenants and there was no material adverse change in our business, operations or financial condition.
Capped Call Transactions
In connection with the offering of the 2028 Convertible Notes, we entered into capped call transactions with certain counterparties (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2028 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2028 Convertible Notes. The cap price of the Capped Call Transactions is initially $75.4075 per share of common stock, representing a premium of 75% above the last reported sale price of $43.09 per share of common stock on August 15, 2022, and is subject to certain adjustments under the terms of the Capped Call Transactions. As of December 31, 2023, no capped calls had been exercised.
Pursuant to their terms, the capped calls qualify for classification within stockholders’ equity in our consolidated balance sheets, and their fair value is not remeasured and adjusted as long as they continue to qualify for stockholders’ equity classification. We paid approximately $69.1 million for the Capped Calls, including applicable transaction costs, which was recorded as a reduction to additional paid-in capital in the consolidated balance sheets. The Capped Call Transactions are separate transactions entered into by us with the capped call Counterparties, are not part of the terms of the Convertible Notes, and do not affect any holder’s rights under the Convertible Notes. Holders of the Convertible Notes do not have any rights with respect to the Capped Call Transactions.
0.25% Convertible Notes due 2027
In March 2021, we completed the sale of $805.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”). The net proceeds in connection with the issuance of the 2027 Convertible Notes,

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

after deducting the initial purchasers’ fee of $20.1 million, was approximately $784.9 million. We also incurred additional debt issuance costs totaling $0.4 million. Debt issuance costs and the initial purchasers’ fee are presented as a debt discount.
The 2027 Convertible Notes pay interest semi-annually in arrears on March 1st and September 1st of each year at an annual rate of 0.25%. The 2027 Convertible Notes are general unsecured obligations and rank senior in right of payment to all indebtedness that is expressly subordinated in right of payment to the 2027 Convertible Notes, rank equally in right of payment with all existing and future liabilities that are not so subordinated, are effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our current or future subsidiaries. The 2027 Convertible Notes have a maturity date of March 1, 2027.
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. As of December 31, 2023, the 2027 Convertible Notes were not convertible.
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
As of December 31, 2023, we were in compliance with all covenants and there was no material adverse change in our business, operations or financial condition.
1.25% Convertible Notes due 2024
In November 2019, we completed the sale of $460.0 million in aggregate principal amount of 1.25% Convertible Senior Notes due 2024 (the “2024 Convertible Notes”). The net proceeds in connection with the issuance of the 2024 Convertible Notes, after deducting the initial purchasers’ fee of $12.7 million, was approximately $447.3 million. We also incurred debt issuance cost totaling $0.3 million. Debt issuance costs and the initial purchasers’ fee were presented as a debt discount.
In January 2021, we notified the note holders of our irrevocable election to settle the principal of the 2024 Convertible Notes in cash and for the premium, to deliver shares of common stock. The conversion rate for the 2024 Convertible Notes was 41.9208 shares of common stock per $1,000 in principal amount of 2024 Convertible Notes, equivalent to a conversion price of approximately $23.85 per share of our common stock. The conversion rate was subject to adjustment.
In March 2021, we completed a privately negotiated, induced conversion of $369.1 million principal amount of the 2024 Convertible Notes (“2021 Note Repurchases” or the “2021 Induced Conversion”). In connection with the 2021 Induced Conversion, we paid approximately $370.2 million in cash, which included principal and accrued interest, and issued approximately 9.08 million shares of our common stock representing the intrinsic value based on the contractual conversion rate and incremental shares as an inducement for conversion. As a result of the 2021 Induced Conversion, we recorded $21.0 million in induced conversion expense which was included in other income (expense) of our consolidated statements of income in 2021. The induced conversion expense represented the fair value of the common stock issued upon conversion in excess of the common stock issuable under the original terms of the 2024 Convertible Notes.
In August 2022, we completed a privately negotiated induced conversion of $77.4 million principal amount of the 2024 Convertible Notes (“2022 Note Repurchases” or the “2022 Induced Conversion”). In connection with the 2022 Induced Conversion, we paid approximately $77.6 million in cash, which included principal and accrued interest, and issued approximately 1.51 million shares of our common stock representing the intrinsic value based on the contractual conversion rate and incremental shares as an inducement for conversion. As a result of the 2022 Induced Conversion, we recorded $2.7 million in induced conversion expense which was included in other income (expense) of our consolidated statements of income in 2022. The induced conversion expense represented the fair value of the common stock issued upon conversion in excess of the common stock issuable under the original terms of the 2024 Convertible Notes.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

In January 2023, we issued a notice for the redemption of 2024 Convertible Notes. Holders of the notes could convert their notes at any time prior to the close of the business day prior to the redemption date. In March 2023, holders of the notes elected to convert the 2024 Convertible Notes in full. In connection with the conversion, we paid approximately $13.5 million in cash which included principal and accrued interest, and issued 288,886 shares of our common stock representing the intrinsic value based on the contractual conversion rate.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Net Carrying Amounts of our Convertible Notes
The carrying amount and fair value of our Convertible Notes were as follows (in thousands).

	December 31, 2023	December 31, 2022
Principal amount
2024 Convertible Notes	$—	$13,483
2027 Convertible Notes	805,000	805,000
2028 Convertible Notes	720,000	720,000
Total principal amount	$1,525,000	$1,538,483

Unamortized debt discount
2024 Convertible Notes	$—	$(149)
2027 Convertible Notes	(10,950)	(14,359)
2028 Convertible Notes	(14,802)	(17,875)
Total unamortized debt discount	$(25,752)	$(32,383)

Carrying amount
2024 Convertible Notes	$—	$13,334
2027 Convertible Notes	794,050	790,641
2028 Convertible Notes	705,198	702,125
Total carrying amount	$1,499,248	$1,506,100

Fair value based on trading levels (Level 2)
2024 Convertible Notes	$—	$32,176
2027 Convertible Notes	695,826	784,770
2028 Convertible Notes	670,522	849,823
Total fair value of outstanding notes	$1,366,348	$1,666,769

Remaining amortization per period of debt discount (in years)
2024 Convertible Notes	—	1.9
2027 Convertible Notes	3.2	4.2
2028 Convertible Notes	4.6	5.6

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the components of interest expense and the effective interest rates for each of our Convertible Notes (in thousands).

	Twelve Months Ended December 31,
	2023	2022	2021
Coupon interest
2024 Convertible Notes	$36	$771	$1,906
2027 Convertible Notes	2,013	2,013	1,677
2028 Convertible Notes	7,200	2,660	—
Total coupon interest	$9,249	$5,444	$3,583

Amortization of debt discount
2024 Convertible Notes	$24	$357	$838
2027 Convertible Notes	3,409	3,386	2,804
2028 Convertible Notes	3,073	1,124	—
Total amortization of debt discount	$6,506	$4,867	$3,642

Interest expense
2024 Convertible Notes	$60	$1,128	$2,744
2027 Convertible Notes	5,422	5,399	4,481
2028 Convertible Notes	10,273	3,784	—
Total interest expense	$15,755	$10,311	$7,225

Effective interest rates
2024 Convertible Notes	—	1.8%	1.8%
2027 Convertible Notes	0.7%	0.7%	0.7%
2028 Convertible Notes	1.5%	1.5%	n/a
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
As of December 31, 2023, the Revolving Credit Facility was undrawn. We incurred a total of $3.6 million in third-party costs related to the 2022 Credit Agreement which are recorded as debt issuance cost within prepaid expenses and other assets in our consolidated balance sheets. As of December 31, 2023, the unamortized debt issuance cost related to the revolving credit facility was $2.3 million.

Future maturities and interest payments of long-term debt as of December 31, 2023, are as follows (in thousands):

2024	$9,213
2025	9,213
2026	9,213
2027	812,535
2028	724,480
Thereafter	—
Total minimum payments	1,564,654
Less amount representing coupon interest	(39,654)
Gross balance of long-term debt	1,525,000
Less unamortized debt discount	(25,752)
Carrying value of long-term debt	1,499,248
Less current portion of long-term debt	—
Long-term debt, less current portion and unamortized debt discount	$1,499,248

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

9.    Share-based Compensation
We currently grant stock options, RSUs and PSUs under the Amended and Restated 2021 Stock Plan (“2021 Stock Plan”), which was approved by the stockholders on May 5, 2021 and provides for the grant of up to 17.8 million shares of common stock to selected employees, consultants and non-employee members of our Board of Directors as stock options, stock appreciation rights (“SARs”), RSAs, RSUs and PSUs. Awards are subject to terms and conditions established by the Compensation Committee of our Board of Directors. During the year ended December 31, 2023, we granted share-based awards under the 2021 Stock Plan. As of December 31, 2023, $7.8 million shares were subject to outstanding awards and $12.1 million shares were available for future grants of share-based awards.
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development	$13,345	$9,903	$6,992
Selling, general and administrative	23,275	14,494	13,828
Total share-based compensation expense	$36,620	$24,397	$20,820
Share-based compensation expense by type of share-based award (in thousands):

	Year Ended December 31,
	2023	2022	2021
Stock options	$16,351	$10,973	$10,252
RSAs, RSUs, PSUs and ESPP	20,269	13,424	10,568
Total share-based compensation expense	$36,620	$24,397	$20,820
Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized as of December 31, 2023 (in thousands, unless otherwise noted):

	December 31, 2023
	Unrecognized Expense	Remaining Weighted-Average Recognition Period ( in years)
Stock options	$39,841	2.68
RSUs	33,566	2.34
PSUs	6,110	1.43
ESPP	262	0.45
ESPP. In February 2021, our Board of Directors approved our 2021 ESPP and our stockholders approved the plan in May 2021. The ESPP enables eligible employees to purchase shares of our common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Share purchases are funded through payroll deduction of at least 1% and up to 15% of an employee’s compensation for each payroll period, and no employee may purchase shares under the ESPP that exceeds $25,000 worth of our common stock for a calendar year. As of December 31, 2023, 2,604,222 shares were available for future purchase. The offering period is generally for a six-month period and the first offering period commenced on June 16, 2021. Offering periods shall commence on or about the sixteenth day of June and December of each year and end on or about the fifteenth day of the next December and June respectively, occurring thereafter. During the twelve months ended December 31, 2023, 45,881 shares were issued pursuant to the ESPP.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Stock Options. Options granted under the 2021 Stock Plan must have an exercise price equal to at least 100% of the fair market value of our common stock on the date of grant. The options generally have a maximum contractual term of ten years and vest at the rate of one-fourth of the shares on the first anniversary of the date of grant and 1/48 of the shares monthly thereafter. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 2021 Stock Plan).
A summary of our stock option award activity as of and for the year ended December 31, 2023 is as follows:

	Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term ( in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2022	5,368,225	$24.99
Granted	1,979,286	43.93
Exercised	(565,343)	17.70
Canceled/forfeited	(359,331)	42.33
Outstanding as of December 31, 2023	6,422,837	30.50	6.64	$64.0
Vested and expected to vest as of December 31, 2023	6,422,837	30.50	6.64	64.0
Exercisable as of December 31, 2023	3,620,251	$21.67	4.96	$60.0
The weighted average grant date fair value of options granted during the years ended December 31, 2023, 2022 and 2021 was $17.72 per share, $14.22 per share and $18.21 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was approximately $13.7 million, $21.6 million and $33.5 million, respectively. Cash received from stock option exercises for the years ended December 31, 2023, 2022 and 2021 was approximately $10.0 million, $15.3 million and $16.6 million, respectively.
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

	Year Ended December 31,
	2023	2022	2021
Expected volatility	39.68 - 40.82%	39.91 - 50.81%	41.01 - 46.45%
Average expected term (in years)	4.8	4.7	4.7
Risk-free interest rate	3.37 - 4.72%	1.37 - 4.27%	0.36 - 1.20%
Expected dividend yield	—	—	—

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Restricted Stock Units. A RSU is a promise by us to issue a share of our common stock upon vesting of the unit. RSUs will generally vest at the rate of one-fourth of the shares on each anniversary of the date of grant.
The following table summarizes our RSU activity during the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2022	1,039,381	$35.76
Granted	646,793	45.16
Vested	(400,309)	32.11
Forfeited	(146,529)	43.50
Outstanding as of December 31, 2023	1,139,336	$41.38	1.27	$42.1
The estimated fair value of the RSUs was based on the closing market value of our common stock on the date of grant. The total grant date fair value of RSUs vested during the years ended December 31, 2023, 2022 and 2021 was approximately $12.9 million, $8.6 million and $6.6 million, respectively. The fair value of RSUs vested during the years ended December 31, 2023, 2022 and 2021 was approximately $18.3 million, $11.3 million and $19.0 million, respectively.
Performance Stock Units. A PSU is a promise by us to issue a share of our common stock upon achievement of a specific performance condition.
The following table summarizes our PSU activity during the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	142,844	$46.01
Granted	106,174	59.34
Vested	(3,803)	49.35
Forfeited	(2,660)	52.79
Outstanding as of December 31, 2023	242,555	$51.72
The estimated fair value of the PSUs was based on the closing market value of our common stock on the date of grant. The fair value of PSUs vested during the years ended December 31, 2023, 2022 and 2021 was $0.2 million, $0.2 million and $0.1 million, respectively.

10.    Stockholders’ Equity
During the years ended December 31, 2023, 2022 and 2021, we issued an aggregate of 565,343, 789,870 and 1,179,032 shares of common stock, respectively, in connection with the exercises of stock options, for net proceeds of approximately $10.0 million, $15.3 million and $16.6 million, respectively. For the years ended December 31, 2023, 2022 and 2021, we issued 333,379, 254,907 and 299,958 shares of common stock, respectively, upon vesting of certain RSUs and PSUs for which the RSU holders surrendered 70,733, 68,425 and 94,795 RSUs, respectively, to pay for minimum withholding taxes totaling approximately $7.3 million, $4.4 million and $8.2 million, respectively. Stock options and unvested restricted units totaling approximately 7.8 million, 6.6 million and 5.9 million shares of our common stock were outstanding as of December 31, 2023, 2022 and 2021, respectively.
Share Repurchases
In December 2021, the Board of Directors authorized a second capital return program to repurchase up to $750.0 million of outstanding stock over a three-year period. During 2021, we repurchased 3.9 million shares of common stock for $150.0 million at an average price of $38.51. During 2022, we repurchased 4.5 million shares of common stock for $200.0 million at an average price of $44.44.
We accelerated the initiation of our planned 2024 share repurchases and in November 2023, we entered into an Accelerated Share Repurchase (“ASR”) agreement with Bank of America to accelerate the remaining $250.0 million of share repurchases under the approved capital return program. Pursuant to the agreement, at the inception of the ASR, we paid $250.0 million to Bank of America and took initial delivery of 5.5 million shares. All shares repurchased under our capital return programs have been retired and have resumed their status of authorized and unissued shares. As of December 31, 2023, excluding the shares we received under the ASR, we have repurchased a total of 12.6 million shares for $500.0 million at an average price per share of $39.81 under our $750 million 3-year share repurchase plan.
We had the following activity under the approved share repurchase programs (dollars in thousands, except share and per share data)

	2023
	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Cost (1)
First quarter	4,165,258	$36.01	$150,083
Second quarter	—	—	—
Third quarter	—	—	—
Fourth quarter	—	—	—
	4,165,258	36.01	$150,083

Accelerated share repurchase (2)	5,452,563	$—	$250,000

(1)Included in the total cost of shares purchased is a commission fee of $0.02 per share.
(2)Purchased through an ASR agreement executed to repurchase $250.0 million of common stock. In November 2023, we took initial delivery of 5.5 million shares in accordance with the ASR. Final shares will be delivered on or before June 10, 2024.

11.    Earnings per share
Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Outstanding stock options, unvested RSUs, unvested PSUs, common shares expected to be issued under our ESPP and the Convertible Notes are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive.
Potentially dilutive common shares issuable upon vesting of stock options, RSUs and PSUs are determined using the average share price for each period under the treasury stock method. Potentially dilutive common shares issuable upon conversion of the Convertible Notes are determined using the if-converted method. Since we have committed to settle the principal amount of the Convertible Notes in cash upon conversion only, the number of shares for the conversion spread will be included as a dilutive common stock equivalent.
A reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations is as follows (in thousands, except per share amounts):

	Twelve Months Ended December 31,
	2023	2022	2021
Numerator
Net income	$281,594	$202,129	$402,710
Denominator
Weighted average common shares outstanding for basic earnings per share	131,927	136,844	140,646
Dilutive potential common stock outstanding
Stock options	1,824	2,265	2,737
RSUs, PSUs and ESPP	388	422	555
Convertible Notes	58	1,077	2,858
Weighted average common shares outstanding for diluted earnings per share	134,197	140,608	146,796
Earnings per share
Basic	$2.13	$1.48	$2.86
Diluted	$2.10	$1.44	$2.74
Shares which have been excluded from the calculation of diluted earnings per common share because their effect was anti-dilutive, include the following (shares in millions):

	Twelve Months Ended December 31,
	2023	2022	2021
Anti-dilutive securities (1)	27.8	20.7	13.8
(1) The anti-dilutive securities include outstanding stock options, unvested RSUs, unvested PSUs, common shares expected to be issued under our ESPP and Convertible Notes.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

12.    Commitments and Contingencies
Operating Leases
Our properties consist of leased office, laboratory, warehouse and assembly facilities. Our administrative offices and research facilities are located in San Diego, California. We also lease a building in Minnetonka, Minnesota consisting of office, assembly operations, and warehousing space, and have a small administrative office in Ewing, New Jersey. We lease an aggregate of approximately 162,000 square feet of space. We pay a pro rata share of operating costs, insurance costs, utilities and real property taxes. Additionally, we lease certain office equipment under operating leases. Total rent expense was approximately $9.3 million, $3.3 million and $2.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Approximate annual future minimum operating lease payments as of December 31, 2023 are as follows (in thousands):

Year	Operating Leases
2024	$6,580
2025	6,025
2026	5,676
2027	5,296
2028	5,447
Thereafter	11,686
Total minimum lease payments	40,710
Less imputed interest	(8,513)
Total	$32,197
The weighted-average remaining lease term of our operating leases is approximately 6.66 years.
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

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

13.    Income Taxes
Total income (loss) before income taxes summarized by region was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$348,828	$248,918	$248,071
Foreign	(499)	—	447
Net income before income taxes	$348,329	$248,918	$248,518
Significant components of our net deferred tax assets (liabilities) were as follows (in thousands).

	December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforwards	$32,753	$32,887
Deferred revenue	31	837
Research and development and orphan drug credits	38,192	96,133
Share-based compensation	5,024	6,353
ASC 842 lease liability	7,258	2,480
Capitalized research expense	19,543	10,168
Transaction related expense	—	2,354
Inventory related reserves	13,561	18,395
Other, net	6,715	3,054
Total deferred tax assets	123,077	172,661
Valuation allowance for deferred tax assets	(2,588)	(707)
Deferred tax assets, net of valuation allowance	120,489	171,954
Deferred tax liabilities
Non-deductible book amortization	(103,492)	(115,578)
Depreciation	(3,522)	(2,559)
ASC 842 right of use asset	(8,259)	(9,061)
Other, net	(830)	(330)
Total deferred tax liabilities	(116,103)	(127,528)
Net deferred tax asset	$4,386	$44,426
A valuation allowance of $2.6 million and $0.7 million has been established to offset the net DTAs as of December 31, 2023 and 2022, respectively, as realization of such assets is uncertain.
On a periodic basis, we reassess the valuation allowance of our DTAs, weighing all positive and negative evidence, to assess if it is more-likely-than-not that some or all of our DTAs will be realized. In 2021, we demonstrated profitability and cumulative pretax income and are forecasting income growth in future tax years. After assessing both the positive and negative evidence, we determined that it was more likely than not that our DTAs would be realized and released the valuation allowance in 2021.
On May 24, 2022, we acquired the outstanding shares of Antares. This transaction was treated as a non-taxable acquisition. We have increased our DTLs by approximately $119.7 million related to the acquired intellectual property and a step-up to the value of the inventory, the amortization of which will not be tax deductible.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Income tax expense (benefit) was comprised of the following components (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current - federal	$24,963	$6,157	$(9)
Current - state	5,717	2,525	1,251
Deferred - federal	34,037	44,757	(117,925)
Deferred - state	2,018	(6,650)	(37,509)
Total income tax expense (benefit)	$66,735	$46,789	$(154,192)
The provision for income taxes on earnings subject to income taxes differs from the statutory federal income tax rate due to the following:

	Year Ended December 31,
	2023	2022	2021
Federal income tax expense	21.00%	21.00%	21.00%
State income tax expense, net of federal income tax impact	2.76%	0.82%	2.67%
Decrease in valuation allowance	—%	(0.39)%	(84.92)%
Foreign income subject to tax at other than federal statutory rate	0.03%	—%	0.02%
Share-based compensation	(0.21)%	(0.66)%	(2.50)%
Executive compensation limitation	0.90%	2.61%	2.32%
Non-deductible expenses and other	0.80%	(0.40)%	0.54%
Foreign-derived intangible income	(3.44)%	(5.06)%	(1.18)%
Transaction costs	—%	0.88%	—%
Research and development credits, net	(2.71)%	—%	—%
Effective income tax rate	19.13%	18.80%	(62.05)%
As of December 31, 2023, our unrecognized tax benefit and uncertain tax positions were $21.9 million, which will impact the effective tax rate when resolved. Of the unrecognized tax benefits, we do not expect any significant changes to occur in the next 12 months. Interest and/or penalties related to uncertain income tax positions are recognized by us as a component of income tax expense. For the years ended December 31, 2023, 2022 and 2021, we recognized an immaterial amount of interest and penalties.
The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2023	2022	2021
Gross unrecognized tax benefits, beginning of period	$19,482	$17,692	$19,167
Increases in tax positions for prior years	1,645	—	21
Decreases in tax positions for prior years and lapse in statute of limitations	—	(1,148)	(1,496)
Increases in tax positions related to business acquisition	—	2,151	—
Increases in tax positions for current year	791	787	—
Gross unrecognized tax benefits, end of period	$21,918	$19,482	$17,692

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2023, we had federal, California and other state tax net operating loss carryforwards of approximately $46.8 million, $235.8 million and $66.8 million, respectively. The California and Minnesota net operating loss carryforwards begin to expire in 2037 and 2028, respectively.
As of December 31, 2023, we had federal and California research and development tax credit carryforwards of approximately $38.4 million, and $24.8 million, respectively. The federal research and development tax credits will begin to expire in 2030 unless previously utilized. The California research and development tax credits will carryforward indefinitely until utilized.
Pursuant to Internal Revenue Code Section 382, the annual use of the net operating loss carryforwards and research and development tax credits could be limited by any greater than 50% ownership change during any three-year testing period. As a result of any such ownership change, portions of our net operating loss carryforwards and research and development tax credits are subject to annual limitations. We completed an updated Section 382 analysis regarding the limitation of the net operating losses and research and development credits as of the acquisition of Antares. Based upon the analysis, we determined that ownership changes occurred in prior years; however, the annual limitations on net operating loss and research and development tax credit carryforwards will not have a material impact on the future utilization of such carryforwards.
We do not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiary as it is our intention to utilize those earnings in the foreign operations for an indefinite period of time. As of December 31, 2023 and 2022, there were no undistributed earnings in foreign subsidiaries.
We are subject to taxation in the U.S. and in various state and foreign jurisdictions. Our tax years for 2008 and forward are subject to examination by the U.S., California, and Minnesota tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

14.    Employee Savings Plan
We have an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate, provided they meet the requirements of the plan. We are not required to make matching contributions under the plan. However, we voluntarily contributed to the plan approximately $3.3 million, $2.6 million and $1.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Halozyme Therapeutics, Inc.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Acquired	Additions	Deductions	Balance at End of Period
For the year ended December 31, 2023
Accounts receivable allowances (1)	$1,914	$—	$49,596	$(44,763)	$6,747
For the year ended December 31, 2022
Accounts receivable allowances (1)	$1,140	$924	$5,946	$(6,096)	$1,914
For the year ended December 31, 2021
Accounts receivable allowances (1)	$1,003	$—	$8,131	$(7,994)	$1,140

(1)Allowances are for chargebacks, prompt payment discounts and distribution fees related to proprietary product sales.