Form 10-Q
period 2024-03-31
HALOZYME THERAPEUTICS, INC.
filed 2024-05-07
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number 001-32335
_______________________________________
HALOZYME THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)
_______________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 127,274,000 as of April 30, 2024.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$164,627	$118,370
Marketable securities, available-for-sale	298,824	217,630
Accounts receivable, net and contract assets	195,902	234,210
Inventories, net	168,541	127,601
Prepaid expenses and other current assets	45,690	48,613
Total current assets	873,584	746,424
Property and equipment, net	78,071	74,944
Prepaid expenses and other assets	17,319	17,816
Goodwill	416,821	416,821
Intangible assets, net	455,116	472,879
Deferred tax assets, net	616	4,386
Total assets	$1,841,527	$1,733,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,325	$11,816
Accrued expenses	118,314	100,678
Total current liabilities	131,639	112,494
Long-term debt, net	1,500,879	1,499,248
Other long-term liabilities	31,201	37,720
Total liabilities	1,663,719	1,649,462
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 127,186 and 126,770 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	127	127
Additional paid-in capital	11,794	2,409
Accumulated other comprehensive loss	(1,486)	(9,278)
Retained earnings	167,373	90,550
Total stockholders’ equity	177,808	83,808
Total liabilities and stockholders’ equity	$1,841,527	$1,733,270
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues
Royalties	$120,593	$99,640
Product sales, net	58,583	60,794
Revenues under collaborative agreements	16,703	1,709
Total revenues	195,879	162,143
Operating expenses
Cost of sales	28,329	35,170
Amortization of intangibles	17,763	17,835
Research and development	19,111	17,979
Selling, general and administrative	35,134	37,357
Total operating expenses	100,337	108,341
Operating income	95,542	53,802
Other income (expense)
Investment and other income, net	4,993	2,979
Interest expense	(4,507)	(4,543)
Net income before income taxes	96,028	52,238
Income tax expense	19,205	12,623
Net income	$76,823	$39,615

Earnings per share
Basic	$0.61	$0.29
Diluted	$0.60	$0.29

Weighted average common shares outstanding
Basic	126,941	135,027
Diluted	128,887	137,900
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$76,823	$39,615
Other comprehensive income
Unrealized (loss) gain on marketable securities	(313)	924
Foreign currency translation adjustment	8	22
Unrealized gain on derivative instruments, net	8,615	—
Realized gain on derivative instruments, net	(518)	—
Comprehensive income	$84,615	$40,561
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,

	2024	2023
Operating activities
Net income	$76,823	$39,615
Adjustments to reconcile net income to net cash provided by operating activities
Share-based compensation	9,874	7,966
Depreciation and amortization	2,443	2,622
Amortization of intangible assets	17,763	17,835
Amortization of debt discount	1,830	1,835
Amortization of premium on marketable securities, net	(2,365)	(917)
Realized gain on marketable securities	(7)	—
Lease payments deferred	220	320
Deferred income taxes	1,291	3,874
Changes in operating assets and liabilities
Accounts receivable, net and other contract assets	38,308	36,189
Inventories, net	(40,233)	(7,250)
Prepaid expenses and other assets	4,795	8,881
Accounts payable and accrued expenses	18,685	(24,006)
Net cash provided by operating activities	129,427	86,964
Investing activities
Purchases of marketable securities	(198,763)	(109,919)
Proceeds from sales and maturities of marketable securities	119,627	61,134
Purchases of property and equipment	(3,545)	(11,377)
Net cash used in investing activities	(82,681)	(60,162)
Financing activities
Repayment of 2024 Convertible Notes	—	(13,483)
Repurchase of common stock	—	(150,083)
Taxes paid related to net share settlement, net of proceeds from issuance of common stock under equity incentive plans	(489)	(1,048)
Net cash used in financing activities	(489)	(164,614)
Net increase (decrease) in cash, cash equivalents and restricted cash	46,257	(137,812)
Cash, cash equivalents and restricted cash at beginning of period	118,370	234,695
Cash, cash equivalents and restricted cash at end of period	$164,627	$96,883

Supplemental disclosure of non-cash investing and financing activities
Amounts accrued for purchases of property and equipment	$1,515	$390
Right-of-use assets obtained in exchange for lease obligation	$1,242	$406
Common stock issued for conversion of 2024 Convertible Notes	$—	$125
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2023	126,770	$127	$2,409	$(9,278)	$90,550	$83,808
Share-based compensation expense	—	—	9,874	—	—	9,874
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net	416	—	(489)	—	—	(489)
Other comprehensive income	—	—	—	7,792	—	7,792
Net income	—	—	—	—	76,823	76,823
BALANCE AS OF MARCH 31, 2024	127,186	$127	$11,794	$(1,486)	$167,373	$177,808

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2022	135,154	$135	$27,368	$(922)	$143,217	$169,798
Share-based compensation expense	—	—	7,966	—	—	7,966
Issuance of common stock for the conversion of the 2024 Convertible Notes	289	—	(126)			(126)
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net	384	1	(1,049)	—	—	(1,048)
Repurchase of common stock	(4,165)	(4)	(34,159)		(117,138)	(151,301)
Other comprehensive income	—	—	—	946	—	946
Net income	—	—	—	—	39,615	39,615
BALANCE AS OF MARCH 31, 2023	131,662	$132	$—	$24	$65,694	$65,850
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Organization and Business
Halozyme Therapeutics, Inc. is a biopharmaceutical company advancing disruptive solutions to improve patient experiences and outcomes for emerging and established therapies.
As the innovators of ENHANZE® drug delivery technology (“ENHANZE”) with our proprietary enzyme, rHuPH20, our commercially validated solution is used to facilitate the subcutaneous (“SC”) delivery of injected drugs and fluids with the goal of reducing the treatment burden for patients. We license our technology to biopharmaceutical companies to collaboratively develop products that combine ENHANZE with our partners’ proprietary compounds. We also develop, manufacture and commercialize, for ourselves or with our partners, drug-device combination products using our advanced auto-injector technologies that are designed to provide commercial or functional advantages such as improved convenience, reliability and tolerability, and enhanced patient comfort and adherence.
Our ENHANZE partners’ approved products and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 works by breaking down hyaluronan (“HA”), a naturally occurring carbohydrate that is a major component of the extracellular matrix of the SC space. This temporarily reduces the barrier to bulk fluid flow allowing for improved and more rapid SC delivery of high dose, high volume injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as ENHANZE. We license our ENHANZE technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the SC route of administration. In the development of proprietary intravenous (“IV”) drugs combined with our ENHANZE technology, data has been generated supporting the potential for ENHANZE to reduce patient treatment burden, as a result of shorter duration of SC administration with ENHANZE compared to IV administration. ENHANZE may enable fixed-dose SC dosing compared to weight-based dosing typically required for IV administration, extend the dosing interval for drugs that are already administered subcutaneously and potentially allow for lower rates of infusion-related reactions. ENHANZE may enable more flexible treatment options such as home administration by a healthcare professional or potentially the patient or caregiver. Lastly, certain proprietary drugs co-formulated with ENHANZE have been granted additional exclusivity, extending the patent life of the product beyond the patent expiry of the proprietary IV drug.
We currently have ENHANZE collaborations and licensing agreements with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Takeda Pharmaceuticals International AG and Baxalta US Inc. (“Takeda”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol-Myers Squibb Company (“BMS”), argenx BVBA (“argenx”), ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”), Chugai Pharmaceutical Co., Ltd. (“Chugai”) and Acumen Pharmaceuticals, Inc. (“Acumen”). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales-based milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently earn royalties from sales of seven commercial products including sales of one commercial product from each of the Takeda, Janssen and argenx collaborations and four commercial products products from the Roche collaboration.
We have commercialized auto-injector products with several pharmaceutical companies including Teva Pharmaceutical Industries, Ltd. (“Teva”) and Otter Pharmaceuticals, LLC (“Otter”). We have development programs including auto-injectors with Idorsia Pharmaceuticals Ltd. (“Idorsia”).
Our commercial portfolio of proprietary products includes Hylenex®, utilizing rHuPH20, and XYOSTED®, utilizing our auto-injector technology.
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

2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared for purposes of and in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 20, 2024. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Operating results for interim periods are not necessarily indicative of the operating results for an entire fiscal year.
The accompanying condensed consolidated financial statements include the accounts of Halozyme Therapeutics, Inc. and our wholly owned subsidiaries, Halozyme, Inc. and Antares Pharma, Inc., and Antares Pharma, Inc.’s wholly owned Swiss subsidiaries, Antares Pharma IPL AG and Antares Pharma AG. All intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that we believe to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from our estimates.
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, which mature within 90 days or less from the date of purchase. As of March 31, 2024, our cash and cash equivalents consisted of money market funds, bank certificate of deposits, U.S. treasury securities and demand deposits at commercial banks.
Marketable securities are investments with original maturities of more than 90 days from the date of purchase that are specifically identified to fund current operations. Marketable securities are considered available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date which reflects management’s intention to use the proceeds from the sale of these investments to fund our operations, as necessary. Such available-for-sale investments are carried at fair value with unrealized gains and losses recorded in other comprehensive income and included as a separate component of stockholders’ equity. The cost of marketable securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in investment and other income, net in our condensed consolidated statements of income. We use the specific identification method for calculating realized gains and losses on marketable securities sold. None of the realized gains and losses and declines in value that were judged to be as a result of credit loss on marketable securities, if any, are included in investment and other income, net in our condensed consolidated statements of income.
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
Accounts Receivable, net
Accounts receivable is recorded at the invoiced amount and is non-interest bearing. Accounts receivable is recorded net of estimated prompt pay discounts, distribution fees and chargebacks. We believe the risk of accounts being uncollectible is minimal; therefore, no significant allowances for doubtful accounts were established as of March 31, 2024 and December 31, 2023.
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
Leases
We have entered into operating leases primarily for real estate and automobiles. These leases have contractual terms which range from 3 years to 12 years. We determine if an arrangement contains a lease at inception. Right of use (“ROU”) assets and liabilities resulting from operating leases are included in property and equipment, accrued expenses and other long-term liabilities on our condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the discount rate to calculate the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our leases often include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that we will exercise that option. Short-term leases with an initial term of 12 months or less are not recorded on our condensed consolidated balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
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
In accordance with the hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and are highly effective in offsetting changes to future cash flows on hedged transactions. Both at inception of the hedge and on an ongoing basis, we assess whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If we determine a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, we would discontinue hedge accounting treatment prospectively. We measure effectiveness based on the change in fair value of the forward currency forward contract and the fair value of the hypothetical foreign currency forward contract with terms that match the critical terms of the risk being hedged. No portion of our foreign currency forward contracts were excluded from the assessment of hedge effectiveness. As of March 31, 2024, all hedges were determined to be highly effective.
The assets or liabilities associated with our hedging contracts are recorded at fair market value in prepaid expense and other current assets, accrued expenses, or other long-term liabilities, respectively, in our condensed consolidated balance sheets. Gains and losses related to changes in the fair market value of these hedging contracts are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) within stockholder’s equity in our condensed consolidated balance sheets and reclassified to royalty revenue in our condensed consolidated statements of income in the same period as the recognition of the underlying hedged transaction. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, within the defined hedge period, we reclassify the gains or losses on the related cash flow hedge from AOCI to royalties revenue in our condensed consolidated statements of income. Settlements from the cash flow hedge are included in operating activities on the condensed consolidated statements of cash flows. Since the fair market value of these hedging contracts is derived from current market rates, the hedging contracts are classified as derivative financial instruments. We do not use derivatives for speculative or trading purposes. As of March 31, 2024, amounts expected to be recognized as a net gain out of AOCI into our condensed consolidated statements of income during the next 12 months are not material.
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
ENHANZE and Device Royalties
Under the terms of our ENHANZE collaboration and license agreements, our partners will pay us royalties at an on average mid-single digit percent rate of their sales if products under the collaboration are commercialized. All amounts owed to us are noncancelable after the underlying triggering event occurs, and nonrefundable once paid. Unless terminated earlier in accordance with its terms, collaborations generally continue in effect until the last to expire royalty payment term, as determined on a product by product and country by country basis, with each royalty term starting on the first commercial sale of that product and ending the later of: (i) a specified period or term set forth in the agreement or (ii) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration. In general, when there are no valid claims of a specified patent developed under the collaboration covering the product in a given country, the royalty rate is reduced for those sales in that country upon the expiration of our patents covering rHuPH20. Janssen’s patents covering DARZALEX SC do not impact the timing for this royalty reduction. Partners may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis generally upon 90 days prior written notice to us. Upon any such termination, the license granted to partners (in total or with respect to the terminated target, as applicable) will terminate provided; however, that in the event of expiration of the agreement (as opposed to a termination), the on-going licenses granted may become perpetual, non-exclusive and fully paid. Sales-based milestones and royalties are recognized in the period the underlying sales or milestones occur. We do not receive final royalty reports from our ENHANZE partners until after we complete our financial statements for a prior quarter. Therefore, we recognize revenue based on estimates of the royalty earned, which are based on internal estimates and available preliminary reports provided by our partners. We will record adjustments in the following quarter, if necessary, when final royalty reports are received. To date, we have not recorded any material adjustments.

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
We also fulfill purchase orders for supply of bulk rHuPH20 and perform research and development services pursuant to project authorization forms for our partners, which represent separate contracts. In addition to our licenses, we price our supply of bulk rHuPH20 and research and development services at our regular selling prices, called standalone selling prices (“SSP”). Therefore, our partners do not have material rights to order these items at prices not reflective of SSP. Refer to the discussion below regarding recognition of revenue for these separate contracts.

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

Our payment terms for development contracts may include an upfront payment equal to a percentage of the total contract value with the remaining portion to be billed upon completion and transfer of the individual deliverables or satisfaction of the individual performance obligations. We record a contract liability for cash received in advance of performance, which is presented within deferred revenue and deferred revenue, long-term in our condensed consolidated balance sheets and recognized as revenue in our condensed consolidated statements of income when the associated performance obligations have been satisfied.
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
Refer to Note 4, Revenue, for further discussion on our collaborative arrangements.
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
Income Taxes
We provide for income taxes using the liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at each reporting period. We measure deferred tax assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse. Significant judgment is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and any associated valuation allowances recorded against our net deferred tax assets, which are based on complex and evolving tax regulations. Deferred tax assets (“DTA”) and other tax benefits are recorded when they are more likely than not to be realized. On a quarterly basis, we assess the need for valuation allowance on our DTAs, weighing all positive and negative evidence, to assess if it is more-likely-than-not that some or all of our DTAs will be realized. We recorded a provision for income taxes of $19.2 million using an effective tax rate of 20% for the three months ended March 31, 2024. The difference between our effective tax rate and the U.S. federal statutory rate of 21% is primarily due to state income taxes, research and development credit generations, tax benefits on the Foreign Derived Intangible Income Deduction (“FDII”) (net of reserves), tax detriments on 162(m) and other share-based compensation.
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

Standard	Description	Effective Date	Adoption Method	Effect on the Financial Statements or Other Significant Matters
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.	The new standard is intended to improve annual and interim reportable segment disclosure requirements regardless of number of reporting units, primarily through enhanced disclosures of significant expenses. The amendment requires public entities to disclose significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit and loss.	Annual periods beginning after December 15, 2023 (our 2024 Form 10-K), and interim periods within fiscal years beginning after December 15, 2024 (our Q1 2025 Form 10-Q) - Early adoption is permitted, including adoption in an interim period
			Retrospective	We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.	The new guidance includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction.	Annual periods beginning after December 15, 2024 (our 2025 Form 10-K) - Early adoption is permitted	Prospective or Retrospective	We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures.

3.    Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$2,384	$—	$(5)	$2,379
Corporate debt securities	43,118	2	(64)	43,056
U.S. treasury securities	239,347	36	(106)	239,277
Agency bonds	9,180	—	(22)	9,158
Commercial paper	4,954	—	—	4,954
Total marketable securities, available-for-sale	$298,983	$38	$(197)	$298,824

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$3,512	$—	$(8)	$3,504
Corporate debt securities	6,022	1	(10)	6,013
U.S. treasury securities	175,996	200	(12)	176,184
Agency bonds	16,119	—	(16)	16,103
Commercial paper	15,826	—	—	15,826
Total marketable securities, available-for-sale	$217,475	$201	$(46)	$217,630
As of March 31, 2024, 33 available-for-sale marketable securities with a fair market value of $215.5 million were in a gross unrealized loss position of $0.2 million. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of March 31, 2024 because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
The estimated fair value of our contractual maturities of available-for-sale debt securities were as follows (in thousands):

	March 31, 2024	December 31, 2023
Due within one year	$235,059	$197,633
Due after one year but within five years	63,765	19,997
Total estimated fair value of contractual maturities, available-for-sale	$298,824	$217,630

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2024			December 31, 2023
	Level 1	Level 2	Total Estimated Fair Value	Level 1	Level 2	Total Estimated Fair Value
Assets
Cash equivalents
Money market funds	$20,276	$—	$20,276	$22,142	$—	$22,142
U.S. treasury securities	30,000	—	30,000	2,000	—	2,000

Available-for-sale marketable securities
Asset-backed securities	—	2,379	2,379	—	3,504	3,504
Corporate debt securities	—	43,056	43,056	—	6,013	6,013
U.S. treasury securities	239,277	—	239,277	176,184	—	176,184
Agency bonds	9,158	—	9,158	16,103	—	16,103
Commercial paper	—	4,954	4,954	—	15,826	15,826
Derivative instruments
Currency hedging contracts (1)	—	1,574	1,574	—	—	—
Total assets	$298,711	$51,963	$350,674	$216,429	$25,343	$241,772

Liabilities
Derivative instruments
Currency hedging contracts (1)	$—	$478	$478	$—	$9,480	$9,480
(1) Based on observable market transactions of spot currency rates, forward currency rates or equivalently-termed instruments. Carrying amounts of the financial assets and liabilities are equal to the fair value. As of March 31, 2024, the derivative assets and liabilities recorded within prepaid expenses and other current assets, prepaid expense and other assets and other long-term liabilities in our condensed consolidated balance sheets were $1.3 million, $0.3 million and $0.5 million, respectively.
We had no available for sale securities that were classified within Level 3 as of March 31, 2024 and December 31, 2023.

4.    Revenue
Our disaggregated revenues were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Royalties	$120,593	$99,640

Product sales, net
Proprietary product sales	35,254	27,961
Bulk rHuPH20 sales	10,511	22,069
Device partnered product sales	12,818	10,764
Total product sales, net	58,583	60,794

Revenues under collaborative agreements
Event-based development and regulatory milestones and other fees	14,000	—
Device licensing and development revenue	2,703	1,709
Total revenues under collaborative agreements	16,703	1,709

Total revenues	$195,879	$162,143
During the three months ended March 31, 2024, we recognized revenue related to licenses granted to partners in prior periods in the amount of $134.6 million. This amount represents royalties earned in the current period in addition to $14.0 million of variable consideration in the contracts where uncertainties were resolved and the development milestones are expected to be achieved or were achieved. We also recognized revenue of $0.1 million during the three months ended March 31, 2024 that had been included in accrued expense and other long-term liabilities in our condensed consolidated balance sheets as of December 31, 2023.
Accounts receivable, other contract assets and deferred revenues (contract liabilities) from contracts with customers, including partners, consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accounts receivable, net	$185,313	$233,254
Other contract assets	10,589	956
Deferred revenues	4,595	4,048
As of March 31, 2024, the amounts included in the transaction price of our contracts with customers, including collaboration partners, and allocated to goods and services not yet provided were $77.3 million, of which $72.7 million relates to unfulfilled product purchase orders and $4.6 million has been collected and is reported as accrued expense and other long-term liabilities in our condensed consolidated balance sheets. The unfulfilled product purchase orders are estimated to be delivered by the end of 2024. Of the total deferred revenues of $4.6 million, $1.2 million is expected to be used by our customers within the next 12 months.
We recognized contract assets of $10.6 million as of March 31, 2024, which related to development milestones deemed probable of receipt for intellectual property licenses granted to partners in prior periods and for goods or services when control has transferred to the customer, and corresponding revenue is recognized on an over time basis but is not yet billable to the customer in accordance with the terms of the contract.

5.    Certain Balance Sheet Items
Accounts receivable, net and contract assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accounts receivable from product sales to partners	$27,045	$58,588
Accounts receivable from revenues under collaborative agreements	2,078	16,183
Accounts receivable from royalty payments	115,413	118,170
Accounts receivable from other product sales	46,986	47,060
Contract assets	10,589	956
Total accounts receivable and contract assets	202,111	240,957
Allowance for distribution fees and discounts	(6,209)	(6,747)
Total accounts receivable, net and contract assets	$195,902	$234,210
Inventories, consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$29,112	$23,646
Work-in-process	43,611	34,025
Finished goods	95,818	69,930
Total inventories, net	$168,541	$127,601
Prepaid expenses and other assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid manufacturing expenses	$36,211	$36,850
Other prepaid expenses	13,847	12,902
Other assets	12,951	16,677
Total prepaid expenses and other assets	63,009	66,429
Less: Long-term portion	(17,319)	(17,816)
Total prepaid expenses and other assets, current	$45,690	$48,613
Prepaid manufacturing expenses include raw materials, slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory as materials are used or the contract manufacturing organization services are complete.
Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Research equipment	$8,690	$8,588
Manufacturing equipment	36,364	32,472
Computer and office equipment	10,888	9,722
Leasehold improvements	7,124	6,987
Subtotal	63,066	57,769
Accumulated depreciation and amortization	(21,180)	(19,661)
Subtotal	41,886	38,108
Right of use of assets	36,185	36,836
Property and equipment, net	$78,071	$74,944
Depreciation and amortization expense was approximately $2.4 million and $2.6 million, inclusive of ROU asset amortization of $1.4 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively.

Accrued expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation and payroll taxes	$10,442	$17,361
Accrued outsourced manufacturing expenses	27,456	12,361
Income taxes payable	19,074	963
Product returns and sales allowance	39,941	41,932
Other accrued expenses	20,839	33,584
Lease liability	31,763	32,197
Total accrued expenses	149,515	138,398
Less long-term portion	(31,201)	(37,720)
Total accrued expenses, current	$118,314	$100,678
Expense associated with the accretion of the lease liabilities was approximately $0.6 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively. Total lease expense for the three months ended March 31, 2024 and 2023 was $2.0 million and $2.1 million, respectively.
Cash paid for amounts related to leases for the three months ended March 31, 2024 and 2023 was $1.8 million and $1.7 million, respectively.

6.    Goodwill and Intangible Assets
Goodwill
A summary of the activity impacting goodwill is presented below (in thousands):

Balance as of December 31, 2023	$416,821
Adjustment	—
Balance as of March 31, 2024	$416,821
Intangible Assets
Our acquired intangible assets are amortized using the straight-line method over their estimated useful lives of seven to ten years. The following table shows the cost, accumulated amortization and weighted average useful life in years for our acquired intangible assets as of March 31, 2024 (in thousands).

	Weighted Average Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Auto Injector technology platform	7	$402,000	$106,521	$295,479
XYOSTED proprietary product	10	136,200	25,263	110,937
Total finite-lived intangibles, net		$538,200	$131,784	$406,416
ATRS-1902 (IPR&D)	Indefinite			48,700
Total intangibles, net				$455,116
Estimated future annual amortization of finite-lived intangible assets is shown in the following table (in thousands). Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

Year	Amortization Expense
Remainder of 2024	$53,286
2025	71,049
2026	71,049
2027	71,049
2028	71,049
Thereafter	68,934
Total	$406,416

7.    Long-Term Debt, Net
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
Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2028 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. As of March 31, 2024, the 2028 Convertible Notes were not convertible.
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
As of March 31, 2024, we were in compliance with all covenants and there was no material adverse change in our business, operations or financial condition.
Capped Call Transactions
In connection with the offering of the 2028 Convertible Notes, we entered into capped call transactions with certain counterparties (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2028 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2028 Convertible Notes. The cap price of the Capped Call Transactions is initially $75.4075 per share of common stock, representing a premium of 75% above the last reported sale price of $43.09 per share of common stock on August 15, 2022, and is subject to certain adjustments under the terms of the Capped Call Transactions. As of March 31, 2024, no capped calls had been exercised.
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
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. As of March 31, 2024, the 2027 Convertible Notes were not convertible.
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
As of March 31, 2024, we were in compliance with all covenants and there was no material adverse change in our business, operations or financial condition.
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

Net Carrying Amounts of our Convertible Notes
The carrying amount and fair value of our Convertible Notes were as follows (in thousands).

	March 31, 2024	December 31, 2023
Principal amount
2027 Convertible Notes	$805,000	$805,000
2028 Convertible Notes	720,000	720,000
Total principal amount	$1,525,000	$1,525,000

Unamortized debt discount
2027 Convertible Notes	$(10,094)	$(10,950)
2028 Convertible Notes	(14,027)	(14,802)
Total unamortized debt discount	$(24,121)	$(25,752)

Carrying amount
2027 Convertible Notes	$794,906	$794,050
2028 Convertible Notes	705,973	705,198
Total carrying amount	$1,500,879	$1,499,248

Fair value based on trading levels (Level 2):
2027 Convertible Notes	$714,244	$695,826
2028 Convertible Notes	702,403	670,522
Total fair value of outstanding notes	$1,416,647	$1,366,348

Remaining amortization per period of debt discount (in years):
2027 Convertible Notes	2.9	3.2
2028 Convertible Notes	4.4	4.6

The following table summarizes the components of interest expense and the effective interest rates for each of our Convertible Notes (in thousands).

	Three Months Ended March 31,
	2024	2023
Coupon interest
2024 Convertible Notes	$—	$36
2027 Convertible Notes	503	503
2028 Convertible Notes	1,800	1,800
Total coupon interest	$2,303	$2,339

Amortization of debt discount
2024 Convertible Notes	$—	$24
2027 Convertible Notes	856	850
2028 Convertible Notes	775	764
Total amortization of debt discount	$1,631	$1,638

Interest expense
2024 Convertible Notes	$—	$60
2027 Convertible Notes	1,359	1,353
2028 Convertible Notes	2,575	2,564
Total interest expense	$3,934	$3,977

Effective interest rates
2027 Convertible Notes	0.7%	0.7%
2028 Convertible Notes	1.5%	1.5%
Revolving Credit and Term Loan Facilities (May 2022)
In May 2022, we entered into a credit agreement, which was subsequently amended in August 2022 (the “Amendment”), with Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders and L/C Issuers party thereto (the “2022 Credit Agreement), evidencing a credit facility (the “2022 Facility”) that provides for (i) a $575 million revolving credit facility (the “Revolving Credit Facility”) and (ii) a $250 million term loan facility (the “Term Facility”). Concurrently, with the entry into the Amendment, we repaid the entire outstanding Term Loan Facility and repaid all outstanding loans under the Revolving Credit Facility under the 2022 Credit Agreement. The 2022 Facility will mature on November 30, 2026 unless either the Revolving Credit Facility or the Term Facility is extended prior to such date in accordance with the 2022 Credit Agreement.
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

As of March 31, 2024, the Revolving Credit Facility was undrawn. We incurred a total of $3.6 million in third-party costs related to the 2022 Credit Agreement which are recorded as debt issuance cost within prepaid expenses and other assets in our condensed consolidated balance sheets. As of March 31, 2024, the unamortized debt issuance cost related to the revolving credit facility was $2.1 million.

8.    Share-based Compensation
The following table summarized share-based compensation expense included in our condensed consolidated statements of income related to share-based awards (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$3,345	$3,101
Selling, general and administrative	6,529	4,865
Total share-based compensation expense	$9,874	$7,966
Share-based compensation expense by type of share-based award was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options	$4,299	$3,455
RSUs, PSUs and ESPP	5,575	4,511
Total share-based compensation expense	$9,874	$7,966
We granted stock options to purchase approximately 0.5 million and 1.2 million shares of common stock during the three months ended March 31, 2024 and 2023, respectively. The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes Model”). Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments. The assumptions used in the Black-Scholes Model were as follows:

	Three Months Ended March 31,
	2024	2023
Expected volatility	40.02 - 40.08%	39.68 - 39.98%
Average expected term (in years)	5.0	4.8
Risk-free interest rate	3.80 - 4.28%	3.48 - 4.27%
Expected dividend yield	—	—
In February 2021, our Board of Directors approved our 2021 ESPP and our stockholders approved the plan in May 2021. The ESPP enables eligible employees to purchase shares of our common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Share purchases are funded through payroll deduction of at least 1% and up to 15% of an employee’s compensation for each payroll period, and no employee may purchase shares under the ESPP that exceeds $25,000 worth of our common stock for a calendar year. As of March 31, 2024, 2,604,222 shares were available for future purchase. The offering period is generally for a six-month period and the first offering period commenced on June 16, 2021. Offering periods shall commence on or about the sixteenth day of June and December of each year and end on or about the fifteenth day of the next December and June, respectively, occurring thereafter.

Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized was as follows (in thousands, unless otherwise noted):

	March 31, 2024
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (in years)
Stock options	$42,038	2.70
RSUs	56,513	3.05
PSUs	11,543	2.30
ESPP	118	0.21

9.    Stockholders’ Equity
During the three months ended March 31, 2024 and 2023, we issued an aggregate of 154,556 and 143,931 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $17.47 and $16.87 per share, respectively, for net proceeds of approximately $2.7 million and $2.4 million, respectively. For the three months ended March 31, 2024 and 2023, we issued 262,195 and 239,919 shares of common stock, respectively, upon vesting of certain RSUs and PSUs for which the RSU and PSU holders surrendered 88,825 and 70,733 RSUs and PSUs, respectively, to pay for minimum withholding taxes totaling approximately $6.0 million and $6.5 million, respectively. Stock options and unvested restricted units totaling approximately 8.7 million and 7.8 million shares of our common stock were outstanding as of March 31, 2024 and December 31, 2023, respectively.
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
We accelerated the initiation of our planned 2024 share repurchases and in November 2023, we entered into an Accelerated Share Repurchase (“ASR”) agreement with Bank of America, N.A. to accelerate the remaining $250.0 million of share repurchases under the approved capital return program. Pursuant to the agreement, at the inception of the ASR, we paid $250.0 million to Bank of America, N.A. and took initial delivery of 5.5 million shares. All shares repurchased under our capital return programs have been retired and have resumed their status of authorized and unissued shares. We continued to execute share repurchases during the three months ended March 31, 2024 under our ASR agreement with Bank of America, N.A.
As of March 31, 2024, excluding the shares we received under the ASR, we have repurchased a total of 12.6 million shares for $500.0 million at an average price per share of $39.81 under our $750 million 3-year share repurchase plan.
In February 2024, our Board of Directors authorized a new capital return program to repurchase up to $750.0 million of our outstanding common stock.

10.    Earnings per share
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
A reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator
Net income	$76,823	$39,615
Denominator
Weighted average common shares outstanding for basic earnings per share	126,941	135,027
Dilutive potential common stock outstanding
Stock options	1,607	2,173
RSUs, PSUs and ESPP	339	468
Convertible Notes	—	232
Weighted average common shares outstanding for diluted earnings per share	128,887	137,900
Earnings per share
Basic	$0.61	$0.29
Diluted	$0.60	$0.29
Shares which have been excluded from the calculation of diluted earnings per common share because their effect was anti-dilutive include the following (shares in millions):

	Three Months Ended March 31,
	2024	2023
Anti-dilutive securities (1)	28.2	26.2
(1) The anti-dilutive securities include outstanding stock options, unvested RSUs, unvested PSUs, common shares expected to be issued under our ESPP and Convertible Notes.

11.    Commitments and Contingencies
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, unless the context suggests otherwise, references to “Halozyme,” “the Company,” “we,” “our,” “ours,” and “us” refer to Halozyme Therapeutics, Inc., its wholly owned subsidiaries, Halozyme, Inc., Antares Pharma Inc., and Antares Pharma Inc.’s wholly owned subsidiaries, Antares Pharma IPL AG and Antares Pharma AG. References to “Notes” refer to the notes to the condensed consolidated financial statements included herein (refer to Item 1 of Part I).
The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2023, included in our Annual Report on Form 10-K for the year ended December 31, 2023. Past financial or operating performance is not necessarily a reliable indicator of future performance, and our historical performance should not be used to anticipate results or future period trends.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, provisions of Section 21E of the securities and Exchange Act, as amended, and Section 27A of the Securities Act of 1933, as amended.. All statements in this report other than statements of historical fact, included herein, including without limitation those regarding our future product development and regulatory events and goals, product collaborations, our business intentions and financial statements and anticipated results, are, or may be deemed to be, forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity,” “project” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report on Form 10-Q. Additionally, statements concerning future matters such as the development or regulatory approval of new partner products, enhancements of existing products or technologies, timing and success of the launch of new products by us and our partners, third-party performance under key collaboration agreements, the ability of our bulk drug and device part manufacturers to provide adequate supply for our partners, revenue, expense, cash burn levels and our ability to make timely repayments of debt, anticipated amounts and timing of share repurchases, anticipated profitability and expected trends and other statements regarding our plans and matters that are not historical are forward-looking statements. Such statements reflect management’s current forecast of certain aspects of our future business, are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements due to a number of factors including, but not limited to, those set forth below under the section entitled “Risks Factors” and elsewhere in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q.
Overview
Halozyme Therapeutics, Inc. is a biopharmaceutical company advancing disruptive solutions to improve patient experiences and outcomes for emerging and established therapies.
As the innovators of ENHANZE® drug delivery technology (“ENHANZE”) with our proprietary enzyme rHuPH20, our commercially validated solution is used to facilitate the subcutaneous (“SC”) delivery of injected drugs and fluids, with the goal of reducing the treatment burden for patients. We license our technology to biopharmaceutical companies to collaboratively develop products that combine ENHANZE with our partners’ proprietary compounds. We also develop, manufacture and commercialize, for ourselves or with our partners, drug-device combination products using our advanced auto-injector technologies that are designed to provide commercial or functional advantages such as improved convenience, reliability and tolerability, and enhanced patient comfort and adherence.

Our ENHANZE partners’ approved products and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 works by breaking down hyaluronan (“HA”), a naturally occurring carbohydrate that is a major component of the extracellular matrix of the SC space. This temporarily reduces the barrier to bulk fluid flow allowing for improved and more rapid SC delivery of high dose, high volume injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as ENHANZE. We license our ENHANZE technology to form collaborations with biopharmaceutical companies that develop or market drugs requiring or benefiting from injection via the SC route of administration. In the development of proprietary intravenous (“IV”) drugs combined with our ENHANZE technology, data have been generated supporting the potential for ENHANZE to reduce patient treatment burden, as a result of shorter duration of SC administration with ENHANZE compared to IV administration. ENHANZE may enable fixed-dose SC dosing compared to weight-based dosing typically required for IV administration, extend the dosing interval for drugs that are already administered subcutaneously and potentially allow for lower rates of infusion-related reactions. ENHANZE may enable more flexible treatment options such as home administration by a healthcare professional or potentially the patient or caregiver. Lastly, certain proprietary drugs co-formulated with ENHANZE have been granted additional exclusivity, extending the patent life of the product beyond the patent expiry of the proprietary IV drug.
We currently have ENHANZE collaborations and licensing agreements with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Takeda Pharmaceuticals International AG and Baxalta US Inc. (“Takeda”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol Myers Squibb Company (“BMS”), argenx BVBA (“argenx”), ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”), Chugai Pharmaceutical Co., Ltd. (“Chugai”) and Acumen Pharmaceuticals, Inc. (“Acumen”). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales-based milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently earn royalties from the sales of seven commercial products including sales of one commercial product from each of the Takeda, Janssen and argenx collaborations and four commercial products from the Roche collaboration.
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

Our first quarter of 2024 and recent key events are as follows:
Partners
•In May 2024, BMS announced that the U.S. Food and Drug Administration (“FDA”) accepted its Biologics License Application (“BLA”) for the subcutaneous formulation of Opdivo (nivolumab) co-formulated with ENHANZE, resulting in a $15.0 million milestone payment. The FDA assigned a Prescription Drug User Fee Act (“PDUFA”) goal date of February 28, 2025.
•In April 2024, Roche announced that European Medicines Agency’s Committee for Medicinal Products for Human Use has recommended the approval of Ocrevus (ocrelizumab) SC for its multiple sclerosis (“MS”) indications. A final decision on its approval from the European Commission (“EC”) is expected mid-2024.
•In April 2024, Roche announced that the FDA has accepted the submission of orcelizumab SC with potential approval in September 2024.
•In April 2024, Roche’s Mabthera SC was approved by the China National Medical Products Administration (“NMPA”) to treat diffuse large B-cell lymphoma (“DLBCL”).
•In March 2024, ViiV initiated a Phase 1 study of VH4524184 with ENHANZE to evaluate the safety, tolerability, and pharmacokinetics in healthy adults.
•In the first quarter of 2024, argenx initiated two registrational studies evaluating efgartigimod with ENHANZE administered by pre-filled syringe in subjects with thyroid eye disease (“TED”).
•In February 2024, argenx announced that the FDA had accepted for priority review a supplemental Biologics License Application (“sBLA”) for VYVGART Hytrulo (efgartigimod alfa and hyaluronidase-qvfc) for the treatment of chronic inflammatory demyelinating polyneuropathy (“CIDP”). The application has been granted a PDUFA action date of June 21, 2024.
•In February 2024, Takeda submitted a New Drug Application (“NDA”) in Japan seeking approval for TAK-771, subcutaneous 10% human immunoglobulin with ENHANZE, for treatment of primary immunodeficiency.
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
•In January 2024, Takeda received FDA and EC approval for HYQVIA for the treatment of CIDP.
•In January 2024, argenx received regulatory approval in Japan for VYVDURA (efgartigimod alfa and hyaluronidase-qvfc) co-formulated with ENHANZE for the treatment of adult patients with generalized myasthenia gravis (“gMG”) including options for self-administration, and in April 2024, VYVDURA was made available to patients resulting in $14.0 million in total milestone payments.
Corporate
•In February 2024, our Board of Directors authorized our third capital return program to repurchase up to $750.0 million of our outstanding common stock.

Product and Product Candidates
The following table summarizes our marketed proprietary products and product candidates under development and our marketed partnered products and product candidates under development with our partners:

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	INDICATION	PHASE 1 / PHASE 2 / PHASE 3 / FILED / APPROVED
PROPRIETARY APPROVED PRODUCTS			
HYLENEX® recombinant (hyaluronidase human injection)	Various	Adjuvant for subcutaneous fluid delivery for dispersion & absorption of other injected drugs	Approved in the U.S.
XYOSTED®(testosterone enanthate) injection (CIII)	Urology	Testosterone Replacement Therapy (TRT)	Approved in the U.S.
ENHANZE® PARTNER APPROVED PRODUCTS			
Roche Herceptin® SC (trastuzumab) (Outside the U.S.) Herceptin Hylecta™ (trastuzumab and hyaluronidase-oysk) (U.S.)	Oncology	Breast Cancer	Approved in the U.S., EU, China and other countries outside the U.S. (OUS)
Phesgo®(pertuzumab/trastuzumab/hyaluronidase-zzfx) (U.S.) and (pertuzumab/trastuzumab)(EU)	Oncology	Breast Cancer	Approved in the U.S., EU, OUS and Japan Submitted in China
MabThera® SC (rituximab) (Outside the U.S) RITUXAN HYCELA™ (rituximab/hyaluronidase human) (U.S.)	Oncology	Multiple Blood Cancers	Approved for NHL in EU and OUS; Approved for CLL in EU and OUS Approved for DLBCL, CLL and FL in the U.S. Approved for DLBCL in China
Tecentriq® SC (atezolizumab)	Oncology	Certain Types of Lung, Bladder, Breast, and Liver Cancer	Approved in Great Britain and the EU Submitted in U.S.
Takeda HYQVIA® [Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase]	Immunology	Primary Immunodeficiency, Secondary Immunodeficiencies in EU	Approved for adults and children in the U.S., EU and OUS Submitted in Japan
		Chronic inflammatory Demyelinating Polyneuropathy (CIDP)	Approved in the U.S. and EU
Janssen DARZALEX FASPRO® (daratumumab hyaluronidase human-fihj) (U.S./China) DARZQURO® (daratumumab)(Japan) DARZALEX SC® (daratumumab) (OUS)	Oncology Hematology	Multiple Myeloma AL Amyloidosis	Approved for MM in the U.S., EU, Japan and OUS Approved for AL Amyloidosis in the U.S., EU, Japan and China
argenx VYVGART® Hytrulo (efgartigimod alfa and hyaluronidase-qvfc) (U.S.) VYVGART® SC(efgartigimod alfa and hyaluronidase-qvfc) (EU) VYVDURA® (efgartigimod alfa and hyaluronidase-qvfc) (Japan)	Autoimmunity	Generalized Myasthenia Gravis (gMG)	Approved in the U.S., EU and Japan
DEVICE PARTNER APPROVED PRODUCTS			
Teva Epinephrine Injection USP(generic equivalent to EpiPen® and EpiPen® Jr.)	Allergy and Immunology	Anaphylaxis	Approved in the U.S.
Teriparatide Injection(generic version of Forsteo®) (EU) Teriparatide Injection(generic version of Forteo®) (US)	Endocrinology	Osteoporosis	Approved in the U.S. and EU
Otter OTREXUP® (methotrexate) injection	Rheumatology	Rheumatoid Arthritis; pJIA, Psoriasis	Approved in the U.S.

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
XYOSTED (testosterone enanthate) Injection
We market and sell our proprietary product XYOSTED for SC administration of testosterone replacement therapy (“TRT”) in adult males for conditions associated with a deficiency or absence of endogenous testosterone (primary or hypogonadism). XYOSTED is the only FDA-approved SC testosterone enanthate product for once-weekly, at-home self-administration and is approved and marketed in the United States (“U.S.”) in three dosage strengths, 50 mg, 75 mg and 100 mg.
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
In June 2020, the FDA approved the fixed-dose combination of Perjeta® (pertuzumab) and Herceptin for SC injection (Phesgo®) utilizing ENHANZE technology for the treatment of patients with HER2-positive breast cancer. Phesgo has since received approval in Europe and China. In September 2023, Chugai (a Member of the Roche Group) announced that it had obtained regulatory approval for Phesgo from the Ministry of Health, Labour and Welfare (“MHLW”) in Japan. We will receive royalties for Phesgo sales in Japan as part of our licensing agreement with Roche.
In June 2014, Roche launched MabThera® SC in Europe for the treatment of patients with common forms of non-Hodgkin lymphoma (“NHL”), followed by launches in additional countries. This formulation utilizes our ENHANZE technology and is administered in approximately five minutes compared to the approximate 1.5 to 4 hour IV infusion. In May 2016, Roche announced that the European Medicines Agency (“EMA”) approved MabThera SC to treat patients with chronic lymphocytic leukemia (“CLL”). In June 2017, the FDA-approved Genentech’s RITUXAN HYCELA®, a combination of rituximab using ENHANZE technology (approved and marketed under the MabThera SC brand in countries outside the U.S. and Canada), for CLL and two types of NHL, follicular lymphoma and diffuse large B-cell lymphoma. In March 2018, Health Canada approved a combination of rituximab and ENHANZE (approved and marketed under the brand name RITUXAN® SC) for patients with CLL. In April 2024, Roche’s Mabthera SC was approved by the China NMPA to treat DLBCL.

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
In December 2018, Roche initiated a Phase 1b/2 study in patients with non-small cell lung cancer (“NSCLC”) for TECENTRIQ® (atezolizumab) using ENHANZE technology, followed by initiation of a Phase 3 study in December 2020. In August 2022, Roche announced that the Phase 3 study met its co-primary endpoints showing non-inferior levels of Tecentriq in the blood PK, when injected subcutaneously, compared with IV infusion, in cancer immunotherapy-naïve patients with advanced or metastatic NSCLC for whom prior platinum therapy has failed. The safety profile of the SC formulation was consistent with that of IV Tecentriq. In August 2023, Roche announced the approval of Tecentriq SC with ENHANZE by the Medicines and Healthcare products Regulatory Agency (“MHRA”) in Great Britain. In January 2024, Roche received EC marketing authorization for Tecentriq SC for all approved indications of Tecentriq IV. Roche is expecting Tecentriq SC approval in the U.S. in September 2024 and is planning to launch soon after. Tecentriq SC enables SC delivery in approximately seven minutes, compared with 30-60 minutes for IV infusion.
In August 2019, Roche initiated a Phase 1 study evaluating ocrelizumab SC with ENHANZE technology in subjects with MS, followed by initiation of a Phase 3 study in April 2022. In July 2023, Roche announced that the Phase 3 OCARINA 2 trial evaluating ocrelizumab SC with ENHANZE as a twice a year 10-minute SC injection met its primary and secondary endpoints in patients with relapsing forms of MS or primary progressive MS (“RMS” or “PPMS”). In April 2024, Roche announced the EMA and FDA have both accepted the submissions for ocrelizumab SC with ENHANZE, with approval anticipated mid-2024 in the EMA and in September 2024 for the FDA.
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
In September 2020, Takeda announced the EMA approved a label update for HYQVIA broadening its use and making it the first and only facilitated SC immunoglobulin replacement therapy in adults, adolescents and children with an expanded range of secondary immunodeficiencies (“SID”).
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
In July 2022, Takeda announced positive topline results from a pivotal Phase 3 trial evaluating HYQVIA, for maintenance treatment of CIDP. In June 2023, Takeda announced positive full results from a pivotal Phase 3 trial evaluating HYQVIA for maintenance treatment of CIDP and confirmed regulatory applications were under review in the U.S. and EU for HYQVIA use as a maintenance therapy in adults with stable CIDP. In January 2024, Takeda received FDA and EC approval for HYQVIA for the treatment of CIDP.

In April 2023, Takeda announced that the FDA-approved the sBLA to expand the use of HYQVIA to treat primary immunodeficiency in children. In February 2024, Takeda submitted a NDA in Japan seeking approval for TAK-771, subcutaneous 10% human immunoglobulin with ENHANZE, for treatment of primary immunodeficiency.
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
In December 2019, Janssen elected epidermal growth factor receptor (“EGFR”) and mesenchymal-epithelial transition factor (“cMET”) as a bispecific antibody (amivantamab) target on an exclusive basis, which is being studied in solid tumors. In September 2022, following a Phase 1 study, Janssen initiated a Phase 3 study of lazertinib and amivantamab with ENHANZE in patients with EGFR-mutated advanced or metastatic non-small cell lung cancer (PALOMA-3). In November 2022, Janssen initiated a Phase 2 study of amivantamab with ENHANZE in multiple regimens in patients with advanced or metastatic solid tumors including EGFR-mutated non-small cell lung cancer (PALOMA-2). In January 2024, Janssen noted its intention to submit applications in the U.S. and EU seeking approval of a SC formulation for amivantamab SC during 2024.
In July 2021, Janssen elected the target human immunodeficiency virus (“HIV”) reverse transcriptase limited to non-nucleoside reverse transcriptase inhibitors. In December 2021, Janssen initiated a Phase 1 clinical trial combining rilpivirine and ENHANZE. In 2023, Janssen discontinued the rilpivirine program with ENHANZE.
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
BMS Collaboration
In September 2017, we and BMS entered into a collaboration and license agreement, which became effective in November 2017, under which BMS had the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with BMS products directed at up to eleven targets. Targets may be selected on an exclusive basis or non-exclusive basis. BMS has designated multiple immuno-oncology targets including programmed death 1 (“PD-1”) and has an option to select three additional targets by November 2024. In October 2019, BMS initiated a Phase 1 study of relatlimab, an anti-LAG-3 antibody, in combination with nivolumab using ENHANZE technology. In May 2021, BMS initiated a Phase 3 of nivolumab using ENHANZE technology for patients with advanced or metastatic clear cell renal cell carcinoma (CheckMate-67T), leveraging data and insights from Phase 1/2 CA209-8KX study in patients with solid tumors. In October 2023, BMS reported positive top-line data from the Phase 3 CheckMate-67T trial evaluating a SC formulation of Opdivo (nivolumab) with ENHANZE in patients with advanced or metastatic clear cell renal cell carcinoma (“ccRCC”) who have received prior systemic therapy. The study met its co-primary PK endpoints and a key secondary endpoint. In May 2024, BMS announced that the FDA accepted its BLA for the subcutaneous formulation of Opdivo (nivolumab) co-formulated with ENHANZE and assigned a PDUFA goal date of February 28, 2025.
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
In December 2021, argenx announced the FDA approval of efgartigimod (VYVGARTTM) for the treatment of gMG for the IV dosing regimen. In March 2022, argenx announced that data from argenx’s phase 3 ADAPT-SC study evaluating SC efgartigimod utilizing ENHANZE (1000mg efgartigimod-PH20) for the treatment of gMG achieved the primary endpoint of total IgG reduction from baseline at day 29, demonstrating statistical non-inferiority to VYVGART (efgartigimod alfa-fcab) IV formulation in gMG patients.
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
argenx is currently conducting the following studies with the goal of expanding approved indications for efgartigimod with ENHANZE: Phase 2/3 (ALKIVIA) study in active idiopathic inflammatory myopathy (Myositis) and two registrational studies in TED. Evaluation is ongoing to determine the path forward in BALLAD study evaluating efgartigimod in bullous pemphigoid (BP) with an update expected in 2024.

ViiV Healthcare Collaboration
In June 2021, we and ViiV entered into a global collaboration and license agreement that gives ViiV exclusive access to our ENHANZE technology for four specific small and large molecule targets for the treatment and prevention of HIV. These targets are integrase inhibitors, reverse transcriptase inhibitors limited to nucleoside reverse transcriptase inhibitors (“NRTI”) and nucleoside reverse transcriptase translocation inhibitors (“NRTTIs”), capsid inhibitors and broadly neutralising monoclonal antibodies (“bNAbs”), that bind to the gp120 CD4 binding site. In December 2021, ViiV initiated enrollment of a Phase 1 study to evaluate cabotegravir administered subcutaneously with ENHANZE. In March 2024, ViiV presented the results of the Phase 1 study of cabotegravir and communicated their decision to no longer pursue cabotegravir 200mg/ml SC plus rHuPH20 for long term dosing. In February 2022, ViiV initiated enrollment of a Phase 1 study to evaluate the safety and PKs of N6LS, a broadly neutralizing antibody, administered subcutaneously with ENHANZE technology. In June 2022, ViiV initiated enrollment of a Phase 1 single dose escalation study to evaluate PKs, safety and tolerability of long-acting cabotegravir administered subcutaneously with ENHANZE technology. In August 2023, ViiV initiated a Phase 2b study to evaluate the efficacy, safety, PKs and tolerability of VH3810109 (N6LS) administered subcutaneously with rHuPH20 in combination with cabotegravir. In the third quarter of 2023, ViiV initiated a Phase 1 study with ENHANZE for an undisclosed program. In March 2024, ViiV initiated a Phase 1 study of VH4524184 with ENHANZE to evaluate the safety, tolerability, and pharmacokinetics in healthy adults.
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
Acumen Collaboration
In November 2023, we and Acumen entered into a global collaboration and non-exclusive license agreement that provides Acumen access to ENHANZE for a single target. Acumen intends to explore the potential use of ENHANZE for ACU193, Acumen’s clinical stage monoclonal antibody candidate to target Amyloid-β Oligomers for the treatment of early Alzheimer’s disease. In March 2024, Acumen announced plans to initiate a Phase 2 IV study for ACU193 in the first half of 2024 and a Phase 1 SC study for ACU193 in mid-2024.
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
In March 2024, the recruitment of the Phase 3 study with selatogrel for acute myocardial infarction had reached approximately 6,000 patients.
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

Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Royalties – Royalties were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	March 31,
	2024	2023	Dollar	Percentage
Royalties	$120,593	$99,640	$20,953	21%
The increase in royalties was primarily driven by continued sales uptake of DARZALEX SC by Janssen and Phesgo by Roche in all geographies and the launch of Vyvgart by argenx, partially offset by slightly lower sales of Herceptin SC and MabThera SC by Roche. We expect royalty revenue to continue to grow as a result of our 2020 and 2023 ENHANZE partner product launches, offsetting the ongoing impact from IV biosimilars on pricing of mature partner products delivered SC with ENHANZE and the impact of a royalty rate reduction in March of 2024 for certain sales of DARZALEX SC outside of the U.S.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	March 31,
	2024	2023	Dollar	Percentage
Proprietary product sales	$35,254	$27,961	$7,293	26%
Bulk rHuPH20 sales	10,511	22,069	(11,558)	(52)%
Device partnered product sales	12,818	10,764	2,054	19%
Total product sales, net	$58,583	$60,794	$(2,211)	(4)%
The decrease in product sales, net was primarily due to lower sales of bulk rHuPH20 due to the timing of shipment to our partners, partially offset by contributions from our proprietary and device partnered products. We expect sales of our proprietary products will grow in future years as we continue to gain market share in the TRT market. We expect product sales of bulk rHuPH20 and device partnered products to fluctuate in future periods based on the needs of our partners.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	March 31,
	2024	2023	Dollar	Percentage
Upfront license fees, license fees for the election of additional targets, event-based payments, license maintenance fees and amortization of deferred upfront and other license fees:
Event-based development milestones and regulatory milestones and other fees	$14,000	$—	$14,000	100%
Device licensing and development revenue	2,703	1,709	994	58%
Total revenues under collaborative agreements	$16,703	$1,709	$14,994	877%
The increase in revenues under collaborative agreements was primarily due to the timing of milestones driven by partner activities. Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments vary from period to period based on our ENHANZE collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our partners’ ability to meet various clinical and regulatory milestones set forth in such agreements and our ability to obtain new collaborative agreements.

Operating expenses – Operating expenses were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	March 31,
	2024	2023	Dollar	Percentage
Cost of sales	$28,329	$35,170	$(6,841)	(19)%
Amortization of intangibles	17,763	17,835	(72)	—%
Research and development	19,111	17,979	1,132	6%
Selling, general and administrative	35,134	37,357	(2,223)	(6)%
Cost of Sales – Cost of sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of our proprietary products, device partnered products and bulk rHuPH20. The decrease in cost of sales was primarily due to lower bulk rHuPH20 sales, partially offset by higher proprietary product sales.
Amortization of intangibles – Amortization of intangibles consists primarily of expense associated with the amortization of acquired device technologies and product rights. Amortization of intangibles expense remained flat year over year.
Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, preclinical and regulatory activities related to our collaborations, and our development platforms. The increase in research and development expense was primarily due to planned investments in ENHANZE.
Selling, General and Administrative – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related costs for personnel in executive, selling and administrative functions as well as professional fees for legal and accounting, business development, commercial operations support for proprietary products and alliance management and marketing support for our collaborations. The decrease in SG&A expense was primarily due to reductions in commercial marketing expense, partially offset by increased compensation expense.
Investment and other income (expense), net - Investment and other income (expense), net was as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	March 31,
	2024	2023	Dollar	Percentage
Investment and other income, net	$4,993	$2,979	$2,014	68%
Investment and other income (expense), net consists primarily of interest income on our cash, cash-equivalent and marketable securities. The increase in investment and other income, net was primarily due to a significant increase in market interest rates as well as an increase in the average invested balance.
Interest Expense – Interest expense was as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	March 31,
	2024	2023	Dollar	Percentage
Interest expense	$4,507	$4,543	$(36)	(1)%
Interest expense consists primarily of costs related to our convertible notes and revolving credit facility. Interest expense remained flat year over year.
Income Taxes – Income taxes were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	March 31,
	2024	2023	Dollar	Percentage
Income tax expense	$19,205	$12,623	$6,582	52%
The increase in income tax expense was primarily due to higher income before taxes recognized during the current quarter. Our annual effective tax rate is estimated to be approximately 20% for 2024, which differs from the U.S. federal statutory rate due to state income taxes, nondeductible executive compensation, research and development credit generation and the reduced rate on foreign export sales.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $463.5 million. We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborative agreements and cash that we may raise through future transactions. We may raise cash through any one of the following financing vehicles: (i) new collaborative agreements; (ii) expansions or revisions to existing collaborative relationships; (iii) private financings; (iv) other equity or debt financings; (v) monetizing assets; and/or (vi) the public offering of securities.
We may, in the future, draw on our existing line of credit or offer and sell additional equity, debt securities and warrants to purchase any of such securities, either individually or in units to raise capital for additional working capital, capital expenditures, share repurchases, acquisitions or for other general corporate purposes.
Cash Flows

	Three Months Ended March 31,

	2024	2023	Change
Net cash provided by operating activities	$129,427	$86,964	$42,463
Net cash used in investing activities	(82,681)	(60,162)	(22,519)
Net cash used in financing activities	(489)	(164,614)	164,125
Net increase (decrease) in cash, cash equivalents and restricted cash	$46,257	$(137,812)	$184,069
Operating Activities
The increase in net cash provided by operations was primarily due to an increase in revenue and a reduction in working capital spend.
Investing Activities
The increase in net cash used in investing activities was primarily due an increase in net purchases of marketable securities, partially offset by a decrease in capital spend for property and equipment.
Financing Activities
The decrease in net cash used in financing activities was primarily due to the repurchase of $150.1 million in common stock in the prior year and $13.5 million in cash paid on the conversion of our 2024 Convertible Notes in the prior year.
Share Repurchases
In December 2021, our Board of Directors approved a share repurchase program to repurchase up to $750.0 million of our outstanding common stock which is expected to be completed in the second quarter of 2024. In February 2024, our Board of Directors authorized a new capital return program to repurchase up to $750.0 million of our outstanding common stock. Refer to Note 9, Stockholders’ Equity, of our condensed consolidated financial statements for additional information regarding our share repurchases.

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
Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2028 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. As of March 31, 2024, the 2028 Convertible Notes were not convertible.
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
Capped Call Transactions
In connection with the offering of the 2028 Convertible Notes, we entered into capped call transactions with certain counterparties (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2028 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2028 Convertible Notes. The cap price of the Capped Call Transactions is initially $75.4075 per share of common stock, representing a premium of 75% above the last reported sale price of $43.09 per share of common stock on August 15, 2022, and is subject to certain adjustments under the terms of the Capped Call Transactions. As of March 31, 2024, no capped calls had been exercised.
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
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. As of March 31, 2024, the 2027 Convertible Notes were not convertible.
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
Revolving Credit and Term Loan Facilities (May 2022)
In May 2022, we entered into a credit agreement, which was subsequently amended in August 2022 (the “Amendment”), with Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders and L/C Issuers party thereto (the “2022 Credit Agreement), evidencing a credit facility (the “2022 Facility”) that provides for (i) a $575 million revolving credit facility (the “Revolving Credit Facility”) and (ii) a $250 million term loan facility (the “Term Facility”). Concurrently, with the entry into the Amendment, we repaid the entire outstanding Term Loan Facility and repaid all outstanding loans under the Revolving Credit Facility under the 2022 Credit Agreement. The 2022 Facility will mature on November 30, 2026 unless either the Revolving Credit Facility or the Term Facility is extended prior to such date in accordance with the 2022 Credit Agreement.
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
As of March 31, 2024, the revolving credit facility was undrawn.
Additional Capital Requirements.
Our expected working capital and other capital requirements are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023. As of March 31, 2024, there have been no material changes to our expected working capital and other capital requirements described in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Our significant accounting policies are described in Part II, Item 8, Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. The accounting policies and estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to our critical accounting policies or estimates during the three months ended March 31, 2024.
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of our condensed consolidated financial statements for a discussion of recent accounting pronouncements and their effect, if any.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risks during the quarter ended March 31, 2024.
As of March 31, 2024, our cash equivalents and marketable securities consisted of investments in money market funds, asset-backed securities, U.S. Treasury securities, corporate debt securities, agency bonds and commercial paper. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security may decline. Based on our current investment portfolio as of March 31, 2024, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.Risk Factors
There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
In December 2021, the Board of Directors authorized a capital return program to repurchase up to $750.0 million of outstanding stock over a three-year period. We accelerated the initiation of our planned 2024 share repurchases and in November 2023, we entered into an ASR agreement with Bank of America, N.A. to accelerate the remaining $250.0 million of share repurchases under the approved capital return program. Pursuant to the agreement, at the inception of the ASR, we paid $250.0 million to Bank of America, N.A. and took initial delivery of 5.5 million shares.
In February 2024, our Board of Directors authorized a new capital return program to repurchase up to $750.0 million of our outstanding common stock.
Item 3.Defaults Upon Senior Securities
Not applicable.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the fiscal quarter ended ended March 31, 2024, the following officers adopted or terminated any Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K) as noted in the table below.

			Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares To Be Sold		Expiration Date
Helen Torley	Termination	1/30/2024	X		500,000		Terminated(1)
President and Chief Executive Officer
Helen Torley	Adoption	3/22/2024	X		110,000	(2)	The earlier of 02/13/2025 or date all shares are sold
President and Chief Executive Officer
Nicole LaBrosse	Adoption	3/22/2024	X		35,000	(2)	The earlier of 06/25/2025 or date all shares are sold
Senior Vice President and Chief Financial Officer
*    Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
**    Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(1)The duration of the trading arrangement was until May 30, 2024, or earlier if all transaction under the trading arrangement had been completed. At the time of termination, no shares had been sold under the trading arrangement.
(2)Represents a sale of common shares acquired upon exercise of stock options with ten-year term expiring in 2025.

Item 6.Exhibits

3.1	Amended and Restated Certificate of Incorporation of Halozyme Therapeutics, Inc. (filed as Exhibit 3.1 to the Company’s Form 8-K filed April 26, 2024 and incorporated herein by reference)

3.2	Bylaws, as amended (filed as Exhibit 3.1 to the Company’s Form 8-K filed December 10, 2021 and incorporated herein by reference)

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

Halozyme Therapeutics, Inc. (Registrant)

Dated:	May 7, 2024	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 7, 2024	/s/ Nicole LaBrosse
Nicole LaBrosse Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)