Form 10-Q
period 2024-06-30
HALOZYME THERAPEUTICS, INC.
filed 2024-08-06
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 126,678,280 as of July 31, 2024.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$187,864	$118,370
Marketable securities, available-for-sale	341,166	217,630
Accounts receivable, net and contract assets	214,524	234,210
Inventories, net	159,312	127,601
Prepaid expenses and other current assets	84,931	48,613
Total current assets	987,797	746,424
Property and equipment, net	75,000	74,944
Prepaid expenses and other assets	52,481	17,816
Goodwill	416,821	416,821
Intangible assets, net	437,354	472,879
Deferred tax assets, net	—	4,386
Total assets	$1,969,453	$1,733,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,430	$11,816
Accrued expenses	117,930	100,678
Total current liabilities	133,360	112,494
Long-term debt, net	1,502,515	1,499,248
Other long-term liabilities	30,507	37,720
Deferred tax liabilities, net	13,647	—
Total liabilities	1,680,029	1,649,462
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 126,535 and 126,770 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	127	127
Additional paid-in capital	30,747	2,409
Accumulated other comprehensive loss	(2,068)	(9,278)
Retained earnings	260,618	90,550
Total stockholders’ equity	289,424	83,808
Total liabilities and stockholders’ equity	$1,969,453	$1,733,270
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Royalties	$124,918	$111,740	$245,511	$211,380
Product sales, net	78,886	73,889	137,469	134,683
Revenues under collaborative agreements	27,549	35,409	44,252	37,118
Total revenues	231,353	221,038	427,232	383,181
Operating expenses
Cost of sales	39,607	50,070	67,936	85,240
Amortization of intangibles	17,762	17,835	35,525	35,670
Research and development	21,038	19,727	40,149	37,706
Selling, general and administrative	35,711	38,948	70,845	76,305
Total operating expenses	114,118	126,580	214,455	234,921
Operating income	117,235	94,458	212,777	148,260
Other income (expense)
Investment and other income, net	5,032	3,192	10,025	6,171
Interest expense	(4,524)	(4,494)	(9,031)	(9,037)
Net income before income taxes	117,743	93,156	213,771	145,394
Income tax expense	24,498	18,402	43,703	31,025
Net income	$93,245	$74,754	$170,068	$114,369

Earnings per share
Basic	$0.73	$0.57	$1.34	$0.86
Diluted	$0.72	$0.56	$1.32	$0.84

Weighted average common shares outstanding
Basic	127,116	131,730	127,029	133,369
Diluted	129,222	133,543	129,097	135,758
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$93,245	$74,754	$170,068	$114,369
Other comprehensive income
Unrealized (loss) gain on marketable securities, net	(150)	(169)	(463)	755
Foreign currency translation adjustment	(15)	1	(7)	23
Unrealized gain (loss) on derivative instruments, net	76	(1,425)	8,691	(1,425)
Realized gain on derivative instruments, net	(493)	(46)	(1,011)	(46)
Comprehensive income	$92,663	$73,115	$177,278	$113,676
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,

	2024	2023
Operating activities
Net income	$170,068	$114,369
Adjustments to reconcile net income to net cash provided by operating activities
Share-based compensation	19,345	17,588
Depreciation and amortization	5,012	5,415
Amortization of intangible assets	35,525	35,670
Amortization of debt discount	3,665	3,652
Accretion of discount on marketable securities, net	(5,399)	(2,342)
Realized gain on marketable securities	(7)	—
Loss on disposal of equipment	1,678	517
Recognition of deferred revenue	—	(2,404)
Lease payments recognized	509	621
Deferred income taxes	15,532	15,381
Changes in operating assets and liabilities
Accounts receivable, net and other contract assets	19,687	(15,307)
Inventories, net	(61,635)	(31,987)
Prepaid expenses and other assets	(38,748)	13,749
Accounts payable and accrued expenses	19,989	(1,116)
Net cash provided by operating activities	185,221	153,806
Investing activities
Purchases of marketable securities	(292,183)	(109,919)
Proceeds from sales and maturities of marketable securities	173,590	114,505
Purchases of property and equipment	(6,127)	(9,754)
Net cash used in investing activities	(124,720)	(5,168)
Financing activities
Repayment of 2024 Convertible Notes	—	(13,483)
Repurchase of common stock	—	(150,083)
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	8,993	1,398
Net cash provided by (used in) financing activities	8,993	(162,168)
Net increase (decrease) in cash, cash equivalents and restricted cash	69,494	(13,530)
Cash, cash equivalents and restricted cash at beginning of period	118,370	234,695
Cash, cash equivalents and restricted cash at end of period	$187,864	$221,165

Supplemental disclosure of non-cash investing and financing activities
Amounts accrued for purchases of property and equipment	$498	$655
Right-of-use assets obtained in exchange for lease obligation	$1,466	$1,037
Common stock issued for conversion of 2024 Convertible Notes	$—	$125
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF MARCH 31, 2024	127,186	$127	$11,794	$(1,486)	$167,373	$177,808
Share-based compensation expense	—	—	9,471	—	—	9,471
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net and shares issued under the ESPP plan	415	1	9,481	—	—	9,482
Repurchase of common stock	(1,066)	(1)	1		—	—
Other comprehensive loss	—	—	—	(582)	—	(582)
Net income	—	—	—	—	93,245	93,245
BALANCE AS OF JUNE 30, 2024	126,535	$127	$30,747	$(2,068)	$260,618	$289,424

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2023	126,770	$127	$2,409	$(9,278)	$90,550	$83,808
Share-based compensation expense	—	—	19,345	—	—	19,345
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net and shares issued under the ESPP plan	831	1	8,992	—	—	8,993
Repurchase of common stock	(1,066)	(1)	1		—	—
Other comprehensive income	—	—	—	7,210		7,210
Net income	—	—	—	—	170,068	170,068
BALANCE AS OF JUNE 30, 2024	126,535	$127	$30,747	$(2,068)	$260,618	$289,424

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF MARCH 31, 2023	131,662	$132	$—	$24	$65,694	$65,850
Share-based compensation expense	—	—	9,622	—	—	9,622
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net and shares issued under the ESPP plan	194	—	2,446	—	—	2,446
Other comprehensive loss	—	—	—	(1,639)	—	(1,639)
Net income	—	—	—	—	74,754	74,754
BALANCE AS OF JUNE 30, 2023	131,856	$132	$12,068	$(1,615)	$140,448	$151,033

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2022	135,154	$135	$27,368	$(922)	$143,217	$169,798
Share-based compensation expense	—	—	17,588	—	—	17,588
Issuance of common stock for the conversion of the 2024 Convertible Notes	289	—	(126)	—	—	(126)
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net and shares issued under the ESPP plan	578	1	1,397	—	—	1,398
Repurchase of common stock	(4,165)	(4)	(34,159)		(117,138)	(151,301)
Other comprehensive loss	—	—	—	(693)	—	(693)
Net income	—	—	—	—	114,369	114,369
BALANCE AS OF JUNE 30, 2023	131,856	$132	$12,068	$(1,615)	$140,448	$151,033
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Organization and Business
Halozyme Therapeutics, Inc. is a biopharmaceutical company advancing disruptive solutions to improve patient experiences and outcomes for emerging and established therapies.
As the innovators of ENHANZE® drug delivery technology (“ENHANZE”) with our proprietary enzyme, rHuPH20, our commercially validated solution is used to facilitate the subcutaneous (“SC”) delivery of injected drugs and fluids with the goal of improving the patient experience with rapid SC delivery and reduced treatment burden. We license our technology to biopharmaceutical companies to collaboratively develop products that combine ENHANZE with our partners’ proprietary compounds. We also develop, manufacture and commercialize, for ourselves or with our partners, drug-device combination products using our advanced auto-injector technologies that are designed to provide commercial or functional advantages such as improved convenience, reliability and tolerability, and enhanced patient comfort and adherence.
Our ENHANZE partners’ approved products and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 works by breaking down hyaluronan (“HA”), a naturally occurring carbohydrate that is a major component of the extracellular matrix of the SC space. This temporarily reduces the barrier to bulk fluid flow allowing for improved and more rapid SC delivery of high dose, high volume injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as ENHANZE. We license our ENHANZE technology to form collaborations with biopharmaceutical companies that develop and/or market drugs requiring or benefiting from injection via the SC route of administration. In the development of proprietary intravenous (“IV”) drugs combined with our ENHANZE technology, data has been generated supporting the potential for ENHANZE to reduce patient treatment burden, as a result of shorter duration of SC administration with ENHANZE compared to IV administration. ENHANZE may enable fixed-dose SC dosing compared to weight-based dosing typically required for IV administration, extend the dosing interval for drugs that are already administered subcutaneously and potentially allow for lower rates of infusion-related reactions. ENHANZE may enable more flexible treatment options such as home administration by a healthcare professional or potentially the patient or caregiver. Lastly, certain proprietary drugs co-formulated with ENHANZE have been granted additional exclusivity, extending the patent life of the product beyond the patent expiry of the proprietary IV drug.
We currently have ENHANZE collaborations and licensing agreements with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Takeda Pharmaceuticals International AG and Baxalta US Inc. (“Takeda”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol-Myers Squibb Company (“BMS”), argenx BVBA (“argenx”), ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”), Chugai Pharmaceutical Co., Ltd. (“Chugai”) and Acumen Pharmaceuticals, Inc. (“Acumen”). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales-based milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently earn royalties from sales of eight commercial products including sales of one commercial product from each of the Takeda, Janssen and argenx collaborations and five commercial products from the Roche collaboration.
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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, which mature within 90 days or less from the date of purchase. As of June 30, 2024, our cash and cash equivalents consisted of money market funds, bank certificate of deposits, U.S. treasury securities and demand deposits at commercial banks.
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
Accounts Receivable, net
Accounts receivable is recorded at the invoiced amount and is non-interest bearing. Accounts receivable is recorded net of estimated prompt pay discounts, distribution fees and chargebacks. We believe the risk of accounts being uncollectible is minimal; therefore, no significant allowances for doubtful accounts were established as of June 30, 2024 and December 31, 2023.
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
Leases
We have entered into operating leases primarily for real estate and automobiles. These leases have contractual terms which range from three years to twelve years. We determine if an arrangement contains a lease at inception. Right of use (“ROU”) assets and liabilities resulting from operating leases are included in property and equipment, accrued expenses and other long-term liabilities on our condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the discount rate to calculate the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our leases often include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that we will exercise that option. Short-term leases with an initial term of 12 months or less are not recorded on our condensed consolidated balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
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
In accordance with the hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and are highly effective in offsetting changes to future cash flows on hedged transactions. Both at inception of the hedge and on an ongoing basis, we assess whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If we determine a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, we would discontinue hedge accounting treatment prospectively. We measure effectiveness based on the change in fair value of the forward currency forward contract and the fair value of the hypothetical foreign currency forward contract with terms that match the critical terms of the risk being hedged. No portion of our foreign currency forward contracts were excluded from the assessment of hedge effectiveness. As of June 30, 2024, all hedges were determined to be highly effective.
The assets or liabilities associated with our hedging contracts are recorded at fair market value in prepaid expense and other current assets, accrued expenses, or other long-term liabilities, respectively, in our condensed consolidated balance sheets. Gains and losses related to changes in the fair market value of these hedging contracts are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) within stockholder’s equity in our condensed consolidated balance sheets and reclassified to royalty revenue in our condensed consolidated statements of income in the same period as the recognition of the underlying hedged transaction. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, within the defined hedge period, we reclassify the gains or losses on the related cash flow hedge from AOCI to royalties revenue in our condensed consolidated statements of income. Settlements from the cash flow hedge are included in operating activities on the condensed consolidated statements of cash flows. Since the fair market value of these hedging contracts is derived from current market rates, the hedging contracts are classified as derivative financial instruments. We do not use derivatives for speculative or trading purposes. As of June 30, 2024, amounts expected to be recognized as a net gain out of AOCI into our condensed consolidated statements of income during the next 12 months are not material.
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
Other device partnered product sales are recognized at the point in time in which control is transferred to the customer, which is typically upon shipment. Sales terms and pricing are governed by the respective supply and distribution agreements, and there is generally no right of return. Revenue is recognized at the transaction price, which includes the contractual per unit selling price and estimated variable consideration, such as volume-based pricing arrangements, if any. We recognize revenue, including the estimated variable consideration we expect to receive for contract margin on future commercial sales, upon shipment of the goods to our partner. The estimated variable consideration is recognized at an amount we believe is not subject to significant reversal of revenue based on historical experience and is adjusted at each reporting period if the most likely amount of expected consideration changes or becomes fixed.
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
Income Taxes
We provide for income taxes using the liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at each reporting period. We measure deferred tax assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse. Significant judgment is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and any associated valuation allowances recorded against our net deferred tax assets, which are based on complex and evolving tax regulations. Deferred tax assets (“DTA”) and other tax benefits are recorded when they are more likely than not to be realized. On a quarterly basis, we assess the need for valuation allowance on our DTAs, weighing all positive and negative evidence, to assess if it is more-likely-than-not that some or all of our DTAs will be realized. We recorded a provision for income taxes of $24.5 million and $43.7 million using an effective tax rate of 20.5% and 19.1% for the three and six months ended June 30, 2024. The difference between our effective tax rate and the U.S. federal statutory rate of 21% is primarily due to state income taxes, research and development credit generations, tax benefits on the Foreign Derived Intangible Income Deduction (“FDII”) (net of reserves), tax detriments on 162(m) and other share-based compensation.
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

Standard	Description	Effective Date	Adoption Method	Effect on the Financial Statements or Other Significant Matters
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.	The new standard is intended to improve annual and interim reportable segment disclosure requirements regardless of number of reporting units, primarily through enhanced disclosures of significant expenses. The amendment requires public entities to disclose significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit and loss.	Annual periods beginning after December 15, 2023 (our 2024 Form 10-K), and interim periods within fiscal years beginning after December 15, 2024 (our Q1 2025 Form 10-Q) - Early adoption is permitted, including adoption in an interim period
			Retrospective	We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.	The new guidance includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction.	Annual periods beginning after December 15, 2024 (our 2025 Form 10-K) - Early adoption is permitted	Prospective or Retrospective	We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures.

3.    Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$928	$—	$(2)	$926
Corporate debt securities	52,579	—	(126)	52,453
U.S. treasury securities	282,769	1	(170)	282,600
Agency bonds	5,199	—	(12)	5,187
Total marketable securities, available-for-sale	$341,475	$1	$(310)	$341,166

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$3,512	$—	$(8)	$3,504
Corporate debt securities	6,022	1	(10)	6,013
U.S. treasury securities	175,996	200	(12)	176,184
Agency bonds	16,119	—	(16)	16,103
Commercial paper	15,826	—	—	15,826
Total marketable securities, available-for-sale	$217,475	$201	$(46)	$217,630
As of June 30, 2024, 41 available-for-sale marketable securities with a fair market value of $315.5 million were in a gross unrealized loss position of $0.3 million. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of June 30, 2024 because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
The estimated fair value of our contractual maturities of available-for-sale debt securities were as follows (in thousands):

	June 30, 2024	December 31, 2023
Due within one year	$304,661	$197,633
Due after one year but within five years	36,505	19,997
Total estimated fair value of contractual maturities, available-for-sale	$341,166	$217,630

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2024			December 31, 2023
	Level 1	Level 2	Total Estimated Fair Value	Level 1	Level 2	Total Estimated Fair Value
Assets
Cash equivalents
Money market funds	$56,965	$—	$56,965	$22,142	$—	$22,142
U.S. treasury securities	20,000	—	20,000	2,000	—	2,000

Available-for-sale marketable securities
Asset-backed securities	—	926	926	—	3,504	3,504
Corporate debt securities	—	52,453	52,453	—	6,013	6,013
U.S. treasury securities	282,600	—	282,600	176,184	—	176,184
Agency bonds	5,187	—	5,187	16,103	—	16,103
Commercial paper	—	—	—	—	15,826	15,826
Derivative instruments
Currency hedging contracts (1)	—	1,389	1,389	—	—	—
Total assets	$364,752	$54,768	$419,520	$216,429	$25,343	$241,772

Liabilities
Derivative instruments
Currency hedging contracts (1)	$—	$688	$688	$—	$9,480	$9,480
(1) Based on observable market transactions of spot currency rates, forward currency rates or equivalently-termed instruments. Carrying amounts of the financial assets and liabilities are equal to the fair value. As of June 30, 2024, the derivative assets and liabilities recorded within prepaid expenses and other current assets, prepaid expense and other assets and other long-term liabilities in our condensed consolidated balance sheets were $1.2 million, $0.2 million and $0.7 million, respectively.
We had no available for sale securities that were classified within Level 3 as of June 30, 2024 and December 31, 2023.

4.    Revenue
Our disaggregated revenues were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Royalties	$124,918	$111,740	$245,511	$211,380

Product sales, net
Proprietary product sales	44,139	32,293	79,394	60,254
Bulk rHuPH20 sales	24,634	27,133	35,144	49,202
Device partnered product sales	10,113	14,463	22,931	25,227
Total product sales, net	78,886	73,889	137,469	134,683

Revenues under collaborative agreements
Event-based development and regulatory milestones and other fees	25,500	33,000	39,500	33,000
Device licensing and development revenue	2,049	2,409	4,752	4,118
Total revenues under collaborative agreements	27,549	35,409	44,252	37,118

Total revenues	$231,353	$221,038	$427,232	$383,181
During the three months ended June 30, 2024, we recognized revenue related to licenses granted to partners in prior periods in the amount of $150.4 million. This amount represents royalties earned in the current period in addition to $25.5 million of variable consideration in the contracts where uncertainties were resolved and the development milestones are expected to be achieved or were achieved. We also recognized revenue of $0.5 million during the three months ended June 30, 2024 that had been included in accrued expense and other long-term liabilities in our condensed consolidated balance sheets as of December 31, 2023.
During the six months ended June 30, 2024, we recognized revenue related to licenses granted to partners in prior periods in the amount of $285.0 million. This amount represents royalties earned in the current period in addition to $39.5 million of variable consideration in the contracts where uncertainties were resolved and the development milestones are expected to be achieved or were achieved. We also recognized revenue of $0.6 million during the six months ended June 30, 2024 that had been included in accrued expense and other long-term liabilities in our condensed consolidated balance sheets as of December 31, 2023.
Accounts receivable, other contract assets and deferred revenues (contract liabilities) from contracts with customers, including partners, consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts receivable, net	$210,416	$233,254
Other contract assets	4,108	956
Deferred revenues	4,856	4,048
As of June 30, 2024, the amounts included in the transaction price of our contracts with customers, including collaboration partners, and allocated to goods and services not yet provided were $89.2 million, of which $84.3 million relates to unfulfilled product purchase orders and $4.9 million has been collected and is reported as accrued expense and other long-term liabilities in our condensed consolidated balance sheets. The unfulfilled product purchase orders are estimated to be delivered by the end of 2025. Of the total deferred revenues of $4.9 million, $1.3 million is expected to be used by our customers within the next 12 months.
We recognized contract assets of $4.1 million as of June 30, 2024, which related to development milestones deemed probable of receipt for intellectual property licenses granted to partners in prior periods and for goods or services when control has transferred to the customer, and corresponding revenue is recognized on an over time basis but is not yet billable to the customer in accordance with the terms of the contract.

5.    Certain Balance Sheet Items
Accounts receivable, net and contract assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts receivable from product sales to partners	$29,307	$58,588
Accounts receivable from revenues under collaborative agreements	9,803	16,183
Accounts receivable from royalty payments	128,015	118,170
Accounts receivable from other product sales	49,909	47,060
Contract assets	4,108	956
Total accounts receivable and contract assets	221,142	240,957
Allowance for distribution fees and discounts	(6,618)	(6,747)
Total accounts receivable, net and contract assets	$214,524	$234,210
Inventories, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$27,223	$23,646
Work-in-process	36,690	34,025
Finished goods	126,643	69,930
Total inventories, net	190,556	127,601
Less long-term portion (1)	31,244	—
Total inventories, net current	$159,312	$127,601
(1) Long-term portion of inventories, net represents inventory expected to remain on hand beyond one year and therefore is included in prepaid expenses and other assets in the condensed consolidated balance sheets.
Prepaid expenses and other assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid manufacturing expenses	$30,928	$36,850
Other prepaid expenses	53,936	12,902
Other assets (1)	21,304	16,677
Total prepaid expenses and other assets	106,168	66,429
Less long-term portion (1)	(21,237)	(17,816)
Total prepaid expenses and other assets, current	$84,931	$48,613
(1) Excludes long-term inventories, net discussed in the table above.
Prepaid manufacturing expenses include raw materials, slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory as materials are used or the contract manufacturing organization services are complete.

Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Research equipment	$8,796	$8,588
Manufacturing equipment	37,427	32,472
Computer and office equipment	9,183	9,722
Leasehold improvements	7,042	6,987
Subtotal	62,448	57,769
Accumulated depreciation and amortization	(22,239)	(19,661)
Subtotal	40,209	38,108
Right of use of assets	34,791	36,836
Total property and equipment, net	$75,000	$74,944
Depreciation and amortization expense was approximately $2.6 million and $2.8 million, inclusive of ROU asset amortization of $1.4 million and $1.4 million for the three months ended June 30, 2024 and 2023, respectively.
Depreciation and amortization expense was approximately $5.0 million and $5.4 million, inclusive of ROU asset amortization of $2.9 million and $2.8 million for the six months ended June 30, 2024 and 2023, respectively.
Accrued expenses consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation and payroll taxes	$12,561	$17,361
Accrued outsourced manufacturing expenses	13,523	12,361
Income taxes payable	29,265	963
Product returns and sales allowance	42,653	41,932
Other accrued expenses	19,771	33,584
Lease liability	30,664	32,197
Total accrued expenses	148,437	138,398
Less long-term portion	(30,507)	(37,720)
Total accrued expenses, current	$117,930	$100,678
Expense associated with the accretion of the lease liabilities was approximately $0.6 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively and $1.2 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively. Total lease expense for the three months ended June 30, 2024 and 2023 was $2.0 million and $2.0 million, respectively, and $4.0 million and $4.1 million for the six months ended June 30, 2024 and 2023, respectively.
Cash paid for amounts related to leases for the three months ended June 30, 2024 and 2023 was $1.7 million and $1.7 million, respectively, and $3.5 million and $3.4 million for the six months ended June 30, 2024 and 2023, respectively.

6.    Goodwill and Intangible Assets
Goodwill
A summary of the activity impacting goodwill is presented below (in thousands):

Balance as of December 31, 2023	$416,821
Adjustment	—
Balance as of June 30, 2024	$416,821
Intangible Assets
Our acquired intangible assets are amortized using the straight-line method over their estimated useful lives of seven to ten years. The following table shows the cost, accumulated amortization and weighted average useful life in years for our acquired intangible assets as of June 30, 2024 (in thousands).

	Weighted Average Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Auto Injector technology platform	7	$402,000	$120,878	$281,122
XYOSTED proprietary product	10	136,200	28,668	107,532
Total finite-lived intangibles, net		$538,200	$149,546	$388,654
ATRS-1902 (IPR&D)	Indefinite			48,700
Total intangibles, net				$437,354
Estimated future annual amortization of finite-lived intangible assets is shown in the following table (in thousands). Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

Year	Amortization Expense
Remainder of 2024	$35,524
2025	71,049
2026	71,049
2027	71,049
2028	71,049
Thereafter	68,934
Total	$388,654

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
Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2028 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. As of June 30, 2024, the 2028 Convertible Notes were not convertible.
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
As of June 30, 2024, we were in compliance with all covenants and there was no material adverse change in our business, operations or financial condition.
Capped Call Transactions
In connection with the offering of the 2028 Convertible Notes, we entered into capped call transactions with certain counterparties (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2028 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2028 Convertible Notes. The cap price of the Capped Call Transactions is initially $75.4075 per share of common stock, representing a premium of 75% above the last reported sale price of $43.09 per share of common stock on August 15, 2022, and is subject to certain adjustments under the terms of the Capped Call Transactions. As of June 30, 2024, no capped calls had been exercised.
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
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. As of June 30, 2024, the 2027 Convertible Notes were not convertible.
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
As of June 30, 2024, we were in compliance with all covenants and there was no material adverse change in our business, operations or financial condition.
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

Net Carrying Amounts of our Convertible Notes
The carrying amount and fair value of our Convertible Notes were as follows (in thousands).

	June 30, 2024	December 31, 2023
Principal amount
2027 Convertible Notes	$805,000	$805,000
2028 Convertible Notes	720,000	720,000
Total principal amount	$1,525,000	$1,525,000

Unamortized debt discount
2027 Convertible Notes	$(9,237)	$(10,950)
2028 Convertible Notes	(13,248)	(14,802)
Total unamortized debt discount	$(22,485)	$(25,752)

Carrying amount
2027 Convertible Notes	$795,763	$794,050
2028 Convertible Notes	706,752	705,198
Total carrying amount	$1,502,515	$1,499,248

Fair value based on trading levels (Level 2)
2027 Convertible Notes	$768,920	$695,826
2028 Convertible Notes	801,115	670,522
Total fair value of outstanding notes	$1,570,035	$1,366,348

Remaining amortization per period of debt discount (in years)
2027 Convertible Notes	2.7	3.2
2028 Convertible Notes	4.1	4.6

The following table summarizes the components of interest expense and the effective interest rates for each of our Convertible Notes (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Coupon interest
2024 Convertible Notes	$—	$—	$—	$36
2027 Convertible Notes	503	503	1,006	1,006
2028 Convertible Notes	1,800	1,800	3,600	3,600
Total coupon interest	$2,303	$2,303	$4,606	$4,642

Amortization of debt discount
2024 Convertible Notes	$—	$—	$—	$24
2027 Convertible Notes	857	852	1,713	1,702
2028 Convertible Notes	778	767	1,553	1,531
Total amortization of debt discount	$1,635	$1,619	$3,266	$3,257

Interest expense
2024 Convertible Notes	$—	$—	$—	$60
2027 Convertible Notes	1,360	1,355	2,719	2,708
2028 Convertible Notes	2,578	2,567	5,153	5,131
Total interest expense	$3,938	$3,922	$7,872	$7,899

Effective interest rates
2027 Convertible Notes	0.7%	0.7%	0.7%	0.7%
2028 Convertible Notes	1.5%	1.5%	1.5%	1.5%
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

As of June 30, 2024, the Revolving Credit Facility was undrawn. We incurred a total of $3.6 million in third-party costs related to the 2022 Credit Agreement which are recorded as debt issuance cost within prepaid expenses and other assets in our condensed consolidated balance sheets. As of June 30, 2024, the unamortized debt issuance cost related to the revolving credit facility was $1.9 million.

8.    Share-based Compensation
The following table summarized share-based compensation expense included in our condensed consolidated statements of income related to share-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$2,568	$3,670	$5,913	$6,771
Selling, general and administrative	6,903	5,952	13,432	10,817
Total share-based compensation expense	$9,471	$9,622	$19,345	$17,588
Share-based compensation expense by type of share-based award was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$3,894	$4,190	$8,193	$7,645
RSUs, PSUs and ESPP	5,577	5,432	11,152	9,943
Total share-based compensation expense	$9,471	$9,622	$19,345	$17,588
We granted stock options to purchase approximately 0.1 million and 0.4 million shares of common stock during the three months ended June 30, 2024 and 2023, respectively and 0.6 million and 1.6 million during the six months ended June 30, 2024 and 2023, respectively. The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes Model”). Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments. The assumptions used in the Black-Scholes Model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected volatility	40.01 - 40.07%	40.26 - 40.72%	40.01 - 40.08%	39.68 - 40.72%
Average expected term (in years)	5.4	5.0	5.0	4.8
Risk-free interest rate	4.64 - 4.70%	3.37 - 3.70%	3.80 - 4.70%	3.37 - 4.27%
Expected dividend yield	—	—	—	—
In February 2021, our Board of Directors approved our 2021 ESPP and our stockholders approved the plan in May 2021. The ESPP enables eligible employees to purchase shares of our common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Share purchases are funded through payroll deduction of at least 1% and up to 15% of an employee’s compensation for each payroll period, and no employee may purchase shares under the ESPP that exceeds $25,000 worth of our common stock for a calendar year. As of June 30, 2024, 2,579,790 shares were available for future purchase. The offering period is generally for a six-month period and the first offering period commenced on June 16, 2021. Offering periods shall commence on or about the sixteenth day of June and December of each year and end on or about the fifteenth day of the next December and June, respectively, occurring thereafter. During the six months ended June 30, 2024, 24,432 shares were issued pursuant to the ESPP.

Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized was as follows (in thousands, unless otherwise noted):

	June 30, 2024
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (in years)
Stock options	$35,381	2.56
RSUs	50,035	2.92
PSUs	9,577	2.05
ESPP	253	0.40

9.    Stockholders’ Equity
During the six months ended June 30, 2024 and 2023, we issued an aggregate of 475,828 and 240,223 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $23.90 and $17.66 per share, respectively, for net proceeds of approximately $11.4 million and $4.2 million, respectively. For the six months ended June 30, 2024 and 2023, we issued 331,693 and 318,181 shares of common stock, respectively, upon vesting of certain RSUs and PSUs for which the RSU and PSU holders surrendered 88,825 and 70,733 RSUs and PSUs, respectively, to pay for minimum withholding taxes totaling approximately $6.5 million and $7.0 million, respectively. Stock options and unvested restricted units totaling approximately 8.0 million and 7.8 million shares of our common stock were outstanding as of June 30, 2024 and December 31, 2023, respectively.
Share Repurchases
In December 2021, the Board of Directors authorized a second capital return program to repurchase up to $750.0 million of outstanding stock over a three-year period.
We accelerated the initiation of our planned 2024 share repurchases and in November 2023, we entered into an Accelerated Share Repurchase (“ASR”) agreement with Bank of America, N.A. to accelerate the remaining $250.0 million of share repurchases remaining under the approved capital return program. Pursuant to the agreement, at the inception of the ASR, we paid $250.0 million to Bank of America, N.A. and took initial delivery of 5.5 million shares. In June 2024, we finalized the transaction at an average price per share of $38.35 and received an additional 1.1 million shares.
Our December 2021 share repurchase program was completed in June 2024 with a total of 19.1 million shares repurchased over the three-year period at an average price per share of $39.31. All shares repurchased under our capital return programs have been retired and have resumed their status of authorized and unissued shares
In February 2024, our Board of Directors authorized a new capital return program to repurchase up to $750.0 million of our outstanding common stock.

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
A reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net income	$93,245	$74,754	$170,068	$114,369
Denominator
Weighted average common shares outstanding for basic earnings per share	127,116	131,730	127,029	133,369
Dilutive potential common stock outstanding
Stock options	1,762	1,656	1,669	1,910
RSUs, PSUs and ESPP	344	157	399	363
Convertible Notes	—	—	—	116
Weighted average common shares outstanding for diluted earnings per share	129,222	133,543	129,097	135,758
Earnings per share
Basic	$0.73	$0.57	$1.34	$0.86
Diluted	$0.72	$0.56	$1.32	$0.84
Shares which have been excluded from the calculation of diluted earnings per common share because their effect was anti-dilutive include the following (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Anti-dilutive securities (1)	26.7	27.7	26.8	27.4
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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, provisions of Section 21E of the securities and Exchange Act, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements in this report other than statements of historical fact, included herein, including without limitation those regarding our future product development and regulatory events and goals, product collaborations, our business intentions and financial statements and anticipated results, are, or may be deemed to be, forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity,” “project” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report on Form 10-Q. Additionally, statements concerning future matters such as the development or regulatory approval of new partner products, enhancements of existing products or technologies, timing and success of the launch of new products by us and our partners, third-party performance under key collaboration agreements, the ability of our bulk drug and device part manufacturers to provide adequate supply for our partners, revenue, expense, cash burn levels and our ability to make timely repayments of debt, anticipated amounts and timing of share repurchases, anticipated profitability and expected trends and other statements regarding our plans and matters that are not historical are forward-looking statements. Such statements reflect management’s current forecast of certain aspects of our future business, are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements due to a number of factors including, but not limited to, the Risk Factors set forth in our most recent Annual Report on Form 10-K referred to below under the section entitled “Risks Factors” and elsewhere in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q.
Overview
Halozyme Therapeutics, Inc. is a biopharmaceutical company advancing disruptive solutions to improve patient experiences and outcomes for emerging and established therapies.
As the innovators of ENHANZE® drug delivery technology (“ENHANZE”) with our proprietary enzyme rHuPH20, our commercially validated solution is used to facilitate the subcutaneous (“SC”) delivery of injected drugs and fluids, with the goal of improving the patient experience with rapid SC delivery and reduced treatment burden. We license our technology to biopharmaceutical companies to collaboratively develop products that combine ENHANZE with our partners’ proprietary compounds. We also develop, manufacture and commercialize, for ourselves or with our partners, drug-device combination products using our advanced auto-injector technologies that are designed to provide commercial or functional advantages such as improved convenience, reliability and tolerability, and enhanced patient comfort and adherence.

Our ENHANZE partners’ approved products and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 works by breaking down hyaluronan (“HA”), a naturally occurring carbohydrate that is a major component of the extracellular matrix of the SC space. This temporarily reduces the barrier to bulk fluid flow allowing for improved and more rapid SC delivery of high dose, high volume injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as ENHANZE. We license our ENHANZE technology to form collaborations with biopharmaceutical companies that develop and/or market drugs requiring or benefiting from injection via the SC route of administration. In the development of proprietary intravenous (“IV”) drugs combined with our ENHANZE technology, data have been generated supporting the potential for ENHANZE to reduce patient treatment burden, as a result of shorter duration of SC administration with ENHANZE compared to IV administration. ENHANZE may enable fixed-dose SC dosing compared to weight-based dosing typically required for IV administration, extend the dosing interval for drugs that are already administered subcutaneously and potentially allow for lower rates of infusion-related reactions. ENHANZE may enable more flexible treatment options such as home administration by a healthcare professional or potentially the patient or caregiver. Lastly, certain proprietary drugs co-formulated with ENHANZE have been granted additional exclusivity, extending the patent life of the product beyond the patent expiry of the proprietary IV drug.
We currently have ENHANZE collaborations and licensing agreements with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Takeda Pharmaceuticals International AG and Baxalta US Inc. (“Takeda”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol Myers Squibb Company (“BMS”), argenx BVBA (“argenx”), ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”), Chugai Pharmaceutical Co., Ltd. (“Chugai”) and Acumen Pharmaceuticals, Inc. (“Acumen”). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales-based milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently earn royalties from the sales of eight commercial products including sales of one commercial product from each of the Takeda, Janssen and argenx collaborations and five commercial products from the Roche collaboration.
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

Our second quarter of 2024 and recent key events are as follows:
Partners
•In July, 2024, Janssen announced that the U.S. Food and Drug Administration (“FDA”) approved DARZALEX FASPRO for an additional indication in newly diagnosed multiple myeloma patients who are eligible for autologous stem cell transplant in combination with bortezomib, lenalidomide, and dexamethasone.
•In July 2024, argenx announced the National Medical Products Administration (“NMPA”) approved the Biologics License Application (“BLA”) of efgartigimod SC for generalized myasthenia gravis (“gMG”) in China.
•In July 2024, Acumen initiated a Phase 1 study of sabirnetug (“ACU193”) co-formulated with ENHANZE for the treatment of early Alzheimer’s disease, resulting in a $3.0 million milestone payment recognized in June 2024 when it was concluded the development milestone was expected to be achieved.
•In June 2024, argenx announced the FDA approved VYVGART Hytrulo with ENHANZE for the treatment of chronic inflammatory demyelinating polyneuropathy (“CIDP”), and completed the regulatory submissions of VYVGART SC for CIDP in Japan, Europe, and China during the second quarter of 2024. Submission to Canadian Health Authorities for regulatory approval is expected in 2024.
•In June 2024, Roche announced the European Commission (“EC”) granted marketing authorization in the EU for Ocrevus (ocrelizumab) SC for the treatment of relapsing multiple sclerosis (“RMS”) and primary progressive multiple sclerosis (“PPMS”), and in July 2024, Roche announced the approval in the same indications by the Medicines and Healthcare products Regulatory Agency (“MHRA”) in Great Britain marking our eight approved partner product with ENHANZE.
•In June 2024, Takeda announced that Health Canada approved HyQvia as a replacement therapy for primary humoral immunodeficiency and a secondary humoral immunodeficiency in pediatric patients two years of age and older.
•In May 2024, BMS announced the FDA accepted its BLA for the SC formulation of Opdivo (nivolumab) co-formulated with ENHANZE, resulting in a $15.0 million milestone payment. The FDA assigned a Prescription Drug User Fee Act (“PDUFA”) goal date of February 28, 2025, and subsequently assigned an updated PDUFA goal date of December 29, 2024. In June 2024, BMS announced the European Medicines Agency (“EMA”) validated its Extension Application for the SC formulation of Opdivo (nivolumab) co-formulated with ENHANZE, resulting in a $7.0 million milestone payment.
•In May 2024, Janssen announced the submission of a marketing authorization application to the EMA for the SC formulation of RYBREVANT (amivantamab) with ENHANZE for the treatment of patients with epidermal growth factor receptor (“EGFR”) mutated non-small cell lung cancer (“NSCLC”), and in June 2024, Janssen announced the submission of a BLA to the FDA for amivantamab SC co-formulated with ENHANZE also for EGFR-mutated NSCLC.
•In April 2024, Roche announced the FDA accepted its BLA submission of orcelizumab SC with a PDUFA goal date of September 13, 2024.
•In April 2024, Roche’s MabThera SC was approved by China’s NMPA to treat diffuse large B-cell lymphoma (“DLBCL”).
Corporate
•In June 2024, we announced the issuance of a new European Patent covering the ENHANZE rHuPH20 product obtained from our ENHANZE manufacturing methods that we provide to our licensees. The newly granted patent maintains the original royalty rate on sales of DARZALEX SC in 37 European countries until expiration of the patent in March 2029.
•In June 2024, we completed the $250 million ASR that was initiated in November of 2023, resulting in a total repurchase of 6.5 million shares at a price of $38.35 per share which concluded our December 2021 share repurchase program resulting in a total of 19.1 million shares repurchased over the three-year period at an average price per share of $39.31.

Product and Product Candidates
The following table summarizes our marketed proprietary products and product candidates under development and our marketed partnered products and product candidates under development with our partners:

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	INDICATION	PHASE 1	PHASE 2	PHASE 3	FILED	APPROVED
PROPRIETARY APPROVED PRODUCTS							
HYLENEX® recombinant (hyaluronidase human injection)	Various	Adjuvant for subcutaneous fluid delivery for dispersion & absorption of other injected drugs					Approved in the U.S.
XYOSTED®(testosterone enanthate) injection (CIII)	Urology	Testosterone Replacement Therapy (TRT)					Approved in the U.S.
ENHANZE® PARTNER APPROVED PRODUCTS							
Roche							
Herceptin® SC (trastuzumab) (OUS) Herceptin Hylecta™ (trastuzumab and hyaluronidase-oysk) (U.S.)	Oncology	Breast Cancer					Approved in the U.S., EU, China and other countries outside the U.S. (OUS)
Phesgo®(pertuzumab/trastuzumab/hyaluronidase-zzfx) (OUS) and (pertuzumab/trastuzumab)(EU)	Oncology	Breast Cancer					Approved in the U.S., EU, OUS and Japan Submitted in China
MabThera® SC (rituximab) (OUS) RITUXAN HYCELA™ (rituximab/hyaluronidase human) (U.S.)	Oncology	Multiple Blood Cancers					Approved for NHL in EU and OUS; Approved for CLL in EU and OUS Approved for DLBCL, CLL and FL in the U.S. Approved for DLBCL in China
Tecentriq® SC (atezolizumab)	Oncology	Certain Types of Lung, Bladder, Breast, and Liver Cancer					Approved in Great Britain and the EU Submitted in U.S.
Ocrelizumab	Neurology	Multiple Sclerosis					Approved in the EU and Great Britain Submitted in the U.S.
Takeda							
HYQVIA® [Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase]	Immunology	Primary Immunodeficiency, Secondary Immunodeficiencies in EU					Approved for adults and children in the U.S., EU and OUS Submitted in Japan
		Chronic inflammatory Demyelinating Polyneuropathy (CIDP)					Approved in the U.S. and EU
Janssen							
DARZALEX FASPRO® (daratumumab hyaluronidase human-fihj) (U.S./China) DARZQURO® (daratumumab)(Japan) DARZALEX SC® (daratumumab) (OUS)	Oncology Hematology	Multiple Myeloma AL Amyloidosis					Approved for MM in the U.S., EU, Japan and OUS Approved for AL Amyloidosis in the U.S., EU, Japan and China
argenx							
VYVGART® Hytrulo (efgartigimod alfa and hyaluronidase-qvfc) (U.S.) VYVGART® SC (efgartigimod alfa and hyaluronidase-qvfc) (EU/China) VYVDURA® (efgartigimod alfa and hyaluronidase-qvfc) (Japan)	Autoimmunity	Generalized Myasthenia Gravis (gMG)					Approved in the U.S., EU, Japan and China
VYVGART® Hytrulo (efgartigimod alfa and hyaluronidase-qvfc) (U.S.)	Autoimmunity	Chronic inflammatory Demyelinating Polyneuropathy (CIDP)					Approved in the U.S. Submitted in EU, Japan and China
DEVICE PARTNER APPROVED PRODUCTS							
Teva							
Epinephrine Injection USP(generic equivalent to EpiPen® and EpiPen® Jr.)	Allergy and Immunology	Anaphylaxis					Approved in the U.S.
Teriparatide Injection(generic version of Forsteo®) (EU) Teriparatide Injection(generic version of Forteo®) (US)	Endocrinology	Osteoporosis					Approved in the U.S. and EU
Otter							
OTREXUP® (methotrexate) injection	Rheumatology	Rheumatoid Arthritis; pJIA, Psoriasis					Approved in the U.S.

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
In June 2020, the FDA approved the fixed-dose combination of Perjeta® (pertuzumab) and Herceptin for SC injection (Phesgo®) utilizing ENHANZE technology for the treatment of patients with HER2-positive breast cancer. Phesgo has since received approval in Europe and China. In September 2023, Chugai (a Member of the Roche Group) announced that it had obtained regulatory approval for Phesgo from the Ministry of Health, Labour and Welfare (“MHLW”) in Japan. We receive royalties for Phesgo sales in Japan as part of our licensing agreement with Roche.
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
In August 2023, Roche announced the approval of Tecentriq SC with ENHANZE by the MHRA in Great Britain. In January 2024, Roche received EC marketing authorization for Tecentriq SC for all approved indications of Tecentriq IV. Based on the PDUFA date, Tecentriq SC approval in the U.S. is expected on September 15, 2024. Tecentriq SC enables SC delivery in approximately seven minutes, compared with 30-60 minutes for IV infusion.
In August 2019, Roche initiated a Phase 1 study evaluating ocrelizumab SC with ENHANZE technology in subjects with MS, followed by initiation of a Phase 3 study in April 2022. In July 2023, Roche announced that the Phase 3 OCARINA 2 trial evaluating ocrelizumab SC with ENHANZE as a twice a year 10-minute SC injection met its primary and secondary endpoints in patients with relapsing forms of MS or primary progressive MS (“RMS” or “PPMS”). In April 2024, Roche announced the FDA accepted the BLA submission of ocrelizumab SC with ENHANZE with a PDUFA goal date of September 13, 2024. In June 2024, Roche announced the EC granted marketing authorization in the EU for ocrelizumab SC. In July 2024, Roche announced the MHRA approved ocrelizumab SC in Great Britain.
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

In April 2023, Takeda announced the FDA approved the Supplemental Biologics License Application (“sBLA”) to expand the use of HYQVIA to treat primary immunodeficiency in children. In February 2024, Takeda submitted a New Drug Application (“NDA”) in Japan seeking approval for TAK-771, subcutaneous 10% human immunoglobulin with ENHANZE, for treatment of primary immunodeficiency. In June 2024, Takeda announced Health Canada approved HYQVIA as replacement therapy for primary humoral immunodeficiency and secondary humoral immunodeficiency in pediatric patients two years of age and older.
Pfizer Collaboration
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Pfizer proprietary biologics in primary care and specialty care indications. Pfizer currently has one non-exclusive target.
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
In May 2020, Janssen launched the commercial sale of DARZALEX FASPRO® (DARZALEX utilizing ENHANZE technology) in four regimens across five indications in multiple myeloma patients, including newly diagnosed, transplant-ineligible patients as well as relapsed or refractory patients. As a fixed-dose formulation, DARZALEX FASPRO can be administered over three to five minutes, significantly less time than DARZALEX IV which requires multi-hour infusions. In June 2020, we announced that Janssen received European marketing authorization and launched the commercial sale of DARZALEX SC utilizing ENHANZE in the EU. Subsequent to these approvals, Janssen received several additional regulatory approvals for additional indications and patient populations in the U.S., EU, Japan and China. Beginning with the U.S., Janssen has marketing authorization for DARZALEX FASPRO in combination with bortezomib, thalidomide, and dexamethasone in newly diagnosed multiple myeloma patients who are eligible for autologous stem cell transplant, in combination with bortezomib, cyclophosphamide and dexamethasone (“D-VCd”) for the treatment of adult patients with newly diagnosed AL amyloidosis, in combination with pomalidomide and dexamethasone (“D-Pd”) for patients with multiple myeloma after first or subsequent relapse, and in combination with Kyprolis® (carfilzomib) and dexamethasone for patients with relapsed or refractory multiple myeloma who have received one to three prior lines of therapy. In the EU, Janssen has marketing authorization for DARZALEX SC in combination with D-VCd in newly diagnosed adult patients with AL amyloidosis and in combination with D-Pd in adult patients with relapsed or refractory multiple myeloma. In Japan, Janssen has marketing authorization for the SC formulation of DARZALEX (known as DARZQURO) for the treatment of multiple myeloma and systemic AL amyloidosis. In China, Janssen has marketing authorization for DARZALEX SC for the treatment of primary light chain amyloidosis, in combination with D-VCd in newly diagnosed patients. In July 2024, Janssen announced the FDA approved DARZALEX FASPRO in combination with bortezomib, lenalidomide and dexamethasone (“D-VRd”) for induction and consolidation treatment and with lenalidomide (“D-R”) for maintenance treatment of adult patients who are newly diagnosed with multiple myeloma (“NDMM”) and are eligible for autologous stem cell transplant (“ASCT”).
In December 2019, Janssen elected EGFR and mesenchymal-epithelial transition factor (“cMET”) as a bispecific antibody (amivantamab) target on an exclusive basis, which is being studied in solid tumors. In September 2022, following a Phase 1 study, Janssen initiated a Phase 3 study of lazertinib and amivantamab with ENHANZE in patients with EGFR-mutated advanced or metastatic non-small cell lung cancer (PALOMA-3). In November 2022, Janssen initiated a Phase 2 study of amivantamab with ENHANZE in multiple regimens in patients with advanced or metastatic solid tumors including EGFR-mutated non-small cell lung cancer (PALOMA-2). In May 2024, Janssen announced positive data from the Phase 3 PALOMA-3 study which supported the submission of a marketing authorization application to the EMA for SC formulation of RYBREVANT (amivantamab) with ENHANZE for the treatment of patients with EGFR-mutated NSCLC. In June 2024, Janssen announced the submission of a BLA to the FDA for amivantamab SC co-formulated with ENHANZE also for patients with EGFR-mutated NSCLC. The administration time for SC amivantamab was reduced to approximately five minutes from five hours for the first IV amivantamab infusion (across two days) and showed a five-fold reduction in infusion-related reactions. SC amivantamab also demonstrated longer overall survival, progression-free survival and duration of response.
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
BMS Collaboration
In September 2017, we and BMS entered into a collaboration and license agreement, which became effective in November 2017, under which BMS had the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with BMS products directed at up to eleven targets. Targets may be selected on an exclusive basis or non-exclusive basis. BMS has designated multiple immuno-oncology targets including programmed death 1 (“PD-1”) and has an option to select three additional targets by November 2024. In October 2019, BMS initiated a Phase 1 study of relatlimab, an anti-LAG-3 antibody, in combination with nivolumab using ENHANZE technology. In May 2021, BMS initiated a Phase 3 of nivolumab using ENHANZE technology for patients with advanced or metastatic clear cell renal cell carcinoma (CheckMate-67T), leveraging data and insights from Phase 1/2 CA209-8KX study in patients with solid tumors. In October 2023, BMS reported positive top-line data from the Phase 3 CheckMate-67T trial evaluating a SC formulation of Opdivo (nivolumab) with ENHANZE in patients with advanced or metastatic clear cell renal cell carcinoma (“ccRCC”) who have received prior systemic therapy. The study met its co-primary PK endpoints and a key secondary endpoint. In May 2024, BMS announced that the FDA accepted its BLA for the subcutaneous formulation of Opdivo (nivolumab) co-formulated with ENHANZE and assigned a PDUFA goal date of February 28, 2025. In May 2024, BMS announced the FDA assigned an updated PDUFA goal date of December 29, 2024 for the subcutaneous formulation of Opdivo (nivolumab) co-formulated with ENHANZE. In June 2024, BMS announced the EMA validated its Extension Application for the subcutaneous formulation of Opdivo (nivolumab) co-formulated with ENHANZE.
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
In June 2023, argenx received FDA approval under the brand name VYVGART® Hytrulo for the injection with ENHANZE for SC use of treatment of gMG in adult patients who are anti-acetylcholine receptor (“AChR”) antibody positive. In November 2023, argenx received EC approval of VYVGART SC for the treatment of gMG, which also provides the option for patient self-administration. In January 2024, argenx received Japan approval for VYVDURA® (efgartigimod alfa and hyaluronidase-qvfc) co-formulated with ENHANZE for the treatment of adult patients with gMG including options for self-administration. In July 2024, argenx announced the NMPA approved the BLA of efgartigimod alfa SC (efgartigimod SC) for gMG patients in China.
In July 2023, argenx reported positive data from the ADHERE study evaluating VYVGART® Hytrulo with ENHANZE in adults with CIDP. In June 2024, argenx announced the FDA approved VYVGART Hytrulo with ENHANZE for the treatment of CIDP. In the second quarter of 2024, argenx completed the regulatory submissions of VYVGART SC for CIDP for regulatory approval in Japan, Europe, and China. Submission to Canadian Health Authorities for regulatory approval is expected in 2024. In September 2023, Zai Lab limited (argenx commercial partner for China) announced the CDE of the NMPA granted Breakthrough Therapy Designation for efgartigimod SC for the treatment of patients with CIDP.
argenx is currently conducting the following studies with the goal of expanding approved indications for efgartigimod with ENHANZE: Phase 2/3 (ALKIVIA) study in active idiopathic inflammatory myopathy (Myositis) and two registrational studies in thyroid eye disease (“TED”). Evaluation is ongoing to determine the path forward in BALLAD study evaluating efgartigimod in bullous pemphigoid (“BP”) with an update expected in 2024.

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
Chugai Collaboration
In March 2022, we and Chugai entered into a global collaboration and license agreement that gives Chugai exclusive access to ENHANZE technology for an undisclosed target. Chugai intends to explore the potential use of ENHANZE for a Chugai drug candidate. In May 2022, Chugai initiated a Phase 1 study to evaluate the PKs, pharmacodynamics, and safety of a targeted antibody administered subcutaneously with ENHANZE.
Acumen Collaboration
In November 2023, we and Acumen entered into a global collaboration and non-exclusive license agreement that provides Acumen access to ENHANZE for a single target. Acumen intends to explore the potential use of ENHANZE for ACU193, Acumen’s clinical stage monoclonal antibody candidate to target Amyloid-β Oligomers for the treatment of early Alzheimer’s disease. In May 2024, Acumen initiated a Phase 2 IV study for ACU193. In July 2024, Acumen initiated a Phase 1 study of sabirnetug (ACU193) with ENHANZE to compare the PK between SC and IV administrations in healthy volunteers.
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

Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Royalties – Royalties were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	June 30,
	2024	2023	Dollar	Percentage
Royalties	$124,918	$111,740	$13,178	12%
The increase in royalties was primarily driven by continued sales uptake of Phesgo by Roche in all geographies and the recent launches of VYVGART Hytrulo by argenx and Teriparatide by Teva in the U.S. We expect royalty revenue to grow as a result of anticipated increasing partner product sales of DARZALEX SC and Phesgo and sales of recently launched ENHANZE partner products, VYVGART Hytrulo, Tecentriq SC and Ocrevus SC. An EU patent covering the rHuPH20 product issued in June 2024, resulted in a return of DARZALEX SC royalties to the original royalty rate through March 6, 2029, following a step down in the royalty rate from March 2024 through June 2024. We expect modest price erosion to continue on earlier launched ENHANZE partner products, Herceptin and MabThera.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	June 30,
	2024	2023	Dollar	Percentage
Proprietary product sales	$44,139	$32,293	$11,846	37%
Bulk rHuPH20 sales	24,634	27,133	(2,499)	(9)%
Device partnered product sales	10,113	14,463	(4,350)	(30)%
Total product sales, net	$78,886	$73,889	$4,997	7%
The increase in product sales, net was primarily due to contributions from our proprietary products, partially offset by lower sales of device partner products and bulk rHuPH20 driven by the timing of partner demand. We expect sales of our proprietary products will continue to grow in future years as we continue to gain market share in the TRT market. We expect product sales of bulk rHuPH20 and device partnered products to fluctuate in future periods based on the needs of our partners.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	June 30,
	2024	2023	Dollar	Percentage
Upfront license fees, license fees for the election of additional targets, event-based payments, license maintenance fees and amortization of deferred upfront and other license fees:
Event-based development milestones and regulatory milestones and other fees	$25,500	$33,000	$(7,500)	(23)%
Device licensing and development revenue	2,049	2,409	(360)	(15)%
Total revenues under collaborative agreements	$27,549	$35,409	$(7,860)	(22)%
The decrease in revenues under collaborative agreements was primarily due to the timing of milestones achieved. Revenue from upfront licenses fees, license fees for the election of additional targets, license maintenance fees and other license fees and event-based payments vary from period to period based on our ENHANZE collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our partners’ ability to meet various clinical and regulatory milestones set forth in such agreements and our ability to obtain new collaborative agreements.

Operating expenses – Operating expenses were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	June 30,
	2024	2023	Dollar	Percentage
Cost of sales	$39,607	$50,070	$(10,463)	(21)%
Amortization of intangibles	17,762	17,835	(73)	—%
Research and development	21,038	19,727	1,311	7%
Selling, general and administrative	35,711	38,948	(3,237)	(8)%
Cost of Sales – Cost of sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of our proprietary products, device partnered products and bulk rHuPH20. The decrease in cost of sales was primarily due to lower device and bulk rHuPH20 sales, partially offset by higher proprietary product sales.
Amortization of intangibles – Amortization of intangibles consists primarily of expense associated with the amortization of acquired device technologies and product rights. Amortization of intangibles expense remained flat year over year.
Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, preclinical and regulatory activities related to our collaborations, and our development platforms. The increase in research and development expense was primarily due to planned investments in ENHANZE related to the development of our new high yield rHuPH20 manufacturing processes.
Selling, General and Administrative – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related costs for personnel in executive, selling and administrative functions as well as professional fees for legal and accounting, business development, commercial operations support for proprietary products and alliance management and marketing support for our collaborations. The decrease in SG&A expense was primarily due to planned reductions in commercial marketing expense.
Investment and other income, net – investment and other income, net was as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	June 30,
	2024	2023	Dollar	Percentage
Investment and other income, net	$5,032	$3,192	$1,840	58%
Investment and other income, net consists primarily of interest income on our cash, cash-equivalent and marketable securities. The increase in investment and other income, net was primarily due to higher market interest rates as well as an increase in the average invested balance.
Interest Expense – Interest expense was as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	June 30,
	2024	2023	Dollar	Percentage
Interest expense	$4,524	$4,494	$30	1%
Interest expense consists primarily of costs related to our convertible notes and revolving credit facility. Interest expense remained flat year over year.
Income Taxes – Income taxes were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	June 30,
	2024	2023	Dollar	Percentage
Income tax expense	$24,498	$18,402	$6,096	33%
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

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Royalties – Royalties were as follows (in thousands):

	Six Months Ended		Increase / (Decrease)
	June 30,
	2024	2023	Dollar	Percentage
Royalties	$245,511	$211,380	$34,131	16%
The increase in royalties was primarily driven by continued sales uptake of DARZALEX SC by Janssen and Phesgo by Roche in all geographies, and the recent launches of Vyvgart Hytrulo by argenx and Teriparatide by Teva in the U.S.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Six Months Ended		Increase / (Decrease)
	June 30,
	2024	2023	Dollar	Percentage
Sales of proprietary products	$79,394	$60,254	$19,140	32%
Sales of bulk rHuPH20	35,144	49,202	(14,058)	(29)%
Sales of device partnered product	22,931	25,227	(2,296)	(9)%
Total product sales, net	$137,469	$134,683	$2,786	2%
The increase in product sales, net was primarily due to contributions from our proprietary products, partially offset by lower sales of bulk rHuPH20 and device partnered products driven by the timing of partner demand.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Six Months Ended		Increase / (Decrease)
	June 30,
	2024	2023	Dollar	Percentage
Upfront license fees, license fees for the election of additional targets, event-based payments, license maintenance fees and amortization of deferred upfront and other license fees:
Event-based development milestones and regulatory milestones and other fees	$39,500	$33,000	$6,500	20%
Device licensing and development revenue	4,752	4,118	634	15%
Total revenues under collaborative agreements	$44,252	$37,118	$7,134	19%
The increase in revenues under collaborative agreements was primarily due to the timing of milestones achieved.
Operating expenses - Operating expenses were as follows (in thousands):

	Six Months Ended		Increase / (Decrease)
	June 30,
	2024	2023	Dollar	Percentage
Cost of sales	$67,936	$85,240	$(17,304)	(20)%
Amortization of intangibles	35,525	35,670	(145)	—%
Research and development	40,149	37,706	2,443	6%
Selling, general and administrative	70,845	76,305	(5,460)	(7)%
Cost of Sales – Cost of sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of our proprietary products, device partnered products and bulk rHuPH20. The decrease in cost of sales was primarily due to lower bulk rHuPH20 and device sales, partially offset by higher proprietary product sales.

Amortization of intangibles – Amortization of intangibles consists primarily of expense associated with the amortization of acquired device technologies and product rights. Amortization of intangibles expense remained relatively flat year over year.
Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, preclinical and regulatory activities related to our collaborations, and our development platforms. The increase in research and development expense was primarily due to planned investments in ENHANZE related to the development of our new high-yield rHuPH20 manufacturing processes.
Selling, General and Administrative – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related costs for personnel in executive, selling and administrative functions as well as professional fees for legal and accounting, business development, commercial operations support for proprietary products and alliance management and marketing support for our collaborations. The decrease in SG&A expense was primarily due to planned reductions in commercial marketing expense, partially offset by increased compensation expense.
Investment and other income, net - Investment and other income, net was as follows (in thousands):

	Six Months Ended		Increase / (Decrease)
	June 30,
	2024	2023	Dollar	Percentage
Investment and other income, net	$10,025	$6,171	$3,854	62%
Investment and other income, net consists primarily of interest income on our cash, cash-equivalent and marketable securities. The increase in investment and other income, net was primarily due to an increase in market interest rates as well as an increase in the average invested balance.
Interest Expense – Interest expense was as follows (in thousands):

	Six Months Ended		Increase / (Decrease)
	June 30,
	2024	2023	Dollar	Percentage
Interest expense	$9,031	$9,037	$(6)	—%
Interest expense consists primarily of costs related to our convertible notes and revolving credit facility. Interest expense remained flat year over year.
Income Taxes – Income taxes were as follows (in thousands):

	Six Months Ended		Increase / (Decrease)
	June 30,
	2024	2023	Dollar	Percentage
Income tax expense	$43,703	$31,025	$12,678	41%
The increase in income tax expense was primarily due to higher income before taxes recognized during the current quarter.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $529.0 million. We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborative agreements and cash that we may raise through future transactions. We may raise cash through any one of the following financing vehicles: (i) new collaborative agreements; (ii) expansions or revisions to existing collaborative relationships; (iii) private financings; (iv) other equity or debt financings; (v) monetizing assets; and/or (vi) the public offering of securities.
We may, in the future, draw on our existing line of credit or offer and sell additional equity, debt securities and warrants to purchase any of such securities, either individually or in units to raise capital for additional working capital, capital expenditures, share repurchases, acquisitions or for other general corporate purposes.
Cash Flows

	Six Months Ended June 30,

	2024	2023	Change
Net cash provided by operating activities	$185,221	$153,806	$31,415
Net cash used in investing activities	(124,720)	(5,168)	(119,552)
Net cash provided by (used in) financing activities	8,993	(162,168)	171,161
Net increase (decrease) in cash, cash equivalents and restricted cash	$69,494	$(13,530)	$83,024
Operating Activities
The increase in net cash provided by operations was primarily due to an increase in revenue, partially offset by higher working capital spend.
Investing Activities
The increase in net cash used in investing activities was primarily due an increase in net purchases of marketable securities, partially offset by a decrease in capital spend for property and equipment.
Financing Activities
The decrease in net cash used in financing activities was primarily due to the repurchase of $150.1 million in common stock in the prior year and $13.5 million in cash paid on the conversion of our 2024 Convertible Notes in the prior year, partially offset by the increase in net proceeds during the current year from the issuance of common stock under our equity incentive plan.
Share Repurchases
In December 2021, our Board of Directors approved a share repurchase program to repurchase up to $750.0 million of our outstanding common stock which we completed in June 2024. In February 2024, our Board of Directors authorized a new capital return program to repurchase up to $750.0 million of our outstanding common stock. Refer to Note 9, Stockholders’ Equity, of our condensed consolidated financial statements for additional information regarding our share repurchases.

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
Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2028 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. As of June 30, 2024, the 2028 Convertible Notes were not convertible.
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
Capped Call Transactions
In connection with the offering of the 2028 Convertible Notes, we entered into capped call transactions with certain counterparties (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2028 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2028 Convertible Notes. The cap price of the Capped Call Transactions is initially $75.4075 per share of common stock, representing a premium of 75% above the last reported sale price of $43.09 per share of common stock on August 15, 2022, and is subject to certain adjustments under the terms of the Capped Call Transactions. As of June 30, 2024, no capped calls had been exercised.
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
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. As of June 30, 2024, the 2027 Convertible Notes were not convertible.
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
As of June 30, 2024, the revolving credit facility was undrawn.
Additional Capital Requirements.
Our expected working capital and other capital requirements are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023. As of June 30, 2024, there have been no material changes to our expected working capital and other capital requirements described in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Our significant accounting policies are described in Part II, Item 8, Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. The accounting policies and estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to our critical accounting policies or estimates during the six months ended June 30, 2024.
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of our condensed consolidated financial statements for a discussion of recent accounting pronouncements and their effect, if any.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risks during the quarter ended June 30, 2024.
As of June 30, 2024, our cash equivalents and marketable securities consisted of investments in money market funds, asset-backed securities, U.S. Treasury securities, corporate debt securities, agency bonds and commercial paper. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security may decline. Based on our current investment portfolio as of June 30, 2024, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
In December 2021, the Board of Directors authorized a capital return program to repurchase up to $750.0 million of outstanding stock over a three-year period. We accelerated the initiation of our planned 2024 share repurchases and in November 2023, we entered into an ASR agreement with Bank of America, N.A. to accelerate the remaining $250.0 million of share repurchases under the approved capital return program. Pursuant to the agreement, at the inception of the ASR, we paid $250.0 million to Bank of America, N.A. and took initial delivery of 5.5 million shares. In June 2024, we finalized the transaction and received an additional 1.1 million shares, which completes the December 2021 capital return program.
In February 2024, our Board of Directors authorized a new capital return program to repurchase up to $750.0 million of our outstanding common stock.
Item 3.Defaults Upon Senior Securities
Not applicable.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the three months ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 or non-rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

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

10.1	Form of Restricted Unit Agreement (2021 plan updated June 2024) (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith)

101.SCH	Inline Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	Inline Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101) (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc. (Registrant)

Dated:	August 6, 2024	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 6, 2024	/s/ Nicole LaBrosse
Nicole LaBrosse Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)