Form 10-Q
period 2024-09-30
HALOZYME THERAPEUTICS, INC.
filed 2024-10-31
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares (in thousands) of the registrant’s common stock, par value $0.001 per share, was 127,227 as of October 24, 2024.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$154,318	$118,370
Marketable securities, available-for-sale	511,988	217,630
Accounts receivable, net and contract assets	285,743	234,210
Inventories	131,412	127,601
Prepaid expenses and other current assets	43,515	48,613
Total current assets	1,126,976	746,424
Property and equipment, net	74,490	74,944
Prepaid expenses and other assets	80,151	17,816
Goodwill	416,821	416,821
Intangible assets, net	419,592	472,879
Deferred tax assets, net	—	4,386
Total assets	$2,118,030	$1,733,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,398	$11,816
Accrued expenses	96,417	100,678
Total current liabilities	108,815	112,494
Long-term debt, net	1,504,154	1,499,248
Other long-term liabilities	40,406	37,720
Deferred tax liabilities, net	11,952	—
Total liabilities	1,665,327	1,649,462
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 127,183 and 126,770 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	127	127
Additional paid-in capital	61,886	2,409
Accumulated other comprehensive loss	(6,939)	(9,278)
Retained earnings	397,629	90,550
Total stockholders’ equity	452,703	83,808
Total liabilities and stockholders’ equity	$2,118,030	$1,733,270
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Royalties	$155,061	$114,433	$400,572	$325,813
Product sales, net	86,659	86,569	224,128	221,252
Revenues under collaborative agreements	48,364	15,031	92,616	52,149
Total revenues	290,084	216,033	717,316	599,214
Operating expenses
Cost of sales	49,426	54,823	117,362	140,063
Amortization of intangibles	17,762	20,341	53,287	56,011
Research and development	18,458	17,321	58,607	55,027
Selling, general and administrative	41,241	35,269	112,086	111,574
Total operating expenses	126,887	127,754	341,342	362,675
Operating income	163,197	88,279	375,974	236,539
Other income (expense)
Investment and other income, net	6,474	4,786	16,499	10,957
Contingent liability fair value measurement gain	—	13,200	—	13,200
Interest expense	(4,524)	(4,505)	(13,555)	(13,542)
Income before income tax expense	165,147	101,760	378,918	247,154
Income tax expense	28,136	19,923	71,839	50,948
Net income	$137,011	$81,837	$307,079	$196,206

Earnings per share
Basic	$1.08	$0.62	$2.42	$1.48
Diluted	$1.05	$0.61	$2.37	$1.45

Weighted average common shares outstanding
Basic	126,850	131,965	126,969	132,896
Diluted	130,134	134,083	129,526	135,233
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$137,011	$81,837	$307,079	$196,206
Other comprehensive income
Unrealized gain (loss) on marketable securities, net	1,735	(49)	1,272	706
Foreign currency translation adjustment	2	—	(5)	24
Unrealized gain on foreign currency	—	2	—	1
Unrealized (loss) gain on derivative instruments, net	(6,919)	3,426	1,772	2,001
Realized loss (gain) on derivative instruments, net	311	(537)	(700)	(583)
Comprehensive income	$132,140	$84,679	$309,418	$198,355
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,

	2024	2023
Operating activities
Net income	$307,079	$196,206
Adjustments to reconcile net income to net cash provided by operating activities
Share-based compensation	31,923	26,956
Depreciation and amortization	7,610	8,152
Amortization of intangible assets	53,287	56,011
Amortization of debt discount	5,506	5,476
Accretion of discount on marketable securities, net	(8,520)	(3,830)
Realized gain on marketable securities	(7)	—
Loss on disposal of equipment	1,678	517
Contingent liability fair value measurement adjustment	—	(13,200)
Recognition of deferred revenue	—	(2,579)
Lease payments recognized	863	—
Deferred income taxes	15,824	25,083
Changes in operating assets and liabilities
Accounts receivable, net and other contract assets	(51,533)	13,546
Inventories	(59,655)	(28,353)
Prepaid expenses and other assets	(265)	5,299
Accounts payable and accrued expenses	(3,193)	(3,067)
Net cash provided by operating activities	300,597	286,217
Investing activities
Purchases of marketable securities	(596,157)	(271,617)
Proceeds from sales and maturities of marketable securities	311,598	195,697
Purchases of property and equipment	(7,644)	(12,698)
Net cash used in investing activities	(292,203)	(88,618)
Financing activities
Repayment of 2024 Convertible Notes	—	(13,483)
Repurchase of common stock	—	(150,083)
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	27,554	5,499
Net cash provided by (used in) financing activities	27,554	(158,067)
Net increase in cash, cash equivalents and restricted cash	35,948	39,532
Cash, cash equivalents and restricted cash at beginning of period	118,370	234,695
Cash, cash equivalents and restricted cash at end of period	$154,318	$274,227

Supplemental disclosure of non-cash investing and financing activities
Amounts accrued for purchases of property and equipment	$320	$533
Right-of-use assets obtained in exchange for lease obligation	$2,622	$1,211
Common stock issued for conversion of 2024 Convertible Notes	$—	$125
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF JUNE 30, 2024	126,535	$127	$30,747	$(2,068)	$260,618	$289,424
Share-based compensation expense	—	—	12,578	—	—	12,578
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	648	—	18,561	—	—	18,561
Other comprehensive loss	—	—	—	(4,871)	—	(4,871)
Net income	—	—	—	—	137,011	137,011
BALANCE AS OF SEPTEMBER 30, 2024	127,183	$127	$61,886	$(6,939)	$397,629	$452,703

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2023	126,770	$127	$2,409	$(9,278)	$90,550	$83,808
Share-based compensation expense	—	—	31,923	—	—	31,923
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net and shares issued under the ESPP plan	1,479	1	27,553	—	—	27,554
Repurchase of common stock	(1,066)	(1)	1		—	—
Other comprehensive income	—	—	—	2,339		2,339
Net income	—	—	—	—	307,079	307,079
BALANCE AS OF SEPTEMBER 30, 2024	127,183	$127	$61,886	$(6,939)	$397,629	$452,703

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF JUNE 30, 2023	131,856	$132	$12,068	$(1,615)	$140,448	$151,033
Share-based compensation expense	—	—	9,367	—	—	9,367
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	225	—	4,102	—	—	4,102
Other comprehensive income	—	—	—	2,842	—	2,842
Net income	—	—	—	—	81,837	81,837
BALANCE AS OF SEPTEMBER 30, 2023	132,081	$132	$25,537	$1,227	$222,285	$249,181

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2022	135,154	$135	$27,368	$(922)	$143,217	$169,798
Share-based compensation expense	—	—	26,956	—	—	26,956
Issuance of common stock for the conversion of the 2024 Convertible Notes	289	—	(126)	—	—	(126)
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net and shares issued under the ESPP plan	803	1	5,498	—	—	5,499
Repurchase of common stock	(4,165)	(4)	(34,159)		(117,138)	(151,301)
Other comprehensive income	—	—	—	2,149	—	2,149
Net income	—	—	—	—	196,206	196,206
BALANCE AS OF SEPTEMBER 30, 2023	132,081	$132	$25,537	$1,227	$222,285	$249,181
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
We have commercialized auto-injector products with Teva Pharmaceutical Industries, Ltd. (“Teva”) and Otter Pharmaceuticals, LLC (“Otter”). We have development programs including auto-injectors with Idorsia Pharmaceuticals Ltd. (“Idorsia”).
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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, which mature within 90 days or less from the date of purchase. As of September 30, 2024, our cash and cash equivalents consisted of money market funds, bank certificate of deposits and demand deposits at commercial banks.
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
Accounts Receivable, net
Accounts receivable is recorded at the invoiced amount and is non-interest bearing. Accounts receivable is recorded net of estimated prompt pay discounts, distribution fees and chargebacks. We believe the risk of accounts being uncollectible is minimal; therefore, no significant allowances for doubtful accounts were established as of September 30, 2024 and December 31, 2023.
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
In accordance with the hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and are highly effective in offsetting changes to future cash flows on hedged transactions. Both at inception of the hedge and on an ongoing basis, we assess whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If we determine a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, we would discontinue hedge accounting treatment prospectively. We measure effectiveness based on the change in fair value of the forward currency forward contract and the fair value of the hypothetical foreign currency forward contract with terms that match the critical terms of the risk being hedged. No portion of our foreign currency forward contracts were excluded from the assessment of hedge effectiveness. As of September 30, 2024, all hedges were determined to be highly effective.
The assets or liabilities associated with our hedging contracts are recorded at fair market value in prepaid expense and other current assets, accrued expenses, or other long-term liabilities, respectively, in our condensed consolidated balance sheets. Gains and losses related to changes in the fair market value of these hedging contracts are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) within stockholder’s equity in our condensed consolidated balance sheets and reclassified to royalty revenue in our condensed consolidated statements of income in the same period as the recognition of the underlying hedged transaction. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, within the defined hedge period, we reclassify the gains or losses on the related cash flow hedge from AOCI to royalties revenue in our condensed consolidated statements of income. Settlements from the cash flow hedge are included in operating activities on the condensed consolidated statements of cash flows. Since the fair market value of these hedging contracts is derived from current market rates, the hedging contracts are classified as derivative financial instruments. We do not use derivatives for speculative or trading purposes. As of September 30, 2024, amounts expected to be recognized as a net gain out of AOCI into our condensed consolidated statements of income during the next 12 months are not material.
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
We also earn royalties in connection with several of our licenses granted under license and development arrangements with our device partners. These royalties are based upon a percentage of commercial sales of partnered products with rates ranging from mid-single digits to low double digits and are tiered based on levels of net sales. These sales-based royalties, for which the license was deemed the predominant element to which the royalties relate, are estimated and recognized in the period in which the partners’ commercial sales occur. The royalties are generally reported and payable to us within 45 to 60 days after the end of the period in which the commercial sales are made. We base our estimates of royalties earned on actual sales information from our partners when available or estimated prescription sales from external sources and estimated net selling price. We will record adjustments in the following quarter, if necessary, when final royalty reports are received. To date, we have not recorded any material adjustments.
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
Because our agreements have one type of performance obligation (licenses) which are typically all transferred at the same time at agreement inception, allocation of transaction price often is not required. However, allocation is required when licenses for some of the individual targets are subject to rights of exchange, because revenue associated with these targets cannot be recognized. When allocation is needed, we perform an allocation of the upfront amount based on relative SSP of licenses for individual targets. We determine license SSP using an income-based valuation approach utilizing risk-adjusted discounted cash flow projections of the estimated return a licensor would receive where applicable or an alternative valuation method such as indicative value from historical transactions. When amounts subject to uncertainties, such as milestones and royalties, are included in the transaction price, we attribute them to the specific individual target licenses which generate such milestone or royalty amounts.
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
Our payment terms for development contracts may include an upfront payment equal to a percentage of the total contract value with the remaining portion to be billed upon completion and transfer of the individual deliverables or satisfaction of the individual performance obligations. We record a contract liability for cash received in advance of performance, which is presented as deferred revenue within accrued expense and other long-term liabilities in our condensed consolidated balance sheets and recognized as revenue in our condensed consolidated statements of income when the associated performance obligations have been satisfied.
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
Product Sales, Net
Proprietary Product Sales
Our commercial portfolio of proprietary products includes XYOSTED and Hylenex recombinant which we sell primarily to wholesale pharmaceutical distributors and specialty pharmacies, who sell the products to hospitals, retail chain drug stores and other end-user customers. Sales to wholesalers are made pursuant to purchase orders subject to the terms of a master agreement, and delivery of individual packages of products represents performance obligations under each purchase order. We use contract manufacturers to produce our proprietary products and third-party logistics (“3PL”) vendors to process and fulfill orders. We concluded we are the principal in the sales to wholesalers because we control access to services rendered by both vendors and direct their activities. We have no obligations to wholesalers to generate pull-through sales.
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
Income Taxes
We provide for income taxes using the liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at each reporting period. We measure deferred tax assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse. Significant judgment is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and any associated valuation allowances recorded against our net deferred tax assets. Deferred tax assets (“DTA”) and other tax benefits are recorded when they are more likely than not to be realized. On a quarterly basis, we assess the need for valuation allowance on our DTAs, weighing all positive and negative evidence, to assess if it is more-likely-than-not that some or all of our DTAs will be realized. We recorded a provision for income tax of $28.1 million and $71.8 million with an effective tax rate of 17.1% and 19.0% for the three and nine months ended September 30, 2024, respectively. The difference between our effective tax rates and the U.S. federal statutory rate of 21% is primarily due to a decrease from a share-based compensation windfall tax benefit, Foreign Derived Intangible Income (“FDII”) deduction, and research and development credit generation, partially offset by state income tax and Section 162(m) disallowance.
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
The new guidance is intended to improve annual and interim reportable segment disclosure requirements regardless of number of reporting units, primarily through enhanced disclosures of significant expenses. The amendment requires public entities to disclose significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit and loss.
Annual periods beginning after December 15, 2023 (our 2024 Form 10-K), and interim periods within fiscal years beginning after December 15, 2024 (our Q1 2025 Form 10-Q) - Early adoption is permitted, including adoption in an interim period
			Retrospective	We do not expect the standard to have a material effect on our consolidated financial statements, but will result in expanded segment disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.	The new guidance includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction.	Annual periods beginning after December 15, 2024 (our 2025 Form 10-K) - Early adoption is permitted	Prospective or Retrospective	We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures.

3.    Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$426	$—	$—	$426
Corporate debt securities	98,060	421	(10)	98,471
U.S. treasury securities	399,027	1,055	(50)	400,032
Agency bonds	13,049	10	—	13,059
Total marketable securities, available-for-sale	$510,562	$1,486	$(60)	$511,988

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$3,512	$—	$(8)	$3,504
Corporate debt securities	6,022	1	(10)	6,013
U.S. treasury securities	175,996	200	(12)	176,184
Agency bonds	16,119	—	(16)	16,103
Commercial paper	15,826	—	—	15,826
Total marketable securities, available-for-sale	$217,475	$201	$(46)	$217,630
As of September 30, 2024, eight available-for-sale marketable securities with a fair market value of $74.0 million were in a gross unrealized loss position of $0.1 million. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of September 30, 2024 because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
The estimated fair value of our contractual maturities of available-for-sale debt securities were as follows (in thousands):

	September 30, 2024	December 31, 2023
Due within one year	$301,345	$197,633
Due after one year but within five years	210,643	19,997
Total estimated fair value of contractual maturities, available-for-sale	$511,988	$217,630

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2024			December 31, 2023
	Level 1	Level 2	Total Estimated Fair Value	Level 1	Level 2	Total Estimated Fair Value
Assets
Cash equivalents
Money market funds	$34,713	$—	$34,713	$22,142	$—	$22,142
U.S. treasury securities	—	—	—	2,000	—	2,000

Available-for-sale marketable securities
Asset-backed securities	—	426	426	—	3,504	3,504
Corporate debt securities	—	98,471	98,471	—	6,013	6,013
U.S. treasury securities	400,032	—	400,032	176,184	—	176,184
Agency bonds	13,059	—	13,059	16,103	—	16,103
Commercial paper	—	—	—	—	15,826	15,826
Total assets	$447,804	$98,897	$546,701	$216,429	$25,343	$241,772

Liabilities
Derivative instruments
Currency hedging contracts (1)	$—	$7,894	$7,894	$—	$9,480	$9,480
(1) Based on observable market transactions of spot currency rates, forward currency rates or equivalently-termed instruments. Carrying amounts of the financial assets and liabilities are equal to the fair value. As of September 30, 2024, the derivative liabilities recorded within accrued expenses and other long-term liabilities in our condensed consolidated balance sheets were $1.9 million and $6.0 million, respectively.
We had no available-for-sale securities that were classified within Level 3 as of September 30, 2024 and December 31, 2023.

4.    Revenue
Our disaggregated revenues were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Royalties	$155,061	$114,433	$400,572	$325,813

Product sales, net
Proprietary product sales	39,925	31,511	119,319	91,765
Bulk rHuPH20 sales	31,493	37,001	66,637	86,203
Device partnered product sales	15,241	18,057	38,172	43,284
Total product sales, net	86,659	86,569	224,128	221,252

Revenues under collaborative agreements
Upfront license and target nomination fees	27,000	—	27,000	—
Event-based development and regulatory milestones and other fees	18,000	13,000	57,500	46,000
Device licensing and development revenue	3,364	2,031	8,116	6,149
Total revenues under collaborative agreements	48,364	15,031	92,616	52,149

Total revenues	$290,084	$216,033	$717,316	$599,214
During the three months ended September 30, 2024, we recognized revenue related to licenses granted to partners in prior periods in the amount of $173.1 million. This amount represents royalties earned in the current period in addition to $18.0 million of variable consideration in the contracts where uncertainties were resolved and the development milestones are expected to be achieved or were achieved. Revenue recognized during the three months ended September 30, 2024 that had been included in accrued expense and other long-term liabilities in our condensed consolidated balance sheets as of December 31, 2023 was not material.
During the nine months ended September 30, 2024, we recognized revenue related to licenses granted to partners in prior periods in the amount of $458.1 million. This amount represents royalties earned in the current period in addition to $57.5 million of variable consideration in the contracts where uncertainties were resolved and the development milestones are expected to be achieved or were achieved. We also recognized revenue of $0.6 million during the nine months ended September 30, 2024 that had been included in accrued expense and other long-term liabilities in our condensed consolidated balance sheets as of December 31, 2023.
Accounts receivable, net, other contract assets and deferred revenues (contract liabilities) from contracts with customers, including partners, consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accounts receivable, net	$273,062	$233,254
Other contract assets	12,681	956
Deferred revenues	9,126	4,048
As of September 30, 2024, the amounts included in the transaction price of our contracts with customers, including collaboration partners, and allocated to goods and services not yet provided were $88.3 million, of which $79.2 million relates to unfulfilled product purchase orders and $9.1 million has been collected and is reported as accrued expense and other long-term liabilities in our condensed consolidated balance sheets. The unfulfilled product purchase orders are estimated to be delivered by the end of 2025. Of the total deferred revenues of $9.1 million, $0.8 million is expected to be used by our customers within the next 12 months.
We recognized contract assets of $12.7 million as of September 30, 2024, which related to development milestones deemed probable of receipt for intellectual property licenses granted to partners in prior periods and for goods or services when control has transferred to the customer, and corresponding revenue is recognized on an over time basis but is not yet billable to the customer in accordance with the terms of the contract.

5.    Certain Balance Sheet Items
Accounts receivable, net and contract assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accounts receivable from product sales to partners	$36,912	$58,588
Accounts receivable from revenues under collaborative agreements	39,603	16,183
Accounts receivable from royalty payments	150,155	118,170
Accounts receivable from other product sales	52,981	47,060
Contract assets	12,681	956
Total accounts receivable and contract assets	292,332	240,957
Allowance for distribution fees and discounts	(6,589)	(6,747)
Total accounts receivable, net and contract assets	$285,743	$234,210
Inventories consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$30,579	$23,646
Work-in-process	14,886	34,025
Finished goods	143,518	69,930
Total inventories	188,983	127,601
Less long-term portion (1)	(57,571)	—
Total inventories, current	$131,412	$127,601
(1) Long-term portion of inventories represents inventory expected to remain on hand beyond one year and therefore is included in prepaid expenses and other assets in the condensed consolidated balance sheets.
Prepaid expenses and other assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid manufacturing expenses	$31,055	$36,850
Other prepaid expenses	18,476	12,902
Long-term inventories	57,571	—
Other assets	16,564	16,677
Total prepaid expenses and other assets	123,666	66,429
Less long-term portion	(80,151)	(17,816)
Total prepaid expenses and other assets, current	$43,515	$48,613
Prepaid manufacturing expenses include raw materials, slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory as materials are used or the contract manufacturing organization services are complete.

Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Research equipment	$8,621	$8,588
Manufacturing equipment	38,762	32,472
Computer and office equipment	9,410	9,722
Leasehold improvements	6,995	6,987
Subtotal	63,788	57,769
Accumulated depreciation and amortization	(23,812)	(19,661)
Subtotal	39,976	38,108
Right of use of assets	34,514	36,836
Total property and equipment, net	$74,490	$74,944
Depreciation and amortization expense was approximately $2.6 million and $2.7 million, inclusive of ROU asset amortization of $1.4 million and $1.4 million for the three months ended September 30, 2024 and 2023, respectively.
Depreciation and amortization expense was approximately $7.6 million and $8.2 million, inclusive of ROU asset amortization of $4.3 million and $4.2 million for the nine months ended September 30, 2024 and 2023, respectively.
Accrued expenses consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation and payroll taxes	$17,441	$17,361
Accrued outsourced manufacturing expenses	11,179	12,361
Taxes payable	3,517	963
Product returns and sales allowance	44,718	41,932
Other accrued expenses	29,213	33,584
Lease liability	30,755	32,197
Total accrued expenses	136,823	138,398
Less long-term portion	(40,406)	(37,720)
Total accrued expenses, current	$96,417	$100,678
Expense associated with the accretion of the lease liabilities was approximately $0.5 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively and $1.7 million and $1.9 million for the nine months ended September 30, 2024 and 2023, respectively. Total lease expense for the three months ended September 30, 2024 and 2023 was $2.0 million and $2.0 million, respectively, and $6.0 million and $6.1 million for the nine months ended September 30, 2024 and 2023, respectively.
Cash paid for amounts related to leases for the three months ended September 30, 2024 and 2023 was $1.6 million and $1.6 million, respectively, and $5.1 million and $5.0 million for the nine months ended September 30, 2024 and 2023, respectively.

6.    Goodwill and Intangible Assets
Goodwill
A summary of the activity impacting goodwill is presented below (in thousands):

Balance as of December 31, 2023	$416,821
Adjustment	—
Balance as of September 30, 2024	$416,821
Intangible Assets
Our acquired intangible assets are amortized using the straight-line method over their estimated useful lives of seven to ten years. The following table shows the cost, accumulated amortization and weighted average useful life in years for our acquired intangible assets as of September 30, 2024 (in thousands).

	Weighted Average Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Auto Injector technology platform	7	$402,000	$135,235	$266,765
XYOSTED proprietary product	10	136,200	32,073	104,127
Total finite-lived intangibles, net		$538,200	$167,308	$370,892
ATRS-1902 (IPR&D)	Indefinite			48,700
Total intangibles, net				$419,592
Estimated future annual amortization of finite-lived intangible assets is shown in the following table (in thousands). Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

Year	Amortization Expense
Remainder of 2024	$17,762
2025	71,049
2026	71,049
2027	71,049
2028	71,049
Thereafter	68,934
Total	$370,892

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
Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2028 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2024, the 2028 Convertible Notes were not convertible.
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
As of September 30, 2024, we were in compliance with all covenants and there was no material adverse change in our business, operations or financial condition.
Capped Call Transactions
In connection with the offering of the 2028 Convertible Notes, we entered into capped call transactions with certain counterparties (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2028 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2028 Convertible Notes. The cap price of the Capped Call Transactions is initially $75.4075 per share of common stock, representing a premium of 75% above the last reported sale price of $43.09 per share of common stock on August 15, 2022, and is subject to certain adjustments under the terms of the Capped Call Transactions. As of September 30, 2024, no capped calls had been exercised.
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
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. As of September 30, 2024, the 2027 Convertible Notes were not convertible.
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
As of September 30, 2024, we were in compliance with all covenants and there was no material adverse change in our business, operations or financial condition.
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

Net Carrying Amounts of our Convertible Notes
The carrying amount and fair value of our Convertible Notes were as follows (in thousands).

	September 30, 2024	December 31, 2023
Principal amount
2027 Convertible Notes	$805,000	$805,000
2028 Convertible Notes	720,000	720,000
Total principal amount	$1,525,000	$1,525,000

Unamortized debt discount
2027 Convertible Notes	$(8,378)	$(10,950)
2028 Convertible Notes	(12,468)	(14,802)
Total unamortized debt discount	$(20,846)	$(25,752)

Carrying amount
2027 Convertible Notes	$796,622	$794,050
2028 Convertible Notes	707,532	705,198
Total carrying amount	$1,504,154	$1,499,248

Fair value based on trading levels (Level 2)
2027 Convertible Notes	$807,721	$695,826
2028 Convertible Notes	853,754	670,522
Total fair value of outstanding notes	$1,661,475	$1,366,348

Remaining amortization per period of debt discount (in years)
2027 Convertible Notes	2.4	3.2
2028 Convertible Notes	3.9	4.6

The following table summarizes the components of interest expense and the effective interest rates for each of our Convertible Notes (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Coupon interest
2024 Convertible Notes	$—	$—	$—	$36
2027 Convertible Notes	503	503	1,509	1,509
2028 Convertible Notes	1,800	1,800	5,400	5,400
Total coupon interest	$2,303	$2,303	$6,909	$6,945

Amortization of debt discount
2024 Convertible Notes	$—	$—	$—	$24
2027 Convertible Notes	859	853	2,572	2,555
2028 Convertible Notes	781	770	2,334	2,301
Total amortization of debt discount	$1,640	$1,623	$4,906	$4,880

Interest expense
2024 Convertible Notes	$—	$—	$—	$60
2027 Convertible Notes	1,362	1,356	4,081	4,064
2028 Convertible Notes	2,581	2,570	7,734	7,701
Total interest expense	$3,943	$3,926	$11,815	$11,825

Effective interest rates
2027 Convertible Notes	0.7%	0.7%	0.7%	0.7%
2028 Convertible Notes	1.5%	1.5%	1.5%	1.5%
Revolving Credit and Term Loan Facilities
In May 2022, we entered into a credit agreement, which was subsequently amended in August 2022 (the “Amendment”), with Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders and L/C Issuers party thereto (the “2022 Credit Agreement”), evidencing a credit facility (the “2022 Facility”) that provides for (i) a $575 million revolving credit facility (the “Revolving Credit Facility”) and (ii) a $250 million term loan facility (the “Term Facility”). Concurrently, with the entry into the Amendment, we repaid the entire outstanding Term Loan Facility and repaid all outstanding loans under the Revolving Credit Facility under the 2022 Credit Agreement. The 2022 Facility will mature on November 30, 2026 unless either the Revolving Credit Facility or the Term Facility is extended prior to such date in accordance with the 2022 Credit Agreement.
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

As of September 30, 2024, the Revolving Credit Facility was undrawn. We incurred a total of $3.6 million in third-party costs related to the 2022 Credit Agreement which are recorded as debt issuance cost within prepaid expenses and other assets in our condensed consolidated balance sheets. As of September 30, 2024, the unamortized debt issuance cost related to the revolving credit facility was $1.7 million.

8.    Share-based Compensation
The following table summarized share-based compensation expense included in our condensed consolidated statements of income related to share-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$3,598	$3,159	$9,511	$9,931
Selling, general and administrative	8,980	6,208	22,412	17,025
Total share-based compensation expense	$12,578	$9,367	$31,923	$26,956
Share-based compensation expense by type of share-based award was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$3,922	$4,290	$12,115	$11,935
RSUs, PSUs and ESPP	8,656	5,077	19,808	15,021
Total share-based compensation expense	$12,578	$9,367	$31,923	$26,956
We granted stock options to purchase approximately 0.6 million and 1.8 million shares of common stock during the nine months ended September 30, 2024 and 2023, respectively. The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes Model”). Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments. The assumptions used in the Black-Scholes Model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected volatility	40.35 - 40.46%	40.70 - 40.82%	40.01 - 40.46%	39.68 - 40.82%
Average expected term (in years)	4.8	4.9	5.0	4.8
Risk-free interest rate	3.65 - 4.44%	4.19 - 4.29%	3.65 - 4.70%	3.37 - 4.29%
Expected dividend yield	—	—	—	—
In February 2021, our Board of Directors approved our 2021 ESPP and our stockholders approved the plan in May 2021. The ESPP enables eligible employees to purchase shares of our common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Share purchases are funded through payroll deduction of at least 1% and up to 15% of an employee’s compensation for each payroll period, and no employee may purchase shares under the ESPP that exceeds $25,000 worth of our common stock for a calendar year. As of September 30, 2024, 2,579,790 shares were available for future purchase. The offering period is generally for a six-month period and the first offering period commenced on June 16, 2021. Offering periods shall commence on or about the sixteenth day of June and December of each year and end on or about the fifteenth day of the next December and June, respectively, occurring thereafter. During the nine months ended September 30, 2024, 24,432 shares were issued pursuant to the ESPP.

Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized was as follows (in thousands, unless otherwise noted):

	September 30, 2024
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (in years)
Stock options	$31,097	2.38
RSUs	45,008	2.71
PSUs	17,608	1.80
ESPP	112	0.18

9.    Stockholders’ Equity
During the nine months ended September 30, 2024 and 2023, we issued an aggregate of 1,107,442 and 455,702 shares of common stock, respectively, in connection with the exercises of stock options at a weighted average exercise price of $27.03 and $18.10 per share, respectively, for net proceeds of approximately $29.9 million and $8.2 million, respectively. For the nine months ended September 30, 2024 and 2023, we issued 347,502 and 328,115 shares of common stock, respectively, upon vesting of certain RSUs and PSUs for which the RSU and PSU holders surrendered 88,825 and 70,733 RSUs and PSUs, respectively. Stock options and unvested restricted units totaling approximately 7.4 million and 7.8 million shares of our common stock were outstanding as of September 30, 2024 and December 31, 2023, respectively.
Share Repurchases
In December 2021, the Board of Directors authorized a second capital return program to repurchase up to $750.0 million of outstanding stock over a three-year period which we completed in June 2024. A total of 19.1 million shares were repurchased over the three-year period at an average price per share of $39.31. All shares repurchased under our capital return programs have been retired and have resumed their status of authorized and unissued shares.
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
A reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net income	$137,011	$81,837	$307,079	$196,206
Denominator
Weighted average common shares outstanding for basic earnings per share	126,850	131,965	126,969	132,896
Dilutive potential common stock outstanding
Stock options	2,174	1,830	1,844	1,882
RSUs, PSUs and ESPP	817	288	615	378
Convertible Notes	293	—	98	77
Weighted average common shares outstanding for diluted earnings per share	130,134	134,083	129,526	135,233
Earnings per share
Basic	$1.08	$0.62	$2.42	$1.48
Diluted	$1.05	$0.61	$2.37	$1.45
Shares which have been excluded from the calculation of diluted earnings per common share because their effect was anti-dilutive include the following (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Anti-dilutive securities (1)	24.0	27.4	26.1	27.6
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
We have commercialized auto-injector products with Teva Pharmaceutical Industries, Ltd. (“Teva”) and Otter Pharmaceuticals, LLC (“Otter”). We have development programs including auto-injectors with Idorsia Pharmaceuticals Ltd. (“Idorsia”).
Our commercial portfolio of proprietary products includes Hylenex®, utilizing rHuPH20, and our specialty product XYOSTED®, utilizing our auto-injector technology.

Our third quarter of 2024 and recent key events are as follows:
Partners
•In October 2024, argenx initiated two studies evaluating VYVGART Hytrulo with ENHANZE, a Phase 3 study for adult patients with ocular myasthenia gravis (“oMG”) and a Phase 2 study for kidney transplant recipients with antibody mediated rejection (“AMR”).
•In October 2024, Janssen announced the European Commission (“EC”) approved DARZALEX SC for the treatment of patients newly diagnosed with multiple myeloma (“NDMM”) who are eligible for autologous stem cell transplant (“ASCT”) in combination with bortezomib, lenalidomide, and dexamethasone (“D-VRd”).
•In September 2024, argenx expanded its global collaboration and license agreement nominating four additional targets that provides them exclusive access to our ENHANZE drug delivery technology for a total of six targets. Under the terms of the expanded exclusive agreement, we received upfront payments of $7.5 million per target nomination for a total of $30.0 million. argenx is obligated to make future milestone payments of up to $85.0 million per new nominated target, subject to achievements of specified development, regulatory and sales-based milestones. We are also entitled to receive royalties on net sales of commercialized products with our ENHANZE technology.
•In September 2024, ViiV expanded its global collaboration and license agreement providing ViiV the ability to exclusively access our ENHANZE drug delivery technology for one additional undisclosed target.
•In September 2024, Roche announced the U.S. Food and Drug Administration (“FDA”) approved OCREVUS ZUNOVO with ENHANZE as a twice a year ten-minute SC injection for the treatment of relapsing multiple sclerosis (“RMS”) and primary progressive multiple sclerosis (“PPMS”).
•In September 2024, Roche announced the FDA approved TECENTRIQ HYBREZA with ENHANZE for all approved adult indications of IV TECENTRIQ and was made available to patients, resulting in a $12.0 million milestone payment.
•In September 2024, Janssen announced the submission of a supplemental Biologic License Application (“sBLA”) to the FDA for approval of a new indication of DARZALEX FASPRO in combination with D-VRd for the treatment of adult patients with NDMM for whom ASCT is deferred or who are ineligible for ASCT.
•In August 2024, the FDA designated Janssen’s Biologics License Application (“BLA”) priority review status for amivantamab SC in combination with LAZCLUZE for currently approved or submitted indication of IV in certain patients with NSCLC.
•In August 2024, Takeda submitted a New Drug Application (“NDA”) in Japan seeking approval for TAK-771 with ENHANZE for treatment of chronic inflammatory demyelinating polyneuropathy (“CIDP”)/Multifocal Motor Neuropathy (“MMN”).
•In July 2024, Janssen announced the FDA approved DARZALEX FASPRO for an additional indication in NDMM patients who are eligible for ASCT in combination with D-VRd.
•In July 2024, argenx announced the National Medical Products Administration (“NMPA”) approved the BLA of efgartigimod SC for generalized myasthenia gravis (“gMG”) in China.
•In July 2024, Acumen initiated a Phase 1 study of sabirnetug (“ACU193”) co-formulated with ENHANZE for the treatment of early Alzheimer’s disease.

Product and Product Candidates
The following table summarizes our marketed proprietary products and product candidates under development and our marketed partnered products and product candidates under development with our partners:

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	INDICATION	PHASE 1 / PHASE 2 / PHASE 3 / FILED / APPROVED
PROPRIETARY APPROVED PRODUCTS			
HYLENEX® recombinant (hyaluronidase human injection)	Various	Adjuvant for subcutaneous fluid delivery for dispersion & absorption of other injected drugs	Approved in the U.S.
XYOSTED®(testosterone enanthate) injection (CIII)	Urology	Testosterone Replacement Therapy (TRT)	Approved in the U.S.
ENHANZE® PARTNER APPROVED PRODUCTS			
Roche Herceptin® SC (trastuzumab) (OUS) Herceptin Hylecta™ (trastuzumab and hyaluronidase-oysk) (U.S.)	Oncology	Breast Cancer	Approved in the U.S., EU, China and other countries outside the U.S. (OUS)
Phesgo®(pertuzumab/trastuzumab/hyaluronidase-zzfx) (OUS) and (pertuzumab/trastuzumab)(EU)	Oncology	Breast Cancer	Approved in the U.S., EU, OUS and Japan Submitted in China
MabThera® SC (rituximab) (OUS) RITUXAN HYCELA™ (rituximab/hyaluronidase human) (U.S.)	Oncology	Multiple Blood Cancers	Approved for NHL in EU and OUS Approved for CLL in EU and OUS Approved for DLBCL, CLL and FL in the U.S. Approved for DLBCL in China
Tecentriq® SC (atezolizumab) (EU/GB) Tecentriq Hybreza™ (atezolizumab) (U.S.)	Oncology	Certain Types of Lung, Liver, Skin, and Soft Tissue Cancer	Approved in the U.S., EU and the U.K.
OCREVUS® SC (Ocrelizumab) (EU/GB) OCREVUS ZUNOVO™ (Ocrelizumab) (U.S.)	Neurology	Multiple Sclerosis	Approved in the U.S., EU and the U.K.
Takeda HYQVIA® [Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase]	Immunology	Primary Immunodeficiency, Secondary Immunodeficiencies in EU	Approved for adults and children in the U.S., EU and OUS Submitted in Japan
		Chronic inflammatory Demyelinating Polyneuropathy (CIDP)	Approved in the U.S. and EU Submitted in Japan
Janssen DARZALEX FASPRO® (daratumumab hyaluronidase human-fihj) (U.S./China) DARZQURO® (daratumumab)(Japan) DARZALEX SC® (daratumumab) (OUS)	Oncology Hematology	Multiple Myeloma AL Amyloidosis	Approved for MM in the U.S., EU, Japan and OUS Approved for AL Amyloidosis in the U.S., EU, Japan and China
argenx VYVGART® Hytrulo (efgartigimod alfa and hyaluronidase-qvfc) (U.S.) VYVGART® SC (efgartigimod alfa and hyaluronidase-qvfc) (EU/China) VYVDURA® (efgartigimod alfa and hyaluronidase-qvfc) (Japan)	Autoimmunity	Generalized Myasthenia Gravis (gMG)	Approved in the U.S., EU, Japan and China
VYVGART® Hytrulo (efgartigimod alfa and hyaluronidase-qvfc) (U.S.)	Autoimmunity	Chronic inflammatory Demyelinating Polyneuropathy (CIDP)	Approved in the U.S. Submitted in EU, Japan and China
DEVICE PARTNER APPROVED PRODUCTS			
Teva Epinephrine Injection USP(generic equivalent to EpiPen® and EpiPen® Jr.)	Allergy and Immunology	Anaphylaxis	Approved in the U.S.
Teriparatide Injection(generic version of Forsteo®) (EU) Teriparatide Injection(generic version of Forteo®) (US)	Endocrinology	Osteoporosis	Approved in the U.S. and EU
Otter OTREXUP® (methotrexate) injection	Rheumatology	Rheumatoid Arthritis; pJIA, Psoriasis	Approved in the U.S.

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

In June 2014, Roche launched MabThera® SC in Europe for the treatment of patients with common forms of non-Hodgkin lymphoma (“NHL”), followed by launches in additional countries. This formulation utilizes our ENHANZE technology and is administered in approximately five minutes compared to the approximate one and a half to four hour IV infusion. In May 2016, Roche announced that the EMA approved MabThera SC to treat patients with chronic lymphocytic leukemia (“CLL”). In June 2017, the FDA-approved Genentech’s RITUXAN HYCELA®, a combination of rituximab using ENHANZE technology (approved and marketed under the MabThera SC brand in countries outside the U.S. and Canada), for CLL and two types of NHL, follicular lymphoma and diffuse large B-cell lymphoma (“DLBCL”). In March 2018, Health Canada approved a combination of rituximab and ENHANZE (approved and marketed under the brand name RITUXAN® SC) for patients with CLL. In April 2024, Roche’s MabThera SC was approved by the China NMPA to treat DLBCL.
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
In August 2023, Roche announced the approval of TECENTRIQ SC with ENHANZE by the Medicines and Healthcare products Regulatory Agency (“MHRA”) in the United Kingdom. In January 2024, Roche received EC marketing authorization for TECENTRIQ SC. In September 2024, Roche announced the FDA approved TECENTRIQ HYBREZA with ENHANZE. TECENTRIQ SC enables SC delivery in approximately seven minutes, compared with 30-60 minutes for IV infusion, and is approved for all adult indications of TECENTRIQ IV.
In June 2024, Roche announced the EC granted marketing authorization in the European Union (“EU”) for OCREVUS SC as a twice a year ten-minute SC injection for patients with relapsing forms of multiple sclerosis (“MS”) or RMS or PMS. In July 2024, Roche announced the MHRA approved OCREVUS SC in the United Kingdom. In September 2024, Roche announced the FDA approved OCREVUS ZUNOVO with ENHANZE.
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

In April 2023, Takeda announced the FDA approved the sBLA to expand the use of HYQVIA to treat primary immunodeficiency in children. In February 2024, Takeda submitted a NDA in Japan seeking approval for TAK-771, subcutaneous 10% human immunoglobulin with ENHANZE, for treatment of primary immunodeficiency. In June 2024, Takeda announced Health Canada approved HYQVIA as replacement therapy for primary humoral immunodeficiency and secondary humoral immunodeficiency in pediatric patients two years of age and older. In August 2024, Takeda submitted a NDA in Japan seeking approval for TAK-771 with ENHANZE for treatment of CIDP/MMN.
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
In May 2020, Janssen launched the commercial sale of DARZALEX FASPRO® (DARZALEX utilizing ENHANZE technology) in four regimens across five indications in multiple myeloma patients, including newly diagnosed, transplant-ineligible patients as well as relapsed or refractory patients. As a fixed-dose formulation, DARZALEX FASPRO can be administered over three to five minutes, significantly less time than DARZALEX IV which requires multi-hour infusions. In June 2020, we announced that Janssen received European marketing authorization and launched the commercial sale of DARZALEX SC utilizing ENHANZE in the EU. Subsequent to these approvals, Janssen received several additional regulatory approvals for additional indications and patient populations in the U.S., EU, Japan and China. Beginning with the U.S., Janssen has marketing authorization for DARZALEX FASPRO in combination with bortezomib, thalidomide, and dexamethasone in NDMM patients who are eligible for autologous stem cell transplant, in combination with bortezomib, cyclophosphamide and dexamethasone (“D-VCd”) for the treatment of adult patients with newly diagnosed AL amyloidosis, in combination with pomalidomide and dexamethasone (“D-Pd”) for patients with multiple myeloma after first or subsequent relapse, and in combination with Kyprolis® (carfilzomib) and dexamethasone for patients with relapsed or refractory multiple myeloma who have received one to three prior lines of therapy. In the EU, Janssen has marketing authorization for DARZALEX SC in combination with D-VCd in newly diagnosed adult patients with AL amyloidosis and in combination with D-Pd in adult patients with relapsed or refractory multiple myeloma. In Japan, Janssen has marketing authorization for the SC formulation of DARZALEX (known as DARZQURO) for the treatment of multiple myeloma and systemic AL amyloidosis. In China, Janssen has marketing authorization for DARZALEX SC for the treatment of primary light chain amyloidosis, in combination with D-VCd in newly diagnosed patients. In July 2024, Janssen announced the FDA approved DARZALEX FASPRO in combination with D-VRd for induction and consolidation treatment and with lenalidomide (“D-R”) for maintenance treatment of adult patients who are NDMM and are eligible for autologous stem cell transplant (“ASCT”) with approval also received by the EC in October 2024. In September 2024, Janssen announced the submission of a sBLA to the FDA for approval of a new indication of DARZALEX FASPRO in combination with D-VRd for the treatment of adult patients with NDMM for whom ASCT is deferred or who are ineligible for ASCT.
In December 2019, Janssen elected epidermal growth factor receptor (“EGFR”) and mesenchymal-epithelial transition factor (“cMET”) as a bispecific antibody (amivantamab) target on an exclusive basis, which is being studied in solid tumors. In September 2022, following a Phase 1 study, Janssen initiated a Phase 3 study of lazertinib and amivantamab with ENHANZE in patients with EGFR-mutated advanced or metastatic non-small cell lung cancer (PALOMA-3). In November 2022, Janssen initiated a Phase 2 study of amivantamab with ENHANZE in multiple regimens in patients with advanced or metastatic solid tumors including EGFR-mutated non-small cell lung cancer (PALOMA-2). In May 2024, Janssen announced positive data from the Phase 3 PALOMA-3 study which supported the submission of a marketing authorization application to the EMA for SC formulation of RYBREVANT (amivantamab) with ENHANZE for the treatment of patients with EGFR-mutated non-small cell lung cancer (“NSCLC”). In June 2024, Janssen announced the submission of a BLA to the FDA for amivantamab SC co-formulated with ENHANZE also for patients with EGFR-mutated NSCLC. The administration time for SC amivantamab was reduced to approximately five minutes from five hours for the first IV amivantamab infusion (across two days) and showed a five-fold reduction in infusion-related reactions. SC amivantamab also demonstrated longer overall survival, progression-free survival and duration of response. In August 2024, the FDA designated Janssen’s BLA priority review status for amivantamab SC in combination with LAZCLUZE for currently approved or submitted indication of IV in certain patients with NSCLC.

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
BMS Collaboration
In September 2017, we and BMS entered into a collaboration and license agreement, which became effective in November 2017, under which BMS had the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with BMS products directed at up to eleven targets. Targets may be selected on an exclusive basis or non-exclusive basis. BMS has designated multiple immuno-oncology targets including programmed death 1 (“PD-1”) and has an option to select three additional targets by September 2026. In October 2019, BMS initiated a Phase 1 study of relatlimab, an anti-LAG-3 antibody, in combination with nivolumab using ENHANZE technology. In May 2021, BMS initiated a Phase 3 of nivolumab using ENHANZE technology for patients with advanced or metastatic clear cell renal cell carcinoma (CheckMate-67T), leveraging data and insights from Phase 1/2 CA209-8KX study in patients with solid tumors. In October 2023, BMS reported positive top-line data from the Phase 3 CheckMate-67T trial evaluating a SC formulation of Opdivo (nivolumab) with ENHANZE in patients with advanced or metastatic clear cell renal cell carcinoma (“ccRCC”) who have received prior systemic therapy. The study met its co-primary PK endpoints and a key secondary endpoint. In May 2024, BMS announced that the FDA accepted its BLA for the subcutaneous formulation of Opdivo (nivolumab) co-formulated with ENHANZE and assigned a PDUFA goal date of February 28, 2025. In May 2024, BMS announced the FDA assigned an updated PDUFA goal date of December 29, 2024 for the subcutaneous formulation of Opdivo (nivolumab) co-formulated with ENHANZE. In June 2024, BMS announced the EMA validated its Extension Application for the subcutaneous formulation of Opdivo (nivolumab) co-formulated with ENHANZE.
In March 2023, BMS initiated a Phase 3 trial to demonstrate the drug exposure levels of nivolumab and relatlimab fixed-dose combination with ENHANZE is not inferior to IV administration in participants with previously untreated metastatic or unresectable melanoma (RELATIVITY-127).
argenx Collaboration
In February 2019, we and argenx entered into an agreement for the right to develop and commercialize one exclusive target, the human neonatal Fc receptor FcRn, which includes argenx’s lead asset efgartigimod (ARGX-113), and an option to select two additional targets using ENHANZE technology. In May 2019, argenx nominated a second target to be studied using ENHANZE technology, a human complement factor C2 associated with the product candidate ARGX-117, which is being developed to treat severe autoimmune diseases in MMN. In October 2020, we and argenx entered into an agreement to expand the collaboration relationship, adding three targets for a total of up to six targets under the collaboration. In September 2024, argenx nominated four additional targets under its global collaboration and license agreement that provides them with exclusive access to our ENHANZE drug delivery technology for these targets, for a total of six targets.
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
In July 2023, argenx reported positive data from the ADHERE study evaluating VYVGART® Hytrulo with ENHANZE in adults with CIDP. In June 2024, argenx announced the FDA approved VYVGART Hytrulo with ENHANZE for the treatment of CIDP. In the second quarter of 2024, argenx completed the regulatory submissions of VYVGART SC for CIDP for regulatory approval in Japan, Europe, and China. Submission to Canadian Health Authorities for regulatory approval is expected in 2024. In September 2023, Zai Lab limited (argenx commercial partner for China) announced the Center for Drug Evaluation (“CDE”) of the NMPA granted Breakthrough Therapy Designation for efgartigimod SC for the treatment of patients with CIDP.

argenx is currently conducting the following studies with the goal of expanding approved indications for efgartigimod with ENHANZE: Phase 2/3 (ALKIVIA) study in active idiopathic inflammatory myopathy (Myositis), two registrational studies in thyroid eye disease (“TED”), Phase 2 (Shamrock) study for kidney transplant recipients with AMR and Phase 3 (ADAPT oculus) study for adult patients with oMG. Evaluation is ongoing to determine the path forward in BALLAD study evaluating efgartigimod in bullous pemphigoid (“BP”) with an update expected in 2024.
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
In September 2024, we and ViiV expanded the existing global collaboration and license agreement, providing ViiV exclusive access to our ENHANZE drug delivery technology for one additional undisclosed target.
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

Results of Operations
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Royalties – Royalties were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	September 30,
	2024	2023	Dollar	Percentage
Royalties	$155,061	$114,433	$40,628	36%
The increase in royalties was primarily driven by continued sales uptake of DARZALEX SC by Janssen and Phesgo by Roche in all geographies, and the prior year launch of VYVGART Hytrulo by argenx. We expect royalty revenue to further grow as a result of anticipated increasing partner product sales of DARZALEX SC and Phesgo, and sales of recently launched ENHANZE partner products, VYVGART Hytrulo, TECENTRIQ SC and OCREVUS SC. We expect modest price erosion to continue on earlier launched ENHANZE partner products, Herceptin and MabThera.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	September 30,
	2024	2023	Dollar	Percentage
Proprietary product sales	$39,925	$31,511	$8,414	27%
Bulk rHuPH20 sales	31,493	37,001	(5,508)	(15)%
Device partnered product sales	15,241	18,057	(2,816)	(16)%
Total product sales, net	$86,659	$86,569	$90	—%
Product sales, net were flat primarily due to contributions from our proprietary products, offset by lower sales of device partner products and bulk rHuPH20 driven by the timing of partner demand. We expect sales of our proprietary products will continue to grow in future years as we continue to gain market share in the TRT market. We expect product sales of bulk rHuPH20 and device partnered products to fluctuate in future periods based on the needs of our partners.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	September 30,
	2024	2023	Dollar	Percentage
Upfront license fees, license fees for the election of additional targets, event-based payments, license maintenance fees and amortization of deferred upfront and other license fees:
Upfront license and target nomination fees	$27,000	$—	$27,000	100%
Event-based development milestones and regulatory milestones and other fees	18,000	13,000	5,000	38%
Device licensing and development revenue	3,364	2,031	1,333	66%
Total revenues under collaborative agreements	$48,364	$15,031	$33,333	222%
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

Operating expenses – Operating expenses were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	September 30,
	2024	2023	Dollar	Percentage
Cost of sales	$49,426	$54,823	$(5,397)	(10)%
Amortization of intangibles	17,762	20,341	(2,579)	(13)%
Research and development	18,458	17,321	1,137	7%
Selling, general and administrative	41,241	35,269	5,972	17%
Cost of Sales – Cost of sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of our proprietary products, device partnered products and bulk rHuPH20. The decrease in cost of sales was primarily due to lower device and bulk rHuPH20 sales.
Amortization of intangibles – Amortization of intangibles consists primarily of expense associated with the amortization of acquired device technologies and product rights. The decrease in amortization of intangibles expense was primarily due to an impairment charge of $2.5 million recognized in the prior year to fully impair the TLANDO product rights intangible asset.
Research and Development – Research and development expenses consist of external costs, salaries and benefits and allocation of facilities and other overhead expenses related to research manufacturing, preclinical and regulatory activities related to our collaborations, and our development platforms. The modest increase in research and development expense was primarily due to increased compensation expense.
Selling, General and Administrative – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related costs for personnel in executive, selling and administrative functions as well as professional fees for legal and accounting, business development, commercial operations support for proprietary products and alliance management and marketing support for our collaborations. The increase in SG&A expense was primarily due to increased compensation expense and consulting and professional service fees.
Investment and other income, net – investment and other income, net was as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	September 30,
	2024	2023	Dollar	Percentage
Investment and other income, net	$6,474	$4,786	$1,688	35%
Investment and other income, net consists primarily of interest income on our cash, cash-equivalent and marketable securities. The increase in investment and other income, net was primarily due to an increase in the average invested balance.
Interest Expense – Interest expense was as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	September 30,
	2024	2023	Dollar	Percentage
Interest expense	$4,524	$4,505	$19	—%
Interest expense consists primarily of costs related to our convertible notes and revolving credit facility. Interest expense was flat year over year.
Income Tax Expense – Income tax expense was as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	September 30,
	2024	2023	Dollar	Percentage
Income tax expense	$28,136	$19,923	$8,213	41%
The increase in income tax expense was primarily due to higher income before income tax expense, partially offset by an increase in tax benefits mainly related to a share-based compensation windfall and a Foreign Derived Intangible Income (“FDII”) deduction recognized in the current period. Our annual effective tax rate is estimated to be approximately 19% for 2024, which differs from the U.S. federal statutory rate primarily due to a decrease from a share-based compensation windfall tax benefit, FDII deduction, and research and development credit generation, partially offset by state income tax and Section 162(m) disallowance.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Royalties – Royalties were as follows (in thousands):

	Nine Months Ended		Increase / (Decrease)
	September 30,
	2024	2023	Dollar	Percentage
Royalties	$400,572	$325,813	$74,759	23%
The increase in royalties was primarily driven by continued sales uptake of DARZALEX SC by Janssen and Phesgo by Roche in all geographies, and the prior year launch of Vyvgart Hytrulo by argenx.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Nine Months Ended		Increase / (Decrease)
	September 30,
	2024	2023	Dollar	Percentage
Sales of proprietary products	$119,319	$91,765	$27,554	30%
Sales of bulk rHuPH20	66,637	86,203	(19,566)	(23)%
Sales of device partnered product	38,172	43,284	(5,112)	(12)%
Total product sales, net	$224,128	$221,252	$2,876	1%
The increase in product sales, net was primarily due to contributions from our proprietary products, partially offset by lower sales of bulk rHuPH20 and device partnered products driven by the timing of partner demand.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Nine Months Ended		Increase / (Decrease)
	September 30,
	2024	2023	Dollar	Percentage
Upfront license fees, license fees for the election of additional targets, event-based payments, license maintenance fees and amortization of deferred upfront and other license fees:
Upfront license and target nomination fees	$27,000	$—	$27,000	100%
Event-based development milestones and regulatory milestones and other fees	57,500	46,000	11,500	25%
Device licensing and development revenue	8,116	6,149	1,967	32%
Total revenues under collaborative agreements	$92,616	$52,149	$40,467	78%
The increase in revenues under collaborative agreements was primarily due to the timing of milestones achieved.
Operating expenses - Operating expenses were as follows (in thousands):

	Nine Months Ended		Increase / (Decrease)
	September 30,
	2024	2023	Dollar	Percentage
Cost of sales	$117,362	$140,063	$(22,701)	(16)%
Amortization of intangibles	53,287	56,011	(2,724)	(5)%
Research and development	58,607	55,027	3,580	7%
Selling, general and administrative	112,086	111,574	512	—%
Cost of Sales – The decrease in cost of sales was primarily due to lower bulk rHuPH20 and device sales, partially offset by higher proprietary product sales.
Amortization of intangibles – The decrease in amortization of intangibles expense was primarily due to an impairment charge of $2.5 million recognized in the prior year to fully impair the TLANDO product rights intangible asset.
Research and Development – The increase in research and development expense was primarily due to planned investments in ENHANZE related to the development of our new high-yield rHuPH20 manufacturing processes.
Selling, General and Administrative – The increase in SG&A expense was primarily due to increased compensation expense and consulting and professional service fees, partially offset by planned reductions in commercial marketing expense.

Investment and other income, net - Investment and other income, net was as follows (in thousands):

	Nine Months Ended		Increase / (Decrease)
	September 30,
	2024	2023	Dollar	Percentage
Investment and other income, net	$16,499	$10,957	$5,542	51%
The increase in investment and other income, net was primarily due to an increase in the average invested balance.
Interest Expense – Interest expense was as follows (in thousands):

	Nine Months Ended		Increase / (Decrease)
	September 30,
	2024	2023	Dollar	Percentage
Interest expense	$13,555	$13,542	$13	—%
Interest expense was flat year over year.
Income Tax Expense – Income tax expense was as follows (in thousands):

	Nine Months Ended		Increase / (Decrease)
	September 30,
	2024	2023	Dollar	Percentage
Income tax expense	$71,839	$50,948	$20,891	41%
The increase in income tax expense was primarily due to higher income before income tax expense, partially offset by an increase in tax benefits mainly related to with a share-based compensation windfall and a FDII deduction recognized during the current period.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $666.3 million. We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborative agreements and cash that we may raise through future transactions. We may raise cash through any one of the following financing vehicles: (i) new collaborative agreements; (ii) expansions or revisions to existing collaborative relationships; (iii) private financings; (iv) other equity or debt financings; (v) monetizing assets; and/or (vi) the public offering of securities.
We may, in the future, draw on our existing line of credit or offer and sell additional equity, debt securities and warrants to purchase any of such securities, either individually or in units to raise capital for additional working capital, capital expenditures, share repurchases, acquisitions or for other general corporate purposes.
Cash Flows

	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
Net cash provided by operating activities	$300,597	$286,217	$14,380
Net cash used in investing activities	(292,203)	(88,618)	(203,585)
Net cash provided by (used in) financing activities	27,554	(158,067)	185,621
Net increase in cash, cash equivalents and restricted cash	$35,948	$39,532	$(3,584)
Operating Activities
The increase in net cash provided by operations was primarily due to an increase in revenue, partially offset by higher working capital spend.
Investing Activities
The increase in net cash used in investing activities was primarily due to an increase in net purchases of marketable securities, partially offset by a decrease in capital spend for property and equipment.
Financing Activities
The decrease in net cash used in financing activities was primarily due to the repurchase of $150.1 million in common stock in the prior year and $13.5 million in cash paid on the conversion of our 2024 Convertible Notes in the prior year, partially offset by an increase in net proceeds from the issuance of common stock under our equity incentive plan.
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
Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2028 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2024, the 2028 Convertible Notes were not convertible.
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
Capped Call Transactions
In connection with the offering of the 2028 Convertible Notes, we entered into capped call transactions with certain counterparties (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2028 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2028 Convertible Notes. The cap price of the Capped Call Transactions is initially $75.4075 per share of common stock, representing a premium of 75% above the last reported sale price of $43.09 per share of common stock on August 15, 2022, and is subject to certain adjustments under the terms of the Capped Call Transactions. As of September 30, 2024, no capped calls had been exercised.
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
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. As of September 30, 2024, the 2027 Convertible Notes were not convertible.
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
Revolving Credit and Term Loan Facilities
In May 2022, we entered into a credit agreement, which was subsequently amended in August 2022 (the “Amendment”), with Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders and L/C Issuers party thereto (the “2022 Credit Agreement”), evidencing a credit facility (the “2022 Facility”) that provides for (i) a $575 million revolving credit facility (the “Revolving Credit Facility”) and (ii) a $250 million term loan facility (the “Term Facility”). Concurrently, with the entry into the Amendment, we repaid the entire outstanding Term Loan Facility and repaid all outstanding loans under the Revolving Credit Facility under the 2022 Credit Agreement. The 2022 Facility will mature on November 30, 2026 unless either the Revolving Credit Facility or the Term Facility is extended prior to such date in accordance with the 2022 Credit Agreement.
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
As of September 30, 2024, the revolving credit facility was undrawn.
Additional Capital Requirements
Our expected working capital and other capital requirements are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023. As of September 30, 2024, there have been no material changes to our expected working capital and other capital requirements described in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Our significant accounting policies are described in Part II, Item 8, Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. The accounting policies and estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to our critical accounting policies or estimates during the nine months ended September 30, 2024.
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of our condensed consolidated financial statements for a discussion of recent accounting pronouncements and their effect, if any.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risks during the quarter ended September 30, 2024.
As of September 30, 2024, our cash equivalents and marketable securities consisted of investments in money market funds, asset-backed securities, U.S. Treasury securities, corporate debt securities, agency bonds and commercial paper. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security may decline. Based on our current investment portfolio as of September 30, 2024, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
In December 2021, the Board of Directors authorized a capital return program to repurchase up to $750.0 million of outstanding stock over a three-year period which we completed in June 2024.
In February 2024, our Board of Directors authorized a new capital return program to repurchase up to $750.0 million of our outstanding common stock. There were no share repurchases made during the third quarter of 2024.
Item 3.Defaults Upon Senior Securities
Not applicable.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the three months ended September 30, 2024, the following director and officer each adopted a Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K) as noted in the table below.

			Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares To Be Sold	Expiration Date
Jeffrey W. Henderson	Adoption	9/17/2024	X		25,000	The earlier of 04/30/2025 or date all shares are sold
Director (Board Chair)
Michael J. LaBarre	Adoption	9/18/2024	X		40,000	The earlier of 08/27/2025 or date all shares are sold
Senior Vice President and Chief Technical Officer
*    Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
**    Non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K under the Exchange Act.

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

Halozyme Therapeutics, Inc. (Registrant)

Dated:	October 31, 2024	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	October 31, 2024	/s/ Nicole LaBrosse
Nicole LaBrosse Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)