Form 10-K
period 2024-12-31
HALOZYME THERAPEUTICS, INC.
filed 2025-02-18
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act:
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes        ☒    No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024 was approximately $4.9 billion, based on the closing price on the NASDAQ Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares (in thousands) of the registrant’s common stock, par value $0.001 per share, was 123,153 as of February 11, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•Future strategic corporate transactions could disrupt our business and impact our financial condition.

•Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

Risks Related To Ownership of Our Common Stock
•The market price of our common stock is subject to significant volatility.
•Future transactions where we raise capital may negatively affect our stock price.
•Anti-takeover provisions in our charter documents, convertible note indentures and Delaware law may make an acquisition of us more difficult.

Risks Related to Our Industry
•Compliance with extensive government regulations for our and our partnered products is expensive and time consuming and may result in delay or cancellation of our or our partnered product sales, introductions or modifications.
•Because some of our and our partnered products and product candidates are considered to be drug/device combination products, the regulatory approval and post-approval requirements can be more complex.
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
•Off-label promotion or marketing of products inconsistent with U.S. Food and Drug Administration (“FDA”) requirements could result in significant liability.
•Compliance with regulatory requirements related to controlled substances will require additional time and expenses and may subject us to additional penalties for noncompliance, which could inhibit successful commercialization.
•Changes in intellectual property laws such as recent changes in the legal standards that govern the patentability and scope of biotechnology patents may adversely impact our business because we may lose the ability to obtain patent protection or enforce our intellectual property rights against competitors.
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
•Violence, physical attacks or threats of violence directed toward company facilities or key company personnel may disrupt company operations and undermine investor confidence.

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
References to “Halozyme,” “the Company,” “we,” “our,” “ours,” and “us” refer to Halozyme Therapeutics, Inc., its wholly owned subsidiaries, Halozyme, Inc., Antares Pharma Inc., and Antares Pharma Inc.’s wholly-owned subsidiaries, Antares Pharma IPL AG and Antares Pharma AG. References to “Notes” refer to the notes to the consolidated financial statements included herein (refer to Item 8 of Part II of this Annual Report on Form 10-K).

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
Our ENHANZE partners’ approved products and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 works by breaking down hyaluronan, a naturally occurring carbohydrate that is a major component of the extracellular matrix of the SC space. This temporarily reduces the barrier to bulk fluid flow allowing for improved and more rapid SC delivery of high dose, high volume injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as ENHANZE. We license our ENHANZE technology to form collaborations with biopharmaceutical companies that develop and/or market drugs requiring or benefiting from injection via the SC route of administration. In the development of proprietary intravenous (“IV”) drugs combined with our ENHANZE technology, data have been generated supporting the potential for ENHANZE to reduce patient treatment burden, as a result of shorter duration of SC administration with ENHANZE compared to IV administration. ENHANZE may enable fixed-dose SC dosing compared to weight-based dosing typically required for IV administration, extend the dosing interval for drugs that are already administered subcutaneously and potentially allow for lower rates of infusion-related reactions. ENHANZE may enable more flexible treatment options such as home administration by a healthcare professional or potentially the patient or caregiver. Lastly, certain proprietary drugs co-formulated with ENHANZE have been granted additional exclusivity, extending the patent life of the product beyond the patent expiry of the proprietary IV drug.
We currently have ENHANZE collaborations and licensing agreements with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Takeda Pharmaceuticals International AG and Baxalta US Inc. (“Takeda”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol Myers Squibb Company (“BMS”), argenx BVBA (“argenx”), ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”), Chugai Pharmaceutical Co., Ltd. (“Chugai”) and Acumen Pharmaceuticals, Inc. (“Acumen”). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales-based milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently earn royalties from the sales of nine commercial products including sales of five commercial products from the Roche collaboration and one commercial product from each of the Takeda, Janssen, argenx and BMS collaborations.
We have commercialized auto-injector products with Teva Pharmaceutical Industries, Ltd. (“Teva”) and Otter Pharmaceuticals, LLC (“Otter”). We have development programs including our auto-injectors with Idorsia Pharmaceuticals Ltd. (“Idorsia”).
Our commercial portfolio of proprietary products includes Hylenex®, utilizing rHuPH20, and XYOSTED®, utilizing our auto-injector technology.
Our principal offices and research facilities are located at 12390 El Camino Real, San Diego, CA 92130. Our telephone number is (858) 794-8889 and our e-mail address is info@halozyme.com. Our website address is www.halozyme.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K. Our periodic and current reports that we filed with the U.S. Securities and Exchange Commission (“SEC”) are available on our website at www.halozyme.com, free of charge, as soon as reasonably practicable after we have electronically filed such material with, or furnished them to, the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports.

Our Technology
rHuPH20 can be applied as a drug delivery platform to increase dispersion and absorption of other injected drugs and fluids, potentially reducing treatment burden. For example, rHuPH20 has been used to convert drugs that must be delivered intravenously into SC injections or to reduce the number of SC injections needed for effective therapy. When ENHANZE technology is applied subcutaneously, the rHuPH20 acts locally and transiently, with a tissue half-life of less than 30 minutes. Hyaluronan at the local site reconstitutes its normal density within two days and, therefore, the effect of rHuPH20 on the architecture of the SC space is temporary.
The pressure-assisted auto-injector technology is a form of parenteral drug delivery that continues to gain acceptance and demand among the medical and patient community. Encompassing a variety of sizes and designs, our technology operates by using pressure to force the drug, in solution or suspension, through the skin and deposits the drug into the SC or intramuscular tissue. We have designed disposable, pressure-assisted auto-injector devices to address acute and chronic medical needs, such as rheumatoid arthritis and psoriasis, allergic reactions, testosterone deficiency. Our current platforms include the high-volume auto-injector, VIBEX®, VIBEX® QuickShot®, and Vai™ auto-injectors and multi-dose pen injectors. Our current auto-injectors offer a dose capacity ranging from 0.5 mL to 2.25 mL, and our high-volume auto-injector technology extends that dose capacity to at least 10mL. They are designed for speed and patient comfort and accommodate for highly viscous drug products. They are customizable for fill volumes and needle lengths to meet our partners’ needs for reliability requirements, including for emergency use applications.
Our Strategy
We are a leader in converting IV biologics to SC delivery and extending the dosing interval of SC drugs, using our commercially-validated ENHANZE technology. Our ENHANZE technology also has the potential for SC delivery of small molecules and other therapeutic modalities including those developed as long-acting injectables and other therapies that might benefit from larger dose/larger volume SC delivery. We collaborate with leading pharmaceutical and biotechnology companies to help them develop products that combine our ENHANZE technology with their proprietary compounds. We target large, attractive markets, where ENHANZE-enabled SC delivery has the potential to deliver competitive differentiation and other important benefits to our partners, such as larger injection volumes administered rapidly, extended dosing intervals, and reduced treatment burden and healthcare costs. In addition, ENHANZE has been demonstrated to enable the combination of two therapeutic antibodies in a single injection, as well as the development of new co-formulation intellectual property. We leverage our strategic, technical, regulatory and alliance management skills in support of our partners’ efforts to develop new SC delivered products. We currently have eleven collaborations with nine currently approved products and additional product candidates in development using our ENHANZE technology. We intend to work with our existing partners to expand our collaborations to add new targets and develop targets and product candidates under the terms of the operative collaboration agreements. We will also continue our efforts to enter into new collaborations to derive additional revenue from our proprietary technology.
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

Product and Product Candidates
The following table summarizes our marketed proprietary products and product candidates under development and our marketed partnered products and product candidates under development with our partners:

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	INDICATION	PHASE 1 / PHASE 2 / PHASE 3 / FILED / APPROVED
PROPRIETARY APPROVED PRODUCTS			
HYLENEX® recombinant (hyaluronidase human injection)	Various	Adjuvant for subcutaneous fluid delivery for dispersion & absorption of other injected drugs	Approved in the U.S.
XYOSTED® (testosterone enanthate) injection (CIII)	Urology	Testosterone Replacement Therapy (TRT)	Approved in the U.S.
ENHANZE® PARTNER APPROVED PRODUCTS			
Roche Herceptin® SC (trastuzumab) (OUS) Herceptin Hylecta™ (trastuzumab and hyaluronidase-oysk) (U.S.)	Oncology	Breast Cancer	Approved in the U.S., EU, China and other countries outside the U.S. (OUS)
Phesgo®(pertuzumab/trastuzumab/hyaluronidase-zzfx) (OUS) and (pertuzumab/trastuzumab)(EU)	Oncology	Breast Cancer	Approved in the U.S., EU, OUS and Japan Submitted in China
MabThera® SC (rituximab) (OUS) RITUXAN HYCELA™ (rituximab/hyaluronidase human) (U.S.)	Oncology	Multiple Blood Cancers	Approved for NHL in EU and OUS Approved for CLL in EU and OUS Approved for DLBCL, CLL and FL in the U.S. Approved for DLBCL in China
Tecentriq® SC (atezolizumab) (EU/U.K.) Tecentriq Hybreza™ (atezolizumab) (U.S.)	Oncology	Certain Types of Lung, Liver, Skin, and Soft Tissue Cancer	Approved in the U.S., EU and the U.K.
OCREVUS® SC (Ocrelizumab) (EU/U.K.) OCREVUS ZUNOVO™ (Ocrelizumab) (U.S.)	Neurology	Multiple Sclerosis	Approved in the U.S., EU and the U.K.
Takeda HYQVIA® (Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase)	Immunology	Primary Immunodeficiency, Secondary Immunodeficiencies (EU and Japan)	Approved in the U.S., EU, OUS and Japan
		Chronic inflammatory Demyelinating Polyneuropathy (CIDP)	Approved in the U.S. and EU Submitted in Japan
Janssen DARZALEX FASPRO® (daratumumab hyaluronidase human-fihj) (U.S./China) DARZQURO® (daratumumab)(Japan) DARZALEX SC® (daratumumab) (OUS)	Oncology Hematology	Multiple Myeloma AL Amyloidosis	Approved for MM in the U.S., EU, Japan and OUS Approved for AL Amyloidosis in the U.S., EU, Japan and China
argenx VYVGART® Hytrulo (efgartigimod alfa and hyaluronidase-qvfc) (U.S.) VYVGART® SC (efgartigimod alfa and hyaluronidase-qvfc) (EU/China) VYVDURA® (efgartigimod alfa and hyaluronidase-qvfc) (Japan)	Autoimmunity	Generalized Myasthenia Gravis (gMG)	Approved in the U.S., EU, Japan and China
VYVGART® Hytrulo (efgartigimod alfa and hyaluronidase-qvfc) (U.S./China) VYVDURA® (efgartigimod alfa and hyaluronidase-qvfc) (Japan)	Autoimmunity	Chronic inflammatory Demyelinating Polyneuropathy (CIDP)	Approved in the U.S., Japan and China Submitted in EU
BMS Opdivo® Qvantig (nivolumab and hyaluronidase-nvhy) (U.S.)	Oncology	Certain types of Kidney, Skin, Lung, Colorectal, Head and Neck, Urothelial, Liver, Esophageal and Stomach Cancer	Approved in the U.S.
DEVICE PARTNER APPROVED PRODUCTS			
Teva Epinephrine Injection USP (generic equivalent to EpiPen® and EpiPen® Jr.)	Allergy and Immunology	Anaphylaxis	Approved in the U.S.
Teriparatide Injection (generic version of Forsteo®) (EU) Teriparatide Injection (generic version of Forteo®) (US)	Endocrinology	Osteoporosis	Approved in the U.S. and EU
Otter OTREXUP® (methotrexate) injection	Rheumatology	Rheumatoid Arthritis; pJIA, Psoriasis	Approved in the U.S.

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
XYOSTED (testosterone enanthate) Injection
We market and sell our proprietary product XYOSTED for SC administration of testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone (primary hypogonadism or hypogonadotropic hypogonadism). XYOSTED is the only U.S. Food and Drug Administration (“FDA”)-approved SC testosterone enanthate product for once-weekly, at-home self-administration and is approved and marketed in the United States (“U.S.”) in three dosage strengths, 50 mg, 75 mg and 100 mg.
ATRS - 1902
We have an ongoing program to develop a proprietary drug device combination product for the endocrinology market, for patients who require additional supplemental hydrocortisone, identified as ATRS-1902. The development program uses a novel proprietary auto-injector platform to deliver a liquid stable formulation of hydrocortisone.
In June 2021, we submitted an investigational new drug (“IND”) application with the FDA for the initiation of a Phase 1 clinical study of ATRS-1902 for adrenal crisis rescue. The IND application included the protocol for an initial clinical study to compare the pharmacokinetic measures of our novel formulation of hydrocortisone versus Solu-Cortef®, which is an anti-inflammatory glucocorticoid and is the current standard of care for the management of acute adrenal crises.
In July 2021, the FDA accepted our IND for ATRS-1902 enabling us to initiate our Phase 1 clinical study. The Phase 1 clinical study, designed to evaluate the safety, tolerability and pharmacokinetic measures of a liquid stable formulation of hydrocortisone, was initiated in September 2021. The study was a cross-over design to establish the pharmacokinetic measures of ATRS-1902 (100 mg) compared to Solu-Cortef (100 mg), the reference-listed drug, in 32 healthy adults.
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
In June 2020, the FDA approved the fixed-dose combination of Perjeta® (pertuzumab) and Herceptin for SC injection (Phesgo®) utilizing ENHANZE technology for the treatment of patients with HER2-positive breast cancer. Phesgo has since received approval in Europe and China. In September 2023, Chugai (a Member of the Roche Group) announced that it had obtained regulatory approval for Phesgo from the Ministry of Health, Labour and Welfare in Japan. We receive royalties for Phesgo sales in Japan as part of our licensing agreement with Roche.
In June 2014, Roche launched MabThera® SC in Europe for the treatment of patients with common forms of non-Hodgkin lymphoma, followed by launches in additional countries. This formulation utilizes our ENHANZE technology and is administered in approximately five minutes compared to the approximate one and a half to four hour IV infusion. In May 2016, Roche announced that the European Medicines Agency approved MabThera SC to treat patients with chronic lymphocytic leukemia. In June 2017, the FDA-approved Genentech’s RITUXAN HYCELA®, a combination of rituximab using ENHANZE technology (approved and marketed under the MabThera SC brand in countries outside the U.S. and Canada), for chronic lymphocytic leukemia and two types of non-Hodgkin lymphoma, follicular lymphoma and diffuse large B-cell lymphoma. In

March 2018, Health Canada approved a combination of rituximab and ENHANZE (approved and marketed under the brand name RITUXAN® SC) for patients with chronic lymphocytic leukemia. In April 2024, MabThera SC was approved by the China National Medical Products Administration to treat diffuse large B-cell lymphoma.
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
In August 2023, Roche announced the approval of TECENTRIQ SC with ENHANZE by the Medicines and Healthcare products Regulatory Agency in the United Kingdom (the “UK”). In January 2024, Roche received European Commission marketing authorization for TECENTRIQ SC. In September 2024, Roche announced the FDA approved TECENTRIQ HYBREZA with ENHANZE. TECENTRIQ SC enables SC delivery in approximately seven minutes, compared with 30-60 minutes for IV infusion, and is approved for all adult indications of TECENTRIQ IV.
In June 2024, Roche announced the European Commission granted marketing authorization in the European Union (“EU”) for OCREVUS SC as a twice a year ten-minute SC injection for the treatment of relapsing multiple sclerosis and primary progressive multiple sclerosis. In July 2024, Roche announced the Medicines and Healthcare products Regulatory Agency approved OCREVUS SC in the UK. In September 2024, Roche announced the FDA approved OCREVUS ZUNOVO with ENHANZE.
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
In May 2013, the European Commission granted Takeda marketing authorization in all EU Member States for the use of HYQVIA as replacement therapy for adult patients with Primary Immunodeficiency and secondary immunodeficiencies. Takeda launched HYQVIA in the first EU country in July 2013 and has continued to launch in additional countries. In May 2016, Takeda announced that HYQVIA received a marketing authorization from the European Commission for a pediatric indication.
In September 2014, HYQVIA was approved by the FDA for treatment of adult patients with Primary Immunodeficiency in the U.S. HYQVIA is the first SC immune globulin treatment approved for adult Primary Immunodeficiency patients with a dosing regimen requiring only one infusion up to once per month (every three to four weeks) and one injection site per infusion in most patients, to deliver a full therapeutic dose of immune globulin.
In September 2020, Takeda announced the European Medicines Agency approved a label update for HYQVIA broadening its use and making it the first and only facilitated SC immunoglobulin replacement therapy in adults, adolescents and children with an expanded range of secondary immunodeficiencies.
In October 2021, Takeda initiated a Phase 1 single-dose, single-center, open-label, three-arm study to assess the tolerability and safety of immune globulin SC (human), 20% solution with ENHANZE (TAK-881) at various infusion rates in healthy adult subjects. In October 2023, Takeda initiated a Phase 2/3 study to evaluate pharmacokinetic measures, safety, and tolerability of SC administration of TAK-881 in adult and pediatric participants with Primary Immunodeficiency Diseases.
In April 2023, Takeda announced the FDA approved the supplemental Biologics License Application to expand the use of HYQVIA to treat Primary Immunodeficiency in children. In December 2024, Takeda announced the Ministry of Health, Labour and Welfare in Japan approved HYQVIA SC with ENHANZE for patients with agammaglobulinemia or hypogammaglobulinemia disorders characterized by very low or absent levels of antibodies and an increased risk of serious recurring infection caused by Primary Immunodeficiency or secondary immunodeficiencies.
In January 2024, Takeda received FDA and European Commission approval for HYQVIA for the treatment of chronic inflammatory demyelinating polyneuropathy in adults with stable chronic inflammatory demyelinating polyneuropathy. In June 2024, Takeda announced Health Canada approved HYQVIA as replacement therapy for primary humoral immunodeficiency and secondary humoral immunodeficiency in pediatric patients two years of age and older. In August 2024, Takeda submitted a New Drug Application in Japan seeking approval for HYQVIA with ENHANZE for treatment of chronic inflammatory demyelinating polyneuropathy/Multifocal Motor Neuropathy.

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
In May 2020, Janssen launched the commercial sale of DARZALEX FASPRO® (DARZALEX utilizing ENHANZE technology) in four regimens across five indications in multiple myeloma patients, including newly diagnosed, transplant-ineligible patients as well as relapsed or refractory patients. As a fixed-dose formulation, DARZALEX FASPRO can be administered over three to five minutes, significantly less time than DARZALEX IV which requires multi-hour infusions. In June 2020, Janssen received European marketing authorization and launched the commercial sale of DARZALEX SC utilizing ENHANZE in the EU. Subsequent to these approvals, Janssen received several additional regulatory approvals for additional indications and patient populations in the U.S., EU, Japan and China. Beginning with the U.S., Janssen has marketing authorization for DARZALEX FASPRO in combination with bortezomib, thalidomide, and dexamethasone in newly diagnosed multiple myeloma patients who are eligible for autologous stem cell transplant, in combination with bortezomib, cyclophosphamide and dexamethasone for the treatment of adult patients with newly diagnosed AL amyloidosis, in combination with pomalidomide and dexamethasone for patients with multiple myeloma after first or subsequent relapse, and in combination with Kyprolis® (carfilzomib) and dexamethasone for patients with relapsed or refractory multiple myeloma who have received one to three prior lines of therapy. In the EU, Janssen has marketing authorization for DARZALEX SC in combination with bortezomib, cyclophosphamide and dexamethasone in newly diagnosed adult patients with AL amyloidosis and in combination with pomalidomide and dexamethasone in adult patients with relapsed or refractory multiple myeloma. In Japan, Janssen has marketing authorization for the SC formulation of DARZALEX (known as DARZQURO) for the treatment of multiple myeloma and systemic AL amyloidosis. In China, Janssen has marketing authorization for DARZALEX SC for the treatment of primary light chain amyloidosis, in combination with bortezomib, cyclophosphamide and dexamethasone in newly diagnosed patients. In July 2024, Janssen announced the FDA approved DARZALEX FASPRO in combination with bortezomib, lenalidomide and dexamethasone for induction and consolidation treatment and with lenalidomide for maintenance treatment of adult patients who are newly diagnosed with multiple myeloma and are eligible for autologous stem cell transplant with approval also received from the European Commission in October 2024. In September 2024, Janssen announced the submission of a Biologics License Application to the FDA for approval of a new indication of DARZALEX FASPRO in combination with bortezomib, lenalidomide and dexamethasone for the treatment of adult patients with newly diagnosed with multiple myeloma for whom autologous stem cell transplant is deferred or who are ineligible for autologous stem cell transplant. In November 2024, Janssen announced the submission of regulatory applications to the FDA and the European Medicines Agency seeking approval of a new indication for DARZALEX FASPRO in the U.S. and DARZALEX SC in the EU as a monotherapy for the treatment of adult patients with high-risk smoldering multiple myeloma.
In December 2019, Janssen elected epidermal growth factor receptor and mesenchymal-epithelial transition factor as a bispecific antibody (amivantamab) target on an exclusive basis, which is being studied in solid tumors. In September 2022, following a Phase 1 study, Janssen initiated a Phase 3 study of lazertinib and amivantamab with ENHANZE in patients with epidermal growth factor receptor-mutated advanced or metastatic non-small cell lung cancer (PALOMA-3). In November 2022, Janssen initiated a Phase 2 study of amivantamab with ENHANZE in multiple regimens in patients with advanced or metastatic solid tumors including epidermal growth factor receptor-mutated non-small cell lung cancer (PALOMA-2). In May 2024, Janssen announced positive data from the Phase 3 PALOMA-3 study which supported the submission of a marketing authorization application to the European Medicines Agency for SC formulation of RYBREVANT (amivantamab) with ENHANZE for the treatment of patients with epidermal growth factor receptor-mutated non-small cell lung cancer. In June 2024, Janssen announced the submission of a Biologics License Application to the FDA for amivantamab SC co-formulated with ENHANZE also for patients with epidermal growth factor receptor-mutated non-small cell lung cancer. The administration time for SC amivantamab was reduced to approximately five minutes from five hours for the first IV amivantamab infusion (across two days) and showed a five-fold reduction in infusion-related reactions. SC amivantamab also demonstrated longer overall survival, progression-free survival and duration of response. In August 2024, the FDA designated Janssen’s Biologics License Application priority review status for amivantamab SC in combination with LAZCLUZE for currently approved or submitted indication of IV in certain patients with non-small cell lung cancer. In December 2024, Janssen announced the FDA issued a Complete Response Letter for the Biologics License Application related to observations as part of a standard pre-approval inspection at a manufacturing facility. Janssen has indicated they are working closely with the FDA to bring SC amivantamab to patients as quickly as possible. In February 2025, Janssen received a positive opinion from the Committee for Medicinal Products for Human Use of the European Medicines Agency recommending an extension of marketing authorization for a SC formulation of RYBREVANT (amivantamab) with ENHANZE in combination with LAZCLUZE (lazertinib) for the first-line treatment of adult patients with advanced non-small cell lung cancer with epidermal growth factor receptor exon 19 deletions or exon 21 L858R substitution mutations, and as a monotherapy for the treatment of adult patients with advanced non-small cell lung cancer with activating epidermal growth factor receptor exon 20 insertion mutations after failure of platinum-based therapy.
AbbVie Collaboration
In June 2015, we and AbbVie entered into a collaboration and license agreement, under which AbbVie has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with AbbVie proprietary biologics. AbbVie currently has the right to select up to nine targets. Targets may be selected on an exclusive basis.
Lilly Collaboration
In December 2015, we and Lilly entered into a collaboration and license agreement, under which Lilly has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Lilly proprietary biologics. Lilly currently has the right to select up to three targets. Targets may be selected on an exclusive basis.
BMS Collaboration
In September 2017, we and BMS entered into a collaboration and license agreement, which became effective in November 2017, under which BMS had the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with BMS products directed at up to eleven targets. Targets may be selected on an exclusive basis or non-exclusive basis. BMS has designated multiple immuno-oncology targets including programmed death 1 and has an option to select three additional targets by September 2026. In October 2019, BMS initiated a Phase 1 study of relatlimab, an anti-LAG-3 antibody, in combination with nivolumab using ENHANZE technology. In May 2021, BMS initiated a Phase 3 of nivolumab using ENHANZE technology for patients with advanced or metastatic clear cell renal cell carcinoma (CheckMate-67T), leveraging data and insights from Phase 1/2 CA209-8KX study in patients with solid tumors. In October 2023, BMS reported positive top-line data from the Phase 3 CheckMate-67T study evaluating a SC formulation of Opdivo (nivolumab) with ENHANZE in patients with advanced or metastatic clear cell renal cell carcinoma who have received prior systemic therapy. The study met its co-primary pharmacokinetics endpoints and a key secondary endpoint. In June 2024, BMS announced the European Medicines Agency validated its Extension Application for the SC formulation of Opdivo (nivolumab) co-formulated with ENHANZE. In December 2024, BMS announced the FDA approved Opdivo® Qvantig (nivolumab and hyaluronidase-nvhy) with ENHANZE for SC use in most previously approved adult, solid IV Opdivo (nivolumab) indications. Opdivo Qvantig is the first and only SC administered programmed death 1 inhibitor.
In March 2023, BMS initiated a Phase 3 study to demonstrate the drug exposure levels of nivolumab and relatlimab fixed-dose combination with ENHANZE is not inferior to IV administration in participants with previously untreated metastatic or unresectable melanoma (RELATIVITY-127).
argenx Collaboration
In February 2019, we and argenx entered into an agreement for the right to develop and commercialize one exclusive target, the human neonatal Fc receptor FcRn, which includes argenx’s lead asset efgartigimod (ARGX-113), and an option to select two additional targets using ENHANZE technology. In May 2019, argenx nominated a second target to be studied using ENHANZE technology, a human complement factor C2 associated with the product candidate ARGX-117, which is being developed to treat severe autoimmune diseases in Multifocal Motor Neuropathy. In October 2020, we and argenx entered into an agreement to expand the collaboration relationship, adding three targets for a total of up to six targets under the collaboration. In September 2024, argenx nominated four additional targets under its global collaboration and license agreement that provides them with exclusive access to our ENHANZE drug delivery technology for these targets, for a total of six targets.
In June 2023, argenx received FDA approval under the brand name VYVGART® Hytrulo for the SC injection with ENHANZE for the treatment of generalized myasthenia gravis in adult patients who are anti-acetylcholine receptor antibody positive. In November 2023, argenx received European Commission approval of VYVGART SC for the treatment of generalized myasthenia gravis, which also provides the option for patient self-administration. In January 2024, argenx received Japan approval for VYVDURA® (efgartigimod alfa and hyaluronidase-qvfc) co-formulated with ENHANZE for the treatment of adult patients with generalized myasthenia gravis including options for self-administration. In July 2024, argenx announced the National Medical Products Administration approved the Biologics License Application of efgartigimod alfa SC (efgartigimod SC) for generalized myasthenia gravis patients in China.

In July 2023, argenx reported positive data from the ADHERE study evaluating VYVGART® Hytrulo with ENHANZE in adults with chronic inflammatory demyelinating polyneuropathy. In June 2024, argenx announced the FDA approved VYVGART Hytrulo with ENHANZE for the treatment of chronic inflammatory demyelinating polyneuropathy. In the second quarter of 2024, argenx completed the regulatory submissions of VYVGART SC for the treatment of patients with chronic inflammatory demyelinating polyneuropathy for regulatory approval in Japan, Europe, and China. Submission to Canadian Health Authorities for regulatory approval is expected in 2025. In November 2024, Zai Lab Limited (argenx commercial partner for China) announced the National Medical Products Administration approval of VYVGART Hytrulo for the treatment of patients with chronic inflammatory demyelinating polyneuropathy. In December 2024, argenx announced the Ministry of Health, Labour and Welfare in Japan approved VYVDURA for the treatment of patients with chronic inflammatory demyelinating polyneuropathy.
argenx is currently conducting the following studies with the goal of expanding approved indications for efgartigimod with ENHANZE: Phase 2/3 (ALKIVIA) study in active idiopathic inflammatory myopathy (Myositis), two registrational studies in thyroid eye disease, Phase 2 (Shamrock) study for kidney transplant recipients with antibody mediated rejection and Phase 3 (ADAPT oculus) study for adult patients with ocular myasthenia gravis.
ViiV Healthcare Collaboration
In June 2021, we and ViiV entered into a global collaboration and license agreement that gives ViiV exclusive access to our ENHANZE technology for four specific small and large molecule targets for the treatment and prevention of HIV. These targets are integrase inhibitors, reverse transcriptase inhibitors limited to nucleoside reverse transcriptase inhibitors and nucleoside reverse transcriptase translocation inhibitors, capsid inhibitors and broadly neutralising monoclonal antibodies, that bind to the gp120 CD4 binding site. In February 2022, ViiV initiated enrollment of a Phase 1 study to evaluate the safety and pharmacokinetic measures of N6LS, a broadly neutralizing antibody, administered subcutaneously with ENHANZE technology. In June 2022, ViiV initiated enrollment of a Phase 1 single dose escalation study to evaluate pharmacokinetic measures, safety and tolerability of long-acting cabotegravir administered subcutaneously with ENHANZE technology. In August 2023, ViiV initiated a Phase 2b study to evaluate the efficacy, safety, pharmacokinetic measures and tolerability of VH3810109 (N6LS) administered subcutaneously with rHuPH20 in combination with cabotegravir. In the third quarter of 2023, ViiV initiated a Phase 1 study with ENHANZE for an undisclosed program. In March 2024, ViiV initiated a Phase 1 study of VH4524184 with ENHANZE to evaluate the safety, tolerability, and pharmacokinetic measures in healthy adults.
In September 2024, we and ViiV expanded the existing global collaboration and license agreement, providing ViiV exclusive access to our ENHANZE drug delivery technology for one additional undisclosed target.
Chugai Collaboration
In March 2022, we and Chugai entered into a global collaboration and license agreement that gives Chugai exclusive access to ENHANZE technology for an undisclosed target. Chugai intends to explore the potential use of ENHANZE for a Chugai drug candidate. In May 2022, Chugai initiated a Phase 1 study to evaluate the pharmacokinetic measures, pharmacodynamics, and safety of a targeted antibody administered subcutaneously with ENHANZE.
Acumen Collaboration
In November 2023, we and Acumen entered into a global collaboration and non-exclusive license agreement that provides Acumen access to ENHANZE for a single target. Acumen intends to explore the potential use of ENHANZE for ACU193, Acumen’s clinical stage monoclonal antibody candidate to target Amyloid-β Oligomers for the treatment of early Alzheimer’s disease. In May 2024, Acumen initiated a Phase 2 IV study for ACU193. In July 2024, Acumen initiated a Phase 1 study of sabirnetug (ACU193) with ENHANZE to compare the pharmacokinetic measures between SC and IV administrations in healthy volunteers.
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
Idorsia Agreement
In November 2019, we entered into a global agreement with Idorsia to develop a novel, drug-device product containing selatogrel. A new chemical entity, selatogrel is being developed for the treatment of a suspected acute myocardial infarction in adult patients with a history of acute myocardial infarction.
In August 2021, Idorsia initiated a multi-center, double-blind, randomized, placebo-controlled, parallel-group Phase 3 study to evaluate the efficacy and safety of self-administered SC selatogrel for prevention of all-cause death and treatment of acute myocardial infarction in subjects with a recent history of acute myocardial infarction.
Otter Agreement
In December 2021, we entered into a supply agreement with Otter to manufacture the VIBEX auto-injection system device, designed and developed to incorporate a pre-filled syringe for delivery of methotrexate, assemble, package, label and supply the final OTREXUP product and related samples to Otter at cost plus mark-up. Otter is responsible for manufacturing, formulation and testing of methotrexate and the corresponding pre-filled syringe for assembly with the device manufactured by us, along with the commercialization and distribution of OTREXUP. OTREXUP is a SC methotrexate injection for once weekly self-administration with an easy-to-use, single dose, disposable auto injector, indicated for adults with severe active rheumatoid arthritis, children with active polyarticular juvenile idiopathic arthritis and adults with severe recalcitrant psoriasis. Further, we entered into a license agreement with Otter in which we granted Otter a worldwide, exclusive, fully paid-up license to certain patents relating to OTREXUP that may also relate to our other products for Otter to commercialize and otherwise exploit OTREXUP in the field as defined in the license agreement.
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
Halozyme Patent Portfolio
Our Halozyme patent portfolio includes patents and pending applications that we own solely and, in some cases, jointly with several licensees in the U.S., Europe and other countries in the world. In general, patents have a term of 20 years from the application filing date or earlier claimed priority date. We continue to file and prosecute patent applications to strengthen and grow our patent portfolio pertaining to our recombinant human hyaluronidase and other drugs and drug delivery devices, which primarily cover compositions of matter, formulations, methods of use and manufacture, and devices. We have multiple patents and patent applications throughout the world pertaining to our recombinant human hyaluronidase and methods of use and manufacture, including an issued U.S. patent which expires in 2027, an issued European patent which expires in 2029, and additional patents that are valid into 2029, which we believe cover the products and product candidates under our existing collaborations and Hylenex recombinant. In addition, we have, under prosecution throughout the world, multiple patent applications that relate specifically to individual product candidates under development, and jointly owned patent applications relating to our collaborations with several licensees (including, but not limited to, patent applications covering co-formulations and methods of treatment or use that if granted will be valid into the 2040s), the expiration of which can only be definitely determined upon maturation into our issued patents. We believe our patent filings represent a barrier to entry for potential competitors looking to utilize these hyaluronidases, other drugs and drug delivery devices.

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
Research and Development Activities
Our research and development expenses consist primarily of costs associated with the product development, quality and regulatory work required to maintain the ENHANZE platform, expenses associated with testing of new high-volume auto-injectors, activities and support for our partners in their development and manufacturing of product candidates performed on behalf of our partners, compensation and other expenses for research and development personnel, supplies and materials, facility costs and depreciation. We charge all research and development expenses to operations as they are incurred.
Manufacturing
ENHANZE
We do not have our own manufacturing facility for our product and our partners’ products and product candidates, or the capability to package our products. We have engaged third parties to manufacture bulk rHuPH20 and Hylenex.
We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (“Avid”) and Catalent Indiana LLC (“Catalent”) and Lonza Sales AG (“Lonza”) to produce supplies of bulk rHuPH20. Avid and Catalent currently produce and we anticipate Lonza will eventually produce bulk rHuPH20 under current Good Manufacturing Practices for clinical and commercial uses. Catalent currently produces bulk rHuPH20 for use in Hylenex and collaboration products and product candidates. Avid currently produces bulk rHuPH20 for use in collaboration products and product candidates. We rely on their ability to successfully manufacture these batches according to product specifications. It is important for our business for Catalent and Avid to (i) retain their status as current Good Manufacturing Practices-approved manufacturing facilities; (ii) successfully scale up bulk rHuPH20 production; and/or (iii) manufacture the bulk rHuPH20 required by us and our partners for use in our proprietary and collaboration products and product candidates. In addition to supply obligations, Avid and Catalent also provide support for data and information used in the chemistry, manufacturing and controls sections for FDA and other regulatory filings.
We have a commercial manufacturing and supply agreement with Patheon Manufacturing Services, LLC (“Patheon”) under which Patheon will provide the final fill and finishing steps in the production process of Hylenex recombinant.
Devices
We also use third parties to manufacture our auto-injector technology products and product candidates, including the products and related components we supply to our partners. For our products and product candidates, we verify that they are manufactured in accordance with FDA’s current Good Manufacturing Practices for drug products and the FDA’s current Quality System Regulations for medical devices and equivalent provisions in the EU and elsewhere, which are required as part of the overall obligations necessary, in the EU for instance, to obtain a CE-mark. We enter into quality agreements with our third-party manufacturers which require compliance with current Good Manufacturing Practices, Quality System Regulations and foreign equivalents, to the extent applicable. We use third-party service providers to assemble and package our products and product candidates under our direction. We monitor and evaluate manufacturers and suppliers to assess compliance with regulatory requirements and our internal quality standards and benchmarks. We perform quality reviews of manufacturing for all of our product candidates and products, and quality releases for all of our product candidates and products that we sponsor or commercialize.

We use third-party manufacturers to manufacture and supply certain components, drugs, final assembly and finished product. Below is a summary of our key production, manufacturing, assembly and packaging arrangements with third-party manufacturers for products commercialized by us and our partners:
•Phillips-Medisize Corporation, an international outsource provider of design and manufacturing services, produces commercial quantities of components of our QuickShot auto-injector device for XYOSTED and our VIBEX epinephrine auto-injector product with Teva.
•ComDel Innovation, Inc., a domestic provider of integrated solutions for product development, tooling, and manufacturing, produces commercial quantities of components for the VIBEX teriparatide auto-injector product with Teva and the VIBEX auto-injector device for the OTREXUP product for Otter.
•Fresenius Kabi supplies commercial quantities of pre-filled syringes of testosterone for XYOSTED.
•Sharp Corporation, an international contract packaging company, assembles and packages XYOSTED auto-injector products and the OTREXUP auto-injector product for Otter.
•Nolato Contour, Inc. produces commercial quantities of components of our QuickShot auto-injector device for XYOSTED, including components for subassembly molding and assembly.
In addition, our Minnetonka, Minnesota facility supports our administrative functions, product development and quality operations and provides additional assembling and warehousing capabilities for XYOSTED.
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
We sell XYOSTED and Hylenex recombinant in the U.S. to wholesale pharmaceutical distributors, who sell Hylenex to hospitals and XYOSTED to other end-user customers. We engage Integrated Commercialization Solutions, a division of AmerisourceBergen Specialty Group, a subsidiary of AmerisourceBergen, to act as our exclusive distributor for commercial shipment and distribution of Hylenex recombinant to our customers in the U.S. We also contract with numerous wholesale distributors, including Cardinal Health 105, Inc., also known as Specialty Pharmaceutical Services (“Cardinal”), McKesson Corporation and Cencora Inc. (formerly known as AmerisourceBergen Corporation) to distribute XYOSTED, to retail pharmacies as well as the Veterans Administration and other governmental agencies.
In addition to shipping and distribution services, these distributors and third-party logistics providers Cardinal, and Knipper Health, Inc. (“Knipper”) provide us with other key services. Cardinal provides us with services related to logistics, warehousing, returns and inventory management, sales reports, contract administration, chargebacks processing and accounts receivable management. Knipper provides us with the same services except chargeback processing. We also use a division of Cardinal for sample administration. In addition, we utilize these third parties to perform various other services for us relating to regulatory monitoring. In exchange for these services, we pay fees to certain distributors based on a percentage of wholesale acquisition cost. We have also contracted with several specialty pharmacies to support fulfillment of certain prescriptions. In addition, we use third parties to perform various other services for us relating to regulatory monitoring, including adverse event reporting, safety database management and other product maintenance services.
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
XYOSTED
In the U.S., there are several different formulations for testosterone replacement therapy including intramuscular injection, transdermal patches and gels, oral formulations and nasal gels. Potential competition in the U.S. testosterone replacement market includes transdermal solutions such as AbbVie’s Androgel® 1% and 1.62%, Perrigo’s generic Androgel® Topical Gel 1.62%, Eli Lilly’s Axiron®, Endo’s Testim® and Fortesta® (and the authorized generic) and Verity Pharma’s TLANDO® and Natesto®. Other forms of testosterone replacement therapy include injectables such as Endo’s Aveed®, Pfizer’s Depo®-Testosterone, and several generic oil testosterone products sold by Actavis, Sandoz, Viatris Inc., Teva and others, as well as Testopel® pellets by Endo and JATENZO®, an oral formulation, by Tolmar, and Kyzatrex, an oral formulation by Marius Pharmaceuticals.
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
As of February 11, 2025, we had 350 full-time employees. None of our employees are unionized and we believe our employee relations to be good.
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
Corporate Values and Ethics
The foundation of our human capital management strategy is contained in our corporate values statement and our Code of Conduct and Ethics (the “Code of Conduct”), both of which provide uniform guidance to all our employees regarding expectations for proper workplace behavior. Our corporate values emphasize respecting and valuing fellow team members, innovation and acting with integrity and honesty to uphold the highest ethical standards. We believe these values provide an environment in which all employees can feel proud and motivated to contribute their valued talents to achieving corporate goals and objectives. Our values also emphasize empowering employees and personal accountability as a means to fulfill our commitments to patients, partners, shareholders and each other.
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
Diversity and Inclusion
We seek to build and maintain a diverse team of employees that are passionate about and committed to having a positive impact on the lives of patients and their families. We value and celebrate the unique talents, backgrounds and perspectives each employee contributes to achieving our mission and corporate objectives. In support of this philosophy, we adopted the Biotechnology Innovation Organization’s principles on workforce development, diversity and inclusion. Our commitment to a diverse and inclusive culture is key to attracting, developing and retaining our talent pool within the globally competitive biotechnology industry. Our dedication to these principles has resulted in a diverse employee base consisting of 45% female and 32% non-white/Caucasian employees as of February 11, 2025.
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
Our Elevate management development training includes a curriculum designed to equip leaders with skills to combat unconscious bias and foster a trusting, collaborative work environment.
Professional Development for Employees at All Levels
We are firmly committed to employee development as an essential driver of our future growth and overall success of Halozyme. We understand that high performing employees are always seeking a challenge and reaching for ways to broaden, deepen and develop their skills and grow professionally. To support our employees, we conduct an individual development plan process to give employees the opportunity and accountability to document their career goals and discuss the actions necessary to achieve those goals. We have three internal training programs: (i) our senior leader development program is focused on advancing business acumen and leadership skills, (ii) our Elevate management development program is focused on strengthening people management capabilities, and (iii) our learning and development curriculum for the entire organization is focused on personal, professional, team and leadership development opportunities and grounded in our established leadership attributes which identify the knowledge, skills, abilities and behaviors that contribute to individual and organizational performance. In addition, everyone attends or participates in compliance, harassment prevention, and safety training and we offer education assistance for college and university courses, training seminars and educational conference attendance opportunities to all employees.
We underscore our commitment to professional development by allocating 16 hours of dedicated learning time per employee annually. During this time, employees have the autonomy to select from various learning modalities, from our instructor-facilitated offerings to digital platforms, to suit their individual learning preferences.
To monitor progress, we review our succession plan for key senior management positions as part of our annual talent review and identify development opportunities to help ensure potential successor readiness.
Employee Engagement
We place a high-level of emphasis on accountability and performance within our organization and consider employee engagement essential for success. To facilitate continuous improvement, we regularly conduct engagement surveys, with high participation rates indicating strong employee commitment. The feedback, including hundreds of constructive comments, is reviewed by senior leaders and informs targeted action plans to advance our company. Feedback received in the last survey resulted in enhanced leadership development training and cross-site collaboration improvements.
A key element in a successful company is effective and open communication. A transparent dialogue between employees and leadership is crucial for fostering an environment of performance and accountability. We take pride in our commitment to transparency, which is exemplified through our innovative approach to corporate communication. Our dedication to an open-door policy is highlighted by the opportunity for skip-level meetings with our Chief Executive Officer. These sessions invite employees to engage with top-tier leadership, ensuring they are well-versed in our mission and corporate priorities and have a platform to express insights and feedback.
To ensure that every voice is heard, we hold an all employee meeting at least monthly throughout the year. These meetings serve as an open forum to share progress on strategy and corporate goals as well as potential at-risk areas, celebrate achievements, and share best practices and learnings. These meetings also keep employees well-informed, connected and provide them with an additional venue to ask questions and discuss solutions.
Management tracks and assesses retention and attrition and interviews departing employees to identify any addressable trends.
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
Employee Health and Safety
We are committed to protecting the health and safety of our employees, visitors, clients, and the public. Health and safety practices are integrated into our business processes and align with our Corporate Environmental, Social, and Governance program philosophy and requirements. We maintain robust health and safety management systems and have established procedures that reduce the risk of injury and ensure compliance with applicable laws and regulations. Continuous improvement is a key component of our health and safety efforts. We establish objectives and performance targets and periodically review results both with our internal safety committee as well as at the Executive and Board level to ensure our high standards are maintained. Our leadership team is active and engaged in supporting our health and safety program. Our employees are empowered and responsible for integrating health and safety into their daily work activities and we have experienced health and safety professionals on staff to guide these efforts.
Corporate Citizenship
At Halozyme, we value community engagement. We are committed to driving a positive impact within the communities where we live and work, and we provide our employees with multiple opportunities to contribute to the community, including providing company-wide community service days.
Our commitment to community activities is an important element of our culture and over the past several years we have actively supported organizations that are making strides in the following areas:
•Advocacy and support for patients and healthcare;
•Addressing and reducing health disparities;

•Promoting STEM (Science, Technology, Engineering and Mathematics) education;
•Delivering humanitarian services (e.g., food drives, home builds, meal services);
•Protecting and improving the environment (e.g., lagoon cleanup events, park restoration); and
•Supporting children in underserved communities (e.g. school supply drives, holiday adopt-a-family).

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
To the extent that a product fails to conform to its specifications or comply with the applicable laws or regulations, we or our partners may be required to or may decide to voluntarily recall the product or regulatory authorities may request or require that we recall a product even if there is no immediate potential harm to a patient. Any recall of our products or their components that we supply to our partners could materially adversely affect our business by rendering us unable to sell those products or components for some time and by adversely affecting our reputation. Recalls are costly and take time and effort to administer. Even if a recall only initially relates to a single product, product batch, or a portion of a batch, recalls may later be expanded to additional products or batches or we or our partners may incur additional costs and need to dedicate additional efforts to investigate and rule out the potential for additional impacted products or batches. Moreover, if any of our partners recall a product due to an issue with a product or component that we supplied, they may claim that we are responsible for such issue and may seek to recover the costs related to such recall or be entitled to certain contractual remedies from us. Recalls may further result in decreased demand for our partnered or proprietary products, could cause our partners or distributors to return products to us for which we may be required to provide refunds or replacement products, or could result in product shortages. Recalls may also require regulatory reporting and prompt regulators to conduct additional inspections of our or our partners’ or contractors’ facilities, which could result in findings of noncompliance and regulatory enforcement actions. A recall could also result in product liability claims by individuals and third-party payers. In addition, product liability claims or other safety issues could result in an investigation of the safety or efficacy of our products, our manufacturing processes and facilities, or our marketing programs conducted by the FDA or the authorities of the EU member states and other jurisdictions. Such investigations could also potentially lead to a recall of our products or more serious enforcement actions, limitations on the indications for which they may be used, or suspension, variation, or withdrawal of approval. Any such regulatory action by the FDA, the European Medicines Agency or the competent authorities of the EU member states could lead to product liability lawsuits as well.
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
We rely on a number of third parties in our supply chain for the supply and manufacture of our partnered and proprietary products, and the availability of such products depends upon our ability to procure the raw materials, components, packaging materials and finished products from these third parties, some of which are currently our single source for the materials necessary for certain of our products. We have entered into supply agreements with numerous third-party suppliers. For example, we have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (Avid) and Catalent Indiana LLC (Catalent) to produce bulk rHuPH20. These manufacturers produce bulk rHuPH20 under current Good Manufacturing Practices for use in Hylenex recombinant, and for use in partnered products and product candidates. We rely on their ability to successfully manufacture bulk rHuPH20 according to product specifications. In addition to supply obligations, our contract manufacturers will also provide support for the chemistry, manufacturing and controls sections for FDA and other regulatory filings. We also rely on vendors to supply us with raw materials to produce reagents and other materials for bioanalytical assays used to support our partners’ clinical trials. If any of our contract manufacturers or vendors: (i) is unable to retain its status as an FDA approved manufacturing facility; (ii) is unable to otherwise successfully scale up production to meet corporate or regulatory authority quality standards; (iii) is unable to procure the labor, raw materials, reagents or components necessary to produce our proprietary products, including bulk rHuPH20 and Hylenex recombinant, our bioanalytical assays or our partnered products or (iv) fails to manufacture and supply our partnered and proprietary products, including bulk rHuPH20 in the quantity and quality required by us or our partners for use in Hylenex and partnered products and product candidates for any other reason, our business will be adversely affected. In addition, a significant change in such parties’ or other third-party manufacturers’ business or financial condition could adversely affect their abilities or willingness to fulfill their contractual obligations to us. We have not established, and may not be able to establish, favorable arrangements with additional bulk rHuPH20 manufacturers and suppliers of the ingredients necessary to manufacture bulk rHuPH20 should the existing manufacturers and suppliers become unavailable or in the event that our existing manufacturers and suppliers are unable or unwilling to adequately perform their responsibilities. We have attempted to mitigate the impact of a potential supply interruption including through the establishment of excess bulk rHuPH20 inventory where possible, but there can be no assurances that this safety stock will be maintained or that it will be sufficient to address any delays, interruptions or other problems experienced by any of our contract manufacturers. Any delays, interruptions or other problems regarding the ability or willingness of our contract manufacturers to supply bulk rHuPH20 or the ability or willingness of other third-party manufacturers, to supply other raw materials or ingredients necessary to produce our other proprietary or partnered products on a timely basis could: (i) cause the delay of our partners’ clinical trials or otherwise delay or prevent the regulatory approval of our partners’ product candidates; (ii) delay or prevent the effective commercialization of proprietary or partnered products and product candidates; and/or (iii) cause us to breach contractual obligations to deliver bulk rHuPH20 to our partners. Such delays could damage our relationship with our partners, and they could have a material adverse effect on royalties and thus our business and financial condition. Additionally, we rely on third parties to manufacture, prepare, fill, finish, package, store and ship our proprietary and partnered products and product candidates on our behalf. If the third parties we identify fail to perform their obligations, the progress of partners’ clinical trials could be delayed or even suspended and the commercialization of our partnered or proprietary products could be delayed or prevented.
In addition, our Minnetonka, Minnesota facility supports our administrative functions, product development and quality operations and provides additional assembly and warehousing capabilities, and therefore is subject to relevant risks comparable to those of our third-party manufacturers. For example, we may not be able to begin product manufacturing and production due to a number of different reasons including, but not limited to, inability to obtain necessary supplies and materials, labor and expertise. To the extent we rely on our ability to manufacture and ship any of our proprietary and partnered products, our inability to do so could have a material adverse impact on our business, financial condition and results of operations.

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
We have entered into multiple collaboration agreements under which we may receive significant future payments in the form of milestone payments, target designation fees, maintenance fees and royalties. We are heavily dependent on our partners to develop and commercialize product candidates subject to our collaborations in order for us to realize any financial benefits, including recognizing revenues from milestones, royalties and product sales from these collaborations. Our partners may not devote the attention and resources to such efforts that we would ourselves, change their clinical development plans, promotional efforts or simultaneously develop and commercialize products in competition to those products we have licensed to them. Any of these actions may not be visible to us immediately and could negatively impact our ability to forecast and our ability to achieve the benefits and recognize revenue we receive from such collaboration. In addition, in the event that a party fails to perform under a key collaboration agreement, or if a key collaboration agreement is terminated, the reduction in anticipated revenues could negatively impact our operations and the assumptions we used to recognize revenues which could result in a restatement of previously recorded revenues. In addition, the termination of a key collaboration agreement by one or more of our partners could have a material adverse impact on our ability to enter into additional collaboration agreements with new partners on favorable terms, if at all. In certain circumstances, the termination of a key collaboration agreement would require us to revise our corporate strategy going forward and may lead us to reevaluate the applications and value of our technology.
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
•clinical and nonclinical test results may reveal inferior pharmacokinetic measures, adverse events or unexpected safety issues associated with the use of our partners’ product candidates;
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
Our development and commercialization partners are responsible for providing certain proprietary materials that are essential components of our partnered products and product candidates. For example, Roche is responsible for producing the Herceptin and MabThera required for its SC products and Takeda is responsible for producing the GAMMAGARD LIQUID for its product HYQVIA. If a partner, or any applicable third party service provider of a partner, encounters difficulties in the manufacture, storage, delivery, fill, finish or packaging of the partnered product or product candidate or component of such product or product candidate, such difficulties could (i) cause the delay of clinical trials or otherwise delay or prevent the regulatory approval of partnered product candidates; and/or (ii) delay or prevent the effective commercialization of partnered products. Such delays could have a material adverse effect on our business and financial condition. We also rely on our partners to commercialize and distribute their products and if they are unsuccessful in commercializing certain products, the resulting royalty revenue we would receive may be lower than expected.
If we or our partners fail to comply with regulatory requirements applicable to promotion, sale and manufacturing of approved products, regulatory agencies may take action against us or them, which could harm our business.
Any approved products, along with the manufacturing processes, post-approval clinical data requirements, labeling, advertising and promotional activities for these products, are subject to continual requirements and review by the FDA, and state and foreign regulatory bodies. Regulatory authorities subject a marketed product, its manufacturer and the manufacturing facilities to continual review and periodic inspections. We, our partners and our respective contractors, suppliers and vendors, will be subject to ongoing regulatory requirements, including complying with regulations and laws regarding advertising, promotion and sales of drug products, required submissions of safety and other post-market information and reports, registration requirements, current Good Manufacturing Practices regulations (including requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation), and the requirements regarding the distribution of samples to physicians and recordkeeping requirements. Further, because some of our proprietary and partnered products and product candidates are drug/device combination products, we and our partners will have to comply with extensive regulatory requirements than would otherwise be required for products that are not combination products. Regulatory agencies may change existing requirements or adopt new requirements or policies. We, our partners and our respective contractors, suppliers and vendors, may be slow to adapt or may not be able to adapt to these changes or new requirements.
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
We acquired the Antares auto-injector and specialty products business with the expectation that the acquisition will result in various benefits for the combined company, including providing an opportunity for increased revenues through growth of device revenue and commercial products and development of a new high volume auto-injector. Increased competition, unresolvable technical issues, deterioration in business conditions and other factors may limit our ability to enter into new collaboration agreements and grow this business. As such, we may not be able to realize the benefits anticipated in connection with the acquisition.
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
The business disruptions associated with a global pandemic could impact the business, product development priorities and operations of our partners, including potential delays in manufacturing their product candidates or approved products. For example, clinical trial conduct may be impacted in geographies affected by a pandemic. The progress or completion of these clinical trials could be adversely impacted by the pandemic. Additionally, interruption or delays in the operations of the FDA, the European Medicines Agency and other similar foreign regulatory agencies, or changes in regulatory priorities to focus on the pandemic, may affect required regulatory review, inspection, clearance and approval timelines. Disruptions such as these could result in delays in the development programs of our partnered products or impede the commercial efforts for approved products, resulting in potential reductions or delays in our revenues from partner royalty or milestone payments.

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
The aggregate amount of our consolidated indebtedness, net of debt discount, as of December 31, 2024 was $1,505.8 million, which includes $805.0 million in aggregate principal amount of the 2027 Convertible Notes and $720.0 million in aggregate principal of the 2028 Convertible Notes, net of unamortized debt discount of $7.5 million and $11.7 million for the 2027 Convertible Notes and 2028 Convertible Notes, respectively.
Our indebtedness may:
•make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on our indebtedness;
•limit our ability to borrow additional funds for working capital, capital expenditures, strategic corporate transactions or other general corporate purposes;
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
Patents and other proprietary rights are essential to our business. Our success will depend in part on our ability to obtain and maintain patent protection for our inventions, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have multiple patents and patent applications throughout the world pertaining to our recombinant human hyaluronidase and methods of use and manufacture, including an issued U.S. patent which expires in 2027 and additional patents that are valid into 2029, which we believe cover the products and product candidates under our existing collaborations, and Hylenex. Although we believe our patent filings represent a barrier to entry for potential competitors looking to utilize these hyaluronidases, upon expiration of our patents other pharmaceutical companies may (if they do not infringe our other patents) seek to compete with us by developing, manufacturing and selling biosimilars to the active drug ingredient in our ENHANZE technology used by our partners in combination with their products. Any such loss of patent protection or proprietary rights could lead to a reduction or loss of revenues, incentivize one or more of our key ENHANZE partners to terminate their relationship with us and impact our ability to enter into new collaboration and license agreements.
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
Future strategic corporate transactions could disrupt our business and impact our financial condition.
In order to augment and extend our revenue, we acquired Antares in May 2022 and we may decide to acquire additional businesses, products and technologies or pursue other corporate transactions and make investments which we believe are important to the future of our business. Any corporate transaction we pursue could require significant capital infusions and could involve many risks, including, but not limited to, the following:
•we may have to issue additional convertible debt or equity securities to complete a transaction, which would dilute our stockholders and could adversely affect the market price of our common stock.
•a corporate transaction may negatively impact our results of operations because it may require us to amortize or write down amounts related to goodwill and other intangible assets, or incur or assume substantial debt or liabilities, or it may cause adverse tax consequences, substantial depreciation or deferred compensation charges;
•our limited experience in evaluating, completing and integrating any business, product or technology we may acquire;
•we may encounter difficulties in assimilating and integrating the business, products, technologies, personnel or operations of companies that we acquire;
•certain corporate transactions may impact our relationship with existing or potential partners who are competitive with the acquired business, products or technologies;
•corporate transactions may require significant capital infusions and the acquired businesses, products or technologies may not generate sufficient value to justify acquisition costs;
•we may take on liabilities from any corporate transaction we pursue such as debt, legal liabilities or business risk which could be significant;
•a corporate transaction may disrupt our ongoing business, divert resources, increase our expenses and distract our management;
•a corporate transaction may involve the entry into a geographic or business market in which we have little or no prior experience; and
•key personnel of an acquired company may decide not to work for us.
If any of these risks occurred, it could adversely affect our business, financial condition and operating results. There is no assurance that we will be able to identify or consummate any future corporate transactions on acceptable terms, or at all. If we do pursue any future corporate transactions, it is possible that we may not realize the anticipated benefits from such corporate transactions or that the market will not view such acquisitions positively.
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
Risks Related To Ownership of Our Common Stock
The market price of our common stock is subject to significant volatility.
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. The high and low sales prices of our common stock during the twelve months ended December 31, 2024 were $65.53 and $33.15, respectively. In addition to the other risks and uncertainties described elsewhere in this Annual Report on Form 10-K and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:
•the presence of competitive products to our products or those being developed or commercialized by our partners;
•failure (actual or perceived) of our partners to devote attention or resources to the development or commercialization of partnered products or product candidates licensed to such partner;

•a dispute regarding our failure, or the failure of one of our partners, to comply with the terms of a collaboration agreement;
•the termination, for any reason, of any of our key program or collaboration agreements;
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
Anti-takeover provisions in our charter documents, the convertible note indentures and Delaware law may make an acquisition of us more difficult.
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
Extensive industry regulation has had, and will continue to have, a significant impact on our business. All pharmaceutical and medical device companies, including ours, are subject to extensive, complex, costly and evolving regulation by the health regulatory agencies including the FDA (and with respect to controlled drug substances, the U.S. Drug Enforcement Administration (“DEA”)) and equivalent foreign regulatory agencies and state and local/regional government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packaging, labeling, storing, recordkeeping, safety, approval, advertising, promotion, sale and distribution of our products and our partners’ products and product candidates. We are dependent on receiving FDA and other governmental approvals, including regulatory approvals in jurisdictions outside the United States, prior to manufacturing, marketing and shipping our products. Consequently, there is always a risk that the FDA or other applicable governmental authorities, including those outside the United States, will not approve our or our partners’ products or may impose onerous, costly and time-consuming requirements such as additional clinical or animal testing. Regulatory authorities may require that our partners change our studies or conduct additional studies, which may significantly delay or make continued pursuit of approval commercially unattractive to our partners. For example, the approval of the HYQVIA Biologics License Application was delayed by the FDA until we and our partner provided additional preclinical data sufficient to address concerns regarding non-neutralizing antibodies to rHuPH20 that were detected in the registration trial. Although these antibodies have not been associated with any known adverse clinical effects, and the HYQVIA Biologics License Application was ultimately approved by the FDA, the FDA or other foreign regulatory agency may, at any time, halt our and our partners’ development and commercialization activities due to safety concerns. In addition, even if our proprietary or partnered products are approved, regulatory agencies may also take post-approval action limiting or revoking our or our partners’ ability to sell these products. Any of these regulatory actions may adversely affect the economic benefit we may derive from our proprietary or our partnered products and therefore harm our financial condition.
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

Because some of our and our partners’ products and product candidates are considered to be drug/device combination products, the regulatory approval and post-approval requirements that we and they are required to comply with can be more complex.
Many of our and our partners’ products and product candidates are considered to be drug/device combination products by the FDA, consisting of a drug product and a drug delivery device. If marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. A combination product, however, is assigned to a center that will have primary jurisdiction over its pre-market review and regulation based on a determination of the product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of our and our partners’ products and product candidates, the primary mode of action is typically attributable to the drug component of the products, which means that the Center of Drug Evaluation and Research has primary jurisdiction over the products’ premarket development and review. These products and product candidates will be and have been subject to the FDA drug approval process and will not require a separate FDA clearance or approval for the device component. Even though these products and product candidates will not require a separate FDA clearance or approval, both the drug and device centers within the FDA will review the marketing application for safety, the efficacy of both the drug and device component, including the design and reliability of the injector, and a number of other different areas, such as to ensure that the drug labeling adequately discloses all relevant information and risks, and to confirm that the instructions for use are accurate and easy to use. These reviews could increase the time needed for review completion of a successful application and may require additional studies, such as usage studies, to establish the validity of the instructions for use. Such reviews and requirements may extend the time necessary for the approval of drug-device combinations. In the case of combination product candidates for which we or our partners are seeking approval via the abbreviated new drug application pathway, it is also possible that the agency may decide that the unique nature of combination products leads it to question the claims of bioequivalence and/or same labeling, resulting in the need to refile the application under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act. This may result in delays in product approval and may cause us or our partners to incur additional costs associated with testing, including clinical trials. Approval via the 505(b)(2) pathway may also result in additional selling expenses and a decrease in market acceptance due to the lack of substitutability by pharmacies or formularies. In addition, approval under the 505(b)(2) or abbreviated new drug application regulatory pathway is not a guarantee of an exclusive position for the approved product in the marketplace.
Further, although precedent and guidance exist for the approval of such combination products, the FDA could change what it requires or how it reviews submissions. Changes in review processes or the requirement for the study of combination products could delay anticipated launch dates or be cost prohibitive. Such delay or failure to launch these products or devices could adversely affect our revenues and future profitability. If our or our partners’ combination product candidates are approved, we, our partners, and any of our respective contractors will be required to comply with FDA regulatory requirements related to both drugs and devices. For instance, drug/device combination products must comply with both the drug current Good Manufacturing Practices and device Quality System Regulations. Depending on whether the drug and device components are at the same facility, however, the FDA regulations provide a streamlined method to comply with both sets of requirements. The FDA has specifically promulgated guidance on injectors, which discuss the FDA’s requirements with respect to marketing application and post-market injector design controls and reliability analyses. Additionally, drug/device combination products will be subject to additional FDA and constituent part reporting requirements. Compliance with these requirements will require additional effort and monetary expenditure.
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
Our business operations and activities may be directly, or indirectly, subject to various broad federal and state healthcare laws, including without limitation, anti-kickback laws, the Foreign Corrupt Practices Act (“FCPA”), false claims laws, civil monetary penalty laws, data privacy and security laws, tracing and tracking laws, as well as transparency (or “sunshine”) laws regarding payments or other items of value provided to healthcare providers. These laws may restrict or prohibit a wide range of business activities, including, but not limited to, research, manufacturing, distribution, pricing, discounting, marketing and promotion and other business arrangements. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as sales, marketing and education programs. Many states have similar healthcare fraud and abuse laws, some of which may be broader in scope and may not be limited to items or services for which payment is made by a government health care program.
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
We or our partners may become involved in interference proceedings in the U.S. Patent and Trademark Office, or other proceedings in other jurisdictions, to determine the priority, validity or enforceability of our patents or our partners’ patents related to our collaborations. For example, as a result of two such proceedings, in March 2023 and October 2024 the Opposition Division of the European Patent Office revoked two of Janssen’s co-formulation patents for DARZALEX® (daratumumab) SC. Failure to overturn a first instance adverse decision on appeal, if available, could result in permanent loss of the contested patent rights. In addition, costly litigation could be necessary to protect our patent position. Successful challenges to the priority, validity or enforceability of our or our partners’ patents could have a material adverse effect on our business and financial condition.
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
If the FDA determines that a company has improperly promoted a product “off label” or otherwise not in accordance with the agency’s promotional requirements, the FDA may issue a warning letter or seek other enforcement action to limit or restrict certain promotional activities or materials or seek to have product withdrawn from the market or seize product, among other enforcement requirements. In addition, a company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil fines, criminal fines and penalties, civil damages and exclusion from federal funded healthcare programs such as Medicare and Medicaid and/or government contracting, consent decrees and corporate integrity agreements, as well as potential liability under the federal False Claims Act and applicable state false claims acts. Conduct giving rise to such liability could also form the basis for private civil litigation by third-party payers or other persons allegedly harmed by such conduct.
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
Certain of our products are controlled substances and accordingly, we, and our contractors, distributors, prescribers, and dispensers must comply with Federal controlled substances laws and regulations, enforced by the DEA, as well as state-controlled substances laws and regulations enforced by state authorities. These requirements include, but are not limited to, registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, and other requirements. These requirements are enforced by the DEA through periodic inspections. Not only must continuous controlled substance registration be maintained, but compliance with the applicable controlled substance requirements will require significant efforts and expenditures, which could also inhibit successful commercialization. These compliance requirements also add complexity to the distribution, prescribing and dispensing of certain of our products that may also impact commercialization, including the establishment of anti-diversion procedures. If we and our contractors, distributors, prescribers, and dispensers do not comply with the applicable controlled substance requirements, we or they may be subject to administrative, civil or criminal enforcement, including civil penalties, refusals to renew necessary registrations, revocation of registrations, criminal proceedings, or consent decrees.
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
The rising cost of healthcare pricing has led to cost containment pressures from third-party payers as well as changes in federal coverage and reimbursement policies and practices that could cause us and our partners to sell our products at lower prices, and impact access to our and our partners’ products, resulting in less revenue to us.
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

In this dynamic environment, we are unable to predict which or how many federal policy, legislative or regulatory changes that impact Halozyme may ultimately be enacted. To the extent federal government initiatives decrease or modify the coverage or reimbursement available for our or our partners’ products, limit or impact our decisions regarding the pricing of biopharmaceutical products or otherwise reduce the use of our or our partners’ U.S. products, such actions could have a material adverse effect on our business and results of operations.
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
In addition, private payers in the U.S., including insurers, pharmacy benefit managers, integrated healthcare delivery systems, and group purchasing organizations, are continuously seeking ways to reduce their drug costs. Many payers have developed and continue to develop ways to shift a greater portion of drug costs to patients through, for example, limited benefit plan designs, high deductible plans and higher co-pay or coinsurance obligations. Consolidation in the payer space has also resulted in a few large pharmacy benefit managers and insurers which place greater pressure on pricing and utilization negotiations for our and our partners’ products in the U.S., increasing the need for higher discounts and rebates and limiting patient access and utilization. Ultimately, additional discounts, rebates and other price reductions, fees, coverage and plan changes, or exclusions imposed by these private payers on our and our partners’ products could have an adverse effect on product sales, our business and results of operations.
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
Additionally, artificial intelligence (“AI”) based software is increasingly being used in the biopharmaceutical industry. Use of AI based software may lead to the inadvertent release of confidential proprietary information, which may impact our ability to realize the benefit of our intellectual property.
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
Our operations, including laboratories, offices and other research facilities, are headquartered in San Diego, California. We have additional facilities in Ewing, New Jersey and Minnetonka, Minnesota. We depend on our facilities and on our collaborators, contractors and vendors for the continued operation of our business. Natural disasters or other catastrophic events, pandemics, interruptions in the supply of natural resources, political and governmental changes, regulatory developments, wildfires and other fires, tornadoes, floods, explosions, actions of animal rights activists, earthquakes, civil unrest and geopolitical actions (including war and terrorism) could disrupt our operations or those of our partners, contractors and vendors. Even though we believe we carry commercially reasonable business interruption and liability insurance, and our contractors may carry liability insurance that protect us in certain events, we may suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our partners’ research and development programs.
Cyberattacks, security breaches or system breakdowns may disrupt our operations and harm our operating results and reputation.
We, our partners and our vendors are subject to increasingly sophisticated attempts to gain unauthorized access to our information technology storage and access systems and are devoting resources to protect against such intrusion. Cyberattacks could render us, our partners or our vendors unable to utilize key systems or access important data needed to operate our business. The wrongful use, theft, deliberate sabotage or any other type of security breach with respect to any of our or any of our vendors and partners’ information technology storage and access systems could result in the breakdown or other service interruption, or the disruption of our ability to use such systems or disclosure or dissemination of proprietary and confidential information that is electronically stored, including intellectual property, trade secrets, financial information, regulatory information, strategic plans, sales trends and forecasts, litigation materials or personal information belonging to us, our staff, our patients, customers and/or other business partners which could result in a material adverse impact on our business, operating results and financial condition. We continue to invest in monitoring, and other security and data recovery measures to protect our critical and sensitive data and systems. However, these may not be adequate to prevent or fully recover systems or data from all breakdowns, service interruptions, attacks or breaches of our systems. In addition, our cybersecurity insurance may not be sufficient to cover us against liability related to any such breaches. Furthermore, any physical break-in or trespass of our facilities could result in the misappropriation, theft, sabotage or any other type of security breach with respect to our proprietary and confidential information, including research or clinical data or damage to our research and development equipment and assets. Such adverse effects could be material and irrevocable to our business, operating results, financial condition and reputation.
Violence, physical attacks or threats of violence directed toward company facilities or key company personnel may disrupt company operations and undermine investor confidence.
Our office and manufacturing facilities face the risk of physical attacks, both threatened and actual, which could negatively impact our ability to conduct day-to-day operations. Despite the implementation of security measures designed to prevent such physical attacks, our facilities are potentially vulnerable to the failure of such security measures due to various causes such as human error or technological failure. If, despite implementation of our security measures, a significant physical attack occurred, our operations could be disrupted for an extended period of time, and we could experience costly property damage, loss of revenues, and other financial loss which could have an adverse impact on our results of operations. Further, if any of our key company personnel were harmed as a result of a physical attack on our facilities or other act of violence, such attack could disrupt our ability to operate our business and undermine investor confidence.
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
Cybersecurity Governance
Our Incident Response Team has the primary responsibility of assessing and managing risks from cybersecurity threats and implementing the various stages of our IRP set forth above. The Incident Response Team is comprised of the following IT Systems management personnel and members of senior management:
•Chief Information Officer (“CIO”) – Our CIO has over 25 years of information technology experience across a wide range of industry sectors including life sciences, medical device, pharmaceutical, real estate and software development with responsibility in cybersecurity, data analytics and GenAI implementations for the last 10 years, and 20 years of business continuity planning and disaster recovery planning and execution. Our CIO has oversight of our cybersecurity strategy and building out our cybersecurity capabilities and infrastructure in response to the growing threat from potential cyber security incidents on our IT Systems. Our CIO is also responsible for the integration of our cybersecurity management into our overall enterprise risk management strategy;
•Associate Director, Information Technology (“IT Security Director”) – Our IT Security Director has approximately 20 years of relevant information technology experience including at least 15 years of hands-on experience working in various cybersecurity domains, including asset and network security and architecture, identity access management, disaster recovery and business continuity. Our IT Security Director’s responsibilities include serving as the lead for cybersecurity under the direction of the CIO and maturing our cybersecurity program across all cybersecurity domains, including security and risk management. Our IT Security Director is a Certified Information Systems Security Professional and has an NACD CERT certificate in cybersecurity oversight;
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
We have also instituted a separate process for communicating with the Audit Committee regarding any risks from an actual cybersecurity threat in the event we are the target of a specific cybersecurity incident. As part of our response to such an incident, members of the Incident Response Team would provide an initial awareness communication of the incident to our Chief Financial Officer then to the Chief Executive Officer who would in turn inform the Chairman of our Board of Directors (“Board Chair”) and the Chair of the Audit Committee (“Audit Committee Chair”). Following an initial assessment of the incident by senior management and IT Systems personnel, we would provide a follow-up communication to the Board Chair and Audit Committee Chair and determine whether further escalation to the full Board of Directors is warranted.

Item 2.Properties
Our properties consist of leased office, laboratory, warehouse and assembly facilities. Our administrative offices and research facilities are located in San Diego, California. We also lease a building in Minnetonka, Minnesota consisting of office, assembly operations, and warehousing space, and have a small administrative office in Ewing, New Jersey. As of December 31, 2024, we leased an aggregate of approximately 162,000 square feet of space. We believe our facilities are adequate for our current and near-term needs.
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
Our common stock is listed on the NASDAQ Global Select Market under the symbol “HALO.” As of February 11, 2025, we had approximately 136,528 stockholders of record and beneficial owners of our common stock.
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
Purchase of Equity Securities by the Issuer
In December 2021, our Board of Directors authorized a capital return program to repurchase up to $750.0 million of our outstanding common stock over a three-year period which we completed in June 2024. A total of 19.1 million shares were repurchased over the three-year period at an average price per share of $39.31. All shares repurchased under our capital return programs have been retired and have resumed their status of authorized and unissued shares.
In February 2024, our Board of Directors authorized a new capital return program to repurchase up to $750.0 million of our outstanding common stock. In December 2024, we entered into an Accelerated Share Repurchase (“ASR”) agreement with
Bank of America to repurchase $250.0 million of our common stock. Pursuant to the agreement, at the inception of the ASR, we paid $250.0 million to Bank of America and took initial delivery of 4.2 million shares, representing approximately 80 percent of the total shares that will be repurchased under the ASR agreement measured based on the closing price of our common stock on the transaction trade date. The final share count will be determined at the transaction settlement date. All shares repurchased under our capital return programs have been retired and have resumed their status of authorized and unissued shares.
The table below sets forth information regarding repurchases during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Weighted-Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be purchased under the Programs (thousands)
October 1, 2024 through October 31, 2024	—	$—	—	$750,000
November 1, 2024 through November 30, 2024	—	$—	—	$750,000
December 1, 2024 through December 31, 2024(1)	4,181,476	$—	4,181,476	$500,000
Total	4,181,476		4,181,476
(1)    Purchased under the share repurchase program authorized in February 2024. The shares are purchased through an ASR agreement to repurchase $250.0 million of common stock. In December 2024, we took initial delivery of 4.2 million shares, representing approximately 80 percent of the total shares that will be repurchased under the ASR agreement measured based on the closing price of our common stock on the transaction trade date. The final share count will be determined at settlement date.

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
The graph below compares Halozyme Therapeutics, Inc.’s cumulative five-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2019 to December 31, 2024. The historical stock price performance included in this graph is not necessarily indicative of future stock price performance.
COMPARISON OF CUMULATIVE TOTAL RETURN FROM
12/31/2019 THROUGH 12/31/2024
Among Halozyme Therapeutics, Inc., The NASDAQ Composite Index
and The NASDAQ Biotechnology Index

450
400
350
300
250
200
150
100
50
0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Halozyme Therapeutics, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/2019 in stock or index, including reinvestment of dividends.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Halozyme Therapeutics, Inc.	$100	$241	$227	$321	$208	$270
NASDAQ Composite	$100	$145	$177	$119	$173	$224
NASDAQ Biotechnology	$100	$126	$126	$114	$119	$118

Item 6.[Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the Part I, Item 1A. Risks Factors, and elsewhere in this Annual Report on Form 10-K. References to “Notes” are Notes included in our Notes to Consolidated Financial Statements in Part II, Item 8, in this Annual Report on Form 10-K.
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
Our ENHANZE partners’ approved products and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 works by breaking down hyaluronan, a naturally occurring carbohydrate that is a major component of the extracellular matrix of the SC space. This temporarily reduces the barrier to bulk fluid flow allowing for improved and more rapid SC delivery of high dose, high volume injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as ENHANZE. We license our ENHANZE technology to form collaborations with biopharmaceutical companies that develop and/or market drugs requiring or benefiting from injection via the SC route of administration. In the development of proprietary intravenous (“IV”) drugs combined with our ENHANZE technology, data have been generated supporting the potential for ENHANZE to reduce patient treatment burden, as a result of shorter duration of SC administration with ENHANZE compared to IV administration. ENHANZE may enable fixed-dose SC dosing compared to weight-based dosing typically required for IV administration, extend the dosing interval for drugs that are already administered subcutaneously and potentially allow for lower rates of infusion-related reactions. ENHANZE may enable more flexible treatment options such as home administration by a healthcare professional or potentially the patient or caregiver. Lastly, certain proprietary drugs co-formulated with ENHANZE have been granted additional exclusivity, extending the patent life of the product beyond the patent expiry of the proprietary IV drug.
We currently have ENHANZE collaborations and licensing agreements with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Takeda Pharmaceuticals International AG and Baxalta US Inc. (“Takeda”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol Myers Squibb Company (“BMS”), argenx BVBA (“argenx”), ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”), Chugai Pharmaceutical Co., Ltd. (“Chugai”) and Acumen Pharmaceuticals, Inc. (“Acumen”). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales-based milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently earn royalties from the sales of nine commercial products including sales of five commercial products from the Roche collaboration and one commercial product from each of the Takeda, Janssen, argenx and BMS collaborations.
We have commercialized auto-injector products with Teva Pharmaceutical Industries, Ltd. (“Teva”) and Otter Pharmaceuticals, LLC (“Otter”). We have development programs including our auto-injectors with Idorsia Pharmaceuticals Ltd. (“Idorsia”).
Our commercial portfolio of proprietary products includes Hylenex®, utilizing rHuPH20, and XYOSTED®, utilizing our auto-injector technology.

Our 2024 and recent key events are as follows:
Roche
•In September 2024, Roche announced the U.S. Food and Drug Administration (“FDA”) approved OCREVUS ZUNOVO with ENHANZE as a twice a year ten-minute SC injection for the treatment of relapsing multiple sclerosis and primary progressive multiple sclerosis, and in July 2024 and June 2024, Roche announced the Medicines and Healthcare products Regulatory Agency and European Commission granted marketing authorization in Great Britain and the European Union (“EU”), respectively, for Ocrevus (ocrelizumab) SC for the same indications marking our eight approved partner product with ENHANZE.
•In September 2024, Roche announced the FDA approved TECENTRIQ HYBREZA with ENHANZE for all approved adult indications of IV TECENTRIQ and was made available to patients, resulting in a $12.0 million milestone payment.
•In April 2024, Roche’s MabThera SC was approved by the China National Medical Products Administration to treat diffuse large B-cell lymphoma.
•In January 2024, Roche received European Commission marketing authorization for Tecentriq SC for all approved indications of Tecentriq IV for multiple cancer types.
argenx
•In December 2024, argenx announced the Ministry of Health, Labour and Welfare in Japan approved VYVDURA for the treatment of patients with chronic inflammatory demyelinating polyneuropathy.
•In November 2024, Zai Lab Limited (argenx commercial partner for China) announced the National Medical Products Administration approval of VYVGART Hytrulo for the treatment of patients with chronic inflammatory demyelinating polyneuropathy.
•In October 2024, argenx initiated two studies evaluating VYVGART Hytrulo with ENHANZE, a Phase 3 study for adult patients with ocular myasthenia gravis and a Phase 2 study for kidney transplant recipients with antibody mediated rejection.
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
•In July 2024, argenx announced the National Medical Products Administration approved the Biologics License Application of efgartigimod SC for generalized myasthenia gravis in China.
•In June 2024, argenx announced the FDA approved VYVGART Hytrulo with ENHANZE for the treatment of chronic inflammatory demyelinating polyneuropathy, and completed the regulatory submissions of VYVGART SC for chronic inflammatory demyelinating polyneuropathy in Europe during the second quarter of 2024. Submission to Canadian Health Authorities for regulatory approval is expected in 2025.
•In the first quarter of 2024, argenx initiated two registrational studies evaluating efgartigimod with ENHANZE administered by pre-filled syringe in subjects with thyroid eye disease.
•In January 2024, argenx received regulatory approval in Japan for VYVDURA (efgartigimod alfa and hyaluronidase-qvfc) co-formulated with ENHANZE for the treatment of adult patients with generalized myasthenia gravis including options for self-administration, and in April 2024, VYVDURA was made available to patients resulting in $14.0 million in total milestone payments.
Janssen
•In February 2025, Janssen received a positive opinion from the Committee for Medicinal Products for Human Use of the European Medicines Agency recommending an extension of marketing authorization for a SC formulation of RYBREVANT (amivantamab) with ENHANZE in combination with LAZCLUZE (lazertinib) for the first-line treatment of adult patients with advanced non-small cell lung cancer with epidermal growth factor receptor exon 19 deletions or exon 21 L858R substitution mutations, and as a monotherapy for the treatment of adult patients with advanced non-small cell lung cancer with activating epidermal growth factor receptor exon 20 insertion mutations after failure of platinum-based therapy.

•In November 2024, Janssen announced the submission of regulatory applications to the FDA and the European Medicines Agency seeking approval of a new indication for DARZALEX FASPRO in the U.S. and DARZALEX SC in the EU as a monotherapy for the treatment of adult patients with high-risk smoldering multiple myeloma.
•In October 2024, Janssen announced the European Commission approved DARZALEX SC for the treatment of patients newly diagnosed with multiple myeloma who are eligible for autologous stem cell transplant in combination with bortezomib, lenalidomide and dexamethasone.
•In September 2024, Janssen announced the submission of a supplemental Biologics License Application to the FDA for approval of a new indication of DARZALEX FASPRO in combination with bortezomib, lenalidomide and dexamethasone for the treatment of adult patients with newly diagnosed multiple myeloma for whom autologous stem cell transplant is deferred or who are ineligible for autologous stem cell transplant.
•In August 2024, the FDA designated Janssen’s Biologics License Application priority review status for amivantamab SC in combination with LAZCLUZE for currently approved or submitted indication of IV in certain patients with epidermal growth factor receptor-mutated non-small cell lung cancer. In December 2024, Janssen announced the FDA issued a Complete Response Letter for the Biologics License Application related to observations as part of a standard pre-approval inspection at a manufacturing facility. Janssen has indicated they are working closely with the FDA to bring SC amivantamab to patients as quickly as possible.
•In July 2024, Janssen announced the FDA approved DARZALEX FASPRO for an additional indication in newly diagnosed multiple myeloma patients who are eligible for autologous stem cell transplant in combination with bortezomib, lenalidomide and dexamethasone.
•In May 2024, Janssen announced the submission of a marketing authorization application to the European Medicines Agency for the SC formulation of RYBREVANT (amivantamab) with ENHANZE for the treatment of patients with epidermal growth factor receptor-mutated non-small cell lung cancer, and in June 2024, Janssen announced the submission of a Biologics License Application to the FDA for amivantamab SC co-formulated with ENHANZE also for epidermal growth factor receptor-mutated non-small cell lung cancer.
ViiV
•In September 2024, ViiV expanded its global collaboration and license agreement providing ViiV the ability to exclusively access our ENHANZE drug delivery technology for one additional undisclosed target.
•In March 2024, ViiV initiated a Phase 1 study of VH4524184 with ENHANZE to evaluate the safety, tolerability, and pharmacokinetic measures in healthy adults.
Takeda
•In December 2024, Takeda announced the Ministry of Health, Labour and Welfare in Japan approved HYQVIA with ENHANZE for patients with agammaglobulinemia or hypogammaglobulinemia disorders characterized by very low or absent levels of antibodies and an increased risk of serious recurring infection caused by Primary Immunodeficiency or secondary immunodeficiency.
•In August 2024, Takeda submitted a New Drug Application in Japan seeking approval for HYQVIA with ENHANZE for the treatment of chronic inflammatory demyelinating polyneuropathy/Multifocal Motor Neuropathy.
•In June 2024, Takeda announced that Health Canada approved HYQVIA as a replacement therapy for Primary Immunodeficiency and secondary immunodeficiencies in pediatric patients two years of age and older.
•In January 2024, Takeda received FDA and European Commission approval for HYQVIA for the treatment of chronic inflammatory demyelinating polyneuropathy.
BMS
•In December 2024, BMS announced the FDA approved Opdivo Qvantig (nivolumab and hyaluronidase-nvhy) with ENHANZE for SC use in most previously approved adult, solid tumor IV Opdivo (nivolumab) indications resulting in the recognition of a $20.0 million milestone payment, and in January 2025, Opdivo Qvantig was made available to patients.
•In May 2024, BMS announced the FDA accepted its Biologics License Application for the SC formulation of Opdivo (nivolumab) co-formulated with ENHANZE, resulting in a $15.0 million milestone payment.
•In June 2024, BMS announced the European Medicines Agency validated its Extension Application for the SC formulation of Opdivo (nivolumab) co-formulated with ENHANZE, resulting in a $7.0 million milestone payment.

Acumen
•In July 2024, Acumen initiated a Phase 1 study of sabirnetug (ACU193) co-formulated with ENHANZE for the treatment of early Alzheimer’s disease.
Corporate
•In June 2024, we announced the issuance of a new European Patent covering the ENHANZE rHuPH20 product obtained from our ENHANZE manufacturing methods that we provide to our licensees. The newly granted patent maintains the original royalty rate on sales of DARZALEX SC in 37 European countries until expiration of the patent in March 2029.
•In June 2024, we completed the $250 million ASR initiated in November of 2023, resulting in a total repurchase of 6.5 million shares at a price of $38.35 per share which concluded our December 2021 share repurchase program resulting in a total of 19.1 million shares repurchased over the three-year period at an average price per share of $39.31.
•In February 2024, our Board of Directors authorized our third capital return program to repurchase up to $750.0 million of our outstanding common stock. In December 2024, we entered into an ASR agreement with Bank of America to repurchase $250.0 million of our common stock and took initial delivery of 4.2 million shares, representing approximately 80 percent of the total shares that will be repurchased under the ASR agreement measured based on the closing price of our common stock on the transaction trade date. The final share count will be determined at the transaction settlement date.

Results of Operations
Comparison of Years Ended December 31, 2024 and 2023
Royalties – Royalties were as follows (in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2024	2023	Dollar	Percentage
Royalties	$570,991	$447,865	$123,126	27%
The increase in royalties was primarily driven by continued sales uptake of DARZALEX SC by Janssen and Phesgo by Roche in all geographies, and the prior year launch of Vyvgart Hytrulo by argenx. We expect royalty revenue to further grow as a result of anticipated increasing partner product sales of DARZALEX SC and Phesgo, and sales of recently launched ENHANZE partner products, VYVGART Hytrulo, TECENTRIQ SC, OCREVUS SC and Opdivo Qvantig. We expect modest price erosion to continue on earlier launched ENHANZE partner products, Herceptin and MabThera.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2024	2023	Dollar	Percentage
Proprietary product sales	$166,620	$130,834	$35,786	27%
Bulk rHuPH20 sales	86,334	115,442	(29,108)	(25)%
Device partnered product sales	50,538	54,578	(4,040)	(7)%
Total product sales, net	$303,492	$300,854	$2,638	1%
The increase in product sales, net was primarily due to contributions from our proprietary products driven by continued market penetration, partially offset by lower sales of bulk rHuPH20 driven by the lower cost of the product which is passed on to partners and the timing of partner demand, and device partnered products driven by the timing of partner demand. We expect product sales of bulk rHuPH20 and device partnered products to fluctuate in future periods based on the needs of our partners.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2024	2023	Dollar	Percentage
Upfront license and target nomination fees	$27,000	$2,000	$25,000	1,250%
Event-based development milestones, regulatory milestones and other fees	72,500	69,000	3,500	5%
Sales-based milestones	30,000	—	30,000	100%
Device licensing and development revenue	11,341	9,534	1,807	19%
Total revenues under collaborative agreements	$140,841	$80,534	$60,307	75%
The increase in revenues under collaborative agreements was primarily due to the timing of milestones achieved. Revenue from upfront licenses fees, license fees for the election of additional targets, event-based payments, license maintenance and other license fees vary from period to period based on our ENHANZE collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our partners’ ability to meet various clinical, regulatory and event-based milestones set forth in such agreements and our ability to obtain new collaborative agreements.

Operating expenses – Operating expenses were as follows (in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2024	2023	Dollar	Percentage
Cost of sales	$159,417	$192,361	$(32,944)	(17)%
Amortization of intangibles	71,049	73,773	(2,724)	(4)%
Research and development	79,048	76,363	2,685	4%
Selling, general and administrative	154,335	149,182	5,153	3%

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
Selling, General and Administrative – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related costs for personnel in executive, selling and administrative functions, as well as professional fees for legal and accounting, business development, commercial operations support for proprietary products and alliance management, and marketing support for our collaborations. The increase in SG&A expense was primarily due to increased compensation expense and consulting and professional service fees, partially offset by planned reductions in commercial marketing expense.
Investment and other income, net – Investment and other income, net was as follows (in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2024	2023	Dollar	Percentage
Investment and other income, net	$23,752	$16,317	$7,435	46%
Investment and other income, net consists primarily of interest income on our cash, cash-equivalent and marketable securities. The increase in investment and other income, net was primarily due to an increase in the average invested balance, partially offset by lower market interest rates.
Interest Expense – Interest expense was as follows (in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2024	2023	Dollar	Percentage
Interest expense	$18,095	$18,762	$(667)	(4)%
Interest expense consists primarily of costs related to our convertible notes and revolving credit facility. Interest expense was relatively flat year over year.
Income Tax Expense – Income tax expense was as follows (in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2024	2023	Dollar	Percentage
Income tax expense	$113,041	$66,735	$46,306	69%
The increase in income tax expense was primarily due to higher income before income tax expense and a decrease in tax benefits associated with research and development credits, partially offset by an increase in tax benefits mainly related to a share-based compensation windfall and Foreign Derived Intangible Income deduction recognized during the current period.
Comparison of Years Ended December 31, 2023 and 2022
For discussion related to changes in financial condition and the results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 20, 2024.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $596.1 million. We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborative agreements and cash that we may raise through future transactions. We may raise cash through any one of the following financing vehicles: (i) new collaborative agreements; (ii) expansions or revisions to existing collaborative relationships; (iii) private financings; (iv) other equity or debt financings; (v) monetizing assets; and/or (vi) the public offering of securities.
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
Long-term debt
Our long-term debt consists of convertible notes. As of December 31, 2024, the aggregate principal amount of our convertible notes was $1,525.0 million. As of December 31, 2024, future interest payments associated with our convertible notes totaled $30.4 million, with $9.2 million payable within 12 months.
Leases
We have lease arrangements related to our office and research facilities and certain vehicles under non-cancelable operating leases. As of December 31, 2024, we have lease payment obligations of $37.4 million, with $7.1 million payable within 12 months.
Third-party manufacturing obligations
We have contracted with third-party manufacturers for the supply of bulk rHuPH20, fill/finish of Hylenex recombinant, other proprietary products and partnered products. Under these agreements, we are required to purchase certain quantities each year during the terms of the agreements. Contractual obligations for purchases of goods or services include agreements that are enforceable and legally binding to us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. For obligations with cancellation provisions, the amounts disclosed were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee. As of December 31, 2024, we had third-party manufacturing obligations of $139.3 million, payable within 12 months.
Other purchase obligations and commitments
Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services. As of December 31, 2024, we had other purchase obligations and other commitments of $26.5 million, with $24.3 million payable within 12 months.
The expected timing of payments of the obligations above is estimated based on information we have as of December 31, 2024. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

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
Cash Flows

	Year Ended December 31,
(in thousands)	2024	2023	Change
Net cash provided by operating activities	$479,064	$388,571	$90,493
Net cash used in investing activities	(262,723)	(96,909)	(165,814)
Net cash used in by financing activities	(218,861)	(407,987)	189,126
Net decrease in cash, cash equivalents and restricted cash	$(2,520)	$(116,325)	$113,805
Operating Activities
The increase in net cash provided by operations was primarily due to an increase in revenue, partially offset by higher working capital spend.
Investing Activities
The increase in net cash used in investing activities was primarily due to an increase in net purchases of marketable securities, partially offset by a decrease in capital spend for property and equipment.
Financing Activities
The decrease in net cash used in financing activities was primarily due to a decrease in share repurchase of common stock by $152.4 million and $13.5 million in cash paid on the conversion of our 2024 Convertible Notes in the prior year, partially offset by an increase in net proceeds from the issuance of common stock under our equity incentive plan.
Share Repurchases
In December 2021, our Board of Directors approved a share repurchase program to repurchase up to $750.0 million of our outstanding common stock which we completed in June 2024. In February 2024, our Board of Directors authorized a new capital return program to repurchase up to $750.0 million of our outstanding common stock. Refer to Part I, Item 8, Note 10, Stockholders’ Equity, to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our share repurchases.
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
Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2028 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. As of December 31, 2024, the 2028 Convertible Notes were not convertible.
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
Capped Call Transactions
In connection with the offering of the 2028 Convertible Notes, we entered into capped call transactions with certain counterparties (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2028 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2028 Convertible Notes. The cap price of the Capped Call Transactions is initially $75.4075 per share of common stock, representing a premium of 75% above the last reported sale price of $43.09 per share of common stock on August 15, 2022, and is subject to certain adjustments under the terms of the Capped Call Transactions. As of December 31, 2024, no capped calls had been exercised.
Pursuant to their terms, the capped calls qualify for classification within stockholders’ equity in our consolidated balance sheets, and their fair value is not remeasured and adjusted as long as they continue to qualify for stockholders’ equity classification. We paid approximately $69.1 million for the Capped Calls, including applicable transaction costs, which was recorded as a reduction to additional paid-in capital in the consolidated balance sheets. The Capped Call Transactions are separate transactions entered into by us with the capped call Counterparties, are not part of the terms of the 2028 Convertible Notes, and do not affect any holder’s rights under the 2028 Convertible Notes. Holders of the 2028 Convertible Notes do not have any rights with respect to the Capped Call Transactions.
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
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. As of December 31, 2024, the 2027 Convertible Notes were not convertible.
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
As of December 31, 2024, the revolving credit facility was undrawn.

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are outlined in Part II, Item 8, Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in this Annual Report on Form 10-K. We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions

For collaborative agreements, we are entitled to receive event-based payments subject to the collaboration partner’s achievement of specified development and regulatory milestones. We recognize revenue when it is deemed probable that these milestones will be achieved, which could be in a period prior to its actual occurrence. At the end of each reporting period, we re-evaluate the probability of achievement of such milestones, and if necessary, adjust our estimate of the overall transaction price.
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
For collaborative arrangements, when necessary, we perform an allocation of the upfront amount based on relative standalone selling prices (“SSP”) of licenses for individual targets. We determine license SSP using an income-based valuation approach utilizing risk-adjusted discounted cash flow projections of the estimated return a licensor would receive where applicable, or an alternative valuation method as indicative value from historical transactions.
	The inputs used in the valuation model to determine SSP are based on estimates utilizing market data, information provided by our collaboration partners and data from historical transactions.	Differences in the allocation of the transaction price between delivered and undelivered performance obligations can impact the timing of revenue recognition but do not change the total revenue recognized under any agreement.

Goodwill and Intangibles
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions
Goodwill and in-process research and development are not amortized; however, they are reviewed for impairment at least annually. We test for potential impairment of goodwill and other intangible assets that have indefinite useful lives annually in the second fiscal quarter or whenever indicators of impairment arise.
	In the year of acquisition, significant estimates and assumptions are used to estimate the fair value of the intangible assets. Subsequent to the initial recognition, we monitor these assets for impairment indicators.	A change in any of the estimates or assumptions used may result an impairment charge in our consolidated statement of income.

Recent Accounting Pronouncements
Refer to Part II, Item 8, Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements and their effect, if any, on us.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk
As of December 31, 2024, our cash equivalents and marketable securities consisted of investments in money market funds, asset-backed securities, U.S. Treasury securities, corporate debt securities and agency bonds. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security may decline. Based on our current investment portfolio as of December 31, 2024, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework) (the “COSO criteria”). Based on our assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on the COSO criteria. The independent registered public accounting firm that audited the consolidated financial statements that are included in this Annual Report on Form 10-K has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2024. The report appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Halozyme Therapeutics, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Halozyme Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Halozyme Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (2) and our report dated February 18, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Diego, California
February 18, 2025

Item 9B.Other Information
During the three months ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408 of Regulation S-K).

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors is incorporated by reference to our definitive Proxy Statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission in connection with our 2025 Annual Meeting of Stockholders no later than 120 days after December 31, 2024 under the heading “Election of Directors.” Our Code of Conduct and Ethics applies to all of our employees, officers and directors and is available on our website at www.halozyme.com. Amendments to or waivers of our Code of Conduct and Ethics granted to any of our directors or executive officers will be published promptly within four business days on our website, www.halozyme.com. Please note that the information on our website is not incorporated by reference in this Annual Report on Form 10-K. The information required by this item regarding our Audit Committee is incorporated by reference to the information under the caption “Board Meetings and Committees—Audit Committee” to be contained in the Proxy Statement. The information required by this item regarding material changes, if any, to the process by which stockholders may recommend nominees to our Board of Directors is incorporated by reference to the information under the caption “Board Meetings and Committees—Nominating and Governance Committee” to be contained in the Proxy Statement. The information required by this item regarding our insider trading policies and procedures is incorporated by reference to the information under the caption “Insider Trading Policies and Procedures” to be contained in our Proxy Statement.
Executive Officers
Helen I. Torley, M.B. Ch. B., M.R.C.P. (62), President, Chief Executive Officer and Director. Dr. Torley joined Halozyme in January 2014 as President and Chief Executive Officer and as a member of Halozyme’s Board of Directors. Throughout her career, Dr. Torley has led several successful product launches, including Kyprolis®, Prolia®, Sensipar®, and Miacalcin®. Prior to joining Halozyme, Dr. Torley served as Executive Vice President and Chief Commercial Officer for Onyx Pharmaceuticals (“Onyx”) from August 2011 to December 2013 overseeing the collaboration with Bayer on Nexavar® and Stivarga® and the U.S. launch of Kyprolis®. She was responsible for the development of Onyx's commercial capabilities in ex-U.S. markets and in particular, in Europe. Prior to Onyx, Dr. Torley spent 10 years in management positions at Amgen Inc., most recently serving as Vice President and General Manager of the U.S. Nephrology Business Unit from 2003 to 2009 and the U.S. Bone Health Business Unit from 2009 to 2011. From 1997 to 2002, she held various senior management positions at Bristol-Myers Squibb, including Regional Vice President of Cardiovascular and Metabolic Sales and Head of Cardiovascular Global Marketing. She began her career at Sandoz/Novartis, where she ultimately served as Vice President of Medical Affairs, developing and conducting post-marketing clinical studies across all therapeutic areas, including oncology. Within the past five years, Dr. Torley served on the Board of Directors of Quest Diagnostics Incorporated, a diagnostic information services company. Before joining the industry, Dr. Torley was in medical practice as a senior registrar in rheumatology at the Royal Infirmary in Glasgow, Scotland. Dr. Torley received her Bachelor of Medicine and Bachelor of Surgery degrees (M.B. Ch.B.) from the University of Glasgow and is a Member of the Royal College of Physicians (M.R.C.P).
Nicole LaBrosse (42), Senior Vice President, Chief Financial Officer. Ms. LaBrosse has served as the Senior Vice President, Chief Financial Officer since February 2022 and has over 20 years of public accounting and corporate finance experience. She previously served as the Company’s Vice President, Finance and Accounting from January 2020 to February 2022 and as the Company’s Executive Director, Controller from July 2017 to December 2019. From June 2015 to June 2017, she was the Company’s Senior Director, Financial Reporting. Prior to joining the Company, Ms. LaBrosse was an auditor with

PricewaterhouseCoopers, LLP from 2004 to 2015. She received a certified public accounting license after receiving a B.S. degree in corporate finance and accounting and her M.S. degree in accounting from Bentley College.
Mark Snyder (58), Senior Vice President, General Counsel, Chief Compliance Officer and Secretary. Mr. Snyder joined Halozyme in January 2022 as Senior Vice President, General Counsel, Chief Compliance Officer and Secretary. Mr. Snyder has over 30 years of experience in legal and business management roles. Prior to joining Halozyme, from January 2008 to December 2021, Mr. Snyder served in various senior positions in the legal department at Qualcomm Incorporated, a wireless communications company, including his most recent positions as Senior Vice President & Deputy General Counsel, Litigation, from April 2016 to December 2021 and Vice President, Patent Counsel, from October 2010 to April 2016. Before Qualcomm, Mr. Snyder served as Lead Intellectual Property Counsel at Kyocera Wireless Corp., a wireless communications company, and has held legal and business management roles in two smaller companies. Mr. Snyder began his legal career as a patent attorney at the law firm of Sheridan Ross & McIntosh. Mr. Snyder received his B.S. degree in chemical engineering at the University of Rochester and his M.B.A. degree from Boston College Carroll School of Business. He received his J.D. from Boston College Law School.
Michael J. LaBarre (61), Senior Vice President, Chief Technical Officer. Dr. LaBarre joined Halozyme in June 2008 as Vice President, Product Development and has served in various officer positions most recently as Senior Vice President, Chief Technical Officer since January 2020. Prior to joining Halozyme, Dr. LaBarre served as Vice President, Product Development at Paramount BioSciences, a pharmaceutical company, from April 2006 to June 2008. Prior to that he served as Director, Analytical and Protein Biochemistry, Discovery Research at Biogen Idec, a pharmaceutical company, from December 2003 to April 2006. He also served in various research and development roles at IDEC Pharmaceuticals Corporation, a pharmaceutical company, from November 1995 to December 2003 most recently as Director, Analytical and Formulation Sciences, R&D. Prior to joining IDEC, Dr. LaBarre held research and development positions at various pharmaceutical companies from July 1992 to November 1995. Dr. LaBarre received his Ph.D. in Chemistry from the University of Arizona and his B.S. in Chemistry from Southampton College of Long Island University.
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

Equity Compensation Plan Information
The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2024:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Restricted Stock Units and Performance Stock Units (a)	Weighted Average Exercise Price of Outstanding Options(2) (b)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders (1)	7,357,385	$31.83	12,651,111
Equity compensation plans not approved by stockholders	—	—	—
	7,357,385	$31.83	12,651,111

(1)Represents stock options, restricted stock units, and performance stock units under the Amended and Restated 2021 Stock Plan. This includes 2,559,594 shares available for future purchase under our ESPP plan.
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
3.   List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)Exhibits.

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	Date Filed

3.1	Amended and Restated Certification of Incorporation of Halozyme Therapeutics, Inc.		8-K	4/26/2024

3.2	The Company's Bylaws, as amended		8-K	12/10/2021

4.1	Indenture, dated March 1, 2021, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	3/1/2021

4.2	Form of Note, dated March 1, 2021, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	3/1/2021

4.3	Indenture, dated August 18, 2022, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	8/18/2022

4.4	Form of Note, dated August 18, 2022, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (included within Exhibit 4.3)		8-K	8/18/2022

4.5	Description of Securities		10-K	2/22/2022

10.1	Form of Capped Call Confirmation		8-K	8/18/2022

10.2	Credit Agreement, dated as of May 24, 2022, by and among Halozyme Therapeutics, Inc., the Guarantors, Bank of America N.A. and each of those additional Lenders that are a party to such agreement.		8-K	5/24/2022

10.3	Security Agreement, dated as of May 24, 2022, by and among Halozyme Therapeutics, Inc., the Guarantors and Bank of America N.A		8-K	5/24/2022

10.4	Amendment No. 1 to the Credit Agreement		8-K	8/19/2022

10.5	Amendment No. 2 to the Credit Agreement		10-Q	5/9/2023

10.6	Agreement for Assignment and Assumption of Lease, Del Mar Corporate Centre I Office Lease and First Amendment to Office Lease		10-Q	5/10/2022

10.7	Lease Agreement, dated July 1, 2019, by and between Antares Pharma, Inc. and Whitewater Properties I, LLC.		8-K	7/5/2019

10.8#	Halozyme Therapeutics, Inc. 2021 Employee Stock Purchase Plan		10-Q	11/8/2022

10.9#	Halozyme Therapeutics, Inc. 2021 Stock Plan		8-K	5/5/2021

10.10#	Form of Stock Option Agreement (2021 Plan updated May 2023)		10-Q	8/8/2023

10.11#	Form of Restricted Stock Units Agreement for Officers (2021 Plan updated May 2023)		10-Q	8/8/2023

10.12#	Form of Restricted Stock Units Agreement (2021 Plan Sell-to-Cover updated June 2024)		10-Q	8/6/2024

10.13#	Letter Agreement Amending Exercise Period for Employee Option		10-Q	8/8/2023

10.14#	Form of Performance Stock Units (2021 Stock Plan)		8-K	5/5/2021

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	Date Filed
10.15#	Form of Directors Restricted Stock Units Agreement (2021 Stock Plan)		8-K	5/5/2021

10.16#	Form of Director Stock Option Agreement (2021 Plan)		10-Q	8/8/2023

10.17#	Halozyme Therapeutics, Inc. 2011 Stock Plan (as amended through May 2, 2018)		8-K	4/6/2018

10.18#	Form of Stock Option Agreement (2011 Stock Plan)		8-K	5/6/2011

10.19#	Form of Stock Option Agreement for Executive Officers (2011 Stock Plan)		8-K	5/6/2011

10.20#	Form of Restricted Stock Units Agreement for Officers (2011 Stock Plan)		10-Q	8/10/2015

10.21#	Form of Restricted Stock Award Agreement for Officers (2011 Stock Plan)		10-Q	8/10/2015

10.22#	Form of Stock Option Agreement (2011 Stock Plan - grants made on or after 11/4/2015)		10-Q	11/9/2015

10.23#	Form of Restricted Stock Units Agreement (2011 Stock Plan - grants made on or after 11/4/2015)		10-Q	11/9/2015

10.24#	Form of Restricted Stock Units Agreement (2011 Plan - grants made on or after 2/22/2017)		10-K	2/28/2017

10.25#	Form of Indemnity Agreement for Directors and Executive Officers		8-K	12/20/2007

10.26#	Form of PSU Agreement (2011 Stock Plan)		10-Q	8/10/2020

10.27#	Form of PSU Agreement (2011 Stock Plan)		10-K	2/23/2021

10.28#	Severance Policy		10-K	2/20/2024

10.29#	Form of Amended and Restated Change In Control Agreement with Officer		10-Q	11/9/2015

10.30#	Halozyme Therapeutics, Inc. Non Qualified Deferred Compensation Plan Adoption Agreement		10-K	2/22/2022

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	Date Filed

10.31#	Halozyme Therapeutics, Inc Directors Deferred Equity Compensation Plan		10-K	2/22/2022

19.1	Halozyme Therapeutics, Inc. Insider Trading Policy	X

21.1	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97#	Halozyme Therapeutics, Inc. Incentive Compensation Recoupment Policy		10-K	2/20/2024

101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Presentation Linkbase	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
_______________

#	Indicates management contract or compensatory plan or arrangement.
(c)Financial Statement Schedules.
See Item 15(a) (2) above.

Item 16.Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Halozyme Therapeutics, Inc., (Registrant)

Dated:	February 18, 2025	By:	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
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

Signature	Title	Date

/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.	President and Chief Executive Officer, Director	February 18, 2025
Helen I. Torley, M.B. Ch.B., M.R.C.P.	(Principal Executive Officer)

/s/ Nicole LaBrosse	Senior Vice President and Chief Financial Officer	February 18, 2025
Nicole LaBrosse	(Principal Financial and Accounting Officer)

/s/ Jeffrey W. Henderson	Chair of the Board of Directors	February 18, 2025
Jeffrey W. Henderson

/s/ Bernadette Connaughton	Director	February 18, 2025
Bernadette Connaughton

/s/ Barbara Duncan	Director	February 18, 2025
Barbara Duncan

/s/ Mahesh Krishnan, M.D.	Director	February 18, 2025
Mahesh Krishnan, M.D.

/s/ Connie L. Matsui	Director	February 18, 2025
Connie L. Matsui

/s/ Moni Miyashita	Director	February 18, 2025
Moni Miyashita

/s/ Matthew L. Posard	Director	February 18, 2025
Matthew L. Posard

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
Halozyme Therapeutics, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Halozyme Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2025 expressed an unqualified opinion thereon.
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

Determination of Overall Transaction Price for Collaboration Agreements

Description of the Matter
At December 31, 2024, the Company has eleven collaboration agreements. As discussed in Notes 2 and 5 of the financial statements, amounts are included in the transaction price when management determines that it is probable that the amount will not result in a significant reversal of revenue in the future. During 2024, the Company recognized $72.5 million of variable consideration in the transaction price under their collaboration arrangements.

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

San Diego, California
February 18, 2025

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$115,850	$118,370
Marketable securities, available-for-sale	480,224	217,630
Accounts receivable, net and contract assets	308,455	234,210
Inventories	141,860	127,601
Prepaid expenses and other current assets	38,951	48,613
Total current assets	1,085,340	746,424
Property and equipment, net	75,035	74,944
Prepaid expenses and other assets	80,596	17,816
Goodwill	416,821	416,821
Intangible assets, net	401,830	472,879
Deferred tax assets, net	3,855	4,386
Total assets	$2,063,477	$1,733,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,249	$11,816
Accrued expenses	128,851	100,678
Total current liabilities	139,100	112,494
Long-term debt, net	1,505,798	1,499,248
Other long-term liabilities	54,758	37,720
Total liabilities	1,699,656	1,649,462
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 123,138 and 126,770 shares issued and outstanding as of December 31, 2024 and 2023, respectively	123	127
Additional paid-in capital	—	2,409
Accumulated other comprehensive income (loss)	3,829	(9,278)
Retained earnings	359,869	90,550
Total stockholders’ equity	363,821	83,808
Total liabilities and stockholders’ equity	$2,063,477	$1,733,270
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues
Royalties	$570,991	$447,865	$360,475
Product sales, net	303,492	300,854	191,030
Revenues under collaborative agreements	140,841	80,534	108,611
Total revenues	1,015,324	829,253	660,116
Operating expenses
Cost of sales	159,417	192,361	139,304
Amortization of intangibles	71,049	73,773	43,148
Research and development	79,048	76,363	66,607
Selling, general and administrative	154,335	149,182	143,526
Total operating expenses	463,849	491,679	392,585
Operating income	551,475	337,574	267,531
Other income (expense)
Investment and other income, net	23,752	16,317	1,046
Inducement expense related to convertible notes	—	—	(2,712)
Contingent liability fair value measurement gain	—	13,200	—
Interest expense	(18,095)	(18,762)	(16,947)
Income before income tax expense	557,132	348,329	248,918
Income tax expense	113,041	66,735	46,789
Net income	$444,091	$281,594	$202,129

Earnings per share
Basic	$3.50	$2.13	$1.48
Diluted	$3.43	$2.10	$1.44

Weighted average common shares outstanding
Basic	126,827	131,927	136,844
Diluted	129,424	134,197	140,608
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$444,091	$281,594	$202,129
Other comprehensive income
Unrealized (loss) gain on marketable securities, net	(358)	1,097	(349)
Foreign currency translation adjustment	(4)	24	8
Unrealized gain on foreign currency	—	3	39
Unrealized gain (loss) on derivative instruments, net	14,693	(9,406)	—
Realized gain on derivative instruments, net	(1,224)	(74)	—
Comprehensive income	$457,198	$273,238	$201,827
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income	$444,091	$281,594	$202,129
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	43,385	36,620	24,397
Depreciation and amortization	10,263	11,083	6,493
Amortization of intangible assets	71,049	73,773	43,148
Amortization of debt discount	7,350	7,304	7,839
Accretion of (premium) discount on marketable securities, net	(10,918)	(6,319)	1,106
Realized gain (loss) on marketable securities	(7)	—	1,727
Loss on disposal of equipment	1,529	611	129
Contingent liability fair value measurement adjustment	—	(13,200)	—
Recognition of deferred revenue	—	—	(2,494)
Lease payments recognized (deferred)	1,067	1,270	(903)
Induced conversion expense related to convertible notes	—	—	2,712
Deferred income taxes	532	34,506	40,005
Other	—	—	(227)
Changes in operating assets and liabilities
Accounts receivable, net and other contract assets	(74,245)	(3,339)	(83,941)
Inventories	(67,381)	(26,884)	(17,481)
Prepaid expenses and other assets	5,356	4,098	(9,064)
Accounts payable and accrued expenses	46,993	(12,546)	24,535
Net cash provided by operating activities	479,064	388,571	240,110
Investing activities
Purchases of marketable securities	(647,601)	(292,911)	(255,208)
Proceeds from sales and maturities of marketable securities	395,574	211,296	746,127
Acquisitions of business, net of cash acquired	—	—	(999,120)
Purchases of property and equipment	(10,696)	(15,294)	(4,810)
Proceeds from sale of assets	—	—	26,006
Net cash used in investing activities	(262,723)	(96,909)	(487,005)
Financing activities
Proceeds from term loan	—	—	250,000
Repayment of term loan	—	—	(250,000)
Proceeds from revolving credit facilities	—	—	120,000
Repayment of revolving credit facilities	—	—	(120,000)
Repayment of 2024 Convertible Notes	—	(13,483)	(77,453)
Proceeds from issuance of 2028 Convertible Notes, net	—	—	702,000
Purchase of capped call	—	—	(69,120)
Payment of debt issuance cost	—	—	(7,104)
Repurchase of common stock	(250,000)	(402,383)	(200,002)
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	31,139	7,879	14,050
Net cash (used in) provided by financing activities	(218,861)	(407,987)	362,371
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,520)	(116,325)	115,476
Cash, cash equivalents and restricted cash at beginning of period	118,370	234,695	119,219
Cash, cash equivalents and restricted cash at end of period	$115,850	$118,370	$234,695

Supplemental disclosure of cash flow information
Interest paid	$10,565	$11,410	$6,107
Income taxes paid, net	$80,618	$31,756	$16,224
Supplemental disclosure of non-cash investing and financing activities
Amounts accrued for purchases of property and equipment	$280	$25	$6,229
Right-of-use assets obtained in exchange for lease obligation	$3,078	$2,572	$34,435
Common stock issued for conversion of 2024 Convertible Notes	$—	$125	$1,018
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2021	137,498	$138	$256,347	$(620)	$(58,912)	$196,953
Share-based compensation expense	—	—	24,397	—	—	24,397
Issuance of common stock for the induced conversion of 2024 Convertible Notes	1,512	1	1,692	—	—	1,693
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net and shares issued under the ESPP plan	1,077	1	14,049	—	—	14,050
Capped call transaction	—	—	(69,120)	—	—	(69,120)
Repurchase of common stock	(4,933)	(5)	(199,997)	—	—	(200,002)
Other comprehensive loss	—	—	—	(302)	—	(302)
Net income	—	—	—	—	202,129	202,129
BALANCE AS OF DECEMBER 31, 2022	135,154	135	27,368	(922)	143,217	169,798
Share-based compensation expense	—	—	36,620	—	—	36,620
Issuance of common stock for the conversion of 2024 Convertible Notes	289	—	(126)	—	—	(126)
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net and shares issued under the ESPP plan	945	2	7,877	—	—	7,879
Repurchase of common stock	(9,618)	(10)	(69,330)	—	(334,261)	(403,601)
Other comprehensive loss	—	—	—	(8,356)	—	(8,356)
Net income	—	—	—	—	281,594	281,594
BALANCE AS OF DECEMBER 31, 2023	126,770	127	2,409	(9,278)	90,550	83,808
Share-based compensation expense	—	—	43,385	—	—	43,385
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net and shares issued under the ESPP plan	1,615	1	31,138	—	—	31,139
Repurchase of common stock	(5,247)	(5)	(76,932)		(174,772)	(251,709)
Other comprehensive income	—	—	—	13,107	—	13,107
Net income	—	—	—	—	444,091	444,091
BALANCE AS OF DECEMBER 31, 2024	123,138	$123	$—	$3,829	$359,869	$363,821
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
Our ENHANZE partners’ approved products and product candidates are based on rHuPH20, our patented recombinant human hyaluronidase enzyme. rHuPH20 works by breaking down hyaluronan, a naturally occurring carbohydrate that is a major component of the extracellular matrix of the SC space. This temporarily reduces the barrier to bulk fluid flow allowing for improved and more rapid SC delivery of high dose, high volume injectable biologics, such as monoclonal antibodies and other large therapeutic molecules, as well as small molecules and fluids. We refer to the application of rHuPH20 to facilitate the delivery of other drugs or fluids as ENHANZE. We license our ENHANZE technology to form collaborations with biopharmaceutical companies that develop and/or market drugs requiring or benefiting from injection via the SC route of administration. In the development of proprietary intravenous (“IV”) drugs combined with our ENHANZE technology, data have been generated supporting the potential for ENHANZE to reduce patient treatment burden, as a result of shorter duration of SC administration with ENHANZE compared to IV administration. ENHANZE may enable fixed-dose SC dosing compared to weight-based dosing typically required for IV administration, extend the dosing interval for drugs that are already administered subcutaneously and potentially allow for lower rates of infusion-related reactions. ENHANZE may enable more flexible treatment options such as home administration by a healthcare professional or potentially the patient or caregiver. Lastly, certain proprietary drugs co-formulated with ENHANZE have been granted additional exclusivity, extending the patent life of the product beyond the patent expiry of the proprietary IV drug.
We currently have ENHANZE collaborations and licensing agreements with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Takeda Pharmaceuticals International AG and Baxalta US Inc. (“Takeda”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol-Myers Squibb Company (“BMS”), argenx BVBA (“argenx”), ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”), Chugai Pharmaceutical Co., Ltd. (“Chugai”) and Acumen Pharmaceuticals, Inc. (“Acumen”). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales-based milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently earn royalties from sales of nine commercial products including sales of five commercial products from the Roche collaboration and one commercial product from each of the Takeda, Janssen, argenx and BMS collaborations.
We have commercialized auto-injector products with Teva Pharmaceutical Industries, Ltd. (“Teva”) and Otter Pharmaceuticals, LLC (“Otter”). We have development programs including our auto-injectors with Idorsia Pharmaceuticals Ltd. (“Idorsia”).
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

Table of Contents	Halozyme Therapeutics, Inc.
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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, which mature within 90 days or less from the date of purchase. As of December 31, 2024, our cash and cash equivalents consisted of money market funds, bank certificate of deposits and demand deposits at commercial banks.
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

Table of Contents	Halozyme Therapeutics, Inc.
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
We are also subject to credit risk from our accounts receivable related to our product sales and revenues under our license and collaborative agreements. We have license and collaborative agreements with pharmaceutical companies under which we receive payments for royalties, license fees, milestone payments for specific achievements designated in the collaborative agreements, reimbursements of research and development services, and supply of bulk formulation of rHuPH20 and auto-injector devices. In addition, we sell proprietary products in the United States (“U.S.”) to a limited number of established wholesale distributors in the pharmaceutical industry. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is not required. Management monitors our exposure to accounts receivable by periodically evaluating the collectability of the accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, we recorded no significant allowance for doubtful accounts as of December 31, 2024 and 2023. Approximately 60% of the accounts receivable balance as of December 31, 2024 represents amounts due from Janssen and Roche. Approximately 69% of the accounts receivable balance as of December 31, 2023 represents amounts due from Janssen, Roche and Teva.
The following table indicates the percentage of total revenues in excess of 10% with any single customer:

	Year Ended December 31,
	2024	2023	2022
Partner A	41%	44%	46%
Partner B	17%	19%	20%
Partner C	8%	10%	—%
We attribute revenues under collaborative agreements, including royalties, to the individual countries where the customer is headquartered. We attribute revenues from product sales to the individual countries to which the product is shipped. Worldwide revenues from external customers are summarized by geographic location in the following table (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$690,461	$587,196	$437,989
Switzerland	212,391	149,024	166,836
Belgium	84,005	58,354	2,088
Japan	18,939	15,096	47,939
All other foreign	9,528	19,583	5,264
Total revenues	$1,015,324	$829,253	$660,116
Accounts Receivable, net and Contract Assets
Accounts receivable is recorded at the invoiced amount and is non-interest bearing. Accounts receivable is recorded net of estimated prompt pay discounts, distribution fees and chargebacks. Contract assets are recorded when revenue is earned but an invoice has not been issued for payment. Contract assets relate to development milestones deemed probable of receipt for intellectual property licenses granted to partners in prior periods and for goods or services when control has transferred to the customer, and corresponding revenue is recognized but is not yet billable to the customer in accordance with the terms of the contract.

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
Leases
We have entered into operating leases primarily for real estate and automobiles. These leases have contractual terms which range from three years to twelve years. We determine if an arrangement contains a lease at inception. Right of use (“ROU”) assets and liabilities resulting from operating leases are included in property and equipment, accrued expenses and other long-term liabilities on our consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the discount rate to calculate the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our leases often include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that we will exercise that option. Short-term leases with an initial term of 12 months or less are not recorded on our consolidated balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
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
Impairment of Long-Lived Assets
We account for long-lived assets in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate their carrying value may not be recoverable.
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

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
In accordance with the hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and are highly effective in offsetting changes to future cash flows on hedged transactions. Both at inception of the hedge and on an ongoing basis, we assess whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If we determine a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, we would discontinue hedge accounting treatment prospectively. We measure effectiveness based on the change in fair value of the forward currency forward contract and the fair value of the hypothetical foreign currency forward contract with terms that match the critical terms of the risk being hedged. No portion of our foreign currency forward contracts were excluded from the assessment of hedge effectiveness. As of December 31, 2024, all hedges were determined to be highly effective.
The assets or liabilities associated with our hedging contracts are recorded at fair market value in prepaid expense and other current assets, prepaid expenses and other assets, accrued expenses, or other long-term liabilities, respectively, in our consolidated balance sheets. Gains and losses related to changes in the fair market value of these hedging contracts are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) within stockholder’s equity in our consolidated balance sheets and reclassified to royalty revenue in our consolidated statements of income in the same period as the recognition of the underlying hedged transaction. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, within the defined hedge period, we reclassify the gains or losses on the related cash flow hedge from AOCI to royalties revenue in our consolidated statements of income. Settlements from the cash flow hedge are included in operating activities on the consolidated statements of cash flows. Since the fair market value of these hedging contracts is derived from current market rates, the hedging contracts are classified as derivative financial instruments. We do not use derivatives for speculative or trading purposes. As of December 31, 2024, amounts expected to be recognized as a net gain out of AOCI into our consolidated statements of income during the next 12 months are not material.
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

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
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

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
Transaction price for a contract represents the amount to which we are entitled in exchange for providing goods and services to the customer. Transaction price does not include amounts subject to uncertainties unless it is probable that there will be no significant reversal of revenue when the uncertainty is resolved. Apart from the upfront license payment (or target selection fees in the target selection contracts), all other fees we may earn under our collaborative agreements are subject to significant uncertainties of product development. Achievement of many of the event-based development and regulatory milestones may not be probable until such milestones are actually achieved. This generally relates to milestones such as obtaining marketing authorization approvals. With respect to other development milestones, e.g., dosing of a first patient in a clinical trial, achievement could be considered probable prior to its actual occurrence, based on the progress towards commencement of the trial. In order to evaluate progress towards commencement of a trial, we assess the status of activities leading up to our partner’s initiation of a trial such as feedback received from the applicable regulatory authorities, completion of investigational new drug or equivalent filings, readiness and availability of drug, readiness of study sites and our partner’s

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
Because our agreements have one type of performance obligation (licenses) which are typically all transferred at the same time at agreement inception, allocation of transaction price often is not required. However, allocation is required when licenses for some of the individual targets are subject to rights of exchange, because revenue associated with these targets cannot be recognized. When allocation is needed, we perform an allocation of the upfront amount based on relative SSP of licenses for individual targets. We determine license SSP using an income-based valuation approach utilizing risk-adjusted discounted cash flow projections of the estimated return a licensor would receive where applicable, or an alternative valuation method such as indicative value from historical transactions. When amounts subject to uncertainties, such as milestones and royalties, are included in the transaction price, we attribute them to the specific individual target licenses which generate such milestone or royalty amounts.
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
Our payment terms for development contracts may include an upfront payment equal to a percentage of the total contract value with the remaining portion to be billed upon completion and transfer of the individual deliverables or satisfaction of the individual performance obligations. We record a contract liability for cash received in advance of performance, which is presented as deferred revenue within accrued expense and other long-term liabilities in our consolidated balance sheets and recognized as revenue in our consolidated statements of income when the associated performance obligations have been satisfied.
License fees and milestones received in exchange for the grant of a license to our functional intellectual property, such as patented technology and know-how in connection with a partnered development arrangement, are generally recognized at

Table of Contents	Halozyme Therapeutics, Inc.
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
Product Sales, Net
Proprietary Product Sales
Our commercial portfolio of proprietary products includes XYOSTED and Hylenex recombinant which we sell primarily to wholesale pharmaceutical distributors and specialty pharmacies, who sell the products to hospitals, retail chain drug stores and other end-user customers. Sales to wholesalers are made pursuant to purchase orders subject to the terms of a master agreement, and delivery of individual packages of products represents performance obligations under each purchase order. We use contract manufacturers to produce our proprietary products and third-party logistic vendors to process and fulfill orders. We concluded we are the principal in the sales to wholesalers because we control access to services rendered by both vendors and direct their activities. We have no obligations to wholesalers to generate pull-through sales.
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
Selling prices initially billed to wholesalers are subject to discounts for prompt payment and subsequent chargebacks when wholesalers sell our products at negotiated discounted prices to members of certain group purchasing organizations, pharmacy benefit managers and government programs. We also pay quarterly distribution fees to certain wholesalers for inventory reporting and chargeback processing, and to pharmacy benefit managers and group purchasing organizations as administrative fees for services and for access to their members. We concluded the benefits received in exchange for these fees are not distinct from our sales of our products, and accordingly we apply these amounts to reduce revenues. Wholesalers also have rights to return unsold product nearing or past the expiration date. Because of the shelf life of our products and our lengthy return period, there may be a significant period of time between when the product is shipped and when we issue credits on returned product.
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

Table of Contents	Halozyme Therapeutics, Inc.
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
Devices
We are party to several license, development, supply and distribution arrangements with pharmaceutical partners, under which we produce and are the exclusive supplier of certain products, devices and/or components. We recognize revenue from the sale of certain products, devices and/or components as product sales and related cost of sales at the point in time in which control is transferred to the customer, which is typically upon shipment of the goods to our partner. Sales terms and pricing are governed by the respective supply and distribution agreements, and there is generally no right of return. We provide a standard warranty that the product conforms to specifications. We use contract manufacturers to produce certain products, devices and/or components, and have concluded we are the principal in the sales to partners. Revenue is recognized at the transaction price, which includes the contractual per unit selling price. Allocation of the transaction price to individual quantities of the product is usually not required because each order contains only one type of product.
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

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
Income Taxes
We provide for income taxes using the liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at each reporting period. We measure deferred tax assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse. Significant judgment is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and any associated valuation allowances recorded against our net deferred tax assets. Deferred tax assets (“DTA”) and other tax benefits are recorded when they are more likely than not to be realized. On a quarterly basis, we assess the need for valuation allowance on our DTAs, weighing all positive and negative evidence, to assess if it is more-likely-than-not that some or all our DTAs will be realized.
Segment Information
We generate revenues from payments received (i) as royalties from licensing our EHHANZE technology and other royalty arrangements, (ii) under collaborative agreements with our partners and (iii) from sales of our proprietary and partnered products. There are no intra-entity sales or transfers. We operate our business in one operating segment, which includes all activities related to the research, development and commercialization of our proprietary enzymes and devices. This operating segment also includes revenues and expenses related to (i) research and development and manufacturing activities conducted under our collaborative agreements with third parties, (ii) product sales of proprietary and partnered products, and (iii) associated selling, general and administrative expenses.
The chief operating decision-maker (“CODM”), our Chief Executive Officer, reviews the operating results on an aggregate basis and manages the operations as a single operating segment. The CODM assesses the segment’s performance and decides how to allocate resources based on consolidated net income that is reported in our consolidated statements of income. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The significant expense categories regularly provided to the CODM include cost of sales, research and development, amortization of intangibles, and selling, general and administrative expenses. These expense categories are reported as separate line items in our consolidated statements of income.

Table of Contents	Halozyme Therapeutics, Inc.
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

Annual periods beginning after December 15, 2023 (our 2024 Form 10-K), and interim periods within fiscal years beginning after December 15, 2024 (our Q1 2025 Form 10-Q) - Early adoption is permitted, including adoption in an interim period.

Retrospective
We adopted the new guidance on January 1, 2024. The adoption resulted in expanded disclosures within our notes to the consolidated financial statements for our Annual Report on the Form 10-K and our future Form 10-Qs. There was no other impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.
The new guidance includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction.
		Annual periods beginning after December 15, 2024 (our 2025 Form 10-K) - Early adoption is permitted.	Prospective or Retrospective	We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
The new guidance is intended to enhance expense disclosures by requiring disaggregation of certain expenses included in the consolidated statements of income into specified expense categories in the notes to the consolidated financial statements.
		Annual periods beginning after December 15, 2026 (our 2027 Form 10-K), and interim reporting periods beginning after December 15, 2027 (our Q1 2028 Form 10-Q) - Early adoption is permitted.	Prospective or Retrospective	We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures.

Table of Contents	Halozyme Therapeutics, Inc.
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
The acquisition of Antares was funded by cash on hand and borrowings under the new credit agreement with Bank of America, N.A. and other lenders that provided for (i) a $350 million revolving credit facility (the “Revolving Credit Facility”) and (ii) a $250 million term loan facility (the “Term Facility”, collectively with the Revolving Credit Facility, the “2022 Facility”) as described in Note 8, Long-Term Debt, Net. We recognized transaction costs of $21.9 million in the twelve months ended December 31, 2022. These costs are reported in selling, general and administrative expenses in our consolidated statements of income. Transaction costs include, but are not limited to, investment banker, advisory, legal, and other professional fees.
Purchase Consideration
The total purchase consideration was comprised of the following (in thousands):

Cash consideration for Antares shares outstanding as of May 24, 2022	$956,886
Consideration for Antares equity compensation awards(1)	45,828
Consideration for seller transaction costs paid by Halozyme	22,906
Consideration related to Antares closing indebtedness settled by Halozyme	19,683
Cash consideration related to cash bonus awards paid by Halozyme	365
Total purchase consideration	$1,045,668
(1)    Consideration for Antares equity compensation awards consists of $32.2 million paid for vested equity awards as well as $13.6 million paid for the pre-combination portion of unvested equity awards that were accelerated as part of the Merger Agreement. The fair value of the unvested equity awards attributable to the post-combination period of $8.7 million is included in our consolidated statements of income during the year ended December 31, 2022.
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

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Amounts recognized as of 12/31/2023
Total purchase consideration, net of $46,548 cash acquired	$999,120
Assets
Short-term investments	498
Accounts receivable, net	81,960
Inventories	28,068
Prepaid expenses and other assets	5,241
Property and equipment, net	28,661
Intangibles, net	589,800
Liabilities
Accounts Payable	7,197
Accrued expenses	43,692
Deferred revenue, current portion	2,509
Deferred revenue, net of current portion	1,207
Deferred tax liabilities, net	76,536
Other long-term liabilities	20,788
Net assets acquired, excluding goodwill	582,299
Goodwill	$416,821
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

	Amount (in thousands)	Useful life (years)
Auto-Injector technology platform	$402,000	7
XYOSTED proprietary product	136,200	10
TLANDO product rights	2,900	10
ATRS-1902 (IPR&D)	48,700	Indefinite
Fair value of intangible assets acquired	$589,800

Table of Contents	Halozyme Therapeutics, Inc.
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

	Year Ended December 31,
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

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
4.    Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$251	$—	$—	$251
Corporate debt securities	102,632	150	(207)	102,575
U.S. treasury securities	367,700	442	(572)	367,570
Agency bonds	9,844	—	(16)	9,828
Total marketable securities, available-for-sale	$480,427	$592	$(795)	$480,224

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$3,512	$—	$(8)	$3,504
Corporate debt securities	6,022	1	(10)	6,013
U.S. treasury securities	175,996	200	(12)	176,184
Agency bonds	16,119	—	(16)	16,103
Commercial paper	15,826	—	—	15,826
Total marketable securities, available-for-sale	$217,475	$201	$(46)	$217,630
As of December 31, 2024, twenty-seven available-for-sale marketable securities with a fair market value of $250.3 million were in a gross unrealized loss position of $0.8 million. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of December 31, 2024 because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
The estimated fair value of our contractual maturities of available-for-sale debt securities were as follows (in thousands):

	December 31, 2024	December 31, 2023
Due within one year	$314,978	$197,633
Due after one year but within five years (1)	165,246	19,997
Total estimated fair value of contractual maturities, available-for-sale	$480,224	$217,630
(1)    These investments are classified as current assets which reflects management’s intention to use the proceeds from the sale of these investments to fund operations, as necessary.

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	December 31, 2024			December 31, 2023
	Level 1	Level 2	Total Estimated Fair Value	Level 1	Level 2	Total Estimated Fair Value
Assets
Cash equivalents
Money market funds	$55,182	$—	$55,182	$22,142	$—	$22,142
U.S. treasury securities	—	—	—	2,000	—	2,000

Available-for-sale marketable securities
Asset-backed securities	—	251	251	—	3,504	3,504
Corporate debt securities	—	102,575	102,575	—	6,013	6,013
U.S. treasury securities	367,570	—	367,570	176,184	—	176,184
Agency bonds	9,828	—	9,828	16,103	—	16,103
Commercial paper	—	—	—	—	15,826	15,826
Derivative instruments
Currency hedging contracts (1)	—	4,006	4,006	—	—	—
Total assets	$432,580	$106,832	$539,412	$216,429	$25,343	$241,772

Liabilities
Derivative instruments
Currency hedging contracts(1)	$—	$17	$17	$—	$9,480	$9,480
(1)    Based on observable market transactions of spot currency rates, forward currency rates or equivalently-termed instruments. Carrying amounts of the financial assets and liabilities are equal to the fair value. As of December 31, 2024, the derivative assets recorded within prepaid expenses and other current assets and prepaid expenses and other assets in our consolidated balance sheets were $2.4 million and $1.6 million, respectively. The derivative liabilities recorded within other long-term liabilities in our consolidated balance sheets as of December 31, 2024 were not material.
We had no available-for-sale securities that were classified within Level 3 as of December 31, 2024 and 2023.
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

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
5.     Revenue
Our disaggregated revenues were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Royalties	$570,991	$447,865	$360,475

Product sales, net
Proprietary product sales	166,620	130,834	72,849
Bulk rHuPH20 sales	86,334	115,442	82,084
Device partnered product sales	50,538	54,578	36,097
Total product sales, net	303,492	300,854	191,030

Revenues under collaborative agreements
Upfront license and target nomination fees	27,000	2,000	30,000
Event-based development and regulatory milestones and other fees	72,500	69,000	59,000
Sales-based milestones	30,000	—	10,000
Device licensing and development revenue	11,341	9,534	9,611
Total revenues under collaborative agreements	140,841	80,534	108,611

Total revenues	$1,015,324	$829,253	$660,116
During the year ended December 31, 2024, we recognized revenue related to licenses granted to partners in prior periods in the amount of $673.5 million. This amount represents royalties and sales milestone earned in the current period, in addition to $72.5 million of variable consideration in the contracts where uncertainties were resolved and the development milestones are expected to be achieved or were achieved. We also recognized revenue of $0.6 million during the year ended December 31, 2024 that had been included in accrued expense and other long-term liabilities in our consolidated balance sheets as of December 31, 2023.
Accounts receivable, net, other contract assets and deferred revenues (contract liabilities) from contracts with customers, including partners, consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accounts receivable, net	$288,204	$233,254
Other contract assets	20,251	956
Deferred revenues	10,343	4,048
As of December 31, 2024, the amounts included in the transaction price of our contracts with customers, including collaboration partners, and allocated to goods and services not yet provided were $110.2 million, of which $99.9 million relates to unfulfilled product purchase orders and $10.3 million has been collected and is reported as accrued expense and other long-term liabilities in our consolidated balance sheets. The unfulfilled product purchase orders are estimated to be delivered by the end of 2026. Of the total deferred revenues of $10.3 million, $2.0 million is expected to be used by our customers within the next 12 months.
We recognized contract assets of $20.3 million as of December 31, 2024, which related to development milestones deemed probable of receipt for intellectual property licenses granted to partners in prior periods and for goods or services when control has transferred to the customer, and corresponding revenue is recognized but is not yet billable to the customer in accordance with the terms of the contract.

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
6.    Certain Balance Sheet Items
Accounts receivable, net and contract assets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accounts receivable, net and contract assets
Product sales to partners	$37,599	$58,588
Revenues under collaborative agreements	29,452	16,183
Royalty payments	164,348	118,170
Other product sales	65,542	47,060
Contract assets	20,251	956
Total accounts receivable and contract assets	317,192	240,957
Allowance for distribution fees and discounts	(8,737)	(6,747)
Total accounts receivable, net and contract assets	$308,455	$234,210
Inventories consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Raw materials	$24,015	$23,646
Work-in-process	30,169	34,025
Finished goods	142,944	69,930
Total inventories	197,128	127,601
Less long-term portion(1)	(55,268)	—
Total inventories, current	$141,860	$127,601
(1)    Long-term portion of inventories represents inventory expected to remain on hand beyond one year and therefore is included in prepaid expenses and other assets in the consolidated balance sheets.
Prepaid expenses and other assets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Prepaid manufacturing expenses	$36,317	$36,850
Other prepaid expenses	10,562	12,902
Long-term inventories	55,268	—
Other assets	17,400	16,677
Total prepaid expenses and other assets	119,547	66,429
Less long-term portion	(80,596)	(17,816)
Total prepaid expenses and other assets, current	$38,951	$48,613
Prepaid manufacturing expenses include raw materials, slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory as materials are used or the contract manufacturing organization services are complete.

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
Property and equipment, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Research equipment	$9,811	$8,588
Manufacturing equipment	39,760	32,472
Computer and office equipment	9,710	9,722
Leasehold improvements	7,012	6,987
Subtotal	66,293	57,769
Accumulated depreciation and amortization	(25,429)	(19,661)
Subtotal	40,864	38,108
Right of use of assets	34,171	36,836
Total property and equipment, net	$75,035	$74,944
Depreciation and amortization expense was approximately $10.3 million, $11.1 million, and $6.5 million, inclusive of ROU asset amortization of $5.7 million, $5.5 million and $3.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Accrued expenses consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued compensation and payroll taxes	$24,400	$17,361
Accrued outsourced manufacturing expenses	16,682	12,361
Taxes payable	30,995	963
Product returns and sales allowance	54,588	41,932
Other accrued expenses	26,239	33,584
Lease liability	30,705	32,197
Total accrued expenses	183,609	138,398
Less long-term portion	(54,758)	(37,720)
Total accrued expenses, current	$128,851	$100,678
Expense associated with the accretion of the lease liabilities was approximately $2.2 million, $2.5 million and $0.5 million for the twelve months ended December 31, 2024, 2023 and 2022, respectively. Total lease expense for the twelve months ended December 31, 2024, 2023 and 2022 was $7.9 million, $8.0 million and $3.3 million, respectively.
Cash paid for amounts related to leases for the twelve months ended December 31, 2024, 2023 and 2022 was $6.9 million, $6.7 million and $4.2 million, respectively.

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
7.    Goodwill and Intangible Assets, net
Goodwill
A summary of the activity impacting goodwill is presented below (in thousands):

Balance as of December 31, 2023	$416,821
Adjustment	—
Balance as of December 31, 2024	$416,821
Intangible Assets, net
Our acquired intangible assets are amortized using the straight-line method over their estimated useful lives of seven to ten years. The following table shows the cost, accumulated amortization and weighted average useful life in years for our acquired intangible assets as of December 31, 2024 (in thousands).

	Weighted Average Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Auto-Injector technology platform	7	$402,000	$149,592	$252,408
XYOSTED proprietary product	10	136,200	35,478	100,722
Total finite-lived intangibles, net(1)		$538,200	$185,070	$353,130
ATRS-1902 (IPR&D)	Indefinite			48,700
Total intangibles, net				$401,830
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

Year	Amortization Expense
2025	$71,049
2026	71,049
2027	71,049
2028	71,049
2029	36,313
Thereafter	32,621
Total	$353,130

Table of Contents	Halozyme Therapeutics, Inc.
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
Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2028 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. As of December 31, 2024, the 2028 Convertible Notes were not convertible.
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
As of December 31, 2024, we were in compliance with all covenants.
Capped Call Transactions
In connection with the offering of the 2028 Convertible Notes, we entered into capped call transactions with certain counterparties (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2028 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2028 Convertible Notes. The cap price of the Capped Call Transactions is initially $75.4075 per share of common stock, representing a premium of 75% above the last reported sale price of $43.09 per share of common stock on August 15, 2022, and is subject to certain adjustments under the terms of the Capped Call Transactions. As of December 31, 2024, no capped calls had been exercised.
Pursuant to their terms, the capped calls qualify for classification within stockholders’ equity in our consolidated balance sheets, and their fair value is not remeasured and adjusted as long as they continue to qualify for stockholders’ equity classification. We paid approximately $69.1 million for the Capped Calls, including applicable transaction costs, which was recorded as a reduction to additional paid-in capital in our consolidated balance sheets. The Capped Call Transactions are separate transactions entered into by us with the capped call Counterparties, are not part of the terms of the 2028 Convertible Notes, and do not affect any holder’s rights under the 2028 Convertible Notes. Holders of the 2028 Convertible Notes do not have any rights with respect to the Capped Call Transactions.
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

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. As of December 31, 2024, the 2027 Convertible Notes were not convertible.
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
As of December 31, 2024, we were in compliance with all covenants.
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

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Net Carrying Amounts of our Convertible Notes
The carrying amount and fair value of our Convertible Notes were as follows (in thousands).

	December 31, 2024	December 31, 2023
Principal amount
2027 Convertible Notes	$805,000	$805,000
2028 Convertible Notes	720,000	720,000
Total principal amount	$1,525,000	$1,525,000

Unamortized debt discount
2027 Convertible Notes	$(7,518)	$(10,950)
2028 Convertible Notes	(11,684)	(14,802)
Total unamortized debt discount	$(19,202)	$(25,752)

Carrying amount
2027 Convertible Notes	$797,482	$794,050
2028 Convertible Notes	708,316	705,198
Total carrying amount	$1,505,798	$1,499,248

Fair value based on trading levels (Level 2)
2027 Convertible Notes	$769,218	$695,826
2028 Convertible Notes	779,882	670,522
Total fair value of outstanding notes	$1,549,100	$1,366,348

Remaining amortization per period of debt discount (in years)
2027 Convertible Notes	2.2	3.2
2028 Convertible Notes	3.6	4.6

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the components of interest expense and the effective interest rates for each of our Convertible Notes (in thousands).

	Year Ended December 31,
	2024	2023	2022
Coupon interest
2024 Convertible Notes	$—	$36	$771
2027 Convertible Notes	2,013	2,013	2,013
2028 Convertible Notes	7,200	7,200	2,660
Total coupon interest	$9,213	$9,249	$5,444

Amortization of debt discount
2024 Convertible Notes	$—	$24	$357
2027 Convertible Notes	3,432	3,409	3,386
2028 Convertible Notes	3,118	3,073	1,124
Total amortization of debt discount	$6,550	$6,506	$4,867

Interest expense
2024 Convertible Notes	$—	$60	$1,128
2027 Convertible Notes	5,445	5,422	5,399
2028 Convertible Notes	10,318	10,273	3,784
Total interest expense	$15,763	$15,755	$10,311

Effective interest rates
2024 Convertible Notes	—%	—%	1.8%
2027 Convertible Notes	0.7%	0.7%	0.7%
2028 Convertible Notes	1.5%	1.5%	1.5%
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

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2024, the Revolving Credit Facility was undrawn. We incurred a total of $3.6 million in third-party costs related to the 2022 Credit Agreement which are recorded as debt issuance cost within prepaid expenses and other assets in our consolidated balance sheets. As of December 31, 2024, the unamortized debt issuance cost related to the revolving credit facility was $1.5 million.

Future maturities and interest payments of long-term debt as of December 31, 2024, are as follows (in thousands):

2025	$9,213
2026	9,213
2027	812,535
2028	724,480
2029	—
Thereafter	—
Total minimum payments	1,555,441
Less amount representing coupon interest	(30,441)
Gross balance of long-term debt	1,525,000
Less unamortized debt discount	(19,202)
Carrying value of long-term debt	1,505,798
Less current portion of long-term debt	—
Long-term debt, less current portion and unamortized debt discount	$1,505,798

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
9.    Share-based Compensation
We currently grant stock options, RSUs and PSUs under our Amended and Restated 2021 Stock Plan (“2021 Stock Plan”), which was approved by the stockholders on May 5, 2021 and provides for the grant of up to 17.8 million shares of common stock to selected employees, consultants and non-employee members of our Board of Directors as stock options, stock appreciation rights, RSUs and PSUs. Awards are subject to terms and conditions established by the Compensation Committee of our Board of Directors. During the year ended December 31, 2024, we granted share-based awards under the 2021 Stock Plan. As of December 31, 2024, 7.4 million shares were subject to outstanding awards and 10.1 million shares were available for future grants of share-based awards.
The following table summarized share-based compensation expense included in our consolidated statements of income related to share-based awards (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development	$12,985	$13,345	$9,903
Selling, general and administrative	30,400	23,275	14,494
Total share-based compensation expense	$43,385	$36,620	$24,397
Share-based compensation expense by type of share-based award was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Stock options	$16,078	$16,351	$10,973
RSUs, PSUs and ESPP	27,307	20,269	13,424
Total share-based compensation expense	$43,385	$36,620	$24,397
Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized as of December 31, 2024 (in thousands, unless otherwise noted):

	December 31, 2024
	Unrecognized Expense	Remaining Weighted-Average Recognition Period ( in years)
Stock options	$29,046	2.25
RSUs	42,361	2.50
PSUs	15,285	1.55
ESPP	303	0.37
ESPP. In February 2021, our Board of Directors approved our 2021 ESPP and our stockholders approved the plan in May 2021. The 2021 ESPP enables eligible employees to purchase shares of our common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Share purchases are funded through payroll deduction of at least 1% and up to 15% of an employee’s compensation for each payroll period, and no employee may purchase shares under the 2021 ESPP that exceeds $25,000 worth of our common stock for a calendar year. As of December 31, 2024, 2,559,594 shares were available for future purchase. The offering period is generally for a six-month period and the first offering period commenced on June 16, 2021. Offering periods shall commence on or about the sixteenth day of June and December of each year and end on or about the fifteenth day of the next December and June, respectively, occurring thereafter. During the twelve months ended December 31, 2024, 44,628 shares were issued pursuant to the 2021 ESPP.

Table of Contents	Halozyme Therapeutics, Inc.
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
A summary of our stock option award activity as of and for the year ended December 31, 2024 is as follows:

	Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term ( in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	6,422,837	$30.50
Granted	675,412	42.77
Exercised	(1,207,914)	27.06
Canceled/forfeited	(414,129)	42.86
Outstanding as of December 31, 2024	5,476,206	31.83	6.16	$90.5
Vested and expected to vest as of December 31, 2024	5,476,206	31.83	6.16	90.5
Exercisable as of December 31, 2024	3,592,590	$26.38	4.97	$78.1
The weighted average grant date fair value of options granted during the years ended December 31, 2024, 2023 and 2022 was $17.75 per share, $17.72 per share and $14.22 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was approximately $31.4 million, $13.7 million and $21.6 million, respectively. Cash received from stock option exercises for the years ended December 31, 2024, 2023 and 2022 was approximately $32.7 million, $10.0 million and $15.3 million, respectively.
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

	Year Ended December 31,
	2024	2023	2022
Expected volatility	40.01 - 42.13%	39.68 - 40.82%	39.91 - 50.81%
Average expected term (in years)	5.0	4.8	4.7
Risk-free interest rate	3.65 - 4.70%	3.37 - 4.72%	1.37 - 4.27%
Expected dividend yield	—	—	—

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
Restricted Stock Units. A RSU is a promise by us to issue a share of our common stock upon vesting of the unit. RSUs will generally vest at the rate of one-fourth of the shares on each anniversary of the date of grant.
The following table summarizes our RSU activity during the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	1,139,336	$41.38
Granted	882,672	41.84
Vested	(408,025)	37.92
Forfeited	(215,207)	43.03
Outstanding as of December 31, 2024	1,398,776	$42.43	1.33	$66.9
The estimated fair value of the RSUs was based on the closing market value of our common stock on the date of grant. The total grant date fair value of RSUs vested during the years ended December 31, 2024, 2023 and 2022 was approximately $15.5 million, $12.9 million and $8.6 million, respectively. The fair value of RSUs vested during the years ended December 31, 2024, 2023 and 2022 was approximately $16.5 million, $18.3 million and $11.3 million, respectively.
Performance Stock Units. A PSU is a promise by us to issue a share of our common stock upon achievement of a specific performance condition.
The following table summarizes our PSU activity during the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	242,555	$51.72
Granted	332,400	45.06
Vested	(43,955)	62.51
Forfeited	(48,597)	46.82
Outstanding as of December 31, 2024	482,403	$46.64
The estimated fair value of the PSUs was based on the closing market value of our common stock on the date of grant. The fair value of PSUs vested during the years ended December 31, 2024, 2023 and 2022 was $1.6 million, $0.2 million and $0.2 million, respectively.

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
10.    Stockholders’ Equity
During the years ended December 31, 2024, 2023 and 2022, we issued an aggregate of 1,207,914, 565,343 and 789,870 shares of common stock, respectively, in connection with the exercises of stock options, for net proceeds of approximately $32.7 million, $10.0 million and $15.3 million, respectively. For the years ended December 31, 2024, 2023 and 2022, we issued 363,155, 333,379 and 254,907 shares of common stock, respectively, upon vesting of certain RSUs and PSUs for which the RSU and PSU holders surrendered 88,825, 70,733 and 68,425 RSUs and PSUs, respectively. Stock options and unvested restricted units totaling approximately 7.4 million, 7.8 million and 6.6 million shares of our common stock were outstanding as of December 31, 2024, 2023 and 2022, respectively.
Share Repurchases
In December 2021, the Board of Directors authorized a second capital return program to repurchase up to $750.0 million of outstanding stock over a three-year period which we completed in June 2024. A total of 19.1 million shares were repurchased over the three-year period at an average price per share of $39.31.
In February 2024, our Board of Directors authorized a new capital return program to repurchase up to $750.0 million of our outstanding common stock. In December 2024, we entered into an Accelerated Share Repurchase (“ASR”) agreement with Bank of America to repurchase $250.0 million of our common stock. Pursuant to the agreement, at the inception of the ASR, we paid $250.0 million to Bank of America and took initial delivery of 4.2 million shares, representing approximately 80 percent of the total shares that will be repurchased under the ASR agreement measured based on the closing price of our common stock on the transaction trade date. The final share count will be determined at the transaction settlement date.
All shares repurchased under our capital return programs have been retired and have resumed their status of authorized and unissued shares.

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
A reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator
Net income	$444,091	$281,594	$202,129
Denominator
Weighted average common shares outstanding for basic earnings per share	126,827	131,927	136,844
Dilutive potential common stock outstanding
Stock options	1,827	1,824	2,265
RSUs, PSUs and ESPP	696	388	422
Convertible Notes	74	58	1,077
Weighted average common shares outstanding for diluted earnings per share	129,424	134,197	140,608
Earnings per share
Basic	$3.50	$2.13	$1.48
Diluted	$3.43	$2.10	$1.44
Shares which have been excluded from the calculation of diluted earnings per common share because their effect was anti-dilutive include the following (shares in millions):

	Year Ended December 31,
	2024	2023	2022
Anti-dilutive securities(1)	26.1	27.8	20.7
(1)    The anti-dilutive securities include outstanding stock options, unvested RSUs, unvested PSUs, common shares expected to be issued under our ESPP and Convertible Notes.

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
12.    Commitments and Contingencies
Operating Leases
Our properties consist of leased office, laboratory, warehouse and assembly facilities. Our administrative offices and research facilities are located in San Diego, California. We also lease a building in Minnetonka, Minnesota consisting of office, assembly operations, and warehousing space, and have a small administrative office in Ewing, New Jersey. We lease an aggregate of approximately 162,000 square feet of space. We pay a pro rata share of operating costs, insurance costs, utilities and real property taxes. Additionally, we lease certain office equipment and vehicles under operating leases. Total rent expense was approximately $8.6 million, $9.3 million and $3.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Approximate annual future minimum operating lease payments as of December 31, 2024 are as follows (in thousands):

Year	Operating Leases
2025	$7,052
2026	7,051
2027	6,191
2028	5,447
2029	5,604
Thereafter	6,081
Total minimum lease payments	37,426
Less imputed interest	(6,721)
Total	$30,705
The weighted-average remaining lease term of our operating leases is approximately 5.54 years.
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

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
13.    Income Taxes
Total income before income tax expense summarized by region was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$557,852	$348,828	$248,918
Foreign	(720)	(499)	—
Income before income tax expense	$557,132	$348,329	$248,918
Significant components of our net deferred tax assets (liabilities) were as follows (in thousands).

	December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforwards	$20,736	$32,753
Research and development and orphan drug credits	17,868	38,192
Share-based compensation	6,567	5,024
ASC 842 lease liability	7,126	7,258
Capitalized research expense	30,253	19,543
Inventory related reserves	19,867	13,561
Other, net	4,206	6,746
Total deferred tax assets	106,623	123,077
Valuation allowance for deferred tax assets	(2,363)	(2,588)
Deferred tax assets, net of valuation allowance	104,260	120,489
Deferred tax liabilities
Non-deductible book amortization	(89,247)	(103,492)
ASC 842 right of use asset	(7,882)	(8,259)
Other, net	(3,276)	(4,352)
Total deferred tax liabilities	(100,405)	(116,103)
Net deferred tax asset	$3,855	$4,386
A valuation allowance of $2.4 million and $2.6 million has been established to offset the net DTAs as of December 31, 2024 and 2023, respectively, as realization of such assets is uncertain.
On a periodic basis, we reassess the valuation allowance of our DTAs, weighing all positive and negative evidence, to assess if it is more-likely-than-not that some or all our DTAs will be realized. After assessing both positive and negative evidence, we determined that it was more likely than not that our DTAs would be realized except for certain deferred tax assets associated with unrealized cash flow hedge and net operating losses in foreign jurisdictions where we do not expect benefit.

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
Income tax expense (benefit) was comprised of the following components (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current - federal	$98,139	$24,963	$6,157
Current - state	13,762	5,717	2,525
Deferred - federal	1,815	34,037	44,757
Deferred - state	(675)	2,018	(6,650)
Total income tax expense	$113,041	$66,735	$46,789
The provision for income taxes on earnings subject to income taxes differs from the statutory federal income tax rate due to the following:

	Year Ended December 31,
	2024	2023	2022
Federal income tax expense	21.00%	21.00%	21.00%
State income tax expense, net of federal income tax impact	2.25%	2.76%	0.82%
Executive compensation limitation	0.58%	0.90%	2.61%
Foreign-derived intangible income	(3.81)%	(3.44)%	(5.06)%
Research and development credits, net	(0.39)%	(2.71)%	—%
Non-deductible expenses and other	0.66%	0.62%	(0.57)%
Effective income tax rate	20.29%	19.13%	18.80%
As of December 31, 2024, our unrecognized tax benefit and uncertain tax positions were $24.5 million, of which $23.6 million will impact the effective tax rate when resolved. Of the unrecognized tax benefits, we do not expect any significant changes to occur in the next 12 months. Interest and/or penalties related to uncertain income tax positions are recognized by us as a component of income tax expense. For the years ended December 31, 2024, 2023 and 2022, we recognized an immaterial amount of interest and penalties.
The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2024	2023	2022
Gross unrecognized tax benefits, beginning of period	$21,918	$19,482	$17,692
Increases in tax positions for prior years	2,181	1,645	—
Decreases in tax positions for prior years and lapse in statute of limitations	(192)	—	(1,148)
Increases in tax positions related to business acquisition	—	—	2,151
Increases in tax positions for current year	612	791	787
Gross unrecognized tax benefits, end of period	$24,519	$21,918	$19,482
As of December 31, 2024, we had California and other state net operating loss carryforwards of approximately $236.9 million and $63.1 million, respectively. The California and other state net operating loss carryforwards begin to expire in 2029.
As of December 31, 2024, we had federal and California research and development tax credit carryforwards of approximately $1.1 million, and $25.2 million, respectively. The federal research and development tax credits will begin to expire in 2040 unless previously utilized. The California research and development tax credits will carryforward indefinitely until utilized.

Table of Contents	Halozyme Therapeutics, Inc.
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
We do not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiary as it is our intention to utilize those earnings in the foreign operations for an indefinite period of time. As of December 31, 2024 and 2023, there were no undistributed earnings in foreign subsidiaries.
We are subject to taxation in the U.S. and in various state and foreign jurisdictions. Our tax years for 2008 and forward are subject to examination by the U.S. federal and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
14.    Employee Savings Plan
We have an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate, provided they meet the requirements of the plan. We are not required to make matching contributions under the plan. However, we voluntarily contributed to the plan approximately $3.3 million, $3.3 million and $2.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Table of Contents	Halozyme Therapeutics, Inc.

Schedule II - Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Acquired	Additions	Deductions	Balance at End of Period
For the year ended December 31, 2024
Accounts receivable allowances (1)	$6,747	$—	$54,090	$(52,100)	$8,737
For the year ended December 31, 2023
Accounts receivable allowances (1)	$1,914	$—	$49,596	$(44,763)	$6,747
For the year ended December 31, 2022
Accounts receivable allowances (1)	$1,140	$924	$5,946	$(6,096)	$1,914
(1)Allowances are for chargebacks, prompt payment discounts and distribution fees related to proprietary product sales.