Form 10-Q
period 2025-03-31
HALOZYME THERAPEUTICS, INC.
filed 2025-05-06
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares (in thousands) of the registrant’s common stock, par value $0.001 per share, was 123,221 as of April 30, 2025.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$176,328	$115,850
Marketable securities, available-for-sale	571,594	480,224
Accounts receivable, net and contract assets	304,621	308,455
Inventories	164,868	141,860
Prepaid expenses and other current assets	44,617	38,951
Total current assets	1,262,028	1,085,340
Property and equipment, net	72,816	75,035
Prepaid expenses and other assets	55,609	80,596
Goodwill	416,821	416,821
Intangible assets, net	384,068	401,830
Deferred tax assets, net	5,190	3,855
Total assets	$2,196,532	$2,063,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$20,074	$10,249
Accrued expenses	130,305	128,851
Total current liabilities	150,379	139,100
Long-term debt, net	1,507,447	1,505,798
Other long-term liabilities	56,436	54,758
Total liabilities	1,714,262	1,699,656
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 123,170 and 123,138 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	123	123
Additional paid-in capital	7,596	—
Accumulated other comprehensive income (loss)	(3,413)	3,829
Retained earnings	477,964	359,869
Total stockholders’ equity	482,270	363,821
Total liabilities and stockholders’ equity	$2,196,532	$2,063,477
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Revenues
Royalties	$168,192	$120,593
Product sales, net	78,041	58,583
Revenues under collaborative agreements	18,628	16,703
Total revenues	264,861	195,879
Operating expenses
Cost of sales	48,403	28,329
Amortization of intangibles	17,762	17,763
Research and development	14,799	19,111
Selling, general and administrative	42,362	35,134
Total operating expenses	123,326	100,337
Operating income	141,535	95,542
Other income (expense)
Investment and other income, net	6,818	4,993
Interest expense	(4,525)	(4,507)
Income before income tax expense	143,828	96,028
Income tax expense	25,733	19,205
Net income	$118,095	$76,823

Earnings per share
Basic	$0.96	$0.61
Diluted	$0.93	$0.60

Weighted average common shares outstanding
Basic	123,215	126,941
Diluted	126,644	128,887
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Net income	$118,095	$76,823
Other comprehensive income
Unrealized gain (loss) on marketable securities, net	189	(313)
Foreign currency translation adjustment	—	8
Unrealized (loss) gain on derivative instruments, net	(7,223)	8,615
Realized gain on derivative instruments, net	(208)	(518)
Comprehensive income	$110,853	$84,615
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Operating activities
Net income	$118,095	$76,823
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	10,673	9,874
Depreciation and amortization	2,687	2,443
Amortization of intangible assets	17,762	17,763
Amortization of debt discount	1,846	1,830
Accretion of premium on marketable securities, net	(1,709)	(2,365)
Realized gain on marketable securities	—	(7)
Lease payments recognized	253	220
Deferred income taxes	(2,858)	1,291
Changes in operating assets and liabilities
Accounts receivable, net and other contract assets	3,834	38,308
Inventories	(586)	(40,233)
Prepaid expenses and other assets	(4,995)	4,795
Accounts payable and accrued expenses	9,219	18,685
Net cash provided by operating activities	154,221	129,427
Investing activities
Purchases of marketable securities	(139,639)	(198,763)
Proceeds from sales and maturities of marketable securities	50,167	119,627
Purchases of property and equipment	(950)	(3,545)
Net cash used in investing activities	(90,422)	(82,681)
Financing activities
Taxes paid related to net share settlement, net of proceeds from issuance of common stock under equity incentive plan	(3,321)	(489)
Net cash used in financing activities	(3,321)	(489)
Net increase in cash, cash equivalents and restricted cash	60,478	46,257
Cash, cash equivalents and restricted cash at beginning of period	115,850	118,370
Cash, cash equivalents and restricted cash at end of period	$176,328	$164,627

Supplemental disclosure of non-cash investing and financing activities
Amounts accrued for purchases of property and equipment	$488	$1,515
Right-of-use assets obtained in exchange for lease obligation	$95	$1,242
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2024	123,138	$123	$—	$3,829	$359,869	$363,821
Share-based compensation expense	—	—	10,673	—	—	10,673
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net	484	—	(3,321)	—	—	(3,321)
Repurchase of common stock	(452)	—	244		—	244
Other comprehensive loss	—	—	—	(7,242)	—	(7,242)
Net income	—	—	—	—	118,095	118,095
BALANCE AS OF MARCH 31, 2025	123,170	$123	$7,596	$(3,413)	$477,964	$482,270

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2023	126,770	$127	$2,409	$(9,278)	$90,550	$83,808
Share-based compensation expense	—	—	9,874	—	—	9,874
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net	416	—	(489)	—	—	(489)
Other comprehensive income	—	—	—	7,792	—	7,792
Net income	—	—	—	—	76,823	76,823
BALANCE AS OF MARCH 31, 2024	127,186	$127	$11,794	$(1,486)	$167,373	$177,808
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
We currently have ENHANZE collaborations and licensing agreements with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Takeda Pharmaceuticals International AG and Baxalta US Inc. (“Takeda”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol-Myers Squibb Company (“BMS”), argenx BVBA (“argenx”), ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”), Chugai Pharmaceutical Co., Ltd. (“Chugai”) and Acumen Pharmaceuticals, Inc. (“Acumen”). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales-based milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently earn royalties from sales of 10 commercial products including sales of five commercial products from the Roche collaboration, two commercial products from the Janssen collaboration and one commercial product from each of the Takeda, argenx and BMS collaborations.
We have commercialized auto-injector products with Teva Pharmaceutical Industries, Ltd. (“Teva”) and Otter Pharmaceuticals, LLC (“Otter”). We have development programs including our auto-injectors with McDermott Laboratories Limited, an affiliate of Viatris Inc. (“Viatris”).
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

2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared for purposes of and in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Operating results for interim periods are not necessarily indicative of the operating results for an entire fiscal year.
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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, which mature within 90 days or less from the date of purchase. As of March 31, 2025, our cash and cash equivalents consisted of money market funds, bank certificate of deposits and demand deposits at commercial banks.
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

Available-for-sale marketable securities consist of asset-backed securities, corporate debt securities, U.S. Treasury securities and agency bonds, and are measured at fair value using Level 1 and Level 2 inputs. Level 2 financial instruments are valued using market prices on less active markets and proprietary pricing valuation models with observable inputs, including interest rates, yield curves, maturity dates, issue dates, settlement dates, reported trades, broker-dealer quotes, issue spreads, benchmark securities or other market related data. We obtain the fair value of Level 2 investments from our investment manager, who obtains these fair values from a third-party pricing source. We validate the fair values of Level 2 financial instruments provided by our investment manager by comparing these fair values to a third-party pricing source.
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
Property and Equipment, Net
Property and equipment, including ROU assets, are recorded at cost, less accumulated depreciation and amortization. Equipment is depreciated using the straight-line method over its estimated useful life ranging from three years to ten years and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter.
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
Cash Flow Hedges - Currency Risks
We utilize a cash flow hedging program to mitigate foreign currency exchange risk associated with forecasted royalty revenue denominated in Swiss francs. Under the program, we can hedge these forecasted royalties up to a maximum of four years into the future. We hedge these cash flow exposures to reduce the risk of our earnings and cash flows being adversely affected by fluctuations in exchange rates.
In accordance with the hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and are highly effective in offsetting changes to future cash flows on hedged transactions. Both at inception of the hedge and on an ongoing basis, we assess whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If we determine a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, we would discontinue hedge accounting treatment prospectively. We measure effectiveness based on the change in fair value of the forward currency forward contract and the fair value of the hypothetical foreign currency forward contract with terms that match the critical terms of the risk being hedged. No portion of our foreign currency forward contracts were excluded from the assessment of hedge effectiveness. As of March 31, 2025, all hedges were determined to be highly effective.
The assets or liabilities associated with our hedging contracts are recorded at fair market value in prepaid expense and other current assets, prepaid expenses and other assets, accrued expenses, or other long-term liabilities, respectively, in our condensed consolidated balance sheets. Gains and losses related to changes in the fair market value of these hedging contracts are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) within stockholder’s equity in our condensed consolidated balance sheets and reclassified to royalty revenue in our condensed consolidated statements of income in the same period as the recognition of the underlying hedged transaction. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, within the defined hedge period, we reclassify the gains or losses on the related cash flow hedge from AOCI to royalties revenue in our condensed consolidated statements of income. Settlements from the cash flow hedge are included in operating activities on the condensed consolidated statements of cash flows. Since the fair market value of these hedging contracts is derived from current market rates, the hedging contracts are classified as derivative financial instruments. We do not use derivatives for speculative or trading purposes. As of March 31, 2025, amounts expected to be recognized as a net gain out of AOCI into our condensed consolidated statements of income during the next 12 months are not material.
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
Product Sales, Net
Proprietary Product Sales
Our commercial portfolio of proprietary products includes XYOSTED and Hylenex recombinant which we sell primarily to wholesale pharmaceutical distributors and specialty pharmacies, who sell the products to hospitals, retail chain drug stores and other end-user customers. Sales to wholesalers are made pursuant to purchase orders subject to the terms of a master agreement, and delivery of individual packages of products represents performance obligations under each purchase order. We use contract manufacturers to produce our proprietary products and third-party logistics vendors to process and fulfill orders. We concluded we are the principal in the sales to wholesalers because we control access to services rendered by both vendors and direct their activities. We have no obligations to wholesalers to generate pull-through sales.
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
Devices
We are party to several license, development, supply and distribution arrangements with pharmaceutical partners, under which we produce and are the exclusive supplier of certain products, devices and/or components. We recognize revenue from the sale of certain products, devices and/or components as product sales and related costs of sales at the point in time in which control is transferred to the customer, which is typically upon shipment of the goods to our partner. Sales terms and pricing are governed by the respective supply and distribution agreements, and there is generally no right of return. We provide a standard warranty that the product conforms to specifications. We use contract manufacturers to produce certain products, devices and/or components, and have concluded we are the principal in the sales to partners. Revenue is recognized at the transaction price, which includes the contractual per unit selling price. Allocation of the transaction price to individual quantities of the product is usually not required because each order contains only one type of product.
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
Income Taxes
We provide for income taxes using the liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at each reporting period. We measure deferred tax assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse. Significant judgment is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and any associated valuation allowances recorded against our net deferred tax assets. Deferred tax assets (“DTA”) and other tax benefits are recorded when they are more likely than not to be realized. On a quarterly basis, we assess the need for valuation allowance on our DTAs, weighing all positive and negative evidence, to assess if it is more-likely-than-not that some or all of our DTAs will be realized. We recorded a provision for income tax of $25.7 million with an effective tax rate of 17.9% for the three months ended March 31, 2025. The difference between our effective tax rates and the U.S. federal statutory rate of 21% is primarily due to a decrease from a share-based compensation windfall tax benefit, Foreign Derived Intangible Income deduction, valuation allowance adjustments, and research and development credit generation, partially offset by state income tax and Section 162(m) disallowance.
Segment Information
We generate revenues from payments received (i) as royalties from licensing our ENHANZE technology and other royalty arrangements, (ii) under collaborative agreements with our partners and (iii) from sales of our proprietary and partnered products. There are no intra-entity sales or transfers. We operate our business in one operating segment, which includes all activities related to the research, development and commercialization of our proprietary enzymes and devices. This operating segment also includes revenues and expenses related to (i) research and development and manufacturing activities conducted under our collaborative agreements with third parties, (ii) product sales of proprietary and partnered products and (iii) associated selling, general and administrative expenses.
The chief operating decision-maker (“CODM”), our Chief Executive Officer, reviews the operating results on an aggregate basis and manages the operations as a single operating segment. The CODM assesses the segment’s performance and decides how to allocate resources based on consolidated net income that is reported in our condensed consolidated statements of income. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. The significant expense categories regularly provided to the CODM include cost of sales, research and development, amortization of intangibles, and selling, general and administrative expenses. These expense categories are reported as separate line items in our condensed consolidated statements of income.

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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.
The new guidance is intended to enhance expense disclosures by requiring disaggregation of certain expenses included in the consolidated statements of income into specified expense categories in the notes to the consolidated financial statements.
		Annual periods beginning after December 15, 2026 (our 2027 Form 10-K), and interim reporting periods beginning after December 15, 2027 (our Q1 2028 Form 10-Q) - Early adoption is permitted.	Prospective or Retrospective	We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures.

3.    Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$86	$—	$—	$86
Corporate debt securities	140,065	138	(103)	140,100
U.S. treasury securities	421,618	310	(345)	421,583
Agency bonds	9,839	—	(14)	9,825
Total marketable securities, available-for-sale	$571,608	$448	$(462)	$571,594

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$251	$—	$—	$251
Corporate debt securities	102,632	150	(207)	102,575
U.S. treasury securities	367,700	442	(572)	367,570
Agency bonds	9,844	—	(16)	9,828
Total marketable securities, available-for-sale	$480,427	$592	$(795)	$480,224
As of March 31, 2025, 31 available-for-sale marketable securities with a fair market value of $340.9 million were in a gross unrealized loss position of $0.5 million. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of March 31, 2025 because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
The estimated fair value of our contractual maturities of available-for-sale debt securities were as follows (in thousands):

	March 31, 2025	December 31, 2024
Due within one year	$440,885	$314,978
Due after one year but within five years (1)	130,709	165,246
Total estimated fair value of contractual maturities, available-for-sale	$571,594	$480,224
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

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2025			December 31, 2024
	Level 1	Level 2	Total Estimated Fair Value	Level 1	Level 2	Total Estimated Fair Value
Assets
Cash equivalents
Money market funds	$34,127	$—	$34,127	$55,182	$—	$55,182

Available-for-sale marketable securities
Asset-backed securities	—	86	86	—	251	251
Corporate debt securities	—	140,100	140,100	—	102,575	102,575
U.S. treasury securities	421,583	—	421,583	367,570	—	367,570
Agency bonds	9,825	—	9,825	9,828	—	9,828
Derivative instruments
Currency hedging contracts (1)	—	1,714	1,714	—	4,006	4,006
Total assets	$465,535	$141,900	$607,435	$432,580	$106,832	$539,412

Liabilities
Derivative instruments
Currency hedging contracts (1)	$—	$3,633	$3,633	$—	$17	$17
(1) Based on observable market transactions of spot currency rates, forward currency rates or equivalently-termed instruments. Carrying amounts of the financial assets and liabilities are equal to the fair value. As of March 31, 2025, the derivative assets and liabilities recorded within prepaid expenses and other current assets, prepaid expenses and other assets, accrued expenses, and other long-term liabilities in our condensed consolidated balance sheets were $1.1 million, $0.6 million, $0.9 million and $2.7 million, respectively. As of December 31, 2024, the derivative assets recorded within prepaid expenses and other current assets and prepaid expenses and other assets in our consolidated balance sheets were $2.4 million and $1.6 million, respectively. The derivative liabilities recorded within other long-term liabilities in our consolidated balance sheets as of December 31, 2024 were not material.
We had no available-for-sale securities that were classified within Level 3 as of March 31, 2025 and December 31, 2024.

4.    Revenue
Our disaggregated revenues were as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Royalties	$168,192	$120,593

Product sales, net
Proprietary product sales	36,341	35,254
Bulk rHuPH20 sales	27,025	10,511
Device partnered product sales	14,675	12,818
Total product sales, net	78,041	58,583

Revenues under collaborative agreements
Upfront license and target nomination fees	220	—
Event-based development and regulatory milestones and other fees	—	14,000
Sales-based milestones	15,000	—
Device licensing and development revenue	3,408	2,703
Total revenues under collaborative agreements	18,628	16,703

Total revenues	$264,861	$195,879
During the three months ended March 31, 2025, we recognized revenue related to licenses granted to partners in prior periods in the amount of $183.2 million. This amount represents royalties and a sales milestone earned in the current period. There was no variable consideration in the contracts where uncertainties were resolved and the development milestones are expected to be achieved or were achieved. We also recognized revenue of $1.2 million during the three months ended March 31, 2025 that had been included in accrued expense and other long-term liabilities in our condensed consolidated balance sheets as of December 31, 2024.
Accounts receivable, net, other contract assets and deferred revenues (contract liabilities) from contracts with customers, including partners, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts receivable, net	$304,025	$288,204
Other contract assets	596	20,251
Deferred revenues	9,214	10,343
As of March 31, 2025, the amounts included in the transaction price of our contracts with customers, including collaboration partners, and allocated to goods and services not yet provided were $163.4 million, of which $154.2 million relates to unfulfilled product purchase orders and $9.2 million has been collected and is reported as accrued expense and other long-term liabilities in our condensed consolidated balance sheets. The unfulfilled product purchase orders are estimated to be delivered by the end of 2026. Of the total deferred revenues of $9.2 million, $0.8 million is expected to be used by our customers within the next 12 months.
We recognized contract assets of $0.6 million as of March 31, 2025, which related to development milestones deemed probable of receipt for intellectual property licenses granted to partners in prior periods and for goods or services when control has transferred to the customer, and corresponding revenue is recognized but is not yet billable to the customer in accordance with the terms of the contract.

5.    Certain Balance Sheet Items
Accounts receivable, net and contract assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Product sales to partners	$51,469	$37,599
Revenues under collaborative agreements	18,926	29,452
Royalty payments	183,583	164,348
Other product sales	57,029	65,542
Contract assets	596	20,251
Total accounts receivable and contract assets	311,603	317,192
Allowance for distribution fees and discounts	(6,982)	(8,737)
Total accounts receivable, net and contract assets	$304,621	$308,455
Inventories consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$18,420	$24,015
Work-in-process	36,652	30,169
Finished goods	143,237	142,944
Total inventories	198,309	197,128
Less long-term portion (1)	(33,441)	(55,268)
Total inventories, current	$164,868	$141,860
(1) Long-term portion of inventories represents inventory expected to remain on hand beyond one year and therefore is included in prepaid expenses and other assets in the condensed consolidated balance sheets.
Prepaid expenses and other assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid manufacturing expenses	$41,989	$36,317
Other prepaid expenses	10,067	10,562
Long-term inventories	33,441	55,268
Other assets	14,729	17,400
Total prepaid expenses and other assets	100,226	119,547
Less long-term portion	(55,609)	(80,596)
Total prepaid expenses and other assets, current	$44,617	$38,951
Prepaid manufacturing expenses include raw materials, slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory as materials are used or the contract manufacturing organization services are complete.

Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Research equipment	$9,936	$9,811
Manufacturing equipment	40,495	39,760
Computer and office equipment	9,817	9,710
Leasehold improvements	7,203	7,012
Subtotal	67,451	66,293
Accumulated depreciation and amortization	(27,229)	(25,429)
Subtotal	40,222	40,864
Right of use of assets	32,594	34,171
Total property and equipment, net	$72,816	$75,035
Depreciation and amortization expense was approximately $2.7 million and $2.4 million, inclusive of ROU asset amortization of $1.5 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively.
Accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued compensation and payroll taxes	$10,342	$24,400
Accrued outsourced manufacturing expenses	7,465	16,682
Taxes payable	57,964	30,995
Product returns and sales allowance	52,944	54,588
Other accrued expenses	28,637	26,239
Lease liability	29,389	30,705
Total accrued expenses	186,741	183,609
Less long-term portion	(56,436)	(54,758)
Total accrued expenses, current	$130,305	$128,851
Expense associated with the accretion of the lease liabilities was approximately $0.5 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively. Total lease expense for the three months ended March 31, 2025 and 2024 was $2.0 million and $2.0 million, respectively.
Cash paid for amounts related to leases for the three months ended March 31, 2025 and 2024 was $1.8 million and $1.8 million, respectively.

6.    Goodwill and Intangible Assets, net
Goodwill
A summary of the activity impacting goodwill is presented below (in thousands):

Balance as of December 31, 2024	$416,821
Adjustment	—
Balance as of March 31, 2025	$416,821
Intangible Assets, net
Our acquired intangible assets are amortized using the straight-line method over their estimated useful lives of seven to ten years. The following table shows the cost, accumulated amortization and weighted average useful life in years for our acquired intangible assets as of March 31, 2025 (in thousands).

	Weighted Average Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Auto-Injector technology platform	7	$402,000	$163,949	$238,051
XYOSTED proprietary product	10	136,200	38,883	97,317
Total finite-lived intangibles, net		$538,200	$202,832	$335,368
ATRS-1902 (IPR&D)	Indefinite			48,700
Total intangibles, net				$384,068
Estimated future annual amortization of finite-lived intangible assets is shown in the following table (in thousands). Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

Year	Amortization Expense
Remainder of 2025	$53,287
2026	71,049
2027	71,049
2028	71,049
2029	36,313
Thereafter	32,621
Total	$335,368

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
Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2028 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. As of March 31, 2025, the 2028 Convertible Notes were not convertible.
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
As of March 31, 2025, we were in compliance with all covenants.
Capped Call Transactions
In connection with the offering of the 2028 Convertible Notes, we entered into capped call transactions with certain counterparties (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2028 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2028 Convertible Notes. The cap price of the Capped Call Transactions is initially $75.4075 per share of common stock, representing a premium of 75% above the last reported sale price of $43.09 per share of common stock on August 15, 2022, and is subject to certain adjustments under the terms of the Capped Call Transactions. As of March 31, 2025, no capped calls had been exercised.
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
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. As of March 31, 2025, the 2027 Convertible Notes were not convertible.
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
As of March 31, 2025, we were in compliance with all covenants.

Net Carrying Amounts of our Convertible Notes
The carrying amount and fair value of our Convertible Notes were as follows (in thousands).

	March 31, 2025	December 31, 2024
Principal amount
2027 Convertible Notes	$805,000	$805,000
2028 Convertible Notes	720,000	720,000
Total principal amount	$1,525,000	$1,525,000

Unamortized debt discount
2027 Convertible Notes	$(6,656)	$(7,518)
2028 Convertible Notes	(10,897)	(11,684)
Total unamortized debt discount	$(17,553)	$(19,202)

Carrying amount
2027 Convertible Notes	$798,344	$797,482
2028 Convertible Notes	709,103	708,316
Total carrying amount	$1,507,447	$1,505,798

Fair value based on trading levels (Level 2)
2027 Convertible Notes	$854,958	$769,218
2028 Convertible Notes	924,761	779,882
Total fair value of outstanding notes	$1,779,719	$1,549,100

Remaining amortization per period of debt discount (in years)
2027 Convertible Notes	1.9	2.2
2028 Convertible Notes	3.4	3.6

The following table summarizes the components of interest expense and the effective interest rates for each of our Convertible Notes (in thousands).

	Three Months Ended
	March 31,
	2025	2024
Coupon interest
2027 Convertible Notes	$503	$503
2028 Convertible Notes	1,800	1,800
Total coupon interest	$2,303	$2,303

Amortization of debt discount
2027 Convertible Notes	$862	$856
2028 Convertible Notes	787	775
Total amortization of debt discount	$1,649	$1,631

Interest expense
2027 Convertible Notes	$1,365	$1,359
2028 Convertible Notes	2,587	2,575
Total interest expense	$3,952	$3,934

Effective interest rates
2027 Convertible Notes	0.7%	0.7%
2028 Convertible Notes	1.5%	1.5%
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
As of March 31, 2025, the Revolving Credit Facility was undrawn. We incurred a total of $3.6 million in third-party costs related to the 2022 Credit Agreement which are recorded as debt issuance cost within prepaid expenses and other assets in our condensed consolidated balance sheets. As of March 31, 2025, the unamortized debt issuance cost related to the revolving credit facility was $1.3 million.

8.    Stockholders’ Equity
Share-based Compensation
The following table summarized share-based compensation expense included in our condensed consolidated statements of income related to share-based awards (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Research and development	$3,229	$3,345
Selling, general and administrative	7,444	6,529
Total share-based compensation expense	$10,673	$9,874
Share-based compensation expense by type of share-based award was as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Stock options	$3,809	$4,299
RSUs, PSUs and ESPP	6,864	5,575
Total share-based compensation expense	$10,673	$9,874
We granted stock options to purchase approximately 0.4 million and 0.5 million shares of common stock during the three months ended March 31, 2025 and 2024, respectively. The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes Model”). Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments. The assumptions used in the Black-Scholes Model were as follows:

	Three Months Ended March 31,
	2025	2024
Expected volatility	39.68% - 39.68%	40.02 - 40.08%
Average expected term (in years)	4.8	5.0
Risk-free interest rate	4.34% - 4.34%	3.80 - 4.28%
Expected dividend yield	—	—
In February 2021, our Board of Directors approved our 2021 ESPP and our stockholders approved the plan in May 2021. The 2021 ESPP enables eligible employees to purchase shares of our common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Share purchases are funded through payroll deduction of at least 1% and up to 15% of an employee’s compensation for each payroll period, and no employee may purchase shares under the 2021 ESPP that exceeds $25,000 worth of our common stock for a calendar year. As of March 31, 2025, 2,559,594 shares were available for future purchase. The offering period is generally for a six-month period. Offering periods shall commence on or about the sixteenth day of June and December of each year and end on or about the fifteenth day of the next December and June, respectively, occurring thereafter.

Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized was as follows (in thousands, unless otherwise noted):

	March 31, 2025
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (in years)
Stock options	$31,331	2.33
RSUs	63,234	2.88
PSUs	17,391	2.13
ESPP	134	0.17

Share Repurchases
In December 2021, our Board of Directors authorized a capital return program to repurchase up to $750.0 million of our outstanding common stock over a three-year period which we completed in June 2024. A total of 19.1 million shares were repurchased over the three-year period at an average price per share of $39.31.
In February 2024, our Board of Directors authorized a new capital return program to repurchase up to $750.0 million of our outstanding common stock. In December 2024, we entered into an Accelerated Share Repurchase (“ASR”) agreement with Bank of America, N.A. to repurchase $250.0 million of our outstanding common stock. Pursuant to the agreement, at the inception of the ASR, we paid $250.0 million to Bank of America, N.A. and took initial delivery of 4.2 million shares, representing approximately 80 percent of the total shares to be repurchased under the ASR agreement measured based on the closing price of our common stock on the transaction trade date. In March 2025, we finalized the transaction at an average price of $53.95 and received an additional 0.5 million shares.
All shares repurchased under our capital return programs have been retired and have resumed their status of authorized and unissued shares.

9.    Earnings per share
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
A reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2025	2024
Numerator
Net income	$118,095	$76,823
Denominator
Weighted average common shares outstanding for basic earnings per share	123,215	126,941
Dilutive potential common stock outstanding
Stock options	2,071	1,607
RSUs, PSUs and ESPP	900	339
Convertible Notes	458	—
Weighted average common shares outstanding for diluted earnings per share	126,644	128,887
Earnings per share
Basic	$0.96	$0.61
Diluted	$0.93	$0.60
Shares which have been excluded from the calculation of diluted earnings per common share because their effect was anti-dilutive include the following (shares in millions):

	Three Months Ended
	March 31,
	2025	2024
Anti-dilutive securities (1)	24.1	28.2
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
The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2024, included in our Annual Report on Form 10-K for the year ended December 31, 2024. Past financial or operating performance is not necessarily a reliable indicator of future performance, and our historical performance should not be used to anticipate results or future period trends.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements, other than statements of historical fact, included herein, including without limitation those regarding our future product development and regulatory events and goals, product collaborations, our business intentions and financial estimates and anticipated results, are, or may be deemed to be, forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity,” “project” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report on Form 10-Q. Additionally, statements concerning future matters such as the development or regulatory approval of new partner products, enhancements of existing products or technologies, uncertainties in tariffs and trade policies, timing and success of the launch of new products by us and our partners, third-party performance under key collaboration agreements, the ability of our bulk drug and device part manufacturers to provide adequate supply for our partners, revenue, expense, cash burn levels and our ability to make timely repayments of debt, anticipated amounts and timing of share repurchases, anticipated profitability and expected trends and other statements regarding our plans and matters that are not historical are forward-looking statements. Such statements reflect management’s current forecast of certain aspects of our future business, are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements due to a number of factors including, but not limited to, the Risk Factors set forth in our most recent Annual Report on Form 10-K referred to below under the section entitled “Risks Factors” and elsewhere in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q.
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
We currently have ENHANZE collaborations and licensing agreements with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Takeda Pharmaceuticals International AG and Baxalta US Inc. (“Takeda”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol Myers Squibb Company (“BMS”), argenx BVBA (“argenx”), ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”), Chugai Pharmaceutical Co., Ltd. (“Chugai”) and Acumen Pharmaceuticals, Inc. (“Acumen”). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales-based milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently earn royalties from the sales of 10 commercial products including sales of five commercial products from the Roche collaboration, two commercial products from the Janssen collaboration and one commercial product from each of the Takeda, argenx and BMS collaborations.
We have commercialized auto-injector products with Teva Pharmaceutical Industries, Ltd. (“Teva”) and Otter Pharmaceuticals, LLC (“Otter”). We have development programs including our auto-injectors with McDermott Laboratories Limited, an affiliate of Viatris Inc. (“Viatris”).
Our commercial portfolio of proprietary products includes Hylenex®, utilizing rHuPH20, and XYOSTED®, utilizing our auto-injector technology.
Our first quarter of 2025 and recent key events are as follows:
Partners
•In April 2025, Roche received a positive opinion from the European Medicines Agency’s Committee for Medicinal Products for Human Use recommending an update to the European Union (“EU”) label for Phesgo for human epidermal growth factor receptor 2-positive breast cancer. Administration of Phesgo outside of a clinical setting (such as in a person’s home) by a healthcare professional will be possible, once safely established in a clinical setting.
•In April 2025, argenx received a positive opinion from the Committee for Medicinal Products for Human Use of the European Medicines Agency recommending European Commission approval of VYVGART 1000mg (efgartigimod alfa) developed with ENHANZE for SC injection as a monotherapy for the treatment of adult patients with progressive or relapsing active chronic inflammatory demyelinating polyneuropathy after prior treatment with corticosteroids or immunoglobulins.
•In April 2025, argenx received U.S. Food and Drug Administration (“FDA”) approval of VYVGART Hytrulo prefilled syringe for self-injection for the treatment of adult patients with generalized myasthenia gravis who are anti-acetylcholine receptor antibody positive and adult patients with chronic inflammatory demyelinating polyneuropathy.
•In April 2025, Janssen received European Commission marketing authorization of the SC formulation of RYBREVANT (amivantamab) with ENHANZE, in combination with LAZCLUZE (lazertinib), for the first-line treatment of adult patients with advanced non-small cell lung cancer with epidermal growth factor receptor exon 19 deletions or exon 21 L858R substitution mutations. Additionally, RYBREVANT (amivantamab) is approved as a monotherapy for adult patients with advanced non-small cell lung cancer with activating epidermal growth factor receptor exon 20 insertion mutations after the failure of platinum-based therapy. This represents the 10th partner product with ENHANZE to be commercialized.

•In April 2025, Janssen received European Commission approval for an indication extension of DARZALEX SC in combination with bortezomib, lenalidomide, and dexamethasone for the treatment of adult patients with newly diagnosed multiple myeloma regardless of transplant eligibility.
•In March 2025, BMS received a positive opinion from the Committee for Medicinal Products for Human Use of the European Medicines Agency recommending approval of Opdivo (nivolumab) with ENHANZE across multiple solid tumor indications.
•In March 2025, Acumen announced top-line results from a Phase 1 study of sabirnetug (ACU193) with ENHANZE comparing the pharmacokinetics between SC and IV administrations in healthy volunteers that demonstrated weekly SC administration of sabirnetug was well-tolerated with systematic exposure supporting further clinical development.
•In March 2025, ViiV announced results from a Phase 2b study demonstrated N6LS administered every four months SC with ENHANZE in combination with cabotegravir successfully maintained viral suppression in adults living with HIV who were already stable on treatment.
•In March 2025, Takeda announced Health Canada expanded the marketing authorization for HYQVIA to include chronic inflammatory demyelinating polyneuropathy as a maintenance therapy after stabilization with intravenous immunoglobulin to prevent relapse of neuromuscular disability and impairment in adults.
Corporate
•In May 2025, we announced a $250 million share repurchase under the $750 million approved program from February 2024.
•In April 2025, we filed a patent infringement lawsuit against Merck Sharp & Dohme Corp. (“Merck”) in the U.S. District Court in New Jersey alleging that Merck is using Halozyme’s patented MDASE™ subcutaneous drug delivery technology to develop SC Keytruda. We are seeking damages and injunctive relief to stop Merck’s infringement of Halozyme’s MDASE™ intellectual property.
•In March 2025, we completed the $250.0 million Accelerated Share Repurchase that was initiated in December 2024, resulting in a total repurchase of 4.7 million shares at a price of $53.95 per share under the $750 million approved program from February 2024.

Product and Product Candidates
The following table summarizes our marketed proprietary products and product candidates under development and our marketed partnered products and product candidates under development with our partners:

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	INDICATION	PHASE 1	PHASE 2	PHASE 3	FILED	APPROVED
PROPRIETARY APPROVED PRODUCTS							
HYLENEX® recombinant (hyaluronidase human injection)	Various	Adjuvant for subcutaneous fluid delivery for dispersion & absorption of other injected drugs					Approved in the U.S.
XYOSTED® (testosterone enanthate) injection (CIII)	Urology	Testosterone Replacement Therapy (TRT)					Approved in the U.S.
ENHANZE® PARTNER APPROVED PRODUCTS							
Roche Herceptin® SC (trastuzumab) (OUS) Herceptin Hylecta™ (trastuzumab and hyaluronidase-oysk) (U.S.)	Oncology	Breast Cancer					Approved in the U.S., EU, China and other countries outside the U.S. (OUS)
Phesgo®(pertuzumab/trastuzumab/hyaluronidase-zzfx) (OUS) and (pertuzumab/trastuzumab)(EU)	Oncology	Breast Cancer					Approved in the U.S., EU, OUS and Japan Submitted in China
MabThera® SC (rituximab) (OUS) RITUXAN HYCELA™ (rituximab/hyaluronidase human) (U.S.)	Oncology	Multiple Blood Cancers					Approved for NHL in EU and OUS Approved for CLL in EU and OUS Approved for DLBCL, CLL and FL in the U.S. Approved for DLBCL in China
Tecentriq® SC (atezolizumab) (EU/U.K.) Tecentriq Hybreza™ (atezolizumab) (U.S.)	Oncology	Certain Types of Lung, Liver, Skin, and Soft Tissue Cancer					Approved in the U.S., EU and the U.K.
OCREVUS® SC (Ocrelizumab) (EU/U.K.) OCREVUS ZUNOVO™ (Ocrelizumab) (U.S.)	Neurology	Multiple Sclerosis					Approved in the U.S., EU and the U.K.
Takeda HYQVIA® (Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase)	Immunology	Primary Immunodeficiency, Secondary Immunodeficiencies (EU and Japan)					Approved in the U.S., EU, OUS and Japan
		Chronic inflammatory Demyelinating Polyneuropathy (CIDP)					Approved in the U.S. and EU Submitted in Japan
Janssen DARZALEX FASPRO® (daratumumab hyaluronidase human-fihj) (U.S./China) DARZQURO® (daratumumab)(Japan) DARZALEX SC® (daratumumab) (OUS)	Oncology Hematology	Multiple Myeloma AL Amyloidosis					Approved for MM in the U.S., EU, Japan and OUS Approved for AL Amyloidosis in the U.S., EU, Japan and China
RYBREVANT SC® (amivantamab) (EU)	Oncology	Non-Small Cell Lung Cancer					Approved in the EU Submitted in the U.S.
argenx VYVGART® Hytrulo (efgartigimod alfa and hyaluronidase-qvfc) (U.S.) VYVGART® SC (efgartigimod alfa and hyaluronidase-qvfc) (EU/China) VYVDURA® (efgartigimod alfa and hyaluronidase-qvfc) (Japan)	Autoimmunity	Generalized Myasthenia Gravis (gMG)					Approved in the U.S., EU, Japan and China
VYVGART® Hytrulo (efgartigimod alfa and hyaluronidase-qvfc) (U.S./China) VYVDURA® (efgartigimod alfa and hyaluronidase-qvfc) (Japan)	Autoimmunity	Chronic inflammatory Demyelinating Polyneuropathy (CIDP)					Approved in the U.S., Japan and China Submitted in EU
BMS Opdivo® Qvantig (nivolumab and hyaluronidase-nvhy) (U.S.)	Oncology	Certain types of Kidney, Skin, Lung, Colorectal, Head and Neck, Urothelial, Liver, Esophageal and Stomach Cancer					Approved in the U.S.
DEVICE PARTNER APPROVED PRODUCTS							
Teva Epinephrine Injection USP (generic equivalent to EpiPen® and EpiPen® Jr.)	Allergy and Immunology	Anaphylaxis					Approved in the U.S.
Teriparatide Injection (generic version of Forsteo®) (EU) Teriparatide Injection (generic version of Forteo®) (US)	Endocrinology	Osteoporosis					Approved in the U.S. and EU
Otter OTREXUP® (methotrexate) injection	Rheumatology	Rheumatoid Arthritis; pJIA, Psoriasis					Approved in the U.S.

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
In September 2013, Roche launched a SC formulation of Herceptin (trastuzumab) (Herceptin® SC) in Europe for the treatment of patients with human epidermal growth factor receptor 2-positive breast cancer followed by launches in additional countries. This formulation utilizes our ENHANZE technology and is administered in two to five minutes, compared to 30 to 90 minutes with the standard IV form. Herceptin SC has since received approval in Canada, the U.S. (under the brand name Herceptin Hylecta™) and China.
In June 2020, the FDA approved the fixed-dose combination of Perjeta® (pertuzumab) and Herceptin for SC injection (Phesgo®) utilizing ENHANZE technology for the treatment of patients with human epidermal growth factor receptor 2-positive breast cancer. Phesgo has since received approval in Europe and China. In September 2023, Chugai (a Member of the Roche Group) announced that it had obtained regulatory approval for Phesgo from the Ministry of Health, Labour and Welfare in Japan. We receive royalties for Phesgo sales in Japan as part of our licensing agreement with Roche. In April 2025, Roche received a positive opinion from the European Medicines Agency’s Committee for Medicinal Products for Human Use recommending an update to the EU label for Phesgo for human epidermal growth factor receptor 2-positive breast cancer. Administration of Phesgo outside of a clinical setting (such as in a person’s home) by a healthcare professional will be possible, once safely established in a clinical setting.

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
In June 2024, Roche announced the European Commission granted marketing authorization in the EU for OCREVUS SC as a twice a year ten-minute SC injection for the treatment of relapsing multiple sclerosis and primary progressive multiple sclerosis. In July 2024, Roche announced the Medicines and Healthcare products Regulatory Agency approved OCREVUS SC in the UK. In September 2024, Roche announced the FDA approved OCREVUS ZUNOVO with ENHANZE.
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

In January 2024, Takeda received FDA and European Commission approval for HYQVIA for the treatment of chronic inflammatory demyelinating polyneuropathy in adults with stable chronic inflammatory demyelinating polyneuropathy. In June 2024, Takeda announced Health Canada approved HYQVIA as replacement therapy for primary humoral immunodeficiency and secondary humoral immunodeficiency in pediatric patients two years of age and older. In August 2024, Takeda submitted a New Drug Application in Japan seeking approval for HYQVIA with ENHANZE for treatment of chronic inflammatory demyelinating polyneuropathy/Multifocal Motor Neuropathy. In March 2025, Takeda announced Health Canada expanded the marketing authorization for HYQVIA to include chronic inflammatory demyelinating polyneuropathy as a maintenance therapy after stabilization with intravenous immunoglobulin to prevent relapse of neuromuscular disability and impairment in adults.
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
In May 2020, Janssen launched the commercial sale of DARZALEX FASPRO® (DARZALEX utilizing ENHANZE technology) in four regimens across five indications in multiple myeloma patients, including newly diagnosed, transplant-ineligible patients as well as relapsed or refractory patients. As a fixed-dose formulation, DARZALEX FASPRO can be administered over three to five minutes, significantly less time than DARZALEX IV which requires multi-hour infusions. In June 2020, Janssen received European marketing authorization and launched the commercial sale of DARZALEX SC utilizing ENHANZE in the EU. Subsequent to these approvals, Janssen received several additional regulatory approvals for additional indications and patient populations in the U.S., EU, Japan and China. Beginning with the U.S., Janssen has marketing authorization for DARZALEX FASPRO in combination with bortezomib, thalidomide, and dexamethasone in newly diagnosed multiple myeloma patients who are eligible for autologous stem cell transplant, in combination with bortezomib, cyclophosphamide and dexamethasone for the treatment of adult patients with newly diagnosed AL amyloidosis, in combination with pomalidomide and dexamethasone for patients with multiple myeloma after first or subsequent relapse, and in combination with Kyprolis® (carfilzomib) and dexamethasone for patients with relapsed or refractory multiple myeloma who have received one to three prior lines of therapy. In the EU, Janssen has marketing authorization for DARZALEX SC in combination with bortezomib, cyclophosphamide and dexamethasone in newly diagnosed adult patients with AL amyloidosis and in combination with pomalidomide and dexamethasone in adult patients with relapsed or refractory multiple myeloma. In Japan, Janssen has marketing authorization for the SC formulation of DARZALEX (known as DARZQURO) for the treatment of multiple myeloma and systemic AL amyloidosis. In China, Janssen has marketing authorization for DARZALEX SC for the treatment of primary light chain amyloidosis, in combination with bortezomib, cyclophosphamide and dexamethasone in newly diagnosed patients. In July 2024, Janssen announced the FDA approved DARZALEX FASPRO in combination with bortezomib, lenalidomide and dexamethasone for induction and consolidation treatment and with lenalidomide for maintenance treatment of adult patients who are newly diagnosed with multiple myeloma and are eligible for autologous stem cell transplant with approval also received from the European Commission in October 2024. In September 2024, Janssen announced the submission of a Biologics License Application to the FDA for approval of a new indication of DARZALEX FASPRO in combination with bortezomib, lenalidomide and dexamethasone for the treatment of adult patients newly diagnosed with multiple myeloma for whom autologous stem cell transplant is deferred or who are ineligible for autologous stem cell transplant. In April 2025, Janssen received European Commission approval for an indication extension of DARZALEX SC in combination with bortezomib, lenalidomide, and dexamethasone for the treatment of adult patients with newly diagnosed multiple myeloma regardless of transplant eligibility. In November 2024, Janssen announced the submission of regulatory applications to the FDA and the European Medicines Agency seeking approval of a new indication for DARZALEX FASPRO in the U.S. and DARZALEX SC in the EU as a monotherapy for the treatment of adult patients with high-risk smoldering multiple myeloma.

In December 2019, Janssen elected epidermal growth factor receptor and mesenchymal-epithelial transition factor as a bispecific antibody (amivantamab) target on an exclusive basis, which is being studied in solid tumors. In September 2022, following a Phase 1 study, Janssen initiated a Phase 3 study of lazertinib and amivantamab with ENHANZE in patients with epidermal growth factor receptor-mutated advanced or metastatic non-small cell lung cancer (PALOMA-3). In November 2022, Janssen initiated a Phase 2 study of amivantamab with ENHANZE in multiple regimens in patients with advanced or metastatic solid tumors including epidermal growth factor receptor-mutated non-small cell lung cancer (PALOMA-2). In May 2024, Janssen announced positive data from the Phase 3 PALOMA-3 study which supported the submission of a marketing authorization application to the European Medicines Agency for SC formulation of RYBREVANT (amivantamab) with ENHANZE for the treatment of patients with epidermal growth factor receptor-mutated non-small cell lung cancer. In June 2024, Janssen announced the submission of a Biologics License Application to the FDA for amivantamab SC co-formulated with ENHANZE also for patients with epidermal growth factor receptor-mutated non-small cell lung cancer. The administration time for SC amivantamab was reduced to approximately five minutes from five hours for the first IV amivantamab infusion (across two days) and showed a five-fold reduction in infusion-related reactions. SC amivantamab also demonstrated longer overall survival, progression-free survival and duration of response. In August 2024, the FDA designated Janssen’s Biologics License Application priority review status for amivantamab SC in combination with LAZCLUZE for currently approved or submitted indication of IV in certain patients with non-small cell lung cancer. In December 2024, Janssen announced the FDA issued a Complete Response Letter for the Biologics License Application related to observations as part of a standard pre-approval inspection at a manufacturing facility. Janssen has indicated they are working closely with the FDA to bring SC amivantamab to patients as quickly as possible. In April 2025, Janssen received European Commission marketing authorization of the SC formulation of RYBREVANT (amivantamab), in combination with LAZCLUZE (lazertinib), for the first-line treatment of adult patients with advanced non-small cell lung cancer with epidermal growth factor receptor exon 19 deletions or exon 21 L858R substitution mutations. RYBREVANT (amivantamab) is approved as a monotherapy for adult patients with advanced non-small cell lung cancer with activating epidermal growth factor receptor exon 20 insertion mutations after the failure of platinum-based therapy.
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
BMS Collaboration
In September 2017, we and BMS entered into a collaboration and license agreement, which became effective in November 2017, under which BMS had the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with BMS products directed at up to eleven targets. Targets may be selected on an exclusive basis or non-exclusive basis. BMS has designated multiple immuno-oncology targets including programmed death 1 and has an option to select three additional targets by September 2026. In October 2019, BMS initiated a Phase 1 study of relatlimab, an anti-LAG-3 antibody, in combination with nivolumab using ENHANZE technology. In May 2021, BMS initiated a Phase 3 of nivolumab using ENHANZE technology for patients with advanced or metastatic clear cell renal cell carcinoma (CheckMate-67T), leveraging data and insights from Phase 1/2 CA209-8KX study in patients with solid tumors. In October 2023, BMS reported positive top-line data from the Phase 3 CheckMate-67T study evaluating a SC formulation of Opdivo (nivolumab) with ENHANZE in patients with advanced or metastatic clear cell renal cell carcinoma who have received prior systemic therapy. The study met its co-primary pharmacokinetics endpoints and a key secondary endpoint. In June 2024, BMS announced the European Medicines Agency validated its Extension Application for the SC formulation of Opdivo (nivolumab) co-formulated with ENHANZE. In December 2024, BMS announced the FDA approved Opdivo® Qvantig (nivolumab and hyaluronidase-nvhy) with ENHANZE for SC use in most previously approved adult, solid IV Opdivo (nivolumab) indications. Opdivo Qvantig is the first and only SC administered programmed death 1 inhibitor. In March 2025, BMS received a positive opinion from the Committee for Medicinal Products for Human Use of the European Medicines Agency recommending approval of Opdivo (nivolumab) with ENHANZE across multiple solid tumor indications.
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
In July 2023, argenx reported positive data from the ADHERE study evaluating VYVGART® Hytrulo with ENHANZE in adults with chronic inflammatory demyelinating polyneuropathy. In June 2024, argenx announced the FDA approved VYVGART Hytrulo with ENHANZE for the treatment of chronic inflammatory demyelinating polyneuropathy. In November 2024, Zai Lab Limited (argenx commercial partner for China) announced the National Medical Products Administration approval of VYVGART Hytrulo for the treatment of patients with chronic inflammatory demyelinating polyneuropathy. In December 2024, argenx announced the Ministry of Health, Labour and Welfare in Japan approved VYVDURA for the treatment of patients with chronic inflammatory demyelinating polyneuropathy. In the second quarter of 2024, argenx completed the regulatory submissions of VYVGART SC for the treatment of patients with chronic inflammatory demyelinating polyneuropathy for regulatory approval in Europe. In April 2025, argenx received a positive opinion from the Committee for Medicinal Products for Human Use of the European Medicines Agency recommending European Commission approval of VYVGART 1000mg (efgartigimod alfa) developed with ENHANZE for SC injection as a monotherapy for the treatment of adult patients with progressive or relapsing active chronic inflammatory demyelinating polyneuropathy after prior treatment with corticosteroids or immunoglobulins. Submission to Canadian Health Authorities for regulatory approval is expected in 2025.
In April 2025, argenx received FDA approval of VYVGART Hytrulo prefilled syringe for self-injection for the treatment of adult patients with generalized myasthenia gravis who are anti-acetylcholine receptor antibody positive and adult patients with chronic inflammatory demyelinating polyneuropathy.
argenx is currently conducting the following studies with the goal of expanding approved indications for efgartigimod with ENHANZE: Phase 2/3 (ALKIVIA) study in active idiopathic inflammatory myopathy (Myositis), two registrational studies in thyroid eye disease, Phase 2 (Shamrock) study for kidney transplant recipients with antibody mediated rejection, Phase 3 (ADAPT oculus) study for adult patients with ocular myasthenia gravis and Phase 3 (Unity) study in patients with moderate-to-severe Primary Sjogren’s Disease.

ViiV Healthcare Collaboration
In June 2021, we and ViiV entered into a global collaboration and license agreement that gives ViiV exclusive access to our ENHANZE technology for four specific small and large molecule targets for the treatment and prevention of HIV. These targets are integrase inhibitors, reverse transcriptase inhibitors limited to nucleoside reverse transcriptase inhibitors and nucleoside reverse transcriptase translocation inhibitors, capsid inhibitors and broadly neutralising monoclonal antibodies, that bind to the gp120 CD4 binding site. In February 2022, ViiV initiated enrollment of a Phase 1 study to evaluate the safety and pharmacokinetic measures of N6LS, a broadly neutralizing antibody, administered subcutaneously with ENHANZE technology. In June 2022, ViiV initiated enrollment of a Phase 1 single dose escalation study to evaluate pharmacokinetic measures, safety and tolerability of long-acting cabotegravir administered subcutaneously with ENHANZE technology. In August 2023, ViiV initiated a Phase 2b study to evaluate the efficacy, safety, pharmacokinetic measures and tolerability of VH3810109 (N6LS) administered subcutaneously with rHuPH20 in combination with cabotegravir. In March 2025, ViiV announced results from this study demonstrated N6LS administered every four months SC with ENHANZE in combination with cabotegravir successfully maintained viral suppression in adults living with HIV who were already stable on treatment.
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
Acumen Collaboration
In November 2023, we and Acumen entered into a global collaboration and non-exclusive license agreement that provides Acumen access to ENHANZE for a single target. Acumen intends to explore the potential use of ENHANZE for ACU193, Acumen’s clinical stage monoclonal antibody candidate to target Amyloid-β Oligomers for the treatment of early Alzheimer’s disease. In May 2024, Acumen initiated a Phase 2 IV study for ACU193. In July 2024, Acumen initiated a Phase 1 study of sabirnetug (ACU193) with ENHANZE to compare the pharmacokinetic measures between SC and IV administrations in healthy volunteers. In March 2025, Acumen announced top-line results from this study that demonstrated weekly SC administration of sabirnetug was well-tolerated with systematic exposure supporting further clinical development.
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
Viatris Agreement
In November 2019, we entered into a global development agreement with Idorsia Pharmaceuticals Ltd. (“Idorsia”) which was subsequently assigned to McDermott Laboratories Limited, an affiliate of Viatris, in February 2025 to develop a novel, drug-device product containing selatogrel. A new chemical entity, selatogrel is being developed for the treatment of a suspected acute myocardial infarction in adult patients with a history of acute myocardial infarction.
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

Results of Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Royalties – Royalties were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	March 31,
	2025	2024	Dollar	Percentage
Royalties	$168,192	$120,593	$47,599	39%
The increase in royalties was primarily driven by continued sales uptake of VYVGART Hytrulo by argenx, DARZALEX SC by Janssen, and Phesgo by Roche in all geographies. We expect royalty revenue to further grow as a result of anticipated increasing partner product sales of DARZALEX SC, Phesgo and VYVGART Hytrulo, and sales of recently launched ENHANZE partner products, TECENTRIQ SC, OCREVUS SC, Opdivo Qvantig and RYBREVANT. We expect modest price erosion to continue on earlier launched ENHANZE partner products, Herceptin and MabThera.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	March 31,
	2025	2024	Dollar	Percentage
Proprietary product sales	$36,341	$35,254	$1,087	3%
Bulk rHuPH20 sales	27,025	10,511	16,514	157%
Device partnered product sales	14,675	12,818	1,857	14%
Total product sales, net	$78,041	$58,583	$19,458	33%
The increase in product sales, net was primarily due to increased sales of bulk rHuPH20 and device partnered products driven by partner demand, as well as contributions from our proprietary products driven by continued market penetration. We expect product sales of bulk rHuPH20 and device partnered products to fluctuate in future periods based on the needs of our partners.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	March 31,
	2025	2024	Dollar	Percentage
Upfront license and target nomination fees	$220	$—	$220	100%
Event-based development milestones and regulatory milestones and other fees	—	14,000	(14,000)	(100)%
Sales-based milestones	15,000	—	15,000	100%
Device licensing and development revenue	3,408	2,703	705	26%
Total revenues under collaborative agreements	$18,628	$16,703	$1,925	12%
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

Operating expenses – Operating expenses were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	March 31,
	2025	2024	Dollar	Percentage
Cost of sales	$48,403	$28,329	$20,074	71%
Amortization of intangibles	17,762	17,763	(1)	—%
Research and development	14,799	19,111	(4,312)	(23)%
Selling, general and administrative	42,362	35,134	7,228	21%

Cost of Sales – Cost of sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of our proprietary products, device partnered products and bulk rHuPH20. The increase in cost of sales was primarily due to an increase in product sales.
Amortization of intangibles – Amortization of intangibles consists primarily of expense associated with the amortization of acquired device technologies and product rights. Amortization of intangibles expense was flat year over year.
Research and Development – Research and development expenses consist of external costs, salaries and benefits, and allocation of facilities and other overhead expenses related to research manufacturing, preclinical and regulatory activities related to our collaborations, and our development platforms. The decrease in research and development expense was primarily due to lower compensation expense driven by resource optimization and labor allocation initiatives, and timing of planned investments in ENHANZE related to the development of our new high-yield rHuPH20 manufacturing process.
Selling, General and Administrative – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related costs for personnel in executive, selling and administrative functions, as well as professional fees for legal and accounting, business development, commercial operations support for proprietary products and alliance management, and marketing support for our collaborations. The increase in SG&A expense was primarily due to an increase in consulting and professional service fees and compensation expense.
Investment and other income, net – investment and other income, net was as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	March 31,
	2025	2024	Dollar	Percentage
Investment and other income, net	$6,818	$4,993	$1,825	37%
Investment and other income, net consists primarily of interest income on our cash, cash-equivalent and marketable securities. The increase in investment and other income, net was primarily due to an increase in the average invested balance, partially offset by lower market interest rates.
Interest Expense – Interest expense was as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	March 31,
	2025	2024	Dollar	Percentage
Interest expense	$4,525	$4,507	$18	—%
Interest expense consists primarily of costs related to our convertible notes and revolving credit facility. Interest expense was flat year over year.
Income Tax Expense – Income tax expense was as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	March 31,
	2025	2024	Dollar	Percentage
Income tax expense	$25,733	$19,205	$6,528	34%
The increase in income tax expense was primarily due to higher income before income tax expense and an increase in Section 162(m) disallowance, partially offset by an increase in tax benefits associated with share-based compensation windfall, Foreign Derived Intangible Income deduction, and valuation allowance adjustments.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $747.9 million. We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborative agreements and cash that we may raise through future transactions. We may raise cash through any one of the following financing vehicles: (i) new collaborative agreements; (ii) expansions or revisions to existing collaborative relationships; (iii) private financings; (iv) other equity or debt financings; (v) monetizing assets; and/or (vi) the public offering of securities.
We may, in the future, draw on our existing line of credit or offer and sell additional equity, debt securities and warrants to purchase any of such securities, either individually or in units to raise capital for additional working capital, capital expenditures, share repurchases, acquisitions or for other general corporate purposes.
Cash Flows

	Three Months Ended
	March 31,
(in thousands)	2025	2024	Change
Net cash provided by operating activities	$154,221	$129,427	$24,794
Net cash used in investing activities	(90,422)	(82,681)	(7,741)
Net cash used in financing activities	(3,321)	(489)	(2,832)
Net increase in cash, cash equivalents and restricted cash	$60,478	$46,257	$14,221
Operating Activities
The increase in net cash provided by operations was primarily due to an increase in revenue, partially offset by higher working capital spend.
Investing Activities
The increase in net cash used in investing activities was primarily due to an increase in net purchases of marketable securities, partially offset by a decrease in capital spend for property and equipment.
Financing Activities
The increase in net cash used in financing activities was primarily due to an increase in taxes paid related to net share settlement under our equity incentive plan.
Share Repurchases
In February 2024, our Board of Directors authorized a capital return program to repurchase up to $750.0 million of our outstanding common stock. Refer to Note 8, Stockholders’ Equity, of our condensed consolidated financial statements for additional information regarding our share repurchases.
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

Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2028 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. As of March 31, 2025, the 2028 Convertible Notes were not convertible.
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
Capped Call Transactions
In connection with the offering of the 2028 Convertible Notes, we entered into capped call transactions with certain counterparties (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2028 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2028 Convertible Notes. The cap price of the Capped Call Transactions is initially $75.4075 per share of common stock, representing a premium of 75% above the last reported sale price of $43.09 per share of common stock on August 15, 2022, and is subject to certain adjustments under the terms of the Capped Call Transactions. As of March 31, 2025, no capped calls had been exercised.
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

Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. As of March 31, 2025, the 2027 Convertible Notes were not convertible.
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
As of March 31, 2025, the revolving credit facility was undrawn.
Additional Capital Requirements
Our expected working capital and other capital requirements are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024. As of March 31, 2025, there have been no material changes to our expected working capital and other capital requirements described in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

Our significant accounting policies are described in Part II, Item 8, Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. The accounting policies and estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to our critical accounting policies or estimates during the three months ended March 31, 2025.
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of our condensed consolidated financial statements for a discussion of recent accounting pronouncements and their effect, if any.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risks during the quarter ended March 31, 2025.
As of March 31, 2025, our cash equivalents and marketable securities consisted of investments in money market funds, asset-backed securities, U.S. Treasury securities, corporate debt securities and agency bonds. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security may decline. Based on our current investment portfolio as of March 31, 2025, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.Risk Factors
There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 other than the risks discussed below.
Risks Related To Our Business
Workforce reduction at federal agencies and changes in United States trade policy, including recently announced tariffs and potential countermeasures by trading partners, could delay regulatory approval and increase our or our partners’ costs, disrupt global supply chains and have a material adverse impact on our business, financial condition, and results of operations.
The current federal government administration has increased, and has indicated a willingness to continue to increase, the use of tariffs by the United States to accomplish certain policy goals. Such tariffs and any countermeasures by the United States’ trading partners could increase the cost of raw materials, components and finished goods necessary for our or our partners’ operations, disrupt global supply chains, create additional operational challenges and cause widespread uncertainty in the financial markets. Further, it is possible the administration’s trade policy changes directly impacting the biopharmaceutical industry and related uncertainty about such policy changes could increase volatility in the market valuation of companies in the healthcare industry. Because of these dynamics, we cannot predict the impact of any future changes to international trading relationships or the ultimate impact recently adopted tariff policies will have on our business. Such changes in tariffs and trade regulations could have a material adverse effect on our financial condition, results of operations and cash flows. Additionally, recent widespread reductions in workforce at federal health agencies, including the FDA, could have a negative impact on the speed with which our products or devices and our partners’ products are reviewed and approved for commercialization.
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

We may be required to initiate or defend against legal proceedings related to our intellectual property rights which may be time-consuming and result in substantial litigation expense. For example, in April 2025 we filed a patent infringement lawsuit against Merck Sharp & Dohme Corp. (“Merck”) in the U.S. District Court in New Jersey alleging that Merck is using Halozyme’s patented MDASE™ subcutaneous drug delivery technology to develop Subcutaneous (“SC”) Keytruda. We are seeking damages and injunctive relief to stop Merck’s infringement of Halozyme’s MDASE™ intellectual property. Patent infringement litigation can be costly, take a long period of time to resolve and involves uncertainties beyond our control. We can offer no assurance as to developments related to the patent infringement litigation, the outcome of the litigation or any remedies that could be awarded in connection with the litigation.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
In February 2024, our Board of Directors authorized a new capital return program to repurchase up to $750.0 million of our outstanding common stock.
The table below sets forth information regarding repurchases during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Weighted-Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be purchased under the Programs (in thousands)
January 1, 2025 through January 31, 2025	—	$—	—	$500,000
February 1, 2025 through February 28, 2025	—	$—	—	$500,000
March 1, 2025 through March 31, 2025(1)	452,453	$53.95	452,453	$500,000
Total	452,453		452,453
(1)    Purchased under the share repurchase program authorized in February 2024. The shares were purchased through an ASR agreement to repurchase $250.0 million of our outstanding common stock. In December 2024, we took initial delivery of 4.2 million shares, representing approximately 80 percent of the total shares to be repurchased under the ASR agreement measured based on the closing price of our common stock on the transaction trade date. In March 2025, we finalized the transaction at an average price of $53.95 and received and an additional 0.5 million shares.

Item 3.Defaults Upon Senior Securities
Not applicable.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the three months ended March 31, 2025, the following officer adopted Rule 10b5-1 trading arrangements (as such terms are defined pursuant to Item 408 of Regulation S-K) as noted in the table below.

			Trading Arrangement
Name and Title	Action(3)	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares To Be Sold		Expiration Date
Helen Torley	Adoption	3/21/2025	X		376,569	(1)	The earlier of 12/12/2025 or the date all shares are sold
President and Chief Executive Officer
Helen Torley	Adoption	3/21/2025	X		251,923	(2)	The earlier of 7/31/2026 or the date all shares are sold
President and Chief Executive Officer
*    Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
**    Non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(1)    Represents common shares to be sold following exercise of stock options with a ten-year term expiring in February 2026.
(2)    Represents common shares to be sold following exercise of stock options with a ten-year term expiring in February 2027.
(3)    The Rule 10b5-1 trading arrangements are sequential and do not overlap.

Item 6.Exhibits

3.1	Amended and Restated Certificate of Incorporation of Halozyme Therapeutics, Inc. (filed as Exhibit 3.1 to the Company’s Form 8-K filed April 26, 2024 and incorporated herein by reference)

3.2	The Company Bylaws, as amended (filed as Exhibit 3.1 to the Company’s Form 8-K filed December 10, 2021 and incorporated herein by reference)

4.1
Indenture, dated March 1, 2021, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K filed March 1, 2021 and incorporated herein by reference)

4.2
Form of Note, dated March 1, 2021, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Company’s Form 8-K filed March 1, 2021 and incorporated herein by reference)

4.3
Indenture, dated August 18, 2022, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K filed August 18, 2022 and incorporated herein by reference)

4.4
Form of Note, dated August 18, 2022, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (included within Exhibit 4.3) (filed as Exhibit 4.2 to the Company’s Form 8-K filed August 18, 2022 and incorporated herein by reference)

10.1#	Form of 2025 Deal/Nomination Performance Stock Units Agreement (2021 Stock Plan) (filed herewith)

10.2#	Form of 2025 Relative TSR Performance Stock Units Agreement (2021 Stock Plan) (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith)

101.SCH	Inline Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	Inline Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101) (filed herewith)

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc. (Registrant)

Dated:	May 6, 2025	By:	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 6, 2025	By:	/s/ Nicole LaBrosse
Nicole LaBrosse Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)