Form 10-Q
period 2025-06-30
HALOZYME THERAPEUTICS, INC.
filed 2025-08-05
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares (in thousands) of the registrant’s common stock, par value $0.001 per share, was 116,966 as of July 31, 2025.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$61,861	$115,850
Marketable securities, available-for-sale	486,316	480,224
Accounts receivable, net and contract assets	316,339	308,455
Inventories	181,505	141,860
Prepaid expenses and other current assets	76,652	38,951
Total current assets	1,122,673	1,085,340
Property and equipment, net	71,520	75,035
Prepaid expenses and other assets	56,371	80,596
Goodwill	416,821	416,821
Intangible assets, net	366,306	401,830
Deferred tax assets, net	20,208	3,855
Total assets	$2,053,899	$2,063,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,691	$10,249
Accrued expenses	115,591	128,851
Total current liabilities	134,282	139,100
Long-term debt, net	1,509,100	1,505,798
Other long-term liabilities	77,769	54,758
Total liabilities	1,721,151	1,699,656
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 117,621 and 123,138 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	118	123
Additional paid-in capital	—	—
Accumulated other comprehensive (loss) income	(28,403)	3,829
Retained earnings	361,033	359,869
Total stockholders’ equity	332,748	363,821
Total liabilities and stockholders’ equity	$2,053,899	$2,063,477
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues
Royalties	$205,639	$124,918	$373,831	$245,511
Product sales, net	81,510	78,886	159,551	137,469
Revenues under collaborative agreements	38,570	27,549	57,198	44,252
Total revenues	325,719	231,353	590,580	427,232
Operating expenses
Cost of sales	46,359	39,607	94,762	67,936
Amortization of intangibles	17,762	17,762	35,524	35,525
Research and development	17,543	21,038	32,342	40,149
Selling, general and administrative	41,614	35,711	83,976	70,845
Total operating expenses	123,278	114,118	246,604	214,455
Operating income	202,441	117,235	343,976	212,777
Other income (expense)
Investment and other income, net	6,891	5,032	13,709	10,025
Interest expense	(4,394)	(4,524)	(8,919)	(9,031)
Income before income tax expense	204,938	117,743	348,766	213,771
Income tax expense	39,778	24,498	65,511	43,703
Net income	$165,160	$93,245	$283,255	$170,068

Earnings per share
Basic	$1.36	$0.73	$2.32	$1.34
Diluted	$1.33	$0.72	$2.26	$1.32

Weighted average common shares outstanding
Basic	121,343	127,116	122,274	127,029
Diluted	124,158	129,222	125,452	129,097
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$165,160	$93,245	$283,255	$170,068
Other comprehensive income
Unrealized (loss) gain on marketable securities, net	(35)	(150)	154	(463)
Foreign currency translation adjustment	(3)	(15)	(3)	(7)
Unrealized (loss) gain on derivative instruments, net	(27,047)	76	(34,270)	8,691
Realized loss (gain) on derivative instruments, net	2,095	(493)	1,887	(1,011)
Comprehensive income	$140,170	$92,663	$251,023	$177,278
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Operating activities
Net income	$283,255	$170,068
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	22,834	19,345
Depreciation and amortization	5,427	5,012
Amortization of intangible assets	35,524	35,525
Amortization of debt discount	3,698	3,665
Accretion of premium on marketable securities, net	(2,843)	(5,399)
Realized loss (gain) on marketable securities	26	(7)
Loss on disposal of equipment	—	1,678
Lease payments recognized	510	509
Deferred income taxes	(9,952)	15,532
Changes in operating assets and liabilities
Accounts receivable, net and other contract assets	(7,884)	19,687
Inventories	(15,126)	(61,635)
Prepaid expenses and other assets	(41,063)	(38,748)
Accounts payable and accrued expenses	(20,474)	19,989
Net cash provided by operating activities	253,932	185,221
Investing activities
Purchases of marketable securities	(242,399)	(292,183)
Proceeds from sales and maturities of marketable securities	239,278	173,590
Purchases of property and equipment	(2,513)	(6,127)
Net cash used in investing activities	(5,634)	(124,720)
Financing activities
Repurchase of common stock	(303,489)	—
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	1,202	8,993
Net cash (used in) provided by financing activities	(302,287)	8,993
Net (decrease) increase in cash and cash equivalents	(53,989)	69,494
Cash and cash equivalents at beginning of period	115,850	118,370
Cash and cash equivalents at end of period	$61,861	$187,864

Supplemental disclosure of non-cash investing and financing activities
Amounts accrued for purchases of property and equipment	$281	$498
Right-of-use assets obtained in exchange for lease obligation	$732	$1,466
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF MARCH 31, 2025	123,170	$123	$7,596	$(3,413)	$477,964	$482,270
Share-based compensation expense	—	—	12,161	—	—	12,161
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net and shares issued under the ESPP plan	269	1	4,523	—	—	4,524
Repurchase of common stock	(5,818)	(6)	(24,280)		(282,091)	(306,377)
Other comprehensive loss	—	—	—	(24,990)	—	(24,990)
Net income	—	—	—	—	165,160	165,160
BALANCE AS OF JUNE 30, 2025	117,621	$118	$—	$(28,403)	$361,033	$332,748

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2024	123,138	$123	$—	$3,829	$359,869	$363,821
Share-based compensation expense	—	—	22,834	—	—	22,834
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net and shares issued under the ESPP plan	754	1	1,201	—	—	1,202
Repurchase of common stock	(6,271)	(6)	(24,035)		(282,091)	(306,132)
Other comprehensive income	—	—	—	(32,232)		(32,232)
Net income	—	—	—	—	283,255	283,255
BALANCE AS OF JUNE 30, 2025	117,621	$118	$—	$(28,403)	$361,033	$332,748

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF MARCH 31, 2024	127,186	$127	$11,794	$(1,486)	$167,373	$177,808
Share-based compensation expense	—	—	9,471	—	—	9,471
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net and shares issued under the ESPP plan	415	1	9,481	—	—	9,482
Repurchase of common stock	(1,066)	(1)	1		—	—
Other comprehensive income	—	—	—	(582)	—	(582)
Net income	—	—	—	—	93,245	93,245
BALANCE AS OF JUNE 30, 2024	126,535	$127	$30,747	$(2,068)	$260,618	$289,424

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2023	126,770	$127	$2,409	$(9,278)	$90,550	$83,808
Share-based compensation expense	—	—	19,345	—	—	19,345
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net and shares issued under the ESPP plan	831	1	8,992	—	—	8,993
Repurchase of common stock	(1,066)	(1)	1		—	—
Other comprehensive income	—	—	—	7,210	—	7,210
Net income	—	—	—	—	170,068	170,068
BALANCE AS OF JUNE 30, 2024	126,535	$127	$30,747	$(2,068)	$260,618	$289,424
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
The accompanying condensed consolidated financial statements include the accounts of Halozyme Therapeutics, Inc. and our wholly owned subsidiaries, Halozyme, Inc. and Antares Pharma, Inc., and Antares Pharma, Inc.’s wholly owned Swiss subsidiaries, Antares Pharma IPL AG and Antares Pharma GmbH. All intercompany accounts and transactions have been eliminated.
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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, which mature within 90 days or less from the date of purchase. As of June 30, 2025, our cash and cash equivalents consisted of money market funds, bank certificate of deposits and demand deposits at commercial banks.
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

Available-for-sale marketable securities consist of corporate debt securities, United States (“U.S.”) Treasury securities, agency bonds and commercial paper, and are measured at fair value using Level 1 and Level 2 inputs. Level 2 financial instruments are valued using market prices on less active markets and proprietary pricing valuation models with observable inputs, including interest rates, yield curves, maturity dates, issue dates, settlement dates, reported trades, broker-dealer quotes, issue spreads, benchmark securities or other market related data. We obtain the fair value of Level 2 investments from our investment manager, who obtains these fair values from a third-party pricing source. We validate the fair values of Level 2 financial instruments provided by our investment manager by comparing these fair values to a third-party pricing source.
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
In accordance with the hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and are highly effective in offsetting changes to future cash flows on hedged transactions. Both at inception of the hedge and on an ongoing basis, we assess whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If we determine a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, we would discontinue hedge accounting treatment prospectively. We measure effectiveness based on the change in fair value of the forward currency forward contract and the fair value of the hypothetical foreign currency forward contract with terms that match the critical terms of the risk being hedged. No portion of our foreign currency forward contracts were excluded from the assessment of hedge effectiveness. As of June 30, 2025, all hedges were determined to be highly effective.
The assets or liabilities associated with our hedging contracts are recorded at fair market value in prepaid expense and other current assets, prepaid expenses and other assets, accrued expenses, or other long-term liabilities, respectively, in our condensed consolidated balance sheets. Gains and losses related to changes in the fair market value of these hedging contracts are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) within stockholder’s equity in our condensed consolidated balance sheets and reclassified to royalty revenue in our condensed consolidated statements of income in the same period as the recognition of the underlying hedged transaction. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, within the defined hedge period, we reclassify the gains or losses on the related cash flow hedge from AOCI to royalties revenue in our condensed consolidated statements of income. Settlements from the cash flow hedge are included in operating activities on the condensed consolidated statements of cash flows. Since the fair market value of these hedging contracts is derived from current market rates, the hedging contracts are classified as derivative financial instruments. We do not use derivatives for speculative or trading purposes. As of June 30, 2025, the amount expected to be recognized as a net loss out of AOCI into our condensed consolidated statements of income during the next 12 months is $9.9 million.
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
Goodwill and indefinite-lived intangible assets are not amortized; however, they are reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. Goodwill and indefinite-lived intangible assets are considered to be impaired if the carrying value of the reporting unit or indefinite-lived intangible asset exceeds its respective fair value.
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
During the indefinite-lived intangible asset impairment review, we may elect to start by performing a qualitative assessment. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, asset-specific commercial and regulatory developments and changes to key personnel or strategy. If the qualitative assessment indicates that it is not more likely than not that the fair value of the indefinite-lived intangible asset exceeds its carrying amount, we compare the estimated fair value of the indefinite-lived intangible asset with its carrying value. Determining fair value requires the exercise of judgment about product pricing, market assumptions, discount rates, and the amount and timing of expected future cash flows. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
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
Income Taxes
We provide for income taxes using the liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at each reporting period. We measure deferred tax assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse. Significant judgment is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and any associated valuation allowances recorded against our net deferred tax assets. Deferred tax assets (“DTA”) and other tax benefits are recorded when they are more likely than not to be realized. On a quarterly basis, we assess the need for valuation allowance on our DTAs, weighing all positive and negative evidence, to assess if it is more-likely-than-not that some or all of our DTAs will be realized. We recorded a provision for income tax of $39.8 million and $65.5 million with an effective tax rate of 19.4% and 18.8% for the three and six months ended June 30, 2025, respectively. The difference between our effective tax rates and the U.S. federal statutory rate of 21% is primarily due to decreases from share-based compensation windfall tax benefit, Foreign Derived Intangible Income deduction, valuation allowance adjustments, and research and development credit generation, partially offset by state income tax and Section 162(m) disallowance.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law addressing key provisions of the 2017 Tax Cuts and Jobs Act set to expire at the end of 2025 along with certain other U.S. corporate tax provisions. The OBBBA is applicable to us beginning in the third quarter of 2025. We are still evaluating the full impact of the OBBBA on our consolidated financial statements and related disclosures.
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
		Annual periods beginning after December 15, 2026 (our 2027 Form 10-K), and interim reporting periods beginning after December 15, 2027 (our Q1 2028 Form 10-Q) - Early adoption is permitted.	Prospective or Retrospective	We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures.

3.    Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$130,785	$167	$(59)	$130,893
U.S. treasury securities	337,852	120	(267)	337,705
Agency bonds	9,835	—	(11)	9,824
Commercial paper	7,894	—	—	7,894
Total marketable securities, available-for-sale	$486,366	$287	$(337)	$486,316

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$251	$—	$—	$251
Corporate debt securities	102,632	150	(207)	102,575
U.S. treasury securities	367,700	442	(572)	367,570
Agency bonds	9,844	—	(16)	9,828
Total marketable securities, available-for-sale	$480,427	$592	$(795)	$480,224
As of June 30, 2025, 27 available-for-sale marketable securities with a fair market value of $280.8 million were in a gross unrealized loss position of $0.3 million. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of June 30, 2025 because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
The estimated fair value of our contractual maturities of available-for-sale debt securities were as follows (in thousands):

	June 30, 2025	December 31, 2024
Due within one year	$373,246	$314,978
Due after one year but within five years (1)	113,070	165,246
Total estimated fair value of available-for-sale securities	$486,316	$480,224
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

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2025			December 31, 2024
	Level 1	Level 2	Total Estimated Fair Value	Level 1	Level 2	Total Estimated Fair Value
Assets
Cash equivalents
Money market funds	$4,977	$—	$4,977	$55,182	$—	$55,182

Available-for-sale marketable securities
Asset-backed securities	—	—	—	—	251	251
Corporate debt securities	—	130,893	130,893	—	102,575	102,575
U.S. treasury securities	337,705	—	337,705	367,570	—	367,570
Agency bonds	9,824	—	9,824	9,828	—	9,828
Commercial paper	—	7,894	7,894	—	—	—
Derivative instruments
Currency hedging contracts (1)	—	—	—	—	4,006	4,006
Total assets	$352,506	$138,787	$491,293	$432,580	$106,832	$539,412

Liabilities
Derivative instruments
Currency hedging contracts (1)	$—	$34,795	$34,795	$—	$17	$17
(1) Based on observable market transactions of spot currency rates, forward currency rates or equivalently-termed instruments. Carrying amounts of the financial assets and liabilities are equal to the fair value. As of June 30, 2025, the derivative liabilities recorded within accrued expenses and other long-term liabilities in our condensed consolidated balance sheets were $9.9 million and $24.9 million, respectively. As of December 31, 2024, the derivative assets recorded within prepaid expenses and other current assets and prepaid expenses and other assets in our consolidated balance sheets were $2.4 million and $1.6 million, respectively. The derivative liabilities recorded within other long-term liabilities in our consolidated balance sheets as of December 31, 2024 were not material.
We had no available-for-sale securities that were classified within Level 3 as of June 30, 2025 and December 31, 2024.

4.    Revenue
Our disaggregated revenues were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Royalties	$205,639	$124,918	$373,831	$245,511

Product sales, net
Proprietary product sales	46,452	44,139	82,793	79,394
Bulk rHuPH20 sales	23,271	24,634	50,296	35,144
Device partnered product sales	11,787	10,113	26,462	22,931
Total product sales, net	81,510	78,886	159,551	137,469

Revenues under collaborative agreements
Upfront license and target nomination fees	—	—	220	—
Event-based development and regulatory milestones and other fees	24,500	25,500	24,500	39,500
Sales-based milestones	10,000	—	25,000	—
Device licensing and development revenue	4,070	2,049	7,478	4,752
Total revenues under collaborative agreements	38,570	27,549	57,198	44,252

Total revenues	$325,719	$231,353	$590,580	$427,232
During the three months ended June 30, 2025, we recognized revenue related to licenses granted to partners in prior periods in the amount of $240.1 million. This amount represents royalties and a sales milestone earned in the current period, in addition to $24.5 million of variable consideration in the contracts where uncertainties were resolved and the development milestones are expected to be achieved or were achieved. We also recognized revenue of $0.8 million during the three months ended June 30, 2025 that had been included in accrued expense and other long-term liabilities in our condensed consolidated balance sheets as of December 31, 2024.
During the six months ended June 30, 2025, we recognized revenue related to licenses granted to partners in prior periods in the amount of $423.3 million. This amount represents royalties and a sales milestone earned in the current period, in addition to $24.5 million of variable consideration in the contracts where uncertainties were resolved and the development milestones are expected to be achieved or were achieved. We also recognized revenue of $2.0 million during the six months ended June 30, 2025 that had been included in accrued expense and other long-term liabilities in our condensed consolidated balance sheets as of December 31, 2024.
Accounts receivable, net, other contract assets and deferred revenues (contract liabilities) from contracts with customers, including partners, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts receivable, net	$315,073	$288,204
Other contract assets	1,266	20,251
Deferred revenues	8,373	10,343
As of June 30, 2025, the amounts included in the transaction price of our contracts with customers, including collaboration partners, and allocated to goods and services not yet provided were $187.7 million, of which $179.3 million relates to unfulfilled product purchase orders and $8.4 million has been collected and is reported as other long-term liabilities in our condensed consolidated balance sheets. The unfulfilled product purchase orders are estimated to be delivered by the end of 2026. Of the total deferred revenues of $8.4 million, no amount is expected to be used by our customers within the next 12 months.
We recognized contract assets of $1.3 million as of June 30, 2025, which related to development milestones deemed probable of receipt for intellectual property licenses granted to partners in prior periods and for goods or services when control has transferred to the customer, and corresponding revenue is recognized but is not yet billable to the customer in accordance with the terms of the contract.

5.    Certain Balance Sheet Items
Accounts receivable, net and contract assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Product sales to partners	$31,152	$37,599
Revenues under collaborative agreements	27,082	29,452
Royalty payments	203,070	164,348
Other product sales	61,132	65,542
Contract assets	1,266	20,251
Total accounts receivable and contract assets	323,702	317,192
Allowance for distribution fees and discounts	(7,363)	(8,737)
Total accounts receivable, net and contract assets	$316,339	$308,455
Inventories consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$17,785	$24,015
Work-in-process	30,932	30,169
Finished goods	164,871	142,944
Total inventories	213,588	197,128
Less long-term portion (1)	(32,083)	(55,268)
Total inventories, current	$181,505	$141,860
(1) Long-term portion of inventories represents inventory expected to remain on hand beyond one year and therefore is included in prepaid expenses and other assets in the condensed consolidated balance sheets.
Prepaid expenses and other assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid manufacturing expenses	$50,132	$36,317
Other prepaid expenses	29,426	10,562
Long-term inventories	32,083	55,268
Other assets	21,382	17,400
Total prepaid expenses and other assets	133,023	119,547
Less long-term portion	(56,371)	(80,596)
Total prepaid expenses and other assets, current	$76,652	$38,951
Prepaid manufacturing expenses include raw materials, slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory as materials are used or the contract manufacturing organization services are complete.

Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Research equipment	$9,934	$9,811
Manufacturing equipment	41,641	39,760
Computer and office equipment	9,884	9,710
Leasehold improvements	7,352	7,012
Subtotal	68,811	66,293
Accumulated depreciation and amortization	(29,208)	(25,429)
Subtotal	39,603	40,864
Right of use of assets	31,917	34,171
Total property and equipment, net	$71,520	$75,035
Depreciation and amortization expense was approximately $2.7 million and $2.6 million, inclusive of ROU asset amortization of $1.5 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively.
Depreciation and amortization expense was approximately $5.4 million and $5.0 million, inclusive of ROU asset amortization of $3.0 million and $2.9 million for the six months ended June 30, 2025 and 2024, respectively.
Accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued compensation and payroll taxes	$12,365	$24,400
Accrued outsourced manufacturing expenses	9,961	16,682
Taxes payable	24,959	30,995
Product returns and sales allowance	55,064	54,588
Other accrued expenses	62,041	26,239
Lease liability	28,970	30,705
Total accrued expenses	193,360	183,609
Less long-term portion	(77,769)	(54,758)
Total accrued expenses, current	$115,591	$128,851
Expense associated with the accretion of the lease liabilities was approximately $0.5 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively, and $1.0 million and $1.2 million for the six months ended June 30, 2025 and 2024, respectively. Total lease expense for the three months ended June 30, 2025 and 2024 was $2.0 million and $2.0 million, respectively, and $4.0 million and $4.0 million for the six months ended June 30, 2025 and 2024, respectively.
Cash paid for amounts related to leases for the three months ended June 30, 2025 and 2024 was $1.8 million and $1.7 million, respectively, and $3.5 million and $3.5 million for the six months ended June 30, 2025 and 2024, respectively.

6.    Goodwill and Intangible Assets, net
Goodwill
A summary of the activity impacting goodwill is presented below (in thousands):

Balance as of December 31, 2024	$416,821
Adjustment	—
Balance as of June 30, 2025	$416,821
Intangible Assets, net
Our acquired intangible assets are amortized using the straight-line method over their estimated useful lives of seven to ten years. The following table shows the cost, accumulated amortization and weighted average useful life in years for our acquired intangible assets as of June 30, 2025 (in thousands).

	Weighted Average Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Auto-Injector technology platform	7	$402,000	$178,306	$223,694
XYOSTED proprietary product	10	136,200	42,288	93,912
Total finite-lived intangibles, net		$538,200	$220,594	$317,606
ATRS-1902 (IPR&D)	Indefinite			48,700
Total intangibles, net				$366,306
Estimated future annual amortization of finite-lived intangible assets is shown in the following table (in thousands). Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

Year	Amortization Expense
Remainder of 2025	$35,525
2026	71,049
2027	71,049
2028	71,049
2029	36,313
Thereafter	32,621
Total	$317,606

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
Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2028 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. As of June 30, 2025, the 2028 Convertible Notes were not convertible.
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
As of June 30, 2025, we were in compliance with all covenants.
Capped Call Transactions
In connection with the offering of the 2028 Convertible Notes, we entered into capped call transactions with certain counterparties (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2028 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2028 Convertible Notes. The cap price of the Capped Call Transactions is initially $75.4075 per share of common stock, representing a premium of 75% above the last reported sale price of $43.09 per share of common stock on August 15, 2022, and is subject to certain adjustments under the terms of the Capped Call Transactions. As of June 30, 2025, no capped calls had been exercised.
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
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. As of June 30, 2025, the 2027 Convertible Notes were not convertible.
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
As of June 30, 2025, we were in compliance with all covenants.

Net Carrying Amounts of our Convertible Notes
The carrying amount and fair value of our Convertible Notes were as follows (in thousands).

	June 30, 2025	December 31, 2024
Principal amount
2027 Convertible Notes	$805,000	$805,000
2028 Convertible Notes	720,000	720,000
Total principal amount	$1,525,000	$1,525,000

Unamortized debt discount
2027 Convertible Notes	$(5,793)	$(7,518)
2028 Convertible Notes	(10,107)	(11,684)
Total unamortized debt discount	$(15,900)	$(19,202)

Carrying amount
2027 Convertible Notes	$799,207	$797,482
2028 Convertible Notes	709,893	708,316
Total carrying amount	$1,509,100	$1,505,798

Fair value based on trading levels (Level 2)
2027 Convertible Notes	$800,895	$769,218
2028 Convertible Notes	826,855	779,882
Total fair value of outstanding notes	$1,627,750	$1,549,100

Remaining amortization per period of debt discount (in years)
2027 Convertible Notes	1.7	2.2
2028 Convertible Notes	3.1	3.6

The following table summarizes the components of interest expense and the effective interest rates for each of our Convertible Notes (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Coupon interest
2027 Convertible Notes	$503	$503	$1,006	$1,006
2028 Convertible Notes	1,800	1,800	3,600	3,600
Total coupon interest	$2,303	$2,303	$4,606	$4,606

Amortization of debt discount
2027 Convertible Notes	$863	$857	$1,725	$1,713
2028 Convertible Notes	790	778	1,576	1,553
Total amortization of debt discount	$1,653	$1,635	$3,301	$3,266

Interest expense
2027 Convertible Notes	$1,366	$1,360	$2,731	$2,719
2028 Convertible Notes	2,590	2,578	5,176	5,153
Total interest expense	$3,956	$3,938	$7,907	$7,872

Effective interest rates
2027 Convertible Notes	0.7%	0.7%	0.7%	0.7%
2028 Convertible Notes	1.5%	1.5%	1.5%	1.5%
Revolving Credit and Term Loan Facilities
In May 2022, we entered into a credit agreement, which was subsequently amended in August 2022 (the “Amendment”), with Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders and L/C Issuers party thereto (the “2022 Credit Agreement”), evidencing a credit facility (the “2022 Facility”) that provides for (i) a $575 million revolving credit facility (the “Revolving Credit Facility”) and (ii) a $250 million term loan facility (the “Term Facility”). Concurrently, with the entry into the Amendment, we repaid the entire outstanding Term Facility and repaid all outstanding loans under the Revolving Credit Facility under the 2022 Credit Agreement. The 2022 Facility will mature on November 30, 2026 unless either the Revolving Credit Facility or the Term Facility is extended prior to such date in accordance with the 2022 Credit Agreement.
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
As of June 30, 2025, the Revolving Credit Facility was undrawn. We incurred a total of $3.6 million in third-party costs related to the 2022 Credit Agreement which are recorded as debt issuance cost within prepaid expenses and other assets in our condensed consolidated balance sheets. As of June 30, 2025, the unamortized debt issuance cost related to the revolving credit facility was $1.1 million.

8.    Stockholders’ Equity
Share-based Compensation
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income related to share-based awards (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development	$3,545	$2,568	$6,774	$5,913
Selling, general and administrative	8,616	6,903	16,060	13,432
Total share-based compensation expense	$12,161	$9,471	$22,834	$19,345
Share-based compensation expense by type of share-based award was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Stock options	$3,773	$3,894	$7,582	$8,193
RSUs, PSUs and ESPP	8,388	5,577	15,252	11,152
Total share-based compensation expense	$12,161	$9,471	$22,834	$19,345
We granted stock options to purchase approximately 0.4 million and 0.6 million shares of common stock during the six months ended June 30, 2025 and 2024, respectively. The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes Model”). Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments. The assumptions used in the Black-Scholes Model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected volatility	40.95 - 40.95%	40.01 - 40.07%	39.68 - 40.95%	40.01 - 40.08%
Average expected term (in years)	5.5	5.4	4.8	5.0
Risk-free interest rate	3.81 - 3.81%	4.64 - 4.70%	3.81 - 4.34%	3.80 - 4.70%
Expected dividend yield	—	—	—	—
In February 2021, our Board of Directors approved our 2021 ESPP and our stockholders approved the plan in May 2021. The 2021 ESPP enables eligible employees to purchase shares of our common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Share purchases are funded through payroll deduction of at least 1% and up to 15% of an employee’s compensation for each payroll period, and no employee may purchase shares under the 2021 ESPP that exceeds $25,000 worth of our common stock for a calendar year. As of June 30, 2025, 2,537,502 shares were available for future purchase. The offering period is generally for a six-month period. Offering periods shall commence on or about the sixteenth day of June and December of each year and end on or about the fifteenth day of the next December and June, respectively, occurring thereafter. During the six months ended June 30, 2025, 22,092 shares were issued pursuant to the ESPP.

Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized was as follows (in thousands, unless otherwise noted):

	June 30, 2025
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (in years)
Stock options	$28,086	2.22
RSUs	58,884	2.74
PSUs	15,184	1.88
ESPP	346	0.35

Share Repurchases
In December 2021, our Board of Directors authorized a capital return program to repurchase up to $750.0 million of our outstanding common stock over a three-year period which we completed in June 2024. A total of 19.1 million shares were repurchased over the three-year period at an average price per share of $39.31.
In February 2024, our Board of Directors authorized a new capital return program to repurchase up to $750.0 million of our outstanding common stock. In December 2024, we entered into an Accelerated Share Repurchase (“ASR”) agreement with Bank of America, N.A. to repurchase $250.0 million of our outstanding common stock. Pursuant to the agreement, at the inception of the ASR, we paid $250.0 million to Bank of America, N.A. and took initial delivery of 4.2 million shares, representing approximately 80 percent of the total shares to be repurchased under the ASR agreement measured based on the closing price of our common stock on the transaction trade date. In March 2025, we finalized the ASR transaction resulting in a total repurchase of 4.7 million shares at an average price of $53.95.
In May 2025, we announced a second $250.0 million share repurchase under the $750.0 million approved program from February 2024. The second $250.0 million share repurchase was completed in June 2025, resulting in a total purchase of 4.8 million shares at an average price of $52.09 per share.
In June 2025, we initiated the third $250.0 million share repurchase tranche under the $750.0 million approved program from February 2024, of which $53.5 million was used to repurchase approximately 1.0 million shares at an average price of $52.40 per share in June 2025.
We had the following share repurchase activity under the approved share repurchase program (in thousands, except share and per share amounts):

	2025
	Total Number of Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost
First quarter(1)	452,453	$53.95	$24,410
Second quarter(2)	5,818,338	$52.16	303,490
	6,270,791	$52.29	$327,900
(1) The shares we repurchased during the first quarter are part of the ASR initiated in December 2024.
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
A reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator
Net income	$165,160	$93,245	$283,255	$170,068
Denominator
Weighted average common shares outstanding for basic earnings per share	121,343	127,116	122,274	127,029
Dilutive potential common stock outstanding
Stock options	1,978	1,762	2,021	1,669
RSUs, PSUs and ESPP	638	344	828	399
Convertible Notes	199	—	329	—
Weighted average common shares outstanding for diluted earnings per share	124,158	129,222	125,452	129,097
Earnings per share
Basic	$1.36	$0.73	$2.32	$1.34
Diluted	$1.33	$0.72	$2.26	$1.32
Shares which have been excluded from the calculation of diluted earnings per common share because their effect was anti-dilutive include the following (shares in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Anti-dilutive securities (1)	24.4	26.7	24.3	26.8
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, unless the context suggests otherwise, references to “Halozyme,” “the Company,” “we,” “our,” “ours,” and “us” refer to Halozyme Therapeutics, Inc., its wholly owned subsidiaries, Halozyme, Inc., Antares Pharma Inc., and Antares Pharma Inc.’s wholly owned subsidiaries, Antares Pharma IPL AG and Antares Pharma GmbH. References to “Notes” refer to the notes to the condensed consolidated financial statements included herein (refer to Item 1 of Part I).
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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements, other than statements of historical fact, included herein, including without limitation those regarding our future product development and regulatory events and goals, product collaborations, our business intentions and financial estimates and anticipated results, are, or may be deemed to be, forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity,” “project” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report on Form 10-Q. Additionally, statements concerning future matters such as the development or regulatory approval of new partner products, enhancements of existing products or technologies, uncertainties in tariffs, trade and pharmaceutical pricing policies, tax legislation, timing and success of the launch of new products by us and our partners, third-party performance under key collaboration agreements, the ability of our bulk drug and device part manufacturers to provide adequate supply for our partners, revenue, expense, cash burn levels and our ability to make timely repayments of debt, anticipated amounts and timing of share repurchases, anticipated profitability and expected trends and other statements regarding our plans and matters that are not historical are forward-looking statements. Such statements reflect management’s current forecast of certain aspects of our future business, are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in our forward-looking statements due to a number of factors including, but not limited to, the Risk Factors set forth in our most recent Annual Report on Form 10-K referred to below under the section entitled “Risks Factors” and elsewhere in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q.
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
Our second quarter of 2025 and recent key events are as follows:
Partners
•In July 2025, Janssen announced the European Commission approved a new indication for DARZALEX SC as a monotherapy for the treatment of adult patients with smoldering multiple myeloma at high risk of developing multiple myeloma.
•In June 2025, Takeda announced the Ministry of Health, Labour and Welfare in Japan approved HYQVIA SC with ENHANZE for treatment of patients with chronic inflammatory demyelinating polyneuropathy and multifocal motor neuropathy.
•In June 2025, argenx announced European Commission approval of VYVGART SC with ENHANZE for the treatment of adult patients with progressive or relapsing active chronic inflammatory demyelinating polyneuropathy after prior treatment with corticosteroids or immunoglobulins. VYVGART SC injection is available as a vial or prefilled syringe and can be administered by a patient, caregiver, or healthcare professional.
•In May 2025, BMS received European Commission approval of Opdivo SC, the SC formulation of Opdivo (nivolumab) developed with ENHANZE, for use across multiple adult solid tumors, resulting in the recognition of $12.0 million in milestone revenue.
•In May 2025, argenx initiated a Phase 1 study to evaluate ARGX-213 with ENHANZE.
•In May 2025, Janssen announced the U.S. Food and Drug Administration (“FDA”) Oncologic Drug Advisory Committee voted in favor of the benefit-risk profile of DARZALEX FASPRO for the treatment of adult patients with high risk smoldering multiple myeloma.
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

•In April 2025, argenx received FDA approval of VYVGART Hytrulo prefilled syringe for self-injection for the treatment of adult patients with generalized myasthenia gravis who are anti-acetylcholine receptor antibody positive and adult patients with chronic inflammatory demyelinating polyneuropathy.
•In April 2025, Janssen received European Commission marketing authorization of the SC formulation of RYBREVANT (amivantamab) with ENHANZE, in combination with LAZCLUZE (lazertinib), for the first-line treatment of adult patients with advanced non-small cell lung cancer with epidermal growth factor receptor exon 19 deletions or exon 21 L858R substitution mutations. Additionally, RYBREVANT (amivantamab) is approved as a monotherapy for adult patients with advanced non-small cell lung cancer with activating epidermal growth factor receptor exon 20 insertion mutations after the failure of platinum-based therapy. This represents the tenth partnered product with ENHANZE to be commercialized. In May 2025, amivantamab was made available to patients in the EU resulting in a $10.0 million milestone payment.
•In April 2025, Janssen received European Commission approval for an indication extension of DARZALEX SC in combination with bortezomib, lenalidomide, and dexamethasone for the treatment of adult patients with newly diagnosed multiple myeloma regardless of transplant eligibility.
Corporate
•In June 2025, we initiated the third $250 million share repurchase tranche under the $750 million approved program from February 2024, of which $53.5 million was used to repurchase approximately 1.0 million shares at an average price of $52.40 per share in June 2025 for a total of $303.4 million of share repurchases in the second quarter.
•In May 2025, we announced a second $250 million share repurchase under the $750 million approved program from February 2024. The second $250 million share repurchase was completed in June 2025, resulting in a total purchase of 4.8 million shares at an average price of $52.09 per share.
•In April 2025, we filed a patent infringement lawsuit against Merck Sharp & Dohme Corp. (“Merck”) in the U.S. District Court in New Jersey. We believe the SC formulation of Merck's cancer medicine, Keytruda, infringes multiple patents that protect our MDASE™ SC delivery technology. We believe Merck has used our technology to develop SC Keytruda without our permission. We are seeking damages and injunctive relief to stop the infringement. In addition, the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office has instituted post-grant reviews brought by Merck challenging the validity of certain U.S. patents covering our MDASE™ technology. The PTAB proceedings and the lawsuit are not related to our ENHANZE® intellectual property.

Product and Product Candidates
The following table summarizes our marketed proprietary products and product candidates under development and our marketed partnered products and product candidates under development with our partners:

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	INDICATION	PHASE 1 / PHASE 2 / PHASE 3 / FILED / APPROVED
PROPRIETARY APPROVED PRODUCTS			
HYLENEX® recombinant (hyaluronidase human injection)	Various	Adjuvant for subcutaneous fluid delivery for dispersion & absorption of other injected drugs	Approved in the U.S.
XYOSTED® (testosterone enanthate) injection (CIII)	Urology	Testosterone Replacement Therapy	Approved in the U.S.
ENHANZE® PARTNER APPROVED PRODUCTS			
Roche Herceptin® SC (trastuzumab) (OUS) Herceptin Hylecta™ (trastuzumab and hyaluronidase-oysk) (U.S.)	Oncology	Breast Cancer	Approved in the U.S., EU, China and other countries outside the U.S. (OUS)
Phesgo®(pertuzumab/trastuzumab/hyaluronidase-zzfx) (OUS) and (pertuzumab/trastuzumab)(EU)	Oncology	Breast Cancer	Approved in the U.S., EU, OUS, Japan and China
MabThera® SC (rituximab) (OUS) RITUXAN HYCELA™ (rituximab/hyaluronidase human) (U.S.)	Oncology	Multiple Blood Cancers	Approved for NHL in EU and OUS Approved for CLL in EU and OUS Approved for DLBCL, CLL and FL in the U.S. Approved for DLBCL in China
Tecentriq® SC (atezolizumab) (EU/U.K.) Tecentriq Hybreza™ (atezolizumab) (U.S.)	Oncology	Certain Types of Lung, Liver, Skin, and Soft Tissue Cancer	Approved in the U.S., EU and the U.K.
OCREVUS® SC (Ocrelizumab) (EU/U.K.) OCREVUS ZUNOVO™ (Ocrelizumab) (U.S.)	Neurology	Multiple Sclerosis	Approved in the U.S., EU and the U.K.
Takeda HYQVIA® (Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase)	Immunology	Primary Immunodeficiency Secondary Immunodeficiencies (EU and Japan)	Approved in the U.S., EU, OUS and Japan
		Chronic Inflammatory Demyelinating Polyneuropathy Multifocal Motor Neuropathy (Japan)	Approved in the U.S., EU and Japan
Janssen DARZALEX FASPRO® (daratumumab hyaluronidase human-fihj) (U.S./China) DARZQURO® (daratumumab) (Japan) DARZALEX SC® (daratumumab) (EU/OUS)	Oncology Hematology Oncology	Multiple Myeloma AL Amyloidosis Smoldering Multiple Myeloma	Approved for Multiple Myeloma in the U.S., EU, Japan and OUS Approved for AL Amyloidosis in the U.S., EU, Japan and China Approved for Smoldering Multiple Myeloma in the EU Submitted in the U.S.
RYBREVANT SC® (amivantamab) (EU)	Oncology	Non-Small Cell Lung Cancer	Approved in the EU Submitted in the U.S.
argenx VYVGART® Hytrulo (efgartigimod alfa and hyaluronidase-qvfc) (U.S.) VYVGART® SC (efgartigimod alfa) (EU) VYVDURA® (efgartigimod alfa and hyaluronidase-qvfc) (Japan) VYVGART® Hytrulo (efgartigimod alfa SC injection) (China)	Autoimmunity	Generalized Myasthenia Gravis	Approved in the U.S., EU, Japan and China
VYVGART® Hytrulo (efgartigimod alfa and hyaluronidase-qvfc) (U.S.) VYVGART® SC (efgartigimod alfa) (EU) VYVDURA® (efgartigimod alfa and hyaluronidase-qvfc) (Japan) VYVGART® Hytrulo (efgartigimod alfa SC injection) (China)	Autoimmunity	Chronic Inflammatory Demyelinating Polyneuropathy	Approved in the U.S., EU, Japan and China
BMS Opdivo® Qvantig (nivolumab and hyaluronidase-nvhy) (U.S.) Opdivo® SC (nivolumab and hyaluronidase) (EU)	Oncology	Certain types of Kidney, Skin, Lung, Colorectal, Head and Neck, Urothelial, Liver, Esophageal and Stomach Cancer	Approved in the U.S. and EU
DEVICE PARTNER APPROVED PRODUCTS			
Teva Epinephrine Injection USP (generic equivalent to EpiPen® and EpiPen® Jr.)	Allergy and Immunology	Anaphylaxis	Approved in the U.S.
Teriparatide Injection (generic version of Forsteo®) (EU) Teriparatide Injection (generic version of Forteo®) (U.S.)	Endocrinology	Osteoporosis	Approved in the U.S. and EU
Otter OTREXUP® (methotrexate) injection	Rheumatology	Rheumatoid Arthritis; pJIA, Psoriasis	Approved in the U.S.

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

In January 2024, Takeda received FDA and European Commission approval for HYQVIA for the treatment of chronic inflammatory demyelinating polyneuropathy in adults with stable chronic inflammatory demyelinating polyneuropathy. In June 2024, Takeda announced Health Canada approved HYQVIA as replacement therapy for primary humoral immunodeficiency and secondary humoral immunodeficiency in pediatric patients two years of age and older. In March 2025, Takeda announced Health Canada expanded the marketing authorization for HYQVIA to include chronic inflammatory demyelinating polyneuropathy as a maintenance therapy after stabilization with intravenous immunoglobulin to prevent relapse of neuromuscular disability and impairment in adults. In June 2025, Takeda announced the Ministry of Health, Labour and Welfare in Japan approved HYQVIA SC with ENHANZE for treatment of patients with chronic inflammatory demyelinating polyneuropathy and multifocal motor neuropathy.
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
In May 2020, Janssen launched the commercial sale of DARZALEX FASPRO® (DARZALEX utilizing ENHANZE technology) in the U.S. in four regimens across five indications in multiple myeloma patients, including newly diagnosed, transplant-ineligible patients as well as relapsed or refractory patients. As a fixed-dose formulation, DARZALEX FASPRO can be administered over three to five minutes, significantly less time than DARZALEX IV which requires multi-hour infusions. In June 2020, Janssen received European marketing authorization and launched the commercial sale of DARZALEX SC utilizing ENHANZE in the EU. Subsequent to these approvals, Janssen received several additional regulatory approvals for additional indications and patient populations in the U.S., EU, Japan and China. Beginning with the U.S., Janssen has marketing authorization for DARZALEX FASPRO in combination with bortezomib, thalidomide, and dexamethasone in newly diagnosed multiple myeloma patients who are eligible for autologous stem cell transplant, in combination with bortezomib, cyclophosphamide and dexamethasone for the treatment of adult patients with newly diagnosed AL amyloidosis, in combination with pomalidomide and dexamethasone for patients with multiple myeloma after first or subsequent relapse, and in combination with Kyprolis® (carfilzomib) and dexamethasone for patients with relapsed or refractory multiple myeloma who have received one to three prior lines of therapy. In the EU, Janssen has marketing authorization for DARZALEX SC in combination with bortezomib, cyclophosphamide and dexamethasone in newly diagnosed adult patients with AL amyloidosis and in combination with pomalidomide and dexamethasone in adult patients with relapsed or refractory multiple myeloma. In Japan, Janssen has marketing authorization for the SC formulation of DARZALEX (known as DARZQURO) for the treatment of multiple myeloma and systemic AL amyloidosis. In China, Janssen has marketing authorization for DARZALEX SC for the treatment of primary light chain amyloidosis, in combination with bortezomib, cyclophosphamide and dexamethasone in newly diagnosed patients.
In July 2024, Janssen announced the FDA approved DARZALEX FASPRO in combination with bortezomib, lenalidomide and dexamethasone for induction and consolidation treatment and with lenalidomide for maintenance treatment of adult patients who are newly diagnosed with multiple myeloma and are eligible for autologous stem cell transplant, with approval also received from the European Commission in October 2024. In September 2024, Janssen announced the submission of a Biologics License Application to the FDA for approval of a new indication of DARZALEX FASPRO in combination with bortezomib, lenalidomide and dexamethasone for the treatment of adult patients newly diagnosed with multiple myeloma for whom autologous stem cell transplant is deferred or who are ineligible for autologous stem cell transplant. In April 2025, Janssen received European Commission approval for an indication extension of DARZALEX SC in combination with bortezomib, lenalidomide, and dexamethasone for the treatment of adult patients with newly diagnosed multiple myeloma regardless of transplant eligibility. In November 2024, Janssen announced the submission of regulatory applications to the FDA and the European Medicines Agency seeking approval of a new indication for DARZALEX FASPRO in the U.S. and DARZALEX SC in the EU as a monotherapy for the treatment of adult patients with high-risk smoldering multiple myeloma. In May 2025, Janssen announced the FDA Oncologic Drug Advisory Committee voted in favor of the benefit-risk profile of DARZALEX FASPRO for the treatment of adult patients with high risk smoldering multiple myeloma. In July 2025, Janssen announced European Commission approval of a new indication for DARZALEX SC (daratumumab) co-formulated with ENHANZE, as a monotherapy for the treatment of adult patients with smoldering multiple myeloma at high-risk of developing multiple myeloma.

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
BMS Collaboration
In September 2017, we and BMS entered into a collaboration and license agreement, which became effective in November 2017, under which BMS had the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with BMS products directed at up to eleven targets. Targets may be selected on an exclusive basis or non-exclusive basis. BMS has designated multiple immuno-oncology targets including programmed death 1 and has an option to select three additional targets by September 2026. In December 2024, BMS announced the FDA approved Opdivo® Qvantig (nivolumab and hyaluronidase-nvhy) with ENHANZE for SC use in most previously approved adult, solid IV Opdivo (nivolumab) indications. Opdivo Qvantig is the first and only SC administered programmed death 1 inhibitor. In March 2025, BMS received a positive opinion from the Committee for Medicinal Products for Human Use of the European Medicines Agency recommending approval of Opdivo (nivolumab) with ENHANZE across multiple solid tumor indications. In May 2025, BMS received European Commission approval of Opdivo SC, the subcutaneous formulation of Opdivo (nivolumab) developed with ENHANZE, for use across multiple adult solid tumors.
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
In July 2023, argenx reported positive data from the ADHERE study evaluating VYVGART Hytrulo with ENHANZE in adults with chronic inflammatory demyelinating polyneuropathy. In June 2024, argenx announced the FDA approved VYVGART Hytrulo with ENHANZE for the treatment of chronic inflammatory demyelinating polyneuropathy. In November 2024, Zai Lab Limited (argenx commercial partner for China) announced the National Medical Products Administration approval of VYVGART Hytrulo for the treatment of patients with chronic inflammatory demyelinating polyneuropathy. In December 2024, argenx announced the Ministry of Health, Labour and Welfare in Japan approved VYVDURA for the treatment of patients with chronic inflammatory demyelinating polyneuropathy. In June 2025, argenx announced European Commission approval of VYVGART SC with ENHANZE for the treatment of adult patients with progressive or relapsing active chronic inflammatory demyelinating polyneuropathy after prior treatment with corticosteroids or immunoglobulins. VYVGART SC injection is available as a vial or prefilled syringe and can be administered by a patient, caregiver, or healthcare professional.
In April 2025, argenx received FDA approval of VYVGART Hytrulo prefilled syringe for self-injection for the treatment of adult patients with generalized myasthenia gravis who are anti-acetylcholine receptor antibody positive and adult patients with chronic inflammatory demyelinating polyneuropathy.
argenx is currently conducting the following studies with the goal of expanding approved indications for efgartigimod with ENHANZE: Phase 2/3 (ALKIVIA) study in active idiopathic inflammatory myopathy (Myositis), two registrational studies in thyroid eye disease, Phase 2 (Shamrock) study for kidney transplant recipients with antibody mediated rejection, Phase 3 (ADAPT oculus) study for adult patients with ocular myasthenia gravis, Phase 3 (Unity) study in patients with moderate-to-severe Primary Sjogren’s Disease and Phase 2 (eSScape) study in adults with Systemic Sclerosis.
In May 2025, argenx initiated a Phase 1 study to evaluate ARGX-213 with ENHANZE.

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
Viatris Agreement
In November 2019, we entered into a global development agreement with Idorsia Pharmaceuticals Ltd. (“Idorsia”) which was subsequently assigned to McDermott Laboratories Limited, an affiliate of Viatris, in February 2025 to develop a novel, drug-device product containing selatogrel. A new chemical entity, selatogrel, is being developed for the treatment of a suspected acute myocardial infarction in adult patients with a history of acute myocardial infarction.
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

Results of Operations
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Royalties – Royalties were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	June 30,
	2025	2024	Dollar	Percentage
Royalties	$205,639	$124,918	$80,721	65%
The increase in royalties was primarily driven by continued sales uptake of DARZALEX SC by Janssen, VYVGART Hytrulo by argenx and Phesgo by Roche in all geographies. We expect royalty revenue to further grow as a result of anticipated increasing partner product sales of DARZALEX SC, Phesgo and VYVGART SC, and sales of recently launched ENHANZE partner products, TECENTRIQ SC, OCREVUS SC, Opdivo SC and RYBREVANT SC. We expect modest price erosion to continue on earlier launched ENHANZE partner products, Herceptin and MabThera.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	June 30,
	2025	2024	Dollar	Percentage
Proprietary product sales	$46,452	$44,139	$2,313	5%
Bulk rHuPH20 sales	23,271	24,634	(1,363)	(6)%
Device partnered product sales	11,787	10,113	1,674	17%
Total product sales, net	$81,510	$78,886	$2,624	3%
The increase in product sales, net was primarily due to contributions from our proprietary product, XYOSTED, driven by continued market penetration, as well as increased sales of device partnered products driven by partner demand, partially offset by a decrease in sales in bulk rHuPH20 driven by the timing of partner demand. We expect product sales of bulk rHuPH20 and device partnered products to fluctuate in future periods based on the needs of our partners.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	June 30,
	2025	2024	Dollar	Percentage
Event-based development milestones and regulatory milestones and other fees	$24,500	$25,500	$(1,000)	(4)%
Sales-based milestones	10,000	—	10,000	100%
Device licensing and development revenue	4,070	2,049	2,021	99%
Total revenues under collaborative agreements	$38,570	$27,549	$11,021	40%
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

Operating expenses – Operating expenses were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	June 30,
	2025	2024	Dollar	Percentage
Cost of sales	$46,359	$39,607	$6,752	17%
Amortization of intangibles	17,762	17,762	—	—%
Research and development	17,543	21,038	(3,495)	(17)%
Selling, general and administrative	41,614	35,711	5,903	17%

Cost of Sales – Cost of sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of our proprietary products, device partnered products and bulk rHuPH20. The increase in cost of sales was primarily due to an increase in product sales and labor allocation initiatives.
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
Selling, General and Administrative – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related costs for personnel in executive, selling and administrative functions, as well as professional fees for legal and accounting, business development, commercial operations support for proprietary products and alliance management, and marketing support for our collaborations. The increase in SG&A expense was primarily due to an increase in consulting and professional service fees, including $2.6 million of litigation costs incurred in connection with a patent infringement litigation case, and an increase in compensation expense.
Investment and other income, net – investment and other income, net was as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	June 30,
	2025	2024	Dollar	Percentage
Investment and other income, net	$6,891	$5,032	$1,859	37%
Investment and other income, net consists primarily of interest income on our cash, cash-equivalent and marketable securities. The increase in investment and other income, net was primarily due to an increase in the average invested balance, partially offset by lower market interest rates.
Interest Expense – Interest expense was as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	June 30,
	2025	2024	Dollar	Percentage
Interest expense	$4,394	$4,524	$(130)	(3)%
Interest expense consists primarily of costs related to our convertible notes and revolving credit facility. Interest expense was flat year over year.
Income Tax Expense – Income tax expense was as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	June 30,
	2025	2024	Dollar	Percentage
Income tax expense	$39,778	$24,498	$15,280	62%
The increase in income tax expense was primarily due to higher income before income tax expense, partially offset by an increase in tax benefits associated with share-based compensation windfall and Foreign Derived Intangible Income deduction.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Royalties – Royalties were as follows (in thousands):

	Six Months Ended		Increase / (Decrease)
	June 30,
	2025	2024	Dollar	Percentage
Royalties	$373,831	$245,511	$128,320	52%
The increase in royalties was primarily driven by continued sales uptake of DARZALEX SC by Janssen, VYVGART Hytrulo by argenx and Phesgo by Roche in all geographies.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Six Months Ended		Increase / (Decrease)
	June 30,
	2025	2024	Dollar	Percentage
Proprietary product sales	$82,793	$79,394	$3,399	4%
Bulk rHuPH20 sales	50,296	35,144	15,152	43%
Device partnered product sales	26,462	22,931	3,531	15%
Total product sales, net	$159,551	$137,469	$22,082	16%
The increase in product sales, net was primarily due to increased sales of bulk rHuPH20 and device partnered products driven by partner demand, as well as contributions from our proprietary product, XYOSTED, driven by continued market penetration.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Six Months Ended		Increase / (Decrease)
	June 30,
	2025	2024	Dollar	Percentage
Upfront license and target nomination fees	$220	$—	$220	100%
Event-based development milestones and regulatory milestones and other fees	24,500	39,500	(15,000)	(38)%
Sales-based milestones	25,000	—	25,000	100%
Device licensing and development revenue	7,478	4,752	2,726	57%
Total revenues under collaborative agreements	$57,198	$44,252	$12,946	29%
The increase in revenues under collaborative agreements was primarily due to the timing of milestones achieved.
Operating expenses - Operating expenses were as follows (in thousands):

	Six Months Ended		Increase / (Decrease)
	June 30,
	2025	2024	Dollar	Percentage
Cost of sales	$94,762	$67,936	$26,826	39%
Amortization of intangibles	35,524	35,525	(1)	—%
Research and development	32,342	40,149	(7,807)	(19)%
Selling, general and administrative	83,976	70,845	13,131	19%
Cost of Sales – The increase in cost of sales was primarily due to an increase in product sales and labor allocation initiatives.

Amortization of intangibles – Amortization of intangibles expense was flat year over year.
Research and Development – The decrease in research and development expense was primarily due to lower compensation expense driven by resource optimization, labor allocation initiatives, and timing of planned investments in ENHANZE related to the development of our new high-yield rHuPH20 manufacturing process.
Selling, General and Administrative – The increase in SG&A expense was primarily due to an increase in consulting and professional service fees, including litigation costs incurred in connection with a patent infringement litigation case, and an increase in compensation expense.
Investment and other income, net - Investment and other income, net was as follows (in thousands):

	Six Months Ended		Increase / (Decrease)
	June 30,
	2025	2024	Dollar	Percentage
Investment and other income, net	$13,709	$10,025	$3,684	37%
The increase in investment and other income, net was primarily due to an increase in the average invested balance, partially offset by lower market interest rates.
Interest Expense – Interest expense was as follows (in thousands):

	Six Months Ended		Increase / (Decrease)
	June 30,
	2025	2024	Dollar	Percentage
Interest expense	$8,919	$9,031	$(112)	(1)%
Interest expense was flat year over year.
Income Tax Expense – Income tax expense was as follows (in thousands):

	Six Months Ended		Increase / (Decrease)
	June 30,
	2025	2024	Dollar	Percentage
Income tax expense	$65,511	$43,703	$21,808	50%
The increase in income tax expense was primarily due to higher income before income tax expense, partially offset by an increase in tax benefits associated with share-based compensation windfall, Foreign Derived Intangible Income deduction and uncertain tax benefit adjustments.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $548.2 million. We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborative agreements and cash that we may raise through future transactions. We may raise cash through any one of the following financing vehicles: (i) new collaborative agreements; (ii) expansions or revisions to existing collaborative relationships; (iii) private financings; (iv) other equity or debt financings; (v) monetizing assets; and/or (vi) the public offering of securities.
We may, in the future, draw on our existing line of credit or offer and sell additional equity, debt securities and warrants to purchase any of such securities, either individually or in units to raise capital for additional working capital, capital expenditures, share repurchases, acquisitions or for other general corporate purposes.
Cash Flows

	Six Months Ended
	June 30,
(in thousands)	2025	2024	Change
Net cash provided by operating activities	$253,932	$185,221	$68,711
Net cash used in investing activities	(5,634)	(124,720)	119,086
Net cash (used in) provided by financing activities	(302,287)	8,993	(311,280)
Net (decrease) increase in cash and cash equivalents	$(53,989)	$69,494	$(123,483)
Operating Activities
The increase in net cash provided by operations was primarily due to an increase in revenue, partially offset by higher working capital spend.
Investing Activities
The decrease in net cash used in investing activities was primarily due to a decrease in net purchases of marketable securities, as well as a decrease in capital spend for property and equipment.
Financing Activities
The increase in net cash used in financing activities was primarily due to a $303.5 million increase in the repurchase of common stock and a $7.8 million decrease in net proceeds from the issuance of common stock under our equity incentive plan.
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

Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2028 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. As of June 30, 2025, the 2028 Convertible Notes were not convertible.
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
Capped Call Transactions
In connection with the offering of the 2028 Convertible Notes, we entered into capped call transactions with certain counterparties (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2028 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2028 Convertible Notes. The cap price of the Capped Call Transactions is initially $75.4075 per share of common stock, representing a premium of 75% above the last reported sale price of $43.09 per share of common stock on August 15, 2022, and is subject to certain adjustments under the terms of the Capped Call Transactions. As of June 30, 2025, no capped calls had been exercised.
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
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. As of June 30, 2025, the 2027 Convertible Notes were not convertible.

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
Revolving Credit and Term Loan Facilities
In May 2022, we entered into a credit agreement, which was subsequently amended in August 2022 (the “Amendment”), with Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders and L/C Issuers party thereto (the “2022 Credit Agreement”), evidencing a credit facility (the “2022 Facility”) that provides for (i) a $575 million revolving credit facility (the “Revolving Credit Facility”) and (ii) a $250 million term loan facility (the “Term Facility”). Concurrently, with the entry into the Amendment, we repaid the entire outstanding Term Facility and repaid all outstanding loans under the Revolving Credit Facility under the 2022 Credit Agreement. The 2022 Facility will mature on November 30, 2026 unless either the Revolving Credit Facility or the Term Facility is extended prior to such date in accordance with the 2022 Credit Agreement.
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
As of June 30, 2025, the revolving credit facility was undrawn.
Additional Capital Requirements
Our expected working capital and other capital requirements are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024. As of June 30, 2025, there have been no material changes to our expected working capital and other capital requirements described in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Our significant accounting policies are described in Part II, Item 8, Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. The accounting policies and estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to our critical accounting policies or estimates during the six months ended June 30, 2025.
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of our condensed consolidated financial statements for a discussion of recent accounting pronouncements and their effect, if any.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risks during the quarter ended June 30, 2025.
As of June 30, 2025, our cash equivalents and marketable securities consisted of investments in money market funds, U.S. Treasury securities, corporate debt securities, commercial paper and agency bonds. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security may decline. Based on our current investment portfolio as of June 30, 2025, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Any of our proprietary or partnered products that have been, or in the future are, approved by the FDA may be purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations and managed care organizations. Such third-party payers increasingly challenge pharmaceutical product pricing. The trend toward managed healthcare in the U.S., the growth of such organizations, and various legislative proposals and enactments to reform healthcare and government insurance programs, including the Medicare Prescription Drug Modernization Act of 2003 and the Affordable Care Act of 2010, could significantly influence the manner in which pharmaceutical products are prescribed and purchased, resulting in lower prices and/or a reduction in demand. Such cost containment measures and healthcare reforms could adversely affect our ability to sell our product and our partners’ ability to sell their products.
In the U.S., our business may be impacted by changes in federal reimbursement policy resulting from executive actions, federal regulations, or federal demonstration projects.
The federal administration and/or agencies, such as the Centers for Medicare & Medicaid Services (“CMS”), have announced a number of demonstration projects, recommendations and proposals to implement various elements described in the drug pricing blueprint. CMS, the federal agency responsible for administering Medicare and overseeing state Medicaid programs and Health Insurance Marketplaces, has substantial power to implement policy changes or demonstration projects that can quickly and significantly affect how drugs, including our partners’ products, are covered and reimbursed. In May 2025, an Executive Order was issued calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the U.S. The Executive Order directs the Secretary of the Department of Health and Human Services (“HHS”) to communicate Most Favored Nations (“MFN”) price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. The Executive Order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of the HHS shall pursue other actions, including proposing a rulemaking that imposes MFN pricing in the U.S.
Additionally, a number of Congressional committees have also held hearings and evaluated proposed legislation on drug pricing and payment policy which may affect our business. Legislative proposals have been introduced that, if enacted and implemented, could affect access to and revenue from our partners’ products, allow the federal government to engage in price negotiations on certain drugs, and allow importation of prescription medication from Canada or other countries. For example, in August 2022, The Inflation Reduction Act of 2022 (the “IRA”) was enacted which will, among other things, allow and require the federal government to negotiate prices for some drugs covered under Medicare Part B and Part D, require drug companies to pay rebates to Medicare if prices rise faster than inflation for drugs used by Medicare beneficiaries and cap out-of-pocket spending for individuals enrolled in Medicare Part D. In May 2025, CMS issued draft guidance for 2028 price controls under the IRA that creates uncertainty as to whether combination therapies, such as our partners’ ENHANZE products, will be protected from IRA price negotiations for thirteen years following approval of the combination therapy in accordance with what was understood from previously issued CMS guidance. CMS requested comments on various aspects of the May 2025 draft guidance to which we submitted a comment letter outlining the clinical, policy and legal reasons for maintaining the same definition and approach for fixed combination drugs with two active ingredients as is currently used for Part D drugs for Initial

Price Applicability Year 2027 and 2028. Multiple other pharmaceutical companies, industry and patient advocacy groups also responded to CMS’ request for comments on the draft guidance. It is currently unclear what the final CMS guidance will be with respect to part B combination therapies with two active ingredients.
In this dynamic environment, we are unable to predict which or how many federal policy, legislative or regulatory changes that impact us may ultimately be enacted. To the extent federal government initiatives decrease or modify the coverage or reimbursement available for our or our partners’ products, limit or impact our decisions regarding the pricing of biopharmaceutical products or otherwise reduce the use of our or our partners’ U.S. products, such actions could have a material adverse effect on our business and results of operations.
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
Workforce reduction at federal agencies and changes in U.S. trade policy, including recently announced tariffs and potential countermeasures by trading partners, could delay regulatory approval and increase our or our partners’ costs, disrupt global supply chains and have a material adverse impact on our business, financial condition, and results of operations.
The current federal government administration has increased, and has indicated a willingness to continue to increase, the use of tariffs by the U.S. to accomplish certain policy goals. Such tariffs and any countermeasures by the U.S.’ trading partners could increase the cost of raw materials, components and finished goods necessary for our or our partners’ operations, disrupt global supply chains, create additional operational challenges and cause widespread uncertainty in the financial markets. Further, it is possible the administration’s trade policy changes directly impacting the biopharmaceutical industry and related uncertainty about such policy changes could increase volatility in the market valuation of companies in the healthcare industry. Because of these dynamics, we cannot predict the impact of any future changes to international trading relationships or the ultimate impact recently adopted tariff policies will have on our business. Such changes in tariffs and trade regulations could have a material adverse effect on our financial condition, results of operations and cash flows. Additionally, recent widespread reductions in workforce at federal health agencies, including the FDA, could have a negative impact on the speed with which our products or devices and our partners’ products are reviewed and approved for commercialization.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
In February 2024, our Board of Directors authorized a new capital return program to repurchase up to $750.0 million of our outstanding common stock.
The table below sets forth information regarding repurchases during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price paid per share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be purchased under the Programs (in thousands)
April 1, 2025 through April 30, 2025	—	$—	—	$500,000
May 1, 2025 through May 31, 2025	2,966,648	$51.23	2,966,648	$348,030
June 1, 2025 through June 30, 2025	2,851,690	$53.13	2,851,690	$196,510
Total	5,818,338		5,818,338
(1) Included in the total cost of shares purchased is a commission fee of $0.02 per share.

Item 3.Defaults Upon Senior Securities
Not applicable.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the three months ended June 30, 2025, the following officer adopted Rule 10b5-1 trading arrangements (as such terms are defined pursuant to Item 408 of Regulation S-K) as noted in the table below.

			Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares To Be Sold		Expiration Date
Bernadette Connaughton	Adoption	5/29/2025	X		17,330		8/31/2026
Director
Nicole LaBrosse	Adoption	6/11/2025	X		39,337	***	4/22/2026
Senior Vice President and Chief Financial Officer
*    Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
**    Non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K under the Exchange Act.
*** The total number of shares to be sold under this plan is 22,227 plus an undetermined number of shares to be sold resulting from the vesting of 17,110 restricted stock units less the amount of shares that will be withheld to satisfy the payment of tax withholding obligations due upon vesting.

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

Halozyme Therapeutics, Inc. (Registrant)

Dated:	August 5, 2025	By:	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 5, 2025	By:	/s/ Nicole LaBrosse
Nicole LaBrosse Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)