Form 10-Q
period 2025-09-30
HALOZYME THERAPEUTICS, INC.
filed 2025-11-03
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares (in thousands) of the registrant’s common stock, par value $0.001 per share, was 117,597 as of October 27, 2025.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$419,665	$115,850
Marketable securities, available-for-sale	282,298	480,224
Accounts receivable, net and contract assets	346,035	308,455
Inventories	185,796	141,860
Prepaid expenses and other current assets	94,955	38,951
Total current assets	1,328,749	1,085,340
Property and equipment, net	71,420	75,035
Prepaid expenses and other assets	55,698	80,596
Goodwill	416,821	416,821
Intangible assets, net	348,544	401,830
Deferred tax assets, net	—	3,855
Total assets	$2,221,232	$2,063,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,360	$10,249
Accrued expenses	111,183	128,851
Current portion of long-term debt, net	710,685	—
Total current liabilities	837,228	139,100
Long-term debt, net	800,072	1,505,798
Other long-term liabilities	71,799	54,758
Deferred tax liabilities, net	8,218	—
Total liabilities	1,717,317	1,699,656
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 117,523 and 123,138 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	118	123
Additional paid-in capital	23,909	—
Accumulated other comprehensive (loss) income	(22,258)	3,829
Retained earnings	502,146	359,869
Total stockholders’ equity	503,915	363,821
Total liabilities and stockholders’ equity	$2,221,232	$2,063,477
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues
Royalties	$236,038	$155,061	$609,869	$400,572
Product sales, net	94,228	86,659	253,779	224,128
Revenues under collaborative agreements	23,998	48,364	81,196	92,616
Total revenues	354,264	290,084	944,844	717,316
Operating expenses
Cost of sales	55,242	49,426	150,004	117,362
Amortization of intangibles	17,762	17,762	53,286	53,287
Research and development	17,251	18,458	49,593	58,607
Selling, general and administrative	46,088	41,241	130,064	112,086
Total operating expenses	136,343	126,887	382,947	341,342
Operating income	217,921	163,197	561,897	375,974
Other income (expense)
Investment and other income, net	5,333	6,474	19,042	16,499
Interest expense	(4,296)	(4,524)	(13,215)	(13,555)
Income before income tax expense	218,958	165,147	567,724	378,918
Income tax expense	43,733	28,136	109,244	71,839
Net income	$175,225	$137,011	$458,480	$307,079

Earnings per share
Basic	$1.49	$1.08	$3.80	$2.42
Diluted	$1.43	$1.05	$3.68	$2.37

Weighted average common shares outstanding
Basic	117,219	126,850	120,570	126,969
Diluted	122,331	130,134	124,449	129,526
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$175,225	$137,011	$458,480	$307,079
Other comprehensive income
Unrealized gain on marketable securities, net	312	1,735	466	1,272
Foreign currency translation adjustment	(3)	2	(6)	(5)
Unrealized gain (loss) on derivative instruments, net	3,671	(6,919)	(30,599)	1,772
Realized loss (gain) on derivative instruments, net	2,165	311	4,052	(700)
Comprehensive income	$181,370	$132,140	$432,393	$309,418
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Operating activities
Net income	$458,480	$307,079
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	34,994	31,923
Depreciation and amortization	8,085	7,610
Amortization of intangible assets	53,286	53,287
Amortization of debt discount	5,556	5,506
Accretion of premium on marketable securities, net	(3,200)	(8,520)
Realized loss (gain) on marketable securities	73	(7)
Loss on disposal of equipment	—	1,678
Lease payments recognized	680	863
Deferred income taxes	17,402	15,824
Changes in operating assets and liabilities
Accounts receivable, net and other contract assets	(37,580)	(51,533)
Inventories	(16,227)	(59,655)
Prepaid expenses and other assets	(61,382)	(265)
Accounts payable and accrued expenses	(27,638)	(3,193)
Net cash provided by operating activities	432,529	300,597
Investing activities
Purchases of marketable securities	(247,355)	(596,157)
Proceeds from sales and maturities of marketable securities	448,873	311,598
Purchases of property and equipment	(5,543)	(7,644)
Net cash provided by (used in) investing activities	195,975	(292,203)
Financing activities
Repurchase of common stock	(342,372)	—
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	17,683	27,554
Net cash (used in) provided by financing activities	(324,689)	27,554
Net increase in cash and cash equivalents	303,815	35,948
Cash and cash equivalents at beginning of period	115,850	118,370
Cash and cash equivalents at end of period	$419,665	$154,318

Supplemental disclosure of non-cash investing and financing activities
Amounts accrued for purchases of property and equipment	$818	$320
Right-of-use assets obtained in exchange for lease obligation	$425	$2,622
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF JUNE 30, 2025	117,621	$118	$—	$(28,403)	$361,033	$332,748
Share-based compensation expense	—	—	12,160	—	—	12,160
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	627	1	16,480	—	—	16,481
Repurchase of common stock	(725)	(1)	(4,731)		(34,112)	(38,844)
Other comprehensive income	—	—	—	6,145	—	6,145
Net income	—	—	—	—	175,225	175,225
BALANCE AS OF SEPTEMBER 30, 2025	117,523	$118	$23,909	$(22,258)	$502,146	$503,915

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2024	123,138	$123	$—	$3,829	$359,869	$363,821
Share-based compensation expense	—	—	34,994	—	—	34,994
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net and shares issued under the ESPP plan	1,381	2	17,681	—	—	17,683
Repurchase of common stock	(6,996)	(7)	(28,766)		(316,203)	(344,976)
Other comprehensive loss	—	—	—	(26,087)		(26,087)
Net income	—	—	—	—	458,480	458,480
BALANCE AS OF SEPTEMBER 30, 2025	117,523	$118	$23,909	$(22,258)	$502,146	$503,915

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF JUNE 30, 2024	126,535	$127	$30,747	$(2,068)	$260,618	$289,424
Share-based compensation expense	—	—	12,578	—	—	12,578
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	648	—	18,561	—	—	18,561
Other comprehensive loss	—	—	—	(4,871)	—	(4,871)
Net income	—	—	—	—	137,011	137,011
BALANCE AS OF SEPTEMBER 30, 2024	127,183	$127	$61,886	$(6,939)	$397,629	$452,703

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2023	126,770	$127	$2,409	$(9,278)	$90,550	$83,808
Share-based compensation expense	—	—	31,923	—	—	31,923
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net and shares issued under the ESPP plan	1,479	1	27,553	—	—	27,554
Repurchase of common stock	(1,066)	(1)	1		—	—
Other comprehensive income	—	—	—	2,339	—	2,339
Net income	—	—	—	—	307,079	307,079
BALANCE AS OF SEPTEMBER 30, 2024	127,183	$127	$61,886	$(6,939)	$397,629	$452,703
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
We currently have ENHANZE collaborations and licensing agreements with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Takeda Pharmaceuticals International AG and Baxalta US Inc. (“Takeda”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol-Myers Squibb Company (“BMS”), argenx BVBA (“argenx”), ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”), Chugai Pharmaceutical Co., Ltd. (“Chugai”) and Acumen Pharmaceuticals, Inc. (“Acumen”). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales-based milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently earn royalties from sales of ten commercial products including sales of five commercial products from the Roche collaboration, two commercial products from the Janssen collaboration and one commercial product from each of the Takeda, argenx and BMS collaborations.
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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, which mature within 90 days or less from the date of purchase. As of September 30, 2025, our cash and cash equivalents consisted of money market funds, bank certificate of deposits and demand deposits at commercial banks.
Marketable securities are investments with original maturities of more than 90 days from the date of purchase that are specifically identified to fund current operations. Marketable securities are considered available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from the sale of these investments to fund our operations, as necessary. Such available-for-sale investments are carried at fair value with unrealized gains and losses recorded in other comprehensive income and included as a separate component of stockholders’ equity. The cost of marketable securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in investment and other income, net in our condensed consolidated statements of income. We use the specific identification method for calculating realized gains and losses on marketable securities sold. None of the realized gains and losses and declines in value that were judged to be as a result of credit loss on marketable securities, if any, are included in investment and other income, net in our condensed consolidated statements of income.
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

As of September 30, 2025, our available-for-sale marketable securities consisted of corporate debt securities and United States (“U.S.”) Treasury securities, and were measured at fair value using Level 1 and Level 2 inputs. Level 2 financial instruments are valued using market prices on less active markets and proprietary pricing valuation models with observable inputs, including interest rates, yield curves, maturity dates, issue dates, settlement dates, reported trades, broker-dealer quotes, issue spreads, benchmark securities or other market related data. We obtain the fair value of Level 2 investments from our investment manager, who obtains these fair values from a third-party pricing source. We validate the fair values of Level 2 financial instruments provided by our investment manager by comparing these fair values to a third-party pricing source.
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
Property and Equipment, Net
Property and equipment, which includes internal-use software and leasehold improvements, are recorded at cost, less accumulated depreciation and amortization. Equipment and internal-use software are depreciated using the straight-line method over its estimated useful life ranging from three years to ten years and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter.
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
In accordance with the hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and are highly effective in offsetting changes to future cash flows on hedged transactions. Both at inception of the hedge and on an ongoing basis, we assess whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If we determine a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, we would discontinue hedge accounting treatment prospectively. We measure effectiveness based on the change in fair value of the forward currency forward contract and the fair value of the hypothetical foreign currency forward contract with terms that match the critical terms of the risk being hedged. No portion of our foreign currency forward contracts were excluded from the assessment of hedge effectiveness. As of September 30, 2025, all hedges were determined to be highly effective.
The assets or liabilities associated with our hedging contracts are recorded at fair market value in prepaid expense and other current assets, prepaid expenses and other assets, accrued expenses, or other long-term liabilities, respectively, in our condensed consolidated balance sheets. Gains and losses related to changes in the fair market value of these hedging contracts are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) within stockholder’s equity in our condensed consolidated balance sheets and reclassified to royalty revenue in our condensed consolidated statements of income in the same period as the recognition of the underlying hedged transaction. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, within the defined hedge period, we reclassify the gains or losses on the related cash flow hedge from AOCI to royalties revenue in our condensed consolidated statements of income. Settlements from the cash flow hedge are included in operating activities on the condensed consolidated statements of cash flows. Since the fair market value of these hedging contracts is derived from current market rates, the hedging contracts are classified as derivative financial instruments. We do not use derivatives for speculative or trading purposes. As of September 30, 2025, the amount expected to be recognized as a net loss out of AOCI into our condensed consolidated statements of income during the next 12 months is $8.5 million.
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
The determination of certain reserves and sales allowances requires us to make a number of judgments and estimates to reflect our best estimate of the transaction price and the amount of consideration to which we believe we would be ultimately entitled to receive. The expected value is determined based on unit sales data, contractual terms with customers and third-party payers, historical and estimated future percentage of rebates incurred on sales, historical and future insurance plan billings, any new or anticipated changes in programs or regulations that would impact the amount of the actual rebates, customer purchasing patterns, product expiration dates and levels of inventory in the distribution channel. The estimated amounts of credit for product returns, chargebacks, distribution fees, prompt payment discounts, rebates and customer co-pay support programs are included in accrued expenses and accounts receivable, net in our condensed consolidated balance sheets upon recognition of revenue from product sales. We monitor actual product returns, chargebacks, discounts and fees subsequent to the sale. If these amounts differ from our estimates, we make adjustments to these allowances, which are applied to increase or reduce product sales revenue and earnings in the period of adjustment.
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
Income Taxes
We provide for income taxes using the liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at each reporting period. We measure deferred tax assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse. Significant judgment is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and any associated valuation allowances recorded against our net deferred tax assets. Deferred tax assets (“DTA”) and other tax benefits are recorded when they are more likely than not to be realized. On a quarterly basis, we assess the need for valuation allowance on our DTAs, weighing all positive and negative evidence, to assess if it is more-likely-than-not that some or all of our DTAs will be realized. We recorded a provision for income tax of $43.7 million and $109.2 million with an effective tax rate of 20.2% and 19.3% for the three and nine months ended September 30, 2025, respectively. The difference between our effective tax rates and the U.S. federal statutory rate of 21% is primarily due to decreases from share-based compensation windfall tax benefit, Foreign Derived Intangible Income deduction, valuation allowance adjustments, and research and development credit generation, partially offset by state income tax and Section 162(m) disallowance.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA addresses key provisions of the 2017 Tax Cuts and Jobs Act including the immediate expensing of domestic research and development expenditures and 100% bonus depreciation on qualified property. The impacts of the OBBBA are reflected in our condensed consolidated statements of operations for the period ended September 30, 2025, of which there was no material impact to our income tax expense. As of September 30, 2025, certain provisions of the OBBBA will change the timing of cash tax payments in the current fiscal year and future periods.
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
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles-Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software

The new guidance includes amendments to clarify and modernize the accounting for costs related to internal-use software, including removing all references to project stages and clarifying thresholds used to begin capitalizing internal-use software development costs.
		Annual periods beginning after December 15, 2027 (our 2028 Form 10-K), and interim reporting periods within those annual reporting periods (our Q1 2027 Form 10-Q) - Early adoption is permitted.	Prospective, Retrospective or Modified Transition Approach
We early adopted the new guidance in the interim period ended September 30, 2025, on a prospective basis. The adoption did not have a material impact on our condensed consolidated financial position, results of operations or financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.	The new guidance includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction.	Annual periods beginning after December 15, 2024 (our 2025 Form 10-K) - Early adoption is permitted.	Prospective or Retrospective	We do not expect the new guidance to have a material effect on our consolidated financial statements, but will result in expanded financial statement disclosures.
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
		Annual periods beginning after December 15, 2026 (our 2027 Form 10-K), and interim reporting periods beginning after December 15, 2027 (our Q1 2028 Form 10-Q) - Early adoption is permitted.	Prospective or Retrospective	We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures.

3.    Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$71,833	$157	$—	$71,990
U.S. treasury securities	210,203	120	(15)	210,308
Total marketable securities, available-for-sale	$282,036	$277	$(15)	$282,298

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$251	$—	$—	$251
Corporate debt securities	102,632	150	(207)	102,575
U.S. treasury securities	367,700	442	(572)	367,570
Agency bonds	9,844	—	(16)	9,828
Total marketable securities, available-for-sale	$480,427	$592	$(795)	$480,224
As of September 30, 2025, five available-for-sale marketable securities with a fair market value of $63.0 million were in an immaterial gross unrealized loss position. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of September 30, 2025 because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
The estimated fair value of our contractual maturities of available-for-sale debt securities were as follows (in thousands):

	September 30, 2025	December 31, 2024
Due within one year	$251,444	$314,978
Due after one year but within five years (1)	30,854	165,246
Total estimated fair value of available-for-sale securities	$282,298	$480,224
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

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2025			December 31, 2024
	Level 1	Level 2	Total Estimated Fair Value	Level 1	Level 2	Total Estimated Fair Value
Assets
Cash equivalents
Money market funds	$346,080	$—	$346,080	$55,182	$—	$55,182

Available-for-sale marketable securities
Asset-backed securities	—	—	—	—	251	251
Corporate debt securities	—	71,990	71,990	—	102,575	102,575
U.S. treasury securities	210,308	—	210,308	367,570	—	367,570
Agency bonds	—	—	—	9,828	—	9,828
Derivative instruments
Currency hedging contracts (1)	—	—	—	—	4,006	4,006
Total assets measured at fair value	$556,388	$71,990	$628,378	$432,580	$106,832	$539,412

Liabilities
Derivative instruments
Currency hedging contracts (1)	$—	$27,887	$27,887	$—	$17	$17
(1) Based on observable market transactions of spot currency rates, forward currency rates or equivalently-termed instruments. Carrying amounts of the financial assets and liabilities are equal to the fair value. As of September 30, 2025, the derivative liabilities recorded within accrued expenses and other long-term liabilities in our condensed consolidated balance sheets were $8.5 million and $19.4 million, respectively. As of December 31, 2024, the derivative assets recorded within prepaid expenses and other current assets and prepaid expenses and other assets in our consolidated balance sheets were $2.4 million and $1.6 million, respectively. The derivative liabilities recorded within other long-term liabilities in our consolidated balance sheets as of December 31, 2024 were not material.
We had no available-for-sale securities that were classified within Level 3 as of September 30, 2025 and December 31, 2024.

4.    Revenue
Our disaggregated revenues were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Royalties	$236,038	$155,061	$609,869	$400,572

Product sales, net
Proprietary product sales	52,242	39,925	135,035	119,319
Bulk rHuPH20 sales	32,491	31,493	82,787	66,637
Device partnered product sales	9,495	15,241	35,957	38,172
Total product sales, net	94,228	86,659	253,779	224,128

Revenues under collaborative agreements
Upfront license and target nomination fees	—	27,000	220	27,000
Event-based development and regulatory milestones and other fees	—	18,000	24,500	57,500
Sales-based milestones	20,000	—	45,000	—
Device licensing and development revenue	3,998	3,364	11,476	8,116
Total revenues under collaborative agreements	23,998	48,364	81,196	92,616

Total revenues	$354,264	$290,084	$944,844	$717,316
During the three months ended September 30, 2025, we recognized revenue related to licenses granted to partners in prior periods in the amount of $256.0 million. This amount represents royalties and a sales milestone earned in the current period. We recognized no revenue during the three months ended September 30, 2025 that had been included in accrued expense and other long-term liabilities in our condensed consolidated balance sheets as of December 31, 2024.
During the nine months ended September 30, 2025, we recognized revenue related to licenses granted to partners in prior periods in the amount of $679.4 million. This amount represents royalties and a sales milestone earned in the current period, in addition to $24.5 million of variable consideration in the contracts where uncertainties were resolved and the development milestones are expected to be achieved or were achieved. We also recognized revenue of $2.0 million during the nine months ended September 30, 2025 that had been included in accrued expenses and other long-term liabilities in our consolidated balance sheets as of December 31, 2024.
Accounts receivable, net, other contract assets and deferred revenues (contract liabilities) from contracts with customers, including partners, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts receivable, net	$343,535	$288,204
Other contract assets	2,500	20,251
Deferred revenues	8,373	10,343
As of September 30, 2025, the amounts included in the transaction price of our contracts with customers, including collaboration partners, and allocated to goods and services not yet provided were $269.3 million, of which $260.9 million relates to unfulfilled product purchase orders and $8.4 million has been collected and is reported as other long-term liabilities in our condensed consolidated balance sheets. The unfulfilled product purchase orders are estimated to be delivered by the end of 2026. Of the total deferred revenues of $8.4 million, no amount is expected to be used by our customers within the next 12 months.
We recognized contract assets of $2.5 million as of September 30, 2025, which related to development milestones deemed probable of receipt for intellectual property licenses granted to partners in prior periods and for goods or services when control has transferred to the customer, and corresponding revenue is recognized but is not yet billable to the customer in accordance with the terms of the contract.

5.    Certain Balance Sheet Items
Accounts receivable, net and contract assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Product sales to partners	$39,602	$37,599
Revenues under collaborative agreements	21,238	29,452
Royalty payments	233,030	164,348
Other product sales	57,469	65,542
Contract assets	2,500	20,251
Total accounts receivable and contract assets	353,839	317,192
Allowance for distribution fees and discounts	(7,804)	(8,737)
Total accounts receivable, net and contract assets	$346,035	$308,455
Inventories consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$18,961	$24,015
Work-in-process	34,840	30,169
Finished goods	161,590	142,944
Total inventories	215,391	197,128
Less long-term portion (1)	(29,595)	(55,268)
Total inventories, current	$185,796	$141,860
(1) Long-term portion of inventories represents inventory expected to remain on hand beyond one year and therefore is included in prepaid expenses and other assets in the condensed consolidated balance sheets.
Prepaid expenses and other assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid manufacturing expenses	$56,027	$36,317
Other prepaid expenses	47,084	10,562
Long-term inventories	29,595	55,268
Other assets	17,947	17,400
Total prepaid expenses and other assets	150,653	119,547
Less long-term portion	(55,698)	(80,596)
Total prepaid expenses and other assets, current	$94,955	$38,951
Prepaid manufacturing expenses include raw materials, slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory as materials are used or the contract manufacturing organization services are complete.

Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Research equipment	$10,540	$9,811
Manufacturing equipment	43,366	39,760
Computer and office equipment	8,054	7,955
Internal-use software	2,246	1,755
Leasehold improvements	7,428	7,012
Subtotal	71,634	66,293
Accumulated depreciation and amortization	(31,059)	(25,429)
Subtotal	40,575	40,864
Right of use of assets	30,845	34,171
Total property and equipment, net	$71,420	$75,035
Depreciation and amortization expense was approximately $2.7 million and $2.6 million, inclusive of ROU asset amortization of $1.5 million and $1.4 million for the three months ended September 30, 2025 and 2024, respectively.
Depreciation and amortization expense was approximately $8.1 million and $7.6 million, inclusive of ROU asset amortization of $4.5 million and $4.3 million for the nine months ended September 30, 2025 and 2024, respectively.
Accrued expenses consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation and payroll taxes	$15,831	$24,400
Accrued outsourced manufacturing expenses	8,429	16,682
Taxes payable	26,021	30,995
Product returns and sales allowance	48,442	54,588
Other accrued expenses	56,158	26,239
Lease liability	28,101	30,705
Total accrued expenses	182,982	183,609
Less long-term portion	(71,799)	(54,758)
Total accrued expenses, current	$111,183	$128,851
Expense associated with the accretion of the lease liabilities was approximately $0.6 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively, and $1.6 million and $1.7 million for the nine months ended September 30, 2025 and 2024, respectively. Total lease expense for the three months ended September 30, 2025 and 2024 was $2.1 million and $2.0 million, respectively, and $6.1 million and $6.0 million for the nine months ended September 30, 2025 and 2024, respectively.
Cash paid for amounts related to leases for the three months ended September 30, 2025 and 2024 was $1.9 million and $1.6 million, respectively, and $5.4 million and $5.1 million for the nine months ended September 30, 2025 and 2024, respectively.

6.    Goodwill and Intangible Assets, net
Goodwill
A summary of the activity impacting goodwill is presented below (in thousands):

Balance as of December 31, 2024	$416,821
Adjustment	—
Balance as of September 30, 2025	$416,821
Intangible Assets, net
Our acquired intangible assets are amortized using the straight-line method over their estimated useful lives of seven to ten years. The following table shows the cost, accumulated amortization and weighted average useful life in years for our acquired intangible assets as of September 30, 2025 (in thousands).

	Weighted Average Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Auto-Injector technology platform	7	$402,000	$192,663	$209,337
XYOSTED proprietary product	10	136,200	45,693	90,507
Total finite-lived intangibles, net		$538,200	$238,356	$299,844
ATRS-1902 (IPR&D)	Indefinite			48,700
Total intangibles, net				$348,544
Estimated future annual amortization of finite-lived intangible assets is shown in the following table (in thousands). Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

Year	Amortization Expense
Remainder of 2025	$17,763
2026	71,049
2027	71,049
2028	71,049
2029	36,313
Thereafter	32,621
Total	$299,844

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
Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2028 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2025, the conditional conversion feature of the 2028 Convertible Notes was triggered, and as a result, the 2028 Convertible Notes were classified to current portion of long-term debt, net in our condensed consolidated balance sheets.
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
As of September 30, 2025, we were in compliance with all covenants.
Capped Call Transactions
In connection with the offering of the 2028 Convertible Notes, we entered into capped call transactions with certain counterparties (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2028 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2028 Convertible Notes. The cap price of the Capped Call Transactions is initially $75.4075 per share of common stock, representing a premium of 75% above the last reported sale price of $43.09 per share of common stock on August 15, 2022, and is subject to certain adjustments under the terms of the Capped Call Transactions. As of September 30, 2025, no capped calls had been exercised.
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
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. As of September 30, 2025, the 2027 Convertible Notes were not convertible.
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
As of September 30, 2025, we were in compliance with all covenants.

Net Carrying Amounts of our Convertible Notes
The carrying amount and fair value of our Convertible Notes were as follows (in thousands).

	September 30, 2025	December 31, 2024
Principal amount
2027 Convertible Notes	$805,000	$805,000
2028 Convertible Notes	720,000	720,000
Total principal amount	$1,525,000	$1,525,000

Unamortized debt discount
2027 Convertible Notes	$(4,928)	$(7,518)
2028 Convertible Notes	(9,315)	(11,684)
Total unamortized debt discount	$(14,243)	$(19,202)

Carrying amount
2027 Convertible Notes	$800,072	$797,482
2028 Convertible Notes	710,685	708,316
Total carrying amount	$1,510,757	$1,505,798

Fair value based on trading levels (Level 2)
2027 Convertible Notes	$930,685	$769,218
2028 Convertible Notes	1,028,858	779,882
Total fair value of outstanding notes	$1,959,543	$1,549,100

Remaining amortization per period of debt discount (in years)
2027 Convertible Notes	1.4	2.2
2028 Convertible Notes	2.9	3.6

The following table summarizes the components of interest expense and the effective interest rates for each of our Convertible Notes (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Coupon interest
2027 Convertible Notes	$503	$503	$1,509	$1,509
2028 Convertible Notes	1,800	1,800	5,400	5,400
Total coupon interest	$2,303	$2,303	$6,909	$6,909

Amortization of debt discount
2027 Convertible Notes	$865	$859	$2,590	$2,572
2028 Convertible Notes	792	781	2,369	2,334
Total amortization of debt discount	$1,657	$1,640	$4,959	$4,906

Interest expense
2027 Convertible Notes	$1,368	$1,362	$4,099	$4,081
2028 Convertible Notes	2,592	2,581	7,769	7,734
Total interest expense	$3,960	$3,943	$11,868	$11,815

Effective interest rates
2027 Convertible Notes	0.7%	0.7%	0.7%	0.7%
2028 Convertible Notes	1.5%	1.5%	1.5%	1.5%
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
As of September 30, 2025, the Revolving Credit Facility was undrawn. We incurred a total of $3.6 million in third-party costs related to the 2022 Credit Agreement which are recorded as debt issuance cost within prepaid expenses and other assets in our condensed consolidated balance sheets. As of September 30, 2025, the unamortized debt issuance cost related to the revolving credit facility was $0.9 million.

8.    Stockholders’ Equity
Share-based Compensation
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income related to share-based awards (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development	$3,601	$3,598	$10,375	$9,511
Selling, general and administrative	8,559	8,980	24,619	22,412
Total share-based compensation expense	$12,160	$12,578	$34,994	$31,923
Share-based compensation expense by type of share-based award was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Stock options	$3,734	$3,922	$11,316	$12,115
RSUs, PSUs and ESPP	8,426	8,656	23,678	19,808
Total share-based compensation expense	$12,160	$12,578	$34,994	$31,923
We granted stock options to purchase approximately 0.5 million and 0.6 million shares of common stock during the nine months ended September 30, 2025 and 2024, respectively. The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes Model”). Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments. The assumptions used in the Black-Scholes Model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected volatility	41.23 - 42.14%	40.35 - 40.46%	39.68 - 42.14%	40.01 - 40.46%
Average expected term (in years)	4.8	4.8	4.8	5.0
Risk-free interest rate	3.74 - 3.84%	3.65 - 4.44%	3.74 - 4.34%	3.65 - 4.70%
Expected dividend yield	—	—	—	—
In February 2021, our Board of Directors approved our 2021 ESPP and our stockholders approved the plan in May 2021. The 2021 ESPP enables eligible employees to purchase shares of our common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Share purchases are funded through payroll deduction of at least 1% and up to 15% of an employee’s compensation for each payroll period, and no employee may purchase shares under the 2021 ESPP that exceeds $25,000 worth of our common stock for a calendar year. As of September 30, 2025, 2.5 million shares were available for future purchase. The offering period is generally for a six-month period. Offering periods shall commence on or about the sixteenth day of June and December of each year and end on or about the fifteenth day of the next December and June, respectively, occurring thereafter. During the nine months ended September 30, 2025, 22,092 shares were issued pursuant to the ESPP.

Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized was as follows (in thousands, unless otherwise noted):

	September 30, 2025
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (in years)
Stock options	$26,004	2.18
RSUs	55,635	2.56
PSUs	12,954	1.63
ESPP	153	0.16

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
In June 2025, we initiated the third $250.0 million share repurchase tranche under the $750.0 million approved program from February 2024. As of September 30, 2025, $92.3 million has been used to repurchase approximately 1.7 million shares at an average price of $52.89 per share.
We had the following share repurchase activity under the approved share repurchase program (in thousands, except share and per share amounts):

	2025
	Total Number of Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost
First quarter(1)	452,453	$53.95	$24,410
Second quarter(2)	5,818,338	$52.16	303,490
Third quarter(2)	725,514	$53.59	38,882
	6,996,305	$52.42	$366,782
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
A reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator
Net income	$175,225	$137,011	$458,480	$307,079
Denominator
Weighted average common shares outstanding for basic earnings per share	117,219	126,850	120,570	126,969
Dilutive potential common stock outstanding
Stock options	2,178	2,174	2,092	1,844
RSUs, PSUs and ESPP	920	817	897	615
Convertible Notes	2,014	293	890	98
Weighted average common shares outstanding for diluted earnings per share	122,331	130,134	124,449	129,526
Earnings per share
Basic	$1.49	$1.08	$3.80	$2.42
Diluted	$1.43	$1.05	$3.68	$2.37
Shares which have been excluded from the calculation of diluted earnings per common share because their effect was anti-dilutive include the following (shares in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Anti-dilutive securities (1)	21.9	24.0	23.3	26.1
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
We currently have ENHANZE collaborations and licensing agreements with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Takeda Pharmaceuticals International AG and Baxalta US Inc. (“Takeda”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol Myers Squibb Company (“BMS”), argenx BVBA (“argenx”), ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”), Chugai Pharmaceutical Co., Ltd. (“Chugai”) and Acumen Pharmaceuticals, Inc. (“Acumen”). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales-based milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently earn royalties from the sales of ten commercial products including sales of five commercial products from the Roche collaboration, two commercial products from the Janssen collaboration and one commercial product from each of the Takeda, argenx and BMS collaborations.
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
Our third quarter of 2025 and recent key events are as follows:
Partners
•In September 2025, argenx received approval from the Ministry of Health, Labour and Welfare in Japan for VYVDURA prefilled syringe for self-injection for the treatment of adult patients with generalized myasthenia gravis and adult patients with chronic inflammatory demyelinating polyneuropathy.
•In July 2025, Janssen announced the European Commission approved a new indication for DARZALEX SC as a monotherapy for the treatment of adult patients with smoldering multiple myeloma at high risk of developing multiple myeloma.
Corporate
•In September 2025, we agreed to acquire Elektrofi, Inc. (“Elektrofi”), a biopharmaceutical company with an ultra-high concentration microparticle technology for biologics, branded Hypercon™. Under the terms of the Agreement and Plan of Merger, we will acquire Elektrofi for $750 million in upfront consideration and up to three $50 million milestone payments contingent upon three separate product regulatory approvals. We expect the transaction to close in the fourth quarter of 2025, subject to completion of antitrust review under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions.
•In June 2025, we initiated the third $250 million share repurchase tranche under the $750 million approved program from February 2024. As of September 30, 2025, $92.3 million has been used to repurchase approximately 1.7 million shares at an average price of $52.89 per share.

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
In January 2022, we announced the positive results from the Phase 1 clinical study and were granted Fast Track designation by the FDA. The positive results supported the advancement of our ATRS-1902 development program to a pivotal study for the treatment of acute adrenal insufficiency, using our Vai novel proprietary rescue pen platform to deliver a liquid stable formulation of hydrocortisone. In September 2025, the FDA published a Complete Response Letter to a New Drug Application citing observations related to a third-party drug product manufacturing site.
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
In May 2020, Janssen launched the commercial sale of DARZALEX FASPRO® (DARZALEX utilizing ENHANZE technology) in the U.S. in four regimens across five indications in multiple myeloma patients, including newly diagnosed, transplant-ineligible patients as well as relapsed or refractory patients. As a fixed-dose formulation, DARZALEX FASPRO can be administered over three to five minutes, significantly less time than DARZALEX IV, which requires multi-hour infusions. In June 2020, Janssen received European marketing authorization and launched the commercial sale of DARZALEX SC utilizing ENHANZE in the EU. Subsequent to these approvals, Janssen received several additional regulatory approvals for additional indications and patient populations in the U.S., EU, Japan and China. Beginning with the U.S., Janssen has marketing authorization for DARZALEX FASPRO in combination with bortezomib, thalidomide, and dexamethasone in newly diagnosed multiple myeloma patients who are eligible for autologous stem cell transplant, in combination with bortezomib, cyclophosphamide and dexamethasone for the treatment of adult patients with newly diagnosed AL amyloidosis, in combination with pomalidomide and dexamethasone for patients with multiple myeloma after first or subsequent relapse, and in combination with Kyprolis® (carfilzomib) and dexamethasone for patients with relapsed or refractory multiple myeloma who have received one to three prior lines of therapy. In the EU, Janssen has marketing authorization for DARZALEX SC in combination with bortezomib, cyclophosphamide and dexamethasone in newly diagnosed adult patients with AL amyloidosis and in combination with pomalidomide and dexamethasone in adult patients with relapsed or refractory multiple myeloma. In Japan, Janssen has marketing authorization for the SC formulation of DARZALEX (known as DARZQURO) for the treatment of multiple myeloma and systemic AL amyloidosis. In China, Janssen has marketing authorization for DARZALEX SC for the treatment of primary light chain amyloidosis, in combination with bortezomib, cyclophosphamide and dexamethasone in newly diagnosed patients.
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

In December 2019, Janssen elected epidermal growth factor receptor and mesenchymal-epithelial transition factor as a bispecific antibody (amivantamab) target on an exclusive basis, which is being studied in solid tumors. In September 2022, following a Phase 1 study, Janssen initiated a Phase 3 study of lazertinib and amivantamab with ENHANZE in patients with epidermal growth factor receptor-mutated advanced or metastatic non-small cell lung cancer (PALOMA-3). In November 2022, Janssen initiated a Phase 2 study of amivantamab with ENHANZE in multiple regimens in patients with advanced or metastatic solid tumors including epidermal growth factor receptor-mutated non-small cell lung cancer (PALOMA-2). In June 2024, Janssen announced the submission of a Biologics License Application to the FDA for amivantamab SC co-formulated with ENHANZE also for patients with epidermal growth factor receptor-mutated non-small cell lung cancer. The administration time for SC amivantamab was reduced to approximately five minutes from approximately five hours per day for the first IV amivantamab infusion and an average of 2.3 hours for subcutaneous infusions and showed a five-fold reduction in infusion-related reactions. SC amivantamab also demonstrated longer overall survival, progression-free survival and duration of response. In August 2024, the FDA designated Janssen’s Biologics License Application priority review status for amivantamab SC in combination with LAZCLUZE for currently approved or submitted indication of IV in certain patients with non-small cell lung cancer. In December 2024, Janssen announced the FDA issued a Complete Response Letter for the Biologics License Application related to observations as part of a standard pre-approval inspection at a manufacturing facility. Janssen has indicated they are working closely with the FDA to bring SC amivantamab to patients as quickly as possible. In April 2025, Janssen received European Commission marketing authorization of the SC formulation of RYBREVANT (amivantamab), in combination with LAZCLUZE (lazertinib), for the first-line treatment of adult patients with advanced non-small cell lung cancer with epidermal growth factor receptor exon 19 deletions or exon 21 L858R substitution mutations. RYBREVANT (amivantamab) is approved as a monotherapy for adult patients with advanced non-small cell lung cancer with activating epidermal growth factor receptor exon 20 insertion mutations after the failure of platinum-based therapy.
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
In April 2025, argenx received FDA approval of VYVGART Hytrulo prefilled syringe for self-injection for the treatment of adult patients with generalized myasthenia gravis who are anti-acetylcholine receptor antibody positive and adult patients with chronic inflammatory demyelinating polyneuropathy. In September 2025, argenx announced the Ministry of Health, Labour and Welfare in Japan approved VYVDURA prefilled syringe for self-injection for the treatment of adult patients with generalized myasthenia gravis and adult patients with chronic inflammatory demyelinating polyneuropathy.
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

Chugai Collaboration
In March 2022, we and Chugai entered into a global collaboration and license agreement that gives Chugai exclusive access to ENHANZE technology for an undisclosed target. In May 2022, Chugai initiated a Phase 1 study to evaluate the pharmacokinetic measures, pharmacodynamics, and safety of a targeted antibody administered subcutaneously with ENHANZE. Chugai has notified us that they have terminated this program and are evaluating other potential target programs with ENHANZE.
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

Otter Agreement
In December 2021, we entered into a supply agreement with Otter to manufacture the VIBEX auto-injection system device, designed and developed to incorporate a pre-filled syringe for delivery of methotrexate, assemble, package, label and supply the final OTREXUP product and related samples to Otter at cost plus mark-up. Otter is responsible for manufacturing, formulation and testing of methotrexate and the corresponding pre-filled syringe for assembly with the device manufactured by us, along with the commercialization and distribution of OTREXUP. OTREXUP is a SC methotrexate injection for once weekly self-administration with an easy-to-use, single dose, disposable auto injector, indicated for adults with severe active rheumatoid arthritis, children with active polyarticular juvenile idiopathic arthritis and adults with severe recalcitrant psoriasis. Further, we entered into a license agreement with Otter in which we granted Otter a worldwide, exclusive, fully paid-up license to certain patents relating to OTREXUP that may also relate to our other products for Otter to commercialize and otherwise exploit OTREXUP in the field as defined in the license agreement. In August 2025, Otter discontinued marketing OTREXUP, and terminated the supply agreement in the fourth quarter of 2025.

Results of Operations
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Royalties – Royalties were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	September 30,
	2025	2024	Dollar	Percentage
Royalties	$236,038	$155,061	$80,977	52%
The increase in royalties was primarily driven by continued sales uptake of ENHANZE partner products that have launched since 2020, predominantly by VYVGART Hytrulo by argenx, DARZALEX SC by Janssen and Phesgo by Roche in all geographies. Together these products contributed approximately $71.2 million to the year-over-year increase, representing a 55% increase for these products. This growth was diluted by earlier-launched ENHANZE partner products that are later in their life cycle and experiencing modest price erosion, such as Herceptin and MabThera by Roche. These products along with all other products contributed approximately $9.8 million to the year-over-year-increase, representing a 37% increase.
We expect royalty revenue to grow further as a result of anticipated increasing partner product sales of DARZALEX SC, Phesgo and VYVGART Hytrulo, and sales of recently launched ENHANZE partner products, TECENTRIQ SC and OCREVUS SC by Roche, RYBREVANT SC by Janssen and Opdivo Qvantig by BMS. We expect modest price erosion to continue on earlier launched ENHANZE partner products, Herceptin and MabThera.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	September 30,
	2025	2024	Dollar	Percentage
Proprietary product sales	$52,242	$39,925	$12,317	31%
Bulk rHuPH20 sales	32,491	31,493	998	3%
Device partnered product sales	9,495	15,241	(5,746)	(38)%
Total product sales, net	$94,228	$86,659	$7,569	9%
The increase in product sales, net was primarily due to contributions from our proprietary product XYOSTED, driven by continued market penetration, as well as increased sales of bulk rHuPH20, driven by the timing of partner demand. The increase is partially offset by a decrease in sales of device partnered products driven by timing of partner demand. We expect sales of our proprietary products will grow in future years as we continue to gain market share in the testosterone replacement therapy market. We expect product sales of bulk rHuPH20 and device partnered products to fluctuate in future periods based on the needs of our partners.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	September 30,
	2025	2024	Dollar	Percentage
Upfront license and target nomination fees	$—	$27,000	$(27,000)	(100)%
Event-based development and regulatory milestones and other fees	—	18,000	(18,000)	(100)%
Sales-based milestones	20,000	—	20,000	100%
Device licensing and development revenue	3,998	3,364	634	19%
Total revenues under collaborative agreements	$23,998	$48,364	$(24,366)	(50)%
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

Operating expenses – Operating expenses were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	September 30,
	2025	2024	Dollar	Percentage
Cost of sales	$55,242	$49,426	$5,816	12%
Amortization of intangibles	17,762	17,762	—	—%
Research and development	17,251	18,458	(1,207)	(7)%
Selling, general and administrative	46,088	41,241	4,847	12%
Cost of Sales – Cost of sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of our proprietary products, device partnered products and bulk rHuPH20. The increase in cost of sales was primarily due to an increase in product sales, material scrap and labor allocation initiatives.
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
Selling, General and Administrative – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related costs for personnel in executive, selling and administrative functions, as well as professional fees for legal and accounting, business development, commercial operations support for proprietary products and alliance management, and marketing support for our collaborations. The increase in SG&A expense was primarily due to an increase in consulting and professional service fees, including $6.0 million of litigation costs incurred in connection with a patent infringement litigation case and diligence costs incurred in support of the planned acquisition of Elektrofi, partially offset by lower compensation expense.
Investment and other income, net – investment and other income, net was as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	September 30,
	2025	2024	Dollar	Percentage
Investment and other income, net	$5,333	$6,474	$(1,141)	(18)%
Investment and other income, net consists primarily of interest income on our cash, cash-equivalent and marketable securities. The decrease in investment and other income, net was primarily due to lower market interest rates, partially offset by an increase in the average invested balance.
Interest Expense – Interest expense was as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	September 30,
	2025	2024	Dollar	Percentage
Interest expense	$4,296	$4,524	$(228)	(5)%
Interest expense consists primarily of costs related to our convertible notes and revolving credit facility. Interest expense was flat year over year.

Income Tax Expense – Income tax expense was as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	September 30,
	2025	2024	Dollar	Percentage
Income tax expense	$43,733	$28,136	$15,597	55%
The increase in income tax expense was primarily due to higher income before income tax expense, partially offset by an increase in tax benefits associated with share-based compensation windfall and Foreign Derived Intangible Income deduction.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Royalties – Royalties were as follows (in thousands):

	Nine Months Ended		Increase / (Decrease)
	September 30,
	2025	2024	Dollar	Percentage
Royalties	$609,869	$400,572	$209,297	52%
The increase in royalties was primarily driven by continued sales uptake of ENHANZE partner products that have launched since 2020, predominantly by VYVGART Hytrulo by argenx, DARZALEX SC by Janssen and Phesgo by Roche in all geographies. Together these products contributed approximately $188.9 million to the year-over-year increase, representing a 57% increase for these products. This growth was diluted by earlier-launched ENHANZE partner products that are later in their life cycle and experiencing modest price erosion, such as Herceptin and MabThera by Roche. These products along with all other products contributed approximately $20.4 million to the year-over-year-increase, representing a 30% increase.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Nine Months Ended		Increase / (Decrease)
	September 30,
	2025	2024	Dollar	Percentage
Proprietary product sales	$135,035	$119,319	$15,716	13%
Bulk rHuPH20 sales	82,787	66,637	16,150	24%
Device partnered product sales	35,957	38,172	(2,215)	(6)%
Total product sales, net	$253,779	$224,128	$29,651	13%
The increase in product sales, net was primarily due to increased sales contributions from our proprietary product XYOSTED, driven by continued market penetration, and increased sales of bulk rHuPH20, partially offset by device partnered products driven by partner demand.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Nine Months Ended		Increase / (Decrease)
	September 30,
	2025	2024	Dollar	Percentage
Upfront license and target nomination fees	$220	$27,000	$(26,780)	(99)%
Event-based development and regulatory milestones and other fees	24,500	57,500	(33,000)	(57)%
Sales-based milestones	45,000	—	45,000	100%
Device licensing and development revenue	11,476	8,116	3,360	41%
Total revenues under collaborative agreements	$81,196	$92,616	$(11,420)	(12)%
The decrease in revenues under collaborative agreements was primarily due to the timing of milestones achieved.
Operating expenses - Operating expenses were as follows (in thousands):

	Nine Months Ended		Increase / (Decrease)
	September 30,
	2025	2024	Dollar	Percentage
Cost of sales	$150,004	$117,362	$32,642	28%
Amortization of intangibles	53,286	53,287	(1)	—%
Research and development	49,593	58,607	(9,014)	(15)%
Selling, general and administrative	130,064	112,086	17,978	16%
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
Selling, General and Administrative – The increase in SG&A expense was primarily due to an increase in consulting and professional service fees, including litigation costs incurred in connection with a patent infringement litigation case, diligence costs incurred in support of the planned acquisition of Elektrofi, and an increase in compensation expense.
Investment and other income, net - Investment and other income, net was as follows (in thousands):

	Nine Months Ended		Increase / (Decrease)
	September 30,
	2025	2024	Dollar	Percentage
Investment and other income, net	$19,042	$16,499	$2,543	15%
The increase in investment and other income, net was primarily due to an increase in the average invested balance, partially offset by lower market interest rates.
Interest Expense – Interest expense was as follows (in thousands):

	Nine Months Ended		Increase / (Decrease)
	September 30,
	2025	2024	Dollar	Percentage
Interest expense	$13,215	$13,555	$(340)	(3)%
Interest expense was flat year over year.
Income Tax Expense – Income tax expense was as follows (in thousands):

	Nine Months Ended		Increase / (Decrease)
	September 30,
	2025	2024	Dollar	Percentage
Income tax expense	$109,244	$71,839	$37,405	52%
The increase in income tax expense was primarily due to higher income before income tax expense, partially offset by an increase in tax benefits associated with share-based compensation windfall, Foreign Derived Intangible Income deduction and uncertain tax benefit adjustments.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $702.0 million. We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborative agreements and cash that we may raise through future transactions. We may raise cash through any one of the following financing vehicles: (i) new collaborative agreements; (ii) expansions or revisions to existing collaborative relationships; (iii) private financings; (iv) other equity or debt financings; (v) monetizing assets; and/or (vi) the public offering of securities.
We may, in the future, draw on our existing line of credit or offer and sell additional equity, debt securities and warrants to purchase any of such securities, either individually or in units to raise capital for additional working capital, capital expenditures, share repurchases, acquisitions or for other general corporate purposes.
Cash Flows

	Nine Months Ended
	September 30,
(in thousands)	2025	2024	Change
Net cash provided by operating activities	$432,529	$300,597	$131,932
Net cash provided by (used in) investing activities	195,975	(292,203)	488,178
Net cash (used in) provided by financing activities	(324,689)	27,554	(352,243)
Net increase in cash and cash equivalents	$303,815	$35,948	$267,867
Operating Activities
The increase in net cash provided by operations was primarily due to an increase in revenue, partially offset by higher working capital spend.
Investing Activities
The increase in net cash provided by investing activities was primarily due to a net sale of $201.5 million of marketable securities compared to a net purchase of $284.6 million of marketable securities in the prior year, as well as a decrease in capital spend for property and equipment.
Financing Activities
The increase in net cash used in financing activities was primarily due to a $342.4 million increase in the repurchase of common stock and a $9.9 million decrease in net proceeds from the issuance of common stock under our equity incentive plan.
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

Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2028 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2025, the conditional conversion feature of the 2028 Convertible Notes was triggered, and as a result, the 2028 Convertible Notes were classified to current portion of long-term debt, net in our condensed consolidated balance sheets.
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
Capped Call Transactions
In connection with the offering of the 2028 Convertible Notes, we entered into capped call transactions with certain counterparties (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2028 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2028 Convertible Notes. The cap price of the Capped Call Transactions is initially $75.4075 per share of common stock, representing a premium of 75% above the last reported sale price of $43.09 per share of common stock on August 15, 2022, and is subject to certain adjustments under the terms of the Capped Call Transactions. As of September 30, 2025, no capped calls had been exercised.
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

Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. As of September 30, 2025, the 2027 Convertible Notes were not convertible.
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
As of September 30, 2025, the revolving credit facility was undrawn.
Additional Capital Requirements
Our expected working capital and other capital requirements are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024. As of September 30, 2025, there have been no material changes to our expected working capital and other capital requirements described in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

Our significant accounting policies are described in Part II, Item 8, Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. The accounting policies and estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to our critical accounting policies or estimates during the nine months ended September 30, 2025.
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of our condensed consolidated financial statements for a discussion of recent accounting pronouncements and their effect, if any.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risks during the quarter ended September 30, 2025.
As of September 30, 2025, our cash equivalents and marketable securities consisted of investments in money market funds, U.S. Treasury securities and corporate debt securities. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security may decline. Based on our current investment portfolio as of September 30, 2025, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally, a number of Congressional committees have also held hearings and evaluated proposed legislation on drug pricing and payment policy which may affect our business. Legislative proposals have been introduced that, if enacted and implemented, could affect access to and revenue from our partners’ products, allow the federal government to engage in price negotiations on certain drugs, and allow importation of prescription medication from Canada or other countries. For example, in August 2022, The Inflation Reduction Act of 2022 (the “IRA”) was enacted which will, among other things, allow and require the federal government to negotiate prices for some drugs covered under Medicare Part B and Part D, require drug companies to pay rebates to Medicare if prices rise faster than inflation for drugs used by Medicare beneficiaries and cap out-of-pocket spending for individuals enrolled in Medicare Part D. In May 2025, CMS issued draft guidance for 2028 price controls under the IRA that creates uncertainty as to whether combination therapies, such as our partners’ ENHANZE products, will be protected from IRA price negotiations for thirteen years following approval of the combination therapy. In September 2025, following a review of comments submitted in response to the draft guidance, CMS issued final guidance for 2028 price controls under the IRA, indicating that due to the complexity and scope of this issue, CMS believes additional time is necessary to develop objective policy criteria if CMS were to finalize such a policy, and thus did not make a change to the fixed combination drug policy. CMS indicated it intends to continue to consider the appropriate policy to implement in rulemaking beginning in initial price applicability year 2029. For initial price applicability year 2028, CMS will maintain its approach to fixed combination drugs which states that if a drug is a fixed combination drug with two or more active moieties / active ingredients, the distinct combination of active moieties / active ingredients will be considered as one active moiety / active ingredient for the purpose of identifying potential qualifying single source drugs. A product containing only one (but not all) of the active moieties / active ingredients that is offered by the same New Drug Application / Biologics License Application holder will not be aggregated with the formulations of the fixed combination drug and will be considered a separate potential qualifying single source drug. Section 30.1 of this final guidance details how CMS intends to treat fixed combination drugs and gives an example to illustrate the application.
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
The table below sets forth information regarding repurchases during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price paid per share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be purchased under the Programs (in thousands)
July 1, 2025 through July 31, 2025	725,514	$53.59	725,514	$157,629
August 1, 2025 through August 31, 2025	—	$—	—	$157,629
September 1, 2025 through September 30, 2025	—	$—	—	$157,629
Total	725,514		725,514
(1) Included in the total cost of shares purchased is a commission fee of $0.02 per share.

Item 3.Defaults Upon Senior Securities
Not applicable.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the three months ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408 of Regulation S-K).

Item 6.Exhibits

2.1
Agreement and Plan of Merger, among Halozyme Therapeutics, Inc., Erraid Merger Sub Inc., Elektrofi, Inc. and Shareholder Representative Services LLC, solely in its capacity as the representative of the securityholders as set forth in the Merger Agreement dated as of September 30, 2025 (filed as Exhibit 2.1 to the Company’s Form 8-K filed October 3, 2025 and incorporated herein by reference)

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

Halozyme Therapeutics, Inc. (Registrant)

Dated:	November 3, 2025	By:	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 3, 2025	By:	/s/ Nicole LaBrosse
Nicole LaBrosse Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)