Form 10-K
period 2025-12-31
HALOZYME THERAPEUTICS, INC.
filed 2026-02-17
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes        ☒    No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 was approximately $4.5 billion, based on the closing price on the NASDAQ Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares (in thousands) of the registrant’s common stock, par value $0.001 per share, was 118,017 as of February 10, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•Workforce reduction at federal agencies and changes in United States (“U.S.”) trade policy, including tariffs and potential countermeasures by trading partners, could delay regulatory approval and increase our or our partners’ costs, disrupt global supply chains and have a material adverse impact on our business, financial condition, and results of operations.
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
Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements reflect management’s current forecast of certain aspects of our future business and are based on currently available operating, financial and competitive information. Consequently, forward-looking statements are inherently subject to risks, uncertainties and assumptions that could cause actual results and outcomes to differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” in Part I, Item 1A, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this Annual Report on Form 10-K, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.
References to “Halozyme,” “the Company,” “we,” “our,” “ours,” and “us” refer to Halozyme Therapeutics, Inc., its wholly owned subsidiaries, Halozyme, Inc., Antares Pharma Inc., Antares Pharma Inc.’s two wholly-owned Swiss subsidiaries, Antares Pharma IPL AG and Antares Pharma AG, Halozyme Hypercon, Inc., Halozyme Hypercon Inc.’s wholly-owned subsidiary, Elektrofi Security Corp., and Halozyme Surf Bio, Inc. References to “Notes” refer to the notes to the consolidated financial statements included herein (refer to Item 8 of Part II of this Annual Report on Form 10-K).

PART I
Item 1.Business
Overview
Halozyme Therapeutics, Inc. is a biopharmaceutical company advancing disruptive solutions to improve patient experiences and outcomes for emerging and established therapies.
As the innovators of ENHANZE® drug delivery technology (“ENHANZE”) with our proprietary enzyme, rHuPH20, our commercially validated solution is used to facilitate the subcutaneous (“SC”) delivery of injected drugs and fluids, with the goal of improving the patient experience with rapid SC delivery and reduced treatment burden. We license our technology to biopharmaceutical companies to collaboratively develop products that combine ENHANZE with our partners’ proprietary compounds. We are also developing partner products with Hypercon™ drug delivery technology (“Hypercon technology”) and developing the Surf Bio drug delivery technology to expand the breadth of our drug delivery technology portfolio. Hypercon technology is an innovative microparticle technology that has been demonstrated in non-clinical testing to enable hyperconcentration of drugs and biologics and reduce the injection volume for the same dosage, potentially expanding opportunities for at-home and health care provider administration. The Surf Bio hyperconcentration technology is being developed to create high antibody and biologic concentrations of up to 500 mg/mL, for delivery in a single auto-injector shot for at-home or in a health care provider’s office use. We also develop, manufacture and commercialize, for ourselves or with our partners, drug-device combination products using our advanced auto-injector technologies that are designed to provide commercial or functional advantages such as improved convenience, reliability and tolerability, and enhanced patient comfort and adherence.
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
We currently have ENHANZE collaborations and licensing agreements with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Takeda Pharmaceuticals International AG and Baxalta US Inc. (“Takeda”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol-Myers Squibb Company (“BMS”), argenx BVBA (“argenx”), ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”), Chugai Pharmaceutical Co., Ltd. (“Chugai”), Acumen Pharmaceuticals, Inc. (“Acumen”), Merus N.V. (“Merus”) and Skye Bioscience, Inc. (“Skye Bioscience”). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales-based milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently earn royalties from the sales of ten commercial products including sales of five commercial products from the Roche collaboration, two commercial products from the Janssen collaboration and one commercial product from each of the Takeda, argenx and BMS collaborations.
Through our recent acquisition of Elektrofi, Inc. (“Elektrofi”), subsequently renamed Halozyme Hypercon, Inc. (“Hypercon”), we have Hypercon collaboration and license agreements with Janssen, Lilly, and argenx. In addition to receiving upfront license fees from our Hypercon collaborations, we are entitled to receive event and sales-based milestone payments and royalties from commercial sales for approved partner products co-formulated with Hypercon.
We have commercialized auto-injector products with Teva Pharmaceutical Industries, Ltd. (“Teva”). We have development programs including our auto-injectors with McDermott Laboratories Limited, an affiliate of Viatris Inc. (“Viatris”).
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
The Hypercon technology is an innovative microparticle approach enabling hyperconcentration of monoclonal antibodies, certain complex proteins and peptides while maintaining syringeability, which is the ability to inject smoothly and easily. Hypercon technology enables biologic product formulation concentrations of ~500 mg/ml, which can be up to four to five times higher than standard aqueous solution formulations for biologics today. The increased concentration reduces the volume of injection for the same dosage and has the potential to create more opportunities for at-home and health care provider office SC delivery, including via small volume auto-injector or with Halozyme’s innovative high volume auto-injector.
The Surf Bio technology is an innovative, polymer-enabled approach enabling hyperconcentration SC of monoclonal antibodies, other biologics and small molecules while maintaining syringeability. Surf Bio technology enables concentrations of up to 500 mg/mL. By achieving these high concentrations, the Surf Bio technology reduces the injection volume required for a given dose and has the potential to enable short SC injections that can be administered at home or in a health care provider’s office, including via prefilled syringes or standard auto-injectors.
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
Our Strategy
We are a leader in converting IV biologics to SC delivery and extending the dosing interval of SC drugs, using our commercially-validated ENHANZE technology. Our ENHANZE technology also has the potential for SC delivery of small molecules and other therapeutic modalities including those developed as long-acting injectables and other therapies that might benefit from larger dose/larger volume SC delivery. We collaborate with leading pharmaceutical and biotechnology companies to help them develop products that combine our ENHANZE technology with their proprietary compounds. We target large, attractive markets, where ENHANZE-enabled SC delivery has the potential to deliver competitive differentiation and other important benefits to our partners, such as larger injection volumes administered rapidly, extended dosing intervals, and reduced treatment burden and healthcare costs. In addition, ENHANZE has been demonstrated to enable the combination of two therapeutic antibodies in a single injection, as well as the development of new co-formulation intellectual property. We leverage our strategic, technical, regulatory and alliance management skills in support of our partners’ efforts to develop new SC delivered products. We currently have thirteen collaborations with ten currently approved products and additional product candidates in development using our ENHANZE technology. We intend to work with our existing partners to expand our collaborations to add new targets and develop targets and product candidates under the terms of the operative collaboration agreements. We will also continue our efforts to enter into new collaborations to derive additional revenue from our proprietary technology.
With our recent acquisitions, our goal is to extend the number of partners and products being developed and commercialized by offering the Hypercon and Surf Bio technologies to further expand our drug delivery portfolio.

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
ATRS - 1902
We were previously developing a drug device combination product for the endocrinology market for patients who require supplemental hydrocortisone, identified as ATRS-1902. In December 2025, we made a strategic decision to discontinue the development of ATRS-1902.
Partnered Products
ENHANZE Collaborations
Roche Collaboration
In December 2006, we and Roche entered into a collaboration and license agreement under which Roche obtained a worldwide license to develop and commercialize product combinations of rHuPH20 and up to twelve Roche target compounds (the “Roche Collaboration”). Under this agreement, Roche initially elected a total of eight targets, two of which are exclusive.
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
In December 2025, Roche nominated a new undisclosed non-exclusive target to be studied using ENHANZE.
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
In September 2014, HYQVIA was approved by the FDA for treatment of adult patients with Primary Immunodeficiency. HYQVIA is the first SC immune globulin treatment approved for adult Primary Immunodeficiency patients with a dosing regimen requiring only one infusion up to once per month (every three to four weeks) and one injection site per infusion in most patients, to deliver a full therapeutic dose of immune globulin.
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
In December 2025, we and Takeda entered into a new global collaboration and exclusive license agreement which provides Takeda with access to ENHANZE for use with vedolizumab, marketed globally as ENTYVIO®, for the treatment of adults with moderately to severely active Crohns’ disease or ulcerative colitis, which are the two main forms of inflammatory bowel disease.

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
In July 2024, Janssen announced the FDA approved DARZALEX FASPRO in combination with bortezomib, lenalidomide and dexamethasone for induction and consolidation treatment and with lenalidomide for maintenance treatment of adult patients who are newly diagnosed with multiple myeloma and are eligible for autologous stem cell transplant, with approval also received from the European Commission in October 2024. In April 2025, Janssen received European Commission approval for an indication extension of DARZALEX SC in combination with bortezomib, lenalidomide, and dexamethasone for the treatment of adult patients with newly diagnosed multiple myeloma regardless of transplant eligibility. In July 2025, Janssen announced European Commission approval of a new indication for DARZALEX SC (daratumumab) co-formulated with ENHANZE, as a monotherapy for the treatment of adult patients with smoldering multiple myeloma at high-risk of developing multiple myeloma. In November 2025, Janssen announced the FDA approved DARZALEX FASPRO (daratumumab and hyaluronidase-fihj) co-formulated with ENHANZE, as single treatment of adult patients with high-risk smoldering multiple myeloma. In January 2026, Janssen announced the FDA approved DARZALEX FASPRO (daratumumab and hyaluronidase-fihj) in combination with bortezomib, lenalidomide and dexamethasone for the treatment of adult patients with newly diagnosed multiple myeloma who are ineligible for autologous stem cell transplant.
In December 2019, Janssen elected epidermal growth factor receptor and mesenchymal-epithelial transition factor as a bispecific antibody (amivantamab) target on an exclusive basis, which is being studied in solid tumors. In September 2022, following a Phase 1 study, Janssen initiated a Phase 3 study of lazertinib and amivantamab with ENHANZE in patients with epidermal growth factor receptor-mutated advanced or metastatic non-small cell lung cancer (PALOMA-3). In November 2022, Janssen initiated a Phase 2 study of amivantamab with ENHANZE in multiple regimens in patients with advanced or metastatic solid tumors including epidermal growth factor receptor-mutated non-small cell lung cancer (PALOMA-2). The administration time for SC amivantamab was reduced to approximately five minutes from approximately five hours per day for the first IV amivantamab infusion and an average of 2.3 hours for subcutaneous infusions and showed a five-fold reduction in infusion-related reactions. SC amivantamab also demonstrated longer overall survival, progression-free survival and duration of response. In April 2025, Janssen received European Commission marketing authorization of the SC formulation of RYBREVANT (amivantamab) with ENHANZE, in combination with LAZCLUZE (lazertinib), for the first-line treatment of adult patients with advanced non-small cell lung cancer with epidermal growth factor receptor exon 19 deletions or exon 21 L858R substitution mutations. RYBREVANT (amivantamab) is approved as a monotherapy for adult patients with advanced non-small cell lung cancer with activating epidermal growth factor receptor exon 20 insertion mutations after the failure of platinum-based therapy. In December 2025, Janssen announced the FDA approved RYBREVANT FASPRO (amivantamab and hyaluronidase-lpuj) for the treatment of patients with epidermal growth factor receptor-mutated locally advanced or metastatic non-small cell lung cancer. In December 2025, Janssen received approval from the Ministry of Health, Labour and Welfare in Japan for RYBROFAZ (amivantamab) with ENHANZE for the first-line treatment of adult patients with advanced non-small cell lung cancer. In December 2025, Janssen received approval from the National Medical Products Administration in China for RYBREVANT FASPRO for the first-line treatment of adult patients with advanced non-small cell lung cancer.
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
In March 2023, BMS initiated a Phase 3 study to demonstrate the drug exposure levels of nivolumab and relatlimab fixed-dose combination with ENHANZE is not inferior to IV administration in participants with previously untreated metastatic or unresectable melanoma (RELATIVITY-127). BMS has decided not to advance the subcutaneous nivolumab plus relatlimab program.
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
argenx is currently conducting the following studies with the goal of expanding approved indications for efgartigimod with ENHANZE: Phase 2/3 (ALKIVIA) study in active idiopathic inflammatory myopathy (Myositis), Phase 2 (Shamrock) study for kidney transplant recipients with antibody mediated rejection, Phase 3 (ADAPT oculus) study for adult patients with ocular myasthenia gravis, Phase 3 (Unity) study in patients with moderate-to-severe Primary Sjogren’s Disease and Phase 2 (eSScape) study in adults with Systemic Sclerosis.
In May 2025, argenx initiated a Phase 1 study to evaluate ARGX-213 with ENHANZE.
In the fourth quarter of 2025, the ongoing argenx ARGX-121 Phase 1 program was expanded to include an SC-arm evaluating ARGX-121 with ENHANZE in healthy adults.
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
Merus Collaboration
In November 2025, we and Merus entered into a non-exclusive global collaboration and license agreement that provides Merus access to ENHANZE for the development and potential commercialization of SC formulation of petosemtamab, an epidermal growth factor receptor and leucine-rich repeat-containing G-protein coupled receptor 5 bispecific antibody, for the treatment of head and neck cancer.
Skye Bioscience Collaboration
In December 2025, we and Skye Bioscience entered into a non-exclusive global collaboration and license agreement that provides Skye Bioscience access to ENHANZE for the development and potential commercialization of SC formulation of nimacimab for the treatment of obesity.

Hypercon Collaborations
argenx Collaboration
In April 2021, we and argenx entered into a collaboration and license agreement that provides argenx the right to develop and commercialize one target directed at the human neonatal fragment crystallizable receptor, including efgartigimod as well as an option to nominate a second target using Hypercon technology.
Lilly Collaboration
In October 2023, we and Lilly entered into a research collaboration and exclusive license agreement that provides Lilly the right to develop and commercialize three initial targets as well as options to nominate up to two additional targets using Hypercon technology.
Janssen Collaboration
In December 2023, we and Janssen entered into a collaboration and exclusive license agreement that provides Janssen with the right to develop and commercialize an initial target as well as options to nominate up to four additional targets using Hypercon technology.
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
We are the exclusive supplier of the multi-dose pen, which we developed, used in Teva’s generic teriparatide injection product. In 2020, Teva launched Teriparatide Injection, the generic version of Lilly’s branded product Forsteo® featuring our multi-dose pen platform, for commercial sale in several countries outside of the U.S. In November 2023, Teva announced FDA approval of the generic version of Forteo, featuring our multi-dose auto-injector pen platform for the treatment of osteoporosis among certain women and men.
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
Viatris Agreement
In November 2019, we entered into a global development agreement with Idorsia Pharmaceuticals Ltd. (“Idorsia”) which was subsequently assigned to McDermott Laboratories Limited, an affiliate of Viatris, in February 2025 to develop a novel, drug-device product containing selatogrel. A new chemical entity, selatogrel, is being developed for the treatment of a suspected acute myocardial infarction in adult patients with a recent history of acute myocardial infarction.
In August 2021, Idorsia initiated a multi-center, double-blind, randomized, placebo-controlled, parallel-group Phase 3 study to evaluate the efficacy and safety of self-administered SC selatogrel for prevention of all-cause death and treatment of acute myocardial infarction in subjects with a recent history of acute myocardial infarction.
In December 2025, we entered into a commercial license and supply agreement with Viatris under which we license and supply an auto-injector product for self-administered SC selatogrel for the treatment of acute myocardial infarction in adult patients.

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
Halozyme Patent Portfolio
Our Halozyme patent portfolio includes patents and pending applications that we own solely and, in some cases, jointly with several licensees in the U.S., Europe and other countries in the world. In general, patents have a term of 20 years from the application filing date or earlier claimed priority date. We continue to file and prosecute patent applications to strengthen and grow our patent portfolio pertaining to the drug delivery technologies we license and the drugs and drug delivery devices we provide. Our patent portfolio primarily covers compositions of matter, formulations, methods of use, administration and manufacture, and drug delivery devices. We have multiple patents and patent applications throughout the world pertaining to our recombinant human hyaluronidase and methods of use and manufacture, including an issued U.S. patent which expires in 2027, an issued European patent which expires in 2029, and additional patents that are valid into 2029, which we believe cover the products and product candidates under our ENHANZE collaborations and Hylenex recombinant. We have multiple patents and patent applications throughout the world pertaining to our modified human-derived hyaluronidases and methods of use, including issued U.S. patents which expire between 2032-2034, and issued European and other foreign patents which expire in 2032, which we license as our MDASE patents. We also have a large and diverse number of patents and patent applications throughout the world covering the Hypercon and Surf Bio hyperconcentration technologies, with multiple issued U.S. and foreign patents having expiration dates into the mid 2040’s. In addition, we have, under prosecution throughout the world, multiple patent applications that relate specifically to individual product candidates under development, and jointly owned patent applications relating to our collaborations with several licensees (including, but not limited to, patent applications covering co-formulations and methods of treatment or use that if granted will be valid into the 2040s), the expiration of which can only be definitely determined upon maturation into our issued patents. We believe our patent filings represent a barrier to entry for potential competitors looking to utilize these hyaluronidases, other drugs and drug delivery devices.
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
Research and Development Activities
Our research and development expenses consist primarily of costs associated with the product development, quality and regulatory work required to maintain the ENHANZE, Hypercon technology and the Surf Bio technology platforms, expenses associated with testing of new high-volume auto-injectors, activities and support for our partners in their development and manufacturing of product candidates performed on behalf of our partners, compensation and other expenses for research and development personnel, supplies and materials, facility costs and depreciation. We charge all research and development expenses to operations as they are incurred.

Manufacturing
ENHANZE
We do not have our own manufacturing facility for our product and our partners’ products and product candidates, or the capability to package our products. We have engaged third parties to manufacture bulk rHuPH20 and Hylenex.
We have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (“Avid”), Catalent Indiana LLC (“Catalent”) and Lonza Sales AG (“Lonza”) to produce supplies of bulk rHuPH20. Avid and Catalent currently produce and we anticipate Lonza will eventually produce bulk rHuPH20 under current Good Manufacturing Practices for clinical and commercial uses. Catalent currently produces bulk rHuPH20 for use in Hylenex and collaboration products and product candidates. Avid currently produces bulk rHuPH20 for use in collaboration products and product candidates. We rely on their ability to successfully manufacture these batches according to product specifications. It is important for our business for Catalent and Avid to (i) retain their status as current Good Manufacturing Practices-approved manufacturing facilities; (ii) successfully scale up bulk rHuPH20 production; and/or (iii) manufacture the bulk rHuPH20 required by us and our partners for use in our proprietary and collaboration products and product candidates. In addition to supply obligations, Avid and Catalent also provide support for data and information used in the chemistry, manufacturing and controls sections for FDA and other regulatory filings.
We have a commercial manufacturing and supply agreement with Patheon Manufacturing Services, LLC (“Patheon”) under which Patheon will provide the final fill and finishing steps in the production process of Hylenex recombinant.
Devices
We also use third parties to manufacture our auto-injector technology products and product candidates, including the products and related components we supply to our partners. For our products and product candidates, we verify that they are manufactured in accordance with FDA’s current Good Manufacturing Practices for drug products and the FDA’s current Quality System Regulations for medical devices and equivalent provisions in the EU and elsewhere, which are required as part of the overall obligations necessary, in the EU for instance, to obtain a CE-mark. We enter into quality agreements with our third-party manufacturers which require compliance with current Good Manufacturing Practices, Quality System Regulations and foreign equivalents, to the extent applicable. We use third-party service providers to manufacture, assemble and package our products and product candidates under our direction. We monitor and evaluate manufacturers and suppliers to assess compliance with regulatory requirements and our internal quality standards and benchmarks. We perform quality reviews of manufacturing for all of our product candidates and products, and quality releases for all of our product candidates and products that we sponsor or commercialize.
We use third-party manufacturers to manufacture and supply certain components, drugs, final assembly and finished product. Below is a summary of our key production, manufacturing, assembly and packaging arrangements with third-party manufacturers for products commercialized by us and our partners:
•Phillips-Medisize Corporation, an international outsource provider of design and manufacturing services, produces commercial quantities of components of our QuickShot auto-injector device for XYOSTED and other partnered products and our VIBEX epinephrine auto-injector product with Teva.
•ComDel Innovation, Inc., a domestic provider of integrated solutions for product development, tooling, and manufacturing, produces commercial quantities of components for the VIBEX epinephrine and teriparatide auto-injector products with Teva.
•Fresenius Kabi and Pharmaceutics International Inc. supply commercial quantities of pre-filled syringes of testosterone for XYOSTED.
•Sharp Corporation, an international contract packaging company, assembles and packages XYOSTED auto-injector products.
•Nolato Contour, Inc. produces commercial quantities of components of our QuickShot auto-injector device for XYOSTED.
In addition, our Minnetonka, Minnesota facility supports our administrative functions, product development and quality operations and provides additional assembling and warehousing capabilities for XYOSTED and some of our partnered products.
Our Boston, Massachusetts facilities support our research and development, quality operations and administrative functions for our Hypercon technology.

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
ENHANZE
Our ENHANZE technology may face increasing competition from alternate approaches and/or emerging technologies to deliver medicines SC. For example, Alteogen Inc. has developed ALT‑B4, a modified human hyaluronidase that has been licensed for use in SC formulations. In addition, our partners face competition in the commercialization of the product candidates for which the partners seek marketing approval from the FDA and other regulatory authorities.
Hylenex Recombinant
Hylenex recombinant is currently the only FDA-approved recombinant human hyaluronidase on the market. The competitors for Hylenex recombinant include Amphastar Pharmaceuticals, Inc.’s product, Amphadase®, a bovine (bull) hyaluronidase.
XYOSTED
In the U.S., there are several different formulations for testosterone replacement therapy including intramuscular injection, transdermal patches and gels, oral formulations and nasal gels. Potential competition in the U.S. testosterone replacement market includes transdermal solutions such as AbbVie’s Androgel® 1% and 1.62%, Perrigo’s generic Androgel® Topical Gel 1.62%, Lilly’s Axiron®, as well as Endo, Inc.’s (“Endo”) Testim® and Fortesta® (and the authorized generic). Other forms of testosterone replacement therapy include injectables such as Endo’s Aveed® and Pfizer’s Depo®-Testosterone, surgically implanted Testopel® pellets by Endo and intranasal Natesto®. JATENZO® by Tolmar Pharmaceuticals, Inc., TLANDO® by Verity Pharmaceuticals Inc. and Kyzatrex by Marius Pharmaceuticals, Inc. all represent oral formulations of testosterone.

Devices
We have a wide range of competitors depending upon the branded or generic marketplace, the therapeutic product category, and the product type, including dosage strengths and route of administration. Our competitors include established specialty pharmaceutical companies, major brand name and generic manufacturers of pharmaceuticals such as Teva, Viatris, Lilly and Endo, as well as a wide range of medical device companies that sell a single or limited number of competitive products or participate in only a specific market segment. Our competitors also include third party contract medical device design and development companies such as Scandinavian Health Ltd., Ypsomed AG, West Pharmaceutical and Owen Mumford Ltd. Many of our competitors have greater financial and other resources than we have, such as more commercial resources, larger research and development staffs and more extensive marketing and manufacturing organizations. Smaller or early stage emerging companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.
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
As of February 10, 2026, we had 423 full-time employees. None of our employees are unionized and we believe our employee relations to be good.
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
Corporate Values and Ethics
The foundation of our human capital management strategy is contained in our corporate Operating Principles and our Code of Conduct and Ethics (the “Code of Conduct”), both of which provide uniform guidance to all our employees regarding expectations for performance and proper workplace behavior.
Our Operating Principles emphasize working as one team, respecting and valuing fellow team members, innovation and accountability. Our Operating Principles help create an environment in which all employees are proud and motivated to contribute their valued talents to achieving corporate goals and objectives, and emphasize personal accountability as a means to fulfill our commitments to patients, partners, shareholders and each other.
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
Inclusion
We seek to have an inclusive workforce where individuals of all backgrounds and experiences feel heard, valued and empowered. All have the opportunity to drive innovation, strengthen collaboration, and take actions to serve patients. Through our hiring practices, we seek to support and expand our workforce diversity. Our Elevate leadership training program equips leaders with tools to recognize and mitigate unconscious bias, foster trust, and lead in ways that promote inclusion and a sense of belonging across teams.
Professional Development for Employees at All Levels
We are firmly committed to employee development as an essential driver of our future growth and overall success of Halozyme. We understand that high performing employees are always seeking a challenge and are always looking for ways to broaden, deepen and develop their skills and grow professionally. To support individual employee growth and development, managers work with the employee to create an individual development plan providing the employees the opportunity and accountability to document their career goals and discuss the actions necessary to achieve those goals.
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
We underscore our commitment to professional development by allocating 12 hours of dedicated learning time per employee annually. During this time, employees have the autonomy to select from various learning modalities, from instructor-facilitated offerings to digital platforms, to suit their individual learning preferences.
To monitor progress, we review our succession plan for key leadership positions as part of our annual talent review and identify development opportunities to help ensure potential successor readiness.

Employee Engagement
Employee engagement is central to our performance-driven culture. We believe that when employees feel connected, valued, and heard, they are energized to do their best work and that directly impacts our ability to deliver for patients and stakeholders.
We have teams in place at each of our sites to help foster a deep sense of engagement on an ongoing basis. Our C.A.R.E. Squad, a cross-functional volunteer team, continues to bring our “One Team” culture to life through initiatives focused on Celebration, Appreciation, Recognition, and Engagement. From company-wide events to random acts of kindness, the C.A.R.E Squad fosters unity and purpose across our sites.
We prioritize open communication as a foundation of trust. Employees have direct access to leadership through skip-level meetings with our Chief Executive Officer (“CEO”) and senior leaders, bi-weekly all-employee meetings, and weekly newsletters that share strategic and operational updates.
To continuously improve, we conduct periodic employee engagement surveys with high participation rates. Our most recent employee survey identified collaboration as an areas of opportunity. We have taken several steps to further strengthen our workplace experience, including hosting our inaugural “Making the Difference” celebration. As part of this company-wide event, we deepened awareness of what individual groups do, created connections and increased belonging across teams, while also celebrating company milestones and hearing powerful stories from patients. We also introduced our Operating Principles to guide our daily activities, launched leadership training to empower decision-making at the right levels, and placed a renewed focus on individual development plans to support career growth and advancement.
Compensation and Benefits
Our compensation and benefits programs, with oversight from the Compensation Committee of our Board of Directors, are designed to attract, retain and reward employees through competitive salaries, annual bonus eligibility, long-term incentive awards, an Employee Stock Purchase Plan, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and employee assistance programs. Each year we benchmark our salaries and benefits and confirm we are satisfied with the competitiveness of our total compensation offering. We also provide a variety of peer-to-peer and corporate recognition programs to celebrate and recognize our employees for their hard work and contributions.
Employee Health and Safety
We are committed to protecting the health and safety of our employees, visitors, clients, and the public. Health and safety practices are integrated into our business processes and align with our Corporate Sustainability program philosophy and requirements. We maintain robust health and safety management systems and have established procedures that reduce the risk of injury and ensure compliance with applicable laws and regulations. Continuous improvement is a key component of our health and safety efforts. We establish objectives and performance targets and periodically review results both with our internal safety committee as well as at the Executive and Board level to ensure our high standards are maintained. Our leadership team is active and engaged in supporting our health and safety program. Our employees are empowered and responsible for integrating health and safety into their daily work activities and we have experienced health and safety professionals on staff to guide these efforts.
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
We rely on a number of third parties in our supply chain for the supply and manufacture of our partnered and proprietary products, and the availability of such products depends upon our ability to procure the raw materials, components, packaging materials and finished products from these third parties, some of which are currently our single source for the materials necessary for certain of our products. We have entered into supply agreements with numerous third-party suppliers. For example, we have existing supply agreements with contract manufacturing organizations Avid Bioservices, Inc. (“Avid”) and Catalent Indiana LLC (“Catalent”) to produce bulk rHuPH20. These manufacturers produce bulk rHuPH20 under current Good Manufacturing Practices for use in Hylenex recombinant, and for use in partnered products and product candidates. We rely on their ability to successfully manufacture bulk rHuPH20 according to product specifications. In addition to supply obligations, our contract manufacturers will also provide support for the chemistry, manufacturing and controls sections for FDA and other regulatory filings. We also rely on vendors to supply us with raw materials to produce reagents and other materials for bioanalytical assays used to support our partners’ clinical trials. If any of our contract manufacturers or vendors: (i) is unable to retain its status as an FDA approved manufacturing facility; (ii) is unable to otherwise successfully scale up production to meet corporate or regulatory authority quality standards; (iii) is unable to procure the labor, raw materials, reagents or components necessary to produce our proprietary products, including bulk rHuPH20 and Hylenex recombinant, our bioanalytical assays or our partnered products or (iv) fails to manufacture and supply our partnered and proprietary products, including bulk rHuPH20 in the quantity and quality required by us or our partners for use in Hylenex and partnered products and product candidates for any other reason, our business will be adversely affected. In addition, a significant change in such parties’ or other third-party manufacturers’ business or financial condition could adversely affect their abilities or willingness to fulfill their contractual obligations to us. We have not established, and may not be able to establish, favorable arrangements with additional bulk rHuPH20 manufacturers and suppliers of the ingredients necessary to manufacture bulk rHuPH20 should the existing manufacturers and suppliers become unavailable or in the event that our existing manufacturers and suppliers are unable or unwilling to adequately perform their responsibilities. We have attempted to mitigate the impact of a potential supply interruption including through the establishment of excess bulk rHuPH20 inventory where possible, but there can be no assurances that this safety stock will be maintained or that it will be sufficient to address any delays, interruptions or other problems experienced by any of our contract manufacturers. Any delays, interruptions or other problems regarding the ability or willingness of our contract manufacturers to supply bulk rHuPH20 or the ability or willingness of other third-party manufacturers, to supply other raw materials or ingredients necessary to produce our other proprietary or partnered products on a timely basis could: (i) cause the delay of our partners’ clinical trials or otherwise delay or prevent the regulatory approval of our partners’ product candidates; (ii) delay or prevent the effective commercialization of proprietary or partnered products and product candidates; and/or (iii) cause us to breach contractual obligations to deliver bulk rHuPH20 to our partners. Such delays could damage our relationship with our partners, and they could have a material adverse effect on royalties and thus our business and financial condition. Additionally, we rely on third parties to manufacture, prepare, fill, finish, package, store and ship our proprietary and partnered products and product candidates on our behalf. If the third parties we identify fail to perform their obligations, the progress of partners’ clinical trials could be delayed or even suspended and the commercialization of our partnered or proprietary products could be delayed or prevented.
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
We routinely evaluate our business strategy, and may modify this strategy in the future in light of our assessment of unmet medical needs, growth potential, resource requirements, regulatory issues, competition, risks and other factors. As a result of these strategic evaluations, we may focus our resources and efforts on one or a few programs or fields and may suspend or reduce our efforts on other programs and fields. For example, in the fourth quarter of 2019, we decided to focus our resources on our ENHANZE technology and our commercial product, Hylenex. By focusing primarily on these areas, we increase the potential impact on us if one of our partner programs does not successfully complete clinical trials, achieve commercial acceptance or meet expectations regarding sales and revenue. We may also expand our strategic focus by seeking new therapeutics applications of our technology or by acquiring new technologies which may require the use of additional resources, increased expense and would require the attention of senior management. For example, we acquired Antares (in May 2022), Elektrofi (in November 2025), and Surf Bio (in December 2025), as a means to grow and diversify the sources of our revenues. There can be no assurance that these acquisitions or any such future investment of resources in new technologies will ultimately result in additional approved proprietary or partnered products or commercial success of new therapeutic applications of our technology.
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
•a regulatory agency reviewing our or our partners’ products may not have adequate staffing to conduct its review in a timely manner;

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
Workforce reduction at federal agencies and changes in U.S. trade policy, including tariffs and potential countermeasures by trading partners, could delay regulatory approval and increase our or our partners’ costs, disrupt global supply chains and have a material adverse impact on our business, financial condition, and results of operations.
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
The aggregate amount of our consolidated indebtedness, net of debt discount, as of December 31, 2025 was $2,142.6 million, which includes $209.6 million in aggregate principal amount of the 2027 Convertible Notes, $470.0 million in aggregate principal of the 2028 Convertible Notes, $750.0 million in aggregate principal of the 2031 Convertible Notes and $750.0 million in aggregate principal of the 2032 Convertible Notes, net of unamortized debt discount of $1.1 million, $5.6 million, $15.1 million and $15.2 million, for the 2027 Convertible Notes, 2028 Convertible Notes, 2031 Convertible Notes and 2032 Convertible Notes, respectively.
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
In addition, our 2022 Credit Agreement includes certain affirmative and negative covenants, that, among other things, may restrict our ability to: create liens on assets; incur additional indebtedness; make investments; make acquisitions and other fundamental changes; and sell and dispose of property or assets. The 2022 Credit Agreement also includes financial covenants requiring us to maintain, measured as of the end of each fiscal quarter, a maximum consolidated net leverage ratio of 4.50 to 1.00 initially and a minimum consolidated interest coverage ratio of 3.00 to 1.00. The 2022 Credit Agreement also contains customary representations and warranties and events of default. Complying with the covenants contained in the 2022 Credit Agreement could make it more difficult for us to execute our business strategy. Further, in the event of default by us under the 2022 Credit Agreement, the lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the 2022 Credit Agreement which would harm our financial condition.
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
In order to augment and extend our revenue, we acquired Antares (in May 2022), Elektrofi (in November 2025), and Surf Bio (in December 2025) and we may decide to acquire additional businesses, products and technologies or pursue other corporate transactions and make investments which we believe are important to the future of our business. Any corporate transaction we pursue could require significant capital infusions and could involve many risks, including, but not limited to, the following:
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
We participate in a highly dynamic industry which often results in significant volatility in the market price of common stock irrespective of company performance. The high and low sales prices of our common stock during the twelve months ended December 31, 2025 were $79.50 and $47.50, respectively. In addition to the other risks and uncertainties described elsewhere in this Annual Report on Form 10-K and all other risks and uncertainties that are either not known to us at this time or which we deem to be immaterial, any of the following factors may lead to a significant drop in our stock price:
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
Further, in connection with our Convertible Notes issuances, we have entered into indentures, dated as of March 1, 2021, August 18, 2022 and November 12, 2025 (the “Indentures”), with The Bank of New York Mellon Trust Company, N.A., as trustee. Certain provisions in the Indentures could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the Convertible Notes will have the right to require us to repurchase their Convertible Notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their Convertible Notes in connection with such takeover. In addition, a change of control constitutes an event of default under our 2022 Credit Agreement. Such event of default could result in the administrative agent or the lender parties thereto declaring the unpaid principal, all accrued and unpaid interest, and all other amounts owing or payable under the 2022 Credit Agreement to be immediately due and payable. In either case, and in other cases, our obligations under the Convertible Notes and the Indentures could increase the cost of acquiring us or otherwise discourage a third-party from acquiring us or removing incumbent management.
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
Additionally, artificial intelligence (“AI”) based software is increasingly being used in the biopharmaceutical industry including by companies with which we compete. We are increasing the use of AI tools and technology and intend to integrate AI more broadly in our operations with the goal of increasing operational efficiencies, improve cycle times and improve decision-making, thus strengthening our ability to compete. The integration of third-party AI technology with our operations relies on certain safeguards implemented by the third-party developers of the underlying AI technology including those related to security and the accuracy, bias and other variables of the data, and these safeguards may not be sufficient to mitigate the risks associated with the use of AI. Furthermore, the use of AI based software may result in cybersecurity incidents and lead to the inadvertent release of personal information or other confidential proprietary information, which may impact our ability to realize the benefit of our intellectual property. Governments have passed laws and are likely to pass additional laws regulating the use of generative AI. Our use of this technology could result in compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI due to any of the risks associated with such use, it could make our business less efficient and result in competitive disadvantages.

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

•Senior Director, Information Technology (“IT Security Director”) – Our IT Security Director has over 25 years of extensive experience in IT Operations and cybersecurity, with previous experience in the defense, financial services, and life sciences industries. Our IT Security Director holds a master’s degree in cybersecurity and brings in-depth expertise across modern cybersecurity domains, including cloud security, data privacy, threat intelligence, vulnerability management, identity and access management, incident response, and security operations. In this role, the IT Security Director leads the organization’s cybersecurity efforts under the guidance of the CIO, advancing and maturing our cybersecurity program across all critical domains;
•Senior Vice President, Chief Legal Officer – Our Chief Legal Officer oversees our enterprise risk management strategy and serves as the executive management representative on our Incident Response Team; and
•Vice President, Business Continuity and Sustainable Operations (“VP Business Continuity”) – Our VP Business Continuity has responsibility for overseeing our Business Continuity Plan which incorporates our IRP. Our VP Business Continuity has over 15 years leading the business continuity programs for various companies and has training on ISO 22301 (the Business Continuity ISO Standard).
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

Item 2.Properties
Our properties consist of leased office, laboratory, warehouse and assembly facilities. Our administrative offices and research facilities are located in San Diego, California. We also lease a building in Minnetonka, Minnesota consisting of office, assembly operations, and warehousing space, office and lab space in Boston, Massachusetts and have a small administrative office that primarily supports commercial operations in Ewing, New Jersey. As of December 31, 2025, we leased an aggregate of approximately 196,000 square feet of space. We believe our facilities are adequate for our current and near-term needs.
Item 3.Legal Proceedings
From time to time, we may be involved in disputes, including litigation, relating to claims arising out of operations in the normal course of our business. Any of these claims could subject us to costly legal expenses and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our consolidated statements of income and balance sheets. Additionally, any such claims, whether or not successful, could damage our reputation and business. We currently are not a party to any legal proceedings, the adverse outcome of which, in our opinion, individually or in the aggregate, would have a material adverse effect on our consolidated statements of income or balance sheets.
Item 4.Mine Safety Disclosures
Not applicable.

PART II
Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NASDAQ Global Select Market under the symbol “HALO.” As of February 10, 2026, we had approximately 179,868 stockholders of record and beneficial owners of our common stock.
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
In February 2024, our Board of Directors authorized a new capital return program to repurchase up to $750.0 million of our outstanding common stock. In December 2024, we entered into an Accelerated Share Repurchase (“ASR”) agreement with
Bank of America, N.A. to repurchase $250.0 million of our outstanding common stock. Pursuant to the agreement, at the inception of the ASR, we paid $250.0 million to Bank of America, N.A. and took initial delivery of 4.2 million shares, representing approximately 80 percent of the total shares to be repurchased under the ASR agreement measured based on the closing price of our common stock on the transaction trade date. In March 2025, we finalized the ASR transaction resulting in a total repurchase of 4.7 million shares at an average price of $53.95 per share.
In May 2025, we announced a second $250.0 million share repurchase under the $750.0 million approved program from February 2024. The second $250.0 million share repurchase was completed in June 2025, resulting in a total purchase of 4.8 million shares at an average price of $52.09 per share.
In June 2025, we initiated the third $250.0 million share repurchase tranche under the $750.0 million approved program from February 2024. As of December 31, 2025, $92.3 million has been used to repurchase approximately 1.7 million shares at an average price of $52.89 per share. All shares repurchased under our capital return programs have been retired and have resumed their status of authorized and unissued shares.
The table below sets forth information regarding repurchases during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be purchased under the Programs (in thousands)
October 1, 2025 through October 31, 2025	—	$—	—	$157,629
November 1, 2025 through November 30, 2025	—	$—	—	$157,629
December 1, 2025 through December 31, 2025	—	$—	—	$157,629
Total	—		—

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
The graph below compares Halozyme Therapeutics, Inc.’s cumulative five-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2020 to December 31, 2025. The historical stock price performance included in this graph is not necessarily indicative of future stock price performance.
COMPARISON OF CUMULATIVE TOTAL RETURN FROM
12/31/2020 THROUGH 12/31/2025
Among Halozyme Therapeutics, Inc., The NASDAQ Composite Index
and The NASDAQ Biotechnology Index

450
400
350
300
250
200
150
100
50
0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Halozyme Therapeutics, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/2020 in stock or index, including reinvestment of dividends.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Halozyme Therapeutics, Inc.	$100	$94	$133	$87	$112	$158
NASDAQ Composite	$100	$122	$82	$119	$154	$186
NASDAQ Biotechnology	$100	$100	$90	$94	$93	$124

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the Part I, Item 1A. Risks Factors, and elsewhere in this Annual Report on Form 10-K. References to “Notes” are Notes included in our Notes to Consolidated Financial Statements in Part II, Item 8, in this Annual Report on Form 10-K.
Overview
Halozyme Therapeutics, Inc. is a biopharmaceutical company advancing disruptive solutions to improve patient experiences and outcomes for emerging and established therapies.
As the innovators of ENHANZE® drug delivery technology (“ENHANZE”) with our proprietary enzyme rHuPH20, our commercially validated solution is used to facilitate the subcutaneous (“SC”) delivery of injected drugs and fluids, with the goal of improving the patient experience with rapid SC delivery and reduced treatment burden. We license our technology to biopharmaceutical companies to collaboratively develop products that combine ENHANZE with our partners’ proprietary compounds. We are also developing partner products with Hypercon™ drug delivery technology (“Hypercon technology”) and developing Surf Bio’s drug delivery technology to expand the breadth of our drug delivery technology portfolio. Hypercon technology is an innovative microparticle technology that we expect will set a new standard in hyperconcentration of drugs and biologics by reducing the injection volume for the same dosage and expanding opportunities for at-home and health care provider administration. The Surf Bio hyperconcentration technology is being developed to create high antibody and biologic concentrations of up to 500 mg/mL, for delivery in a single auto-injector shot for at-home or in a health care provider’s office use. We also develop, manufacture and commercialize, for ourselves or with our partners, drug-device combination products using our advanced auto-injector technologies that are designed to provide commercial or functional advantages such as improved convenience, reliability and tolerability, and enhanced patient comfort and adherence.
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
We currently have ENHANZE collaborations and licensing agreements with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Takeda Pharmaceuticals International AG and Baxalta US Inc. (“Takeda”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol Myers Squibb Company (“BMS”), argenx BVBA (“argenx”), ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”), Chugai Pharmaceutical Co., Ltd. (“Chugai”), Acumen Pharmaceuticals, Inc. (“Acumen”), Merus N.V. (“Merus”) and Skye Bioscience, Inc. (“Skye Bioscience”). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales-based milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently earn royalties from the sales of ten commercial products including sales of five commercial products from the Roche collaboration, two commercial products from the Janssen collaboration and one commercial product from each of the Takeda, argenx and BMS collaborations.

Through our recent acquisition of Elektrofi, Inc. (“Elektrofi”), subsequently renamed Halozyme Hypercon, Inc. (“Hypercon”), we have Hypercon collaboration and license agreements with Janssen, Lilly, and argenx. In addition to receiving upfront license fees from our Hypercon collaborations, we are entitled to receive event and sales-based milestone payments and royalties from commercial sales for approved partner products go-formulated with Hypercon.
We have commercialized auto-injector products with Teva Pharmaceutical Industries, Ltd. (“Teva”). We have development programs including our auto-injectors with McDermott Laboratories Limited, an affiliate of Viatris Inc. (“Viatris”).
Our commercial portfolio of proprietary products includes Hylenex®, utilizing rHuPH20, and XYOSTED®, utilizing our auto-injector technology.
Our 2025 and recent key events are as follows:
Roche
•In December 2025, Roche nominated a new undisclosed non-exclusive target to be studied using ENHANZE.
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
argenx
•In the fourth quarter of 2025, the ongoing argenx ARGX-121 Phase 1 program was expanded to include an SC-arm evaluating ARGX-121 with ENHANZE in healthy adults.
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
Janssen
•In January 2026, Janssen announced the FDA approved DARZALEX FASPRO (daratumumab and hyaluronidase-fihj) in combination with bortezomib, lenalidomide and dexamethasone for the treatment of adult patients with newly diagnosed multiple myeloma who are ineligible for autologous stem cell transplant.
•In December 2025, Janssen announced the FDA approved RYBREVANT FASPRO (amivantamab and hyaluronidase-lpuj) for the treatment of patients with epidermal growth factor receptor-mutated locally advanced or metastatic non-small cell lung cancer.
•In December 2025, Janssen received approval from the National Medical Products Administration in China for RYBREVANT FASPRO for the first-line treatment of adult patients with advanced non-small cell lung cancer.
•In December 2025, Janssen received approval from the Ministry of Health, Labour and Welfare in Japan for RYBROFAZ (amivantamab) with ENHANZE for the first-line treatment of adult patients with advanced non-small cell lung cancer.
•In November 2025, Janssen announced the FDA approved DARZALEX FASPRO (daratumumab and hyaluronidase-fihj) co-formulated with ENHANZE, as single treatment of adult patients with high-risk smoldering multiple myeloma.
•In July 2025, Janssen announced the European Commission approved a new indication for DARZALEX SC as a monotherapy for the treatment of adult patients with smoldering multiple myeloma at high risk of developing multiple myeloma.

•In April 2025, Janssen received European Commission marketing authorization of the SC formulation of RYBREVANT (amivantamab) with ENHANZE, in combination with LAZCLUZE (lazertinib), for the first-line treatment of adult patients with advanced non-small cell lung cancer with epidermal growth factor receptor exon 19 deletions or exon 21 L858R substitution mutations. Additionally, RYBREVANT (amivantamab) is approved as a monotherapy for adult patients with advanced non-small cell lung cancer with activating epidermal growth factor receptor exon 20 insertion mutations after the failure of platinum-based therapy. This represented the tenth partnered product with ENHANZE to be commercialized.
•In April 2025, Janssen received European Commission approval for an indication extension of DARZALEX SC in combination with bortezomib, lenalidomide, and dexamethasone for the treatment of adult patients with newly diagnosed multiple myeloma regardless of transplant eligibility.
Takeda
•In December 2025, we and Takeda entered into a new global collaboration and exclusive license agreement which provides Takeda with access to ENHANZE for use with vedolizumab, marketed globally as ENTYVIO®, for the treatment of adults with moderately to severely active Crohns’ disease or ulcerative colitis, which are the two main forms of inflammatory bowel disease.
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
BMS
•In May 2025, BMS received European Commission approval of Opdivo SC, the SC formulation of Opdivo (nivolumab) developed with ENHANZE, for use across multiple adult solid tumors.
Acumen
•In March 2025, Acumen announced top-line results from a Phase 1 study of sabirnetug (ACU193) with ENHANZE comparing the pharmacokinetics between SC and IV administrations in healthy volunteers that demonstrated weekly SC administration of sabirnetug was well-tolerated with systematic exposure supporting further clinical development.
Viatris
•In December 2025, we entered into a commercial license and supply agreement with Viatris under which we license and supply an auto-injector product for self-administered SC selatogrel for the treatment of acute myocardial infarction in adult patients.
Merus
•In November 2025, we and Merus entered into a non-exclusive global collaboration and license agreement that provides Merus access to ENHANZE technology for a single target. Merus intends to explore development and potential commercialization of SC administration of petosemtamab, an epidermal growth factor receptor and leucine-rich repeat-containing G-protein coupled receptor 5 bispecific antibody, for the treatment of head and neck cancer.
Skye Bioscience
•In December 2025, we and Skye Bioscience entered into a non-exclusive global collaboration and license agreement that provides Skye Bioscience access to ENHANZE for the development and potential commercialization of an SC formulation of nimacimab for the treatment of obesity.
Corporate
•In December 2025, we completed the acquisition of Surf Bio, Inc., subsequently renamed Halozyme Surf Bio, Inc., resulting in an expansion of our drug delivery technology portfolio and the potential for future growth through new collaboration agreements.
•In December 2025, we announced that a German court had granted our request for a preliminary injunction ordering Merck Sharp & Dohme Corp. (“Merck”) to refrain from distributing and offering Keytruda SC in Germany.

•In November 2025, we completed the acquisition of Elektrofi, Inc., subsequently renamed Halozyme Hypercon, Inc., resulting in an expansion of our drug delivery technology portfolio and the potential for future growth through new collaboration agreements.
•In November 2025, we completed the sale of $750.0 million aggregate principal amount of the 2031 Convertible Notes (as defined herein) and $750.0 million aggregate principal amount of the 2032 Convertible Notes (as defined herein). We used a portion of the net proceeds of the offering to fund the cost of entering into the 2031 Capped Call Transactions and the 2032 Capped Call Transactions. We also used a portion of the net proceeds of the offering to enter into privately negotiated agreements with certain holders of its outstanding 2027 Convertible Notes and 2028 Convertible Notes to repurchase their 2027 Convertible Notes and 2028 Convertible Notes for cash through privately negotiated transactions entered into concurrently with or shortly after the offering.
•In November 2025, we entered into an amendment to our credit agreement among other things that extended the maturity date and increased the borrowing capacity of our existing revolving credit facility from $575.0 million to $750.0 million.
•In June 2025, we initiated the third $250 million share repurchase tranche under the $750 million approved program from February 2024. As of December 31, 2025, $92.3 million has been used to repurchase approximately 1.7 million shares at an average price of $52.89 per share.
•In May 2025, we announced a second $250 million share repurchase under the $750 million approved program from February 2024. The second $250 million share repurchase was completed in June 2025, resulting in a total purchase of 4.8 million shares at an average price of $52.09 per share.
•In April 2025, we filed a patent infringement lawsuit against Merck in the U.S. District Court in New Jersey. We believe the SC formulation of Merck's cancer medicine, Keytruda, infringes multiple patents that protect our MDASE™ SC delivery technology. We believe Merck has used our technology to develop SC Keytruda without our permission. We are seeking damages and injunctive relief to stop the infringement. In addition, the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office has instituted post-grant reviews brought by Merck challenging the validity of certain U.S. patents covering our MDASE™ technology. The PTAB proceedings and the lawsuit are not related to our ENHANZE® intellectual property.

Results of Operations
Comparison of Years Ended December 31, 2025 and 2024
Royalties – Royalties were as follows (in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2025	2024	Dollar	Percentage
DARZALEX	$482,734	$374,803	$107,931	29%
VYVGART Hytrulo	157,191	28,904	128,287	444%
Phesgo	105,567	70,091	35,476	51%
Other	122,348	97,193	25,155	26%
Total royalties	$867,840	$570,991	$296,849	52%
The increase in royalties was primarily driven by continued sales uptake of ENHANZE partner products that have launched since 2020, predominantly VYVGART Hytrulo by argenx, DARZALEX SC by Janssen and Phesgo by Roche in all geographies. This growth was partially diluted by earlier-launched ENHANZE partner products that are later in their life cycle and experiencing modest price erosion, such as Herceptin and MabThera by Roche.
We expect royalty revenue to grow further as a result of anticipated increasing partner product sales of DARZALEX SC, Phesgo and VYVGART Hytrulo, the largest drivers of our royalty revenues. The total of all other products is also expected to grow, mainly driven by recently launched ENHANZE partner products, TECENTRIQ SC and OCREVUS SC by Roche, RYBREVANT SC by Janssen and Opdivo Qvantig by BMS, partially offset by modest price erosion expected to continue on earlier launched ENHANZE partner products, Herceptin and MabThera.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2025	2024	Dollar	Percentage
Proprietary product sales	$194,608	$166,620	$27,988	17%
Bulk rHuPH20 sales	133,023	86,334	46,689	54%
Device partnered product sales	48,813	50,538	(1,725)	(3)%
Total product sales, net	$376,444	$303,492	$72,952	24%
The increase in product sales, net was primarily due to increased sales of bulk rHuPH20 driven by partner demand as well as contributions from our proprietary product XYOSTED driven by continued market penetration, partially offset by lower device partnered product sales. We expect sales of our proprietary products will grow in future years as we continue to gain market share in the testosterone replacement therapy market. We expect product sales of bulk rHuPH20 and device partnered products to fluctuate in future periods based on the needs of our partners.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2025	2024	Dollar	Percentage
Upfront license and target nomination fees	$18,471	$27,000	$(8,529)	(32)%
Event-based development and regulatory milestones and other fees	47,000	72,500	(25,500)	(35)%
Sales-based milestones	70,000	30,000	40,000	133%
Device licensing and development revenue	16,856	11,341	5,515	49%
Total revenues under collaborative agreements	$152,327	$140,841	$11,486	8%
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

Operating expenses – Operating expenses were as follows (in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2025	2024	Dollar	Percentage
Cost of sales	$228,774	$159,417	$69,357	44%
Amortization of intangibles	76,662	71,049	5,613	8%
Research and development	81,490	79,048	2,442	3%
Selling, general and administrative	207,092	154,335	52,757	34%
Impairment of intangible asset	48,700	—	48,700	100%
Acquired in-process research and development expense	284,887	—	284,887	100%
Total operating expenses	$927,605	$463,849	$463,756	100%
Cost of Sales – Cost of sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of our proprietary products, device partnered products and bulk rHuPH20. The increase in cost of sales was primarily due to an increase in product sales and labor allocation initiatives.
Amortization of Intangibles – Amortization of intangibles consists primarily of expense associated with the amortization of acquired device technologies and product rights. The increase in amortization of intangibles expense was due to the acquisition of Elektrofi in November 2025.
Research and Development – Research and development expenses consist of external costs, salaries and benefits, and allocation of facilities and other overhead expenses related to research manufacturing, preclinical and regulatory activities related to our collaborations, and our development platforms. The increase in research and development expense was primarily due to the acquisition of Elektrofi and Surf Bio, partially offset by lower compensation expense driven by resource optimization, labor allocation initiatives, and timing of planned investments in ENHANZE related to the development of our new high-yield rHuPH20 manufacturing process.
Selling, General and Administrative – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related costs for personnel in executive, selling and administrative functions, as well as professional fees for legal and accounting, business development, commercial operations support for proprietary products and alliance management, and marketing support for our collaborations. The increase in SG&A expenses was primarily due to an increase in consulting and professional service fees, including litigation costs incurred in connection with a patent infringement litigation case, diligence and transaction-related costs incurred in support of the acquisition of Elektrofi and Surf Bio, and an increase in compensation expense.
Impairment of Intangible Asset – Impairment of intangible asset expense is due to the full impairment of the ATRS-1902 IPR&D asset in the fourth quarter driven by the strategic decision to discontinue the development of ATRS-1902.
Acquired In-process Research and Development Expense – Acquired IPR&D expense represents the value allocated to the Surf Bio drug delivery technology asset acquired in December 2025.
Investment and Other Income, Net – Investment and other income, net was as follows (in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2025	2024	Dollar	Percentage
Investment and other income, net	$21,472	$23,752	$(2,280)	(10)%
Investment and other income, net consists primarily of interest income on our cash, cash-equivalent and marketable securities. The decrease in investment and other income, net was primarily due to a decrease in the average invested balance and lower market interest rates.
Interest Expense – Interest expense was as follows (in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2025	2024	Dollar	Percentage
Interest expense	$18,126	$18,095	$31	—%
Interest expense consists primarily of costs related to our convertible notes and revolving credit facility. Interest expense was flat year over year.

Income Tax Expense – Income tax expense was as follows (in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2025	2024	Dollar	Percentage
Income tax expense	$149,986	$113,041	$36,945	33%
The increase in income tax expense was primarily due to non-deductible in-process research and development expense related to the acquisition of Surf Bio, partially offset by a decrease in pre-tax book income, an increase in tax benefits associated with share-based compensation windfall, an increase in Foreign Derived Intangible Income deduction, valuation allowance adjustments and uncertain tax benefit adjustments.
Comparison of Years Ended December 31, 2024 and 2023
For discussion related to changes in financial condition and the results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 18, 2025.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $142.8 million. We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborative agreements and cash that we may raise through future transactions. We may raise cash through any one of the following financing vehicles: (i) new collaborative agreements; (ii) expansions or revisions to existing collaborative relationships; (iii) private financings; (iv) other equity or debt financings; (v) monetizing assets; and/or (vi) the public offering of securities.
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
Long-term debt
Our long-term debt consists of convertible notes. As of December 31, 2025, the aggregate principal amount of our convertible notes was $2,179.6 million. As of December 31, 2025, future interest payments associated with our convertible notes totaled $60.9 million, with $11.8 million payable within 12 months.
Leases
We have lease arrangements related to our office and research facilities and certain vehicles under non-cancelable operating leases. As of December 31, 2025, we have lease payment obligations of $40.5 million, with $11.3 million payable within 12 months.
Third-party manufacturing obligations
We have contracted with third-party manufacturers for the supply of bulk rHuPH20, fill/finish of Hylenex recombinant, other proprietary products and partnered products. Under these agreements, we are required to purchase certain quantities each year during the terms of the agreements. Contractual obligations for purchases of goods or services include agreements that are enforceable and legally binding to us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. For obligations with cancellation provisions, the amounts disclosed were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee. As of December 31, 2025, we had third-party manufacturing obligations of $138.1 million, payable within 12 months.
Other purchase obligations and commitments
Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services. As of December 31, 2025, we had other purchase obligations and other commitments of $33.8 million, with $24.8 million payable within 12 months.

The expected timing of payments of the obligations above is estimated based on information we have as of December 31, 2025. Timing of payments and actual amounts paid may be different, depending on the timing of receipt of goods or services, or changes to agreed-upon amounts for some obligations.
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
Cash Flows

	Year Ended December 31,
(in thousands)	2025	2024	Change
Net cash provided by operating activities	$651,558	$479,064	$172,494
Net cash used in investing activities	(545,813)	(262,723)	(283,090)
Net cash used in financing activities	(85,174)	(218,861)	133,687
Net increase (decrease) in cash, cash equivalents and restricted cash	$20,571	$(2,520)	$23,091
Operating Activities
The increase in net cash provided by operations was primarily due to an increase in revenue, partially offset by higher working capital spend.
Investing Activities
The increase in net cash used in investing activities was primarily due to $1.0 billion spent to acquire Elektrofi and Surf Bio, partially offset by an increase in net sales and maturities of marketable securities and a decrease in capital spend for property and equipment.
Financing Activities
The decrease in net cash used in financing activities was primarily due to $1.5 billion cash received from the 2031 and 2032 Convertible Notes offering, partially offset by cash paid on the induced conversion of the 2027 and 2028 Convertible Notes of $1.0 billion, including a premium and inducement expense, an increase in share repurchase of common stock of $92.4 million and a decrease in net proceeds from the issuance of common stock under our equity incentive plan.
Share Repurchases
In December 2021, our Board of Directors approved a share repurchase program to repurchase up to $750.0 million of our outstanding common stock which we completed in June 2024. In February 2024, our Board of Directors authorized a new capital return program to repurchase up to $750.0 million of our outstanding common stock. Refer to Part I, Item 8, Note 9, Stockholders’ Equity, to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our share repurchases.

Long-Term Debt
0.875% Convertible Notes due 2032
In November 2025, we completed the sale of $750.0 million in aggregate principal amount of 0.875% Convertible Senior Notes due 2032 (the “2032 Convertible Notes”). The net proceeds from the issuance of the 2032 Convertible Notes, after deducting the initial purchasers’ fee of $15.0 million, were approximately $735.0 million. We also incurred additional debt issuance costs totaling $0.5 million. Debt issuance costs and the initial purchasers’ fee are presented as a debt discount.
The 2032 Convertible Notes pay interest semi-annually in arrears on May 15th and November 15th of each year at an annual rate of 0.875%. The 2032 Convertible Notes are general unsecured obligations and rank senior in right of payment to all indebtedness that is expressly subordinated in right of payment to the 2032 Convertible Notes, rank equally in right of payment with all existing and future liabilities that are not so subordinated, are effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness, and are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our current or future subsidiaries. The 2032 Convertible Notes have a maturity date of November 15, 2032.
Holders may convert their 2032 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2026, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture for the 2032 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, May 15, 2032, until the close of business on the second scheduled trading day immediately before the maturity date. As of December 31, 2025, the 2032 Convertible Notes were not convertible.
Upon conversion, we will pay cash for the settlement of principal, and for the premium, if applicable, we will pay cash, deliver shares of common stock or a combination of cash and shares of common stock, at our election. The initial conversion rate for the 2032 Convertible Notes is 11.4683 shares of common stock per $1,000 in principal amount of 2032 Convertible Notes, equivalent to a conversion price of approximately $87.20 per share of our common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued or unpaid interest.
As of December 31, 2025, we were in compliance with all covenants.
2032 Capped Call Transactions
In connection with the offering of the 2032 Convertible Notes, we entered into capped call transactions with certain counterparties (the “2032 Capped Call Transactions”). The 2032 Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2032 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2032 Convertible Notes. The cap price of the 2032 Capped Call Transactions is initially $136.78 per share of common stock, representing a premium of 100% above the last reported sale price of $68.30 per share of common stock on November 5, 2025, and is subject to certain adjustments under the terms of the 2032 Capped Call Transactions. As of December 31, 2025, no 2032 Capped Call Transactions had been exercised.
Pursuant to their terms, the 2032 Capped Call Transactions qualify for classification within stockholders’ equity in our consolidated balance sheets, and their fair value is not remeasured and adjusted as long as they continue to qualify for stockholders’ equity classification. We paid approximately $106.8 million for the 2032 Capped Call Transactions, including applicable transaction costs, which was recorded as a reduction to additional paid-in capital in our consolidated balance sheets. The 2032 Capped Call Transactions are separate transactions entered into by us with certain counterparties, are not part of the terms of the 2032 Convertible Notes, and do not affect any holder’s rights under the 2032 Convertible Notes. Holders of the 2032 Convertible Notes do not have any rights with respect to the 2032 Capped Call Transactions.
0.00% Convertible Notes due 2031
In November 2025, we completed the sale of $750.0 million in aggregate principal amount of 0.00% Convertible Senior Notes due 2031 (the “2031 Convertible Notes”). The net proceeds from the issuance of the 2031 Convertible Notes, after deducting the initial purchasers’ fee of $15.0 million, was approximately $735.0 million. We also incurred additional debt issuance costs totaling $0.5 million. Debt issuance costs and the initial purchasers’ fee are presented as a debt discount.
The 2031 Convertible Notes will not bear regular interest and the principal amount of the 2031 Convertible Notes will not accrete. The 2031 Convertible Notes are general unsecured obligations and rank senior in right of payment to all indebtedness that is expressly subordinated in right of payment to the 2031 Convertible Notes, rank equally in right of payment with all existing and future liabilities that are not so subordinated, are effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our current or future subsidiaries. The 2031 Convertible Notes have a maturity date of February 15, 2031.
Holders may convert their 2031 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2026, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture for the 2031 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, August 15, 2030, until the close of business on the scheduled trading day immediately before the maturity date. As of December 31, 2025, the 2031 Convertible Notes were not convertible.
Upon conversion, we will pay cash for the settlement of principal and for the premium, if applicable, we will pay cash, deliver shares of common stock or a combination of cash and shares of common stock, at our election. The initial conversion rate for the 2031 Convertible Notes is 11.4683 shares of common stock per $1,000 in principal amount of 2031 Convertible Notes, equivalent to a conversion price of approximately $87.20 per share of our common stock. The conversion rate is subject to adjustment.
As of December 31, 2025, we were in compliance with all covenants.
2031 Capped Call Transactions
In connection with the offering of the 2031 Convertible Notes, we entered into capped call transactions with certain counterparties (the “2031 Capped Call Transactions”). The 2031 Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2031 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2031 Convertible Notes. The cap price of the 2031 Capped Call Transactions is initially $136.78 per share of common stock, representing a premium of 100% above the last reported sale price of $68.30 per share of common stock on November 5, 2025, and is subject to certain adjustments under the terms of the 2031 Capped Call Transactions. As of December 31, 2025, no 2031 Capped Call Transactions had been exercised.
Pursuant to their terms, the 2031 Capped Call Transactions qualify for classification within stockholders’ equity in our consolidated balance sheets, and their fair value is not remeasured and adjusted as long as they continue to qualify for stockholders’ equity classification. We paid approximately $104.0 million for the 2031 Capped Call Transactions, including applicable transaction costs, which was recorded as a reduction to additional paid-in capital in our consolidated balance sheets. The 2031 Capped Call Transactions are separate transactions entered into by us with certain counterparties, are not part of the terms of the 2031 Convertible Notes, and do not affect any holder’s rights under the 2031 Convertible Notes. Holders of the 2031 Convertible Notes do not have any rights with respect to the 2031 Capped Call Transactions.
1.00% Convertible Notes due 2028
In August 2022, we completed the sale of $720.0 million in aggregate principal amount of 1.00% Convertible Senior Notes due 2028 (the “2028 Convertible Notes”). The net proceeds from the issuance of the 2028 Convertible Notes, after deducting the initial purchasers’ fee of $18.0 million, was approximately $702.0 million. We also incurred additional debt issuance costs totaling $1.0 million. Debt issuance costs and the initial purchasers’ fee are presented as a debt discount.
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

Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2028 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. As of December 31, 2025, the 2028 Convertible Notes were not convertible.
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
In connection with the offering of the 2032 Convertible Notes and 2031 Convertible Notes, we used a portion of the net proceeds of the offering to enter into privately negotiated agreement with certain holders of our outstanding 2028 Convertible Notes to repurchase their 2028 Convertible Notes for cash. In connection with the repurchases, we paid approximately $342.9 million in cash, which included a premium, inducement expense and accrued interest.
As of December 31, 2025, we were in compliance with all covenants.
2028 Capped Call Transactions
In connection with the offering of the 2028 Convertible Notes, we entered into capped call transactions with certain counterparties (the “2028 Capped Call Transactions”). The 2028 Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2028 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2028 Convertible Notes. The cap price of the 2028 Capped Call Transactions is initially $75.4075 per share of common stock, representing a premium of 75% above the last reported sale price of $43.09 per share of common stock on August 15, 2022, and is subject to certain adjustments under the terms of the 2028 Capped Call Transactions. As of December 31, 2025, no 2028 Capped Calls had been exercised.
Pursuant to their terms, the 2028 Capped Call Transactions qualify for classification within stockholders’ equity in our consolidated balance sheets, and their fair value is not remeasured and adjusted as long as they continue to qualify for stockholders’ equity classification. We paid approximately $69.1 million for the 2028 Capped Call Transactions, including applicable transaction costs, which was recorded as a reduction to additional paid-in capital in our consolidated balance sheets. The 2028 Capped Call Transactions are separate transactions entered into by us with certain counterparties, are not part of the terms of the 2028 Convertible Notes, and do not affect any holder’s rights under the 2028 Convertible Notes. Holders of the 2028 Convertible Notes do not have any rights with respect to the 2028 Capped Call Transactions.
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
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the

“measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the offering memorandum for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. As of December 31, 2025, the 2027 Convertible Notes were not convertible.
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
In connection with the offering of the 2032 Convertible Notes and 2031 Convertible Notes, we used a portion of the net proceeds of the offering to enter into privately negotiated agreement with certain holders of our outstanding 2027 Convertible Notes to repurchase their 2027 Convertible Notes for cash. In connection with the repurchases, we paid approximately $676.8 million in cash, which included a premium, inducement expense and accrued interest.
As of December 31, 2025, we were in compliance with all covenants.
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
Revolving Credit and Term Loan Facilities
In May 2022, we entered into a credit agreement, which was subsequently amended (i) in August 2022 (the “First Amendment”), (ii) in March 2023 (the “Second Amendment”) and (iii) in November 2025 (the “Third Amendment”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders and L/C Issuers party thereto (the credit agreement as amended by the First Amendment, the Second Amendment and the Third Amendment, the “2022 Credit Agreement”), evidencing a credit facility (the “2022 Facility”) that originally provided for (i) a $575 million revolving credit facility (the “Revolving Credit Facility”) and (ii) a $250 million term loan facility (the “Term Facility”). Concurrently, with the entry into the First Amendment, we repaid the entire outstanding Term Facility and repaid all outstanding loans under the Revolving Credit Facility under the 2022 Credit Agreement.
Pursuant to the Third Amendment, we (a) extended the maturity date of the existing revolving credit facility under the 2022 Credit Agreement immediately prior to the effectiveness of the Third Amendment (the “Existing Revolving Credit Facility” and, as amended and upsized as set forth in clause (b) below, the “Amended Revolving Credit Facility”), and (b) incurred additional revolving credit commitments such that the aggregate amount of commitments under the Amended Revolving Credit Facility equal $750 million in total.
Borrowings under the Amended Revolving Credit Facility bear interest at a rate equal to an applicable margin plus: (a) the applicable Term SOFR (as defined in the Credit Agreement) rate, or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the Bank of America prime rate, (3) the Term SOFR rate for an interest period of one month plus 1.00%, and (4) 1.00%. The applicable margin for the Amended Revolving Credit Facility ranges, based on our consolidated total net leverage ratio, from 0.25% to 1.25% in the case of base rate loans and from 1.25% to 2.25% in the case of Term SOFR rate loans. In addition to paying interest on the outstanding principal under the Amended Revolving Credit Facility, we will pay (i) a commitment fee in respect of the unutilized commitments thereunder and (ii) customary letter of credit fees and agency fees.

After giving effect to the Third Amendment, the Amended Revolving Credit Facility will mature on the earlier of (a) November 5, 2030 and (b) the Springing Revolver Maturity Date (as defined in the 2022 Credit Agreement), unless the Amended Revolving Credit Facility is extended prior to such date in accordance with the 2022 Credit Agreement.
The 2022 Credit Agreement contains an expansion feature, which allows us, subject to certain conditions, to establish a term loan facility and/or to increase the aggregate principal amount of the Amended Revolving Credit Facility, provided that certain customary conditions are satisfied, including that our consolidated secured net leverage ratio shall not exceed 3.50 to 1.00 on a pro forma basis.
The terms of the Amended Revolving Credit Facility include certain affirmative and negative covenants as set forth in the Credit Agreement, that, among other things, may restrict our ability to: create liens on assets; incur additional indebtedness; make investments; make acquisitions and other fundamental changes; and sell and dispose of property or assets. The Credit Agreement also includes financial covenants requiring us to maintain, measured as of the end of each fiscal quarter, a maximum consolidated net leverage ratio of 4.50 to 1.00, and a minimum consolidated interest coverage ratio of 3.00 to 1.00. If we consummate a material acquisition, the consolidated net leverage ratio covenant will be increased by 0.50 to 1.00 (to a level not to exceed 5.00 to 1.00) for a period of three fiscal quarters following such material acquisition, subject to customary conditions.
The 2022 Credit Agreement also contains customary affirmative covenants, representations and warranties and events of default. Except as amended by the Third Amendment, the terms of the 2022 Credit Agreement remain in full force and effect.
As of December 31, 2025, the revolving credit facility was undrawn and we were in compliance with all covenants.

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
	The inputs used in the valuation model to determine SSP are based on estimates utilizing market data, information provided by our collaboration partners and data from historical transactions.	Differences in the allocation of the transaction price between delivered and undelivered performance obligations can impact the timing of revenue recognition but do not change the total revenue recognized under any agreement.

Business Combinations
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions
The acquisition of Elektrofi has been accounted for in accordance with business combination guidance. Under the acquisition method of accounting, we recognized the identifiable assets acquired and the liabilities assumed at their fair values as of the date of acquisition. We record the excess consideration over the aggregate fair value of tangible and intangible assets, net of liabilities assumed, as goodwill.

Significant estimates and assumptions used in estimating the fair value of acquired technology and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets.

If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could recognize future impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate amortization expense. If our estimates of the economic lives change, amortization expenses could be accelerated or slowed.

Contingent Liability
A contingent liability with a value of $23.0 million was assumed in the acquisition of Elektrofi related to future milestone payments. The acquisition date fair value of contingent consideration was measured using the income approach, specifically the probability weighted expected return method for the development milestone payments. The fair value of the contingent liability will be remeasured quarterly.

Estimates and assumptions used in the valuation include probability of achieving certain milestones, the expected timing of achieving these milestones, and a discount rate. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value.

If there is a change in the inputs and assumptions used to fair value the contingent liability, we could recognize a material impact on our consolidated balance sheet and statements of income in future periods.

Goodwill and Intangibles
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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk
As of December 31, 2025, our cash equivalents and marketable securities consisted of investments in money market funds and U.S. Treasury securities. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security may decline. Based on our current investment portfolio as of December 31, 2025, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework) (the “COSO criteria”). Based on our assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on the COSO criteria. The independent registered public accounting firm that audited the consolidated financial statements that are included in this Annual Report on Form 10-K has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2025. The report appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Halozyme Therapeutics, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Halozyme Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Halozyme Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 17, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Diego, California
February 17, 2026

Item 9B.Other Information
During the three months ended December 31, 2025, the following officers adopted or terminated a Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408 of Regulation S-K) as noted in the table below.

			Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares To Be Sold		Expiration Date
Helen Torley	Adoption	12/3/2025	X		700,000		7/30/2027
President and Chief Executive Officer
Nicole LaBrosse	Termination	12/2/2025	X		17,110	***	Terminated
Senior Vice President and Chief Financial Officer
*    Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** Non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K under the Exchange Act.
*** Includes restricted stock units less the amount of shares that will be withheld to satisfy the payment of tax withholding obligations due upon vesting.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors is incorporated by reference to our definitive Proxy Statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission in connection with our 2026 Annual Meeting of Stockholders no later than 120 days after December 31, 2025 under the heading “Election of Directors.” Our Code of Conduct and Ethics applies to all of our employees, officers and directors and is available on our website at www.halozyme.com. Amendments to or waivers of our Code of Conduct and Ethics granted to any of our directors or executive officers will be published promptly within four business days on our website, www.halozyme.com. Please note that the information on our website is not incorporated by reference in this Annual Report on Form 10-K. The information required by this item regarding our Audit Committee is incorporated by reference to the information under the caption “Board Meetings and Committees—Audit Committee” to be contained in the Proxy Statement. The information required by this item regarding material changes, if any, to the process by which stockholders may recommend nominees to our Board of Directors is incorporated by reference to the information under the caption “Board Meetings and Committees—Nominating and Governance Committee” to be contained in the Proxy Statement. The information required by this item regarding our insider trading policies and procedures is incorporated by reference to the information under the caption “Insider Trading Policies and Procedures” to be contained in our Proxy Statement. The information required by this item regarding any delinquent Section 16(a) reporting is incorporated by reference to the information under the caption “Delinquent Section 16(a) Reports” to be contained in our Proxy Statement.
Executive Officers
Helen I. Torley, M.B. Ch. B., M.R.C.P. (63), President, Chief Executive Officer and Director. Dr. Torley joined Halozyme in January 2014 as President and Chief Executive Officer and as a member of Halozyme’s Board of Directors. Throughout her career, Dr. Torley has led several successful product launches, including Kyprolis®, Prolia®, Sensipar®, and

Miacalcin®. Prior to joining Halozyme, Dr. Torley served as Executive Vice President and Chief Commercial Officer for Onyx Pharmaceuticals (“Onyx”) from August 2011 to December 2013 overseeing the collaboration with Bayer on Nexavar® and Stivarga® and the U.S. launch of Kyprolis®. She was responsible for the development of Onyx's commercial capabilities in ex-U.S. markets and in particular, in Europe. Prior to Onyx, Dr. Torley spent 10 years in management positions at Amgen Inc., most recently serving as Vice President and General Manager of the U.S. Nephrology Business Unit from 2003 to 2009 and the U.S. Bone Health Business Unit from 2009 to 2011. From 1997 to 2002, she held various senior management positions at Bristol-Myers Squibb, including Regional Vice President of Cardiovascular and Metabolic Sales and Head of Cardiovascular Global Marketing. She began her career at Sandoz/Novartis, where she ultimately served as Vice President of Medical Affairs, developing and conducting post-marketing clinical studies across all therapeutic areas, including oncology. Within the past five years, Dr. Torley served on the Board of Directors of Quest Diagnostics Incorporated, a diagnostic information services company. Before joining the industry, Dr. Torley was in medical practice as a senior registrar in rheumatology at the Royal Infirmary in Glasgow, Scotland. Dr. Torley received her Bachelor of Medicine and Bachelor of Surgery degrees (M.B. Ch.B.) from the University of Glasgow and is a Member of the Royal College of Physicians (M.R.C.P).
Nicole LaBrosse (43), Senior Vice President, Chief Financial Officer. Ms. LaBrosse has served as the Senior Vice President, Chief Financial Officer since February 2022 and has over 20 years of public accounting and corporate finance experience. She previously served as the Company’s Vice President, Finance and Accounting from January 2020 to February 2022 and as the Company’s Executive Director, Controller from July 2017 to December 2019. From June 2015 to June 2017, she was the Company’s Senior Director, Financial Reporting. Prior to joining the Company, Ms. LaBrosse was an auditor with PricewaterhouseCoopers, LLP from 2004 to 2015. She received a certified public accounting license after receiving a B.S. degree in corporate finance and accounting and her M.S. degree in accounting from Bentley College.
Mark Snyder (59), Senior Vice President, General Counsel, Chief Compliance Officer and Secretary. Mr. Snyder joined Halozyme in January 2022 as Senior Vice President, General Counsel, Chief Compliance Officer and Secretary. Mr. Snyder has over 33 years of experience in legal and business management roles. Prior to joining Halozyme, from January 2008 to December 2021, Mr. Snyder served in various senior positions in the legal department at Qualcomm Incorporated, a wireless communications company, including his most recent positions as Senior Vice President & Deputy General Counsel, Litigation, from April 2016 to December 2021 and Vice President, Patent Counsel, from October 2010 to April 2016. Before Qualcomm, Mr. Snyder served as Lead Intellectual Property Counsel at Kyocera Wireless Corp., a wireless communications company, and has held legal and business management roles in two smaller companies. Mr. Snyder began his legal career as a patent attorney at the law firm of Sheridan Ross & McIntosh. Mr. Snyder received his B.S. degree in chemical engineering at the University of Rochester and his M.B.A. degree from Boston College Carroll School of Business. He received his J.D. from Boston College Law School.
Cortney Caudill (49), Senior Vice President, Chief Operating Officer. Ms. Caudill has served as the Halozyme’s Senior Vice President, Chief Operating Officer since October 2025 and previously served as Senior Vice President, Chief Operations Officer since October 2023. Prior to joining Halozyme, from 2019 to October 2023, Ms. Caudill served in roles with increasing responsibility at Aeglea Biotherapeutics, Inc., a biotechnology company, including Vice President of Manufacturing, Senior Vice President, Technical Operations and most recently Chief Product Officer. From 2002 to 2018, she held operational roles of increasing responsibility at various life sciences companies such as Cambrex Bioscience, Vaxagen, Inc., Genentech, Vetter Pharma International, Samsung Biologics, Baxalta and Eaulife NA. She received her B.S. degree in biology and her B.A. degree in psychology from the University of Texas.

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
Equity Compensation Plan Information
The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2025:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Restricted Stock Units and Performance Stock Units (a)	Weighted Average Exercise Price of Outstanding Options(2) (b)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders (1)	6,877,977	$35.10	10,657,725
Equity compensation plans not approved by stockholders	—	—	—
	6,877,977	$35.10	10,657,725

(1)Represents stock options, restricted stock units, and performance stock units under the Amended and Restated 2021 Stock Plan. This includes 2,516,896 shares available for future purchase under our ESPP plan.
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

Page
Schedule II: Valuation and Qualifying Accounts	F-52
All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.
3.   List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)Exhibits.

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	Date Filed

2.1
Agreement and Plan of Merger, dated as of September 30, 2025, by and among Halozyme Therapeutics, Inc., Erraid Merger Sub Inc., Elektrofi, Inc. and Shareholder Representative Services LLC, solely in its capacity as the representative of the securityholders as set forth in the Merger Agreement
			8-K	10/3/2025

3.1	Amended and Restated Certification of Incorporation of Halozyme Therapeutics, Inc.		8-K	4/26/2024

3.2	The Company's Bylaws, as amended		8-K	12/10/2021

4.1	Indenture, dated March 1, 2021, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	3/1/2021

4.2	Form of Note, dated March 1, 2021, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	3/1/2021

4.3	Indenture, dated August 18, 2022, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	8/18/2022

4.4	Form of Note, dated August 18, 2022, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (included within Exhibit 4.3)		8-K	8/18/2022

4.5	2031 Convertible Notes Indenture, dated November 12, 2025 between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.		8-K	11/12/2025

4.6	Form of 0% Convertible Senior Notes due 2031 (included in Exhibit 4.5 hereto).		8-K	11/12/2025

4.7	2032 Convertible Notes Indenture, dated November 12, 2025 between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.		8-K	11/12/2025

4.8	Form of 0.875% Convertible Senior Notes due 2032 (included in Exhibit 4.7 hereto).		8-K	11/12/2025

4.9	Description of Securities		10-K	2/22/2022

10.1	Form of Capped Call Confirmation in connection with 1.0% Convertible Senior Notes due 2028		8-K	8/18/2022

10.2	Form of Capped Call Confirmation in connection with 0.0% Convertible Senior Notes due 2031 and 0.875% Convertible Senior Notes due 2032		8-K	11/12/2025

10.3	Credit Agreement, dated as of May 24, 2022, by and among Halozyme Therapeutics, Inc., the Guarantors, Bank of America N.A. and each of those additional Lenders that are a party to such agreement.		8-K	5/24/2022

10.4	Security Agreement, dated as of May 24, 2022, by and among Halozyme Therapeutics, Inc., the Guarantors and Bank of America N.A		8-K	5/24/2022

10.5	Amendment No. 1 to the Credit Agreement		8-K	8/19/2022

10.6	Amendment No. 2 to the Credit Agreement		10-Q	5/9/2023

10.7	Amendment No. 3 to the Credit Agreement	X

10.8	Agreement for Assignment and Assumption of Lease, Del Mar Corporate Centre I Office Lease and First Amendment to Office Lease		10-Q	5/10/2022

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	Date Filed
10.9	Lease Agreement, dated July 1, 2019, by and between Antares Pharma, Inc. and Whitewater Properties I, LLC.		8-K	7/5/2019

10.10#	Halozyme Therapeutics, Inc. 2021 Employee Stock Purchase Plan		10-Q	11/8/2022

10.11#	Halozyme Therapeutics, Inc. 2021 Stock Plan		8-K	5/5/2021

10.12#	Form of Stock Option Agreement (2021 Plan updated May 2023)		10-Q	8/8/2023

10.13#	Form of Restricted Stock Units Agreement for Officers (2021 Plan updated May 2023)		10-Q	8/8/2023

10.14#	Form of Restricted Stock Units Agreement (2021 Plan Sell-to-Cover updated June 2024)		10-Q	8/6/2024

10.15#	Letter Agreement Amending Exercise Period for Employee Option		10-Q	8/8/2023

10.16#	Form of Performance Stock Units (2021 Stock Plan)		8-K	5/5/2021

10.17#	Form of Directors Restricted Stock Units Agreement (2021 Stock Plan)		8-K	5/5/2021

10.18#	Form of Director Stock Option Agreement (2021 Plan)		10-Q	8/8/2023

10.19#	Form of 2025 Deal/Nomination Performance Stock Units Agreement (2021 Stock Plan)		10-Q	5/6/2025

10.20#	Form of 2025 Relative TSR Performance Stock Units Agreement (2021 Stock Plan)		10-Q	5/6/2025

10.21#	Halozyme Therapeutics, Inc. 2011 Stock Plan (as amended through May 2, 2018)		8-K	4/6/2018

10.22#	Form of Stock Option Agreement (2011 Stock Plan)		8-K	5/6/2011

10.23#	Form of Stock Option Agreement for Executive Officers (2011 Stock Plan)		8-K	5/6/2011

10.24#	Form of Restricted Stock Units Agreement for Officers (2011 Stock Plan)		10-Q	8/10/2015

10.25#	Form of Restricted Stock Award Agreement for Officers (2011 Stock Plan)		10-Q	8/10/2015

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	Date Filed

10.26#	Form of Stock Option Agreement (2011 Stock Plan - grants made on or after 11/4/2015)		10-Q	11/9/2015

10.27#	Form of Restricted Stock Units Agreement (2011 Stock Plan - grants made on or after 11/4/2015)		10-Q	11/9/2015

10.28#	Form of Restricted Stock Units Agreement (2011 Plan - grants made on or after 2/22/2017)		10-K	2/28/2017

10.29#	Form of Indemnity Agreement for Directors and Executive Officers		8-K	12/20/2007

10.30#	Form of PSU Agreement (2011 Stock Plan)		10-Q	8/10/2020

10.31#	Form of PSU Agreement (2011 Stock Plan)		10-K	2/23/2021

10.32#	Severance Policy		10-K	2/20/2024

10.33#	Form of Amended and Restated Change In Control Agreement with Officer		10-Q	11/9/2015

10.34#	Halozyme Therapeutics, Inc. Non Qualified Deferred Compensation Plan Adoption Agreement		10-K	2/22/2022

10.35#	Halozyme Therapeutics, Inc Directors Deferred Equity Compensation Plan		10-K	2/22/2022

10.36#	Transition and Release Agreement between Halozyme Therapeutics, Inc. and Nicole LaBrosse, dated November 18, 2025	X

10.37#	CEO PSU Agreement, Absolute Stock Price Grant (2021 Stock Plan)	X

19.1	Halozyme Therapeutics, Inc. Insider Trading Policy	X

21.1	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97#	Halozyme Therapeutics, Inc. Incentive Compensation Recoupment Policy		10-K	2/20/2024

101.INS	XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Presentation Linkbase	X

Incorporated by Reference
Exhibit		Filed
Number	Exhibit Title	Herewith	Form	Date Filed
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
_______________

#	Indicates management contract or compensatory plan or arrangement.
(c)Financial Statement Schedules.
See Item 15(a) (2) above.

Item 16.Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Halozyme Therapeutics, Inc., (Registrant)

Dated:	February 17, 2026	By:	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
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

Signature	Title	Date

/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.	President and Chief Executive Officer, Director	February 17, 2026
Helen I. Torley, M.B. Ch.B., M.R.C.P.	(Principal Executive Officer)

/s/ Nicole LaBrosse	Senior Vice President and Chief Financial Officer	February 17, 2026
Nicole LaBrosse	(Principal Financial and Accounting Officer)

/s/ Jeffrey W. Henderson	Chair of the Board of Directors	February 17, 2026
Jeffrey W. Henderson

/s/ Bernadette Connaughton	Director	February 17, 2026
Bernadette Connaughton

/s/ Barbara Duncan	Director	February 17, 2026
Barbara Duncan

/s/ Mahesh Krishnan, M.D.	Director	February 17, 2026
Mahesh Krishnan, M.D.

/s/ James Lang	Director	February 17, 2026
James Lang

/s/ Moni Miyashita	Director	February 17, 2026
Moni Miyashita

/s/ Matthew L. Posard	Director	February 17, 2026
Matthew L. Posard

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
Halozyme Therapeutics, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Halozyme Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters do not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Determination of Overall Transaction Price for Collaboration Agreements

Description of the Matter
At December 31, 2025, the Company has thirteen collaboration agreements. As discussed in Notes 2 and 5 of the financial statements, amounts are included in the transaction price when management determines that it is probable that the amount will not result in a significant reversal of revenue in the future. During 2025, the Company recognized $47.0 million of variable consideration in the transaction price under their collaboration arrangements.

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

Valuation of the customer relationship intangible assets acquired in connection with the Elektrofi, Inc. acquisition

Description of the Matter
As disclosed in Note 3 of the consolidated financial statements, the Company completed the acquisition of Elektrofi, Inc. (“Elektrofi”) on November 18, 2025, for total consideration of $810.4 million. The acquisition was accounted for as a business combination. The Company recorded intangible assets of $705 million, which includes customer relationships of $470 million.

Auditing the Company’s accounting for its acquisition of Elektrofi was complex due to the significant estimation uncertainty in determining the fair value of the customer relationship intangible assets. The significant assumptions used to estimate the value of the customer relationships intangible assets included assumed revenue and revenue growth rates and discount rates. Elements of these significant assumptions related to the customer relationship intangible assets are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's process for determining the fair value of the customer relationship intangible assets acquired in connection with the Elektrofi acquisition. This included controls over management’s development of the above-described assumptions used in the valuation models applied.

To test the estimated fair value of the customer relationship intangible assets, we performed audit procedures that included, among others, evaluating the valuation methodologies and testing the significant assumptions described above and the underlying data used by the Company in its analysis. We evaluated the reasonableness of assumed revenue and revenue growth rates used within the valuations by inspecting analyst expectations, industry trends, and other market information for corroborative or contrary information. In addition, we involved valuation specialists to assist in assessing the significant assumptions, including the discount rate, and methodologies used by the Company.

/s/    Ernst & Young LLP
We have served as the Company’s auditor since 2006.

San Diego, California
February 17, 2026

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$133,820	$115,850
Marketable securities, available-for-sale	9,000	480,224
Accounts receivable, net and contract assets	441,273	308,455
Inventories	176,475	141,860
Prepaid expenses and other current assets	64,639	38,951
Total current assets	825,207	1,085,340
Property and equipment, net	82,137	75,035
Prepaid expenses and other assets	53,551	80,596
Goodwill	580,360	416,821
Intangible assets, net	981,467	401,830
Deferred tax assets, net	—	3,855
Restricted cash	2,601	—
Total assets	$2,525,323	$2,063,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$20,899	$10,249
Accrued expenses	156,193	128,851
Total current liabilities	177,092	139,100
Long-term debt, net	2,142,630	1,505,798
Other long-term liabilities	113,863	54,758
Deferred tax liabilities, net	42,924	—
Total liabilities	2,476,509	1,699,656
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 117,782 and 123,138 shares issued and outstanding as of December 31, 2025 and 2024, respectively	118	123
Additional paid-in capital	12,002	—
Accumulated other comprehensive (loss) income	(18,092)	3,829
Retained earnings	54,786	359,869
Total stockholders’ equity	48,814	363,821
Total liabilities and stockholders’ equity	$2,525,323	$2,063,477
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues
Royalties	$867,840	$570,991	$447,865
Product sales, net	376,444	303,492	300,854
Revenues under collaborative agreements	152,327	140,841	80,534
Total revenues	1,396,611	1,015,324	829,253
Operating expenses
Cost of sales	228,774	159,417	192,361
Amortization of intangibles	76,662	71,049	73,773
Research and development	81,490	79,048	76,363
Selling, general and administrative	207,092	154,335	149,182
Impairment of intangible asset	48,700	—	—
Acquired in-process research and development expense	284,887	—	—
Total operating expenses	927,605	463,849	491,679
Operating income	469,006	551,475	337,574
Other income (expense)
Investment and other income, net	21,472	23,752	16,317
Inducement expense related to convertible notes	(5,477)	—	—
Contingent liability fair value measurement gain	—	—	13,200
Interest expense	(18,126)	(18,095)	(18,762)
Income before income tax expense	466,875	557,132	348,329
Income tax expense	149,986	113,041	66,735
Net income	$316,889	$444,091	$281,594

Earnings per share
Basic	$2.64	$3.50	$2.13
Diluted	$2.56	$3.43	$2.10

Weighted average common shares outstanding
Basic	119,840	126,827	131,927
Diluted	123,904	129,424	134,197
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$316,889	$444,091	$281,594
Other comprehensive income
Unrealized gain (loss) on marketable securities, net	202	(358)	1,097
Foreign currency translation adjustment	15	(4)	24
Unrealized gain on foreign currency	—	—	3
Unrealized (loss) gain on derivative instruments, net	(28,640)	14,693	(9,406)
Realized loss (gain) on derivative instruments, net	6,502	(1,224)	(74)
Comprehensive income	$294,968	$457,198	$273,238
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income	$316,889	$444,091	$281,594
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	51,565	43,385	36,620
Depreciation and amortization	11,389	10,263	11,083
Amortization of intangible assets	76,662	71,049	73,773
Amortization of debt discount	7,506	7,350	7,304
Accretion of premium on marketable securities, net	(3,296)	(10,918)	(6,319)
Realized gain on marketable securities	(171)	(7)	—
Loss on disposal of equipment	2,621	1,529	611
Contingent liability fair value measurement adjustment	—	—	(13,200)
Lease payments recognized (deferred)	951	1,067	1,270
Induced conversion expense related to 2027 and 2028 Convertible Notes	5,477	—	—
Deferred income taxes	634	532	34,506
Acquired in-process research and development expense	284,887	—	—
Impairment of intangible asset	48,700	—	—
Changes in operating assets and liabilities
Accounts receivable, net and other contract assets	(128,063)	(74,245)	(3,339)
Inventories	2,554	(67,381)	(26,884)
Prepaid expenses and other assets	(32,958)	5,356	4,098
Accounts payable and accrued expenses	6,211	46,993	(12,546)
Net cash provided by operating activities	651,558	479,064	388,571
Investing activities
Purchases of marketable securities	(247,355)	(647,601)	(292,911)
Proceeds from sales and maturities of marketable securities	722,248	395,574	211,296
Acquisition of business, net of cash acquired	(725,965)	—	—
Acquisition of in-process research and development, net of cash acquired	(287,771)	—	—
Purchases of property and equipment	(6,970)	(10,696)	(15,294)
Net cash used in investing activities	(545,813)	(262,723)	(96,909)
Financing activities
Repayment of 2024 Convertible Notes	—	—	(13,483)
Repayment of 2027 Convertible Notes	(595,425)	—	—
Repayment of 2028 Convertible Notes	(250,001)	—	—
Proceeds from issuance of 2031 Convertible Notes, net	735,000	—	—
Proceeds from issuance of 2032 Convertible Notes, net	735,000	—	—
Payment for the induced conversion of 2027 and 2028 Convertible Notes	(5,477)	—	—
Premium on repayment of 2027 Convertible Notes settled in cash	(78,132)	—	—
Premium on repayment of 2028 Convertible Notes settled in cash	(89,833)	—	—
Purchase of capped calls on 2031 Convertible Notes	(104,025)	—	—
Purchase of capped calls on 2032 Convertible Notes	(106,800)	—	—
Payment of debt issuance cost	(4,938)	—	—
Repurchase of common stock	(342,372)	(250,000)	(402,383)
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	21,829	31,139	7,879
Net cash used in financing activities	(85,174)	(218,861)	(407,987)
Net increase (decrease) in cash, cash equivalents and restricted cash	20,571	(2,520)	(116,325)
Cash, cash equivalents and restricted cash at beginning of period	115,850	118,370	234,695
Cash, cash equivalents and restricted cash at end of period	$136,421	$115,850	$118,370

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$133,820	$115,850	$118,370
Restricted cash	2,601	—	—
Total cash, cash equivalents and restricted cash	$136,421	$115,850	$118,370

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information
Interest paid	$11,429	$10,565	$11,410
Income taxes paid, net	$134,641	$80,618	$31,756
Supplemental disclosure of non-cash investing and financing activities
Amounts accrued for purchases of property and equipment	$902	$280	$25
Right-of-use assets obtained in exchange for lease obligation	$410	$3,078	$2,572
Common stock issued for conversion of 2024 Convertible Notes	$—	$—	$125
See accompanying notes to consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2022	135,154	$135	$27,368	$(922)	$143,217	$169,798
Share-based compensation expense	—	—	36,620	—	—	36,620
Issuance of common stock for the induced conversion of 2024 Convertible Notes	289	—	(126)	—	—	(126)
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net and shares issued under the ESPP plan	945	2	7,877	—	—	7,879
Repurchase of common stock	(9,618)	(10)	(69,330)	—	(334,261)	(403,601)
Other comprehensive loss	—	—	—	(8,356)	—	(8,356)
Net income	—	—	—	—	281,594	281,594
BALANCE AS OF DECEMBER 31, 2023	126,770	127	2,409	(9,278)	90,550	83,808
Share-based compensation expense	—	—	43,385	—	—	43,385
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net and shares issued under the ESPP plan	1,615	1	31,138	—	—	31,139
Repurchase of common stock	(5,247)	(5)	(76,932)	—	(174,772)	(251,709)
Other comprehensive income	—	—	—	13,107	—	13,107
Net income	—	—	—	—	444,091	444,091
BALANCE AS OF DECEMBER 31, 2024	123,138	123	—	3,829	359,869	363,821
Share-based compensation expense	—	—	51,565	—	—	51,565
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net and shares issued under the ESPP plan	1,640	2	21,827	—	—	21,829
Purchase of 2031 capped call transactions, net of tax	—	—	—	—	(80,930)	(80,930)
Purchase of 2032 capped call transactions, net of tax	—	—	—	—	(83,089)	(83,089)
Repurchase of common stock	(6,996)	(7)	(28,601)	—	(316,203)	(344,811)
Premium on repayment of 2027 Convertible Notes settled in cash and accelerated debt discount	—	—	(3,432)	—	(78,132)	(81,564)
Premium on repayment of 2028 Convertible Notes settled in cash and accelerated debt discount	—	—	(29,357)	—	(63,618)	(92,975)
Other comprehensive loss	—	—	—	(21,921)	—	(21,921)
Net income	—	—	—	—	316,889	316,889
BALANCE AS OF DECEMBER 31, 2025	117,782	$118	$12,002	$(18,092)	$54,786	$48,814
See accompanying notes to consolidated financial statements.

Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements

1.    Organization and Business
Halozyme Therapeutics, Inc. is a biopharmaceutical company advancing disruptive solutions to improve patient experiences and outcomes for emerging and established therapies.
As the innovators of ENHANZE® drug delivery technology (“ENHANZE”) with our proprietary enzyme, rHuPH20, our commercially validated solution is used to facilitate the subcutaneous (“SC”) delivery of injected drugs and fluids, with the goal of improving the patient experience with rapid SC delivery and reduced treatment burden. We license our technology to biopharmaceutical companies to collaboratively develop products that combine ENHANZE with our partners’ proprietary compounds. We are also developing partner products with Hypercon™ drug delivery technology (“Hypercon technology”) and developing Surf Bio’s drug delivery technology to expand the breadth of our drug delivery technology portfolio. Hypercon technology is an innovative microparticle technology that we expect will set a new standard in hyperconcentration of drugs and biologics by reducing the injection volume for the same dosage and expanding opportunities for at-home and health care provider administration. The Surf Bio hyperconcentration technology is being developed to create high antibody and biologic concentrations of up to 500 mg/mL, for delivery in a single auto-injector shot for at-home or in a health care provider’s office use. We also develop, manufacture and commercialize, for ourselves or with our partners, drug-device combination products using our advanced auto-injector technologies that are designed to provide commercial or functional advantages such as improved convenience, reliability and tolerability, and enhanced patient comfort and adherence.
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
We currently have ENHANZE collaborations and licensing agreements with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Takeda Pharmaceuticals International AG and Baxalta US Inc. (“Takeda”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol-Myers Squibb Company (“BMS”), argenx BVBA (“argenx”), ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”), Chugai Pharmaceutical Co., Ltd. (“Chugai”), Acumen Pharmaceuticals, Inc. (“Acumen”), Merus N.V. (“Merus”) and Skye Bioscience, Inc. (“Skye Bioscience”). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales-based milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently earn royalties from the sales of ten commercial products including sales of five commercial products from the Roche collaboration, two commercial products from the Janssen collaboration and one commercial product from each of the Takeda, argenx and BMS collaborations.
Through our recent acquisition of Elektrofi, Inc. (“Elektrofi”), subsequently renamed Halozyme Hypercon, Inc. (“Hypercon”), we have Hypercon collaboration and license agreements with Janssen, Lilly, and argenx. In addition to receiving upfront license fees from our Hypercon collaborations, we are entitled to receive event and sales-based milestone payments and royalties from commercial sales for approved partner products co-formulated with Hypercon.
We have commercialized auto-injector products with Teva Pharmaceutical Industries, Ltd. (“Teva”). We have development programs including our auto-injectors with McDermott Laboratories Limited, an affiliate of Viatris Inc. (“Viatris”).

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
Our commercial portfolio of proprietary products includes Hylenex®, utilizing rHuPH20, and XYOSTED®, utilizing our auto-injector technology.
Except where specifically noted or the context otherwise requires, references to “Halozyme,” “the Company,” “we,” “our,” and “us” in these notes to our consolidated financial statements refer to Halozyme Therapeutics, Inc. and each of its directly and indirectly wholly owned subsidiaries as disclosed in Note 2, Summary of Significant Accounting Policies.

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
2.    Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Halozyme Therapeutics, Inc. and our wholly owned subsidiaries, Halozyme, Inc., Antares Pharma, Inc., Antares Pharma, Inc.’s two wholly owned Swiss subsidiaries, Antares Pharma IPL AG and Antares Pharma GmbH, Halozyme Hypercon, Inc., Halozyme Hypercon Inc.’s wholly-owned subsidiary, Elektrofi Security Corp., and Halozyme Surf Bio, Inc. All intercompany accounts and transactions have been eliminated.
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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, which mature within 90 days or less from the date of purchase. As of December 31, 2025, our cash and cash equivalents consisted of money market funds, bank certificate of deposits and demand deposits at commercial banks.
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
Restricted Cash
Under the terms of the leases of our facilities and other agreements, we are required to maintain letters of credit as security deposits during the terms of such leases. At December 31, 2025, restricted cash of $2.6 million was pledged as collateral for the letters of credit and other agreements.
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
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2025, our available-for-sale marketable securities consisted of U.S. Treasury securities, and were measured at fair value using Level 1. Level 2 financial instruments are valued using market prices on less active markets and proprietary pricing valuation models with observable inputs, including interest rates, yield curves, maturity dates, issue dates, settlement dates, reported trades, broker-dealer quotes, issue spreads, benchmark securities or other market related data. We obtain the fair value of Level 2 investments from our investment manager, who obtains these fair values from a third-party pricing source. We validate the fair values of Level 2 financial instruments provided by our investment manager by comparing these fair values to a third-party pricing source.
Concentrations of Credit Risk, Sources of Supply and Significant Customers
We are subject to credit risk from our portfolio of cash equivalents and marketable securities. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. We maintain our cash and cash equivalent balances with four major commercial banks and marketable securities with two other financial institution. Deposits held with the financial institutions exceed the amount of insurance provided on such deposits. We are exposed to credit risk in the event of a default by the financial institutions holding our cash, cash equivalents and marketable securities to the extent recorded on the consolidated balance sheets.
We are also subject to credit risk from our accounts receivable related to our product sales and revenues under our license and collaborative agreements. We have license and collaborative agreements with pharmaceutical companies under which we receive payments for royalties, license fees, milestone payments for specific achievements designated in the collaborative agreements, reimbursements of research and development services, and supply of bulk formulation of rHuPH20 and auto-injector devices. In addition, we sell proprietary products in the United States (“U.S.”) to a limited number of established wholesale distributors in the pharmaceutical industry. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is not required. Management monitors our exposure to accounts receivable by periodically evaluating the collectability of the accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, we recorded no significant allowance for doubtful accounts as of December 31, 2025 and 2024. Approximately 69% of the accounts receivable balance as of December 31, 2025 represents amounts due from Janssen, Roche and argenx. Approximately 60% of the accounts receivable balance as of December 31, 2024 represents amounts due from Janssen and Roche.
The following table indicates the percentage of total revenues in excess of 10% with any single customer:

	Year Ended December 31,
	2025	2024	2023
Partner A	41%	41%	44%
Partner B	17%	17%	19%
Partner C	16%	9%	7%
Partner D	6%	8%	10%
We attribute revenues under collaborative agreements, including royalties, to the individual countries where the customer is headquartered. We attribute revenues from product sales to the individual countries to which the product is shipped. Worldwide revenues from external customers are summarized by geographic location in the following table (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$822,975	$690,461	$587,196
Switzerland	276,414	212,391	149,024
Belgium	217,516	84,005	58,354
Japan	46,372	18,939	15,096
All other foreign	33,334	9,528	19,583
Total revenues	$1,396,611	$1,015,324	$829,253

Table of Contents	Halozyme Therapeutics, Inc.
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
Convertible Notes
The 2024 Convertible Notes, the 2027 Convertible Notes, the 2028 Convertible Notes, the 2031 Convertible Notes and the 2032 Convertible Notes (collectively, the “Convertible Notes”) are accounted for in accordance with authoritative guidance for debt and derivatives. We evaluate all the embedded conversion options contained in the Convertible Notes to determine if there are embedded features that require bifurcation as a derivative as required by U.S. GAAP. Based on our analysis, we account for each of our Convertible Notes as single units of accounting, a liability, because we concluded that the conversion features do not require bifurcation as a derivative under embedded derivative authoritative guidance.

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
In accordance with the hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and are highly effective in offsetting changes to future cash flows on hedged transactions. Both at inception of the hedge and on an ongoing basis, we assess whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If we determine a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, we would discontinue hedge accounting treatment prospectively. We measure effectiveness based on the change in fair value of the forward currency forward contract and the fair value of the hypothetical foreign currency forward contract with terms that match the critical terms of the risk being hedged. No portion of our foreign currency forward contracts were excluded from the assessment of hedge effectiveness. As of December 31, 2025, all hedges were determined to be highly effective.
The assets or liabilities associated with our hedging contracts are recorded at fair market value in prepaid expense and other current assets, prepaid expenses and other assets, accrued expenses, or other long-term liabilities, respectively, in our consolidated balance sheets. Gains and losses related to changes in the fair market value of these hedging contracts are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) within stockholder’s equity in our consolidated balance sheets and reclassified to royalty revenue in our consolidated statements of income in the same period as the recognition of the underlying hedged transaction. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, within the defined hedge period, we reclassify the gains or losses on the related cash flow hedge from AOCI to royalties revenue in our consolidated statements of income. Settlements from the cash flow hedge are included in operating activities on the consolidated statements of cash flows. Since the fair market value of these hedging contracts is derived from current market rates, the hedging contracts are classified as derivative financial instruments. We do not use derivatives for speculative or trading purposes. As of December 31, 2025, the amount expected to be recognized as a net loss out of AOCI into our consolidated statements of income during the next 12 months is $7.7 million.
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
Asset Acquisitions
We evaluate acquisitions of assets and other similar transactions to assess whether the transaction should be accounted for as a business combination or asset acquisition by first applying a test to determine if substantially all of the fair value of the gross assets acquired is concentrated into a single identifiable asset or group of similar identifiable assets. If the test is met, we account for the transaction as an asset acquisition by recognizing net assets based on the consideration paid, which includes transaction costs, on a relative fair value basis. In an asset acquisition where the cost allocated to acquire in-process research and development (“IPR&D”) has no alternative future use, we immediately recognize the cost of the acquired IPR&D on our consolidated statements of income. In an asset acquisition, contingent consideration is not recognized as of the acquisition date but instead is recognized as part of the cost of the assets acquired at the time the consideration is paid.
Goodwill, Intangible Assets and Other Long-Lived Asset
Assets acquired, including intangible assets and IPR&D, and liabilities assumed are measured at fair value as of the acquisition date. Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of the net assets acquired. Intangible assets acquired in a business combination that are used for IPR&D activities are considered indefinite lived until the completion or abandonment of the associated research and development efforts. Upon reaching the end of the relevant

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
We perform our goodwill impairment analysis at the reporting unit level, which is one level below our reporting and operating segment structure. We assign goodwill to reporting units at the time of acquisition. During the goodwill impairment review, we assess qualitative factors to determine whether it is more likely than not that the fair values of our reporting unit is less than the carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and our overall financial performance. If, after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair value of our reporting unit is less than the carrying amounts, then no additional assessment is deemed necessary. Otherwise, we proceed to compare the estimated fair value of the reporting unit with the carrying value, including goodwill. If the carrying amount of the reporting unit exceeds the fair value, we record an impairment loss based on the difference. We may elect to bypass the qualitative assessment in a period and proceed to perform the quantitative goodwill impairment test.
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
Hypercon Technology Collaboration and Licensing Agreements
As a part of the acquisition of Elektrofi Inc, we acquired in-process collaboration and license agreements with collaboration partners who are attempting to formulate Hypercon technology with their existing drugs to develop an additional administrative option. The collaboration partner is responsible for all development, manufacturing, clinical, regulatory, sales and marketing costs for any products developed under the agreement; however, the agreement also includes Hypercon performing certain research and development (“R&D”) services to support the collaboration partner in their efforts. We assessed the nature of the promised goods and services in the contract which includes the license of the Hypercon technology representing a functional license of intellectual property to our customers, R&D services, and manufacturing technology transfer. These promises are not capable of being distinct performance obligations at this time due to the exclusive proprietary know-how and certain regulatory requirements associated with the manufacturing of the product. The collaboration partner simultaneously receives and consumes the benefits of the combined performance obligations as data is generated to support regulatory approval submissions. A significant component of the cost of R&D relates to our clinical trial research consultants, who are assisting with the monitor of the Hypercon technology to ensure the successful combination of the Hypercon technology with the collaboration partner’s drug.
The agreements include milestone payments, royalties, and an initial upfront payment. This upfront payment was received from the collaboration partner upon inception of the agreement and recorded as deferred revenue to be recognized as we perform certain R&D services to support the collaboration partner in their efforts to successful combine Hypercon technology with previously developed products. While the services are being provided, we allocate a portion of each deferred payment to the individual drug targets. Revenue is then recognized based upon the expected costs to complete as a percentage of the budget. These agreements are designed in a way that the R&D services are being completed in partnership with the collaboration partner at the approximate costs; therefore, the deferred revenue is being recognized as the work is completed for each partner’s drug. We may incur additional expenses outside of the R&D contract which are invoiced and recognized separately from the upfront payment. Deferred revenue associated with a target that has not been identified or no work has been performed is classified as other long-term liabilities on the consolidated balance sheets. Deferred revenue for expenses expected to be incurred within the next 12 months are classified as accrued expenses on the consolidated balance sheets.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA addresses key provisions of the 2017 Tax Cuts and Jobs Act including the immediate expensing of domestic research and development expenditures and 100% bonus depreciation on qualified property. The impacts of the OBBBA are reflected in our consolidated statements of operations for the year ended December 31, 2025, of which there was no material impact to our income tax expense. As of December 31, 2025, certain provisions of the OBBBA will change the timing of cash tax payments in the current fiscal year and future periods.
Segment Information
We generate revenues from payments received (i) as royalties from licensing our ENHANZE technology and other royalty arrangements, (ii) under collaborative agreements with our partners and (iii) from sales of our proprietary and partnered products. There are no intra-entity sales or transfers. We operate our business in one operating segment, which includes all activities related to the research, development and commercialization of our proprietary enzymes, devices, Hypercon technology, and the Surf Bio technology. This operating segment also includes revenues and expenses related to (i) research and development and manufacturing activities conducted under our collaborative agreements with third parties, (ii) product sales of proprietary and partnered products and (iii) associated selling, general and administrative expenses.
The chief operating decision-maker (“CODM”), our Chief Executive Officer, reviews the operating results on an aggregate basis and manages the operations as a single operating segment. The CODM assesses the segment’s performance and decides how to allocate resources based on consolidated net income that is reported in our consolidated statements of income. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The significant expense categories regularly provided to the CODM include cost of sales, research and development, amortization of intangibles, and selling, general and administrative expenses. These expense categories are reported as separate line items in our consolidated statements of income.

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
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles–Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
	The new guidance includes amendments to clarify and modernize the accounting for costs related to internal-use software, including removing all references to project stages and clarifying thresholds used to begin capitalizing internal-use software development costs.	Annual periods beginning after December 15, 2027 (our 2028 Form 10-K), and interim reporting periods within those annual reporting periods (our Q1 2027 Form 10-Q) – Early adoption is permitted.	Prospective, Retrospective or Modified Transition Approach
We early adopted the new guidance in the interim period ended September 30, 2025, on a prospective basis. The adoption did not have a material impact on our consolidated financial statements or financial statement disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt–Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments
The new guidance includes amendments to clarify the requirements for determining whether certain early settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment.
		Annual periods beginning after December 15, 2025 (our 2026 Form 10-K), and interim reporting periods within those annual reporting periods (our Q1 2026 Form 10-Q) – Early adoption is permitted.	Prospective or Retrospective	We early adopted the new guidance on January 1, 2025, on a prospective basis. The adoption did not have a material impact on our consolidated financial statements or financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	The new guidance is intended to enhance expense disclosures by requiring disaggregation of certain expenses included in the consolidated statements of income into specified expense categories in the notes to the consolidated financial statements.	Annual periods beginning after December 15, 2026 (our 2027 Form 10-K), and interim reporting periods beginning after December 15, 2027 (our Q1 2028 Form 10-Q) – Early adoption is permitted.	Prospective or Retrospective	We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The new guidance includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction.	Annual periods beginning after December 15, 2024 (our 2025 Form 10-K) – Early adoption is permitted.	Prospective or Retrospective
We adopted the new guidance on January 1, 2025, on a retrospective basis. The adoption did not have a material effect on our consolidated financial statements, but resulted in expanded financial statement disclosures.

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
3.    Business Combinations
Elektrofi, Inc.
On November 18, 2025, we acquired all outstanding equity interests of Elektrofi, Inc. according to the terms and conditions of the Agreement and Plan of Merger dated as of September 30, 2025 (the “Elektrofi Merger Agreement”). Elektrofi is a biopharmaceutical company with an innovative microparticle technology that has been demonstrated in non-clinical testing to enable hyperconcentration of drugs and biologics and reduce the injection volume for the same dosage, potentially expanding opportunities for at-home and health care provider administration. We acquired Elektrofi as a part of our strategy to expand our drug delivery technology offerings.
Hypercon technology is an innovative microparticle technology that has been demonstrated in non-clinical testing to enable hyperconcentration of drugs and biologics and reduce the injection volume for the same dosage, potentially expanding opportunities for at-home and health care provider administration.
The total purchase consideration of Elektrofi was $810.4 million. Each share of Elektrofi common stock issued and outstanding was converted into the right to receive $28.80 per share in cash without interest, less any applicable withholding taxes (“Merger Consideration”). Additionally, in connection with the transaction, $56.5 million was paid to Elektrofi option holders for options granted and outstanding as of November 18, 2025 under the Elektrofi 2015 Equity Compensation Plan. Other components of purchase consideration included an estimated fair value of contingent consideration of $23.0 million related to future milestone payments, and cash paid at closing to settle seller transaction costs of $18.4 million paid by us on behalf of Elektrofi.
The acquisition of Elektrofi was funded by cash on hand and rollover equity. We recognized transaction costs of $13.7 million in the year ended December 31, 2025. These costs are reported in selling, general and administrative expenses in our consolidated statements of income. Transaction costs include, but are not limited to, investment banker, advisory, legal, and other professional fees.
Purchase Consideration
The total purchase consideration was comprised of the following (in thousands):

Cash consideration payments to stockholders and option holders as of November 18, 2025	$787,392
Estimated fair value of contingent consideration	23,000
Total purchase consideration	$810,392
Fair Value of Assets Acquired and Liabilities Assumed
The acquisition of Elektrofi has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, with Halozyme treated as the accounting acquirer, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair value on the acquisition date. Acquisition accounting is dependent upon certain valuations and other studies that have yet to commence or progress to a stage where there is sufficient information for a definitive measurement. The process for estimating the fair values of identifiable intangible assets and certain tangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates.
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

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

(in thousands)	Fair Value
Assets acquired
Cash and cash equivalents	$84,427
Accounts receivable, net	4,755
Prepaid expenses and other current assets	879
Total current assets	90,061
Property and equipment, net	7,338
Operating lease right-of-use assets	8,441
Goodwill (1)	163,539
Intangible assets	705,000
Other assets	182
Total assets acquired	$974,561
Liabilities assumed
Accounts payable	(929)
Accrued expenses and other current liabilities	(26,803)
Deferred revenue, current	(5,674)
Operating lease liabilities, current	(3,440)
Other current liabilities	(51)
Total current liabilities	(36,897)
Deferred revenue, net of current portion	(19,974)
Operating lease liabilities, net of current portion	(4,484)
Other liabilities (2)	(102,816)
Total liabilities assumed	$(164,171)

Net assets acquired	810,392
Less cash acquired	(84,427)
Total purchase price, net of cash acquired	$725,965
(1)    Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected synergies of the combined operations and the assembled workforce acquired in the acquisition. Goodwill recognized as a result of the acquisition is not expected to be deductible for tax purposes.
(2)    Includes $102.8 million of deferred tax liabilities.

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
Identifiable Intangible Assets
The estimated fair value of the Hypercon developed technology platform asset was prepared using the replacement cost method which calculates present-day cost of replacing that asset with a similar asset in a similar condition. The estimated fair value of customer relationship assets were prepared using the multi-period excess earnings method which calculates the present value of the incremental after-tax cash flows attributable solely to each customer relationship. The estimated fair value of the trade name asset was prepared using the relief from royalty method which calculates the value of the trade name based on royalties that would be paid if licensed by a third party. The estimated useful lives are based on forecasted periods of benefit for each intangible asset. Useful lives and preliminary values are presented in the table below.

	Amount (in thousands)	Useful life (years)
Hypercon developed technology platform	$230,000	15
Customer relationships	470,000	15
Trade name	5,000	15
Estimated fair value of intangible assets acquired	$705,000
Surf Bio, Inc.
On December 22, 2025, we acquired all outstanding equity interests of Surf Bio, Inc. according to the terms and conditions of the Agreement and Plan of Merger dated as of December 18, 2025 (the “Surf Bio Merger Agreement”). Surf Bio is a preclinical biopharmaceutical company that is transforming how antibodies and biologics are delivered to patients. We acquired Surf Bio as a part of our strategy to expand our drug delivery technology offerings.
The total purchase consideration of Surf Bio was $305.0 million to selling shareholders, inclusive of $10.2 million in transaction expenses. We acquired $6.4 million in cash and restricted cash, of which $4.3 million was used to fund seller payments and transaction expenses. An incremental $100.0 million in consideration is contingent to the sellers in the form of milestone payments which are dependent on the occurrence of future events.
The acquisition of Surf Bio was not considered a business combination as Surf Bio did not meet the definition of a business under ASC 805-10, Business Combinations. Rather, the asset purchase transaction was accounted for under the authoritative guidance for asset acquisitions within ASC 805-50, whereby the underlying asset was deemed an IPR&D asset with no alternative future use. We allocated the cost of the acquisition, or $294.2 million, among the assets acquired based on the relative fair value of such assets. The $294.2 million consisted of $294.8 million in consideration paid to the sellers, plus $10.2 million of transaction expenses, less $10.8 million in accelerated stock-based compensation expense. The acquired assets’ value is predominately concentrated in the IPR&D asset. In accordance with ASC 805-50, the fair value allocated to the IPR&D asset, or $284.9 million, was recorded in the consolidated statements of income in the year ended December 31, 2025. The fair value of other assets acquired and liabilities assumed were capitalized to the consolidated balance sheet. The $100.0 million in contingent consideration will be recognized in the future when and if milestones are met (i.e., when the contingent consideration is paid or payable) and does not meet the definition of a derivative.

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
4.    Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$9,002	$—	$(2)	$9,000
Total marketable securities, available-for-sale	$9,002	$—	$(2)	$9,000

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$251	$—	$—	$251
Corporate debt securities	102,632	150	(207)	102,575
U.S. treasury securities	367,700	442	(572)	367,570
Agency bonds	9,844	—	(16)	9,828
Total marketable securities, available-for-sale	$480,427	$592	$(795)	$480,224
As of December 31, 2025, all available-for-sale marketable securities with a fair market value of $9.0 million were in an immaterial gross unrealized loss position. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of December 31, 2025 because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
The estimated fair value of our contractual maturities of available-for-sale debt securities were as follows (in thousands):

	December 31, 2025	December 31, 2024
Due within one year	$9,000	$314,978
Due after one year but within five years (1)	—	165,246
Total estimated fair value of available-for-sale securities	$9,000	$480,224
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
Notes to Consolidated Financial Statements — (Continued)
The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	December 31, 2025			December 31, 2024
	Level 1	Level 2	Total Estimated Fair Value	Level 1	Level 2	Total Estimated Fair Value
Assets
Cash equivalents
Money market funds	$175	$—	$175	$55,182	$—	$55,182

Available-for-sale marketable securities
Asset-backed securities	—	—	—	—	251	251
Corporate debt securities	—	—	—	—	102,575	102,575
U.S. treasury securities	9,000	—	9,000	367,570	—	367,570
Agency bonds	—	—	—	9,828	—	9,828
Derivative instruments
Currency hedging contracts (1)	—	—	—	—	4,006	4,006
Total assets measured at fair value	$9,175	$—	$9,175	$432,580	$106,832	$539,412

Liabilities
Derivative instruments
Currency hedging contracts (1)	$—	$22,891	$22,891	$—	$17	$17
(1)    Based on observable market transactions of spot currency rates, forward currency rates or equivalently-termed instruments. Carrying amounts of the financial assets and liabilities are equal to the fair value. As of December 31, 2025, the derivative liabilities recorded within accrued expenses and other long-term liabilities in our consolidated balance sheets were $7.7 million and $15.1 million, respectively. As of December 31, 2024, the derivative assets recorded within prepaid expenses and other current assets and prepaid expenses and other assets in our consolidated balance sheets were $2.4 million and $1.6 million, respectively. The derivative liabilities recorded within other long-term liabilities in our consolidated balance sheets as of December 31, 2024 were not material.
We had no available-for-sale securities that were classified within Level 3 as of December 31, 2025 and 2024.
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
A contingent liability with a preliminary value of $23.0 million was assumed as part of the Elektrofi acquisition related to future milestone payments. The acquisition date fair value of contingent consideration was measured using the income

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
approach, specifically the probability weighted expected return method for the development milestone payments. The fair value of the contingent liability will be remeasured quarterly. Estimates and assumptions used in the valuation include probability of achieving certain milestones, the expected timing of achieving these milestones, and a discount rate. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. Changes in the fair value subsequent to the acquisition date will be recognized in our consolidated statements of income.

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
5.     Revenue
Our disaggregated revenues were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Royalties	$867,840	$570,991	$447,865

Product sales, net
Proprietary product sales	194,608	166,620	130,834
Bulk rHuPH20 sales	133,023	86,334	115,442
Device partnered product sales	48,813	50,538	54,578
Total product sales, net	376,444	303,492	300,854

Revenues under collaborative agreements
Upfront license and target nomination fees	18,471	27,000	2,000
Event-based development and regulatory milestones and other fees	47,000	72,500	69,000
Sales-based milestones	70,000	30,000	—
Device licensing and development revenue	16,856	11,341	9,534
Total revenues under collaborative agreements	152,327	140,841	80,534

Total revenues	$1,396,611	$1,015,324	$829,253
During the year ended December 31, 2025, we recognized revenue related to licenses granted to partners in prior periods in the amount of $984.8 million. This amount represents royalties and sales milestone earned in the current period, in addition to $47.0 million of variable consideration in the contracts where uncertainties were resolved and the development milestones are expected to be achieved or were achieved. We also recognized revenue of $2.0 million during the year ended December 31, 2025 that had been included in accrued expenses and other long-term liabilities in our consolidated balance sheets as of December 31, 2024.
Accounts receivable, net, other contract assets and deferred revenues (contract liabilities) from contracts with customers, including partners, consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accounts receivable, net	$426,273	$288,204
Other contract assets	15,000	20,251
Deferred revenues	35,482	10,343
As of December 31, 2025, the amounts included in the transaction price of our contracts with customers, including collaboration partners, and allocated to goods and services not yet provided were $325.0 million, of which $289.5 million relates to unfulfilled product purchase orders and $35.5 million has been collected and is reported as other long-term liabilities in our consolidated balance sheets. The unfulfilled product purchase orders are estimated to be delivered by the end of 2027. Of the total deferred revenues of $35.5 million, $6.8 million is expected to be used by our customers within the next 12 months.
We recognized contract assets of $15.0 million as of December 31, 2025, which related to development milestones deemed probable of receipt for intellectual property licenses granted to partners in prior periods and for goods or services when control has transferred to the customer, and corresponding revenue is recognized but is not yet billable to the customer in accordance with the terms of the contract.

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
6.    Certain Balance Sheet Items
Accounts receivable, net and contract assets consisted of the following (in thousands):

	December 31, 2025	December 31, 2024

Product sales to partners	$69,832	$37,599
Revenues under collaborative agreements	40,020	29,452
Royalty payments	259,298	164,348
Other product sales	65,117	65,542
Other receivable	1,612	—
Contract assets	15,000	20,251
Total accounts receivable and contract assets	450,879	317,192
Allowance for distribution fees and discounts	(9,606)	(8,737)
Total accounts receivable, net and contract assets	$441,273	$308,455
Inventories consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$21,869	$24,015
Work-in-process	30,920	30,169
Finished goods	144,454	142,944
Total inventories	197,243	197,128
Less long-term portion(1)	(20,768)	(55,268)
Total inventories, current	$176,475	$141,860
(1)    Long-term portion of inventories represents inventory expected to remain on hand beyond one year and therefore is included in prepaid expenses and other assets in the consolidated balance sheets.
Prepaid expenses and other assets consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Prepaid manufacturing expenses	$71,925	$36,317
Other prepaid expenses	14,563	10,562
Long-term inventories	20,768	55,268
Other assets	10,934	17,400
Total prepaid expenses and other assets	118,190	119,547
Less long-term portion	(53,551)	(80,596)
Total prepaid expenses and other assets, current	$64,639	$38,951
Prepaid manufacturing expenses include raw materials, slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory as materials are used or the contract manufacturing organization services are complete.

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
Property and equipment, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Research equipment	$18,305	$9,811
Manufacturing equipment	41,863	39,760
Computer and office equipment	8,034	7,955
Internal-use software	1,878	1,755
Leasehold improvements	7,521	7,012
Subtotal	77,601	66,293
Accumulated depreciation and amortization	(33,159)	(25,429)
Subtotal	44,442	40,864
Right of use of assets	37,695	34,171
Total property and equipment, net	$82,137	$75,035
Depreciation and amortization expense was approximately $11.4 million, $10.3 million, and $11.1 million, inclusive of ROU asset amortization of $6.5 million, $5.7 million and $5.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Accrued expenses consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued compensation and payroll taxes	$28,621	$24,400
Accrued outsourced manufacturing expenses	11,775	16,682
Taxes payable	44,148	30,995
Product returns and sales allowance	46,594	54,588
Other accrued expenses	104,349	26,239
Lease liability	34,569	30,705
Total accrued expenses	270,056	183,609
Less long-term portion	(113,863)	(54,758)
Total accrued expenses, current	$156,193	$128,851
Expense associated with the accretion of the lease liabilities was approximately $2.2 million, $2.2 million and $2.5 million for the twelve months ended December 31, 2025, 2024 and 2023, respectively. Total lease expense for the twelve months ended December 31, 2025, 2024 and 2023 was $8.7 million, $7.9 million and $8.0 million, respectively.
Cash paid for amounts related to leases for the twelve months ended December 31, 2025, 2024 and 2023 was $7.7 million, $6.9 million and $6.7 million, respectively.

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
7.    Goodwill and Intangible Assets, net
Goodwill
A summary of the activity impacting goodwill is presented below (in thousands):

Balance as of December 31, 2024	$416,821
Goodwill acquired	163,539
Balance as of December 31, 2025	$580,360
Intangible Assets, net
Our acquired intangible assets are amortized using the straight-line method over their estimated useful lives of seven to fifteen years. The following table shows the cost, accumulated amortization and weighted average useful life in years for our acquired intangible assets as of December 31, 2025 (in thousands).

	Weighted Average Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Auto-injector technology platform	7	$402,000	$207,021	$194,979
XYOSTED proprietary product	10	136,200	49,098	87,102
Hypercon developed technology platform	15	230,000	1,831	228,169
Customer relationships	15	470,000	3,743	466,257
Trade name	15	5,000	40	4,960
Total intangible assets, net(1)		$1,243,200	$261,733	$981,467
(1)    An impairment charge of $48.7 million was recognized during the year ended December 31, 2025 resulting in the full impairment of the ATRS-1902 IPR&D intangible asset. The impairment charge resulted from a strategic decision to discontinue the development of ATRS-1902 due to strategic initiatives executed in the quarter ended December 31, 2025.
The following table shows the cost, accumulated amortization and weighted average useful life in years for our acquired intangible assets as of December 31, 2024 (in thousands).

	Weighted Average Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Auto-injector technology platform	7	$402,000	$149,592	$252,408
XYOSTED proprietary product	10	136,200	35,478	100,722
Total infinite-lived intangible assets, net		$538,200	$185,070	$353,130
ATRS-1902 (IPR&D)	Indefinite			48,700
Total intangible assets, net				$401,830

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
Estimated future annual amortization of finite-lived intangible assets is shown in the following table (in thousands). Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

Year	Amortization Expense
2026	$118,049
2027	118,049
2028	118,049
2029	83,314
2030	60,620
Thereafter	483,386
Total	$981,467

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
8.    Long-Term Debt, Net
0.875% Convertible Notes due 2032
In November 2025, we completed the sale of $750.0 million in aggregate principal amount of 0.875% Convertible Senior Notes due 2032 (the “2032 Convertible Notes”). The net proceeds from the issuance of the 2032 Convertible Notes, after deducting the initial purchasers’ fee of $15.0 million, was approximately $735.0 million. We also incurred additional debt issuance costs totaling $0.5 million. Debt issuance costs and the initial purchasers’ fee are presented as a debt discount.
The 2032 Convertible Notes pay interest semi-annually in arrears on May 15th and November 15th of each year at an annual rate of 0.875%. The 2032 Convertible Notes are general unsecured obligations and rank senior in right of payment to all indebtedness that is expressly subordinated in right of payment to the 2032 Convertible Notes, rank equally in right of payment with all existing and future liabilities that are not so subordinated, are effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness, and are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our current or future subsidiaries. The 2032 Convertible Notes have a maturity date of November 15, 2032.
Holders may convert their 2032 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2026, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture for the 2032 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, May 15, 2032, until the close of business on the second scheduled trading day immediately before the maturity date. As of December 31, 2025, the 2032 Convertible Notes were not convertible.
Upon conversion, we will pay cash for the settlement of principal, and for the premium, if applicable, we will pay cash, deliver shares of common stock or a combination of cash and shares of common stock, at our election. The initial conversion rate for the 2032 Convertible Notes is 11.4683 shares of common stock per $1,000 in principal amount of 2032 Convertible Notes, equivalent to a conversion price of approximately $87.20 per share of our common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued or unpaid interest.
As of December 31, 2025, we were in compliance with all covenants.
2032 Capped Call Transactions
In connection with the offering of the 2032 Convertible Notes, we entered into capped call transactions with certain counterparties (the “2032 Capped Call Transactions”). The 2032 Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2032 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2032 Convertible Notes. The cap price of the 2032 Capped Call Transactions is initially $136.78 per share of common stock, representing a premium of 100% above the last reported sale price of $68.30 per share of common stock on November 5, 2025, and is subject to certain adjustments under the terms of the 2032 Capped Call Transactions. As of December 31, 2025, no 2032 Capped Call Transactions had been exercised.
Pursuant to their terms, the 2032 Capped Call Transactions qualify for classification within stockholders’ equity in our consolidated balance sheets, and their fair value is not remeasured and adjusted as long as they continue to qualify for stockholders’ equity classification. We paid approximately $106.8 million for the 2032 Capped Call Transactions, including applicable transaction costs, which was recorded as a reduction to additional paid-in capital in our consolidated balance sheets. The 2032 Capped Call Transactions are separate transactions entered into by us with certain counterparties, are not part of the terms of the 2032 Convertible Notes, and do not affect any holder’s rights under the 2032 Convertible Notes. Holders of the 2032 Convertible Notes do not have any rights with respect to the 2032 Capped Call Transactions.
0.00% Convertible Notes due 2031
In November 2025, we completed the sale of $750.0 million in aggregate principal amount of 0.00% Convertible Senior Notes due 2031 (the “2031 Convertible Notes”). The net proceeds from the issuance of the 2031 Convertible Notes, after deducting the initial purchasers’ fee of $15.0 million, was approximately $735.0 million. We also incurred additional debt issuance costs totaling $0.5 million. Debt issuance costs and the initial purchasers’ fee are presented as a debt discount.

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
The 2031 Convertible Notes will not bear regular interest and the principal amount of the 2031 Convertible Notes will not accrete. The 2031 Convertible Notes are general unsecured obligations and rank senior in right of payment to all indebtedness that is expressly subordinated in right of payment to the 2031 Convertible Notes, rank equally in right of payment with all existing and future liabilities that are not so subordinated, are effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our current or future subsidiaries. The 2031 Convertible Notes have a maturity date of February 15, 2031.
Holders may convert their 2031 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2026, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture for the 2031 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, August 15, 2030, until the close of business on the scheduled trading day immediately before the maturity date. As of December 31, 2025, the 2031 Convertible Notes were not convertible.
Upon conversion, we will pay cash for the settlement of principal and for the premium, if applicable, we will pay cash, deliver shares of common stock or a combination of cash and shares of common stock, at our election. The initial conversion rate for the 2031 Convertible Notes is 11.4683 shares of common stock per $1,000 in principal amount of 2031 Convertible Notes, equivalent to a conversion price of approximately $87.20 per share of our common stock. The conversion rate is subject to adjustment.
As of December 31, 2025, we were in compliance with all covenants.
2031 Capped Call Transactions
In connection with the offering of the 2031 Convertible Notes, we entered into capped call transactions with certain counterparties (the “2031 Capped Call Transactions”). The 2031 Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2031 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2031 Convertible Notes. The cap price of the 2031 Capped Call Transactions is initially $136.78 per share of common stock, representing a premium of 100% above the last reported sale price of $68.30 per share of common stock on November 5, 2025, and is subject to certain adjustments under the terms of the 2031 Capped Call Transactions. As of December 31, 2025, no 2031 Capped Call Transactions had been exercised.
Pursuant to their terms, the 2031 Capped Call Transactions qualify for classification within stockholders’ equity in our consolidated balance sheets, and their fair value is not remeasured and adjusted as long as they continue to qualify for stockholders’ equity classification. We paid approximately $104.0 million for the 2031 Capped Call Transactions, including applicable transaction costs, which was recorded as a reduction to additional paid-in capital in our consolidated balance sheets. The 2031 Capped Call Transactions are separate transactions entered into by us with certain counterparties, are not part of the terms of the 2031 Convertible Notes, and do not affect any holder’s rights under the 2031 Convertible Notes. Holders of the 2031 Convertible Notes do not have any rights with respect to the 2031 Capped Call Transactions.
1.00% Convertible Notes due 2028
In August 2022, we completed the sale of $720.0 million in aggregate principal amount of 1.00% Convertible Senior Notes due 2028 (the “2028 Convertible Notes”). The net proceeds from the issuance of the 2028 Convertible Notes, after deducting the initial purchasers’ fee of $18.0 million, was approximately $702.0 million. We also incurred additional debt issuance costs totaling $1.0 million. Debt issuance costs and the initial purchasers’ fee are presented as a debt discount.
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
Notes to Consolidated Financial Statements — (Continued)
Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture for the 2028 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. As of December 31, 2025, the 2028 Convertible Notes were not convertible.
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
In connection with the offering of the 2032 Convertible Notes and 2031 Convertible Notes, we used a portion of the net proceeds of the offering to enter into privately negotiated agreement with certain holder of its outstanding 2028 Convertible Notes to repurchase their 2028 Convertible Notes for cash. In connection with the repurchases, we paid approximately $342.9 million in cash, which included a premium, inducement expense and accrued interest.
As of December 31, 2025, we were in compliance with all covenants.
2028 Capped Call Transactions
In connection with the offering of the 2028 Convertible Notes, we entered into capped call transactions with certain counterparties (the “2028 Capped Call Transactions”). The 2028 Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2028 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2028 Convertible Notes. The cap price of the 2028 Capped Call Transactions is initially $75.4075 per share of common stock, representing a premium of 75% above the last reported sale price of $43.09 per share of common stock on August 15, 2022, and is subject to certain adjustments under the terms of the 2028 Capped Call Transactions. As of December 31, 2025, no 2028 Capped Call Transactions had been exercised.
Pursuant to their terms, the 2028 Capped Call Transactions qualify for classification within stockholders’ equity in our consolidated balance sheets, and their fair value is not remeasured and adjusted as long as they continue to qualify for stockholders’ equity classification. We paid approximately $69.1 million for the 2028 Capped Call Transactions, including applicable transaction costs, which was recorded as a reduction to additional paid-in capital in our consolidated balance sheets. The 2028 Capped Call Transactions are separate transactions entered into by us with certain counterparties, are not part of the terms of the 2028 Convertible Notes, and do not affect any holder’s rights under the 2028 Convertible Notes. Holders of the 2028 Convertible Notes do not have any rights with respect to the 2028 Capped Call Transactions.
0.25% Convertible Notes due 2027
In March 2021, we completed the sale of $805.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”). The net proceeds from the issuance of the 2027 Convertible Notes, after deducting the initial purchasers’ fee of $20.1 million, was approximately $784.9 million. We also incurred additional debt issuance costs totaling $0.4 million. Debt issuance costs and the initial purchasers’ fee are presented as a debt discount.
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
Notes to Consolidated Financial Statements — (Continued)
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. As of December 31, 2025, the 2027 Convertible Notes were not convertible.
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
In connection with the offering of the 2032 Convertible Notes and 2031 Convertible Notes, we used a portion of the net proceeds of the offering to enter into privately negotiated agreement with certain holder of its outstanding 2027 Convertible Notes to repurchase their 2027 Convertible Notes for cash. In connection with the repurchases, we paid approximately $676.8 million in cash, which included a premium, inducement expense and accrued interest.
As of December 31, 2025, we were in compliance with all covenants.
1.25% Convertible Notes due 2024
In November 2019, we completed the sale of $460.0 million in aggregate principal amount of 1.25% Convertible Senior Notes due 2024 (the “2024 Convertible Notes”). The net proceeds from the issuance of the 2024 Convertible Notes, after deducting the initial purchasers’ fee of $12.7 million, was approximately $447.3 million. We also incurred debt issuance cost totaling $0.3 million. Debt issuance costs and the initial purchasers’ fee were presented as a debt discount.
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

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

Net Carrying Amounts of our Convertible Notes
The carrying amount and fair value of our Convertible Notes were as follows (in thousands).

	December 31, 2025	December 31, 2024
Principal amount
2027 Convertible Notes	$209,575	$805,000
2028 Convertible Notes	469,999	720,000
2031 Convertible Notes	750,000	—
2032 Convertible Notes	750,000	—
Total principal amount	$2,179,574	$1,525,000

Unamortized debt discount
2027 Convertible Notes	$(1,058)	$(7,518)
2028 Convertible Notes	(5,561)	(11,684)
2031 Convertible Notes	(15,108)	—
2032 Convertible Notes	(15,217)	—
Total unamortized debt discount	$(36,944)	$(19,202)

Carrying amount
2027 Convertible Notes	$208,517	$797,482
2028 Convertible Notes	464,438	708,316
2031 Convertible Notes	734,892	—
2032 Convertible Notes	734,783	—
Total carrying amount	$2,142,630	$1,505,798

Fair value based on trading levels (Level 2)
2027 Convertible Notes	$229,736	$769,218
2028 Convertible Notes	624,690	779,882
2031 Convertible Notes	755,655	—
2032 Convertible Notes	764,213	—
Total fair value of outstanding notes	$2,374,294	$1,549,100

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the components of interest expense and the effective interest rates for each of our Convertible Notes (in thousands).

	Year Ended December 31,
	2025	2024	2023
Coupon interest
2024 Convertible Notes	$—	$—	$36
2027 Convertible Notes	1,810	2,013	2,013
2028 Convertible Notes	6,860	7,200	7,200
2032 Convertible Notes	893	—	—
Total coupon interest	$9,563	$9,213	$9,249

Amortization of debt discount
2024 Convertible Notes	$—	$—	$24
2027 Convertible Notes	3,029	3,432	3,409
2028 Convertible Notes	2,980	3,118	3,073
2031 Convertible Notes	397	—	—
2032 Convertible Notes	289	—	—
Total amortization of debt discount	$6,695	$6,550	$6,506

Interest expense
2024 Convertible Notes	$—	$—	$60
2027 Convertible Notes	4,839	5,445	5,422
2028 Convertible Notes	9,840	10,318	10,273
2031 Convertible Notes	397	—	—
2032 Convertible Notes	1,182	—	—
Total interest expense	$16,258	$15,763	$15,755

Effective interest rates
2027 Convertible Notes	0.7%	0.7%	0.7%
2028 Convertible Notes	1.5%	1.5%	1.5%
2031 Convertible Notes	0.4%	—%	—%
2032 Convertible Notes	1.2%	—%	—%
Revolving Credit and Term Loan Facilities
In May 2022, we entered into a credit agreement, which was subsequently amended (i) in August 2022 (the “First Amendment”), (ii) in March 2023 (the “Second Amendment”) and (iii) in November 2025 (the “Third Amendment”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders and L/C Issuers party thereto (the credit agreement as amended by the First Amendment, the Second Amendment and the Third Amendment, the “2022 Credit Agreement”), evidencing a credit facility (the “2022 Facility”) that provides for a $750 million revolving credit facility (the “Amended Revolving Credit Facility”). The Amended Revolving Credit Facility will mature on the earlier of (a) November 5, 2030 and (b) the Springing Revolver Maturity Date (as defined in the 2022 Credit Agreement), unless the Amended Revolving Credit Facility is extended prior to such date in accordance with the 2022 Credit Agreement.
Borrowings under the Amended Revolving Credit Facility bear interest at a rate equal to an applicable margin plus: (a) the applicable Term SOFR (as defined in the Credit Agreement) rate, or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the Bank of America prime rate, (3) the Term SOFR rate for an interest period of one month plus 1.00%, and (4) 1.00%. The applicable margin for the Amended Revolving Credit Facility ranges, based on our consolidated total net leverage ratio, from 0.25% to 1.25% in the case of base rate loans and from 1.25% to 2.25% in the case of Term SOFR rate loans. In addition to paying interest on the outstanding principal under the Amended Revolving Credit

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
As of December 31, 2025, the Revolving Credit Facility was undrawn. We incurred a total of $7.3 million in third-party costs related to the 2022 Credit Agreement which are recorded as debt issuance cost within prepaid expenses and other assets in our consolidated balance sheets. As of December 31, 2025, the unamortized debt issuance cost related to the revolving credit facility was $4.6 million.

Future maturities and interest payments of long-term debt as of December 31, 2025, are as follows (in thousands):

2026	$11,841
2027	221,099
2028	481,261
2029	6,563
2030	6,563
Thereafter	1,513,125
Total minimum payments	2,240,452
Less amount representing coupon interest	(60,878)
Gross balance of long-term debt	2,179,574
Less unamortized debt discount	(36,944)
Carrying value of long-term debt	2,142,630
Less current portion of long-term debt	—
Long-term debt, less current portion and unamortized debt discount	$2,142,630

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
9.    Stockholders’ Equity
Share-based Compensation
We currently grant stock options, RSUs and PSUs under our Amended and Restated 2021 Stock Plan (“2021 Stock Plan”), which was approved by the stockholders on May 5, 2021 and provides for the grant of up to 17.8 million shares of common stock to selected employees, consultants and non-employee members of our Board of Directors as stock options, stock appreciation rights, RSUs and PSUs. Awards are subject to terms and conditions established by the Compensation Committee of our Board of Directors. During the year ended December 31, 2025, we granted share-based awards under the 2021 Stock Plan. As of December 31, 2025, 6.9 million shares were subject to outstanding awards and 8.1 million shares were available for future grants of share-based awards.
The following table summarizes share-based compensation expense included in our consolidated statements of income related to share-based awards excluding the acceleration of Elektrofi and Surf Bio equity awards (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development	$14,555	$12,985	$13,345
Selling, general and administrative	37,010	30,400	23,275
Total share-based compensation expense	$51,565	$43,385	$36,620
Share-based compensation expense by type of share-based award was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Stock options	$15,650	$16,078	$16,351
RSUs, PSUs and ESPP	35,915	27,307	20,269
Total share-based compensation expense	$51,565	$43,385	$36,620
Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized as of December 31, 2025 (in thousands, unless otherwise noted):

	December 31, 2025
	Unrecognized Expense	Remaining Weighted-Average Recognition Period ( in years)
Stock options	$31,516	2.25
RSUs	56,647	2.47
PSUs	23,426	1.95
ESPP	270	0.34
ESPP. In February 2021, our Board of Directors approved our 2021 ESPP and our stockholders approved the plan in May 2021. The 2021 ESPP enables eligible employees to purchase shares of our common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Share purchases are funded through payroll deduction of at least 1% and up to 15% of an employee’s compensation for each payroll period, and no employee may purchase shares under the 2021 ESPP that exceeds $25,000 worth of our common stock for a calendar year. As of December 31, 2025, 2,516,896 shares were available for future purchase. The offering period is generally for a six-month period and the first offering period commenced on June 16, 2021. Offering periods shall commence on or about the sixteenth day of June and December of each year and end on or about the fifteenth day of the next December and June, respectively, occurring thereafter. During the twelve months ended December 31, 2025, 42,698 shares were issued pursuant to the 2021 ESPP.

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
A summary of our stock option award activity as of and for the year ended December 31, 2025 is as follows:

	Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2024	5,476,206	$31.83
Granted	781,657	46.71
Exercised	(1,122,386)	24.91
Canceled/forfeited	(276,344)	44.62
Outstanding as of December 31, 2025	4,859,133	35.10	5.90	$70.5
Vested and expected to vest as of December 31, 2025	4,859,133	35.10	5.90	70.5
Exercisable as of December 31, 2025	3,371,956	$30.87	4.82	$58.5
The weighted average grant date fair value of options granted during the years ended December 31, 2025, 2024 and 2023 was $29.52 per share, $17.75 per share and $17.72 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was approximately $46.3 million, $31.4 million and $13.7 million, respectively. Cash received from stock option exercises for the years ended December 31, 2025, 2024 and 2023 was approximately $28.0 million, $32.7 million and $10.0 million, respectively.
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

	Year Ended December 31,
	2025	2024	2023
Expected volatility	39.68 - 42.14%	40.01 - 42.13%	39.68 - 40.82%
Average expected term (in years)	4.8	5.0	4.8
Risk-free interest rate	3.67 - 4.34%	3.65 - 4.70%	3.37 - 4.72%
Expected dividend yield	—	—	—

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
Restricted Stock Units. A RSU is a promise by us to issue a share of our common stock upon vesting of the unit. RSUs will generally vest at the rate of one-fourth of the shares on each anniversary of the date of grant.
The following table summarizes our RSU activity during the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2024	1,398,776	$42.43
Granted	772,787	60.04
Vested	(459,420)	42.53
Forfeited	(190,237)	47.59
Outstanding as of December 31, 2025	1,521,906	$50.69	1.33	$72.8
The estimated fair value of the RSUs was based on the closing market value of our common stock on the date of grant. The total grant date fair value of RSUs vested during the years ended December 31, 2025, 2024 and 2023 was approximately $19.5 million, $15.5 million and $12.9 million, respectively. The fair value of RSUs vested during the years ended December 31, 2025, 2024 and 2023 was approximately $26.8 million, $16.5 million and $18.3 million, respectively.
Performance Stock Units. A PSU is a promise by us to issue a share of our common stock upon achievement of a specific performance condition.
The following table summarizes our PSU activity during the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	482,403	$46.64
Granted	442,868	49.05
Vested	(154,032)	41.79
Forfeited	(55,096)	53.70
Outstanding as of December 31, 2025	716,143	$48.63
The estimated fair value of the PSUs was based on the closing market value of our common stock on the date of grant. The fair value of PSUs vested during the years ended December 31, 2025, 2024 and 2023 was $9.0 million, $1.6 million and $0.2 million, respectively.
Share Repurchases
In December 2021, our Board of Directors authorized a capital return program to repurchase up to $750.0 million of our outstanding common stock over a three-year period which we completed in June 2024. A total of 19.1 million shares were repurchased over the three-year period at an average price per share of $39.31.
In February 2024, our Board of Directors authorized a new capital return program to repurchase up to $750.0 million of our outstanding common stock. In December 2024, we entered into an Accelerated Share Repurchase (“ASR”) agreement with Bank of America, N.A. to repurchase $250.0 million of our outstanding common stock. Pursuant to the agreement, at the inception of the ASR, we paid $250.0 million to Bank of America, N.A. and took initial delivery of 4.2 million shares, representing approximately 80 percent of the total shares to be repurchased under the ASR agreement measured based on the closing price of our common stock on the transaction trade date. In March 2025, we finalized the ASR transaction resulting in a total repurchase of 4.7 million shares at an average price of $53.95 per share.

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
In May 2025, we announced a second $250.0 million share repurchase under the $750.0 million approved program from February 2024. The second $250.0 million share repurchase was completed in June 2025, resulting in a total purchase of 4.8 million shares at an average price of $52.09 per share.
In June 2025, we initiated the third $250.0 million share repurchase tranche under the $750.0 million approved program from February 2024. As of December 31, 2025, $92.3 million has been used to repurchase approximately 1.7 million shares at an average price of $52.89 per share.
We had the following share repurchase activity under the approved share repurchase program (in thousands, except share and per share amounts):

	2025
	Total Number of Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost
First quarter(1)	452,453	$53.95	$24,410
Second quarter(2)	5,818,338	52.16	303,490
Third quarter(2)	725,514	53.59	38,882
Fourth quarter	—	—	—
	6,996,305	$52.42	$366,782
(1) The shares we repurchased during the first quarter are part of the ASR initiated in December 2024.
(2) Included in the total cost of shares purchased is a commission fee of $0.02 per share.
All shares repurchased under our capital return programs have been retired and have resumed their status of authorized and unissued shares.

Table of Contents	Halozyme Therapeutics, Inc.
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
A reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator
Net income	$316,889	$444,091	$281,594
Denominator
Weighted average common shares outstanding for basic earnings per share	119,840	126,827	131,927
Dilutive potential common stock outstanding
Stock options	2,077	1,827	1,824
RSUs, PSUs and ESPP	969	696	388
Convertible Notes	1,018	74	58
Weighted average common shares outstanding for diluted earnings per share	123,904	129,424	134,197
Earnings per share
Basic	$2.64	$3.50	$2.13
Diluted	$2.56	$3.43	$2.10
Shares which have been excluded from the calculation of diluted earnings per common share because their effect was anti-dilutive include the following (shares in millions):

	Year Ended December 31,
	2025	2024	2023
Anti-dilutive securities(1)	24.6	26.1	27.8
(1)    The anti-dilutive securities include outstanding stock options, unvested RSUs, unvested PSUs, common shares expected to be issued under our ESPP and Convertible Notes.

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
11.    Commitments and Contingencies
Operating Leases
Our properties consist of leased office, laboratory, warehouse and assembly facilities. Our administrative offices and research facilities are located in San Diego, California. We also lease a building in Minnetonka, Minnesota consisting of office, assembly operations, and warehousing space, two leased buildings in Boston, Massachusetts consisting of office and lab space and have a small leased administrative office in Ewing, New Jersey. We lease an aggregate of approximately 196,000 square feet of space. We pay a pro rata share of operating costs, insurance costs, utilities and real property taxes. Additionally, we lease certain office equipment and vehicles under operating leases. Total rent expense was approximately $9.4 million, $8.6 million and $9.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Approximate annual future minimum operating lease payments as of December 31, 2025 are as follows (in thousands):

Year	Operating Leases
2026	$11,277
2027	9,005
2028	7,857
2029	6,271
2030	5,334
Thereafter	747
Total minimum lease payments	40,491
Less imputed interest	(5,922)
Total	$34,569
The weighted-average remaining lease term of our operating leases is approximately 4.16 years.
Legal Contingencies
From time to time, we may be involved in disputes, including litigation, relating to claims arising out of operations in the normal course of our business. Any of these claims could subject us to costly legal expenses and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our consolidated statements of income and balance sheets. Additionally, any such claims, whether or not successful, could damage our reputation and business. We currently are not a party to any legal proceedings, the adverse outcome of which, in our opinion, individually or in the aggregate, would have a material adverse effect on our consolidated statements of income or balance sheets.

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
12.    Income Taxes
Total income before income tax expense summarized by region was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$467,527	$557,852	$348,828
Foreign	(652)	(720)	(499)
Income before income tax expense	$466,875	$557,132	$348,329
Significant components of our net deferred tax assets (liabilities) were as follows (in thousands).

	December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforwards	$60,853	$20,736
Capped call transactions	46,806	—
Research and development and credits	22,308	17,868
Share-based compensation	9,960	6,567
ASC 842 lease liability	7,927	7,126
Capitalized research expense	5,370	30,253
Inventory related reserves	19,691	19,867
Other, net	16,949	4,206
Total deferred tax assets	189,864	106,623
Valuation allowance for deferred tax assets	(878)	(2,363)
Deferred tax assets, net of valuation allowance	188,986	104,260
Deferred tax liabilities
Non-deductible book amortization	(217,883)	(89,247)
ASC 842 right of use asset	(8,589)	(7,882)
Other, net	(5,438)	(3,276)
Total deferred tax liabilities	(231,910)	(100,405)
Net deferred tax (liabilities) asset	$(42,924)	$3,855
A valuation allowance of $0.9 million and $2.4 million has been established to offset the net DTAs as of December 31, 2025 and 2024, respectively, as realization of such assets is uncertain.
On a periodic basis, we reassess the valuation allowance of our DTAs, weighing all positive and negative evidence, to assess if it is more-likely-than-not that some or all our DTAs will be realized. After assessing both positive and negative evidence, we determined that it was more likely than not that our DTAs would be realized except for certain deferred tax assets associated with net operating losses in foreign jurisdictions where we do not expect benefit.

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
Income tax expense (benefit) was comprised of the following components (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current - federal	$137,708	$98,139	$24,963
Current - state	16,741	13,762	5,717
Deferred - federal	(4,769)	1,815	34,037
Deferred - state	306	(675)	2,018
Total income tax expense	$149,986	$113,041	$66,735
The provision for income taxes on earnings subject to income taxes differs from the statutory federal income tax rate due to the following (dollars in thousands):

	Year Ended December 31,
	2025		2024		2023
	Dollar	Percent	Dollar	Percent	Dollar	Percent
U.S. federal statutory tax expense and rate	$98,044	21.00%	$116,998	21.00%	$73,254	21.00%
State and local income taxes, net of federal income tax effect(1)	13,252	2.84%	10,963	1.97%	4,134	1.19%
Foreign tax effects	137	0.03%	151	0.03%	105	0.03%
Effect of cross-border tax laws
Foreign-derived intangible income	(22,921)	(4.91)%	(19,644)	(3.53)%	(11,989)	(3.44)%
Tax credits
Research and development tax credits	(1,840)	(0.39)%	(1,457)	(0.27)%	(4,394)	(1.26)%
Changes in valuation allowances	(1,498)	(0.32)%	96	0.02%
Nontaxable or non-deductible items
Non-deductible acquired IPR&D	59,826	12.81%	—	—%	—	—%
Other	5,458	1.17%	1,942	0.35%	2,605	0.75%
Changes in unrecognized tax benefits	655	0.14%	2,610	0.47%	455	0.13%
Other adjustments	(1,127)	(0.24)%	1,382	0.25%	2,565	0.73%
Income tax expense and effective income tax rate	$149,986	32.13%	$113,041	20.29%	$66,735	19.13%
(1) State taxes in NY, NJ, MN, PA, CA and MA made up the majority (greater than 50%) of the tax effect in this category.
As of December 31, 2025, our unrecognized tax benefit and uncertain tax positions were $26.9 million, of which $25.7 million will impact the effective tax rate when resolved. Interest and/or penalties related to uncertain income tax positions are recognized by us as a component of income tax expense. For the years ended December 31, 2025, 2024 and 2023, we recognized an immaterial amount of interest and penalties.

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2025	2024	2023
Gross unrecognized tax benefits, beginning of period	$24,519	$21,918	$19,482
Increases in tax positions for current year	702	612	791
Increases in tax positions for prior years	244	2,181	1,645
Increases in tax positions related to business acquisition	1,418	—	—
Decreases in tax positions for prior years and lapse in statute of limitations	(18)	(192)	—
Gross unrecognized tax benefits, end of period	$26,865	$24,519	$21,918
As of December 31, 2025, we had U.S. federal, California, Massachusetts and other state net operating loss carryforwards of approximately $145.6 million, $236.5 million, $139.2 million and $60.6 million, respectively. The U.S. federal net operating loss will carry forward indefinitely until utilized. State net operating losses will begin to expire in 2029 unless previously utilized.
As of December 31, 2025, we had U.S. federal, California and Massachusetts research and development tax credit carryforwards of approximately $4.9 million, $25.1 million and $2.5 million, respectively. The U.S. federal research and development tax credits will begin to expire in 2040 unless previously utilized. The California research and development tax credits will carry forward indefinitely until utilized. The Massachusetts research and development tax credits will begin to expire in 2036 unless previously utilized.
Pursuant to Internal Revenue Code Section 382, the annual use of the net operating loss carryforwards and research and development tax credits could be limited by any greater than 50% ownership change during any three-year testing period. As a result of any such ownership change, portions of our net operating loss carryforwards and research and development tax credits are subject to annual limitations. We completed an updated Section 382 analysis regarding the limitation of the net operating losses and research and development credits as of the acquisition of Antares and Elektrofi. Based upon the analysis, we determined that ownership changes occurred in prior years; however, the annual limitations on net operating loss and research and development tax credit carryforwards will not have a material impact on the future utilization of such carryforwards.
We do not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiary as it is our intention to utilize those earnings in the foreign operations for an indefinite period of time. As of December 31, 2025 and 2024, there were no undistributed earnings in foreign subsidiaries.
We are subject to taxation in the U.S. and in various state and foreign jurisdictions. Our tax years for 2008 and forward are subject to examination by the U.S. federal and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits.
Income taxes paid, net of refunds, are as following (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S. Federal	$119,100	$65,000	$22,621
State
Pennsylvania(1)	—	—	3,320
All other states	15,541	15,618	5,815
Total income taxes paid, net of refunds	$134,641	$80,618	$31,756
(1)    Jurisdiction in which income taxes paid, net of refunds, exceeded 5% of the total income taxes paid, net of refunds. The amount of income taxes paid, net of refunds, during the years ended December 31, 2024 and December 31, 2025 did not meet the 5% disaggregation threshold, and therefore, is included in “All other states.”

Table of Contents	Halozyme Therapeutics, Inc.
Notes to Consolidated Financial Statements — (Continued)
13.    Employee Savings Plan
We have an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate, provided they meet the requirements of the plan. We are not required to make matching contributions under the plan. However, we voluntarily contributed to the plan approximately $3.6 million, $3.3 million and $3.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Table of Contents	Halozyme Therapeutics, Inc.

Schedule II - Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Acquired	Additions	Deductions	Balance at End of Period
For the year ended December 31, 2025
Accounts receivable allowances (1)	$8,737	$—	$64,702	$(63,833)	$9,606
For the year ended December 31, 2024
Accounts receivable allowances (1)	$6,747	$—	$54,090	$(52,100)	$8,737
For the year ended December 31, 2023
Accounts receivable allowances (1)	$1,914	$—	$49,596	$(44,763)	$6,747
(1)Allowances are for chargebacks, prompt payment discounts and distribution fees related to proprietary product sales.