Form 10-Q
period 2026-03-31
HALOZYME THERAPEUTICS, INC.
filed 2026-05-11
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares (in thousands) of the registrant’s common stock, par value $0.001 per share, was 118,613 as of April 30, 2026.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$309,749	$133,820
Marketable securities, available-for-sale	8,873	9,000
Accounts receivable, net and contract assets	457,989	441,273
Inventories	155,467	176,475
Prepaid expenses and other current assets	70,958	64,639
Total current assets	1,003,036	825,207
Property and equipment, net	82,230	82,137
Prepaid expenses and other assets	50,915	53,551
Goodwill	582,323	580,360
Intangible assets, net	951,955	981,467
Restricted cash	2,260	2,601
Total assets	$2,672,719	$2,525,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,098	$20,899
Accrued expenses	140,369	156,193
Current portion of long-term debt, net	208,743	—
Total current liabilities	363,210	177,092
Long-term debt, net	1,935,896	2,142,630
Other long-term liabilities	106,448	113,863
Deferred tax liabilities, net	47,529	42,924
Total liabilities	2,453,083	2,476,509
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 118,523 and 117,782 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	118	118
Additional paid-in capital	27,386	12,002
Accumulated other comprehensive loss	(12,703)	(18,092)
Retained earnings	204,835	54,786
Total stockholders’ equity	219,636	48,814
Total liabilities and stockholders’ equity	$2,672,719	$2,525,323
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenues
Royalties	$240,681	$168,192
Product sales, net	130,424	78,041
Revenues under collaborative agreements	5,603	18,628
Total revenues	376,708	264,861
Operating expenses
Cost of sales	79,238	48,403
Amortization of intangibles	29,512	17,762
Research and development	25,560	14,799
Selling, general and administrative	57,881	42,362
Total operating expenses	192,191	123,326
Operating income	184,517	141,535
Other income (expense)
Investment and other income, net	1,318	6,818
Interest expense	(5,508)	(4,525)
Income before income tax expense	180,327	143,828
Income tax expense	30,278	25,733
Net income	$150,049	$118,095

Earnings per share
Basic	$1.27	$0.96
Diluted	$1.22	$0.93

Weighted average common shares outstanding
Basic	118,144	123,215
Diluted	122,875	126,644
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income	$150,049	$118,095
Other comprehensive income
Unrealized (loss) gain on marketable securities, net	(3)	189
Foreign currency translation adjustment	45	—
Unrealized gain (loss) on derivative instruments, net	4,022	(7,223)
Realized loss (gain) on derivative instruments, net	1,325	(208)
Comprehensive income	$155,438	$110,853
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Operating activities
Net income	$150,049	$118,095
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	16,637	10,673
Depreciation and amortization	4,221	2,687
Amortization of intangible assets	29,512	17,762
Amortization of debt discount	2,245	1,846
Accretion of premium on marketable securities, net	(30)	(1,709)
Lease payments recognized	214	253
Deferred income taxes	3,428	(2,858)
Changes in operating assets and liabilities
Accounts receivable, net and contract assets	(19,547)	3,834
Inventories	27,379	(586)
Prepaid expenses and other assets	(9,108)	(4,995)
Accounts payable and accrued expenses	(24,922)	9,219
Net cash provided by operating activities	180,078	154,221
Investing activities
Purchases of marketable securities	(8,846)	(139,639)
Proceeds from sales and maturities of marketable securities	9,000	50,167
Proceeds from working capital adjustments on acquisition	710	—
Purchases of property and equipment	(3,741)	(950)
Net cash used in investing activities	(2,877)	(90,422)
Financing activities
Taxes paid related to net share settlement, net of proceeds from issuance of common stock under equity incentive plans	(1,613)	(3,321)
Net cash used in financing activities	(1,613)	(3,321)
Net increase in cash and cash equivalents	175,588	60,478
Cash and cash equivalents at beginning of period	136,421	115,850
Cash and cash equivalents at end of period	$312,009	$176,328

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$309,749	$176,328
Restricted cash	2,260	—
Total cash, cash equivalents and restricted cash	$312,009	$176,328

Supplemental disclosure of non-cash investing and financing activities
Amounts accrued for purchases of property and equipment	$1,747	$488
Right-of-use assets obtained in exchange for lease obligation	$170	$95
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2025	117,782	$118	$12,002	$(18,092)	$54,786	$48,814
Share-based compensation expense	—	—	16,997	—	—	16,997
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net	741	—	(1,613)	—	—	(1,613)
Other comprehensive income	—	—	—	5,389	—	5,389
Net income	—	—	—	—	150,049	150,049
BALANCE AS OF MARCH 31, 2026	118,523	$118	$27,386	$(12,703)	$204,835	$219,636

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2024	123,138	$123	$—	$3,829	$359,869	$363,821
Share-based compensation expense	—	—	10,673	—	—	10,673
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net	484	—	(3,321)	—	—	(3,321)
Repurchase of common stock	(452)	—	244		—	244
Other comprehensive loss	—	—	—	(7,242)	—	(7,242)
Net income	—	—	—	—	118,095	118,095
BALANCE AS OF MARCH 31, 2025	123,170	$123	$7,596	$(3,413)	$477,964	$482,270
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Organization and Business
Halozyme Therapeutics, Inc. is a biopharmaceutical company advancing disruptive solutions to improve patient experiences and outcomes for emerging and established therapies.
As the innovators of ENHANZE® drug delivery technology (“ENHANZE”) with our proprietary enzyme, rHuPH20, our commercially validated solution is used to facilitate the subcutaneous (“SC”) delivery of injected drugs and fluids, with the goal of improving the patient experience with rapid SC delivery and reduced treatment burden. We license our technology to biopharmaceutical companies to collaboratively develop products that combine ENHANZE with our partners’ proprietary compounds. We are also developing partner products with Hypercon™ drug delivery technology (“Hypercon technology”) and developing Surf Bio’s drug delivery technology to expand the breadth of our drug delivery technology portfolio. Hypercon technology is an innovative microparticle technology that has been demonstrated in non-clinical testing to enable hyperconcentration of drugs and biologics and reduce the injection volume for the same dosage and potentially expanding opportunities for at-home and health care provider administration. The Surf Bio hyperconcentration technology has similarly been demonstrated in non-clinical studies to achieve biologic concentrations of up to 500 mg/mL, for potential delivery in a single auto-injector shot for at-home or in a health care provider’s office use. We also develop, manufacture and commercialize, for ourselves or with our partners, drug-device combination products using our advanced auto-injector technologies that are designed to provide commercial or functional advantages such as improved convenience, reliability and tolerability, and enhanced patient comfort and adherence.
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
We currently have ENHANZE collaborations and licensing agreements with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Takeda Pharmaceuticals International AG and Baxalta US Inc. (“Takeda”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol Myers Squibb Company (“BMS”), argenx BVBA (“argenx”), ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”), Chugai Pharmaceutical Co., Ltd. (“Chugai”), Acumen Pharmaceuticals, Inc. (“Acumen”), Merus N.V. (“Merus”), Skye Bioscience, Inc. (“Skye Bioscience”) and GlaxoSmithKline plc (“GSK”). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales-based milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently earn royalties from the sales of ten commercial products including sales of five commercial products from the Roche collaboration, two commercial products from the Janssen collaboration and one commercial product from each of the Takeda, argenx and BMS collaborations.
Through our recent acquisition of Elektrofi, Inc. (“Elektrofi”), subsequently renamed Halozyme Hypercon, Inc. (“Hypercon”), we have Hypercon collaboration and license agreements with Janssen, Lilly, argenx, Vertex Pharmaceuticals Incorporated (“Vertex”) and Oruka Therapeutics, Inc. (“Oruka”). In addition to receiving upfront license fees from our Hypercon collaborations, we are entitled to receive event and sales-based milestone payments and royalties from commercial sales for approved partner products co-formulated with Hypercon.

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

2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared for purposes of and in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 17, 2026. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Operating results for interim periods are not necessarily indicative of the operating results for an entire fiscal year.
The accompanying condensed consolidated financial statements include the accounts of Halozyme Therapeutics, Inc. and our wholly owned subsidiaries, Halozyme, Inc., Antares Pharma, Inc., Antares Pharma, Inc.’s two wholly-owned Swiss subsidiaries, Antares Pharma IPL AG and Antares Pharma GmbH, Halozyme Hypercon, Inc., Halozyme Hypercon, Inc.’s wholly-owned subsidiary, Elektrofi Security Corp., and Halozyme Surf Bio, Inc. All intercompany accounts and transactions have been eliminated.
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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, which mature within 90 days or less from the date of purchase. As of March 31, 2026, our cash and cash equivalents consisted of money market funds, bank certificate of deposits and demand deposits at commercial banks.
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
Restricted Cash
Under the terms of the leases of our facilities and other agreements, we are required to maintain letters of credit as security deposits during the terms of such leases. At March 31, 2026, restricted cash of $2.3 million was pledged as collateral for the letters of credit and other agreements.
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

Our financial instruments include cash equivalents, available-for-sale marketable securities, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, long-term debt and contingent liabilities. Fair value estimates of these instruments are made at a specific point in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. The carrying amount of cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.
As of March 31, 2026, our available-for-sale marketable securities consisted of United States (“U.S.”) Treasury securities, and were measured at fair value using Level 1. Level 2 financial instruments are valued using market prices on less active markets and proprietary pricing valuation models with observable inputs, including interest rates, yield curves, maturity dates, issue dates, settlement dates, reported trades, broker-dealer quotes, issue spreads, benchmark securities or other market related data. We obtain the fair value of Level 2 investments from our investment manager, who obtains these fair values from a third-party pricing source. We validate the fair values of Level 2 financial instruments provided by our investment manager by comparing these fair values to a third-party pricing source.
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
In accordance with the hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and are highly effective in offsetting changes to future cash flows on hedged transactions. Both at inception of the hedge and on an ongoing basis, we assess whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If we determine a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, we would discontinue hedge accounting treatment prospectively. We measure effectiveness based on the change in fair value of the forward currency forward contract and the fair value of the hypothetical foreign currency forward contract with terms that match the critical terms of the risk being hedged. No portion of our foreign currency forward contracts were excluded from the assessment of hedge effectiveness. As of March 31, 2026, all hedges were determined to be highly effective.
The assets or liabilities associated with our hedging contracts are recorded at fair market value in prepaid expense and other current assets, prepaid expenses and other assets, accrued expenses, or other long-term liabilities, respectively, in our condensed consolidated balance sheets. Gains and losses related to changes in the fair market value of these hedging contracts are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) within stockholder’s equity in our condensed consolidated balance sheets and reclassified to royalty revenue in our condensed consolidated statements of income in the same period as the recognition of the underlying hedged transaction. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, within the defined hedge period, we reclassify the gains or losses on the related cash flow hedge from AOCI to royalties revenue in our condensed consolidated statements of income. Settlements from the cash flow hedge are included in operating activities on the condensed consolidated statements of cash flows. Since the fair market value of these hedging contracts is derived from current market rates, the hedging contracts are classified as derivative financial instruments. We do not use derivatives for speculative or trading purposes. As of March 31, 2026, the amount expected to be recognized as a net loss out of AOCI into our condensed consolidated statements of income during the next 12 months is $6.2 million.
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
Asset Acquisitions
We evaluate acquisitions of assets and other similar transactions to assess whether the transaction should be accounted for as a business combination or asset acquisition by first applying a test to determine if substantially all of the fair value of the gross assets acquired is concentrated into a single identifiable asset or group of similar identifiable assets. If the test is met, we account for the transaction as an asset acquisition by recognizing net assets based on the consideration paid, which includes transaction costs, on a relative fair value basis. In an asset acquisition where the cost allocated to acquire in-process research and development (“IPR&D”) has no alternative future use, we immediately recognize the cost of the acquired IPR&D on our condensed consolidated statements of income. In an asset acquisition, contingent consideration is not recognized as of the acquisition date but instead is recognized as part of the cost of the assets acquired at the time the consideration is paid.
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
We perform our goodwill impairment analysis at the reporting unit level, which is one level below our reporting and operating segment structure. We assigned goodwill to reporting units at the time of acquisition. During the goodwill impairment review, we assess qualitative factors to determine whether it is more likely than not that the fair values of our reporting unit is less than the carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and our overall financial performance. If, after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair value of our reporting unit is less than the carrying amounts, then no additional assessment is deemed necessary. Otherwise, we proceed to compare the estimated fair value of the reporting unit with the carrying value, including goodwill. If the carrying amount of the reporting unit exceeds the fair value, we record an impairment loss based on the difference. We may elect to bypass the qualitative assessment in a period and proceed to perform the quantitative goodwill impairment test.
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
Our identifiable intangible assets with finite useful lives are typically comprised of acquired technologies, customer relationships, and product rights. The cost of identifiable intangible assets with finite lives is generally amortized on a straight-line basis over the assets’ respective estimated useful lives.
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
ENHANZE and Device Royalties
Under the terms of our ENHANZE collaboration and license agreements, our partners will pay us royalties at an on average mid-single digit percent rate of their sales if products under the collaboration are commercialized. All amounts owed to us are noncancelable after the underlying triggering event occurs, and nonrefundable once paid. Unless terminated earlier in accordance with its terms, collaborations generally continue in effect until the last to expire royalty payment term, as determined on a product by product and country by country basis, with each royalty term starting on the first commercial sale of that product and ending the later of: (i) a specified period or term set forth in the agreement or (ii) expiration of the last to expire of the valid claims of our patents covering rHuPH20 or other specified patents developed under the collaboration which valid claim covers a product developed under the collaboration. In general, when there are no valid claims of a specified patent developed under the collaboration covering the product in a given country, the royalty rate is reduced for those sales in that country upon the expiration of our patents covering rHuPH20. Janssen’s patents covering the SC formulation of DARZALEX (“DARZALEX SC”) do not impact the timing for this royalty reduction. Partners may terminate the agreement prior to expiration for any reason in its entirety or on a target-by-target basis generally upon 90 days prior written notice to us. Upon any such termination, the license granted to partners (in total or with respect to the terminated target, as applicable) will terminate provided; however, that in the event of expiration of the agreement (as opposed to a termination), the on-going licenses granted may become perpetual, non-exclusive and fully paid. Sales-based milestones and royalties are recognized in the period the underlying sales or milestones occur. We do not receive final royalty reports from our ENHANZE partners until after we complete our financial statements for a prior quarter. Therefore, we recognize revenue based on estimates of the royalty earned, which are based on internal estimates and available preliminary reports provided by our partners. We will record adjustments in the following quarter, if necessary, when final royalty reports are received. To date, we have not recorded any material adjustments.
We also earn royalties in connection with our licenses granted under license and development arrangement with our device partner. These royalties are based upon a percentage of commercial sales of partnered products with rates ranging from mid-single digits to low double digits and are tiered based on levels of net sales. These sales-based royalties, for which the license was deemed the predominant element to which the royalties relate, are estimated and recognized in the period in which the partners’ commercial sales occur. The royalties are generally reported and payable to us within 45 to 60 days after the end of the period in which the commercial sales are made. We base our estimates of royalties earned on actual sales information from our partners when available or estimated prescription sales from external sources and estimated net selling price. We will record adjustments in the following quarter, if necessary, when final royalty reports are received. To date, we have not recorded any material adjustments.
Revenue under ENHANZE, Device and Hypercon Technology Collaborative Agreements
ENHANZE Collaboration and License Agreements
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
Hypercon Technology Collaboration and Licensing Agreements
We have several collaboration and license agreements with collaboration partners who are attempting to formulate Hypercon technology with their existing drugs to develop an additional administrative option. The collaboration partner is responsible for all development, manufacturing, clinical, regulatory, sales and marketing costs for any products developed under the agreement; however, the agreement also includes Hypercon performing certain research and development (“R&D”) services to support the collaboration partner in their efforts. We assessed the nature of the promised goods and services in the contract which includes the license of the Hypercon technology representing a functional license of intellectual property to our customers, R&D services, and manufacturing technology transfer. These promises are not capable of being distinct performance obligations at this time due to the exclusive proprietary know-how and certain regulatory requirements associated with the manufacturing of the product. The collaboration partner simultaneously receives and consumes the benefits of the combined performance obligations as data is generated to support regulatory approval submissions. A significant component of the cost of R&D relates to our clinical trial research consultants, who are assisting with the monitoring of the Hypercon technology to ensure the successful combination of the Hypercon technology with the collaboration partner’s drug.
The agreements include milestone payments, royalties, and an initial upfront payment. This upfront payment was received from the collaboration partner upon inception of the agreement and recorded as deferred revenue to be recognized as we perform certain R&D services to support the collaboration partner in their efforts to successfully combine Hypercon technology with previously developed products. While the services are being provided, we allocate a portion of each deferred payment to the individual drug targets. Revenue is then recognized based upon the expected costs to complete as a percentage of the budget. These agreements are designed in a way that the R&D services are being completed in partnership with the collaboration partner at the approximate costs; therefore, the deferred revenue is being recognized as the work is completed for each partner’s drug. We may incur additional expenses outside of the R&D contract which are invoiced and recognized separately from the upfront payment. Deferred revenue associated with a target that has not been identified or no work has been performed is classified as other long-term liabilities on the condensed consolidated balance sheets. Deferred revenue for expenses expected to be incurred within the next 12 months are classified as accrued expenses on the condensed consolidated balance sheets.
Device License, Development and Supply Arrangements
We have license, development and supply arrangements with pharmaceutical partners, under which we grant a license to our device technology and provide research and development services that often involve multiple performance obligations and highly-customized deliverables. For such arrangements, we identify each of the promised goods and services within the contract and the distinct performance obligations at inception of the contract and allocate consideration to each performance obligation based on relative SSP, which is generally determined based on the expected cost plus mark-up.
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
Devices
We are party to license, development, supply and distribution arrangements with pharmaceutical partners, under which we produce and are the exclusive supplier of certain products, devices and/or components. We recognize revenue from the sale of certain products, devices and/or components as product sales and related costs of sales at the point in time in which control is transferred to the customer, which is typically upon shipment of the goods to our partner. Sales terms and pricing are governed by the respective supply and distribution agreements, and there is generally no right of return. We provide a standard warranty that the product conforms to specifications. We use contract manufacturers to produce certain products, devices and/or components, and have concluded we are the principal in the sales to partners. Revenue is recognized at the transaction price, which includes the contractual per unit selling price. Allocation of the transaction price to individual quantities of the product is usually not required because each order contains only one type of product.
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
Income Taxes
We provide for income taxes using the liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis at each reporting period. We measure deferred tax assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse. Significant judgment is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and any associated valuation allowances recorded against our net deferred tax assets. Deferred tax assets (“DTA”) and other tax benefits are recorded when they are more likely than not to be realized. On a quarterly basis, we assess the need for valuation allowance on our DTAs, weighing all positive and negative evidence, to assess if it is more-likely-than-not that some or all of our DTAs will be realized. We recorded a provision for income tax of $30.3 million with an effective tax rate of 16.8% for the three months ended March 31, 2026. The difference between our effective tax rates and the U.S. federal statutory rate of 21% is primarily due to decreases from share-based compensation windfall tax benefit, Foreign Derived Deduction Eligible Income benefit, and research and development credit generation, partially offset by state income tax and Section 162(m) disallowance.
Segment Information
We generate revenues from payments received (i) as royalties from licensing our ENHANZE technology and other royalty arrangements, (ii) under collaborative agreements with our partners and (iii) from sales of our proprietary and partnered products. There are no intra-entity sales or transfers. We operate our business in one operating segment, which includes all activities related to the research, development and commercialization of our proprietary enzymes, devices, Hypercon technology and the Surf Bio technology. This operating segment also includes revenues and expenses related to (i) research and development and manufacturing activities conducted under our collaborative agreements with third parties, (ii) product sales of proprietary and partnered products and (iii) associated selling, general and administrative expenses.
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

	Amounts recognized as of acquisition date (as initially reported)	Measurement period adjustments (3)	Amounts recognized as of March 31, 2026 (as adjusted)
Assets acquired
Cash and cash equivalents	$84,427	$710	$85,137
Accounts receivable, net	4,755	(2,831)	1,924
Prepaid expenses and other current assets	879	—	879
Total current assets	90,061	(2,121)	87,940
Property and equipment, net	7,338	—	7,338
Operating lease right-of-use assets	8,441	—	8,441
Goodwill (1)	163,539	1,963	165,502
Intangible assets	705,000	—	705,000
Other assets	182	—	182
Total assets acquired	$974,561	$(158)	$974,403
Liabilities assumed
Accounts payable	$(929)	$—	$(929)
Accrued expenses and other current liabilities	(26,803)	158	(26,645)
Deferred revenue, current	(5,674)	—	(5,674)
Operating lease liabilities, current	(3,440)	—	(3,440)
Other current liabilities	(51)	—	(51)
Total current liabilities	(36,897)	158	(36,739)
Deferred revenue, net of current portion	(19,974)	—	(19,974)
Operating lease liabilities, net of current portion	(4,484)	—	(4,484)
Other liabilities (2)	(102,816)	—	(102,816)
Total liabilities assumed	$(164,171)	$158	$(164,013)

Net assets acquired	810,392	—	810,392
Less cash acquired	(84,427)	(710)	(85,137)
Total purchase price, net of cash acquired	$725,965	$(710)	$725,255
(1)    Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected synergies of the combined operations and the assembled workforce acquired in the acquisition. Goodwill recognized as a result of the acquisition is not expected to be deductible for tax purposes.
(2)    Includes $102.8 million of deferred tax liabilities.
(3) The measurement period adjustments have been recorded to reflect facts and circumstances that existed as of the acquisition date.

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

4.    Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$8,878	$—	$(5)	$8,873
Total marketable securities, available-for-sale	$8,878	$—	$(5)	$8,873

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$9,002	$—	$(2)	$9,000
Total marketable securities, available-for-sale	$9,002	$—	$(2)	$9,000
As of March 31, 2026, all available-for-sale marketable securities with a fair market value of $8.9 million were in an immaterial gross unrealized loss position. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of March 31, 2026 because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
The estimated fair value of our contractual maturities of available-for-sale debt securities were as follows (in thousands):

	March 31, 2026	December 31, 2025
	Estimated Fair Value
Due within one year	$8,873	$9,000
Due after one year but within five years	—	—
Total estimated fair value of available-for-sale securities	$8,873	$9,000
The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2026			December 31, 2025
	Level 1	Level 2	Total Estimated Fair Value	Level 1	Level 2	Total Estimated Fair Value
Assets
Cash equivalents
Money market funds	$509	$—	$509	$175	$—	$175

Available-for-sale marketable securities
U.S. treasury securities	8,873	—	8,873	9,000	—	9,000
Derivative instruments
Currency hedging contracts (1)	—	740	740	—	—	—
Total assets measured at fair value	$9,382	$740	$10,122	$9,175	$—	$9,175

Liabilities
Derivative instruments
Currency hedging contracts (1)	$—	$17,106	$17,106	$—	$22,891	$22,891
(1) Based on observable market transactions of spot currency rates, forward currency rates or equivalently-termed instruments. Carrying amounts of the financial assets and liabilities are equal to the fair value. As of March 31, 2026, the derivative assets recorded within prepaid expenses and other current assets and prepaid expenses and other assets in our consolidated balance sheets were $0.4 million and $0.3 million, respectively. The derivative liabilities recorded within accrued expenses and other long-term liabilities in our condensed consolidated balance sheets were $6.6 million and $10.5 million, respectively. As of December 31, 2025, the derivative liabilities recorded within accrued expenses and other long-term liabilities in our condensed consolidated balance sheets were $7.7 million and $15.1 million, respectively.
We had no available-for-sale securities that were classified within Level 3 as of March 31, 2026 and December 31, 2025.
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

5.    Revenue
Our disaggregated revenues were as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Royalties	$240,681	$168,192

Product sales, net
Proprietary product sales	41,873	36,341
Bulk rHuPH20 sales	73,497	27,025
Device partnered product sales	15,054	14,675
Total product sales, net	130,424	78,041

Revenues under collaborative agreements
Upfront license and target nomination fees	—	220
Sales-based milestones	—	15,000
Device licensing and development revenue	5,603	3,408
Total revenues under collaborative agreements	5,603	18,628

Total revenues	$376,708	$264,861
During the three months ended March 31, 2026, we recognized revenue related to licenses granted to partners in prior periods in the amount of $240.7 million. This amount represents royalties earned in the current period. We recognized $2.4 million revenue during the three months ended March 31, 2026 that had been included in accrued expense and other long-term liabilities in our condensed consolidated balance sheets as of December 31, 2025.
Accounts receivable, net, other contract assets and deferred revenues (contract liabilities) from contracts with customers, including partners, consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable, net	$457,989	$426,273
Other contract assets	—	15,000
Deferred revenues	32,945	35,482
As of March 31, 2026, the amounts included in the transaction price of our contracts with customers, including collaboration partners, and allocated to goods and services not yet provided were $298.7 million, of which $265.8 million relates to unfulfilled product purchase orders and $32.9 million has been collected and is reported as other long-term liabilities in our condensed consolidated balance sheets. The unfulfilled product purchase orders are estimated to be delivered by the first quarter of 2028. Of the total deferred revenues of $32.9 million, $5.7 million is expected to be used by our customers within the next 12 months.
There were no contract assets related to collaboration agreements as of March 31, 2026. While we may become entitled to receive additional event-based development and regulatory milestones and other fees under our collaborative agreements, which relate to development milestones deemed probable of receipt for intellectual property licenses granted to collaboration partners in prior periods, no amounts were deemed probable.

6.    Certain Balance Sheet Items
Accounts receivable, net and contract assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Product sales to partners	$105,833	$69,832
Revenues under collaborative agreements	9,908	40,020
Royalty payments	298,116	259,298
Other product sales	54,388	65,117
Other receivable	—	1,612
Contract assets	—	15,000
Total accounts receivable and contract assets	468,245	450,879
Allowance for distribution fees and discounts	(10,256)	(9,606)
Total accounts receivable, net and contract assets	$457,989	$441,273
Inventories consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$21,902	$21,869
Work-in-process	35,039	30,920
Finished goods	113,365	144,454
Total inventories	170,306	197,243
Less long-term portion (1)	(14,839)	(20,768)
Total inventories, current	$155,467	$176,475
(1) Long-term portion of inventories represents inventory expected to remain on hand beyond one year and therefore is included in prepaid expenses and other assets in the condensed consolidated balance sheets.
Prepaid expenses and other assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid manufacturing expenses	$75,285	$71,925
Other prepaid expenses	16,460	14,563
Long-term inventories	14,839	20,768
Other assets	15,289	10,934
Total prepaid expenses and other assets	121,873	118,190
Less long-term portion	(50,915)	(53,551)
Total prepaid expenses and other assets, current	$70,958	$64,639
Prepaid manufacturing expenses include raw materials, slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory as materials are used or the contract manufacturing organization services are complete.

Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Research equipment	$19,195	$18,305
Manufacturing equipment	45,053	41,863
Computer and office equipment	8,435	8,034
Internal-use software	1,945	1,878
Leasehold improvements	7,521	7,521
Subtotal	82,149	77,601
Accumulated depreciation and amortization	(35,215)	(33,159)
Subtotal	46,934	44,442
Right of use of assets	35,296	37,695
Total property and equipment, net	$82,230	$82,137
Depreciation and amortization expense was approximately $4.2 million and $2.7 million, inclusive of ROU asset amortization of $2.6 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively.
Accrued expenses consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation and payroll taxes	$18,135	$28,621
Accrued outsourced manufacturing expenses	9,107	11,775
Taxes payable	48,014	44,148
Product returns and sales allowance	44,546	46,594
Other accrued expenses	94,598	104,349
Lease liability	32,417	34,569
Total accrued expenses	246,817	270,056
Less long-term portion	(106,448)	(113,863)
Total accrued expenses, current	$140,369	$156,193
Expense associated with the accretion of the lease liabilities was approximately $0.7 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively. Total lease expense for the three months ended March 31, 2026 and 2025 was $3.1 million and $2.0 million, respectively.
Cash paid for amounts related to leases for the three months ended March 31, 2026 and 2025 was $2.9 million and $1.8 million, respectively.

7.    Goodwill and Intangible Assets, net
Goodwill
A summary of the activity impacting goodwill is presented below (in thousands):

Balance as of December 31, 2025	$580,360
Measurement period adjustment	1,963
Balance as of March 31, 2026	$582,323
Intangible Assets, net
Our acquired intangible assets are amortized using the straight-line method over their estimated useful lives of seven to fifteen years. The following table shows the cost, accumulated amortization and weighted average useful life in years for our acquired intangible assets as of March 31, 2026 (in thousands).

	Weighted Average Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Auto-injector technology platform	7	$402,000	$221,378	$180,622
XYOSTED proprietary product	10	136,200	52,503	83,697
Hypercon developed technology platform	15	230,000	5,665	224,335
Customer relationships (1)	15	470,000	11,576	458,424
Trade name	15	5,000	123	4,877
Total intangible assets, net		$1,243,200	$291,245	$951,955

(1) A partner is currently evaluating the potential return of a target. Through discussions with the partner, we expect the partner will make a decision by September 2026. If the partner does decide to return the target in the future without nominating an alternative target with similar future cash flows, we would be required to evaluate the impact to our acquired customer relationship intangibles associated with the Elektrofi acquisition, along with other identified intangibles and goodwill of the reporting unit. Such assessment could result in a material interim impairment charge to intangibles and/or goodwill, depending on the facts and circumstances.
The following table shows the cost, accumulated amortization and weighted average useful life in years for our acquired intangible assets as of December 31, 2025 (in thousands).

	Weighted Average Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Auto-injector technology platform	7	$402,000	$207,021	$194,979
XYOSTED proprietary product	10	136,200	49,098	87,102
Hypercon developed technology platform	15	230,000	1,831	228,169
Customer relationships	15	470,000	3,743	466,257
Trade name	15	5,000	40	4,960
Total intangible assets, net		$1,243,200	$261,733	$981,467
Estimated future annual amortization of finite-lived intangible assets is shown in the following table (in thousands). Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

Year	Amortization Expense
Remainder of 2026	$88,535
2027	118,049
2028	118,049
2029	83,314
2030	60,620
Thereafter	483,388
Total	$951,955

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
Holders may convert their 2032 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2026, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture for the 2032 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, May 15, 2032, until the close of business on the second scheduled trading day immediately before the maturity date. As of March 31, 2026, the 2032 Convertible Notes were not convertible.
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
As of March 31, 2026, we were in compliance with all covenants.
2032 Capped Call Transactions
In connection with the offering of the 2032 Convertible Notes, we entered into capped call transactions with certain counterparties (the “2032 Capped Call Transactions”). The 2032 Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2032 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2032 Convertible Notes. The cap price of the 2032 Capped Call Transactions is initially $136.78 per share of common stock, representing a premium of 100% above the last reported sale price of $68.30 per share of common stock on November 5, 2025, and is subject to certain adjustments under the terms of the 2032 Capped Call Transactions. As of March 31, 2026, no 2032 Capped Call Transactions had been exercised.
Pursuant to their terms, the 2032 Capped Call Transactions qualify for classification within stockholders’ equity in our condensed consolidated balance sheets, and their fair value is not remeasured and adjusted as long as they continue to qualify for stockholders’ equity classification. We paid approximately $106.8 million for the 2032 Capped Call Transactions, including applicable transaction costs, which was recorded as a reduction to additional paid-in capital in our condensed consolidated balance sheets. The 2032 Capped Call Transactions are separate transactions entered into by us with certain counterparties, are not part of the terms of the 2032 Convertible Notes, and do not affect any holder’s rights under the 2032 Convertible Notes. Holders of the 2032 Convertible Notes do not have any rights with respect to the 2032 Capped Call Transactions.
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
Holders may convert their 2031 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2026, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture for the 2031 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, August 15, 2030, until the close of business on the scheduled trading day immediately before the maturity date. As of March 31, 2026, the 2031 Convertible Notes were not convertible.
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
As of March 31, 2026, we were in compliance with all covenants.
2031 Capped Call Transactions
In connection with the offering of the 2031 Convertible Notes, we entered into capped call transactions with certain counterparties (the “2031 Capped Call Transactions”). The 2031 Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2031 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2031 Convertible Notes. The cap price of the 2031 Capped Call Transactions is initially $136.78 per share of common stock, representing a premium of 100% above the last reported sale price of $68.30 per share of common stock on November 5, 2025, and is subject to certain adjustments under the terms of the 2031 Capped Call Transactions. As of March 31, 2026, no 2031 Capped Call Transactions had been exercised.
Pursuant to their terms, the 2031 Capped Call Transactions qualify for classification within stockholders’ equity in our condensed consolidated balance sheets, and their fair value is not remeasured and adjusted as long as they continue to qualify for stockholders’ equity classification. We paid approximately $104.0 million for the 2031 Capped Call Transactions, including applicable transaction costs, which was recorded as a reduction to additional paid-in capital in our condensed consolidated balance sheets. The 2031 Capped Call Transactions are separate transactions entered into by us with certain counterparties, are not part of the terms of the 2031 Convertible Notes, and do not affect any holder’s rights under the 2031 Convertible Notes. Holders of the 2031 Convertible Notes do not have any rights with respect to the 2031 Capped Call Transactions.
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

Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture for the 2028 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. As of March 31, 2026, the 2028 Convertible Notes were not convertible.
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
In connection with the offering of the 2032 Convertible Notes and 2031 Convertible Notes, we used a portion of the net proceeds of the offering to enter into privately negotiated agreements with certain holders of the outstanding 2028 Convertible Notes to repurchase their 2028 Convertible Notes for cash. In connection with the repurchases, we paid approximately $342.9 million in cash, which included a premium, inducement expense and accrued interest.
As of March 31, 2026, we were in compliance with all covenants.
2028 Capped Call Transactions
In connection with the offering of the 2028 Convertible Notes, we entered into capped call transactions with certain counterparties (the “2028 Capped Call Transactions”). The 2028 Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2028 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2028 Convertible Notes. The cap price of the 2028 Capped Call Transactions is initially $75.4075 per share of common stock, representing a premium of 75% above the last reported sale price of $43.09 per share of common stock on August 15, 2022, and is subject to certain adjustments under the terms of the 2028 Capped Call Transactions. As of March 31, 2026, no 2028 Capped Call Transactions had been exercised.
Pursuant to their terms, the 2028 Capped Call Transactions qualify for classification within stockholders’ equity in our condensed consolidated balance sheets, and their fair value is not remeasured and adjusted as long as they continue to qualify for stockholders’ equity classification. We paid approximately $69.1 million for the 2028 Capped Call Transactions, including applicable transaction costs, which was recorded as a reduction to additional paid-in capital in our condensed consolidated balance sheets. The 2028 Capped Call Transactions are separate transactions entered into by us with certain counterparties, are not part of the terms of the 2028 Convertible Notes, and do not affect any holder’s rights under the 2028 Convertible Notes. Holders of the 2028 Convertible Notes do not have any rights with respect to the 2028 Capped Call Transactions.
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

Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. As of March 31, 2026, the 2027 Convertible Notes were not convertible.
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
In connection with the offering of the 2032 Convertible Notes and 2031 Convertible Notes, we used a portion of the net proceeds of the offering to enter into privately negotiated agreements with certain holders of the outstanding 2027 Convertible Notes to repurchase their 2027 Convertible Notes for cash. In connection with the repurchases, we paid approximately $676.8 million in cash, which included a premium, inducement expense and accrued interest.
As of March 31, 2026, we were in compliance with all covenants.

Net Carrying Amounts of our Convertible Notes
The carrying amount and fair value of our Convertible Notes were as follows (in thousands).

	March 31, 2026	December 31, 2025
Principal amount
2027 Convertible Notes	$209,575	$209,575
2028 Convertible Notes	469,999	469,999
2031 Convertible Notes	750,000	750,000
2032 Convertible Notes	750,000	750,000
Total principal amount	$2,179,574	$2,179,574

Unamortized debt discount
2027 Convertible Notes	$(833)	$(1,058)
2028 Convertible Notes	(5,040)	(5,561)
2031 Convertible Notes	(14,378)	(15,108)
2032 Convertible Notes	(14,684)	(15,217)
Total unamortized debt discount	$(34,935)	$(36,944)

Carrying amount
2027 Convertible Notes	$208,742	$208,517
2028 Convertible Notes	464,959	464,438
2031 Convertible Notes	735,622	734,892
2032 Convertible Notes	735,316	734,783
Total carrying amount	$2,144,639	$2,142,630

Fair value based on trading levels (Level 2)
2027 Convertible Notes	$218,048	$229,736
2028 Convertible Notes	607,107	624,690
2031 Convertible Notes	733,433	755,655
2032 Convertible Notes	742,245	764,213
Total fair value of outstanding notes	$2,300,833	$2,374,294

The following table summarizes the components of interest expense and the effective interest rates for each of our Convertible Notes (in thousands).

	Three Months Ended
	March 31,
	2026	2025
Coupon interest
2027 Convertible Notes	$131	$503
2028 Convertible Notes	1,175	1,800
2032 Convertible Notes	1,641	—
Total coupon interest	$2,947	$2,303

Amortization of debt discount
2027 Convertible Notes	$226	$862
2028 Convertible Notes	521	787
2031 Convertible Notes	730	—
2032 Convertible Notes	532	—
Total amortization of debt discount	$2,009	$1,649

Interest expense
2027 Convertible Notes	$357	$1,365
2028 Convertible Notes	1,696	2,587
2031 Convertible Notes	730	—
2032 Convertible Notes	2,173	—
Total interest expense	$4,956	$3,952

Effective interest rates
2027 Convertible Notes	0.7%	0.7%
2028 Convertible Notes	1.5%	1.5%
2031 Convertible Notes	0.4%	0.4%
2032 Convertible Notes	1.2%	1.2%
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
As of March 31, 2026, the Revolving Credit Facility was undrawn. We incurred a total of $7.3 million in third-party costs related to the 2022 Credit Agreement which are recorded as debt issuance cost within prepaid expenses and other assets in our condensed consolidated balance sheets. As of March 31, 2026, the unamortized debt issuance cost related to the revolving credit facility was $4.4 million.

9.    Stockholders’ Equity
Share-based Compensation
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income related to share-based awards (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Research and development	$5,044	$3,229
Selling, general and administrative	11,593	7,444
Total share-based compensation expense	$16,637	$10,673
Share-based compensation expense by type of share-based award was as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Stock options	$5,541	$3,809
RSUs, PSUs and ESPP	11,096	6,864
Total share-based compensation expense	$16,637	$10,673
We granted stock options to purchase approximately 0.3 million and 0.4 million shares of common stock during the three months ended March 31, 2026 and 2025, respectively. The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes Model”). Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments. The assumptions used in the Black-Scholes Model were as follows:

	Three Months Ended March 31,
	2026	2025
Expected volatility	29.91 - 41.95%	39.68 - 39.68%
Average expected term (in years)	4.7	4.8
Risk-free interest rate	3.62 - 3.83%	4.34 - 4.34%
Expected dividend yield	—	—
In February 2021, our Board of Directors approved our 2021 ESPP and our stockholders approved the plan in May 2021. The 2021 ESPP enables eligible employees to purchase shares of our common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Share purchases are funded through payroll deduction of at least 1% and up to 15% of an employee’s compensation for each payroll period, and no employee may purchase shares under the 2021 ESPP that exceeds $25,000 worth of our common stock for a calendar year. As of March 31, 2026, 2.5 million shares were available for future purchase. The offering period is generally for a six-month period. Offering periods shall commence on or about the sixteenth day of June and December of each year and end on or about the fifteenth day of the next December and June, respectively, occurring thereafter.

Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized was as follows (in thousands, unless otherwise noted):

	March 31, 2026
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (in years)
Stock options	$36,478	2.44
RSUs	75,290	2.83
PSUs	28,145	2.25
ESPP	112	0.16

Share Repurchases
In February 2024, our Board of Directors authorized a new capital return program to repurchase up to $750.0 million of our outstanding common stock. During 2024, we repurchased approximately 4.7 million shares for $250.0 million at an average price of $53.95 per share.
In May 2025, we announced the second $250.0 million share repurchase tranche under the $750.0 million approved program from February 2024. The second $250.0 million share repurchase was completed in June 2025, resulting in a total purchase of approximately 4.8 million shares at an average price of $52.09 per share.
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
A reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2026	2025
Numerator
Net income	$150,049	$118,095
Denominator
Weighted average common shares outstanding for basic earnings per share	118,144	123,215
Dilutive potential common stock outstanding
Stock options	1,934	2,071
RSUs, PSUs and ESPP	1,074	900
Convertible Notes	1,723	458
Weighted average common shares outstanding for diluted earnings per share	122,875	126,644
Earnings per share
Basic	$1.27	$0.96
Diluted	$1.22	$0.93
Shares which have been excluded from the calculation of diluted earnings per common share because their effect was anti-dilutive include the following (shares in millions):

	Three Months Ended
	March 31,
	2026	2025
Anti-dilutive securities (1)	27.9	24.1
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, unless the context suggests otherwise, references to “Halozyme,” “the Company,” “we,” “our,” “ours,” and “us” refer to Halozyme Therapeutics, Inc., its wholly owned subsidiaries, Halozyme, Inc., Antares Pharma, Inc., Antares Pharma, Inc.’s two wholly-owned Swiss subsidiaries, Antares Pharma IPL AG and Antares Pharma GmbH, Halozyme Hypercon, Inc., Halozyme Hypercon, Inc.’s wholly-owned subsidiary, Elektrofi Security Corp., and Halozyme Surf Bio, Inc. References to “Notes” refer to the notes to the condensed consolidated financial statements included herein (refer to Item 1 of Part I of this Quarterly Report on Form 10-Q).
The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2025, included in our Annual Report on Form 10-K for the year ended December 31, 2025. Past financial or operating performance is not necessarily a reliable indicator of future performance, and our historical performance should not be used to anticipate results or future period trends.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” of the Private Securities Litigation Reform Act of 1995, provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements, other than statements of historical fact, included herein, including without limitation those regarding our future product development and regulatory events and goals, product collaborations, our business intentions and financial estimates and anticipated results, are, or may be deemed to be, forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity,” “project” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report on Form 10-Q. Additionally, statements concerning future matters such as the development or regulatory approval of new partner products, enhancements of existing products or technologies, uncertainties in tariffs, trade and pharmaceutical pricing policies, tax legislation, timing and success of the launch of new products by us and our partners, third-party performance under key collaboration agreements, the ability of our bulk drug and device part manufacturers to provide adequate supply for our partners, revenue, expense, cash burn levels and our ability to make timely repayments of debt, anticipated amounts and timing of share repurchases, anticipated profitability and expected trends and other statements regarding our plans and matters that are not historical are forward-looking statements.
Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements reflect management’s current forecast of certain aspects of our future business and are based on currently available operating, financial and competitive information. Consequently, forward-looking statements are inherently subject to risks, uncertainties and assumptions that could cause actual results and outcomes to differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the Risk Factors set forth in our most recent Annual Report on Form 10-K referred to below under the section entitled “Risks Factors” and elsewhere in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.
Overview
Halozyme Therapeutics, Inc. is a biopharmaceutical company advancing disruptive solutions to improve patient experiences and outcomes for emerging and established therapies.
As the innovators of ENHANZE® drug delivery technology (“ENHANZE”) with our proprietary enzyme, rHuPH20, our commercially validated solution is used to facilitate the subcutaneous (“SC”) delivery of injected drugs and fluids, with the goal of improving the patient experience with rapid SC delivery and reduced treatment burden. We license our technology to biopharmaceutical companies to collaboratively develop products that combine ENHANZE with our partners’ proprietary compounds. We are also developing partner products with Hypercon™ drug delivery technology (“Hypercon technology”) and developing the Surf Bio drug delivery technology to expand the breadth of our drug delivery technology portfolio. Hypercon technology is an innovative microparticle technology that has been demonstrated in non-clinical testing to enable hyperconcentration of drugs and biologics and reduce the injection volume for the same dosage and potentially expanding opportunities for at-home and health care provider administration. The Surf Bio hyperconcentration technology has similarly been demonstrated in non-clinical studies to achieve biologic concentrations of up to 500 mg/mL, for potential delivery in a single auto-injector shot for at-home or in a health care provider’s office use. We also develop, manufacture and commercialize, for ourselves or with our partners, drug-device combination products using our advanced auto-injector technologies that are designed to provide commercial or functional advantages such as improved convenience, reliability and tolerability, and enhanced patient comfort and adherence.
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
We currently have ENHANZE collaborations and licensing agreements with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Takeda Pharmaceuticals International AG and Baxalta US Inc. (“Takeda”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol Myers Squibb Company (“BMS”), argenx BVBA (“argenx”), ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”), Chugai Pharmaceutical Co., Ltd. (“Chugai”), Acumen Pharmaceuticals, Inc. (“Acumen”), Merus N.V. (“Merus”), Skye Bioscience, Inc. (“Skye Bioscience”) and GlaxoSmithKline plc (“GSK”). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales-based milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently earn royalties from the sales of ten commercial products including sales of five commercial products from the Roche collaboration, two commercial products from the Janssen collaboration and one commercial product from each of the Takeda, argenx and BMS collaborations.
Through our recent acquisition of Elektrofi, Inc. (“Elektrofi”), subsequently renamed Halozyme Hypercon, Inc. (“Hypercon”), we have Hypercon collaboration and license agreements with Janssen, Lilly, argenx, Vertex Pharmaceuticals Incorporated (“Vertex”) and Oruka Therapeutics, Inc. (“Oruka”). In addition to receiving upfront license fees from our Hypercon collaborations, we are entitled to receive event and sales-based milestone payments and royalties from commercial sales for approved partner products co-formulated with Hypercon. A partner is currently evaluating the potential return of a target. Through discussions with the partner, we expect the partner will make a decision by September 2026. If the partner does decide to return the target in the future without nominating an alternative target with similar future cash flows, we would be required to evaluate the impact to our acquired customer relationship intangibles associated with the Elektrofi acquisition, along with other identified intangibles and goodwill of the reporting unit. Such assessment could result in a material interim impairment charge to intangibles and/or goodwill, depending on the facts and circumstances.
We have commercialized auto-injector products with Teva Pharmaceutical Industries, Ltd. (“Teva”). We have development programs including our auto-injectors with McDermott Laboratories Limited, an affiliate of Viatris Inc. (“Viatris”).
Our commercial portfolio of proprietary products includes Hylenex®, utilizing rHuPH20, and XYOSTED®, utilizing our auto-injector technology.

Our first quarter of 2026 and recent key events are as follows:
Corporate
•In May 2026, we announced a new share repurchase program to repurchase up to $1 billion of our outstanding common stock by December 31, 2028, with an expectation of buying back at least $400 million of shares in 2026.
Partners
•In May 2026, argenx announced U.S. Food and Drug Administration (“FDA”) approval of a supplemental Biologics License Application for VYVGART Hytrulo with ENHANZE for the treatment of adult patients with generalized myasthenia gravis including all serotypes – anti-AChR-Ab positive, anti-MuSK-Ab positive, anti-LRP4-Ab positive, and triple seronegative.
•In May 2026, we and GSK entered into a global collaboration and license agreement for ENHANZE with multiple oncology targets, including the first potential application in antibody-drug conjugates. Under the terms of the agreement, GSK will make an upfront payment and potential future milestone payments and royalties on net sales of products developed with ENHANZE.
•In May 2026, we and Oruka entered into a global exclusive collaboration and license agreement for our Hypercon technology for use with ORKA-001, in development for psoriasis and related inflammatory diseases and one additional target. Under the terms of the agreement, Oruka will make an upfront payment and potential future milestone payments and mid-single digit royalties on net sales of products developed using the Hypercon technology.
•In May 2026, Takeda announced positive topline results from pivotal phase 2/3 clinical trial of TAK-881 in Primary Immunodeficiency Disease.
•In April 2026, we and Vertex entered into a global exclusive collaboration and license agreement that provides Vertex access to Hypercon technology for use in up to three targets. Under the terms of the agreement, Vertex will make a $15 million upfront payment and potential future milestone payments and royalties on net sales of products developed using the Hypercon technology.
•In March 2026, Pfizer nominated a new undisclosed non-exclusive target to be studied with ENHANZE.
•In March 2026, Janssen announced the Committee for Medicinal Products for Human Use of the European Medicines Agency granted approval for self or caregiver administration of DARZALEX (daratumumab) SC formulation for patients living with multiple myeloma from the fifth dose, if determined to be appropriate by their healthcare professional and following proper training, making it the first oncology injectable approved for self-administration in Europe.
•In March 2026, Janssen announced the FDA approved TECVAYLI (teclistamab-cqyv) in combination with DARZALEX FASPRO (daratumumab and hyaluronidase-fihj) for the treatment of adults with relapsed or refractory multiple myeloma who have received at least one prior line of therapy.
•In February 2026, argenx announced positive topline results from the Phase 3 ADAPT oculus trial of VYVGART in ocular myasthenia gravis.
•In January 2026, argenx initiated a Phase 1 study to evaluate ARGX-124 with ENHANZE.
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
In October 2021, Takeda initiated a Phase 1 single-dose, single-center, open-label, three-arm study to assess the tolerability and safety of immune globulin SC (human), 20% solution with ENHANZE (TAK-881) at various infusion rates in healthy adult subjects. In October 2023, Takeda initiated a Phase 2/3 study to evaluate pharmacokinetic measures, safety, and tolerability of SC administration of TAK-881 in adult and pediatric participants with Primary Immunodeficiency Diseases. In May 2026, Takeda announced positive topline results from pivotal phase 2/3 clinical trial of TAK-881 in Primary Immunodeficiency Disease.
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
In March 2026, Pfizer nominated a new undisclosed non-exclusive target to be studied with ENHANZE.
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
In July 2024, Janssen announced the FDA approved DARZALEX FASPRO in combination with bortezomib, lenalidomide and dexamethasone for induction and consolidation treatment and with lenalidomide for maintenance treatment of adult patients who are newly diagnosed with multiple myeloma and are eligible for autologous stem cell transplant, with approval also received from the European Commission in October 2024. In April 2025, Janssen received European Commission approval for an indication extension of DARZALEX SC in combination with bortezomib, lenalidomide, and dexamethasone for the treatment of adult patients with newly diagnosed multiple myeloma regardless of transplant eligibility. In July 2025, Janssen announced European Commission approval of a new indication for DARZALEX SC (daratumumab) co-formulated with ENHANZE, as a monotherapy for the treatment of adult patients with smoldering multiple myeloma at high-risk of developing multiple myeloma. In November 2025, Janssen announced the FDA approved DARZALEX FASPRO (daratumumab and hyaluronidase-fihj) co-formulated with ENHANZE, as single treatment of adult patients with high-risk smoldering multiple myeloma. In January 2026, Janssen announced the FDA approved DARZALEX FASPRO (daratumumab and hyaluronidase-fihj) in combination with bortezomib, lenalidomide and dexamethasone for the treatment of adult patients with newly diagnosed multiple myeloma who are ineligible for autologous stem cell transplant. In March 2026, Janssen announced the FDA approved TECVAYLI (teclistamab-cqyv) in combination with DARZALEX FASPRO (daratumumab and hyaluronidase-fihj) for the treatment of adults with relapsed or refractory multiple myeloma who have received at least one prior line of therapy. In March 2026, Janssen announced the Committee for Medicinal Products for Human Use of the European Medicines Agency granted approval for self or caregiver administration of DARZALEX (daratumumab) SC formulation for patients living with multiple myeloma from the fifth dose, if determined to be appropriate by their healthcare professional and following proper training, making it the first oncology injectable approved for self-administration in Europe.

In December 2019, Janssen elected epidermal growth factor receptor and mesenchymal-epithelial transition factor as a bispecific antibody (amivantamab) target on an exclusive basis, which is being studied in solid tumors. In September 2022, following a Phase 1 study, Janssen initiated a Phase 3 study of lazertinib and amivantamab with ENHANZE in patients with epidermal growth factor receptor-mutated advanced or metastatic non-small cell lung cancer (PALOMA-3). In November 2022, Janssen initiated a Phase 2 study of amivantamab with ENHANZE in multiple regimens in patients with advanced or metastatic solid tumors including epidermal growth factor receptor-mutated non-small cell lung cancer (PALOMA-2). The administration time for SC amivantamab was reduced to approximately five minutes from approximately five hours per day for the first IV amivantamab infusion and an average of 2.3 hours for subcutaneous infusions and showed a five-fold reduction in infusion-related reactions. SC amivantamab also demonstrated longer overall survival, progression-free survival and duration of response. In April 2025, Janssen received European Commission marketing authorization of the SC formulation of RYBREVANT (amivantamab) with ENHANZE (“RYBREVANT SC”), in combination with LAZCLUZE (lazertinib), for the first-line treatment of adult patients with advanced non-small cell lung cancer with epidermal growth factor receptor exon 19 deletions or exon 21 L858R substitution mutations. RYBREVANT (amivantamab) is approved as a monotherapy for adult patients with advanced non-small cell lung cancer with activating epidermal growth factor receptor exon 20 insertion mutations after the failure of platinum-based therapy. In December 2025, Janssen announced the FDA approved RYBREVANT FASPRO (amivantamab and hyaluronidase-lpuj) for the treatment of patients with epidermal growth factor receptor-mutated locally advanced or metastatic non-small cell lung cancer. In December 2025, Janssen received approval from the Ministry of Health, Labour and Welfare in Japan for RYBROFAZ (amivantamab) with ENHANZE for the first-line treatment of adult patients with advanced non-small cell lung cancer. In December 2025, Janssen received approval from the National Medical Products Administration in China for RYBREVANT FASPRO for the first-line treatment of adult patients with advanced non-small cell lung cancer.
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
argenx is currently conducting the following studies with the goal of expanding approved indications for efgartigimod with ENHANZE: Phase 2/3 (ALKIVIA) study in active idiopathic inflammatory myopathy (Myositis), Phase 2 (Shamrock) study for kidney transplant recipients with antibody mediated rejection, Phase 3 (ADAPT oculus) study for adult patients with ocular myasthenia gravis, Phase 3 (Unity) study in patients with moderate-to-severe Primary Sjogren’s Disease and Phase 2 (eSScape) study in adults with Systemic Sclerosis. In February 2026, argenx announced positive topline results from the Phase 3 ADAPT oculus trial of VYVGART in ocular myasthenia gravis. In May 2026, argenx announced FDA approval of a supplemental Biologics License Application for VYVGART Hytrulo with ENHANZE for the treatment of adult patients with generalized myasthenia gravis including all serotypes – anti-AChR-Ab positive, anti-MuSK-Ab positive, anti-LRP4-Ab positive and triple seronegative.
In May 2025, argenx initiated a Phase 1 study to evaluate ARGX-213 with ENHANZE.
In the fourth quarter of 2025, the ongoing argenx ARGX-121 Phase 1 program was expanded to include an SC-arm evaluating ARGX-121 with ENHANZE in healthy adults.
In January 2026, argenx initiated a Phase 1 study to evaluate ARGX-124 with ENHANZE.
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
GSK Collaboration
In May 2026, we and GSK entered into a global collaboration and license agreement for ENHANZE with multiple oncology targets, including the first potential application in antibody-drug conjugates.
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
Vertex Collaboration
In April 2026, we and Vertex entered into a global exclusive collaboration and license agreement that provides Vertex access to Hypercon technology for use in up to three targets.
Oruka Collaboration
In May 2026, we and Oruka entered into a global exclusive collaboration and license agreement for our Hypercon technology for use with ORKA-001, in development for psoriasis and related inflammatory diseases and one additional target.

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

Results of Operations
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Royalties – Royalties were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	March 31,
	2026	2025	Dollar	Percentage
DARZALEX	$129,032	$102,195	$26,837	26%
VYVGART Hytrulo	46,283	21,090	25,193	119%
Phesgo	30,199	24,076	6,123	25%
Other	35,167	20,831	14,336	69%
Total royalties	$240,681	$168,192	$72,489	43%
The increase in royalties was primarily driven by continued sales uptake of ENHANZE partner products that have launched since 2020, predominantly DARZALEX SC by Janssen, VYVGART Hytrulo by argenx, and Phesgo by Roche in all geographies and contributions from other recently launched products. This growth was partially diluted by earlier-launched ENHANZE partner products that are later in their life cycle and experiencing modest price erosion, such as Herceptin and MabThera by Roche.
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
Product Sales, Net – Product sales, net were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	March 31,
	2026	2025	Dollar	Percentage
Proprietary product sales	$41,873	$36,341	$5,532	15%
Bulk rHuPH20 sales	73,497	27,025	46,472	172%
Device partnered product sales	15,054	14,675	379	3%
Total product sales, net	$130,424	$78,041	$52,383	67%
The increase in product sales, net was primarily due to increased sales of bulk rHuPH20 driven by partner demand as well as contributions from our proprietary product XYOSTED driven by continued market growth. We expect sales of our proprietary products will grow in future years as we continue to gain market share in the testosterone replacement therapy market. We expect product sales of bulk rHuPH20 and device partnered products to fluctuate in future periods based on the needs of our partners.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	March 31,
	2026	2025	Dollar	Percentage
Upfront license and target nomination fees	$—	$220	$(220)	(100)%
Sales-based milestones	—	15,000	(15,000)	(100)%
Device licensing and development revenue	5,603	3,408	2,195	64%
Total revenues under collaborative agreements	$5,603	$18,628	$(13,025)	(70)%
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

Operating expenses – Operating expenses were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	March 31,
	2026	2025	Dollar	Percentage
Cost of sales	$79,238	$48,403	$30,835	64%
Amortization of intangibles	29,512	17,762	11,750	66%
Research and development	25,560	14,799	10,761	73%
Selling, general and administrative	57,881	42,362	15,519	37%
Total operating expenses	$192,191	$123,326	$68,865	56%
Cost of Sales – Cost of sales consists primarily of raw materials, third-party manufacturing costs, fill and finish costs, freight costs, internal costs and manufacturing overhead associated with the production of our proprietary products, device partnered products and bulk rHuPH20. The increase in cost of sales was primarily due to an increase in bulk rHuPH20 sales.
Amortization of Intangibles – Amortization of intangibles consists primarily of expense associated with the amortization of acquired device technologies and product rights. The increase in amortization of intangibles expense was due to the acquisition of Elektrofi in November 2025.
Research and Development – Research and development expenses consist of external costs, salaries and benefits, and allocation of facilities and other overhead expenses related to research manufacturing, preclinical and regulatory activities related to our collaborations, and our development platforms. The increase in research and development expense was primarily due to the acquisition of Elektrofi and Surf Bio in the fourth quarter of 2025.
Selling, General and Administrative – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related costs for personnel in executive, selling and administrative functions, as well as professional fees for legal and accounting, business development, commercial operations support for proprietary products and alliance management, and marketing support for our collaborations. The increase in SG&A expenses was primarily due to an increase in consulting and professional service fees, including litigation costs in connection with a patent infringement litigation case, the acquisition of Elektrofi and Surf Bio, and an increase in compensation expense.
Investment and Other Income, Net – Investment and other income, net was as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	March 31,
	2026	2025	Dollar	Percentage
Investment and other income, net	$1,318	$6,818	$(5,500)	(81)%
Investment and other income, net consists primarily of interest income on our cash, cash-equivalent and marketable securities. The decrease in investment and other income, net was primarily due to a decrease in the average invested balance.
Interest Expense – Interest expense was as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	March 31,
	2026	2025	Dollar	Percentage
Interest expense	$5,508	$4,525	$983	22%
Interest expense consists primarily of costs related to our convertible notes and revolving credit facility. The increase in interest expense is due to the issuance of the 2031 and 2032 Convertible Notes in the fourth quarter of 2025.

Income Tax Expense – Income tax expense was as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	March 31,
	2026	2025	Dollar	Percentage
Income tax expense	$30,278	$25,733	$4,545	18%
The increase in income tax expense was primarily due to higher income before income tax expense, an increase in disallowed share-based compensation expense, and an increase in Section 162(m) disallowance, partially offset by an increase in tax benefits associated with share-based compensation windfall, Foreign Derived Deduction Eligible Income benefit, and research and development tax credit generation.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of March 31, 2026, we had cash, cash equivalents and marketable securities of $318.6 million. We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborative agreements and cash that we may raise through future transactions. We may raise cash through any one of the following financing vehicles: (i) new collaborative agreements; (ii) expansions or revisions to existing collaborative relationships; (iii) private financings; (iv) other equity or debt financings; (v) monetizing assets; and/or (vi) the public offering of securities.
We may, in the future, draw on our existing line of credit or offer and sell additional equity, debt securities and warrants to purchase any of such securities, either individually or in units to raise capital for additional working capital, capital expenditures, share repurchases, acquisitions or for other general corporate purposes.
Cash Flows

	Three Months Ended
	March 31,
(in thousands)	2026	2025	Change
Net cash provided by operating activities	$180,078	$154,221	$25,857
Net cash used in investing activities	(2,877)	(90,422)	87,545
Net cash used in financing activities	(1,613)	(3,321)	1,708
Net increase in cash and cash equivalents	$175,588	$60,478	$115,110
Operating Activities
The increase in net cash provided by operations was primarily due to an increase in revenue, partially offset by higher working capital spend.
Investing Activities
The decrease in net cash used in investing activities was primarily due to a net sale of $0.2 million of marketable securities compared to a net purchase of $89.5 million of marketable securities in the prior year, partially offset by an increase in capital spend for property and equipment.
Financing Activities
The decrease in net cash used in financing activities was primarily due to an increase in net proceeds from the issuance of common stock under our equity incentive plan.
Share Repurchases
In February 2024, our Board of Directors authorized a capital return program to repurchase up to $750.0 million of our outstanding common stock. In May 2026, our Board of Directors authorized a new capital return program to repurchase up to $1 billion of our outstanding common stock by December 31, 2028. Refer to Note 9, Stockholders’ Equity, of our condensed consolidated financial statements for additional information regarding our share repurchases.
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

Holders may convert their 2032 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2026, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture for the 2032 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, May 15, 2032, until the close of business on the second scheduled trading day immediately before the maturity date. As of March 31, 2026, the 2032 Convertible Notes were not convertible.
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
As of March 31, 2026, we were in compliance with all covenants.
2032 Capped Call Transactions
In connection with the offering of the 2032 Convertible Notes, we entered into capped call transactions with certain counterparties (the “2032 Capped Call Transactions”). The 2032 Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2032 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2032 Convertible Notes. The cap price of the 2032 Capped Call Transactions is initially $136.78 per share of common stock, representing a premium of 100% above the last reported sale price of $68.30 per share of common stock on November 5, 2025, and is subject to certain adjustments under the terms of the 2032 Capped Call Transactions. As of March 31, 2026, no 2032 Capped Call Transactions had been exercised.
Pursuant to their terms, the 2032 Capped Call Transactions qualify for classification within stockholders’ equity in our condensed consolidated balance sheets, and their fair value is not remeasured and adjusted as long as they continue to qualify for stockholders’ equity classification. We paid approximately $106.8 million for the 2032 Capped Call Transactions, including applicable transaction costs, which was recorded as a reduction to additional paid-in capital in our condensed consolidated balance sheets. The 2032 Capped Call Transactions are separate transactions entered into by us with certain counterparties, are not part of the terms of the 2032 Convertible Notes, and do not affect any holder’s rights under the 2032 Convertible Notes. Holders of the 2032 Convertible Notes do not have any rights with respect to the 2032 Capped Call Transactions.
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

Holders may convert their 2031 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2026, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture for the 2031 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, August 15, 2030, until the close of business on the scheduled trading day immediately before the maturity date. As of March 31, 2026, the 2031 Convertible Notes were not convertible.
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
As of March 31, 2026, we were in compliance with all covenants.
2031 Capped Call Transactions
In connection with the offering of the 2031 Convertible Notes, we entered into capped call transactions with certain counterparties (the “2031 Capped Call Transactions”). The 2031 Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2031 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2031 Convertible Notes. The cap price of the 2031 Capped Call Transactions is initially $136.78 per share of common stock, representing a premium of 100% above the last reported sale price of $68.30 per share of common stock on November 5, 2025, and is subject to certain adjustments under the terms of the 2031 Capped Call Transactions. As of March 31, 2026, no 2031 Capped Call Transactions had been exercised.
Pursuant to their terms, the 2031 Capped Call Transactions qualify for classification within stockholders’ equity in our condensed consolidated balance sheets, and their fair value is not remeasured and adjusted as long as they continue to qualify for stockholders’ equity classification. We paid approximately $104.0 million for the 2031 Capped Call Transactions, including applicable transaction costs, which was recorded as a reduction to additional paid-in capital in our condensed consolidated balance sheets. The 2031 Capped Call Transactions are separate transactions entered into by us with certain counterparties, are not part of the terms of the 2031 Convertible Notes, and do not affect any holder’s rights under the 2031 Convertible Notes. Holders of the 2031 Convertible Notes do not have any rights with respect to the 2031 Capped Call Transactions.
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

Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture for the 2028 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. As of March 31, 2026, the 2028 Convertible Notes were not convertible.
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
In connection with the offering of the 2032 Convertible Notes and 2031 Convertible Notes, we used a portion of the net proceeds of the offering to enter into privately negotiated agreements with certain holders of the outstanding 2028 Convertible Notes to repurchase their 2028 Convertible Notes for cash. In connection with the repurchases, we paid approximately $342.9 million in cash, which included a premium, inducement expense and accrued interest.
As of March 31, 2026, we were in compliance with all covenants.
2028 Capped Call Transactions
In connection with the offering of the 2028 Convertible Notes, we entered into capped call transactions with certain counterparties (the “2028 Capped Call Transactions”). The 2028 Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2028 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2028 Convertible Notes. The cap price of the 2028 Capped Call Transactions is initially $75.4075 per share of common stock, representing a premium of 75% above the last reported sale price of $43.09 per share of common stock on August 15, 2022, and is subject to certain adjustments under the terms of the 2028 Capped Call Transactions. As of March 31, 2026, no 2028 Capped Call Transactions had been exercised.
Pursuant to their terms, the 2028 Capped Call Transactions qualify for classification within stockholders’ equity in our condensed consolidated balance sheets, and their fair value is not remeasured and adjusted as long as they continue to qualify for stockholders’ equity classification. We paid approximately $69.1 million for the 2028 Capped Call Transactions, including applicable transaction costs, which was recorded as a reduction to additional paid-in capital in our condensed consolidated balance sheets. The 2028 Capped Call Transactions are separate transactions entered into by us with certain counterparties, are not part of the terms of the 2028 Convertible Notes, and do not affect any holder’s rights under the 2028 Convertible Notes. Holders of the 2028 Convertible Notes do not have any rights with respect to the 2028 Capped Call Transactions.
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

Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. As of March 31, 2026, the 2027 Convertible Notes were not convertible.
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
In connection with the offering of the 2032 Convertible Notes and 2031 Convertible Notes, we used a portion of the net proceeds of the offering to enter into privately negotiated agreements with certain holders of the outstanding 2027 Convertible Notes to repurchase their 2027 Convertible Notes for cash. In connection with the repurchases, we paid approximately $676.8 million in cash, which included a premium, inducement expense and accrued interest.
As of March 31, 2026, we were in compliance with all covenants.
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
As of March 31, 2026, the revolving credit facility was undrawn and we were in compliance with all covenants.
Additional Capital Requirements
Our expected working capital and other capital requirements are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025. As of March 31, 2026, there have been no material changes to our expected working capital and other capital requirements described in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Our significant accounting policies are described in Part II, Item 8, Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. The accounting policies and estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to our critical accounting policies or estimates during the three months ended March 31, 2026.
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of our condensed consolidated financial statements included in Part I, Item 1 for a discussion of recent accounting pronouncements and their effect, if any.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risks during the quarter ended March 31, 2026.
As of March 31, 2026, our cash equivalents and marketable securities consisted of investments in money market funds and U.S. Treasury securities. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security may decline. Based on our current investment portfolio as of March 31, 2026, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.Risk Factors
There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
In February 2024, our Board of Directors authorized a new capital return program to repurchase up to $750.0 million of our outstanding common stock. There were no share repurchases made during the first quarter of 2026. As of March 31, 2026, $157.7 million of outstanding stock is available to be purchased under the program.
In May 2026, our Board of Directors authorized a new capital return program to repurchase up to $1 billion of our outstanding common stock by December 31, 2028.

Item 3.Defaults Upon Senior Securities
Not applicable.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the three months ended March 31, 2026, the following director adopted a Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408 of Regulation S-K) as noted in the table below.

			Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares To Be Sold	Expiration Date
Mahesh Krishnan	Adoption	3/19/2026	X		7,304	6/1/2027
Director
*    Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** Non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K under the Exchange Act

Item 6.Exhibits

3.1	Amended and Restated Certificate of Incorporation of Halozyme Therapeutics, Inc. (filed as Exhibit 3.1 to the Company’s Form 8-K filed April 26, 2024 and incorporated herein by reference)

3.2	The Company Bylaws, as amended (filed as Exhibit 3.1 to the Company’s Form 8-K filed April 24, 2026 and incorporated herein by reference)

4.1
Indenture, dated March 1, 2021, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K filed March 1, 2021 and incorporated herein by reference)

4.2
Form of Note, dated March 1, 2021, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Company’s Form 8-K filed March 1, 2021 and incorporated herein by reference)

4.3
Indenture, dated August 18, 2022, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K filed August 18, 2022 and incorporated herein by reference)

4.4
Form of Note, dated August 18, 2022, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (included within Exhibit 4.3) (filed as Exhibit 4.2 to the Company’s Form 8-K filed August 18, 2022 and incorporated herein by reference)

4.5
2031 Convertible Notes Indenture, dated November 12, 2025, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K filed November 12, 2025 and incorporated herein by reference)

4.6	Form of 0% Convertible Senior Notes due 2031 (included within Exhibit 4.5) (filed as Exhibit 4.2 to the Company’s Form 8-K filed November 12, 2025 and incorporated herein by reference)

4.7
2032 Convertible Notes Indenture, dated November 12, 2025, between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.3 to the Company’s Form 8-K filed November 12, 2025 and incorporated herein by reference)

4.8	Form of 0.875% Convertible Senior Notes due 2032 (included within Exhibit 4.7) (filed as Exhibit 4.4 to the Company’s Form 8-K filed November 12, 2025 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document (filed herewith)

101.SCH	Inline Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	Inline Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101) (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halozyme Therapeutics, Inc. (Registrant)

Dated:	May 11, 2026	By:	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 11, 2026	By:	/s/ David Ramsay
David Ramsay Interim Chief Financial Officer (Principal Financial and Accounting Officer)