Form 10-Q
period 2026-06-30
HALOZYME THERAPEUTICS, INC.
filed 2026-08-06
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares (in thousands) of the registrant’s common stock, par value $0.001 per share, was 113,498 as of July 31, 2026.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$163,138	$133,820
Marketable securities, available-for-sale	67,865	9,000
Accounts receivable, net and contract assets	455,827	441,273
Inventories	137,135	176,475
Prepaid expenses and other current assets	109,059	64,639
Total current assets	933,024	825,207
Property and equipment, net	84,271	82,137
Prepaid expenses and other assets	55,090	53,551
Goodwill	581,732	580,360
Intangible assets, net	922,443	981,467
Restricted cash	848	2,601
Total assets	$2,577,408	$2,525,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,608	$20,899
Accrued expenses	111,861	156,193
Current portion of long-term debt, net	208,970	—
Total current liabilities	344,439	177,092
Long-term debt, net	1,937,684	2,142,630
Other long-term liabilities	102,681	113,863
Deferred tax liabilities, net	49,061	42,924
Total liabilities	2,433,865	2,476,509
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 114,042 and 117,782 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	114	118
Additional paid-in capital	—	12,002
Accumulated other comprehensive loss	(7,830)	(18,092)
Retained earnings	151,259	54,786
Total stockholders’ equity	143,543	48,814
Total liabilities and stockholders’ equity	$2,577,408	$2,525,323
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues
Royalties	$307,699	$205,639	$548,380	$373,831
Product sales, net	129,626	81,510	260,050	159,551
Revenues under collaborative agreements	43,674	38,570	49,277	57,198
Total revenues	480,999	325,719	857,707	590,580
Operating expenses
Cost of sales	79,171	46,359	158,409	94,762
Amortization of intangibles	29,512	17,762	59,024	35,524
Research and development	27,664	17,543	53,224	32,342
Selling, general and administrative	56,998	41,614	114,879	83,976
Total operating expenses	193,345	123,278	385,536	246,604
Operating income	287,654	202,441	472,171	343,976
Other income (expense)
Investment and other income, net	2,836	6,891	4,154	13,709
Interest expense	(5,588)	(4,394)	(11,096)	(8,919)
Income before income tax expense	284,902	204,938	465,229	348,766
Income tax expense	54,989	39,778	85,267	65,511
Net income	$229,913	$165,160	$379,962	$283,255

Earnings per share
Basic	$1.96	$1.36	$3.23	$2.32
Diluted	$1.90	$1.33	$3.11	$2.26

Weighted average common shares outstanding
Basic	117,274	121,343	117,707	122,274
Diluted	121,215	124,158	122,092	125,452
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$229,913	$165,160	$379,962	$283,255
Other comprehensive income
Unrealized (loss) gain on marketable securities, net	(73)	(35)	(76)	154
Foreign currency translation adjustment	(29)	(3)	16	(3)
Unrealized gain (loss) on derivative instruments, net	4,161	(27,047)	8,183	(34,270)
Realized loss on derivative instruments, net	814	2,095	2,138	1,887
Comprehensive income	$234,786	$140,170	$390,223	$251,023
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Operating activities
Net income	$379,962	$283,255
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	34,335	22,834
Depreciation and amortization	8,676	5,427
Amortization of intangible assets	59,024	35,524
Amortization of debt discount	4,499	3,698
Accretion of premium on marketable securities, net	(632)	(2,843)
Realized loss on marketable securities	28	26
Loss on disposal of equipment	76	—
Lease payments recognized	429	510
Deferred income taxes	4,335	(9,952)
Changes in operating assets and liabilities
Accounts receivable, net and contract assets	(17,385)	(7,884)
Inventories	45,711	(15,126)
Prepaid expenses and other assets	(50,256)	(41,063)
Accounts payable and accrued expenses	(47,833)	(20,474)
Net cash provided by operating activities	420,969	253,932
Investing activities
Purchases of marketable securities	(120,605)	(242,399)
Proceeds from sales and maturities of marketable securities	62,269	239,278
Proceeds from working capital adjustments on acquisition	710	—
Purchases of property and equipment	(7,914)	(2,513)
Net cash used in investing activities	(65,540)	(5,634)
Financing activities
Repurchase of common stock	(332,729)	(303,489)
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	4,865	1,202
Net cash used in financing activities	(327,864)	(302,287)
Net increase (decrease) in cash and cash equivalents	27,565	(53,989)
Cash and cash equivalents at beginning of period	136,421	115,850
Cash and cash equivalents at end of period	$163,986	$61,861

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$163,138	$61,861
Restricted cash	848	—
Total cash, cash equivalents and restricted cash	$163,986	$61,861

Supplemental disclosure of non-cash investing and financing activities
Amounts accrued for purchases of property and equipment	$2,372	$281
Right-of-use assets obtained in exchange for lease obligation	$1,945	$732
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF MARCH 31, 2026	118,523	$118	$27,386	$(12,703)	$204,835	$219,636
Share-based compensation expense	—	—	17,942	—	—	17,942
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net and shares issued under the ESPP plan	320	1	6,477	—	—	6,478
Repurchase of common stock	(4,801)	(5)	(51,805)		(283,489)	(335,299)
Other comprehensive income	—	—	—	4,873	—	4,873
Net income	—	—	—	—	229,913	229,913
BALANCE AS OF JUNE 30, 2026	114,042	$114	$—	$(7,830)	$151,259	$143,543

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2025	117,782	$118	$12,002	$(18,092)	$54,786	$48,814
Share-based compensation expense	—	—	34,939	—	—	34,939
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net and shares issued under the ESPP plan	1,061	1	4,864	—	—	4,865
Repurchase of common stock	(4,801)	(5)	(51,805)		(283,489)	(335,299)
Other comprehensive income	—	—	—	10,262		10,262
Net income	—	—	—	—	379,962	379,962
BALANCE AS OF JUNE 30, 2026	114,042	$114	$—	$(7,830)	$151,259	$143,543

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF MARCH 31, 2025	123,170	$123	$7,596	$(3,413)	$477,964	$482,270
Share-based compensation expense	—	—	12,161	—	—	12,161
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net and shares issued under the ESPP plan	269	1	4,523	—	—	4,524
Repurchase of common stock	(5,818)	(6)	(24,280)		(282,091)	(306,377)
Other comprehensive loss	—	—	—	(24,990)	—	(24,990)
Net income	—	—	—	—	165,160	165,160
BALANCE AS OF JUNE 30, 2025	117,621	$118	$—	$(28,403)	$361,033	$332,748

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2024	123,138	$123	$—	$3,829	$359,869	$363,821
Share-based compensation expense	—	—	22,834	—	—	22,834
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net and shares issued under the ESPP plan	754	1	1,201	—	—	1,202
Repurchase of common stock	(6,271)	(6)	(24,035)		(282,091)	(306,132)
Other comprehensive loss	—	—	—	(32,232)	—	(32,232)
Net income	—	—	—	—	283,255	283,255
BALANCE AS OF JUNE 30, 2025	117,621	$118	$—	$(28,403)	$361,033	$332,748
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Organization and Business
Halozyme Therapeutics, Inc. is a biopharmaceutical company advancing disruptive solutions to improve patient experiences and outcomes for emerging and established therapies.
As the innovators of ENHANZE® drug delivery technology (“ENHANZE”) with our proprietary enzyme, rHuPH20, our commercially validated solution is used to facilitate the subcutaneous (“SC”) delivery of injected drugs and fluids, with the goal of improving the patient experience with rapid SC delivery and reduced treatment burden. We license our technology to biopharmaceutical companies to collaboratively develop products that combine ENHANZE with our partners’ proprietary compounds. We are also developing partner products with Hypercon™ drug delivery technology (“Hypercon technology”) and developing Surf Bio’s drug delivery technology to expand the breadth of our drug delivery technology portfolio. Hypercon technology is an innovative microparticle technology that has been demonstrated in non-clinical testing to enable hyperconcentration of drugs and biologics and reduce the injection volume for the same dosage and potentially expanding opportunities for at-home use or in-office administration by a health care provider. The Surf Bio hyperconcentration technology has similarly been demonstrated in non-clinical studies to achieve biologic concentrations of up to 500 mg/mL, for potential delivery in a single auto-injector shot for at-home use or in-office administration by a health care provider. We also develop, manufacture and commercialize, for ourselves or with our partners, drug-device combination products using our advanced auto-injector technologies that are designed to provide commercial or functional advantages such as improved convenience, reliability and tolerability, and enhanced patient comfort and adherence.
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
We currently have ENHANZE collaborations and licensing agreements with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Takeda Pharmaceuticals International AG and Baxalta US Inc. (“Takeda”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol Myers Squibb Company (“BMS”), argenx BVBA (“argenx”), ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”), Chugai Pharmaceutical Co., Ltd. (“Chugai”), Acumen Pharmaceuticals, Inc. (“Acumen”), Merus N.V. (“Merus”), Skye Bioscience, Inc. (“Skye Bioscience”), GlaxoSmithKline plc (“GSK”) and Incyte Corporation (“Incyte”). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales-based milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently earn royalties from the sales of ten commercial products including sales of five commercial products from the Roche collaboration, two commercial products from the Janssen collaboration and one commercial product from each of the Takeda, argenx and BMS collaborations.
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

2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared for purposes of and in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 17, 2026. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented, with such adjustments consisting only of normal recurring adjustments. Operating results for interim periods are not necessarily indicative of the operating results for an entire fiscal year.
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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, which mature within 90 days or less from the date of purchase. As of June 30, 2026, our cash and cash equivalents consisted of money market funds, bank certificate of deposits and demand deposits at commercial banks.
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
Restricted Cash
Under the terms of the leases of our facilities and other agreements, we are required to maintain letters of credit as security deposits during the terms of such leases. At June 30, 2026, restricted cash of $0.8 million was pledged as collateral for the letters of credit and other agreements.
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
As of June 30, 2026, our available-for-sale marketable securities consisted of U.S. Treasury securities, and were measured at fair value using Level 1. Level 2 financial instruments are valued using market prices on less active markets and proprietary pricing valuation models with observable inputs, including interest rates, yield curves, maturity dates, issue dates, settlement dates, reported trades, broker-dealer quotes, issue spreads, benchmark securities or other market related data. We obtain the fair value of Level 2 investments from our investment manager, who obtains these fair values from a third-party pricing source. We validate the fair values of Level 2 financial instruments provided by our investment manager by comparing these fair values to a third-party pricing source.
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
In accordance with the hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and are highly effective in offsetting changes to future cash flows on hedged transactions. Both at inception of the hedge and on an ongoing basis, we assess whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If we determine a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, we would discontinue hedge accounting treatment prospectively. We measure effectiveness based on the change in fair value of the forward currency forward contract and the fair value of the hypothetical foreign currency forward contract with terms that match the critical terms of the risk being hedged. No portion of our foreign currency forward contracts were excluded from the assessment of hedge effectiveness. As of June 30, 2026, all hedges were determined to be highly effective.
The assets or liabilities associated with our hedging contracts are recorded at fair market value in prepaid expense and other current assets, prepaid expenses and other assets, accrued expenses, or other long-term liabilities, respectively, in our condensed consolidated balance sheets. Gains and losses related to changes in the fair market value of these hedging contracts are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) within stockholder’s equity in our condensed consolidated balance sheets and reclassified to royalty revenue in our condensed consolidated statements of income in the same period as the recognition of the underlying hedged transaction. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, within the defined hedge period, we reclassify the gains or losses on the related cash flow hedge from AOCI to royalties revenue in our condensed consolidated statements of income. Settlements from the cash flow hedge are included in operating activities on the condensed consolidated statements of cash flows. Since the fair market value of these hedging contracts is derived from current market rates, the hedging contracts are classified as derivative financial instruments. We do not use derivatives for speculative or trading purposes. As of June 30, 2026, the amount expected to be recognized as a net loss out of AOCI into our condensed consolidated statements of income during the next 12 months is $4.3 million.
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
Hypercon Technology Collaboration and Licensing Agreements
We have several collaboration and license agreements with collaboration partners who are attempting to formulate Hypercon technology with their existing drugs to develop an additional administrative option. The collaboration partner is responsible for all development, manufacturing, clinical, regulatory, sales and marketing costs for any products developed under the agreement; however, certain Hypercon agreements also include Hypercon performing specific research and development (“R&D”) services to support the collaboration partner in their efforts. We assessed the nature of the promised goods and services in these specific contracts, which include the license of the Hypercon technology representing a functional license of intellectual property to our customers, R&D services, and manufacturing technology transfer. These promises were not capable of being distinct performance obligations at contract inception due to the exclusive proprietary know-how and certain regulatory requirements associated with the manufacturing of the product. The collaboration partner simultaneously receives and consumes the benefits of the combined performance obligations as data is generated to support regulatory approval submissions. A significant component of the cost of R&D relates to our clinical trial research consultants, who are assisting with the monitoring of the Hypercon technology to support the successful combination of the Hypercon technology with the collaboration partner’s drug.
These specific agreements include milestone payments, royalties, and an initial upfront payment. This upfront payment was received from the collaboration partner upon inception of the agreement and recorded as deferred revenue to be recognized as we perform certain R&D services to support the collaboration partner in their efforts to successfully combine Hypercon technology with previously developed products. While the services are being provided, we allocate a portion of each deferred payment to the individual drug targets. Revenue is then recognized based upon the expected costs to complete as a percentage of the budget. These agreements are designed in a way that the R&D services are being completed in partnership with the collaboration partner at the approximate costs; therefore, the deferred revenue is being recognized as the work is completed for each partner’s drug. We may incur additional expenses outside of the R&D contract which are invoiced and recognized separately from the upfront payment. Deferred revenue associated with a target that has not been identified or no work has been performed is classified as other long-term liabilities on the condensed consolidated balance sheets. Deferred revenue for expenses expected to be incurred within the next 12 months are classified as accrued expenses on the condensed consolidated balance sheets.
For recent Hypercon collaboration and license agreements, we account for the Hypercon license as a distinct performance obligation when the license and related technology are separately identifiable from subsequent R&D or other services. Under these arrangements, the collaboration partner is provided functional intellectual property that is capable of use when made available, and any later services are not required to substantively change, customize or further develop the underlying Hypercon technology for the partner to benefit from the license. Accordingly, upfront license fees allocated to the Hypercon license are recognized when the partner has received access to the licensed intellectual property at contract inception. Any subsequent R&D, manufacturing support or other services are contracted separately, and thereby accounted for as separate performance obligations priced at SSP and recognized as the services are performed. Options to select additional targets are evaluated for material rights, and grants of additional licensing rights are accounted for as separate contracts when the option does not provide a material right. The agreements have one type of performance obligation (i.e., licenses) which are typically all transferred at contract inception. Allocation of transaction price is often not required. However, allocation is required when licenses for some of the individual targets are subject to rights of exchange. When allocation is needed, we perform an allocation of the upfront amount based on relative SSP of licenses for individual targets. We determine license SSP using an income-based valuation approach utilizing risk-adjusted discounted cash flow projections of the estimated return a licensor would receive where applicable, or an alternative valuation method such as indicative value from historical transactions.
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
Income Taxes
We provide for income taxes using the liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis at each reporting period. We measure deferred tax assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse. Significant judgment is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and any associated valuation allowances recorded against our net deferred tax assets. Deferred tax assets (“DTA”) and other tax benefits are recorded when they are more likely than not to be realized. On a quarterly basis, we assess the need for valuation allowance on our DTAs, weighing all positive and negative evidence, to assess if it is more-likely-than-not that some or all of our DTAs will be realized. We recorded a provision for income tax of $55.0 million and $85.3 million with an effective tax rate of 19.3% and 18.3% for the three and six months ended June 30, 2026, respectively. The difference between our effective tax rates and the U.S. federal statutory rate of 21% is primarily due to decreases from share-based compensation windfall tax benefit, Foreign Derived Deduction Eligible Income benefit, and research and development credit generation, partially offset by state income tax and Section 162(m) disallowance.
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

3.    Business Combinations
Elektrofi, Inc.
On November 18, 2025, we acquired all outstanding equity interests of Elektrofi, Inc. (“Elektrofi”) according to the terms and conditions of the Agreement and Plan of Merger dated as of September 30, 2025. Elektrofi is a biopharmaceutical company with an innovative microparticle technology that has been demonstrated in non-clinical testing to enable hyperconcentration of drugs and biologics and reduce the injection volume for the same dosage, potentially expanding opportunities for at-home use or in-office administration by a health care provider. We acquired Elektrofi as a part of our strategy to expand our drug delivery technology offerings.
Hypercon technology is an innovative microparticle technology that has been demonstrated in non-clinical testing to enable hyperconcentration of drugs and biologics and reduce the injection volume for the same dosage, potentially expanding opportunities for at-home use or in-office administration by a health care provider.
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

	Amounts recognized as of acquisition date (as initially reported)	Measurement period adjustments (3)	Amounts recognized as of June 30, 2026 (as adjusted)
Assets acquired
Cash and cash equivalents	$84,427	$710	$85,137
Accounts receivable, net	4,755	(2,831)	1,924
Prepaid expenses and other current assets	879	—	879
Total current assets	90,061	(2,121)	87,940
Property and equipment, net	7,338	—	7,338
Operating lease right-of-use assets	8,441	—	8,441
Goodwill (1)	163,539	1,372	164,911
Intangible assets	705,000	—	705,000
Other assets	182	—	182
Total assets acquired	$974,561	$(749)	$973,812
Liabilities assumed
Accounts payable	$(929)	$—	$(929)
Accrued expenses and other current liabilities	(26,803)	158	(26,645)
Deferred revenue, current	(5,674)	—	(5,674)
Operating lease liabilities, current	(3,440)	—	(3,440)
Other current liabilities	(51)	—	(51)
Total current liabilities	(36,897)	158	(36,739)
Deferred revenue, net of current portion	(19,974)	—	(19,974)
Operating lease liabilities, net of current portion	(4,484)	—	(4,484)
Other liabilities (2)	(102,816)	591	(102,225)
Total liabilities assumed	$(164,171)	$749	$(163,422)

Net assets acquired	810,392	—	810,392
Less cash acquired	(84,427)	(710)	(85,137)
Total purchase price, net of cash acquired	$725,965	$(710)	$725,255
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
Surf Bio, Inc.
On December 22, 2025, we acquired all outstanding equity interests of Surf Bio, Inc. (“Surf Bio”) according to the terms and conditions of the Agreement and Plan of Merger dated as of December 18, 2025. Surf Bio is a preclinical biopharmaceutical company that is transforming how antibodies and biologics are delivered to patients. We acquired Surf Bio as a part of our strategy to expand our drug delivery technology offerings.
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

4.    Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$67,943	$—	$(78)	$67,865
Total marketable securities, available-for-sale	$67,943	$—	$(78)	$67,865

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$9,002	$—	$(2)	$9,000
Total marketable securities, available-for-sale	$9,002	$—	$(2)	$9,000
As of June 30, 2026, all available-for-sale marketable securities were in a $0.1 million gross unrealized loss position. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of June 30, 2026 because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
The estimated fair value of our contractual maturities of available-for-sale debt securities were as follows (in thousands):

	June 30, 2026	December 31, 2025
	Estimated Fair Value
Due within one year	$67,865	$9,000
Due after one year but within five years	—	—
Total estimated fair value of available-for-sale securities	$67,865	$9,000
The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2026			December 31, 2025
	Level 1	Level 2	Total Estimated Fair Value	Level 1	Level 2	Total Estimated Fair Value
Assets
Cash equivalents
Money market funds	$48	$—	$48	$175	$—	$175

Available-for-sale marketable securities
U.S. treasury securities	67,865	—	67,865	9,000	—	9,000
Derivative instruments
Currency hedging contracts (1)	—	2,108	2,108	—	—	—
Total assets measured at fair value	$67,913	$2,108	$70,021	$9,175	$—	$9,175

Liabilities
Derivative instruments
Currency hedging contracts (1)	$—	$12,283	$12,283	$—	$22,891	$22,891
(1) Based on observable market transactions of spot currency rates, forward currency rates or equivalently-termed instruments. Carrying amounts of the financial assets and liabilities are equal to the fair value. As of June 30, 2026, the derivative assets recorded within prepaid expenses and other current assets and prepaid expenses and other assets in our consolidated balance sheets were $0.8 million and $1.3 million, respectively. The derivative liabilities recorded within accrued expenses and other long-term liabilities in our condensed consolidated balance sheets were

$5.1 million and $7.2 million, respectively. As of December 31, 2025, the derivative liabilities recorded within accrued expenses and other long-term liabilities in our condensed consolidated balance sheets were $7.7 million and $15.1 million, respectively.
We had no available-for-sale securities that were classified within Level 3 as of June 30, 2026 and December 31, 2025.
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

5.    Revenue
Our disaggregated revenues were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Royalties	$307,699	$205,639	$548,380	$373,831

Product sales, net
Proprietary product sales	55,428	46,452	97,301	82,793
Bulk rHuPH20 sales	59,618	23,271	133,115	50,296
Device partnered product sales	14,580	11,787	29,634	26,462
Total product sales, net	129,626	81,510	260,050	159,551

Revenues under collaborative agreements
Upfront license and target nomination fees	35,500	—	35,500	220
Event-based development and regulatory milestones and other fees	5,706	24,500	5,706	24,500
Sales-based milestones	—	10,000	—	25,000
Device licensing and development revenue	2,468	4,070	8,071	7,478
Total revenues under collaborative agreements	43,674	38,570	49,277	57,198

Total revenues	$480,999	$325,719	$857,707	$590,580
During the three months ended June 30, 2026, we recognized revenue related to licenses granted to partners in prior periods in the amount of $313.4 million. This amount represents royalties earned in the current period, in addition to $5.7 million of variable consideration in the contracts where uncertainties were resolved and the development milestones are expected to be achieved or were achieved. We recognized $0.3 million revenue during the three months ended June 30, 2026 that had been included in accrued expense and other long-term liabilities in our condensed consolidated balance sheets as of December 31, 2025.
During the six months ended June 30, 2026, we recognized revenue related to licenses granted to partners in prior periods in the amount of $554.1 million. This amount represents royalties earned in the current period, in addition to $5.7 million of variable consideration in the contracts where uncertainties were resolved and the development milestones are expected to be achieved or were achieved. We recognized $2.7 million revenue during the six months ended June 30, 2026 that had been included in accrued expense and other long-term liabilities in our condensed consolidated balance sheets as of December 31, 2025.
Accounts receivable, net, other contract assets and deferred revenues (contract liabilities) from contracts with customers, including partners, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable, net	$453,327	$426,273
Other contract assets	2,500	15,000
Deferred revenues	31,669	35,482
As of June 30, 2026, the amounts included in the transaction price of our contracts with customers, including collaboration partners, and allocated to goods and services not yet provided were $266.0 million, of which $234.3 million relates to unfulfilled product purchase orders and $31.7 million has been collected and is reported as other long-term liabilities in our condensed consolidated balance sheets. The unfulfilled product purchase orders are estimated to be delivered by the second quarter of 2028. Of the total deferred revenues of $31.7 million, $4.4 million is expected to be used by our customers within the next 12 months.
There were $2.5 million of contract assets related to collaboration agreements as of June 30, 2026. While we may become entitled to receive additional event-based development and regulatory milestones and other fees under our collaborative agreements, which relate to development milestones deemed probable of receipt for intellectual property licenses granted to collaboration partners in prior periods, no amounts were deemed probable.

6.    Certain Balance Sheet Items
Accounts receivable, net and contract assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Product sales to partners	$104,323	$69,832
Revenues under collaborative agreements	6,011	40,020
Royalty payments	297,225	259,298
Other product sales	54,427	65,117
Other receivable	—	1,612
Contract assets	2,500	15,000
Total accounts receivable and contract assets	464,486	450,879
Allowance for distribution fees and discounts	(8,659)	(9,606)
Total accounts receivable, net and contract assets	$455,827	$441,273
Inventories consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$21,401	$21,869
Work-in-process	39,395	30,920
Finished goods	91,178	144,454
Total inventories	151,974	197,243
Less long-term portion (1)	(14,839)	(20,768)
Total inventories, current	$137,135	$176,475
(1) Long-term portion of inventories represents inventory expected to remain on hand beyond one year and therefore is included in prepaid expenses and other assets in the condensed consolidated balance sheets.
Prepaid expenses and other assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid manufacturing expenses	$86,872	$71,925
Other prepaid expenses	44,768	14,563
Long-term inventories	14,839	20,768
Other assets	17,670	10,934
Total prepaid expenses and other assets	164,149	118,190
Less long-term portion	(55,090)	(53,551)
Total prepaid expenses and other assets, current	$109,059	$64,639
Prepaid manufacturing expenses include raw materials, slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory as materials are used or the contract manufacturing organization services are complete.

Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Research equipment	$20,701	$18,305
Manufacturing equipment	45,954	41,863
Computer and office equipment	6,965	8,034
Internal-use software	2,559	1,878
Leasehold improvements	7,521	7,521
Subtotal	83,700	77,601
Accumulated depreciation and amortization	(33,936)	(33,159)
Subtotal	49,764	44,442
Right of use of assets	34,507	37,695
Total property and equipment, net	$84,271	$82,137
Depreciation and amortization expense was approximately $4.5 million and $2.7 million, inclusive of ROU asset amortization of $2.5 million and $1.5 million for the three months ended June 30, 2026 and 2025, respectively.
Depreciation and amortization expense was approximately $8.7 million and $5.4 million, inclusive of ROU asset amortization of $5.1 million and $3.0 million for the six months ended June 30, 2026 and 2025, respectively.
Accrued expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued compensation and payroll taxes	$20,684	$28,621
Accrued outsourced manufacturing expenses	5,181	11,775
Taxes payable	26,426	44,148
Product returns and sales allowance	44,108	46,594
Other accrued expenses	86,264	104,349
Lease liability	31,879	34,569
Total accrued expenses	214,542	270,056
Less long-term portion	(102,681)	(113,863)
Total accrued expenses, current	$111,861	$156,193
Expense associated with the accretion of the lease liabilities was approximately $0.6 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively, and $1.3 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively. Total lease expense for the three months ended June 30, 2026 and 2025 was $3.2 million and $2.0 million, respectively, and $6.3 million and $4.0 million for the six months ended June 30, 2026 and 2025, respectively.
Cash paid for amounts related to leases for the three months ended June 30, 2026 and 2025 was $3.0 million and $1.8 million, respectively, and $5.9 million and $3.5 million for the six months ended June 30, 2026 and 2025, respectively.

7.    Goodwill and Intangible Assets, net
Goodwill
A summary of the activity impacting goodwill is presented below (in thousands):

Balance as of December 31, 2025	$580,360
Measurement period adjustment	1,372
Balance as of June 30, 2026	$581,732
Intangible Assets, net
Our acquired intangible assets are amortized using the straight-line method over their estimated useful lives of seven to fifteen years. The following table shows the cost, accumulated amortization and weighted average useful life in years for our acquired intangible assets as of June 30, 2026 (in thousands).

	Weighted Average Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Auto-injector technology platform	7	$402,000	$235,735	$166,265
XYOSTED proprietary product	10	136,200	55,908	80,292
Hypercon developed technology platform	15	230,000	9,498	220,502
Customer relationships (1)	15	470,000	19,410	450,590
Trade name	15	5,000	206	4,794
Total intangible assets, net		$1,243,200	$320,757	$922,443

(1) A partner is currently evaluating the potential return of a target. Through discussions with the partner, the deadline for making a decision has been extended and we now expect the partner will make a decision by February 2027. If the partner does decide to return the target in the future without nominating an alternative target with similar future cash flows, we would be required to evaluate the impact to our acquired customer relationship intangibles associated with the Elektrofi acquisition, along with other identified intangibles and goodwill of the reporting unit. Such assessment could result in a material interim impairment charge to intangibles and/or goodwill, depending on the facts and circumstances.
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

Year	Amortization Expense
Remainder of 2026	$59,024
2027	118,049
2028	118,049
2029	83,314
2030	60,620
Thereafter	483,387
Total	$922,443

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
Holders may convert their 2032 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2026, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture for the 2032 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, May 15, 2032, until the close of business on the second scheduled trading day immediately before the maturity date. As of June 30, 2026, the 2032 Convertible Notes were not convertible.
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
As of June 30, 2026, we were in compliance with all covenants.
2032 Capped Call Transactions
In connection with the offering of the 2032 Convertible Notes, we entered into capped call transactions with certain counterparties (the “2032 Capped Call Transactions”). The 2032 Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2032 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2032 Convertible Notes. The cap price of the 2032 Capped Call Transactions is initially $136.78 per share of common stock, representing a premium of 100% above the last reported sale price of $68.30 per share of common stock on November 5, 2025, and is subject to certain adjustments under the terms of the 2032 Capped Call Transactions. As of June 30, 2026, no 2032 Capped Call Transactions had been exercised.
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
Holders may convert their 2031 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2026, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture for the 2031 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, August 15, 2030, until the close of business on the scheduled trading day immediately before the maturity date. As of June 30, 2026, the 2031 Convertible Notes were not convertible.
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
As of June 30, 2026, we were in compliance with all covenants.
2031 Capped Call Transactions
In connection with the offering of the 2031 Convertible Notes, we entered into capped call transactions with certain counterparties (the “2031 Capped Call Transactions”). The 2031 Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2031 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2031 Convertible Notes. The cap price of the 2031 Capped Call Transactions is initially $136.78 per share of common stock, representing a premium of 100% above the last reported sale price of $68.30 per share of common stock on November 5, 2025, and is subject to certain adjustments under the terms of the 2031 Capped Call Transactions. As of June 30, 2026, no 2031 Capped Call Transactions had been exercised.
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

Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture for the 2028 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. As of June 30, 2026, the 2028 Convertible Notes were not convertible.
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
As of June 30, 2026, we were in compliance with all covenants.
2028 Capped Call Transactions
In connection with the offering of the 2028 Convertible Notes, we entered into capped call transactions with certain counterparties (the “2028 Capped Call Transactions”). The 2028 Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2028 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2028 Convertible Notes. The cap price of the 2028 Capped Call Transactions is initially $75.4075 per share of common stock, representing a premium of 75% above the last reported sale price of $43.09 per share of common stock on August 15, 2022, and is subject to certain adjustments under the terms of the 2028 Capped Call Transactions. As of June 30, 2026, no 2028 Capped Call Transactions had been exercised.
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

Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. As of June 30, 2026, the 2027 Convertible Notes were not convertible.
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
As of June 30, 2026, we were in compliance with all covenants.

Net Carrying Amounts of our Convertible Notes
The carrying amount and fair value of our Convertible Notes were as follows (in thousands).

	June 30, 2026	December 31, 2025
Principal amount
2027 Convertible Notes	$209,575	$209,575
2028 Convertible Notes	469,999	469,999
2031 Convertible Notes	750,000	750,000
2032 Convertible Notes	750,000	750,000
Total principal amount	$2,179,574	$2,179,574

Unamortized debt discount
2027 Convertible Notes	$(605)	$(1,058)
2028 Convertible Notes	(4,517)	(5,561)
2031 Convertible Notes	(13,647)	(15,108)
2032 Convertible Notes	(14,151)	(15,217)
Total unamortized debt discount	$(32,920)	$(36,944)

Carrying amount
2027 Convertible Notes	$208,970	$208,517
2028 Convertible Notes	465,482	464,438
2031 Convertible Notes	736,353	734,892
2032 Convertible Notes	735,849	734,783
Total carrying amount	$2,146,654	$2,142,630

Fair value based on trading levels (Level 2)
2027 Convertible Notes	$233,850	$229,736
2028 Convertible Notes	686,871	624,690
2031 Convertible Notes	809,025	755,655
2032 Convertible Notes	824,618	764,213
Total fair value of outstanding notes	$2,554,364	$2,374,294

The following table summarizes the components of interest expense and the effective interest rates for each of our Convertible Notes (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Coupon interest
2027 Convertible Notes	$131	$503	$262	$1,006
2028 Convertible Notes	1,175	1,800	2,350	3,600
2032 Convertible Notes	1,641	—	3,281	—
Total coupon interest	$2,947	$2,303	$5,893	$4,606

Amortization of debt discount
2027 Convertible Notes	$226	$863	$452	$1,725
2028 Convertible Notes	523	790	1,044	1,576
2031 Convertible Notes	731	—	1,461	—
2032 Convertible Notes	534	—	1,066	—
Total amortization of debt discount	$2,014	$1,653	$4,023	$3,301

Interest expense
2027 Convertible Notes	$357	$1,366	$714	$2,731
2028 Convertible Notes	1,698	2,590	3,394	5,176
2031 Convertible Notes	731	—	1,461	—
2032 Convertible Notes	2,175	—	4,347	—
Total interest expense	$4,961	$3,956	$9,916	$7,907

Effective interest rates
2027 Convertible Notes	0.7%	0.7%	0.7%	0.7%
2028 Convertible Notes	1.5%	1.5%	1.5%	1.5%
2031 Convertible Notes	0.4%	$—	0.4%	$—
2032 Convertible Notes	1.2%	$—	1.2%	$—
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
As of June 30, 2026, the Revolving Credit Facility was undrawn. We incurred a total of $7.3 million in third-party costs related to the 2022 Credit Agreement which are recorded as debt issuance cost within prepaid expenses and other assets in our condensed consolidated balance sheets. As of June 30, 2026, the unamortized debt issuance cost related to the revolving credit facility was $4.2 million.

9.    Stockholders’ Equity
Share-based Compensation
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income related to share-based awards (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Research and development	$4,755	$3,545	$9,799	$6,774
Selling, general and administrative	12,943	8,616	24,536	16,060
Total share-based compensation expense	$17,698	$12,161	$34,335	$22,834
Share-based compensation expense by type of share-based award was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Stock options	$4,404	$3,773	$9,944	$7,582
RSUs, PSUs and ESPP	13,294	8,388	24,391	15,252
Total share-based compensation expense	$17,698	$12,161	$34,335	$22,834
We granted stock options to purchase approximately 0.4 million and 0.4 million shares of common stock during the six months ended June 30, 2026 and 2025, respectively. The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes Model”). Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments. The assumptions used in the Black-Scholes Model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected volatility	40.14 - 40.20%	40.95 - 40.95%	29.91 - 41.95%	39.68 - 40.95%
Average expected term (in years)	4.7	5.5	4.7	4.8
Risk-free interest rate	3.97 - 4.08%	3.81 - 3.81%	3.62 - 4.08%	3.81 - 4.34%
Expected dividend yield	—	—	—	—
In February 2021, our Board of Directors approved our 2021 ESPP and our stockholders approved the plan in May 2021. The 2021 ESPP enables eligible employees to purchase shares of our common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Share purchases are funded through payroll deduction of at least 1% and up to 15% of an employee’s compensation for each payroll period, and no employee may purchase shares under the 2021 ESPP that exceeds $25,000 worth of our common stock for a calendar year. As of June 30, 2026, 2.5 million shares were available for future purchase. The offering period is generally for a six-month period. Offering periods shall commence on or about the sixteenth day of June and December of each year and end on or about the fifteenth day of the next December and June, respectively, occurring thereafter. During the six months ended June 30, 2026, 16,946 shares were issued pursuant to the ESPP.

Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized was as follows (in thousands, unless otherwise noted):

	June 30, 2026
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (in years)
Stock options	$33,461	2.36
RSUs	69,922	2.69
PSUs	36,834	1.99
ESPP	300	0.34

Share Repurchases
February 2024 Share Repurchase Program
In February 2024, our Board of Directors authorized a new capital return program to repurchase up to $750.0 million of our outstanding common stock. During 2024, we repurchased approximately 4.7 million shares for $250.0 million at an average price of $53.95 per share. During 2025, we repurchased approximately 6.5 million shares for $342.3 million at an average price of $52.32 per share. During the second quarter of 2026, we repurchased approximately 2.3 million shares for $157.7 million at an average price of $67.91 per share.
Our February 2024 share repurchase program was completed in June 2026 with a total of 13.5 million shares repurchased at an average price of $55.56 per share.
May 2026 Share Repurchase Program
In May 2026, our Board of Directors authorized a new capital return program to repurchase up to $1.0 billion of our outstanding common stock by December 31, 2028.
During the second quarter of 2026, we repurchased 2.5 million shares for $175.1 million at an average price of $70.60 per share under the May 2026 program.
We had the following share repurchase activity under the approved share repurchase programs (in thousands, except share and per share amounts):

	2026
	Total Number of Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost
First quarter	—	$—	$—
Second quarter(1)	4,801,364	$69.30	332,729
	4,801,364	$—	$332,729
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
A reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator
Net income	$229,913	$165,160	$379,962	$283,255
Denominator
Weighted average common shares outstanding for basic earnings per share	117,274	121,343	117,707	122,274
Dilutive potential common stock outstanding
Stock options	1,731	1,978	1,825	2,021
RSUs, PSUs and ESPP	713	638	950	828
Convertible Notes	1,497	199	1,610	329
Weighted average common shares outstanding for diluted earnings per share	121,215	124,158	122,092	125,452
Earnings per share
Basic	$1.96	$1.36	$3.23	$2.32
Diluted	$1.90	$1.33	$3.11	$2.26
Shares which have been excluded from the calculation of diluted earnings per common share because their effect was anti-dilutive include the following (shares in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Anti-dilutive securities (1)	28.3	24.4	28.2	24.3
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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” of the Private Securities Litigation Reform Act of 1995, provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements, other than statements of historical fact, included herein, including without limitation those regarding our future product development and regulatory events and goals, product collaborations, our business intentions and financial estimates and anticipated results, are, or may be deemed to be, forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity,” “project” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report on Form 10-Q. Additionally, statements concerning future matters such as the development or regulatory approval of new partner products, enhancements of existing products or technologies, the use of artificial intelligence in our operations, uncertainties in tariffs, trade and pharmaceutical pricing policies, tax legislation, timing and success of the launch of new products by us and our partners, third-party performance under key collaboration agreements, the ability of our bulk drug and device part manufacturers to provide adequate supply for our partners, revenue, expense, cash burn levels and our ability to make timely repayments of debt, anticipated amounts and timing of share repurchases, anticipated profitability and expected trends and other statements regarding our plans and matters that are not historical are forward-looking statements.
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
As the innovators of ENHANZE® drug delivery technology (“ENHANZE”) with our proprietary enzyme, rHuPH20, our commercially validated solution is used to facilitate the subcutaneous (“SC”) delivery of injected drugs and fluids, with the goal of improving the patient experience with rapid SC delivery and reduced treatment burden. We license our technology to biopharmaceutical companies to collaboratively develop products that combine ENHANZE with our partners’ proprietary compounds. We are also developing partner products with Hypercon™ drug delivery technology (“Hypercon technology”) and developing the Surf Bio drug delivery technology to expand the breadth of our drug delivery technology portfolio. Hypercon technology is an innovative microparticle technology that has been demonstrated in non-clinical testing to enable hyperconcentration of drugs and biologics and reduce the injection volume for the same dosage and potentially expanding opportunities for at-home use or in-office administration by a health care provider. The Surf Bio hyperconcentration technology has similarly been demonstrated in non-clinical studies to achieve biologic concentrations of up to 500 mg/mL, for potential delivery in a single auto-injector shot for at-home use or in-office administration by a health care provider. We also develop, manufacture and commercialize, for ourselves or with our partners, drug-device combination products using our advanced auto-injector technologies that are designed to provide commercial or functional advantages such as improved convenience, reliability and tolerability, and enhanced patient comfort and adherence.
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
We currently have ENHANZE collaborations and licensing agreements with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Takeda Pharmaceuticals International AG and Baxalta US Inc. (“Takeda”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol Myers Squibb Company (“BMS”), argenx BVBA (“argenx”), ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”), Chugai Pharmaceutical Co., Ltd. (“Chugai”), Acumen Pharmaceuticals, Inc. (“Acumen”), Merus N.V. (“Merus”), Skye Bioscience, Inc. (“Skye Bioscience”), GlaxoSmithKline plc (“GSK”) and Incyte Corporation (“Incyte”). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales-based milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently earn royalties from the sales of ten commercial products including sales of five commercial products from the Roche collaboration, two commercial products from the Janssen collaboration and one commercial product from each of the Takeda, argenx and BMS collaborations.
Through our recent acquisition of Elektrofi, Inc. (“Elektrofi”), subsequently renamed Halozyme Hypercon, Inc. (“Hypercon”), we have Hypercon collaboration and license agreements with Janssen, Lilly, argenx, Vertex Pharmaceuticals Incorporated (“Vertex”) and Oruka Therapeutics, Inc. (“Oruka”). In addition to receiving upfront license fees from our Hypercon collaborations, we are entitled to receive event and sales-based milestone payments and royalties from commercial sales for approved partner products co-formulated with Hypercon. A partner is currently evaluating the potential return of a target. Through discussions with the partner, the deadline for making a decision has been extended and we now expect the partner will make a decision by February 2027. If the partner does decide to return the target in the future without nominating an alternative target with similar future cash flows, we would be required to evaluate the impact to our acquired customer relationship intangibles associated with the Elektrofi acquisition, along with other identified intangibles and goodwill of the reporting unit. Such assessment could result in a material interim impairment charge to intangibles and/or goodwill, depending on the facts and circumstances.
We have commercialized auto-injector products with Teva Pharmaceutical Industries, Ltd. (“Teva”). We have development programs including our auto-injectors with McDermott Laboratories Limited, an affiliate of Viatris Inc. (“Viatris”).
Our commercial portfolio of proprietary products includes Hylenex®, utilizing rHuPH20, and XYOSTED®, utilizing our auto-injector technology.

Our second quarter of 2026 and recent key events are as follows:
Corporate
•In May 2026, we announced a new share repurchase program to repurchase up to $1.0 billion of our outstanding common stock by December 31, 2028, with an expectation of buying back at least $400 million of shares in 2026. During the second quarter of 2026, we repurchased 4.8 million shares for $332.8 million at an average price of $69.30 per share under the May 2026 and February 2024 share repurchase programs. The February 2024 share repurchase program was completed in June 2026.
Partners
•In July 2026, we and Incyte entered into a global collaboration and license agreement to evaluate additional SC formulations of INCA033989, a first-in-class mutant calreticulin-targeted monoclonal antibody, in patients with mutant calreticulin expressing myeloproliferative neoplasms, utilizing Halozyme’s proprietary ENHANZE drug delivery technology. Under the collaboration, Incyte also has the option to nominate up to two additional targets for use with ENHANZE. Under the terms of the agreement, Incyte agreed to make an upfront payment and potential future milestone payments and royalties on net sales of products developed with ENHANZE.
•In the third quarter of 2026, the ongoing ARGX-119 adimanebart program was expanded to include a Phase 1 SC bioavailability study with ENHANZE.
•In May 2026, we and an undisclosed company entered into a global collaboration and license agreement that provides the company access to ENHANZE to develop a nucleic acid therapeutic.
•In May 2026, Janssen announced pivotal results from the Phase 1b/2 OrigAMI-4 study showing that subcutaneous amivantamab and hyaluronidase-lpuj delivered durable responses in patients with advanced head and neck squamous cell carcinoma previously treated with immunotherapy and chemotherapy and submitted a supplemental Biologics License Application to the U.S. Food and Drug Administration (“FDA”).
•In May 2026, Viatris initiated a Phase 1 study to evaluate the pharmacokinetics, pharmacodynamics, and tolerability of a single dose of selatogrel in Chinese adults with chronic coronary syndrome.
•In May 2026, argenx announced FDA approval of a supplemental Biologics License Application for VYVGART Hytrulo with ENHANZE for the treatment of adult patients with generalized myasthenia gravis including all serotypes – anti-AChR-Ab positive, anti-MuSK-Ab positive, anti-LRP4-Ab positive, and triple seronegative.
•In May 2026, we and GSK entered into a global collaboration and license agreement for ENHANZE with multiple oncology targets, including the first potential application in antibody-drug conjugates. Under the terms of the agreement, GSK made an upfront payment and agreed to make potential future milestone payments and royalties on net sales of products developed with ENHANZE.
•In May 2026, we and Oruka entered into a global exclusive collaboration and license agreement for our Hypercon technology for use with ORKA-001, in development for psoriasis and related inflammatory diseases and one additional target. Under the terms of the agreement, Oruka made an upfront payment and agreed to make potential future milestone payments and mid-single digit royalties on net sales of products developed using the Hypercon technology.
•In May 2026, Takeda announced positive topline results from its pivotal phase 2/3 trial of TAK-881 with ENHANZE in Primary Immunodeficiency Disease.
•In April 2026, we and Vertex entered into a global exclusive collaboration and license agreement that provides Vertex access to our Hypercon technology for use in up to three targets. Under the terms of the agreement, Vertex made a $15 million upfront payment and agreed to make potential future milestone payments and royalties on net sales of products developed using the Hypercon technology.

Product and Product Candidates
The following table summarizes our marketed proprietary products and product candidates under development and our marketed partnered products and product candidates under development with our partners:

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	INDICATION	PHASE 1 / PHASE 2 / PHASE 3 / FILED / APPROVED
PROPRIETARY APPROVED PRODUCTS			
HYLENEX® recombinant (hyaluronidase human injection)	Various	Adjuvant for subcutaneous fluid delivery for dispersion & absorption of other injected drugs	Approved in the U.S.
XYOSTED® (testosterone enanthate) injection (CIII)	Urology	Testosterone Replacement Therapy	Approved in the U.S.
ENHANZE® PARTNER APPROVED PRODUCTS			
Roche			
Herceptin® SC (trastuzumab) (OUS) Herceptin Hylecta™ (trastuzumab and hyaluronidase-oysk) (U.S.)	Oncology	Breast Cancer	Approved in the U.S., EU, China and other countries outside the U.S. (OUS)
Phesgo®(pertuzumab/trastuzumab/hyaluronidase-zzfx) (OUS) and (pertuzumab/trastuzumab)(EU)	Oncology	Breast Cancer	Approved in the U.S., EU, OUS, Japan, and China
MabThera® SC (rituximab) (OUS) RITUXAN HYCELA™ (rituximab/hyaluronidase human) (U.S.)	Oncology	Multiple Blood Cancers	Approved for NHL in EU and OUS Approved for CLL in EU and OUS Approved for DLBCL, CLL and FL in the U.S. Approved for DLBCL in China
Tecentriq® SC (atezolizumab) (EU/U.K.) Tecentriq Hybreza™ (atezolizumab) (U.S.)	Oncology	Certain Types of Lung, Liver, Skin, and Soft Tissue Cancer	Approved in the U.S., EU, and the U.K.
OCREVUS® SC (Ocrelizumab) (EU/U.K.) OCREVUS ZUNOVO™ (Ocrelizumab) (U.S.)	Neurology	Multiple Sclerosis	Approved in the U.S., EU, and the U.K.
Takeda			
HYQVIA® (Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase)	Immunology	Primary Immunodeficiency Secondary Immunodeficiencies (EU and Japan)	Approved in the U.S., EU, OUS, and Japan
		Chronic Inflammatory Demyelinating Polyneuropathy Multifocal Motor Neuropathy (Japan)	Approved in the U.S., EU, and Japan
Janssen			
DARZALEX FASPRO® (daratumumab hyaluronidase human-fihj) (U.S./China) DARZALEX SC® (daratumumab) (EU/OUS) DARZQURO® (daratumumab) (Japan)	Oncology	Multiple Myeloma Relapsed or refractory multiple myeloma	Approved for Multiple Myeloma in the U.S., EU, Japan and OUS Approved for Relapsed or Refractory Multiple Myeloma in the U.S.
DARZALEX FASPRO® (daratumumab hyaluronidase human-fihj) (U.S./China) DARZQURO® (daratumumab) (Japan) DARZALEX SC® (daratumumab) (EU/OUS)	Hematology	AL Amyloidosis	Approved for AL Amyloidosis in the U.S., EU, Japan, China and OUS
DARZALEX SC® (daratumumab) (EU/OUS) DARZALEX FASPRO® (daratumumab hyaluronidase human-fihj) (U.S.)	Oncology	Smoldering Multiple Myeloma	Approved for Smoldering Multiple Myeloma in the EU, U.S. and OUS
RYBREVANT SC® (amivantamab) (EU) RYBREVANT FASPRO (amivantamab and hyaluronidase-lpuj) (U.S./China) RYBROFAZ® (Japan)	Oncology	Non-Small Cell Lung Cancer	Approved in the U.S., EU, Japan and China
Argenx			
VYVGART® Hytrulo (efgartigimod alfa and hyaluronidase-qvfc) (U.S.) VYVGART® SC (efgartigimod alfa) (EU) VYVDURA® (efgartigimod alfa and hyaluronidase-qvfc) (Japan) VYVGART® Hytrulo (efgartigimod alfa SC injection) (China)	Autoimmunity	Generalized Myasthenia Gravis	Approved in the U.S., EU, Japan and China
VYVGART® Hytrulo (efgartigimod alfa and hyaluronidase-qvfc) (U.S.) VYVGART® SC (efgartigimod alfa) (EU) VYVDURA® (efgartigimod alfa and hyaluronidase-qvfc) (Japan) VYVGART® Hytrulo (efgartigimod alfa SC injection) (China)	Autoimmunity	Chronic Inflammatory Demyelinating Polyneuropathy	Approved in the U.S., EU, Japan and China
BMS			
Opdivo® Qvantig (nivolumab and hyaluronidase-nvhy) (U.S.) Opdivo® SC (nivolumab and hyaluronidase) (EU)	Oncology	Certain types of Kidney, Skin, Lung, Colorectal, Head and Neck, Urothelial, Liver, Esophageal and Stomach Cancer	Approved in the U.S. and EU
DEVICE PARTNER APPROVED PRODUCTS			
Teva			
Epinephrine Injection USP (generic equivalent to EpiPen® and EpiPen® Jr.)	Allergy and Immunology	Anaphylaxis	Approved in the U.S.
Teriparatide Injection (generic version of Forsteo®) (EU) Teriparatide Injection (generic version of Forteo®) (U.S.)	Endocrinology	Osteoporosis	Approved in the U.S. and EU

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
In October 2021, Takeda initiated a Phase 1 single-dose, single-center, open-label, three-arm study to assess the tolerability and safety of immune globulin SC (human), 20% solution with ENHANZE (TAK-881) at various infusion rates in healthy adult subjects. In October 2023, Takeda initiated a Phase 2/3 study to evaluate pharmacokinetic measures, safety, and tolerability of SC administration of TAK-881 in adult and pediatric participants with Primary Immunodeficiency Diseases. In May 2026, Takeda announced positive topline results from its pivotal phase 2/3 trial of TAK-881 in Primary Immunodeficiency Disease.
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
In May 2026, Janssen announced pivotal results from the Phase 1b/2 OrigAMI-4 study showing that subcutaneous amivantamab and hyaluronidase-lpuj delivered durable responses in patients with advanced head and neck squamous cell carcinoma previously treated with immunotherapy and chemotherapy and submitted a supplemental Biologics License Application to the FDA.
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
argenx is currently conducting the following studies with the goal of expanding approved indications for efgartigimod with ENHANZE: Phase 2/3 (ALKIVIA) study in active idiopathic inflammatory myopathy (Myositis), Phase 2 (Shamrock) study for kidney transplant recipients with antibody mediated rejection, Phase 3 (ADAPT oculus) study for adult patients with ocular myasthenia gravis, Phase 3 (Unity) study in patients with moderate-to-severe Primary Sjogren’s Disease and Phase 2 (eSScape) study in adults with Systemic Sclerosis and two Phase 3 studies (VitaliThy) in adults with Grave’s Disease. In February 2026, argenx announced positive topline results from the Phase 3 ADAPT oculus trial of VYVGART in ocular myasthenia gravis. In May 2026, argenx announced FDA approval of a supplemental Biologics License Application for VYVGART Hytrulo with ENHANZE for the treatment of adult patients with generalized myasthenia gravis including all serotypes – anti-AChR-Ab positive, anti-MuSK-Ab positive, anti-LRP4-Ab positive and triple seronegative.
In May 2025, argenx initiated a Phase 1 study to evaluate ARGX-213 with ENHANZE.
In the fourth quarter of 2025, the ongoing argenx ARGX-121 Phase 1 program was expanded to include an SC-arm evaluating ARGX-121 with ENHANZE in healthy adults.
In January 2026, argenx initiated a Phase 1 study to evaluate ARGX-124 with ENHANZE.
In the third quarter of 2026, the ongoing ARGX-119 adimanebart program was expanded to include a Phase 1 SC bioavailability study with ENHANZE.
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
Incyte Collaboration
In July 2026, we and Incyte entered into a global collaboration and license agreement to evaluate additional SC formulations of INCA033989, a first-in-class mutant calreticulin targeted monoclonal antibody, in patients with mutant calreticulin expressing myeloproliferative neoplasms, utilizing Halozyme’s proprietary ENHANZE drug delivery technology. Under the collaboration, Incyte also has the option to nominate up to two additional targets for use with ENHANZE.
Undisclosed Partner Collaboration
In May 2026, we and an undisclosed company entered into a global collaboration and license agreement that provides the company access to ENHANZE to develop a nucleic acid therapeutic. The undisclosed partner has the option to nominate up to two additional targets for use with ENHANZE.
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
In August 2021, Idorsia initiated a multi-center, double-blind, randomized, placebo-controlled, parallel-group Phase 3 study to evaluate the efficacy and safety of self-administered SC selatogrel for prevention of all-cause death and treatment of acute myocardial infarction in subjects with a recent history of acute myocardial infarction. In May 2026, Viatris initiated a Phase 1 study to evaluate the pharmacokinetics, pharmacodynamics, and tolerability of a single dose of selatogrel in Chinese adults with chronic coronary syndrome.
In December 2025, we entered into a commercial license and supply agreement with Viatris under which we license and supply an auto-injector product for self-administered SC selatogrel for the treatment of acute myocardial infarction in adult patients.

Results of Operations
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Royalties – Royalties were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	June 30,
	2026	2025	Dollar	Percentage
DARZALEX	$152,223	$119,952	$32,271	27%
VYVGART Hytrulo	72,632	29,898	42,734	143%
Phesgo	28,410	26,382	2,028	8%
Other	54,434	29,407	25,027	85%
Total royalties	$307,699	$205,639	$102,060	50%
The increase in royalties was primarily driven by continued sales uptake of ENHANZE partner products that have launched since 2020, predominantly VYVGART Hytrulo by argenx and DARZALEX SC by Janssen in all geographies and contributions from other recently launched products. This growth was partially diluted by earlier-launched ENHANZE partner products that are later in their life cycle and experiencing modest price erosion, such as Herceptin and MabThera by Roche.
We expect royalty revenue to grow further as a result of anticipated increasing partner product sales of DARZALEX SC, VYVGART Hytrulo and Phesgo, the largest drivers of our royalty revenues. The total of all other products is also expected to grow, mainly driven by recently launched ENHANZE partner products, TECENTRIQ SC and OCREVUS SC by Roche, RYBREVANT SC by Janssen and Opdivo Qvantig by BMS, partially offset by modest price erosion expected to continue on earlier launched ENHANZE partner products, Herceptin and MabThera.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	June 30,
	2026	2025	Dollar	Percentage
Proprietary product sales	$55,428	$46,452	$8,976	19%
Bulk rHuPH20 sales	59,618	23,271	36,347	156%
Device partnered product sales	14,580	11,787	2,793	24%
Total product sales, net	$129,626	$81,510	$48,116	59%
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
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	June 30,
	2026	2025	Dollar	Percentage
Upfront license and target nomination fees	$35,500	$—	$35,500	100%
Event-based development and regulatory milestones and other fees	5,706	24,500	(18,794)	(77)%
Sales-based milestones	—	10,000	(10,000)	(100)%
Device licensing and development revenue	2,468	4,070	(1,602)	(39)%
Total revenues under collaborative agreements	$43,674	$38,570	$5,104	13%
The increase in revenues under collaborative agreements was primarily due to the timing of milestones achieved. Revenue from upfront licenses fees, license fees for the election of additional targets, event-based payments, license maintenance and other license fees vary from period to period based on our ENHANZE and Hypercon collaboration activity. We expect these revenues to continue to fluctuate in future periods based on our partners’ ability to meet various clinical, regulatory and event-based milestones set forth in such agreements and our ability to obtain new collaborative agreements.

Operating expenses – Operating expenses were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	June 30,
	2026	2025	Dollar	Percentage
Cost of sales	$79,171	$46,359	$32,812	71%
Amortization of intangibles	29,512	17,762	11,750	66%
Research and development	27,664	17,543	10,121	58%
Selling, general and administrative	56,998	41,614	15,384	37%
Total operating expenses	$193,345	$123,278	$70,067	57%
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
Investment and Other Income, Net – Investment and other income, net was as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	June 30,
	2026	2025	Dollar	Percentage
Investment and other income, net	$2,836	$6,891	$(4,055)	(59)%
Investment and other income, net consists primarily of interest income on our cash, cash-equivalent and marketable securities. The decrease in investment and other income, net was primarily due to a decrease in the average invested balance.
Interest Expense – Interest expense was as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	June 30,
	2026	2025	Dollar	Percentage
Interest expense	$5,588	$4,394	$1,194	27%
Interest expense consists primarily of costs related to our convertible notes and revolving credit facility. The increase in interest expense is due to the issuance of the 2031 and 2032 Convertible Notes in the fourth quarter of 2025.

Income Tax Expense – Income tax expense was as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	June 30,
	2026	2025	Dollar	Percentage
Income tax expense	$54,989	$39,778	$15,211	38%
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

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Royalties – Royalties were as follows (in thousands):

	Six Months Ended		Increase / (Decrease)
	June 30,
	2026	2025	Dollar	Percentage
DARZALEX	$281,256	$222,147	$59,109	27%
VYVGART Hytrulo	118,915	50,988	67,927	133%
Phesgo	58,608	50,458	8,150	16%
Other	89,601	50,238	39,363	78%
Total royalties	$548,380	$373,831	$174,549	47%
The increase in royalties was primarily driven by continued sales uptake of ENHANZE partner products that have launched since 2020, predominantly VYVGART Hytrulo by argenx and DARZALEX SC by Janssen in all geographies and contributions from other recently launched products. This growth was partially diluted by earlier-launched ENHANZE partner products that are later in their life cycle and experiencing modest price erosion, such as Herceptin and MabThera by Roche.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Six Months Ended		Increase / (Decrease)
	June 30,
	2026	2025	Dollar	Percentage
Proprietary product sales	$97,301	$82,793	$14,508	18%
Bulk rHuPH20 sales	133,115	50,296	82,819	165%
Device partnered product sales	29,634	26,462	3,172	12%
Total product sales, net	$260,050	$159,551	$100,499	63%
The increase in product sales, net was primarily due to increased sales of bulk rHuPH20 driven by partner demand as well as contributions from our proprietary product XYOSTED driven by continued market growth.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Six Months Ended		Increase / (Decrease)
	June 30,
	2026	2025	Dollar	Percentage
Upfront license and target nomination fees	$35,500	$220	$35,280	16036%
Event-based development and regulatory milestones and other fees	5,706	24,500	(18,794)	(77)%
Sales-based milestones	—	25,000	(25,000)	(100)%
Device licensing and development revenue	8,071	7,478	593	8%
Total revenues under collaborative agreements	$49,277	$57,198	$(7,921)	(14)%
The decrease in revenues under collaborative agreements was primarily due to the timing of milestones achieved.

Operating expenses – Operating expenses were as follows (in thousands):

	Six Months Ended		Increase / (Decrease)
	June 30,
	2026	2025	Dollar	Percentage
Cost of sales	$158,409	$94,762	$63,647	67%
Amortization of intangibles	59,024	35,524	23,500	66%
Research and development	53,224	32,342	20,882	65%
Selling, general and administrative	114,879	83,976	30,903	37%
Total operating expenses	$385,536	$246,604	$138,932	56%

Cost of Sales – The increase in cost of sales was primarily due to an increase in bulk rHuPH20 sales.
Amortization of Intangibles – The increase in amortization of intangibles expense was due to the acquisition of Elektrofi in November 2025.
Research and Development – The increase in research and development expense was primarily due to the acquisition of Elektrofi and Surf Bio in the fourth quarter of 2025.
Selling, General and Administrative – The increase in SG&A expenses was primarily due to an increase in consulting and professional service fees, including litigation costs in connection with a patent infringement litigation case, the acquisition of Elektrofi and Surf Bio, and an increase in compensation expense.
Investment and Other Income, Net – Investment and other income, net was as follows (in thousands):

	Six Months Ended		Increase / (Decrease)
	June 30,
	2026	2025	Dollar	Percentage
Investment and other income, net	$4,154	$13,709	$(9,555)	(70)%
The decrease in investment and other income, net was primarily due to a decrease in the average invested balance.
Interest Expense – Interest expense was as follows (in thousands):

	Six Months Ended		Increase / (Decrease)
	June 30,
	2026	2025	Dollar	Percentage
Interest expense	$11,096	$8,919	$2,177	24%
The increase in interest expense is due to the issuance of the 2031 and 2032 Convertible Notes in the fourth quarter of 2025.

Income Tax Expense – Income tax expense was as follows (in thousands):

	Six Months Ended		Increase / (Decrease)
	June 30,
	2026	2025	Dollar	Percentage
Income tax expense	$85,267	$65,511	$19,756	30%
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

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of June 30, 2026, we had cash, cash equivalents and marketable securities of $231.0 million. We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborative agreements and cash that we may raise through future transactions. We may raise cash through any one of the following financing vehicles: (i) new collaborative agreements; (ii) expansions or revisions to existing collaborative relationships; (iii) private financings; (iv) other equity or debt financings; (v) monetizing assets; and/or (vi) the public offering of securities.
We may, in the future, draw on our existing line of credit or offer and sell additional equity, debt securities and warrants to purchase any of such securities, either individually or in units to raise capital for additional working capital, capital expenditures, share repurchases, acquisitions or for other general corporate purposes.
Cash Flows

	Six Months Ended
	June 30,
(in thousands)	2026	2025	Change
Net cash provided by operating activities	$420,969	$253,932	$167,037
Net cash used in investing activities	(65,540)	(5,634)	(59,906)
Net cash used in financing activities	(327,864)	(302,287)	(25,577)
Net increase (decrease) in cash and cash equivalents	$27,565	$(53,989)	$81,554
Operating Activities
The increase in net cash provided by operations was primarily due to an increase in revenue and a decrease in working capital spend.
Investing Activities
The increase in net cash used in investing activities was primarily due to a net purchase of $58.3 million of marketable securities compared to a net purchase of $3.1 million of marketable securities in the prior year, and an increase of $5.4 million in capital spend for property and equipment.
Financing Activities
The increase in net cash used in financing activities was primarily due to a $332.7 million repurchase of common stock compared to a $303.5 million repurchase of common stock in the prior year, partially offset by a $3.7 million increase in net proceeds from the issuance of common stock under our equity incentive plan.
Share Repurchases
In February 2024, our Board of Directors authorized a capital return program to repurchase up to $750.0 million of our outstanding common stock. The February 2024 capital return program was completed in the second quarter of 2026. In May 2026, our Board of Directors authorized a new capital return program to repurchase up to $1.0 billion of our outstanding common stock by December 31, 2028. Refer to Note 9, Stockholders’ Equity, of our condensed consolidated financial statements for additional information regarding our share repurchases.
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
Holders may convert their 2032 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2026, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture for the 2032 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, May 15, 2032, until the close of business on the second scheduled trading day immediately before the maturity date. As of June 30, 2026, the 2032 Convertible Notes were not convertible.
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
As of June 30, 2026, we were in compliance with all covenants.
2032 Capped Call Transactions
In connection with the offering of the 2032 Convertible Notes, we entered into capped call transactions with certain counterparties (the “2032 Capped Call Transactions”). The 2032 Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2032 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2032 Convertible Notes. The cap price of the 2032 Capped Call Transactions is initially $136.78 per share of common stock, representing a premium of 100% above the last reported sale price of $68.30 per share of common stock on November 5, 2025, and is subject to certain adjustments under the terms of the 2032 Capped Call Transactions. As of June 30, 2026, no 2032 Capped Call Transactions had been exercised.
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

Holders may convert their 2031 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2026, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture for the 2031 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, August 15, 2030, until the close of business on the scheduled trading day immediately before the maturity date. As of June 30, 2026, the 2031 Convertible Notes were not convertible.
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
As of June 30, 2026, we were in compliance with all covenants.
2031 Capped Call Transactions
In connection with the offering of the 2031 Convertible Notes, we entered into capped call transactions with certain counterparties (the “2031 Capped Call Transactions”). The 2031 Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2031 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2031 Convertible Notes. The cap price of the 2031 Capped Call Transactions is initially $136.78 per share of common stock, representing a premium of 100% above the last reported sale price of $68.30 per share of common stock on November 5, 2025, and is subject to certain adjustments under the terms of the 2031 Capped Call Transactions. As of June 30, 2026, no 2031 Capped Call Transactions had been exercised.
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

Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture for the 2028 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. As of June 30, 2026, the 2028 Convertible Notes were not convertible.
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
As of June 30, 2026, we were in compliance with all covenants.
2028 Capped Call Transactions
In connection with the offering of the 2028 Convertible Notes, we entered into capped call transactions with certain counterparties (the “2028 Capped Call Transactions”). The 2028 Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2028 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2028 Convertible Notes. The cap price of the 2028 Capped Call Transactions is initially $75.4075 per share of common stock, representing a premium of 75% above the last reported sale price of $43.09 per share of common stock on August 15, 2022, and is subject to certain adjustments under the terms of the 2028 Capped Call Transactions. As of June 30, 2026, no 2028 Capped Call Transactions had been exercised.
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

Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. As of June 30, 2026, the 2027 Convertible Notes were not convertible.
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
As of June 30, 2026, we were in compliance with all covenants.
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
As of June 30, 2026, the revolving credit facility was undrawn and we were in compliance with all covenants.
Additional Capital Requirements
Our expected working capital and other capital requirements are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025. As of June 30, 2026, there have been no material changes to our expected working capital and other capital requirements described in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Our significant accounting policies are described in Part II, Item 8, Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. The accounting policies and estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to our critical accounting policies or estimates during the six months ended June 30, 2026.
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of our condensed consolidated financial statements included in Part I, Item 1 for a discussion of recent accounting pronouncements and their effect, if any.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risks during the quarter ended June 30, 2026.
As of June 30, 2026, our cash equivalents and marketable securities consisted of investments in money market funds and U.S. Treasury securities. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security may decline. Based on our current investment portfolio as of June 30, 2026, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.Risk Factors
There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 other than the updated risk factor discussed below.
Risks Related to Our Business
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
In May 2025, CMS issued draft guidance for 2028 price controls under the IRA that creates uncertainty as to whether combination therapies, such as our partners’ ENHANZE products, will be protected from IRA price negotiations for thirteen years following approval of the combination therapy. In September 2025, CMS issued final guidance for 2028 price controls under the IRA. For initial price applicability year 2028, CMS will maintain its approach to fixed combination drugs which states that if a drug is a fixed combination drug with two or more active moieties / active ingredients, the distinct combination of active moieties / active ingredients will be considered as one active moiety / active ingredient for the purpose of identifying potential qualifying single source drugs. A product containing only one (but not all) of the active moieties / active ingredients that is offered by the same New Drug Application / Biologics License Application holder will not be aggregated with the formulations of the fixed combination drug and will be considered a separate potential qualifying single source drug. Section 30.1 of this final guidance details how CMS intends to treat fixed combination drugs and gives an example to illustrate the application.
In June 2026, CMS issued a proposed rule that would codify policies established in guidance documents for the Medicare Drug Price Negotiations Program for initial price applicability year 2029 and beyond. Under the proposed rule, CMS proposed modification to the general fixed combination drug policy such that if CMS determines that a fixed combination drug with two or more active moieties/active ingredients shares one or more active moieties/active ingredients with another dug or biological product with the same NDA/BLA holder, and such products differ in active moieties/active ingredients due to the inclusion of an active moiety/active ingredient that creates a new formulation and enables an alternative route of administration for the co-administered active moieties/active ingredients, CMS will identify a potential qualifying single source drug using all dosage forms and strengths of the drug or biological product with the shared active moieties/active ingredients and the same NDA/BLA holder. CMS plans to issue the final rule for price applicability year 2029 and beyond in the Fall of 2026, following a public commentary period that ends in August 2026.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
In February 2024, our Board of Directors authorized a capital return program to repurchase up to $750.0 million of our outstanding common stock which was completed during the second quarter of 2026. In May 2026, our Board of Directors authorized a new capital return program to repurchase up to $1.0 billion of our outstanding common stock by December 31, 2028.

The table below sets forth information regarding repurchases during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price paid per share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be purchased under the Programs (in thousands) (2)
April 1, 2026 through April 30, 2026	—	$—	—	$157,629
May 1, 2026 through May 31, 2026	1,231,124	$68.28	1,231,124	$1,073,566
June 1, 2026 through June 30, 2026	3,570,240	$69.65	3,570,240	$824,900
Total	4,801,364		4,801,364
(1) Included in the total cost of shares purchased is a commission fee of $0.02 per share.
(2) The share repurchases during the three months ended June 30, 2026 were executed under both the February 2024 and May 2026 authorized capital return program.

Item 3.Defaults Upon Senior Securities
Not applicable.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the three months ended June 30, 2026, the following director adopted Rule 10b5-1 trading arrangements (as such terms are defined pursuant to Item 408 of Regulation S-K) as noted in the table below.

			Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares To Be Sold	Expiration Date
Matthew Posard	Adoption	6/15/2026	X		49,102	3/31/2027
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

Halozyme Therapeutics, Inc. (Registrant)

Dated:	August 6, 2026	By:	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 6, 2026	By:	/s/ Darren Snellgrove
Darren Snellgrove Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)