Form 10-Q
period 2026-09-30
HALOZYME THERAPEUTICS, INC.
filed 2026-11-05
CIK 1159036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares (in thousands) of the registrant’s common stock, par value $0.001 per share, was 114,010 as of October 31, 2026.

HALOZYME THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements
HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$1,029,988	$133,820
Marketable securities, available-for-sale	44,399	9,000
Accounts receivable, net and contract assets	525,592	441,273
Inventories	132,613	176,475
Prepaid expenses and other current assets	114,138	64,639
Total current assets	1,846,730	825,207
Property and equipment, net	82,286	82,137
Prepaid expenses and other assets	68,806	53,551
Goodwill	581,732	580,360
Intangible assets, net	892,931	981,467
Restricted cash	861	2,601
Total assets	$3,473,346	$2,525,323

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$33,546	$20,899
Accrued expenses	136,930	156,193
Current portion of long-term debt, net	305,612	—
Total current liabilities	476,088	177,092
Long-term debt, net	2,944,691	2,142,630
Other long-term liabilities	101,466	113,863
Deferred tax liabilities, net	6,340	42,924
Total liabilities	3,528,585	2,476,509
Commitments and contingencies (Note 11)
Stockholders’ (deficit) equity
Preferred stock - $0.001 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 113,936 and 117,782 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	114	118
Additional paid-in capital	—	12,002
Accumulated other comprehensive loss	2,781	(18,092)
(Accumulated deficit) Retained earnings	(58,134)	54,786
Total stockholders’ (deficit) equity	(55,239)	48,814
Total liabilities and stockholders’ (deficit) equity	$3,473,346	$2,525,323
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues
Royalties	$341,001	$236,038	$889,381	$609,869
Product sales, net	137,328	94,228	397,378	253,779
Revenues under collaborative agreements	14,645	23,998	63,922	81,196
Total revenues	492,974	354,264	1,350,681	944,844
Operating expenses
Cost of sales	82,475	55,242	240,884	150,004
Amortization of intangibles	29,512	17,762	88,536	53,286
Research and development	27,778	17,251	81,002	49,593
Selling, general and administrative	58,240	46,088	173,119	130,064
Total operating expenses	198,005	136,343	583,541	382,947
Operating income	294,969	217,921	767,140	561,897
Other income (expense)
Investment and other income, net	2,172	5,333	6,326	19,042
Inducement expense related to convertible notes	(465)	—	(465)	—
Interest expense	(6,045)	(4,296)	(17,141)	(13,215)
Income before income tax expense	290,631	218,958	755,860	567,724
Income tax expense	43,582	43,733	128,849	109,244
Net income	$247,049	$175,225	$627,011	$458,480

Earnings per share
Basic	$2.17	$1.49	$5.39	$3.80
Diluted	$2.01	$1.43	$5.12	$3.68

Weighted average common shares outstanding
Basic	113,797	117,219	116,389	120,570
Diluted	122,611	122,331	122,349	124,449
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$247,049	$175,225	$627,011	$458,480
Other comprehensive income
Unrealized (loss) gain on marketable securities, net	(16)	312	(91)	466
Foreign currency translation adjustment	1	(3)	17	(6)
Unrealized gain (loss) on derivative instruments, net	10,850	3,671	19,033	(30,599)
Realized (gain) loss on derivative instruments, net	(224)	2,165	1,914	4,052
Comprehensive income	$257,660	$181,370	$647,884	$432,393
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
Operating activities
Net income	$627,011	$458,480
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	51,137	34,994
Depreciation and amortization	13,363	8,085
Amortization of intangible assets	88,536	53,286
Amortization of debt discount	6,718	5,556
Accretion of premium on marketable securities, net	(1,182)	(3,200)
Realized loss on marketable securities	28	73
Loss on disposal of equipment	76	—
Lease payments recognized	693	680
Induced conversion expense related to 2027 and 2028 Convertible Notes	465	—
Deferred income taxes	(811)	17,402
Changes in operating assets and liabilities
Accounts receivable, net and contract assets	(87,150)	(37,580)
Inventories	50,750	(16,227)
Prepaid expenses and other assets	(63,465)	(61,382)
Accounts payable and accrued expenses	(6,932)	(27,638)
Net cash provided by operating activities	679,237	432,529
Investing activities
Purchases of marketable securities	(120,606)	(247,355)
Proceeds from sales and maturities of marketable securities	86,270	448,873
Proceeds from working capital adjustments on acquisition	710	—
Purchases of property and equipment	(10,964)	(5,543)
Net cash (used in) provided by investing activities	(44,590)	195,975
Financing activities
Repayment of 2027 Convertible Notes	(151,734)	—
Repayment of 2028 Convertible Notes	(220,000)	—
Proceeds from issuance of 2033 Convertible Notes, net	1,471,875	—
Payment for the induced conversion of 2027 and 2028 Convertible Notes	(465)	—
Premium on repayment of 2027 Convertible Notes settled in cash	(65,095)	—
Premium on repayment of 2028 Convertible Notes settled in cash	(214,963)	—
Purchase of capped calls on 2033 Convertible Notes	(187,500)	—
Repurchase of common stock	(400,000)	(342,372)
Proceeds from issuance of common stock under equity incentive plans, net of taxes paid related to net share settlement	27,663	17,683
Net cash provided by (used in) financing activities	259,781	(324,689)
Net increase in cash and cash equivalents	894,428	303,815
Cash and cash equivalents at beginning of period	136,421	115,850
Cash and cash equivalents at end of period	$1,030,849	$419,665

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$1,029,988	$419,665
Restricted cash	861	—
Total cash, cash equivalents and restricted cash	$1,030,849	$419,665

Supplemental disclosure of non-cash investing and financing activities
Amounts accrued for purchases of property and equipment	$3,407	$818
Right-of-use assets obtained in exchange for lease obligation	$1,078	$425
Debt issuances cost included in accounts payable	$749	$—
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(in thousands)

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE AS OF JUNE 30, 2026	114,042	$114	$—	$(7,830)	$151,259	$143,543
Share-based compensation expense	—	—	17,046	—	—	17,046
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net	740	1	22,797	—	—	22,798
Repurchase of common stock	(846)	(1)	(21,567)	—	(45,664)	(67,232)
Purchase of 2033 Capped Call Transactions, net of tax	—	—	(18,276)	—	(128,441)	(146,717)
Premium on repayment of 2027 Convertible Notes settled in cash and accelerated debt discount	—	—	—	—	(65,424)	(65,424)
Premium on repayment of 2028 Convertible Notes settled in cash and accelerated debt discount	—	—	—	—	(216,913)	(216,913)
Other comprehensive income	—	—	—	10,611	—	10,611
Net income	—	—	—	—	247,049	247,049
BALANCE AS OF SEPTEMBER 30, 2026	113,936	$114	$—	$2,781	$(58,134)	$(55,239)

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2025	117,782	$118	$12,002	$(18,092)	$54,786	$48,814
Share-based compensation expense	—	—	51,985	—	—	51,985
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net and shares issued under the ESPP plan	1,802	2	27,661	—	—	27,663
Repurchase of common stock	(5,648)	(6)	(73,372)		(329,153)	(402,531)
Purchase of 2033 Capped Call Transactions, net of tax	—	—	(18,276)	—	(128,441)	(146,717)
Premium on repayment of 2027 Convertible Notes settled in cash and accelerated debt discount	—	—	—	—	(65,424)	(65,424)
Premium on repayment of 2028 Convertible Notes settled in cash and accelerated debt discount	—	—	—	—	(216,913)	(216,913)
Other comprehensive income	—	—	—	20,873	—	20,873
Net income	—	—	—	—	627,011	627,011
BALANCE AS OF SEPTEMBER 30, 2026	113,936	$114	$—	$2,781	$(58,134)	$(55,239)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE AS OF JUNE 30, 2025	117,621	$118	$—	$(28,403)	$361,033	$332,748
Share-based compensation expense	—	—	12,160	—	—	12,160
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock units, net	627	1	16,480	—	—	16,481
Repurchase of common stock	(725)	(1)	(4,731)	—	(34,112)	(38,844)
Other comprehensive income	—	—	—	6,145	—	6,145
Net income	—	—	—	—	175,225	175,225
BALANCE AS OF SEPTEMBER 30, 2025	117,523	$118	$23,909	$(22,258)	$502,146	$503,915

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2024	123,138	$123	$—	$3,829	$359,869	$363,821
Share-based compensation expense	—	—	34,994	—	—	34,994
Issuance of common stock pursuant to exercise of stock options and vesting of restricted stock and performance stock units, net and shares issued under the ESPP plan	1,381	2	17,681	—	—	17,683
Repurchase of common stock	(6,996)	(7)	(28,766)	—	(316,203)	(344,976)
Other comprehensive loss	—	—	—	(26,087)	—	(26,087)
Net income	—	—	—	—	458,480	458,480
BALANCE AS OF SEPTEMBER 30, 2025	117,523	$118	$23,909	$(22,258)	$502,146	$503,915
See accompanying notes to condensed consolidated financial statements.

HALOZYME THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Organization and Business
Halozyme Therapeutics, Inc. is a biopharmaceutical company advancing disruptive solutions to improve patient experiences and outcomes for emerging and established therapies.
As the innovators of ENHANZE® drug delivery technology (“ENHANZE”) with our proprietary enzyme, rHuPH20, our commercially-validated solution is used to facilitate the subcutaneous (“SC”) delivery of injected drugs and fluids, with the goal of improving the patient experience with rapid SC delivery and reducing treatment burden. We license our technology to biopharmaceutical companies to collaboratively develop products that combine ENHANZE with our partners’ proprietary compounds. We are also developing partner products with Hypercon™ drug delivery technology (“Hypercon technology”) and developing Aerocon™ drug delivery technology (“Aerocon technology”), previously referred to as Surf Bio drug delivery technology, to expand the breadth of our drug delivery technology portfolio. Hypercon technology is an innovative microparticle technology that has been demonstrated in non-clinical testing to enable hyperconcentration of drugs and biologics and reduce the injection volume for the same dosage and potentially expanding opportunities for at-home use or in-office administration by a health care provider. The Aerocon polymer-based hyperconcentration technology has similarly been demonstrated in non-clinical studies to achieve biologic concentrations of up to 500 mg/mL, for potential delivery in a single auto-injector shot for at-home use or in-office administration by a health care provider. We also develop, manufacture and commercialize, for ourselves or with our partners, drug-device combination products using our advanced auto-injector technologies that are designed to provide commercial or functional advantages such as improved convenience, reliability and tolerability, and enhanced patient comfort and adherence.
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
We currently have ENHANZE collaborations and licensing agreements with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Takeda Pharmaceuticals International AG and Baxalta US Inc. (“Takeda”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol Myers Squibb Company (“BMS”), argenx BVBA (“argenx”), ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”), Chugai Pharmaceutical Co., Ltd. (“Chugai”), Acumen Pharmaceuticals, Inc. (“Acumen”), Merus N.V. (“Merus”), GlaxoSmithKline plc (“GSK”) and Incyte Corporation (“Incyte”). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales-based milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently earn royalties from the sales of ten commercial products including sales of five commercial products from the Roche collaboration, two commercial products from the Janssen collaboration and one commercial product from each of the Takeda, argenx and BMS collaborations.
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
Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments, readily convertible to cash, which mature within 90 days or less from the date of purchase. As of September 30, 2026, our cash and cash equivalents consisted of money market funds, bank certificate of deposits and demand deposits at commercial banks.
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
Restricted Cash
Under the terms of the leases of our facilities and other agreements, we are required to maintain letters of credit as security deposits during the terms of such leases. At September 30, 2026, restricted cash of $0.9 million was pledged as collateral for the letters of credit and other agreements.
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
As of September 30, 2026, our available-for-sale marketable securities consisted of U.S. Treasury securities, and were measured at fair value using Level 1. Level 2 financial instruments are valued using market prices on less active markets and proprietary pricing valuation models with observable inputs, including interest rates, yield curves, maturity dates, issue dates, settlement dates, reported trades, broker-dealer quotes, issue spreads, benchmark securities or other market related data. We obtain the fair value of Level 2 investments from our investment manager, who obtains these fair values from a third-party pricing source. We validate the fair values of Level 2 financial instruments provided by our investment manager by comparing these fair values to a third-party pricing source.
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
Convertible Notes
The 2027 Convertible Notes, the 2028 Convertible Notes, the 2031 Convertible Notes, the 2032 Convertible Notes, and the 2033 Convertible Notes (collectively, the “Convertible Notes”) are accounted for in accordance with authoritative guidance for debt and derivatives. We evaluate all the embedded conversion options contained in the Convertible Notes to determine if there are embedded features that require bifurcation as a derivative as required by U.S. GAAP. Based on our analysis, we account for each of our Convertible Notes as single units of accounting, a liability, because we concluded that the conversion features do not require bifurcation as a derivative under embedded derivative authoritative guidance.
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
In accordance with the hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and are highly effective in offsetting changes to future cash flows on hedged transactions. Both at inception of the hedge and on an ongoing basis, we assess whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If we determine a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, we would discontinue hedge accounting treatment prospectively. We measure effectiveness based on the change in fair value of the forward currency forward contract and the fair value of the hypothetical foreign currency forward contract with terms that match the critical terms of the risk being hedged. No portion of our foreign currency forward contracts were excluded from the assessment of hedge effectiveness. As of September 30, 2026, all hedges were determined to be highly effective.
The assets or liabilities associated with our hedging contracts are recorded at fair market value in prepaid expense and other current assets, prepaid expenses and other assets, accrued expenses, or other long-term liabilities, respectively, in our condensed consolidated balance sheets. Gains and losses related to changes in the fair market value of these hedging contracts are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) within stockholder’s equity in our condensed consolidated balance sheets and reclassified to royalty revenue in our condensed consolidated statements of income in the same period as the recognition of the underlying hedged transaction. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, within the defined hedge period, we reclassify the gains or losses on the related cash flow hedge from AOCI to royalties revenue in our condensed consolidated statements of income. Settlements from the cash flow hedge are included in operating activities on the condensed consolidated statements of cash flows. Since the fair market value of these hedging contracts is derived from current market rates, the hedging contracts are classified as derivative financial instruments. We do not use derivatives for speculative or trading purposes. As of September 30, 2026, the amount expected to be recognized as a net gain out of AOCI into our condensed consolidated statements of income during the next 12 months is $0.5 million.
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
Income Taxes
We provide for income taxes using the liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis at each reporting period. We measure deferred tax assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse. Significant judgment is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and any associated valuation allowances recorded against our net deferred tax assets. Deferred tax assets (“DTA”) and other tax benefits are recorded when they are more likely than not to be realized. On a quarterly basis, we assess the need for valuation allowance on our DTAs, weighing all positive and negative evidence, to assess if it is more-likely-than-not that some or all of our DTAs will be realized. We recorded a provision for income tax of $43.6 million and $128.8 million with an effective tax rate of 15.0% and 17.0% for the three and nine months ended September 30, 2026, respectively. The difference between our effective tax rates and the U.S. federal statutory rate of 21% is primarily due to decreases from share-based compensation windfall tax benefit and Foreign Derived Deduction Eligible Income benefit, partially offset by Section 162(m) compensation expense.
Segment Information
We generate revenues from payments received (i) as royalties from licensing our ENHANZE technology and other royalty arrangements, (ii) under collaborative agreements with our partners and (iii) from sales of our proprietary and partnered products. There are no intra-entity sales or transfers. We operate our business in one operating segment, which includes all activities related to the research, development and commercialization of our proprietary enzymes, devices, Hypercon technology and the Aerocon technology. This operating segment also includes revenues and expenses related to (i) research and development and manufacturing activities conducted under our collaborative agreements with third parties, (ii) product sales of proprietary and partnered products and (iii) associated selling, general and administrative expenses.
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

	Amounts recognized as of acquisition date (as initially reported)	Measurement period adjustments (3)	Amounts recognized as of September 30, 2026 (as adjusted)
Assets acquired
Cash and cash equivalents	$84,427	$710	$85,137
Accounts receivable, net	4,755	(2,831)	1,924
Prepaid expenses and other current assets	879	—	879
Total current assets	90,061	(2,121)	87,940
Property and equipment, net	7,338	—	7,338
Operating lease right-of-use assets	8,441	—	8,441
Goodwill (1)	163,539	1,372	164,911
Intangible assets	705,000	—	705,000
Other assets	182	—	182
Total assets acquired	$974,561	$(749)	$973,812
Liabilities assumed
Accounts payable	$(929)	$—	$(929)
Accrued expenses and other current liabilities	(26,803)	158	(26,645)
Deferred revenue, current	(5,674)	—	(5,674)
Operating lease liabilities, current	(3,440)	—	(3,440)
Other current liabilities	(51)	—	(51)
Total current liabilities	(36,897)	158	(36,739)
Deferred revenue, net of current portion	(19,974)	—	(19,974)
Operating lease liabilities, net of current portion	(4,484)	—	(4,484)
Other liabilities (2)	(102,816)	591	(102,225)
Total liabilities assumed	$(164,171)	$749	$(163,422)

Net assets acquired	810,392	—	810,392
Less cash acquired	(84,427)	(710)	(85,137)
Total purchase price, net of cash acquired	$725,965	$(710)	$725,255
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

4.    Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$44,492	$—	$(93)	$44,399
Total marketable securities, available-for-sale	$44,492	$—	$(93)	$44,399

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$9,002	$—	$(2)	$9,000
Total marketable securities, available-for-sale	$9,002	$—	$(2)	$9,000
As of September 30, 2026, all available-for-sale marketable securities were in a $0.1 million gross unrealized loss position. Based on our review of these marketable securities, we believe none of the unrealized loss is a result of a credit loss as of September 30, 2026 because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
The estimated fair value of our contractual maturities of available-for-sale debt securities were as follows (in thousands):

	September 30, 2026	December 31, 2025
	Estimated Fair Value
Due within one year	$44,399	$9,000
Due after one year but within five years	—	—
Total estimated fair value of available-for-sale securities	$44,399	$9,000
The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2026			December 31, 2025
	Level 1	Level 2	Total Estimated Fair Value	Level 1	Level 2	Total Estimated Fair Value
Assets
Cash equivalents
Money market funds	$924,116	$—	$924,116	$175	$—	$175

Available-for-sale marketable securities
U.S. treasury securities	44,399	—	44,399	9,000	—	9,000
Derivative instruments
Currency hedging contracts (1)	—	7,935	7,935	—	—	—
Total assets measured at fair value	$968,515	$7,935	$976,450	$9,175	$—	$9,175

Liabilities
Derivative instruments
Currency hedging contracts (1)	$—	$4,276	$4,276	$—	$22,891	$22,891
(1)    Based on observable market transactions of spot currency rates, forward currency rates or equivalently-termed instruments. Carrying amounts of the financial assets and liabilities are equal to the fair value. As of September 30, 2026, the derivative assets recorded within prepaid expenses and other current assets and prepaid expenses and other assets in our consolidated balance sheets were $1.9 million and $6.0 million, respectively. The derivative liabilities recorded within accrued expenses and other long-term liabilities in our condensed consolidated balance sheets were

$1.4 million and $2.9 million, respectively. As of December 31, 2025, the derivative liabilities recorded within accrued expenses and other long-term liabilities in our condensed consolidated balance sheets were $7.7 million and $15.1 million, respectively.
We had no available-for-sale securities that were classified within Level 3 as of September 30, 2026 and December 31, 2025.
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

5.    Revenue
Our disaggregated revenues were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Royalties	$341,001	$236,038	$889,381	$609,869

Product sales, net
Proprietary product sales	55,582	52,242	152,883	135,035
Bulk rHuPH20 sales	70,578	32,491	203,693	82,787
Device partnered product sales	11,168	9,495	40,802	35,957
Total product sales, net	137,328	94,228	397,378	253,779

Revenues under collaborative agreements
Upfront license and target nomination fees	3,000	—	38,500	220
Event-based development and regulatory milestones and other fees	—	—	5,706	24,500
Sales-based milestones	7,000	20,000	7,000	45,000
Device licensing and development revenue	4,645	3,998	12,716	11,476
Total revenues under collaborative agreements	14,645	23,998	63,922	81,196

Total revenues	$492,974	$354,264	$1,350,681	$944,844
During the three months ended September 30, 2026, we recognized revenue related to licenses granted to partners in prior periods in the amount of $348.0 million. This amount represents royalties and a sales milestone earned in the current period. We recognized $0.8 million revenue during the three months ended September 30, 2026 that had been included in accrued expense and other long-term liabilities in our condensed consolidated balance sheets as of December 31, 2025.
During the nine months ended September 30, 2026, we recognized revenue related to licenses granted to partners in prior periods in the amount of $902.1 million. This amount represents royalties and a sales milestone earned in the current period, in addition to $5.7 million of variable consideration in the contracts where uncertainties were resolved and the development milestones are expected to be achieved or were achieved. We recognized $3.5 million revenue during the nine months ended September 30, 2026 that had been included in accrued expense and other long-term liabilities in our condensed consolidated balance sheets as of December 31, 2025.
Accounts receivable, net, other contract assets and deferred revenues (contract liabilities) from contracts with customers, including partners, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable, net	$518,592	$426,273
Other contract assets	7,000	15,000
Deferred revenues	30,302	35,482
As of September 30, 2026, the amounts included in the transaction price of our contracts with customers, including collaboration partners, and allocated to goods and services not yet provided were $273.0 million, of which $242.7 million relates to unfulfilled product purchase orders and $30.3 million has been collected and is reported as other long-term liabilities in our condensed consolidated balance sheets. The unfulfilled product purchase orders are estimated to be delivered by the fourth quarter of 2028. Of the total deferred revenues of $30.3 million, $3.1 million is expected to be used by our customers within the next 12 months.
There were $7.0 million of contract assets related to collaboration agreements as of September 30, 2026. While we may become entitled to receive additional event-based development and regulatory milestones and other fees under our collaborative agreements, which relate to development milestones deemed probable of receipt for intellectual property licenses granted to collaboration partners in prior periods, no amounts were deemed probable.

6.    Certain Balance Sheet Items
Accounts receivable, net and contract assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Product sales to partners	$112,878	$69,832
Revenues under collaborative agreements	5,479	40,020
Royalty payments	343,120	259,298
Other product sales	68,030	65,117
Other receivable	—	1,612
Contract assets	7,000	15,000
Total accounts receivable and contract assets	536,507	450,879
Allowance for distribution fees and discounts	(10,915)	(9,606)
Total accounts receivable, net and contract assets	$525,592	$441,273
Inventories consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$27,825	$21,869
Work-in-process	51,733	30,920
Finished goods	67,894	144,454
Total inventories	147,452	197,243
Less long-term portion (1)	(14,839)	(20,768)
Total inventories, current	$132,613	$176,475
(1)    Long-term portion of inventories represents inventory expected to remain on hand beyond one year and therefore is included in prepaid expenses and other assets in the condensed consolidated balance sheets.
Prepaid expenses and other assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid manufacturing expenses	$93,966	$71,925
Other prepaid expenses	22,635	14,563
Long-term inventories	14,839	20,768
Other assets	51,504	10,934
Total prepaid expenses and other assets	182,944	118,190
Less long-term portion	(68,806)	(53,551)
Total prepaid expenses and other assets, current	$114,138	$64,639
Prepaid manufacturing expenses include raw materials, slot reservation fees and other amounts paid to contract manufacturing organizations. Such amounts are reclassified to work-in-process inventory as materials are used or the contract manufacturing organization services are complete.

Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Research equipment	$24,061	$18,305
Manufacturing equipment	46,496	41,863
Computer and office equipment	7,089	8,034
Internal-use software	1,987	1,878
Leasehold improvements	7,521	7,521
Subtotal	87,154	77,601
Accumulated depreciation and amortization	(35,954)	(33,159)
Subtotal	51,200	44,442
Right of use of assets	31,086	37,695
Total property and equipment, net	$82,286	$82,137
Depreciation and amortization expense was approximately $4.7 million and $2.7 million, inclusive of ROU asset amortization of $2.6 million and $1.5 million for the three months ended September 30, 2026 and 2025, respectively.
Depreciation and amortization expense was approximately $13.4 million and $8.1 million, inclusive of ROU asset amortization of $7.7 million and $4.5 million for the nine months ended September 30, 2026 and 2025, respectively.
Accrued expenses consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued compensation and payroll taxes	$26,450	$28,621
Accrued outsourced manufacturing expenses	8,458	11,775
Taxes payable	28,685	44,148
Product returns and sales allowance	46,740	46,594
Other accrued expenses	99,241	104,349
Lease liability	28,822	34,569
Total accrued expenses	238,396	270,056
Less long-term portion	(101,466)	(113,863)
Total accrued expenses, current	$136,930	$156,193
Expense associated with the accretion of the lease liabilities was approximately $0.5 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively, and $1.7 million and $1.6 million for the nine months ended September 30, 2026 and 2025, respectively. Total lease expense for the three months ended September 30, 2026 and 2025 was $3.1 million and $2.1 million, respectively, and $9.4 million and $6.1 million for the nine months ended September 30, 2026 and 2025, respectively.
Cash paid for amounts related to leases for the three months ended September 30, 2026 and 2025 was $2.8 million and $1.9 million, respectively, and $8.7 million and $5.4 million for the nine months ended September 30, 2026 and 2025, respectively.

7.    Goodwill and Intangible Assets, net
Goodwill
A summary of the activity impacting goodwill is presented below (in thousands):

Balance as of December 31, 2025	$580,360
Measurement period adjustment	1,372
Balance as of September 30, 2026	$581,732
Intangible Assets, net
Our acquired intangible assets are amortized using the straight-line method over their estimated useful lives of seven to fifteen years. The following table shows the cost, accumulated amortization and weighted average useful life in years for our acquired intangible assets as of September 30, 2026 (in thousands).

	Weighted Average Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Auto-injector technology platform	7	$402,000	$250,092	$151,908
XYOSTED proprietary product	10	136,200	59,313	76,887
Hypercon developed technology platform	15	230,000	13,331	216,669
Customer relationships (1)	15	470,000	27,243	442,757
Trade name	15	5,000	290	4,710
Total intangible assets, net		$1,243,200	$350,269	$892,931

(1)    A partner is currently evaluating the potential return of a target. Through discussions with the partner, the deadline for making a decision was extended and we expect the partner will make a decision by February 2027. If the partner does decide to return the target in the future without nominating an alternative target with similar future cash flows, we would be required to evaluate the impact to our acquired customer relationship intangibles associated with the Elektrofi acquisition, along with other identified intangibles and goodwill of the reporting unit. Such assessment could result in a material interim impairment charge to intangibles and/or goodwill, depending on the facts and circumstances.
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

Year	Amortization Expense
Remainder of 2026	$29,512
2027	118,049
2028	118,049
2029	83,314
2030	60,620
Thereafter	483,387
Total	$892,931

8.    Long-Term Debt, Net
1.50% Convertible Notes due 2033
In September 2026, we completed the sale of $1.50 billion in aggregate principal amount of 1.50% Convertible Senior Notes due 2033 (the “2033 Convertible Notes”). The net proceeds from the issuance of the 2033 Convertible Notes, after deducting the initial purchasers’ fee of $28.1 million, was approximately $1.47 billion. We also incurred additional debt issuance costs totaling approximately $0.8 million. Debt issuance costs and the initial purchasers’ fee are presented as a debt discount.
The 2033 Convertible Notes pay interest semi-annually in arrears on April 1st and October 1st of each year at an annual rate of 1.50%. The 2033 Convertible Notes are general unsecured obligations and rank senior in right of payment to all indebtedness that is expressly subordinated in right of payment to the 2033 Convertible Notes, rank equally in right of payment with all existing and future liabilities that are not so subordinated, are effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness, and are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our current or future subsidiaries. The 2033 Convertible Notes have a maturity date of October 1, 2033.
Holders may convert their 2033 Convertible Notes at their option only in the following circumstances: (1) during the 30 consecutive trading days immediately after the period consisting of the first 20 trading days of any calendar quarter commencing after the calendar quarter ending on December 31, 2026, if the last reported sale price per share of our common stock exceeds 130% of the conversion price for each of at least five trading days during such 20-day trading period; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture for the 2033 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, April 1, 2033, until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2026, the 2033 Convertible Notes were not convertible.
Upon conversion, we will pay cash for the settlement of principal, and for the premium, if applicable, we will pay cash, deliver shares of common stock or a combination of cash and shares of common stock, at our election. The initial conversion rate for the 2033 Convertible Notes is 7.1509 shares of common stock per $1,000 in principal amount of 2033 Convertible Notes, equivalent to a conversion price of approximately $139.84 per share of our common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued or unpaid interest.
As of September 30, 2026, we were in compliance with all covenants.
2033 Capped Call Transactions
In connection with the offering of the 2033 Convertible Notes, we entered into capped call transactions with certain counterparties (the “2033 Capped Call Transactions”). The 2033 Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2033 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2033 Convertible Notes. The cap price of the 2033 Capped Call Transactions is initially $208.39 per share of common stock, representing a premium of 90% above the last reported sale price of $109.68 per share of common stock on September 17, 2026, and is subject to certain adjustments under the terms of the 2033 Capped Call Transactions. As of September 30, 2026, no 2033 Capped Call Transactions had been exercised.
Pursuant to their terms, the 2033 Capped Call Transactions qualify for classification within stockholders’ equity in our condensed consolidated balance sheets, and their fair value is not remeasured and adjusted as long as they continue to qualify for stockholders’ equity classification. We paid approximately $187.5 million for the 2033 Capped Call Transactions, including applicable transaction costs, which was recorded as a reduction to additional paid-in capital in our condensed consolidated balance sheets. The 2033 Capped Call Transactions are separate transactions entered into by us with certain counterparties, are not part of the terms of the 2033 Convertible Notes, and do not affect any holder’s rights under the 2033 Convertible Notes. Holders of the 2033 Convertible Notes do not have any rights with respect to the 2033 Capped Call Transactions.

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
Holders may convert their 2032 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2026, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture for the 2032 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, May 15, 2032, until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2026, the 2032 Convertible Notes were not convertible.
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
As of September 30, 2026, we were in compliance with all covenants.
2032 Capped Call Transactions
In connection with the offering of the 2032 Convertible Notes, we entered into capped call transactions with certain counterparties (the “2032 Capped Call Transactions”). The 2032 Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2032 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2032 Convertible Notes. The cap price of the 2032 Capped Call Transactions is initially $136.78 per share of common stock, representing a premium of 100% above the last reported sale price of $68.30 per share of common stock on November 5, 2025, and is subject to certain adjustments under the terms of the 2032 Capped Call Transactions. As of September 30, 2026, no 2032 Capped Call Transactions had been exercised.
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
Holders may convert their 2031 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2026, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture for the 2031 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, August 15, 2030, until the close of business on the scheduled trading day immediately before the maturity date. As of September 30, 2026, the 2031 Convertible Notes were not convertible.
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
As of September 30, 2026, we were in compliance with all covenants.
2031 Capped Call Transactions
In connection with the offering of the 2031 Convertible Notes, we entered into capped call transactions with certain counterparties (the “2031 Capped Call Transactions”). The 2031 Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2031 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2031 Convertible Notes. The cap price of the 2031 Capped Call Transactions is initially $136.78 per share of common stock, representing a premium of 100% above the last reported sale price of $68.30 per share of common stock on November 5, 2025, and is subject to certain adjustments under the terms of the 2031 Capped Call Transactions. As of September 30, 2026, no 2031 Capped Call Transactions had been exercised.
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

Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture for the 2028 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2026, the conditional conversion feature of the 2028 Convertible Notes was triggered, and as a result, the 2028 Convertible Notes were classified to current portion of long-term debt, net in our condensed consolidated balance sheets.
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
In connection with the offering of the 2033 Convertible Notes, we used a portion of the net proceeds of the offering to enter into privately negotiated agreements with certain holders of the outstanding 2028 Convertible Notes to repurchase their 2028 Convertible Notes for cash. In connection with the repurchases, we paid approximately $435.5 million in cash, which included a premium, inducement expense and accrued interest.
As of September 30, 2026, we were in compliance with all covenants.
2028 Capped Call Transactions
In connection with the offering of the 2028 Convertible Notes, we entered into capped call transactions with certain counterparties (the “2028 Capped Call Transactions”). The 2028 Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2028 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2028 Convertible Notes. The cap price of the 2028 Capped Call Transactions is initially $75.4075 per share of common stock, representing a premium of 75% above the last reported sale price of $43.09 per share of common stock on August 15, 2022, and is subject to certain adjustments under the terms of the 2028 Capped Call Transactions. As of September 30, 2026, no 2028 Capped Call Transactions had been exercised.
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
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. As of September 30, 2026, the conditional conversion feature of the 2027 Convertible Notes was triggered, and as a result, the 2027 Convertible Notes were classified to current portion of long-term debt, net in our condensed consolidated balance sheets.
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
In connection with the offering of the 2033 Convertible Notes, we used a portion of the net proceeds of the offering to enter into privately negotiated agreements with certain holders of the outstanding 2027 Convertible Notes to repurchase their 2027 Convertible Notes for cash. In connection with the repurchases, we paid approximately $217.0 million in cash, which included a premium, inducement expense and accrued interest.
As of September 30, 2026, we were in compliance with all covenants.

Net Carrying Amounts of our Convertible Notes
The carrying amount and fair value of our Convertible Notes were as follows (in thousands).

	September 30, 2026	December 31, 2025
Principal amount
2027 Convertible Notes	$57,841	$209,575
2028 Convertible Notes	249,999	469,999
2031 Convertible Notes	750,000	750,000
2032 Convertible Notes	750,000	750,000
2033 Convertible Notes	1,500,000	—
Total principal amount	$3,307,840	$2,179,574

Unamortized debt discount
2027 Convertible Notes	$(105)	$(1,058)
2028 Convertible Notes	(2,123)	(5,561)
2031 Convertible Notes	(12,915)	(15,108)
2032 Convertible Notes	(13,616)	(15,217)
2033 Convertible Notes	(28,778)	—
Total unamortized debt discount	$(57,537)	$(36,944)

Carrying amount
2027 Convertible Notes	$57,736	$208,517
2028 Convertible Notes	247,876	464,438
2031 Convertible Notes	737,085	734,892
2032 Convertible Notes	736,384	734,783
2033 Convertible Notes	1,471,222	—
Total carrying amount	$3,250,303	$2,142,630

Fair value based on trading levels (Level 2)
2027 Convertible Notes	$82,850	$229,736
2028 Convertible Notes	495,263	624,690
2031 Convertible Notes	1,009,875	755,655
2032 Convertible Notes	1,038,458	764,213
2033 Convertible Notes	1,498,515	—
Total fair value of outstanding notes	$4,124,961	$2,374,294

The following table summarizes the components of interest expense and the effective interest rates for each of our Convertible Notes (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Coupon interest
2027 Convertible Notes	$122	$503	$383	$1,509
2028 Convertible Notes	1,120	1,800	3,470	5,400
2032 Convertible Notes	1,641	—	4,922	—
2033 Convertible Notes	563	—	563	—
Total coupon interest	$3,446	$2,303	$9,338	$6,909

Amortization of debt discount
2027 Convertible Notes	$172	$865	$624	$2,590
2028 Convertible Notes	443	792	1,487	2,369
2031 Convertible Notes	732	—	2,193	—
2032 Convertible Notes	535	—	1,601	—
2033 Convertible Notes	97	—	97	—
Total amortization of debt discount	$1,979	$1,657	$6,002	$4,959

Interest expense
2027 Convertible Notes	$294	$1,368	$1,007	$4,099
2028 Convertible Notes	1,563	2,592	4,957	7,769
2031 Convertible Notes	732	—	2,193	—
2032 Convertible Notes	2,176	—	6,523	—
2033 Convertible Notes	660	—	660	—
Total interest expense	$5,425	$3,960	$15,340	$11,868

Effective interest rates
2027 Convertible Notes	0.7%	0.7%	0.7%	0.7%
2028 Convertible Notes	1.5%	1.5%	1.5%	1.5%
2031 Convertible Notes	0.4%	—	0.4%	—
2032 Convertible Notes	1.2%	—	1.2%	—
2033 Convertible Notes	1.8%	—	1.8%	—
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
As of September 30, 2026, the Revolving Credit Facility was undrawn. We incurred a total of $7.3 million in third-party costs related to the 2022 Credit Agreement which are recorded as debt issuance cost within prepaid expenses and other assets in our condensed consolidated balance sheets. As of September 30, 2026, the unamortized debt issuance cost related to the revolving credit facility was $3.9 million.

9.    Stockholders’ Equity
Share-based Compensation
The following table summarizes share-based compensation expense included in our condensed consolidated statements of income related to share-based awards (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Research and development	$4,626	$3,601	$14,426	$10,375
Selling, general and administrative	12,176	8,559	36,711	24,619
Total share-based compensation expense	$16,802	$12,160	$51,137	$34,994
Share-based compensation expense by type of share-based award was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Stock options	$4,590	$3,734	$14,535	$11,316
RSUs, PSUs and ESPP	12,212	8,426	36,602	23,678
Total share-based compensation expense	$16,802	$12,160	$51,137	$34,994
We granted stock options to purchase approximately 0.6 million and 0.5 million shares of common stock during the nine months ended September 30, 2026 and 2025, respectively. The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes Model”). Expected volatility is based on historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments. The assumptions used in the Black-Scholes Model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected volatility	40.12 - 40.94%	41.23 - 42.14%	29.91 - 41.95%	39.68 - 42.14%
Average expected term (in years)	4.8	4.8	4.8	4.8
Risk-free interest rate	4.24 - 4.55%	3.74 - 3.84%	3.62 - 4.55%	3.74 - 4.34%
Expected dividend yield	—	—	—	—
In February 2021, our Board of Directors approved our 2021 ESPP and our stockholders approved the plan in May 2021. The 2021 ESPP enables eligible employees to purchase shares of our common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Share purchases are funded through payroll deduction of at least 1% and up to 15% of an employee’s compensation for each payroll period, and no employee may purchase shares under the 2021 ESPP that exceeds $25,000 worth of our common stock for a calendar year. As of September 30, 2026, 2.5 million shares were available for future purchase. The offering period is generally for a six-month period. Offering periods shall commence on or about the sixteenth day of June and December of each year and end on or about the fifteenth day of the next December and June, respectively, occurring thereafter. During the nine months ended September 30, 2026, 16,946 shares were issued pursuant to the ESPP.

Total unrecognized estimated compensation cost by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized was as follows (in thousands, unless otherwise noted):

	September 30, 2026
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (in years)
Stock options	$34,876	2.46
RSUs	66,690	2.53
PSUs	37,137	1.79
ESPP	127	0.15

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
As of September 30, 2026, $242.3 million has been used to repurchase approximately 3.3 million shares at an average price of $72.86 per share under the May 2026 share repurchase program.
We had the following share repurchase activity under the approved share repurchase programs (in thousands, except share and per share amounts):

	2026
	Total Number of Shares Purchased	Weighted-Average Price Paid Per Share	Total Cost
First quarter	—	$—	$—
Second quarter(1)	4,801,364	$69.30	332,729
Third quarter(1)	846,457	$79.47	67,271
	5,647,821	$—	$400,000
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
A reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator
Net income	$247,049	$175,225	$627,011	$458,480
Denominator
Weighted average common shares outstanding for basic earnings per share	113,797	117,219	116,389	120,570
Dilutive potential common stock outstanding
Stock options	2,121	2,178	1,985	2,092
RSUs, PSUs and ESPP	1,155	920	1,056	897
Convertible Notes	5,538	2,014	2,919	890
Weighted average common shares outstanding for diluted earnings per share	122,611	122,331	122,349	124,449
Earnings per share
Basic	$2.17	$1.49	$5.39	$3.80
Diluted	$2.01	$1.43	$5.12	$3.68
Shares which have been excluded from the calculation of diluted earnings per common share because their effect was anti-dilutive include the following (shares in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Anti-dilutive securities (1)	29.9	21.9	28.6	23.3
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
As the innovators of ENHANZE® drug delivery technology (“ENHANZE”) with our proprietary enzyme, rHuPH20, our commercially-validated solution is used to facilitate the subcutaneous (“SC”) delivery of injected drugs and fluids, with the goal of improving the patient experience with rapid SC delivery and reducing treatment burden. We license our technology to biopharmaceutical companies to collaboratively develop products that combine ENHANZE with our partners’ proprietary compounds. We are also developing partner products with Hypercon™ drug delivery technology (“Hypercon technology”) and developing the Aerocon™ drug delivery technology (“Aerocon technology”), previously referred to as Surf Bio drug delivery technology, to expand the breadth of our drug delivery technology portfolio. Hypercon technology is an innovative microparticle technology that has been demonstrated in non-clinical testing to enable hyperconcentration of drugs and biologics and reduce the injection volume for the same dosage and potentially expanding opportunities for at-home use or in-office administration by a health care provider. The Aerocon polymer-based hyperconcentration technology has similarly been demonstrated in non-clinical studies to achieve biologic concentrations of up to 500 mg/mL, for potential delivery in a single auto-injector shot for at-home use or in-office administration by a health care provider. We also develop, manufacture and commercialize, for ourselves or with our partners, drug-device combination products using our advanced auto-injector technologies that are designed to provide commercial or functional advantages such as improved convenience, reliability and tolerability, and enhanced patient comfort and adherence.
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
We currently have ENHANZE collaborations and licensing agreements with F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (“Roche”), Takeda Pharmaceuticals International AG and Baxalta US Inc. (“Takeda”), Pfizer Inc. (“Pfizer”), Janssen Biotech, Inc. (“Janssen”), AbbVie, Inc. (“AbbVie”), Eli Lilly and Company (“Lilly”), Bristol Myers Squibb Company (“BMS”), argenx BVBA (“argenx”), ViiV Healthcare (the global specialist HIV Company majority owned by GlaxoSmithKline) (“ViiV”), Chugai Pharmaceutical Co., Ltd. (“Chugai”), Acumen Pharmaceuticals, Inc. (“Acumen”), Merus N.V. (“Merus”), GlaxoSmithKline plc (“GSK”) and Incyte Corporation (“Incyte”). In addition to receiving upfront licensing fees from our ENHANZE collaborations, we are entitled to receive event and sales-based milestone payments, revenues from the sale of bulk rHuPH20 and royalties from commercial sales of approved partner products co-formulated with ENHANZE. We currently earn royalties from the sales of ten commercial products including sales of five commercial products from the Roche collaboration, two commercial products from the Janssen collaboration and one commercial product from each of the Takeda, argenx and BMS collaborations.
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

Our third quarter of 2026 and recent key events are as follows:
Corporate
•In October 2026, we announced the specialized Dutch patent court of the Hague found Merck Sharp & Dohme B.V. (“MSD BV”), the central European Market Authorization holder for Merck & Co., Inc., to be infringing one of our MDASE patents and ordered MSD BV to refrain from manufacturing, having manufactured, offering, placing on the market and using, or importing or stocking for these purposes, Keytruda Qlex in Belgium, Denmark, France, Ireland, Italy, Sweden, Switzerland and the Netherlands. The injunction also forbids MSD BV to facilitate infringement by its affiliates in those countries, including by allowing the use of its European Marketing Authorization. The court also rejected MSD BV’s arguments that the patent is invalid.
•During the third quarter of 2026, we repurchased approximately 0.8 million shares for $67.2 million at an average price of $79.47 per share under the May 2026 share repurchase program, resulting in $400 million of share repurchases in 2026.
Partners
•In October 2026, Takeda announced a Biologics License Application was filed with the Food and Drug Administration (“FDA”) for TAK-881 for the treatment of Primary Immunodeficiency Disease.
•In October 2026, Janssen expanded its collaboration and licensing agreement with us for an additional oncology target to be developed with ENHANZE.
•In October 2026, Roche announced the FDA has approved TECENTRIQ (atezolizumab) and TECENTRIQ HYBREZA (atezolizumab and hyaluronidase-tqjs) in combination with a fluoropyrimidine and oxaliplatin for the adjuvant treatment of stage III deficient DNA mismatch repair colon cancer, a type of tumour characterized by high mutation rates. This approval marks the twelfth indication for TECENTRIQ in the U.S.
•In the third quarter of 2026, argenx submitted a supplemental Biologics License Application for VYVGART in ocular myasthenia gravis to the FDA.
•In September 2026, argenx expanded its collaboration and licensing agreement by nominating two additional targets which provides exclusive access to ENHANZE for a total of eight targets.
•In September 2026, Pfizer initiated a Phase 1 study to evaluate the pharmacokinetics of a single SC dose of tilrekimig with ENHANZE in healthy adults. Tilrekimig is a trispecific monoclonal antibody being developed for the treatment of atopic dermatitis, asthma, and chronic obstructive pulmonary disease.
•In September 2026, we and Incyte expanded our collaboration to evaluate the SC formulation of axatilimab, a monoclonal antibody targeting colony-simulating factor-1 receptor, with ENHANZE. Under the terms of the new target agreement, Incyte agreed to make an upfront payment and potential future milestone payments and royalties on net sales of products developed with ENHANZE.
•In August 2026, GSK disclosed plans to initiate a Phase 1b study to evaluate the pharmacokinetics and safety of a SC belantamab formulation with ENHANZE versus IV belantamab in patients with multiple myeloma while treated with standard of care.
•The SC formulation of INCA033989, a first-in-class mutant calreticulin-targeted monoclonal antibody utilizing ENHANZE drug delivery technology is being evaluated in an ongoing Phase 1 study.
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
•In July 2026, Janssen announced the FDA granted priority review of the supplemental Biologics License Application filing for SC amivantamab and hyaluronidase-lpuj in adults with head and neck squamous cell carcinoma.
•In the third quarter of 2026, the ongoing ARGX-119 adimanebart program was expanded to include a Phase 1 SC bioavailability study with ENHANZE.

Product and Product Candidates
The following table summarizes our marketed proprietary products and product candidates under development and our marketed partnered products and product candidates under development with our partners:

PRODUCT, COLLABORATION PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA	INDICATION	PHASE 1 / PHASE 2 / PHASE 3 / FILED / APPROVED
PROPRIETARY APPROVED PRODUCTS			
HYLENEX® recombinant (hyaluronidase human injection)	Various	Adjuvant for subcutaneous fluid delivery for dispersion & absorption of other injected drugs	Approved in the U.S.
XYOSTED® (testosterone enanthate) injection (CIII)	Urology	Testosterone Replacement Therapy	Approved in the U.S.
ENHANZE® PARTNER APPROVED PRODUCTS			
Roche			
Herceptin® SC (trastuzumab) (OUS) Herceptin Hylecta™ (trastuzumab and hyaluronidase-oysk) (U.S.)	Oncology	Breast Cancer	Approved in the U.S., EU, China and other countries outside the U.S. (OUS)
Phesgo®(pertuzumab/trastuzumab/hyaluronidase-zzfx) (OUS) and (pertuzumab/trastuzumab)(EU)	Oncology	Breast Cancer	Approved in the U.S., EU, OUS, Japan, and China
MabThera® SC (rituximab) (OUS) RITUXAN HYCELA™ (rituximab/hyaluronidase human) (U.S.)	Oncology	Multiple Blood Cancers	Approved for NHL in EU and OUS Approved for CLL in EU and OUS Approved for DLBCL, CLL and FL in the U.S. Approved for DLBCL in China
Tecentriq® SC (atezolizumab) (EU/U.K.) Tecentriq Hybreza™ (atezolizumab) (U.S.)	Oncology	Certain Types of Lung, Liver, Skin, Soft Tissue, and Colon Cancer	Approved in the U.S., EU, and the U.K.
OCREVUS® SC (Ocrelizumab) (EU/U.K.) OCREVUS ZUNOVO™ (Ocrelizumab) (U.S.)	Neurology	Multiple Sclerosis	Approved in the U.S., EU, and the U.K.
Takeda			
HYQVIA® (Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase)	Immunology	Primary Immunodeficiency Secondary Immunodeficiencies (EU and Japan)	Approved in the U.S., EU, OUS, and Japan
		Chronic Inflammatory Demyelinating Polyneuropathy Multifocal Motor Neuropathy (Japan)	Approved in the U.S., EU, and Japan
Janssen			
DARZALEX FASPRO® (daratumumab hyaluronidase human-fihj) (U.S./China) DARZALEX SC® (daratumumab) (EU/OUS) DARZQURO® (daratumumab) (Japan)	Oncology	Multiple Myeloma Relapsed or refractory multiple myeloma	Approved for Multiple Myeloma in the U.S., EU, Japan and OUS Approved for Relapsed or Refractory Multiple Myeloma in the U.S.
DARZALEX FASPRO® (daratumumab hyaluronidase human-fihj) (U.S./China) DARZQURO® (daratumumab) (Japan) DARZALEX SC® (daratumumab) (EU/OUS)	Hematology	AL Amyloidosis	Approved for AL Amyloidosis in the U.S., EU, Japan, China and OUS
DARZALEX SC® (daratumumab) (EU/OUS) DARZALEX FASPRO® (daratumumab hyaluronidase human-fihj) (U.S.)	Oncology	Smoldering Multiple Myeloma	Approved for Smoldering Multiple Myeloma in the EU, U.S. and OUS
RYBREVANT SC® (amivantamab) (EU) RYBREVANT FASPRO (amivantamab and hyaluronidase-lpuj) (U.S./China) RYBROFAZ® (Japan)	Oncology	Non-Small Cell Lung Cancer	Approved in the U.S., EU, Japan and China
Argenx			
VYVGART® Hytrulo (efgartigimod alfa and hyaluronidase-qvfc) (U.S.) VYVGART® SC (efgartigimod alfa) (EU) VYVDURA® (efgartigimod alfa and hyaluronidase-qvfc) (Japan) VYVGART® Hytrulo (efgartigimod alfa SC injection) (China)	Autoimmunity	Generalized Myasthenia Gravis	Approved in the U.S., EU, Japan and China
VYVGART® Hytrulo (efgartigimod alfa and hyaluronidase-qvfc) (U.S.) VYVGART® SC (efgartigimod alfa) (EU) VYVDURA® (efgartigimod alfa and hyaluronidase-qvfc) (Japan) VYVGART® Hytrulo (efgartigimod alfa SC injection) (China)	Autoimmunity	Chronic Inflammatory Demyelinating Polyneuropathy	Approved in the U.S., EU, Japan and China
BMS			
Opdivo® Qvantig (nivolumab and hyaluronidase-nvhy) (U.S.) Opdivo® SC (nivolumab and hyaluronidase) (EU)	Oncology	Certain types of Kidney, Skin, Lung, Colorectal, Head and Neck, Urothelial, Liver, Esophageal and Stomach Cancer	Approved in the U.S. and EU
DEVICE PARTNER APPROVED PRODUCTS			
Teva			
Epinephrine Injection USP (generic equivalent to EpiPen® and EpiPen® Jr.)	Allergy and Immunology	Anaphylaxis	Approved in the U.S.
Teriparatide Injection (generic version of Forsteo®) (EU) Teriparatide Injection (generic version of Forteo®) (U.S.)	Endocrinology	Osteoporosis	Approved in the U.S. and EU

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
In August 2023, Roche announced the approval of TECENTRIQ SC with ENHANZE by the Medicines and Healthcare products Regulatory Agency in the United Kingdom (the “UK”). In January 2024, Roche received European Commission marketing authorization for TECENTRIQ SC. In September 2024, Roche announced the FDA approved TECENTRIQ HYBREZA with ENHANZE. TECENTRIQ SC enables SC delivery in approximately seven minutes, compared with 30-60 minutes for IV infusion, and is approved for all adult indications of TECENTRIQ IV. In October 2026, Roche announced the FDA has approved TECENTRIQ IV and TECENTRIQ HYBREZA in combination with a fluoropyrimidine and oxaliplatin for the adjuvant treatment of stage III deficient DNA mismatch repair colon cancer, a type of tumour characterized by high mutation rates. This approval marks the twelfth indication for TECENTRIQ in the U.S.
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
Takeda Collaboration
In September 2007, we and Takeda entered into a collaboration and license agreement under which Takeda obtained a worldwide, exclusive license to develop and commercialize product combinations of rHuPH20 with GAMMAGARD LIQUID (HYQVIA®) (the “Takeda Collaboration”). HYQVIA is indicated for the treatment of Primary Immunodeficiency Disease associated with defects in the immune system.
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
In October 2021, Takeda initiated a Phase 1 single-dose, single-center, open-label, three-arm study to assess the tolerability and safety of immune globulin SC (human), 20% solution with ENHANZE (TAK-881) at various infusion rates in healthy adult subjects. In October 2023, Takeda initiated a Phase 2/3 study to evaluate pharmacokinetic measures, safety, and tolerability of SC administration of TAK-881 in adult and pediatric participants with Primary Immunodeficiency Diseases. In May 2026, Takeda announced positive topline results from its pivotal phase 2/3 trial of TAK-881 in Primary Immunodeficiency Disease. In October 2026, Takeda announced a Biologics License Application was filed with the FDA for TAK-881 for the treatment of Primary Immunodeficiency Disease.
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
Pfizer Collaboration
In December 2012, we and Pfizer entered into a collaboration and license agreement, under which Pfizer has the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with Pfizer proprietary biologics in primary care and specialty care indications. In March 2026, Pfizer nominated a new undisclosed non-exclusive target to be studied with ENHANZE. In September 2026, Pfizer initiated a Phase 1 study to evaluate the pharmacokinetics of a single SC dose of tilrekimig with ENHANZE in healthy adults. Tilrekimig is a trispecific monoclonal antibody being developed for the treatment of atopic dermatitis, asthma, and chronic obstructive pulmonary disease.
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
In December 2019, Janssen elected epidermal growth factor receptor and mesenchymal-epithelial transition factor as a bispecific antibody (amivantamab) target on an exclusive basis, which is being studied in solid tumors. The administration time for SC amivantamab was reduced to approximately five minutes from approximately five hours per day for the first IV amivantamab infusion and an average of 2.3 hours for SC infusions and showed a five-fold reduction in infusion-related reactions. SC amivantamab also demonstrated longer overall survival, progression-free survival and duration of response. In April 2025, Janssen received European Commission marketing authorization of the SC formulation of RYBREVANT (amivantamab) with ENHANZE (“RYBREVANT SC”), in combination with LAZCLUZE (lazertinib), for the first-line treatment of adult patients with advanced non-small cell lung cancer with epidermal growth factor receptor exon 19 deletions or exon 21 L858R substitution mutations. RYBREVANT (amivantamab) is approved as a monotherapy for adult patients with advanced non-small cell lung cancer with activating epidermal growth factor receptor exon 20 insertion mutations after the failure of platinum-based therapy. In December 2025, Janssen announced the FDA approved RYBREVANT FASPRO (amivantamab and hyaluronidase-lpuj) for the treatment of patients with epidermal growth factor receptor-mutated locally advanced or metastatic non-small cell lung cancer. In December 2025, Janssen received approval from the Ministry of Health, Labour and Welfare in Japan for RYBROFAZ (amivantamab) with ENHANZE for the first-line treatment of adult patients with advanced non-small cell lung cancer. In December 2025, Janssen received approval from the National Medical Products Administration in China for RYBREVANT FASPRO for the first-line treatment of adult patients with advanced non-small cell lung cancer.
In May 2026, Janssen announced pivotal results from the Phase 1b/2 OrigAMI-4 study showing that SC amivantamab and hyaluronidase-lpuj delivered durable responses in patients with advanced head and neck squamous cell carcinoma previously treated with immunotherapy and chemotherapy and submitted a supplemental Biologics License Application to the FDA. In July 2026, Janssen announced the FDA granted priority review of the supplemental Biologics License Application filing for SC amivantamab and hyaluronidase-lpuj in adults with head and neck squamous cell carcinoma.
In October 2026, Janssen expanded its collaboration and licensing agreement with us for an additional oncology target to be developed with ENHANZE.
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
BMS Collaboration
In September 2017, we and BMS entered into a collaboration and license agreement, which became effective in November 2017, under which BMS had the worldwide license to develop and commercialize products combining our rHuPH20 enzyme with BMS products directed at up to eleven targets. Targets may be selected on an exclusive basis or non-exclusive basis. BMS has designated multiple immuno-oncology targets including programmed death 1 and has an option to select three additional targets by September 2026. In December 2024, BMS announced the FDA approved Opdivo® Qvantig (nivolumab and hyaluronidase-nvhy) with ENHANZE for SC use in most previously approved adult, solid IV Opdivo (nivolumab) indications. Opdivo Qvantig is the first and only SC administered programmed death 1 inhibitor. In May 2025, BMS received European Commission approval of Opdivo SC, the SC formulation of Opdivo (nivolumab) developed with ENHANZE, for use across multiple adult solid tumors.

argenx Collaboration
In February 2019, we and argenx entered into an agreement for the right to develop and commercialize one exclusive target, the human neonatal Fc receptor FcRn, which included argenx’s lead asset efgartigimod (ARGX-113), and an option to select two additional targets using ENHANZE technology. In May 2019, argenx nominated a second target to be studied using ENHANZE technology, a human complement factor C2 associated with the product candidate ARGX-117, which is being developed to treat severe autoimmune diseases in Multifocal Motor Neuropathy. In October 2020, we and argenx entered into an agreement to expand the collaboration relationship, adding three targets for a total of up to six targets under the collaboration. In September 2024, argenx nominated four additional targets and two additional targets in September 2026 under its global collaboration and license agreement that provides them with exclusive access to our ENHANZE drug delivery technology for these targets, for a total of eight targets.
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
argenx is currently conducting the following studies with the goal of expanding approved indications for efgartigimod with ENHANZE: Phase 2/3 (ALKIVIA) study in active idiopathic inflammatory myopathy (Myositis), Phase 2 (Shamrock) study for kidney transplant recipients with antibody mediated rejection, Phase 3 (ADAPT oculus) study for adult patients with ocular myasthenia gravis, and Phase 2 (eSScape) study in adults with Systemic Sclerosis and two Phase 3 studies (VitaliThy) in adults with Grave’s Disease. In February 2026, argenx announced positive topline results from the Phase 3 ADAPT oculus trial of VYVGART in ocular myasthenia gravis. In May 2026, argenx announced FDA approval of a supplemental Biologics License Application for VYVGART Hytrulo with ENHANZE for the treatment of adult patients with generalized myasthenia gravis including all serotypes – anti-AChR-Ab positive, anti-MuSK-Ab positive, anti-LRP4-Ab positive and triple seronegative. In September 2026, argenx discontinued the Phase 3 (UNITY) study of efgartigimod (ARGX-113) in patients with moderate-to-severe primary Sjogren’s disease.
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
In the third quarter of 2026, argenx submitted a supplemental Biologics License Application for VYVGART in ocular myasthenia gravis to the FDA.

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
Acumen Collaboration
In November 2023, we and Acumen entered into a global collaboration and non-exclusive license agreement that provides Acumen access to ENHANZE for a single target. Acumen intends to explore the potential use of ENHANZE for ACU193, Acumen’s clinical stage monoclonal antibody candidate to target Amyloid-β Oligomers for the treatment of early Alzheimer’s disease. In May 2024, Acumen initiated a Phase 2 IV study for ACU193. In July 2024, Acumen initiated a Phase 1 study of sabirnetug (ACU193) with ENHANZE to compare the pharmacokinetic measures between SC and IV administrations in healthy volunteers. In March 2025, Acumen announced top-line results from this study that demonstrated weekly SC administration of sabirnetug was well-tolerated with systematic exposure supporting further clinical development. In October 2026, Acumen announced that initial topline data from its Phase 2 IV study of sabirnetug (ACU193) did not meet its primary endpoint. Acumen plans to cease clinical development of sabirnetug and explore strategic options.
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
Skye Bioscience Collaboration
In December 2025, we and Skye Bioscience entered into a non-exclusive global collaboration and license agreement that provides Skye Bioscience access to ENHANZE for the development and potential commercialization of SC formulation of nimacimab for the treatment of obesity. In the third quarter of 2026, Skye terminated the collaboration and license agreement following its corporate transaction with Redx Pharma Limited.
GSK Collaboration
In May 2026, we and GSK entered into a global collaboration and license agreement for ENHANZE with multiple oncology targets, including the first potential application in antibody-drug conjugates. In August 2026, GSK disclosed plans to initiate a Phase 1b study to evaluate the pharmacokinetics and safety of a SC belantamab formulation with ENHANZE versus IV belantamab in patients with multiple myeloma while treated with standard of care.

Incyte Collaboration
In July 2026, we and Incyte entered into a global collaboration and license agreement to evaluate additional SC formulations of INCA033989, a first-in-class mutant calreticulin targeted monoclonal antibody, in patients with mutant calreticulin expressing myeloproliferative neoplasms, utilizing our proprietary ENHANZE drug delivery technology. Under the collaboration, Incyte also has the option to nominate up to two additional targets for use with ENHANZE. The SC formulation of INCA033989, a first-in-class mutant calreticulin-targeted monoclonal antibody utilizing ENHANZE drug delivery technology is being evaluated in an ongoing Phase 1 study.
In September 2026, we and Incyte expanded our collaboration to evaluate the SC formulation of axatilimab, a monoclonal antibody targeting colony-simulating factor-1 receptor with ENHANZE.
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

Results of Operations
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Royalties – Royalties were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	September 30,
	2026	2025	Dollar	Percentage
DARZALEX	$153,465	$127,502	$25,963	20%
VYVGART Hytrulo	88,114	46,695	41,419	89%
Phesgo	34,277	27,830	6,447	23%
Other	65,145	34,011	31,134	92%
Total royalties	$341,001	$236,038	$104,963	44%
The increase in royalties was primarily driven by continued sales uptake of ENHANZE partner products that have launched since 2020, predominantly VYVGART Hytrulo by argenx, DARZALEX SC by Janssen and Phesgo by Roche in all geographies and contributions from other recently launched products. This growth was partially diluted by earlier-launched ENHANZE partner products that are later in their life cycle and experiencing modest price erosion.
We expect royalty revenue to grow further as a result of anticipated increasing partner product sales of DARZALEX SC, VYVGART Hytrulo and Phesgo, the largest drivers of our royalty revenues. The total of all other product royalty revenues is also expected to grow, mainly driven by recently launched ENHANZE partner products, OCREVUS SC and TECENTRIQ SC by Roche, Opdivo Qvantig by BMS, and RYBREVANT SC by Janssen, partially offset by modest price erosion expected to continue on earlier launched ENHANZE partner products, Herceptin and MabThera.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	September 30,
	2026	2025	Dollar	Percentage
Proprietary product sales	$55,582	$52,242	$3,340	6%
Bulk rHuPH20 sales	70,578	32,491	38,087	117%
Device partnered product sales	11,168	9,495	1,673	18%
Total product sales, net	$137,328	$94,228	$43,100	46%
The increase in product sales, net was primarily due to increased sales of bulk rHuPH20 driven by partner demand as well as contributions from our proprietary product XYOSTED driven by continued market growth. We expect sales of our proprietary products will grow as we continue to gain market share in the testosterone replacement therapy market. We expect product sales of bulk rHuPH20 and device partnered products to fluctuate in future periods based on the needs of our partners.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	September 30,
	2026	2025	Dollar	Percentage
Upfront license and target nomination fees	$3,000	$—	$3,000	100%
Sales-based milestones	7,000	20,000	(13,000)	(65)%
Device licensing and development revenue	4,645	3,998	647	16%
Total revenues under collaborative agreements	$14,645	$23,998	$(9,353)	(39)%
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

Operating expenses – Operating expenses were as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	September 30,
	2026	2025	Dollar	Percentage
Cost of sales	$82,475	$55,242	$27,233	49%
Amortization of intangibles	29,512	17,762	11,750	66%
Research and development	27,778	17,251	10,527	61%
Selling, general and administrative	58,240	46,088	12,152	26%
Total operating expenses	$198,005	$136,343	$61,662	45%
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
Selling, General and Administrative – Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related costs for personnel in executive, selling and administrative functions, as well as professional fees for legal and accounting, business development, commercial operations support for proprietary products and alliance management, and marketing support for our collaborations. The increase in SG&A expenses was primarily due to an increase in consulting and professional service fees, including litigation costs in connection with a patent infringement litigation case, the acquisition of Elektrofi, and an increase in compensation expense.
Investment and Other Income, Net – Investment and other income, net was as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	September 30,
	2026	2025	Dollar	Percentage
Investment and other income, net	$2,172	$5,333	$(3,161)	(59)%
Investment and other income, net consists primarily of interest income on our cash, cash-equivalent and marketable securities. The decrease in investment and other income, net was primarily due to a decrease in the average invested balance.
Interest Expense – Interest expense was as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	September 30,
	2026	2025	Dollar	Percentage
Interest expense	$6,045	$4,296	$1,749	41%
Interest expense consists primarily of costs related to our convertible notes and revolving credit facility. The increase in interest expense is due to the issuance of the 2031 and 2032 Convertible Notes in the fourth quarter of 2025 and the 2033 Convertible Notes in the third quarter of 2026.

Income Tax Expense – Income tax expense was as follows (in thousands):

	Three Months Ended		Increase / (Decrease)
	September 30,
	2026	2025	Dollar	Percentage
Income tax expense	$43,582	$43,733	$(151)	—%
Income tax expense was relatively flat due to a decline in income tax expense driven by tax benefits associated with a share-based compensation windfall and Foreign-Derived Deduction Eligible Income, offset by an increase in income tax expense from higher income before taxes and disallowed Section 162(m) compensation expense.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Royalties – Royalties were as follows (in thousands):

	Nine Months Ended		Increase / (Decrease)
	September 30,
	2026	2025	Dollar	Percentage
DARZALEX	$434,720	$349,649	$85,071	24%
VYVGART Hytrulo	207,029	97,683	109,346	112%
Phesgo	92,886	78,288	14,598	19%
Other	154,746	84,249	70,497	84%
Total royalties	$889,381	$609,869	$279,512	46%
The increase in royalties was primarily driven by continued sales uptake of ENHANZE partner products that have launched since 2020, predominantly VYVGART Hytrulo by argenx, DARZALEX SC by Janssen and Phesgo by Roche in all geographies and contributions from other recently launched products. This growth was partially diluted by earlier-launched ENHANZE partner products that are later in their life cycle and experiencing modest price erosion.
Product Sales, Net – Product sales, net were as follows (in thousands):

	Nine Months Ended		Increase / (Decrease)
	September 30,
	2026	2025	Dollar	Percentage
Proprietary product sales	$152,883	$135,035	$17,848	13%
Bulk rHuPH20 sales	203,693	82,787	120,906	146%
Device partnered product sales	40,802	35,957	4,845	13%
Total product sales, net	$397,378	$253,779	$143,599	57%
The increase in product sales, net was primarily due to increased sales of bulk rHuPH20 driven by partner demand as well as contributions from our proprietary product XYOSTED driven by continued market growth.
Revenues Under Collaborative Agreements – Revenues under collaborative agreements were as follows (in thousands):

	Nine Months Ended		Increase / (Decrease)
	September 30,
	2026	2025	Dollar	Percentage
Upfront license and target nomination fees	$38,500	$220	$38,280	17,400%
Event-based development and regulatory milestones and other fees	5,706	24,500	(18,794)	(77)%
Sales-based milestones	7,000	45,000	(38,000)	(84)%
Device licensing and development revenue	12,716	11,476	1,240	11%
Total revenues under collaborative agreements	$63,922	$81,196	$(17,274)	(21)%
The decrease in revenues under collaborative agreements was primarily due to the timing of milestones achieved.

Operating expenses – Operating expenses were as follows (in thousands):

	Nine Months Ended		Increase / (Decrease)
	September 30,
	2026	2025	Dollar	Percentage
Cost of sales	$240,884	$150,004	$90,880	61%
Amortization of intangibles	88,536	53,286	35,250	66%
Research and development	81,002	49,593	31,409	63%
Selling, general and administrative	173,119	130,064	43,055	33%
Total operating expenses	$583,541	$382,947	$200,594	52%

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
Selling, General and Administrative – The increase in SG&A expenses was primarily due to an increase in consulting and professional service fees, including litigation costs in connection with a patent infringement litigation case, the acquisition of Elektrofi, and an increase in compensation expense.
Investment and Other Income, Net – Investment and other income, net was as follows (in thousands):

	Nine Months Ended		Increase / (Decrease)
	September 30,
	2026	2025	Dollar	Percentage
Investment and other income, net	$6,326	$19,042	$(12,716)	(67)%
The decrease in investment and other income, net was primarily due to a decrease in the average invested balance.
Interest Expense – Interest expense was as follows (in thousands):

	Nine Months Ended		Increase / (Decrease)
	September 30,
	2026	2025	Dollar	Percentage
Interest expense	$17,141	$13,215	$3,926	30%
The increase in interest expense is due to the issuance of the 2031 and 2032 Convertible Notes in the fourth quarter of 2025 and the 2033 Convertible Notes in the third quarter of 2026.

Income Tax Expense – Income tax expense was as follows (in thousands):

	Nine Months Ended		Increase / (Decrease)
	September 30,
	2026	2025	Dollar	Percentage
Income tax expense	$128,849	$109,244	$19,605	18%
The increase in income tax expense was primarily due to higher income before income tax expense and an increase in disallowed Section 162(m) compensation expense, partially offset by an increase in tax benefits associated with a share-based compensation windfall and Foreign-Derived Deduction Eligible Income.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity are our existing cash, cash equivalents and available-for-sale marketable securities. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $1.07 billion. We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing collaborative agreements and cash that we may raise through future transactions. We may raise cash through any one of the following financing vehicles: (i) new collaborative agreements; (ii) expansions or revisions to existing collaborative relationships; (iii) private financings; (iv) other equity or debt financings; (v) monetizing assets; and/or (vi) the public offering of securities.
We may, in the future, draw on our existing line of credit or offer and sell additional equity, debt securities and warrants to purchase any of such securities, either individually or in units to raise capital for additional working capital, capital expenditures, share repurchases, acquisitions or for other general corporate purposes.
Cash Flows

	Nine Months Ended
	September 30,
(in thousands)	2026	2025	Change
Net cash provided by operating activities	$679,237	$432,529	$246,708
Net cash (used in) provided by investing activities	(44,590)	195,975	(240,565)
Net cash provided by (used in) financing activities	259,781	(324,689)	584,470
Net increase in cash and cash equivalents	$894,428	$303,815	$590,613
Operating Activities
The increase in net cash provided by operations was primarily due to an increase in revenue and a decrease in working capital spend.
Investing Activities
The increase in net cash used in investing activities was primarily due to a net purchase of $34.3 million of marketable securities compared to a net sale of $201.5 million of marketable securities in the prior year, and an increase of $5.4 million in capital spend for property and equipment.
Financing Activities
The increase in net cash provided by financing activities was primarily due to a $1.47 billion cash received from the 2033 Convertible Notes offering and a $10.0 million increase in net proceeds from the issuance of common stock under our equity incentive plan, partially offset by cash paid on the induced conversion of the 2027 and 2028 Convertible Notes of $652.3 million including a premium and inducement expense, a purchase of $187.5 million in capped calls and an increase in share repurchases of $57.6 million
Share Repurchases
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
Long-Term Debt, Net
1.50% Convertible Notes due 2033
In September 2026, we completed the sale of $1.50 billion in aggregate principal amount of 1.50% Convertible Senior Notes due 2033 (the “2033 Convertible Notes”). The net proceeds from the issuance of the 2033 Convertible Notes, after deducting the initial purchasers’ fee of $28.1 million, was approximately $1.47 billion. We also incurred additional debt issuance costs totaling $0.8 million. Debt issuance costs and the initial purchasers’ fee are presented as a debt discount.
The 2033 Convertible Notes pay interest semi-annually in arrears on April 1st and October 1st of each year at an annual rate of 1.50%. The 2033 Convertible Notes are general unsecured obligations and rank senior in right of payment to all indebtedness that is expressly subordinated in right of payment to the 2033 Convertible Notes, rank equally in right of payment with all existing and future liabilities that are not so subordinated, are effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness, and are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our current or future subsidiaries. The 2033 Convertible Notes have a maturity date of October 1, 2033.
Holders may convert their 2033 Convertible Notes at their option only in the following circumstances: (1) during the 30 consecutive trading days immediately after the period consisting of the first 20 trading days of any calendar quarter commencing after the calendar quarter ending on December 31, 2026, if the last reported sale price per share of our common stock exceeds 130% of the conversion price for each of at least five trading days during such 20-day trading period; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture for the 2033 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, April 1, 2033, until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2026, the 2033 Convertible Notes were not convertible.
Upon conversion, we will pay cash for the settlement of principal, and for the premium, if applicable, we will pay cash, deliver shares of common stock or a combination of cash and shares of common stock, at our election. The initial conversion rate for the 2033 Convertible Notes is 7.1509 shares of common stock per $1,000 in principal amount of 2033 Convertible Notes, equivalent to a conversion price of approximately $139.84 per share of our common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued or unpaid interest.
As of September 30, 2026, we were in compliance with all covenants.
2033 Capped Call Transactions
In connection with the offering of the 2033 Convertible Notes, we entered into capped call transactions with certain counterparties (the “2033 Capped Call Transactions”). The 2033 Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2033 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2033 Convertible Notes. The cap price of the 2033 Capped Call Transactions is initially $208.39 per share of common stock, representing a premium of 90% above the last reported sale price of $109.68 per share of common stock on September 17, 2026, and is subject to certain adjustments under the terms of the 2033 Capped Call Transactions. As of September 30, 2026, no 2033 Capped Call Transactions had been exercised.
Pursuant to their terms, the 2033 Capped Call Transactions qualify for classification within stockholders’ equity in our condensed consolidated balance sheets, and their fair value is not remeasured and adjusted as long as they continue to qualify for stockholders’ equity classification. We paid approximately $187.5 million for the 2033 Capped Call Transactions, including applicable transaction costs, which was recorded as a reduction to additional paid-in capital in our condensed consolidated balance sheets. The 2033 Capped Call Transactions are separate transactions entered into by us with certain counterparties, are not part of the terms of the 2033 Convertible Notes, and do not affect any holder’s rights under the 2033 Convertible Notes. Holders of the 2033 Convertible Notes do not have any rights with respect to the 2033 Capped Call Transactions.
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

Holders may convert their 2032 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2026, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture for the 2032 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, May 15, 2032, until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2026, the 2032 Convertible Notes were not convertible.
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
As of September 30, 2026, we were in compliance with all covenants.
2032 Capped Call Transactions
In connection with the offering of the 2032 Convertible Notes, we entered into capped call transactions with certain counterparties (the “2032 Capped Call Transactions”). The 2032 Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2032 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2032 Convertible Notes. The cap price of the 2032 Capped Call Transactions is initially $136.78 per share of common stock, representing a premium of 100% above the last reported sale price of $68.30 per share of common stock on November 5, 2025, and is subject to certain adjustments under the terms of the 2032 Capped Call Transactions. As of September 30, 2026, no 2032 Capped Call Transactions had been exercised.
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

Holders may convert their 2031 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2026, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture for the 2031 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, August 15, 2030, until the close of business on the scheduled trading day immediately before the maturity date. As of September 30, 2026, the 2031 Convertible Notes were not convertible.
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
As of September 30, 2026, we were in compliance with all covenants.
2031 Capped Call Transactions
In connection with the offering of the 2031 Convertible Notes, we entered into capped call transactions with certain counterparties (the “2031 Capped Call Transactions”). The 2031 Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2031 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2031 Convertible Notes. The cap price of the 2031 Capped Call Transactions is initially $136.78 per share of common stock, representing a premium of 100% above the last reported sale price of $68.30 per share of common stock on November 5, 2025, and is subject to certain adjustments under the terms of the 2031 Capped Call Transactions. As of September 30, 2026, no 2031 Capped Call Transactions had been exercised.
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

Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture for the 2028 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, February 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2026, the conditional conversion feature of the 2028 Convertible Notes was triggered, and as a result, the 2028 Convertible Notes were classified to current portion of long-term debt, net in our condensed consolidated balance sheets.
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
In connection with the offering of the 2033 Convertible Notes, we used a portion of the net proceeds of the offering to enter into privately negotiated agreements with certain holders of the outstanding 2028 Convertible Notes to repurchase their 2028 Convertible Notes for cash. In connection with the repurchases, we paid approximately $435.5 million in cash, which included a premium, inducement expense and accrued interest.
As of September 30, 2026, we were in compliance with all covenants.
2028 Capped Call Transactions
In connection with the offering of the 2028 Convertible Notes, we entered into capped call transactions with certain counterparties (the “2028 Capped Call Transactions”). The 2028 Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon conversion of the 2028 Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the principal amount of such converted 2028 Convertible Notes. The cap price of the 2028 Capped Call Transactions is initially $75.4075 per share of common stock, representing a premium of 75% above the last reported sale price of $43.09 per share of common stock on August 15, 2022, and is subject to certain adjustments under the terms of the 2028 Capped Call Transactions. As of September 30, 2026, no 2028 Capped Call Transactions had been exercised.
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
Holders may convert their 2027 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the indenture for the 2027 Convertible Notes; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2026 until the close of business on the scheduled trading day immediately before the maturity date. As of September 30, 2026, the conditional conversion feature of the 2027 Convertible Notes was triggered, and as a result, the 2027 Convertible Notes were classified to current portion of long-term debt, net in our condensed consolidated balance sheets.
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
In connection with the offering of the 2033 Convertible Notes, we used a portion of the net proceeds of the offering to enter into privately negotiated agreements with certain holders of the outstanding 2027 Convertible Notes to repurchase their 2027 Convertible Notes for cash. In connection with the repurchases, we paid approximately $217.0 million in cash, which included a premium, inducement expense and accrued interest.
As of September 30, 2026, we were in compliance with all covenants.
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
As of September 30, 2026, the revolving credit facility was undrawn and we were in compliance with all covenants.
Additional Capital Requirements
Our expected working capital and other capital requirements are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025. As of September 30, 2026, there have been no material changes to our expected working capital and other capital requirements described in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Our significant accounting policies are described in Part II, Item 8, Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. The accounting policies and estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to our critical accounting policies or estimates during the nine months ended September 30, 2026.
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of our condensed consolidated financial statements included in Part I, Item 1 for a discussion of recent accounting pronouncements and their effect, if any.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risks during the quarter ended September 30, 2026.
As of September 30, 2026, our cash equivalents and marketable securities consisted of investments in money market funds and U.S. Treasury securities. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security may decline. Based on our current investment portfolio as of September 30, 2026, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.
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
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2026, we completed the implementation of a new enterprise resource planning (“ERP”) system, which resulted in changes to certain business processes and financial systems. As a result, we modified the design of certain existing internal controls, as well as implemented new controls and procedures, impacted by the implementation of the new ERP system.
Except the changes identified above, there have been no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The table below sets forth information regarding repurchases during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price paid per share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be purchased under the Programs (in thousands) (2)
July 1, 2026 through July 31, 2026	730,992	$78.94	730,992	$767,194
August 1, 2026 through August 31, 2026	115,465	$82.84	115,465	$757,629
September 1, 2026 through September 30, 2026	—	$—	—	$757,629
Total	846,457		846,457
(1) Included in the total cost of shares purchased is a commission fee of $0.02 per share.
(2) The share repurchases during the three months ended September 30, 2026 was executed under the May 2026 authorized capital return program.

Item 3.Defaults Upon Senior Securities
Not applicable.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the three months ended September 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408 of Regulation S-K).

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

4.9
Convertible Notes Indenture, dated September 22, 2026 between Halozyme Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K filed September 22, 2026 and incorporated herein by reference)

4.10	Form of 1.50% Convertible Senior Notes due 2033 (included within Exhibit 4.1) (filed as Exhibit 4.2 to the Company’s Form 8-K filed September 22, 2026 and incorporated herein by reference)

10.1#	Halozyme Therapeutics, Inc. 2021 Employee Stock Purchase Plan (filed herewith)

10.2
Form of Capped Call Confirmation in connection with 1.50% Convertible Senior Notes due 2033 (filed as Exhibit 10.1 to the Company’s Form 8-K filed September 22, 2026 and incorporated herein by reference)

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

Halozyme Therapeutics, Inc. (Registrant)

Dated:	November 5, 2026	By:	/s/ Helen I. Torley, M.B. Ch.B., M.R.C.P.
Helen I. Torley, M.B. Ch.B., M.R.C.P. President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 5, 2026	By:	/s/ Darren Snellgrove
Darren Snellgrove Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)